Form 10-Q
period 2006-06-30
Evercore Partners Inc.
filed 2006-09-25
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

001-32975

(Commission File Number)

EVERCORE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 East 52nd Street

43rd floor

New York, New York 10055

(Address of principal executive offices)

Registrant’s telephone number: (212) 857-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐             Accelerated Filer   ☐             Non-Accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding as of September 21, 2006 was 4,587,738. The number of shares of the Registrant’s Class B common stock, par value $0.01 per share, outstanding as of September 21, 2006 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the Registrant).

In this report, references to “Evercore Partners,” “Evercore,” “we,” “our,” or “us,” refer to Evercore Partners Inc. a Delaware company, and its subsidiaries.

References to “Evercore Holdings” or “the Company,” refer to Evercore Holdings, which, prior to the August 2006 Reorganization described herein, was comprised of certain condensed combined entities under the common ownership of the Evercore Senior Managing Directors (the “Members”) and common control of two of the founding Members (the “Founding Members”).

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Combined Financial Statements of Evercore Holdings (Unaudited)*

*	These unaudited condensed combined financial statements reflect the historical results of operations and financial position of Evercore Holdings and are not indicative of the expected future consolidated results of Evercore Partners Inc. following its August 2006 reorganization. The reorganization is presented in greater detail in Part I, Item 1A “Pro Forma Financial Information (Unaudited)” in this report. Specifically, the historical results of operations of Evercore Holdings do not reflect:

•	the Formation Transaction described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reorganization”, including the elimination of the financial results of the general partners of the Evercore Capital Partners I, Evercore Capital Partners II and Evercore Ventures funds and certain other entities through which certain of the Company’s Senior Managing Directors have invested capital in the Evercore Capital Partners I fund, which will not be contributed to Evercore LP, and the cash distribution of pre-offering profits to the Company’s Senior Managing Directors;

•	the Protego Combination described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reorganization”, including certain purchase accounting adjustments such as the allocation of the purchase price to acquired assets and assumed liabilities;

•	the additional compensation and benefits expenses the Company will incur following the August 2006 reorganization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures—Operating Expenses—Employee Compensation and Benefits Expense”;

•	the additional corporate income taxes Evercore Partners will incur following the August 2006 reorganization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures—Provision for Income Taxes”; and

•	the initial public offering of Evercore Partners Inc.’s Class A common stock and the use of a portion of the net proceeds to repay outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization”.

EVERCORE HOLDINGS

CONDENSED COMBINED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)

	December 31, 2005	(UNAUDITED) June 30, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	$37,855	$14,838
Restricted Cash	1,519	1,519
Securities	—	4,083
Accounts Receivable (net of allowances of $256 on December 31, 2005 and June 30, 2006)	12,921	17,519
Receivable from Members and Employees	1,739	1,426
Receivable from Uncombined Affiliates	1,255	2,923
Debt Issuance Costs	607	206
Prepaid Expenses	604	1,965
Accounts Receivable - Other	353	71

Total Current Assets	56,853	44,550
Investments	16,755	26,013
Deferred Offering and Acquisition Costs	5,138	9,892
Furniture, Equipment and Leasehold Improvements, Net	2,263	2,900
Other Assets	403	547

TOTAL ASSETS	$81,412	$83,902

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Short-Term Borrowings	—	30,000
Accrued Compensation and Benefits	13,165	10,607
Accounts Payable and Accrued Expenses	11,672	12,882
Deferred Revenue	935	512
Payable to Members and Employees	659	—
Payable to Uncombined Affiliates	440	18
Capital Leases Payable - Current	193	176
Taxes Payable	1,711	947
Other Current Liabilities	626	97

Total Current Liabilities	29,401	55,239
Capital Leases Payable - Long-term	232	150

TOTAL LIABILITIES	29,633	55,389

Minority Interest	274	273

Members’ Equity
Members’ Capital	51,301	28,119
Accumulated Other Comprehensive Income	204	121

TOTAL MEMBERS’ EQUITY	51,505	28,240

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$81,412	$83,902

See notes to unaudited condensed combined financial statements.

EVERCORE HOLDINGS

CONDENSED COMBINED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
REVENUES
Advisory Revenue	$12,243	$40,173	$30,513	$72,570
Investment Management Revenue	2,000	3,138	6,120	16,246
Interest Income and Other Revenue	31	179	75	300

TOTAL REVENUES	14,274	43,490	36,708	89,116

EXPENSES
Employee Compensation and Benefits	5,204	8,093	10,614	16,852
Occupancy and Equipment Rental	739	990	1,421	1,828
Professional Fees	4,638	5,053	7,234	10,721
Travel and Related Expenses	890	1,642	2,204	3,493
Communications and Information Services	112	464	289	880
Financing Costs	—	631	—	1,225
Depreciation and Amortization	171	283	322	545
Other Operating Expenses	260	770	516	1,088

TOTAL EXPENSES	12,014	17,926	22,600	36,632

OPERATING INCOME	2,260	25,564	14,108	52,484
Minority Interest	8	6	10	(1)
Provision for Income Taxes	377	905	1,047	1,884

NET INCOME	$1,875	$24,653	$13,051	$50,601

See notes to unaudited condensed combined financial statements.

EVERCORE HOLDINGS

CONDENSED COMBINED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

(dollars in thousands)

	Members’ Capital	Accumulated Other Comprehensive Income	Total Members’ Equity
BALANCE - at January 1, 2006	$51,301	$204	$51,505
Net Income	50,601	—	50,601
Other Comprehensive Income:
Unrealized (Losses) on Available-For-Sale Securities	—	(83)	(83)

Total Comprehensive Income			50,518

Members’ Contributions	2,644	—	2,644
Members’ Distributions	(76,427)	—	(76,427)

BALANCE - at June 30, 2006 (unaudited)	$28,119	$121	$28,240

See notes to unaudited condensed combined financial statements.

EVERCORE HOLDINGS

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,051	$50,601
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	322	946
Minority Interest	10	(1)
Bad Debt Expense	2	—
Net Gains and Losses on Private Equity Investments	2,554	(4,935)
Net Gains and Losses Under Equity Investments	—	299
Net Gains and Losses on Trading Securities	—	75
(Increase) Decrease in Operating Assets:
Accounts Receivable	3,896	(4,598)
Placement Fees Receivable	1,244	—
Receivable from Members and Employees - Current	680	313
Receivable from Uncombined Affiliates	(889)	(1,668)
Prepaid Expenses	(395)	(1,361)
Accounts Receivable - Other	1	282
Deferred Offering and Acquisition Costs	(1,489)	(4,754)
Other Assets	(191)	(144)
Increase (Decrease) in Operating Liabilities:
Accrued Compensation and Benefits	(2,648)	(2,558)
Accounts Payable and Accrued Expenses	2,122	1,210
Placement Fees Payable	(1,244)	—
Deferred Revenue	268	(423)
Payable to Members and Employees	(239)	(659)
Payable to Uncombined Affiliates	201	(422)
Taxes Payable	470	(764)
Other Current Liabilities	(170)	(529)

Net Cash Provided by Operating Activities	17,556	30,910

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Investments	410	3,497
Investments Purchased	(3,941)	(12,360)
Purchase of Furniture, Equipment and Leasehold Improvements	(337)	(1,182)
Restricted Cash Deposits	21	—

Net Cash Used In Investing Activities	(3,847)	(10,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(70)	(99)
Contributions from Members	971	2,644
Distributions to Members	(43,625)	(76,427)
Borrowing - Line of Credit	—	30,000

Net Cash Used in Financing Activities	(42,724)	(43,882)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,015)	(23,017)
CASH AND CASH EQUIVALENTS - Beginning of Period	37,379	37,855

CASH AND CASH EQUIVALENTS - End of Period	$8,364	$14,838

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$68	$458

Payments for Income Taxes	$1,122	$3,808

Fixed Assets Acquired Under Capital Leases	$113	$—

See notes to unaudited condensed combined financial statements.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 & 2006

(dollars in thousands unless otherwise noted)

Note 1 – Organization

Evercore Holdings (the “Company”) is an investment banking firm, headquartered in New York, New York, which, prior to the reorganization referred to below, was comprised of certain condensed combined entities under the common ownership of the Evercore Senior Managing Directors (the “Members”) and common control of two of the founding Members (the “Founding Members”). On August 10, 2006, pursuant to a contribution and sale agreement dated May 12, 2006, the Members contributed to Evercore LP each of the various entities included in the Company’s historical combined financial statements, with the exception of the general partners of ECP I, ECP II and EVM and of the Founders (as such terms are defined below), and Evercore LP acquired Protego Asesores and its subsidiaries and Protego SI from its directors and other stockholders. On August 16, 2006, Evercore Partners Inc., the sole general partner of Evercore LP, completed the initial public offering of its Class A common stock. This reorganization is described in greater detail in the Registration Statement on Form S-1 (File No. 333-134087) (the “Registration Statement”) filed with the Securities and Exchange Commission in connection with the initial public offering. The financial statements of the Company presented in this report represent the results of operations and financial condition of the Company prior to the reorganization.

The entities comprising the Company are as follows:

•	Evercore Group Holdings L.P. (“EGH”) which indirectly owns all interests in each of the following entities:

•	Evercore Financial Advisors L.L.C. and Evercore Restructuring L.L.C. provide financial advisory services to public and private companies and restructuring advisory services to companies in financial transition as well as to their creditors.

•	Evercore Advisors L.L.C. provides investment advisory services to Evercore Capital Partners II L.P. and its affiliated entities (collectively, “ECP II”), a Company sponsored private equity fund.

•	Evercore Venture Advisors L.L.C. provides investment advisory services to Evercore Venture Partners L.P. and its affiliated entities (collectively, “EVP”), a Company sponsored private equity fund.

•	Evercore Group Holdings L.L.C. is the general partner of EGH.

In December 2003, the above entities were reorganized. Prior to the reorganization, these entities were operated as a series of limited partnerships with their own general partner entities. Under the terms of the reorganization, these limited partnerships were converted to limited liability companies. Pursuant to such conversions, the limited partnership interests were cancelled and, in consideration therefore, the holders of such limited partnership interests received limited partnership interest of EGH that corresponded to the respective limited liability companies into which such limited partnership were converted and were equivalent to the respective limited partnership interests held immediately prior to such conversions. The resulting limited liability companies are held by Evercore Partners Services East L.L.C., a wholly owned subsidiary of EGH. Subsequent to the reorganization, the former general partner entities were dissolved. The transaction was accounted for as a reorganization of entities under common control at historical cost.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

•	Evercore Advisors Inc. provides investment advisory services to Evercore Capital Partners L.P. and its affiliated entities (collectively “ECP I”), a Company sponsored private equity fund.

•	Evercore Group L.L.C. (“EGL”) is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the National Association of Securities Dealers, Inc. EGL is a limited service entity, which specializes in rendering selected financial advisory services. EGL was converted to a limited liability company from an S corporation on April 19, 2006.

•	Evercore Properties Inc. is a lease holding entity for the Company’s New York offices. With respect to the Company’s California offices, such leases are held by Evercore Partners Services East L.L.C.

•	Evercore Partners L.L.C., Evercore Offshore Partners Ltd., and Evercore Partners Cayman L.P. are the general partners of various ECP I entities.

•	Evercore Partners II L.L.C. and Evercore Venture Management L.L.C. (“EVM”) are the general partners of ECP II and EVP, respectively.

•	Evercore Founders L.L.C. and Evercore Founders Cayman Ltd. are the entities through which the Company funds its additional commitments to ECP I (collectively, the “Founders”).

The Company’s principal activities are divided into two business segments:

•	Advisory – includes advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters; and

•	Investment Management – includes the management of outside capital invested in the Company’s sponsored private equity funds: ECP I, ECP II and EVP, (collectively referred to as the “Private Equity Funds”); and the Company’s principal investments in such Private Equity Funds. Each of the Private Equity Funds is managed by its own general partners and outside investors participate in the Private Equity Funds as limited partners.

The Condensed Combined Financial Statements include the accounts of the following entities all of which are under the common control and management of the Founding Members:

Entity	Type of Entity	Date of Formation	Percentage Ownership
Evercore Group Holdings L.P. and subsidiaries	Delaware Limited Partnership	12/31/02	100%
Evercore Group Holdings L.L.C.	Delaware Limited Liability Company	12/31/02	100%
Evercore Advisors Inc.	Delaware S-Corporation	06/18/96	100%
Evercore Group L.L.C.	Delaware Limited Liability Company	03/21/96	100%
Evercore Properties Inc.	Delaware S-Corporation	04/16/97	100%
Evercore Partners L.L.C.	Delaware Limited Liability Company	11/20/95	100%
Evercore Offshore Partners Ltd.	Cayman Islands Limited Liability Company	03/25/97	100%
Evercore Partners Cayman L.P.	Cayman Islands Limited Partnership	03/28/01	100%
Evercore Partners II L.L.C.	Delaware Limited Liability Company	10/24/01	100%
Evercore Venture Management L.L.C. (1)	Delaware Limited Liability Company	10/12/00	47%
Evercore Founders L.L.C.	Delaware Limited Liability Company	03/25/97	100%
Evercore Founders Cayman Ltd.	Cayman Islands Limited Liability Company	03/27/01	100%

(1)	EVM is combined at 100% with a 53% minority interest recorded.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

Note 2 – Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed combined financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited combined financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the combined financial statements for the year ended December 31, 2005 and footnotes thereto included in the Company’s Registration Statement on Form S-1. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The Condensed Combined Financial Statements of the Company comprise the consolidation of EGH and its wholly owned subsidiaries with Evercore Group Holdings L.L.C., Evercore Advisors Inc., Evercore Properties Inc. and Evercore Group L.L.C., and the combination of its wholly owned and majority owned general partners of the Private Equity Funds and Founders, entities that are wholly owned or controlled by the Company.

EGH has consolidated all operating companies in which it has a controlling financial interest, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” (“SFAS 94”) which requires the consolidation of all majority-owned subsidiaries.

Investments in non-majority-owned companies in which the Company has significant influence are accounted for by the Company using the equity method.

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

All material intercompany transactions and balances have been eliminated.

Minority Interest – Minority interest recorded on the Condensed Combined Financial Statements relates to the minority interest of an unrelated third-party in EVM, the general partner of EVP. The Company consolidates EVM, which it controls but does not wholly own. As a result, the Company includes in its Condensed Combined Statements of Income all of the net income of EVM with an appropriate minority interest of approximately 53%.

Use of Estimates – The preparation of the Condensed Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed combined financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the valuation of portfolio investments in companies owned by the Private Equity Funds (the “Portfolio Companies”), the allowance for doubtful accounts for accounts receivables, compensation liabilities, tax liabilities and other matters that affect reported amounts of assets and liabilities. Actual amounts could differ from those estimates and such differences could be material to the Condensed Combined Financial Statements.

Cash and Cash Equivalents – Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less.

Restricted Cash – At December 31, 2005 and June 30, 2006, the Company was required to maintain compensating balances of $1,519, as collateral for letters of credit issued, by a third party, in lieu of a cash security deposit, as required by the Company’s lease for New York office space.

Accounts Receivable – Accounts receivable consists primarily of advisory fees and expense reimbursements charged to the Company’s clients, and transaction and monitoring fees charged to Portfolio Companies. Accounts receivable as of December 31, 2005 and June 30, 2006 include unbilled client expense receivables in the amount of $1,451 and $968, respectively.

Accounts Receivable are reported net of any allowance for doubtful accounts. Management of the Company derives the estimate for the allowance for doubtful accounts by utilizing past client transaction history and an assessment of the client’s creditworthiness, and has determined that an allowance for doubtful accounts was $256 as of December 31, 2005 and June 30, 2006.

Fair Value of Financial Instruments – The fair value of financial assets and liabilities, consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate their recorded value, as they are short-term in nature.

Investments – The Company’s investments consist primarily of investments in the Private Equity Funds and assets managed by Evercore Asset Management, L.L.C. (“EAM”) that are carried at fair value on the Condensed Combined Statements of Financial Condition, with realized and unrealized gains and losses included in Investment Management Revenue on the Condensed Combined Statements of Income.

Realized and Unrealized gains and losses on Available-For-Sale Securities are included in Accumulated Other Comprehensive Income as a separate component of Member’s Equity, but are excluded from net income.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

The Private Equity Funds consist primarily of investments in marketable and non-marketable securities of the Portfolio Companies. The underlying investments held by the Private Equity Funds are valued based on quoted market prices or estimated fair value if there is no public market. The fair value of the Private Equity Funds’ investments in non-marketable securities are ultimately determined by the Company in its capacity as general partner. The Company determines fair value of non-marketable securities by giving consideration to a range of factors, including but not limited to market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments.

Investments in publicly traded securities are valued using quoted market prices.

Available-For-Sale Securities and Trading Securities are valued using quoted market prices for publicly traded securities or estimated fair value if there is no public market.

Furniture, Equipment and Leasehold Improvements – Fixed assets, including office equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Furniture, equipment and computer hardware and software are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.

The Company capitalizes certain costs of computer software obtained for internal use and amortizes the amounts over the estimated useful life of the software, generally not exceeding three years. Capitalized internal-use software costs include only external direct costs of materials and services consumed in developing or obtaining the software. Capitalization of these costs ceases no later than the point at which software development projects are substantially complete and ready for their intended purposes.

Upon retirement or disposition of assets, the cost and related accumulated depreciation or amortization is removed from the accounts and the resulting gain or loss, if any, is recognized as a gain or loss on disposition of assets in other operating income or expense. Expenditures for maintenance and repairs are expensed as incurred.

Leases – Leases are accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Leases are classified as either capital or operating as appropriate. For capital leases, the present value of the future minimum lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the lesser of the lease term or useful life of the asset.

Advisory Revenue – The Company earns advisory revenue through a) retainer arrangements, b) success fees based on the occurrence of certain events which may include announcements or completion of various types of financial transactions and c) fairness opinions.

The Company recognizes advisory revenue when the services related to the underlying transactions such as mergers, acquisitions, restructurings and divestitures are completed in accordance with the terms of its engagement agreements.

Fees that are paid in advance are initially recorded as deferred revenue and recognized as advisory revenue ratably over the period in which the related service is rendered.

Investment Management Revenue – Investment Management revenue consists of a) management fees from the Private Equity Funds, b) portfolio company fees, c) gains (losses) on investments in the Private Equity Funds and d) Carried Interest.

Management Fees – Management fees are contractually based and are derived from investment management services provided in originating, recommending and consummating investment opportunities to the Private Equity

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

Funds. Management fees are payable semi-annually in advance on committed capital during the Private Equity Funds’ investment period, and on invested capital, thereafter. Management fees are initially recorded as deferred revenue and revenue is recognized ratably, thereafter, over the period for which services are provided.

The Private Equity Funds partnership agreements provide for a reduction of management fees for certain portfolio company fees earned by the Company. Portfolio company fees are recorded as revenue when earned and are offset, in whole or in part, against future management fees. Such offsets amounted to $0 and $552 for the six months ended June 30, 2005, and 2006, respectively.

The ECP II partnership agreement also provides that placement fees paid by its limited partners are offset against future management fees. Such offsets amounted to $1,243 and $0 for the six months ended June 30, 2005, and 2006.

Portfolio Company Fees – Portfolio company fees include monitoring, director and transaction fees associated with services provided the portfolio companies of the private equity funds the Company manages.

Monitoring fees are earned by the Company for services provided to the Portfolio Companies with respect to the development and implementation of strategies for improving operating, marketing and financial performance. Monitoring fee revenue is recognized ratably over the period for which services are provided.

Director fees are earned by the Company for the services provided by Members who serve on the Board of Directors of Portfolio Companies. Director fees are recorded as revenue when payment is received. This policy does not yield results that are materially different compared to recording revenue when services are provided, as required by U.S GAAP.

Transaction fees are earned by the Company for providing advisory services to Portfolio Companies. These fees are earned and recognized on the same basis as advisory revenue.

Gains (Losses) on Investments in the Private Equity Funds – Investments in the Private Equity Funds consist of the Company’s general partnership interest and related commitments in investment partnerships that it manages. These investments are accounted for on the fair value method based on the Company’s percentage interest in the underlying partnerships. The Company recognizes revenue on investments in the Private Equity Funds based on its allocable share of realized and unrealized gains (or losses). See Note 6, Investments.

Carried Interest – The Company records incentive fee revenue from the Private Equity Funds when the returns on the Private Equity Funds’ investments exceed certain threshold minimums. These incentive fees (or “Carried Interest”) are computed in accordance with the underlying Private Equity Funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Future investment underperformance may require amounts previously distributed to the Company to be returned to the respective investment partnerships. As required by the Private Equity Funds’ partnership agreements, the general partners of each Private Equity Fund maintain a defined amount in escrow in the event that distributions received by such general partner must be returned due to investment underperformance. These escrow funds are not included in the accounts of the Company. The Members, in their capacity as members of the general partners of the Private Equity Funds, have guaranteed the general partners’ obligation (which may arise due to investment underperformance) to repay or refund to outside investors in the Private Equity Funds interim amounts previously distributed to the Company.

Client Expense Reimbursement – In the conduct of its financial advisory service engagements and in the pursuit of successful Portfolio Company investments for the Private Equity Funds, the Company receives reimbursement for certain transaction-related expenses incurred by the Company on behalf of its clients. Such reimbursements are classified as either Advisory or Investment Management Revenues, as applicable.

Transaction-related expenses, which are billable to clients, are recognized as revenue in accordance with EITF 01-14, “Income Statement Characterization of Reimbursement Received for Out of Pocket Expenses Incurred”, and recorded in accounts receivable on the later of a) the date of an executed engagement letter or b) the date the expense is incurred. The Company reported such expense reimbursement as revenue on the Condensed Combined Statements of Income in the amount of $1,099 and $2,463 for the six months ended June 30, 2005, and 2006, respectively.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts) and severance and excludes any compensatory payments made to Members. Bonuses are accrued over the service period to which they relate. Benefits includes both Member and employee benefit expense.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities. The Company’s operations are organized as a series of partnerships, limited liability companies and sub-chapter S corporations. Accordingly, the Company’s income is not subject to U.S. federal income taxes. Taxes related to income earned by these entities represent obligations of the individual members, partners or shareholders and have not been reflected in the accompanying Condensed Combined Financial Statements. Income taxes shown on the Condensed Company’s Combined Statements of Income are attributable to the New York City Unincorporated Business Tax and the New York City general corporate tax.

Earnings Per Share – The Company has historically operated as a series of related partnerships, limited liability companies and sub-chapter S corporations under the common control of the Founding Members. There is no single capital structure upon which to calculate historical earnings per share information. Accordingly, historical earnings per share information has not been presented.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are included in Accumulated Other Comprehensive Income as a separate component of Members’ Equity but are excluded from net income. The Company’s other comprehensive income is comprised of unrealized gains on Available-For-Sale Securities.

Net Income – As a result of the Company operating as a series of partnerships, limited liability companies and sub-chapter S corporations, payment for services rendered by the Members has historically been accounted for as a distribution from Members’ capital rather than as compensation and benefits expense. As a result, the Company’s operating income historically has not reflected payments for services rendered by its Members.

The Members have historically received periodic distributions of operating proceeds which are reported in the Statements of Changes in Members’ Equity as distributions. The amount of cash and non-cash distributions received by the Members was $76,427, for the six months ended June 30, 2006.

Note 3 – Recently Issued Accounting Pronouncements

SFAS 123(R) – On December 16, 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which is a revision of SFAS No. 123 “Accounting for Stock Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Condensed Combined Statements of Income based on their fair values. Pro forma disclosure is no longer an alternative. The Company has operated as a series of partnerships, limited liability companies and sub-chapter S corporations and has not historically issued stock-based compensation awards. The Company adopted SFAS 123(R) on January 1, 2006 and there was no material impact on the Company’s condensed combined financial condition or results of operations.

FIN 47 – In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies guidance provided in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The term, asset retirement obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company’s condensed combined financial condition or results of operations.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

SFAS 154 – In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The adoption of SFAS 154 did not have a material effect on the Company’s condensed combined financial condition or results of operations.

Emerging Issues Task Force Issue No. 04-5 – In June 2005 the Emerging Issues Task Force reached a consensus on Issue No. 04–5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under Issue 04–5, the general partners in a limited partnership or similar entity are presumed to control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. A general partner should assess the limited partners’ rights and their impact on the presumption of control. If the limited partners have either a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause or b) substantive participating rights, the general partners do not control the limited partnership. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreement is modified, Issue 04–5 is effective after June 29, 2005. For general partners in all other limited partnerships, Issue 04–5 is effective for the first reporting period in fiscal years beginning after December 15, 2005, and allows either of two transition methods. As of December 31, 2005 the Company determined that consolidation of the Private Equity Funds will not be required pursuant to Issue 04-5.

SFAS 155 – In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 155, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of the Company.

SFAS 156 – In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 156, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of the Company.

FIN 48 – In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. The Company is currently assessing the impact of adopting FIN 48 on the financial condition, results of operations, and cash flows of the Company.

SFAS 157 – In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on the financial condition, results of operations, and cash flows of the Company.

Note 4 – Related Parties

        The Company remits payment for expenses on behalf of the Private Equity Funds and is reimbursed accordingly. During the six months ended June 30, 2005 and 2006, the Company disbursed $432, and $733, respectively, on behalf of these entities. Included in Receivable from Uncombined Affiliates on the Statements of Financial Condition as of December 31, 2005 and June 30, 2006 are accrued and unpaid management fees, reimbursable expenses relating to the Private Equity Funds and investment advances made to an affiliate in the amounts of $1,255 and $2,923, respectively. Payables to Uncombined Affiliates amounted to $440 and $18 as of December 31, 2005 and June 30, 2006, respectively. These payables represent obligations of the general partner pursuant to the respective partnership agreements of the Private Equity Funds and are payable to the Private Equity Funds.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

Included in Receivable from Members and Employees on the Condensed Combined Statements of Financial Condition are loans to Members, employees and former employees of the Company. These loans are collateralized by the Members, employees, or former employees respective investments in the Private Equity Funds, are carried at face value and bear interest at the prime rate. The amount of such loans outstanding as of December 31, 2005 and June 30, 2006 were $83 and $85, respectively. Interest on these loans was $3 and $3, for the quarters ended June 30, 2005, and 2006, respectively, and $4 and $4 for the six months ended June 30, 2005 and 2006. This interest included in Interest Income and Other Revenue on the Condensed Combined Statements of Income. Subsequent to June 30, 2006, the amounts receivable from Members were received by the Company. Advances in the amount of $61 made to individuals who have accepted employment offers with the Company, are also included in Receivable from Members and Employees on the Condensed Combined Statements of Financial Condition as of December 31, 2005 and June 30, 2006.

Also, included in Receivable from Members and Employees are advances made by the Company on behalf of such individuals in connection with their general partner obligation to the Private Equity Funds. These advances are non-interest bearing and the amounts outstanding as of December 31, 2005 and June 30, 2006 were $1,540 and $1,257, respectively. Subsequent to June 30, 2006, the amounts receivable from Members were received by the Company. Payable to Members and Employees for Private Equity distributions amounted to $659 and $0 as of December 31, 2005 and June 30, 2006.

Amounts due in connection with personal expenses paid by the Company on behalf of Members and employees totaled $51 and $17 as of December 31, 2005 and June 30, 2006, respectively, and are included in Receivable from Members and Employees. These receivables are non-interest bearing and are repaid to the Company on a periodic basis. Subsequent to June 30, 2006, these amounts were received by the Company.

The general partner investment interests of one of the Members and the general partner and Founder interests of one of the founding members serve to collateralize their personal loans with a third party financial institution.

Effective October 28, 2005, EGH acquired (indirectly through a wholly owned subsidiary) the right to invest in EAM, a newly formed entity, engaged primarily in the asset management business. The Company’s investment in EAM is accounted for under the equity method. Although EAM is considered a variable interest entity, the Company is not the primary beneficiary, and thus, not required to consolidate it.

Co-Operation Agreement with Braveheart Financial Services Limited – On April 19, 2006, EGL entered into a Co-Operation Agreement with Braveheart Financial Services Limited (“Braveheart”), a private company limited by shares incorporated in England, which provides for a business referral arrangement. Braveheart was organized to provide corporate finance and private equity advisory services, subject to its receipt of applicable regulatory approvals. The arrangement under the Co-Operation Agreement is intended to generate incremental fee income for each of Evercore and Braveheart through mutual business referrals for financial advisory work and the sourcing and execution of private equity fundraising and investment opportunities. Pursuant to the Co-Operation Agreement, Braveheart will refer matters in North America to Evercore and Evercore will refer matters in Europe, the Middle East or Africa to Braveheart. Each of the parties is obligated to pay fees to the other party for services provided under the Co-Operation Agreement. On July, 20, 2006, EGL paid Braveheart a retainer fee in the amount of $900,000. The Co-Operation Agreement may be terminated by either party at any time on or after December 31, 2007, and will terminate upon consummation of the Company’s pending acquisition of Braveheart. See Note 15 – Subsequent Events.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

Note 5 – Deferred Offering and Acquisition Costs

The Company completed an initial public offering of its Class A Common Stock on August 16, 2006. The Company consummated a number of internal reorganization transactions to transition the Company to a corporate structure form. Costs directly attributable to the Company’s initial public offering have been deferred and capitalized. These costs were charged against the proceeds of the offering once completed.

The Company also executed a definitive agreement to acquire all the outstanding capital stock of Protego Asesores S.A. de C.V, a foreign investment bank based in Mexico, in exchange for both cash and equity consideration. The transaction was consummated immediately prior to the initial public offering referred to above. The direct costs incurred in connection with the acquisition have been deferred and capitalized, and these costs will be allocated to the purchase price upon the completion of the acquisition.

The Company entered into a sale and purchase agreement to acquire Braveheart, an investment banking firm based in the U.K., in exchange for all or the outstanding share capital of Braveheart the Company would pay cash and equity consideration. The direct costs incurred in connection with the acquisition have been deferred and capitalized, and these costs will be allocated to the purchase price upon the completion of the acquisition. Costs related to an unsuccessful acquisition will be charged to operations at the termination date. See Note 15, Subsequent Events.

As of December 31, 2005 and June 30, 2006, respectively, $5,138 and $9,892 of costs incurred in connection with the initial public offering and the acquisitions, described above, were capitalized and are shown on the Condensed Combined Statements of Financial Condition in Deferred Offering and Acquisition Costs.

Note 6 – Investments

Investments

The fair value of the Company’s investments reported in the Condensed Combined Statements of Financial Condition are as follows:

	December 31, 2005	June 30, 2006
Investment in ECP I	$3,717	$4,363
Investment in ECP II	11,997	19,815
Investment in EVP	625	664

Total Private Equity Funds	16,339	24,842
Investments Available-For-Sale	416	333
Investments, Equity Method	—	838

Total Investments	$16,755	$26,013

Investments in the Private Equity Funds – Investments in the Private Equity Funds primarily include the general partner and Founders’ entities investments in the Private Equity Funds.

As of December 31, 2005 and June 30, 2006, the Company’s investment in ECP I represented 3.8% and 5.0%, respectively of the Private Equity Funds’ capital. The Company’s investments in ECP II and EVP were less than 5.0% of the respective Private Equity Funds’ capital as of December 31, 2005 and June 30, 2006.

Net realized and unrealized gains and losses on Private Equity Fund investments, including Carried Interest and gains (losses) on investments, were $(2,554), and $4,935 for the six months ended June 30, 2005, and 2006, respectively, and are included on the Condensed Combined Statements of Income in Investment Management Revenue.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

See Note 10, Commitments and Contingencies, for commitments of future capital contributions to the Private Equity Funds.

The portfolio of investments in the Private Equity Funds at fair value by industry was as follows:

	December 31, 2005	June 30, 2006
Energy	24%	30%
Media	20%	10%
Healthcare Services	17%	11%
Financial Services	9%	23%
Telecommunications	6%	5%
Industrials	6%	3%
Printing/Advertising	4%	4%
Transportation/Waste Management	0%	4%
Consumer Distributions	5%	3%
Other	9%	7%

Total	100%	100%

Investments in Available-For-Sale Securities – Investments in Available-For-Sale securities reflects the Company’s investment in options for the purchase of additional shares of common stock of a former Portfolio Company. The options were received at various dates, in lieu of cash payment for services rendered. Using the Black-Scholes Option Pricing Model, the options as of December 31, 2005 and June 30, 2006, were valued at $416 and $333, respectively.

Investment, Equity Method – On January 5, 2006, the Company invested $1,137 in EAM. The Company holds a 41.7% interest in EAM. For the three and six months ended June 30, 2006, the investment resulted in an unrealized loss of $193 and $299, respectively, and is included on the Condensed Combined Statements of Income in Investment Management Revenue.

Securities

Trading Securities - On March 20, 2006, the Company invested $2,000 in an investment portfolio managed by EAM and an additional $1,000 on May 31, 2006 in the same portfolio. On June 8, 2006, the Company invested an additional $1,000 in an investment portfolio managed by EAM, of which, $848 remains in cash, and $1,000 in a separate fund product also managed by EAM,. These investments managed by EAM are reflected as Securities on the condensed combined statement of financial condition. For the three and six months ended June 30, 2006, the investments resulted in an unrealized loss of $82 and $75, respectively, and is included on the Condensed Combined Statements of Income in Investment Management Revenue.

Note 7 – Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net, consisted of the following:

	December 31, 2005	June 30, 2006
Furniture and Office Equipment	$1,138	$1,235
Leasehold Improvements	878	1,658
Computer and Computer-related Equipment	1,093	1,174
Capitalized Leases	729	729
Software	406	630

Total	4,244	5,426
Less: Accumulated Depreciation and Amortization	(1,981)	(2,526)

Furniture, Equipment and Leasehold Improvements, Net	$2,263	$2,900

Depreciation and amortization expense totaled $171, and $283 for the three months ended June 30, 2005 and 2006, respectively, and totaled $322, and $545 for the six months ended June 30, 2005 and 2006, respectively.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

Purchases of furniture, equipment and leasehold improvements totaled $80, and $1,030, for the three months ended June 30, 2005 and 2006, respectively, and totaled $337, and $1,182, for the six months ended June 30, 2005 and 2006, respectively.

Note 8 – Employee Benefit Plans

Defined Contribution Retirement Plan – The Company, through a subsidiary, provides certain retirement benefits to employees through a qualified retirement plan. The Evercore Partners Services East L.L.C. Retirement Plan (the “Plan”) is a discretionary profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. The Plan was formed on February 1, 1996 and amended February 1, 1999, February 1, 2000, February 1, 2001, January 1, 2002 and June 1, 2002. The plan year ends on January 31 of each year. The Company, at its sole discretion, determines the amount, if any, of profit to be contributed to the Plan.

The retirement and profit sharing plan costs for the six months ended June 30, 2005 and 2006 totaled $135 and $303, respectively. Plan administration expenses incurred related to the retirement and profit sharing plans totaled $15 and $49 for the three months ended June 30, 2005 and 2006, respectively, and totaled $23 and $50 for the six months ended June 30, 2005, and 2006, respectively.

Note 9 – Line of Credit

On December 30, 2005, the Company executed a $30,000 Credit Agreement with a syndicated group of lenders that matures on the earlier of the consummation of the initial public offering or December 30, 2006 (the “Line of Credit”). The Line of Credit is a 364-day revolving facility that bears interest at a rate of either (i) Libor plus 200 basis points (the “Eurodollar Loan”) or (ii) the greater of (a) the Prime Rate or (b) Federal Funds Effective Rate plus 100 basis points (the “Base Rate Loan”) for any amount drawn. The Company may elect either the Eurodollar Loan or the Base Rate Loan and either election includes a commitment fee of  1/2 of 1% per annum for any unused portion. The Company is required to maintain liquid assets as a percentage of any amounts drawn on the facility based on the following schedule: From March 30, 2006 through June 30, 2006: 30%; From July 1, 2006 through September 30, 2006: 50% and; From October 1, 2006 through the termination date: 75%. The Members have also pledged their beneficial interests in the Company as collateral for the Line of Credit. At June 30, 2006, the Company was in compliance with all covenants under the Credit Agreement.

The Line of Credit will be used for additional working capital purposes including, but not limited to, funding of the Company’s ongoing investment programs. Costs incurred in connection with obtaining this credit facility totaled $607, and such costs are included in Debt Issuance Costs on the Condensed Combined Statements of Financial Condition. The costs are being amortized over the expected life of the draw down. The Company amortized $401 of these costs for the six months ended June 30, 2006.

On January 12, 2006, the Company drew down $25,000 on the Line of Credit for additional working capital purposes at an interest rate of 6.6%. On June 22, 2006, the Company drew down an additional $5,000 at an effective interest rate of 7.48%. For the six months ended June 30, 2006, the Company incurred $16 for the commitment fee expense and $797 for the interest expense.

The Line of Credit was repaid on August 16, 2006, subsequent to the initial public offering.

Note 10 – Commitments and Contingencies

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2013.

Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Condensed Combined Statements of Income for the six months ended June 30, 2005, and 2006 includes $1,023 and $1,328, respectively, of rental expense relating to operating leases. As of June 30, 2006, the Company maintains, as part of the leases for office space in New York, irrevocable standby letters of credit as security in the amount of $1,446. With respect to such letters of

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

credit, $627 expires in 2007 and $819 expires each December 31, resetting annually through 2012. The Company maintained compensating balances of $1,519 as of December 31, 2005 and June 30, 2006. No amounts have been drawn down under the respective letters of credit.

As of June 30, 2006, the approximate aggregate minimum future payments required on the operating leases are as follows:

2006	$1,717
2007	2,517
2008	2,060
2009	2,164
2010	2,176
Thereafter	4,244

Total	$14,878

Capital Leases – The Company has entered into various capital leases for office equipment. As of June 30, 2006, the leases had an aggregate outstanding balance of $326 with $176 classified as current. Interest expense on capital leases for the three months ended June 30, 2005, and 2006 was $15 and $12, respectively. Interest expense on capital leases for the six months ended June 30, 2005, and 2006 was $22 and $18, respectively.

The Company’s net investment in these leases, which is included in Furniture, Equipment and Leasehold Improvements, net, as of December 31, 2005 and June 30, 2006, was $393 and $302, respectively.

	December 31, 2005	June 30, 2006
Capitalized Office Equipment Leases	$729	$729
Accumulated Depreciation	(336)	(427)

Net Investment	$393	$302

As of June 30, 2006, the approximate aggregate minimum future payments required on the capital leases are as follows:

2006	$103
2007	146
2008	95
2009	2
2010	—

Total Future Minimum Lease Payments	346
Less Interest Discount	(20)

Total Present Value of Future Minimum Lease Payments	326
Less Current Portion	(176)

Long-term Portion	$150

Other Commitments – At June 30, 2006, the Company has commitments for capital contributions of $6,617 to the Private Equity Funds. These commitments primarily will be funded as required through the end of each Private Equity Funds’ investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

Legal – In the past, the Company or its present personnel have been named as a defendant in civil litigation matters involving present or former clients.

In re High Voltage Engineering Corp. (“High Voltage”) in the U.S. Bankruptcy Court for the District of Massachusetts and Stephen S. Gray, Trustee (“Trustee”) of The High Voltage Engineering Liquidating Trust. v. Evercore Restructuring L.P. Evercore Restructuring L.L.C (collectively, “Evercore Restructuring”) et. al., in the United States District Court of Massachusetts.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

In 2003, High Voltage engaged Evercore Restructuring to assist in its restructuring efforts. During the period of engagement, which ended in August 2004, High Voltage filed for Chapter 11 bankruptcy protection and later emerged from bankruptcy with new financing. However, in February 2005, High Voltage again filed for Chapter 11 bankruptcy protection. In addition, the Trustee conducted an informal investigation into the causes of the second bankruptcy and the knowledge of professionals who assisted High Voltage in its first bankruptcy.

On August 15, 2006, the Trustee filed a motion in the bankruptcy court seeking to undo an order entered in November 2004 approving $2.34 million in fees and expenses for Evercore Restructuring’s services, alleging, among other matters, that Evercore Restructuring should have known that the projections prepared by High Voltage in connection with the first bankruptcy proceedings were inaccurate. On September 8, 2006, Evercore Restructuring responded in the bankruptcy court denying the factual allegations and asserting a variety of legal bases to deny the request. The bankruptcy court has not set a date for ruling on the dispute.

In addition, on August 15, 2006, the Trustee filed a complaint against Evercore Restructuring and Jefferies & Company, Inc., financial advisor to certain of High Voltage’s creditors in the first bankruptcy, asserting claims against Evercore Restructuring for gross negligence and breach of fiduciary duty, based on the same underlying allegations included in the bankruptcy court motion. On September 15, 2006, High Voltage filed an amended complaint adding Fried, Frank, Harris, Shriver and Jacobson LLP, High Voltage’s counsel in the first bankruptcy, as an additional defendant. The Company intends to move for judgment on the pleadings or summary judgment on a variety of affirmative defenses and other grounds, including failure to allege facts constituting gross negligence or breach of fiduciary duty, releases of Evercore Restructuring approved in the order confirming High Voltage’s plan of reorganization, and acknowledgements by High Voltage in Evercore Restructuring’s engagement letter, which was disclosed to the bankruptcy court prior to its approval of the retention of Evercore Restructuring, that Evercore Restructuring was not a fiduciary and would rely on management’s representations when rendering its advisory services. Briefing of the motion will be concluded before the end of the year and no date has been set for a ruling on the motion. The Company believes the litigations against it are meritless and its defenses are substantial.

General

In addition to the proceedings set forth above, from time to time the Company may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses and U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States and Mexican Financial Authorities conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. When those circumstances arise, management will make what it believes are adequate provisions in the financial statements for any expected liabilities which may result from disposition of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties and unfavorable events could occur. If unfavorable events were to occur, there exists the possibility of a material adverse impact to the Company’s operating results, financial position or liquidity as of and for the period in which such events occur.

Note 11 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital at December 31, 2005 and June 30, 2006 was $6,773 and $8,297, respectively, which exceeded the minimum net capital requirement by $6,609 and $8,268, respectively.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

Note 12 – Income Taxes

The Company has not historically been subject to U.S. Federal income tax. However, the Company has historically been subject to the New York City Unincorporated Business tax on its U.S. earnings and certain taxes in other jurisdictions where the Company had registered offices and sourced income in those jurisdictions.

Taxes payable as of December 31, 2005 and June 30, 2006 in the amount of $1,711 and $947, respectively, include a reserve for taxes payable in the amount of $964 and $897, respectively, for any future tax liability related to these periods.

The components of the provision for income taxes reflected on the condensed Combined Statements of Income for the three months ended June 30, 2005, and 2006 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Current
State and Local Tax Expense	$377	$905	$1,047	$1,884

Provision for Taxes	$377	$905	$1,047	$1,884

A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Company’s effective tax rate is set forth below:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%	35.0%
Increase Related to State and Local Taxes	10.2%	3.9%	6.2%	3.9%

Rate before Benefits and Other Adjustments	45.2%	38.9%	41.2%	38.9%
Rate Benefit as a Limited Liability Company	(28.5%)	(35.3%)	(33.8%)	(35.3%)

Provision for Taxes	16.7%	3.6%	7.4%	3.6%

Note 13 – Concentrations of Credit Risk

Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and receivables from clients. The Company has placed its cash and cash equivalents in interest-bearing deposits in U.S. banks and U.S. branches of Cayman banks that meet certain rating and capital requirements. Concentrations of credit risk are limited due to the quality of the Company’s clients.

Revenues: For the three months ended June 30, 2006, three separate clients each individually accounted for 20.5%, 14.0% and 12.6%, respectively, of the Company’s combined revenues. For the six months ended June 30, 2006, three separate clients each individually accounted for 9.4%, 7.4% and 7.4%, respectively, of the Company’s combined revenues.

Accounts Receivable: As of June 30, 2006, three separate clients each individually accounted for 29.8%, 22.7% and 13.5%, respectively of the Company’s combined Accounts Receivable balance.

Note 14 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Advisory and Investment Management. Advisory includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, and similar corporate finance matters. Investment Management includes the management of outside capital invested in the Private Equity Funds, the Company’s principal investments in the Private Equity Funds and the Company’s share of the results of EAM and related investments.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2 above.

The Company’s segment information for the six months ended June 30, 2005 and 2006 is prepared using the following methodology:

•	Revenue and expenses directly associated with each segment are included in determining operating income.

•	Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount and other factors.

•	Segment assets are based on those directly associated with each segment, or for certain assets shared across segments, these assets are allocated based on the most relevant measures applicable, including headcount and other factors.

•	Investment gains and losses, interest income, and interest expense are allocated between the segments based on the segment in which the underlying asset or liability is held.

Each segment’s operating expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) other operating expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities.

The Company evaluates segment results based on net revenue and operating income.

Corporate-level activity represents operating expenses not specifically attributable to a segment. These expenses primarily include professional fees relating to the preparation of the Company’s historical financial statements that were not directly attributable to the initial public offering, and costs associated with our Line of Credit.

Management believes that the following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, operating income, and total assets.

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2006	2005	2006
Advisory	Net Revenue (1)	$12,266	$40,336	$30,570	$72,834
	Operating Expenses (2)	8,437	11,903	15,903	23,118

	Segment Operating Income	$3,829	$28,433	$14,667	$49,716

	Identifiable Segment Assets	$23,023	$54,081	$23,023	$54,081

Investment Management	Net Revenue (1)	$2,008	$3,154	$6,138	$16,282
	Operating Expenses (2)	2,056	3,572	5,176	9,213

	Segment Operating Income	($48)	($418)	$962	$7,069

	Identifiable Segment Assets	$18,030	$29,821	$18,030	$29,821

Corporate	Operating Expenses	$1,521	$2,451	$1,521	$4,301

Total	Net Revenue (1)	$14,274	$43,490	$36,708	$89,116
	Operating Expenses (2)	12,014	17,926	22,600	36,632

	Segment Operating Income	$2,260	$25,564	$14,108	$52,484

	Identifiable Segment Assets	$41,053	$83,902	$41,053	$83,902

(1)	Net revenue includes Interest and Other Revenue, and Other Income as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Advisory	$23	$163	$57	$264
Investment Management	8	16	18	36

Total Interest and Other Income	$31	$179	$75	$300

(2)	Operating expenses include Depreciation and Amortization as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Advisory	$136	$241	$256	$450
Investment Management	35	42	66	95

Total Depreciation and Amortization	$171	$283	$322	$545

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole. The Company’s revenue was derived from clients and Private Equity Funds located in the following geographical areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue:(1)
United States	$15,316	$26,113	$38,490	$69,421
Netherlands	0	10,000	0	10,000
Switzerland	0	5,125	0	5,125
United Kingdom	0	2,757	0	2,757
Cayman Islands	(1,449)	(745)	(2,617)	1,433
Mexico	302	0	611	0
Other – Foreign	74	61	149	80

Total	$14,243	$43,311	$36,633	$88,816

(1)	Excludes interest and other income.

Note 15 – Subsequent Events

Acquisition of Braveheart Financial Services Limited – On July 31, 2006, the Company entered into a sale and purchase agreement to acquire Braveheart. In exchange for 100% of the outstanding share capital of Braveheart, the Company would pay, subject to the terms and conditions of the sale and purchase agreement, initial consideration, deferred consideration and earn-out consideration, each of which is subject to reduction in the event that the value of Braveheart on the date of the sale and purchase agreement declines prior to the date on which such consideration is payable. The initial consideration will be comprised of 1,181,213 shares of Evercore Partners Inc. Class A common stock. The deferred consideration, payable not later than the seventh anniversary of the closing, will be comprised of additional shares of Class A common stock of not less than 50% and not more than 100% of the number of shares of Class A common stock issued as initial consideration, which percentage shall be determined by the Company based on the success of Braveheart’s business over the period from the consummation of the acquisition to the date of issuance of these shares. The Braveheart shareholders are also eligible to receive earn-out consideration based on gross revenues generated by the financial advisory business carried on by the Company and Braveheart in Europe. The maximum aggregate amount of earn-out consideration issuable to the Braveheart shareholders, collectively, is $3,000,000. Any earn-out consideration payable to the Braveheart shareholders will be paid in the form of loan notes due 2010 which bear interest at LIBOR plus 1% per annum and which are redeemable by the holder at any time after the date which is six months after the date of issuance. The closing of the Braveheart acquisition is subject to a number of conditions, including the closing of the initial public offering, the absence of any breach of law and the receipt of the approval of the change of control of Braveheart from the U.K. Financial Services Authority. The closing of the Braveheart acquisition is expected to occur no later than the first half of 2007.

If the relevant U.K. tax authority determines that any portion of the consideration to be issued to the Braveheart shareholders under the sale and purchase agreement is taxable as employment income, the Company may be required to pay to the U.K. tax authority certain employer-related taxes, which under current U.K. tax laws would equal 12.8% of the value of any such consideration deemed to be taxable as employment income. In such an event, the Braveheart shareholders have agreed to bear the cost of certain other taxes payable by an employee and pay to Braveheart a sum equal to such tax liabilities (which may be collected from the employer), which under current U.K. tax laws would equal in total 41% of the value of any such consideration deemed to be taxable as employment income. If Braveheart receives a particular U.K. corporation tax relief as a result of any of such tax liabilities or the circumstances giving rise thereto, then the Company will be required to share with the Braveheart shareholders of up to 50% of the net tax benefit of any such relief, as determined in accordance with the purchase and sale agreement. If any taxes are payable by the Braveheart shareholders in connection with the shares of Class A common stock to be received by the Braveheart shareholders under the sale and purchase agreement, the Company has agreed that, in order to fund the payment of any such tax liabilities by the Braveheart shareholders, Evercore will: (i) buy back shares of Class A common stock from the Braveheart shareholders in exchange for cash, (ii) reduce the number of shares of Class A common stock to be issued to the Braveheart shareholders (Evercore may only elect this option with the prior written consent of the Braveheart shareholders), or (iii) waive the transfer restrictions to permit the sale of shares of Class A common stock by the Braveheart shareholders (Evercore may only elect this option to the extent that the Braveheart shareholders are able to sell a sufficient number of shares to fund their tax liabilities in accordance with U.S. securities laws).

EVERCORE HOLDINGS

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands unless otherwise noted)

Acquisition of Protego – On August 10, 2006, the Company acquired all of the outstanding capital stock of Protego Asesores S.A. de C.V., a foreign investment bank based in Mexico, in exchange for $7.0 million of non-interest bearing notes ($6.05 million payable in cash and $0.95 million payable in shares of Evercore Partners Inc. Class A common stock) and 1,760,187 vested and 351,362 unvested partnerships units of Evercore LP.

Initial Public Offering – Evercore Partners Inc. completed an initial public offering of its Class A common stock on August 16, 2006 on the New York Stock Exchange under the ticker “EVR”. Pursuant to this initial public offering, the Company consummated a number of internal reorganization transactions to transition the Company to a corporate structure.

Line of Credit – Pursuant to its initial public offering, the Company repaid the $30 million credit line outstanding discussed above in Note 9.

Operating Lease – The Company has agreed to sublease an additional 124,000 square feet of office space at the Company’s principal executive offices at 55 East 52nd Street, New York, New York. The rental payment obligations under the sublease are as follows: $9.5 million per year for years one through five of the sublease term; $10.2 million per year for years six through ten of the sublease term; $10.8 million per year for years 11 through 15 of the sublease term; and $11.4 million per year for year 16 through the expiration of the sublease term. Evercore intends to sublease a portion of this additional space The Company’s current annual lease expense is $3.2 million. In connection with the execution of the sublease, the Company delivered a security deposit in the form of a letter of credit in the amount of $4.8 million. The Company intends to take possession of this additional space between February 1, 2007 and April 30, 2007. The term of the sublease expires on April 29, 2023.

Braveheart Operating Lease – Braveheart entered into an agreement to sub-lease office space, which, subject to the reasonable consent of the property owner, will allow Braveheart to sub-lease approximately 5,100 square feet of office space for its principal executive office at 10 Hill Street in London, U.K. The sub-lease will expire on September 26, 2011. Annual rental payments under the sub-lease are £0.3 million per annum, exclusive of taxes, payable quarterly in advance. Braveheart is also responsible for 79.89% of the costs of maintaining and repairing the property, utilities and insurance costs, the aggregate of which is capped at an annual amount of £0.1 million, with subsequent year increases in such cap limited by changes in the U.K. retail price index. Evercore LP is acting as a guarantor of Braveheart’s obligations under the sub-lease, and at any time prior to the closing of the Braveheart acquisition, the Company may cause Braveheart to assign or sublease the property to an affiliate, subject to the landlord’s reasonable consent.

Partner Distributions – On August 9, 2006, the Company made distributions as part of its reorganization, and pursuant to the contribution and sale agreement among the Members, in the amount of $33.4 million.

PROTEGO ASESORES, S. A. DE C. V.

SUBSIDIARIES AND PROTEGO SI, S. C.

COMBINED AND CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands)

	December 31, 2005	June 30, 2006 (unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$4,247	$4,169
Clients Accounts Receivable	1,147	2,791
Other Receivables	128	162
Recoverable Taxes	500	119

Total Current Assets	6,022	7,241
Furniture, Equipment and Leasehold Improvements	1,053	1,018
Long-Term Investment	1,350	1,267
Guaranty Deposits	49	28
Other Long-Term Assets	635	597

TOTAL ASSETS	$9,109	$10,151

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities	$638	$794
Bonus Payable	273	512
Income Tax Payable	837	390
Value Added Tax	92	438
Taxes Payable (withholding taxes)	299	142
Other Taxes	71	85

Total Current Liabilities	2,210	2,361

TOTAL LIABILITIES	2,210	2,361

Minority Interest	1,279	1,371

Commitment	—	—

STOCKHOLDERS’ EQUITY:
Capital Stock (fixed)	8	8
Retained Earnings	5,299	6,485
Currency Translation Adjustment	313	(74)

TOTAL STOCKHOLDERS’ EQUITY	5,620	6,419

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$9,109	$10,151

See accompanying notes to unaudited combined and consolidated financial statements.

PROTEGO ASESORES, S. A. DE C. V.

SUBSIDIARIES AND PROTEGO SI, S. C.

COMBINED AND CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
REVENUES
Advisory	$1,985	$3,546	$10,303	$5,835
Investment Management	539	572	1,101	1,361
Net Financial Gain	120	156	140	319

Total Revenues	2,644	4,274	11,544	7,515

EXPENSES
Compensation and Benefits	2,072	2,262	5,395	3,841
Occupancy and Equipment Rental	136	121	245	255
Professional Fees	472	(30)	874	592
Travel and Related Expenses	139	173	241	315
Communications and Information Services	97	118	160	230
Depreciation and Amortization	56	125	107	243
Other Operating Expenses	297	255	805	499

Total Expenses	3,269	3,024	7,827	5,975

OPERATING INCOME	(625)	1,250	3,717	1,540

Income Tax	(311)	534	1,476	770
Minority Interest	(270)	(224)	(712)	(416)

NET INCOME	$(44)	$940	$2,953	$1,186

See accompanying notes to unaudited combined and consolidated financial statements.

PROTEGO ASESORES, S. A. DE C. V.

SUBSIDIARIES AND PROTEGO SI, S. C.

COMBINED AND CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(dollars in thousands)

	Capital stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances at January 1, 2006	$8	$5,299	$313	$5,620
Currency Translation Adjustment			(387)	(387)
Net Income for the Period of Six Months		1,186		1,186

Balances at June 30, 2006	$8	$6,485	$(74)	$6,419

See accompanying notes to unaudited combined and consolidated financial statements.

PROTEGO ASESORES, S. A. DE C. V.

SUBSIDIARIES AND PROTEGO SI, S. C.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income for the Year	$2,953	$1,186
Adjustments to Reconcile, Net Income to Net Cash From Operating Activities:
Depreciation and Amortization	107	243
Minority Interest	1,705	178
Net Change in Working Capital, Excluding Cash and Cash Equivalent	(568)	(1,155)

Net Cash Provided by Operating Activities	4,197	452

INVESTING ACTIVITIES
Long-Term Investment	(8)	1
Purchase of Furniture and Equipment	(251)	(228)

Net Cash Used in Investing Activities	(259)	(227)

EFFECT OF EXCHANGE RATE ON CASH	169	(303)
DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	4,107	(78)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	492	4,247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,599	4,169

ADDITIONAL DISCLOSURE OF CASH FLOWS INFORMATION:
Taxes Paid:	$1,573	$1,307

See accompanying notes to unaudited combined and consolidated financial statements.

PROTEGO ASESORES, S. A. DE C. V.

SUBSIDIARIES AND PROTEGO SI, S. C.

NOTES TO THE UNAUDITED COMBINED AND CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2006

(dollars in thousands)

NOTE 1 - PURPOSE AND BASIS OF PREPARATION OF THESE FINANCIAL STATEMENTS:

The accompanying unaudited interim financial data have been prepared by Protego Asesores, S. A. de C. V., subsidiaries and Protego SI, S. C. (“Asesores”). In the opinion of the management Asesores, they contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and 2005, and the results of operations for the six-month periods ended June 30, 2006 and 2005.

NOTE 2 - OPERATIONS OF THE COMPANY:

The accompanying combined and consolidated financial data include those of Asesores, its subsidiaries and Protego SI, S. C. (“PSI”) an associated Company. PSI’S financial statements are combined because both entities are under common control of the shareholders of Asesores.

As of June 30, 2006, Asesores main activities are as follows:

a.	Financial Advisory, which includes mergers, acquisitions, energy project finance, sub-national public finance and infrastructure, real estate financial advisory and restructurings.

b.	Private equity investment management which includes a joint venture with Discovery Capital Partners LLC in a private equity funds denominated Discovery Americas I (DAI).

c.	Investments for institutional investors and high net worth individuals through Protego Casa de Bolsa whose main activities include, among others, to provide clients with investment and risk management advice, trade execution and custody services for client assets.

Following are Asesores’ principal subsidiaries, which Asesores effectively controls and substantially wholly owns:

Company	Shares (%)	Main activities
Protego Administradores, S. A. de C. V.	99.97	Administrative Services
Sedna, S. de R. L.	99.99	Advisory Services
BD Protego, S. A. de C. V.	99.80	Advisory Services
Protego PE, S. A. de C. V.	99.98	Investment Company
Protego Servicios, S. C.	99.98	Advisory Services
Protego Casa de Bolsa, S. A. de C. V.	51.00	Brokerage House
Protego CB Servicios, S. C.	51.00	Advisory Services

PROTEGO ASESORES, S. A. DE C. V.

SUBSIDIARIES AND PROTEGO SI, S. C.

NOTES TO THE UNAUDITED COMBINED AND CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2006

(dollars in thousands)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FIN 47 - In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies guidance provided in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred in the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. Asesores estimates that the adoption of FIN 47 had no potential impact on Asesores combined and consolidated financial condition or results of operations.

SFAS 154 - In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. Asesores estimates that the adoption of SFAS 154 had no potential impact on Asesores combined and consolidated financial condition or results of operations.

Emerging Issues Task Force Issued No. 04-5 - In June 2005 the Emerging Issues Task Force reached a consensus on Issued No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under Issue 04-5, the general partners in a limited partnership or similar entity are presumed to control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. A general partner should assess the limited partners’ rights and their impact on the presumption of control. In the limited partners have either a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause or b) substantive participating rights, the general partners do not control the limited partnership. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreement is modified, Issued 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, Issued 04-5 is effective for the first reporting period in fiscal years beginning after December 15, 2005, and allows either of two transition methods. As of June 30, 2006 the company has determined that consolidation of the private equity fund will not be required pursuant to Issued 04-5.

SFAS 155 – In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Asesores is currently assessing the impact of adopting SFAS 155, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of Asesores.

SFAS 156 – In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. Asesores is currently assessing the impact of adopting SFAS 156, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of Asesores.

FIN 48 – In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. Asesores is currently assessing the impact of adopting FIN 48 on the financial condition, results of operations, and cash flows of Asesores.

SFAS 157 – In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Asesores is currently assessing the impact of adopting SFAS 157 on the financial condition, results of operations, and cash flows of Asesores.

PROTEGO ASESORES, S. A. DE C. V.

SUBSIDIARIES AND PROTEGO SI, S. C.

NOTES TO THE UNAUDITED COMBINED AND CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2006

(dollars in thousands)

NOTE 4 - COMMITMENTS:

Asesores leases certain office space. Future annual minimum lease payments under all non- cancelable operating leases are $117 and $32 in 2006 and 2007, respectively.

NOTE 5 - SUBSEQUENT EVENTS:

On May 12, 2006 Asesores agreed to combine its business with that of Evercore Partners, Inc., an investment banking boutique in the US. Evercore Partners, Inc. provides advisory services to prominent multinational corporations on significant mergers, acquisitions, divestitures, restructurings and other strategic corporate transactions. Evercore Partners, Inc. approaches its advisory business in much the same way as Asesores, by building long-standing relationships and acting as a trusted advisor to company management free from the conflicts that larger institutions may encounter.

On August 10, 2006 Asesores was acquired by Evercore Partners Inc. and Evercore Partners Inc. completed an initial public offering of its Class A common stock on August 16, 2006.

Asesores has incurred in certain expenses that should be reimbursed by Evercore Partners Inc. once the combination is achieved. As of July 31, 2006, these expenses are estimate at $1,269.

Asesores has signed a service agreement with a former Senior Managing Director whose employment terminated in June of 2006. Once certain conditions are met, this agreement could represent an expense for Protego of $2,289, including VAT.

Item 1A.	Pro Forma Financial Information (Unaudited)

Page
Unaudited Condensed Consolidated Pro Forma Statements of Income For The Three Month and The Six Month Periods Ended June 30, 2006	32

Unaudited Condensed Consolidated Pro Forma Statements of Financial Condition at June 30, 2006	34

As described below and elsewhere in this quarterly report on Form 10-Q, the historical results of operations for periods prior to August 10, 2006, the date of the Reorganization, are not comparable to results of operations for subsequent periods. Accordingly, for periods prior to August 10, 2006, Evercore believes that pro forma results provide the most meaningful basis for comparison of historical periods.

The following unaudited condensed consolidated pro forma statements of income for the three month and the six month periods ended June 30, 2006, and the unaudited condensed consolidated pro forma statements of financial condition at June 30, 2006 present the consolidated results of operations and financial position of Evercore Partners assuming that the Reorganization had been completed as of January 1, 2006. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the reorganization transactions on the historical financial information of Evercore. The adjustments are described in the notes to the unaudited condensed consolidated pro forma statements of income and financial condition. The Evercore LP pro forma adjustments principally give effect to the following items:

•	the Formation Transaction described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization”, including the elimination of the financial results of the general partners of the Evercore Capital Partners I, Evercore Capital Partners II and Evercore Ventures funds and certain other entities through which Messrs. Altman and Beutner have invested capital in the Evercore Capital Partners I fund, which was not contributed to Evercore LP, and the cash distribution of pre-offering profits to our Senior Managing Directors; and

•	the Protego Combination described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization”, including certain purchase accounting adjustments such as the allocation of the purchase price to acquired assets and assumed liabilities.

The Evercore Partners Inc. pro forma adjustments principally give effect to the Formation Transaction and the Protego Combination described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” as well as the following items:

•	in the case of the unaudited condensed consolidated pro forma statements of income data, total compensation and benefits expenses at 50% of our total revenue, which gives effect to our policy following the initial public offering to set our total compensation and benefits expenses at a level not to exceed 50% of our total revenue each year (excluding for purposes of this calculation, any revenue or compensation and benefits expense relating to gains or losses on investments or carried interest), and we initially expect to accrue compensation and benefits expense equal to 50% of our total revenue following the initial public offering. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Employee Compensation and Benefits Expense”;

•	in the case of the unaudited condensed consolidated pro forma statements of income data, a provision for corporate income taxes at an effective tax rate of 44%, which assumes the highest statutory rates apportioned to each state, local and/or foreign tax jurisdiction and reflected net of U.S. federal tax benefit; and

•	the initial public offering and our use of a portion of the proceeds to repay debt as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Liquidity and Capital Resources”.

The unaudited condensed consolidated pro forma financial information of Evercore Partners Inc. should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Evercore Holdings and Protego historical financial statements and related notes included elsewhere in this Form 10-Q.

The unaudited condensed consolidated pro forma financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of Evercore that would have occurred had we operated as a public company during the periods presented. The unaudited condensed consolidated pro forma financial information should not be relied upon as being indicative of our results of operations or financial condition had the transactions contemplated in connection with the Reorganization been completed on the dates assumed. The unaudited condensed consolidated pro forma financial information also does not project the results of operations or financial position for any future period or date.

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

Six Months Ended June 30, 2006

(dollars in thousands, except per share data)

	Evercore Historical	Adjustments for Formation		Evercore Post Formation	Protego Historical	Protego Combination Adjustments		Protego as Adjusted	Evercore LP Pro Forma	Adjustments For Offering		Evercore Partners Inc. Pro Forma
Advisory Revenue	72,570	—		72,570	5,835	—		5,835	78,405	—		78,405
Investment Management Revenue	16,246	(4,943	)(a)	11,303	1,361	—		1,361	12,664	—		12,664
Interest Income and Other Revenue	300	—		300	319	—		319	619	—		619
Total Revenues	89,116	(4,943)		84,173	7,515	—		7,515	91,688	—		91,688
Compensation and Benefits	16,852	—		16,852	3,841	—		3,841	20,693	25,151	(f)	45,844
Professional Fees	10,721	—		10,721	592	—		592	11,313	—		11,313
Other Operating Expense	9,059	(26	)(a)	9,033	1,542	—		1,542	10,575	—		10,575
Amortization of Intangibles	—	—		—	—	2,739	(c)	2,739	2,739	—		2,739
Total Expenses	36,632	(26)		36,606	5,975	2,739		8,714	45,320	25,151		70,471
Income Before Minority Interest and Income Tax	52,484	(4,917)		47,567	1,540	(2,739)		(1,199)	46,368	(25,151)		21,217
Minority Interest	(1)	1	(a)	—	(416)	161	(d)	(255)	(255)	15,365	(g)	15,110
Income Before Income Taxes	52,485	(4,918)		47,567	1,956	(2,900)		(944)	46,623	(40,516)		6,107
Provision for Income Taxes	1,884	(106	)(b)	1,778	770	—	(e)	770	2,548	635	(h)	3,183
Net Income	50,601	(4,812)		45,789	1,186	(2,900)		(1,714)	44,075	(41,151)		2,924
Weighted Average Shares of Class A Common Stock Outstanding
Basic	—	—		—	—	—		—	—	—		4,795	(i)
Diluted	—	—		—	—	—		—	—	—		4,795	(i)
Net Income Available to Holders of Shares of Class A Common Stock Per Share:
Basic	—	—		—	—	—		—	—	—		$0.61	(i)
Diluted	—	—		—	—	—		—	—	—		$0.61	(i)

See Notes to Unaudited Condensed Consolidated Pro Forma Statements of Income

Three Months Ended June 30, 2006

(dollars in thousands, except per share data)

	Evercore Historical	Adjustment for Formation		Evercore Post Formation	Protego Historical	Protego Combination Adjustments		Protego as Adjusted	Evercore LP Pro Forma	Adjustments for Offering		Evercore Partners Inc. Pro Forma
Advisory Revenue	40,173	—		40,173	3,546	—		3,546	43,719	—		43,719
Investment Management Revenue	3,138	173	(a)	3,311	572	—		572	3,883	—		3,883
Interest Income and Other Revenue	179	—		179	156	—		156	335	—		335
Total Revenues	43,490	173		43,663	4,274	—		4,274	47,937	—		47,937
Compensation and Benefits	8,093	—		8,093	2,262	—		2,262	10,355	13,614	(f)	23,969
Professional Fees	5,053	—		5,053	—	—		—	5,053	—		5,053
Other Operating Expenses	4,780	(11	)(a)	4,769	762	—		762	5,531	—		5,531
Amortization of Intangibles	—	—		—	—	1,370	(c)	1,370	1,370	—		1,370
Total Expenses	17,926	(11)		17,915	3,024	1,370		4,394	22,309	13,614		35,923
Income Before Minority Interest and Income Tax	25,564	184		25,748	1,250	(1,370)		(120)	25,628	(13,614)		12,014
Minority Interest	6	(6	)(a)	—	(224)	87	(d)	(137)	(137)	8,697	(g)	8,560
Income Before Income Taxes	25,558	190		25,748	1,474	(1,457)		17	25,765	(22,311)		3,454
Provision for Income Taxes	905	(35	)(b)	870	534	—	(e)	534	1,404	397	(h)	1,801
Net Income	24,653	225		24,878	940	(1,457)		(517)	24,361	(22,708)		1,653
Weighted Average Shares of Class A Common Stock Outstanding
Basic												4,795	(i)
Diluted												4,795	(i)
Net Income Available to Holders of Shares of Class A Common Stock Per Share:
Basic												$0.34	(i)
Diluted												$0.34	(i)

See Notes to Unaudited Condensed Consolidated Pro Forma Statements of Income

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF FINANCIAL CONDITION AS OF

JUNE 30, 2006

(dollars in thousands, except per share data)

	Evercore Historical	Adjustments for Formation		Evercore Post Formation		Protego Historical	Protego Combination Adj.(m)		Protego as Adjusted	Evercore LP Pro Forma	Adjustments for Offering		Evercore Partners Inc. Pro Forma
Cash and Cash Equivalents	16,357	(14,838	)(j)(k)	1,519		4,169	(4,169	)(m)	—	1,519	49,606	(u)(v)	51,125
Accounts Receivable	17,519	(4,545	)(k)	12,974		2,791	(400	)(m)	2,391	15,365			15,365
Investments	30,096	(16,757	)(j)	13,339		1,267			1,267	14,606			14,606
Goodwill	—	—		—			31,470	(n)	31,470	31,470			31,470
Intangible Assets				—			3,770	(o)	3,770	3,770			3,770
Other Assets	19,930	(2	)(j)	19,928		1,924	(3,112	)(p)	(1,188)	18,740	(5,416	)(w)	13,324

Total Assets	83,902	(36,142)		47,760		10,151	27,559		37,710	85,470	44,190		129,660

Short-Term Borrowings	30,000	—		30,000						30,000	(30,000	)(v)	—
Accrued Compensation and Benefits	10,607	—		10,607		512			512	11,119			11,119
Accounts Payable and Accrued Expenses	12,882	—		12,882		794			794	13,676			13,676
Notes Payable	—	—		—			7,000	(q)	7,000	7,000	(7,000	)(v)	—
Other Liabilities	1,900	(89	)(j)	1,811		1,055			1,055	2,866			2,866

Total Liabilities	55,389	(89)		55,300		2,361	7,000		9,361	64,661	(37,000)		27,661

Minority Interest	273	(273	)(j)	—		1,371	(532	)(r)	839	839	19,970	(x)	20,809

Members’ Capital	28,119	(35,780	)(j)(k)	(7,661	)(l)		27,510	(s)	27,510	19,849	(19,849	)(x)	—
Retained Earnings						6,485	(6,485	)(t)(m)	—	—	(4,338	)(y)	(4,338)
Accumulated Other Comprehensive Income	121	—		121		(74)	74	(t)	—	121	(121	)(x)	—
Class A common Stock, $0.01 par value per share		—		—					—	—	45	(u)(v)	45
Class B Common Stock, $0.01 par value per share	—	—		—					—	—			—
Restricted Stock Units											4,338	(y)	4,338
Additional Paid-in-Capital	—	—		—		8	(8	)(t)	—	—	81,145	(u)(v)(w)	81,145

Total Stockholders’ Equity	28,240	(35,780)		(7,540)		6,419	21,091		27,510	19,970	61,220		81,190

Total Liabilities and Stockholders’ Equity	83,902	(36,142)		47,760		10,151	27,559		37,710	85,470	44,190		129,660

See Notes to Unaudited Condensed Consolidated Pro Forma Statement of Financial Condition

Notes to Unaudited Condensed Consolidated Pro Forma Statements of Income ($ in thousands):

(a)	Adjustment reflects the elimination of the historical results of operations for the general partners of the Evercore Capital Partners I, Evercore Capital Partners II and Evercore Ventures funds and certain other entities through which Messrs. Altman and Beutner have invested capital in the Evercore Capital Partners I fund, specifically, Evercore Founders LLC and Evercore Founders Cayman Limited, which will not be contributed to Evercore LP.. For the six months ended June 30, 2006, this adjustment reflects $4,943 of net gains associated with carried interest and portfolio investments, $1 minority interest, and $26 of general partnership level expenses. For the three months ended June 30, 2006, this adjustment reflects $173 of net losses associated with carried interest and portfolio investments, $(6) of minority interest and $11 of general partnership level expenses.

(b)	Adjustment reflects the tax impact on Evercore LP’s New York City Unincorporated Business Tax, or “UBT”, associated with adjustments for the Formation Transaction, including the New York City tax impact of converting the subchapter S corporations to limited liability companies. Since the entities that form Evercore have been limited liability companies, partnerships or sub-chapter S entities, Evercore’s income has not been subject to U.S. federal and state income taxes. Taxes related to income earned by limited liability companies and partnerships represent obligations of the individual Senior Managing Directors. Income taxes shown on Evercore Holdings’ historical combined statements of income are attributable to the New York City UBT, attributable to Evercore’s operations apportioned to New York City.

(c)	Reflects the amortization of intangible assets acquired in conjunction with the purchase of Protego with an estimated useful life ranging from 0.5 years to five years. The intangible assets with finite useful lives include the following asset types: client backlog and relationships, broker dealer license and non-competition and non-solicitation agreements. See Notes (e) and (o) under “Notes to Unaudited Condensed Consolidated Pro Forma Statement of Financial Condition”.

(d)	Reflects an adjustment to eliminate a minority interest of 19% in Protego’s asset management subsidiary that Evercore acquired as part of the Protego Combination.

(e)	For tax purposes, no tax benefit will be realized related to the intangible assets acquired by Evercore LP in conjunction with the Protego Combination. However, a tax benefit will be realized by Evercore Partners Inc. upon consummation of the initial public offering. See Note (h) under “Notes to Unaudited Condensed Consolidated Pro Forma Statements of Income.”

(f)	Historically the entities that form Evercore have been limited liability companies, partnerships or sub-chapter S entities. Accordingly, payments for services rendered by our Senior Managing Directors generally have been accounted for as distributions of members’ capital rather than as compensation expense. Following the initial public offering, we are including all payments for services rendered by our Senior Managing Directors in compensation and benefits expense. Our policy is to set our total employee compensation and benefits expense at a level not to exceed 50% of our total revenue each year (excluding, for purposes of this calculation, any revenue or compensation and benefits expense relating to gains (or losses) on investments or carried interest), and we initially expect to accrue compensation and benefits expense equal to 50% of our total revenue following the initial public offering. However, we may record compensation and benefits expense in excess of this percentage to the extent that such expense is incurred due to a significant expansion of our business or to any vesting of the partnership units to be held by our Senior Managing Directors or restricted stock units to be received by our non-Senior Managing Director employees at the time of the initial public offering. We may change this policy in the future. An adjustment has been made to Evercore Partners Inc. to reflect total compensation and benefits expense as 50% of total revenue. See Note (y) under “Notes to Unaudited Condensed Consolidated Pro Forma Statement of Financial Condition”.

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Evercore	Protego	Total	Evercore	Protego	Total
Post Formation Total Revenues	$43,663		$43,663	$84,173		$84,173
Historical Total Revenues		$4,274	4,274		$7,515	7,515

Compensation Expense Threshold – 50%	21,832	2,137	23,969	42,087	3,758	45,844
Historical Compensation and Benefits	(8,093)	(2,262)	(10,355)	(16,852)	(3,841)	(20,693)

Total Pro Forma Compensation and Benefits Expense Adjustment	$13,739	$(125)	$13,614	$25,235	$(83)	$25,151

(g)	Reflects an adjustment to record the 74.5% minority interest ownership of our Senior Managing Directors in Evercore LP relating to their vested partnership units, assuming 4,587,738 shares of Class A common stock are outstanding after the initial public offering. Partnership units of Evercore LP are, subject to certain limitations, exchangeable into shares of Class A common stock of Evercore Partners Inc. on a one-for-one basis. Evercore Partners Inc.’s interest in Evercore LP is within the scope of EITF 04-5. Although Evercore Partners Inc. will have a minority economic interest in Evercore LP, it will have a majority voting interest and control the management of Evercore LP. Additionally, although the limited partners will have an economic majority of Evercore LP, they will not have the right to dissolve the partnership or substantive kick-out rights or participating rights, and therefore lack the ability to control Evercore LP. Accordingly, Evercore will consolidate Evercore LP and record minority interest for the economic interest in Evercore LP held directly by the Senior Managing Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(h)	As a limited liability company, partnership or sub-chapter S entity, we were generally not subject to income taxes except in foreign and local jurisdictions. An adjustment has been made to increase our effective tax rate to approximately 44%, which assumes that Evercore Partners Inc. is taxed as a C corporation at the highest statutory rates apportioned to each state, local and/or foreign tax jurisdiction and is reflected net of U.S. federal tax benefit. There is no current foreign tax increase or benefits assumed with the Protego Combination as it relates to the effective tax rate. However, Evercore Partners Inc. will realize deferred tax increases or benefits upon the Protego Combination as it relates to the tax amortization of intangibles and goodwill over a 15 year straight-line basis. The holders of partnership units in Evercore LP, including Evercore Partners Inc., will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Evercore LP. In accordance with the partnership agreement pursuant to which Evercore LP will be governed, we intend to cause Evercore LP to make pro rata cash distributions to our Senior Managing Directors and Evercore Partners Inc. for purposes of funding their tax obligations in respect of the income of Evercore LP that is allocated to them. The following table reflects the adjustment to arrive at total income subject to tax for Evercore Partners Inc.:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Operating Income	$12,014	$21,217
Less Minority Interest	8,560	15,110

Total Income	$3,454	$6,107

(i)	For the purposes of the pro forma net income per share calculation, the weighted average shares outstanding, basic and diluted, are calculated based on:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Evercore Partners Inc Pro Forma		Evercore Partners Inc. Pro Forma
	Basic	Diluted	Basic	Diluted
Evercore Partners Inc. Shares of Class A Common Stock	45,238	45,238	45,238	45,238
Evercore Partners Inc. Restricted Stock Units – vested	207,116	207,116	207,116	207,116
Evercore LP Partnership Units – vested (1)	—	—	—	—
New Shares from Offering	4,542,500	4,542,500	4,542,500	4,542,500

Weighted Average Shares of Class A Common Stock Outstanding	4,794,854	4,794,854	4,794,854	4,794,854

(1)	13,430,500 vested Evercore LP partnership units are not included in the calculation of Weighted Average Shares of Class A Common Stock outstanding as they are antidilutive.

Of the 23,136,829 Evercore LP partnership units to be held by parties other than Evercore Partners Inc. immediately following the initial public offering, 13,430,500 will be fully vested and 9,706,329 will be unvested. We have concluded that at the current time it is not probable that the conditions relating to the vesting of these unvested partnership units will be achieved or satisfied and, accordingly, these unvested partnership units are not reflected as outstanding for purposes of calculating the minority interest for the economic interest in Evercore LP held by the limited partners. Any vesting of these unvested partnership units would significantly increase minority interest and reduce our net income and net income per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures—Operating Expenses—Employee Compensation and Benefits Expense”.

Basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	Evercore Partners Inc. Pro Forma	Evercore Partners Inc. Pro Forma
Basic and Diluted Net Income Per Share
Net Income Available to Holders of Shares of Class A Common Stock	$1,653	$2,924
Basic and Diluted Weighted Average Shares of Class A Common Stock Outstanding	4,794,854	4,794,854
Basic and Diluted Net Income Per Share of Class A Common Stock	$0.34	$0.61

The vested Evercore LP partnership units that could potentially dilute basic net income per share were not included in the computation of diluted net income per share because to do so would have been antidilutive for the periods presented. The increase in net income available to holders of shares of Class A common stock due to the elimination of the minority interest associated with vested Evercore LP partnership units (offset by the associated tax effect) that is implied in calculating diluted net income per share assuming the exchange of Evercore LP partnership units for shares of Class A common stock is antidilutive notwithstanding the corresponding increase in weighted average shares of Class A common stock outstanding. We do not expect dilution to result from the exchange of Evercore LP partnership units for shares of Class A common stock.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, pro forma basic and diluted net income per share of Class B common stock have not been presented.

Notes to Unaudited Condensed Consolidated Pro Forma Statements of Financial Condition ($ in thousands):

(j)	The cash, investments, other assets, other liabilities, minority interest and members’ capital of the general partners of the Evercore Capital Partners I, Evercore Capital Partners II and Evercore Ventures private equity funds and certain other entities through which Messrs. Altman and Beutner have invested capital in the Evercore Capital Partners I fund are eliminated for the presentation of the unaudited condensed consolidated pro forma statement of financial condition since these entities will not be contributed to Evercore LP.

(k)	Reflects the pro forma cash distribution of pre-offering profits defined as net income less net income derived from the general partners and certain other entities as described in note (j) above for the period January 1 through the closing of the Formation Transaction, in the amount of $19,327 as of June 30, 2006 to our Senior Managing Directors to be effected prior to the initial public offering. The distributions are to be funded with available cash, with the remainder to be funded by the assignment of interests in certain accounts receivable. The tables below reflect this pro forma distribution of year-to-date 2006 profits as of June 30, 2006.

Six months ended June 30, 2006
Pre-incorporation Profits
Evercore Holdings Historical Net Income	$50,601
Less: Net Income of General Partner Not Distributed	(4,918)

Pre-incorporation Profits to be Distributed	$45,683
Partner Distribution made in Q2 2006 Pertaining to Pre-incorporation Profits	(26,356)

Net Pre-incorporation profits distribution	$19,327

Six months ended June 30, 2006
Pre-incorporation Profits Consideration
Accounts Receivable	$4,545
Cash	14,782

Total	$19,327

(l)	The accumulated deficit represents cumulative distributions to members in excess of cumulative book income pertaining to periods prior to January 1, 2006.

(m)	Represents adjustments to recognize the acquisition of Protego, which includes a 70% majority interest in its asset management subsidiary.

The estimated fair value of consideration paid and the assets and liabilities acquired in connection with the Protego Combination were determined to establish the appropriate allocation of purchase price to the acquired assets over liabilities. The total consideration includes the non-interest bearing notes of $7.0 million, 1,760,187 vested Evercore LP units and direct costs incurred with the acquisition transaction. With respect to the $7.0 million in notes issued in consideration for the Protego Combination, $6.05 million we paid in cash and $0.95 million we paid in shares of Class A common stock valued at the initial public offering price of $21. We would issue 45,238 shares of Class A common stock upon repayment of such notes at the closing of the initial public offering. The methodology to determine the estimated value of the vested Evercore LP units was to estimate the total value of the combined entity post Formation Transaction, including Protego, as of the date the contribution and sale agreement for the Protego Combination was signed and then multiply that percentage ownership implied by the vested units issued with respect to the Protego Combination to calculate the value of those partnership units. The purchase price was allocated to the acquired assets and liabilities based on fair value with any residual unallocated purchase price assigned to goodwill. The purchase price does not include 351,362 unvested Evercore LP partnership units issued by Evercore LP in connection with the acquisition, for which, among other things, employee service subsequent to the consummation date of the acquisition is required in order for the units to vest. The unvested partnership units of Evercore LP will be treated as expense and not part of the purchase price consideration. Expense will be charged at the time a vesting event occurs or, if earlier, at the time a vesting event becomes probable. The expense will be based on the grant date fair value of the partnership units of Evercore LP, which will be the initial public offering price of the Class A common stock into which these partnership units are exchangeable. 50% of these unvested partnership units will vest if and when Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization is affected. 100% of the unvested Evercore LP partnership units issued will vest upon the earliest to occur of the following events:

•	When Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 50% of the aggregate Evercore LP partnership units owned by them on the date of the partnership agreement;

•	A change of control of Evercore; or

•	Two of Messrs. Altman, Beutner and Aspe are not employed by, or do not serve as a director of, Evercore Partners Inc. or one of its affiliates within a 10-year period following the initial public offering.

In addition, 100% of the unvested Evercore LP partnership units held by a Senior Managing Director will vest if such Senior Managing Director dies or becomes disabled while in our employ. Evercore’s Equity Committee, which is comprised of Messrs. Altman, Beutner and Aspe, with our concurrence, may also accelerate vesting of unvested Evercore LP partnership units.

A final determination of required purchase accounting adjustments, including the allocation of the purchase price, has not yet been made. Accordingly, the purchase accounting adjustments made in connection with these unaudited condensed consolidated pro forma financial statements are preliminary and have been made solely for the purposes of developing such condensed consolidated pro forma financial statements. At this time, Evercore does not expect that the value of any of the identifiable, definite-lived intangibles will change in a material manner between the time the preliminary valuation was performed and the closing of the transaction when the final valuation will be completed. Additionally, Evercore does not expect any material changes in the value of any of the other assets acquired and liabilities assumed in conjunction with the Protego Combination. Evercore does not expect any uncertainties regarding amortization periods to have a material impact on our financials.

Estimated Purchase Price
Non-Interest Bearing Evercore LP Notes	$7,000
Evercore LP Partnership Units (vested)	27,510
Acquisition Costs	3,112

Estimated Purchase Price	$37,622

Estimated Purchase Price Allocation
Cash	$4,169
Less: Pre-Protego Combination Profits Distribution in Cash	(4,169)

Net Cash	—

Accounts Receivable	2,791
Less: Pre Protego Combination Profits Distribution Paid with Interest in Accounts Receivable	(400)

Net Accounts Receivable	2,391

Investments	1,267
Intangible Assets	3,770
Other Assets	1,924
Current Liabilities	(2,361)
Minority Interest	(839)

Identifiable Net Assets	6,152

Goodwill	$31,470

Pursuant to the agreement with Protego, the above calculation reflects a pro forma cash distribution of pre-Protego Combination profits to the Protego Directors prior to the initial public offering. The distributions are to be funded with available cash, with the remainder to be funded with notes or an assignment of certain accounts receivable. The table above reflects this pro forma distribution as of June 30, 2006. Under a service agreement with a Director who ceased to be employed by Protego in June 2006, Protego will be required to make a payment of up to $2.6 million. The associated expense will reduce Protego’s pre-Protego Combination profits and accordingly reduce Protego’s pre-Protego Combination profits distribution.

(n)	Reflects the residual value of goodwill attributable to the acquisition. Goodwill is based on a provisional purchase price allocation and is equal to the purchase price in excess of the estimated fair value of identifiable net assets acquired, as set forth in Note (m) above. For tax purposes, such amounts will be amortized straight-line over a fifteen year period.

(o)	Reflects the fair value of intangible assets acquired. Such amount will be amortized over the estimated useful lives of the intangible assets which have been assumed to range from 0.5 to five years for financial statement accounting purposes and fifteen years for tax purposes of these condensed consolidated pro forma financial statements.

(p)	Reflects the elimination of direct costs which have been capitalized in Evercore’s historical statements of financial condition, associated with the acquisition of Protego incurred prior to June 30, 2006. These costs have been added to the estimated purchase price. See Note (m) above.

(q)	Reflects the issuance of the aggregate principal amount of non-interest bearing Evercore LP notes that are payable in cash of $6.1 million, and $0.9 million of Class A common stock immediately following the closing of the initial public offering (the “Evercore LP Notes”).

(r)	Reflects an adjustment to eliminate a minority interest of 19% in Protego’s asset management subsidiary acquired by Evercore as part of the Protego Combination.

(s)	Reflects the fair value of 1,760,187 vested Evercore LP partnership units issued in connection with the purchase of Protego.

(t)	Reflects the elimination of Protego’s shareholder equity accounts including retained earnings, accumulated other comprehensive income and additional paid-in capital.

(u)	Reflects net proceeds from the sale by Evercore Partners Inc. of 4,542,500 shares of Class A common stock pursuant to the initial public offering, at an initial public offering price of $21.00 per share of Class A common stock, less estimated underwriting discounts and commissions and expenses payable in connection with the initial public offering and the related transactions.

(v)	Reflects repayment of the Evercore LP Notes issued to effect the Protego Combination using net proceeds from the initial public offering of $6.1 million and the issuance of $0.9 million of Class A common stock and repayment of the outstanding amount under our line of credit of $30 million.

(w)	Reflects the elimination of direct costs incurred through June 30, 2006 of the initial public offering.

(x)	Reflects a minority interest adjustment for the ownership of vested Evercore LP partnership units held directly by Evercore’s Senior Managing Directors, 4,542,500 shares of Class A common stock are issued in connection with the initial public offering. Partnership units of Evercore LP are, subject to certain limitations, exchangeable into shares of Class A common stock of Evercore Partners Inc. on a one-for-one basis.

(y)	Reflects the anticipated one time grant of restricted stock units. Evercore granted 2,286,055 restricted stock units to its non-Senior Managing Director employees at the time of the initial public offering. 207,116 of the restricted stock units are fully vested and, as a result, Evercore will record compensation and benefits expense at the time of the initial public offering equal to the value of these fully vested restricted stock units. Such expense has been excluded from the unaudited condensed consolidated pro forma statements of income as the charge is a non-recurring charge directly attributable to the acquisition. The remaining 2,078,939 of these restricted stock units are unvested and will vest only upon the same conditions as the unvested partnership units of Evercore LP issued in connection with the Formation Transaction and the Protego Combination described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reorganization”. If and when these unvested restricted stock units vest, Evercore will record compensation and benefits expense at the time of vesting equal to the grant date fair value of the Class A common stock of Evercore Partners Inc. deliverable pursuant to such restricted stock units, which would be calculated based on the initial public offering price of the Class A common stock of $21.00 per share. As a result, based on the initial public offering price of $21.00 per share, we recorded compensation expense equal to the fair value of the vested restricted stock units issued of $4.3 million and would record additional compensation expense at the time of vesting of the unvested restricted stock units of $43.7 million if all such unvested restricted stock units were to vest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Evercore Holdings’ unaudited condensed combined financial statements and the related notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Certain Factors that May Affect Our Business

This discussion contains forward-looking statements and the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in our Registration Statement, which was declared effective August 10, 2006. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this discussion. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Evercore is an investment banking boutique. Our operations consist of two business segments: Advisory and Investment Management.

•	Advisory generates revenue from fees for providing advice on matters of strategic importance to our clients, including mergers, acquisitions, restructurings, divestitures, leveraged buy-outs, recapitalizations and other corporate transactions. Our Advisory segment generated $72.6 million, or 81.4%, of our revenue in the six months ended June 30, 2006, $30.5 million, or 83.1%, of our revenue in the six months ended June 30, 2005 and $40.2 million, or 92.4%, of our revenue in the second quarter of 2006.

•	Investment Management generates revenue from fees earned for managing private equity funds and the portfolio companies of the private equity funds. In addition, we earn revenue from incentive fees, referred to as carried interest, earned when certain financial returns are achieved over the life of a fund, through net gains and losses on investments of our own capital in the funds, and from other sources. Our Investment Management segment generated $16.3 million, or 18.2%, of our revenue in the six months ended June 30, 2006, $6.1 million, or 16.7%, of our revenue in the six months ended June 30, 2005 and $3.2 million, or 7.2%, of our revenue in the second quarter of 2006.

Key Financial Measures

Revenue

Advisory. Our Advisory business earns fees from our clients for providing advice on mergers, acquisitions, restructurings, leveraged buy-outs, recapitalizations and other corporate transactions. The amount and timing of the fees paid vary by the type of engagement. Fees may be paid at the time we sign an engagement letter, during the course of the engagement, or when an engagement is completed. The majority of our Advisory revenue comes from fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals.

Revenue trends in our Advisory business generally are correlated to the volume of merger and acquisition activity and restructurings. However, deviations from this trend can occur in any given year for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall merger and acquisition or restructuring activity.

We operate in a highly competitive environment where there are no long-term contracted sources of revenue and each revenue-generating engagement is separately awarded and negotiated. Our list of clients, including our list of clients with whom there is a currently active revenue-generating engagement, changes continually. We gain new clients through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from executives, directors, attorneys and other parties with whom we have relationships. We may also lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

Investment Management. Our Investment Management business has four principal sources of revenue: (1) management fees; (2) portfolio company fees; (3) carried interest; and (4) gains (or losses) on investments of our own capital in the private equity funds we manage.

•	Management Fees. Management fees are generally a percentage of committed capital (the total dollar amount of capital pledged to a fund) from certain outside investors in each of the private equity funds we manage. During the commitment period, or until full investment, these fees are typically 2.0% per annum of committed capital and, for the remainder of the fund’s life, 1.0% per annum of invested capital. The entities which are entitled to the management fees from the private equity funds we manage were contributed to Evercore LP. Accordingly, we will continue to reflect the management fees from all of these funds in our condensed combined financial statements following the initial public offering, such fees are expected to total $3,882 during the second half of 2006.

•	Portfolio Company Fees. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. We earn monitoring fees for services we provide with respect to the development and implementation of strategies for improving operating, marketing and financial performance. Monitoring fee revenue is recognized ratably over the period for which services are provided. We earn director fees for the services provided by our Senior Managing Directors who serve on the boards of directors of portfolio companies. Director fees are recorded as revenue when payment is received. This policy does not yield results that are materially different compared to recording revenue when services are provided, as required by U.S GAAP. We earn transaction fees for providing advice on the acquisition or disposition of portfolio companies held by the private equity funds. These fees are earned and recognized under the same revenue recognition policies as advisory fees. The private equity fund documents provide for a reduction of management fees by the amount of certain portfolio company fees earned by us and, as a result, we estimate the future Management Fee offset will be $3,882 for the next six months of 2006. The entities which are entitled to the portfolio company fees from the private equity funds we manage were contributed to Evercore LP. Accordingly, we will continue to reflect the portfolio company fees from all of these funds in our condensed combined financial statements following the initial public offering.

•

Carried Interest. Carried interest is an incentive fee earned by the general partners of the private equity funds we manage when certain financial return targets and hurdles are met. Generally, the carried interest is calculated as 20% of the profits, provided that certain outside investors in the funds have earned an 8% return on investments from the Evercore Capital Partners funds and a 10% return on investments from the Evercore Ventures fund. Accordingly, the amount of carried interest earned depends on the profits, if any, ultimately generated within the funds. Our historical combined results of operations include the results of the general partners of the private equity funds we currently manage, including the carried interest earned by these general partners. Participation in such carried interest historically has been allocated principally to our Senior Managing Directors and other employees and any carried interest ultimately realized was paid directly to such individuals. Following the initial public offering, we will no longer consolidate the results of the general partners of the private equity funds we currently manage. Accordingly, we will no longer recognize as revenue any carried interest earned by the general partners of the Evercore Capital Partners I or Evercore Ventures funds. However, through our equity interest in the general partner of the Evercore Capital Partners II fund, we will recognize as revenue 8% to 9% (depending on the particular fund investment) of any carried interest realized from that fund following the initial public offering.

•	Gains (or Losses) on Investments. Gains and losses include both realized gains and losses upon the sale of a portfolio company and unrealized gains and losses on investments arising from changes in the fair value of the portfolio companies. Because our historical combined results of operations include the results of the general partners of the private equity funds we currently manage and certain other entities through which two of our founding Senior Managing Directors have invested capital in the Evercore Capital Partners I fund, our historical results include such realized or unrealized gains or losses. Following the initial public offering, because we will no longer consolidate the results of these entities, we will no longer recognize as revenue any of the gains or losses arising from these entities’ investments in the Evercore Capital Partners I or Evercore Ventures funds. However, through our equity interest in the general partner of the Evercore Capital Partners II fund, we will continue to recognize revenue based on our share of that fund’s realized or unrealized gains or losses. As of June 30, 2006, giving pro forma effect to the Reorganization, we had $8.0 million of investments in, and $1.7 million of commitments to, the Evercore Capital Partners II fund. The remaining $16.8 million of investments and $4.9 million of commitments associated with all of the general partners’ investments in the private equity funds we currently manage as of June 30, 2006 was not contributed to or assumed by us following the initial public offering.

We expect we will be entitled to 100% of any management fees and portfolio company fees earned in relation to any future private equity funds we manage. We also expect to consolidate the general partners of any future private equity funds we manage. Accordingly, we expect to record as revenue 100% of any carried interest and realized or unrealized gains (or losses) on investments earned by these entities. However, we expect to allocate to our Senior Managing Directors and other employees through the direct equity interests these individuals will hold in these entities approximately 60% to 70% of any such carried interest. In addition, these individuals will be entitled to any such gains (or losses) on investment based on the amount of the general partners’ capital they contribute in respect of any such future fund. We intend to make significant capital commitments to any future private equity fund we manage. We believe these commitments will strengthen our ability to attract outside investors because of our demonstrated financial commitment to the funds and the alignment of our interests with those of the limited partners in these funds.

In both our Advisory and Investment Management segments we make various transaction-related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our clients or the contracts with the limited partners in the private equity funds we manage, these expenditures may be reimbursable. We record expenses as these expenditures are incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Specifically, client expense reimbursements are recorded as revenue on the condensed combined statements of income on the later of the date an engagement letter is executed or the date we pay or accrue the expense. For the three months ended June 30, 2006 and 2005, we recorded $0.6 million and $0.5 million, respectively, of revenue and $1.4 million and $0.8 million, respectively, of expenses in our Advisory segment and approximately $(0.1) million and $(0.2) million, respectively, of revenue and $0.4 million and $0.2 million, respectively, of expenses in our Investment Management segment in connection with these reimbursements and the underlying expenditures. For the six months ended June 30, 2006 and 2005, we recorded $1.6 million and $1.1 million, respectively, of revenue and $2.2 million and $1.8 million, respectively, of expenses in our Advisory segment, and $0.9 million and $0.0 million, respectively, of revenue and $1.7 million and $0.6 million, respectively, of expenses in our Investment Management segment in connection with these reimbursements and the underlying expenditures.

Operating Expenses

Employee Compensation and Benefits Expense. Prior to the initial public offering, our employee compensation and benefits expense reflected compensation solely to non-Senior Managing Directors. Historically, payments for services rendered by our Senior Managing Directors, including all salaries and bonuses, have been accounted for as distributions from members’ capital rather than as employee compensation and benefits expense. As a result, our employee compensation and benefits expense and net income had not reflected payments for services rendered by our Senior Managing Directors. Following the initial public offering, we include all payments for services rendered by our Senior Managing Directors in employee compensation and benefits expense.

Since the initial public offering, our policy is to set our total employee compensation and benefits expense at a level not to exceed 50% of our total revenue each year (excluding for purposes of this calculation, any revenue or compensation and benefits expense relating to gains (or losses) on investments or carried interest), and we initially expect to accrue compensation and benefits expense equal to 50% of our total revenue following the initial public offering. However, we may record compensation and benefits expense in excess of this percentage to the extent that such expense is incurred due to a significant expansion of our business or to any vesting of the partnership units held by our Senior Managing Directors in the Reorganization or the restricted stock units to be received by our employees at the time of the initial public offering. Moreover, we retain the ability to change this policy in the future. We intend to achieve this target primarily by reducing payments for services rendered by our Senior Managing Directors, while continuing to maintain overall compensation and benefits packages that we believe are competitive in the marketplace.

Under the terms of the Evercore LP partnership agreement, 66 2/3% of the partnership units received by our Senior Managing Directors, other than Mr. Altman and Mr. Beutner, in the Formation Transaction and 66 2/3% of the partnership units received by the current Directors of Protego (who became our Senior Managing Directors), other than Mr. Aspe, and certain companies they control and a trust benefiting Directors and employees of Protego in the Protego Combination will, with specified exceptions, be subject to forfeiture and re-allocation to other Senior Managing Directors (or, in the event that there are no eligible Senior Managing Directors, forfeiture and cancellation) if the Senior Managing Director ceases to be employed by us prior to the occurrence of specified vesting events. 4,853,164, or 50%, of these unvested partnership units will vest if and when Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected, 9,706,329, or 100% of the unvested Evercore LP partnership units issued will vest upon the earliest to occur of the following events:

•	when Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 50% of the aggregate Evercore LP partnership units owned by them at the time of the Reorganization;

•	a change of control of Evercore; or

•	two of Messrs. Altman, Beutner and Aspe are not employed by, or do not serve as a director of, Evercore Partners Inc. or one of its affiliates within a 10-year period following the initial public offering.

In addition, 100% of the unvested Evercore LP partnership units held by a Senior Managing Director will vest if such Senior Managing Director dies or becomes disabled while in our employ. Our Equity Committee, which is comprised of Messrs. Altman, Beutner and Aspe, with our concurrence, may also accelerate vesting of unvested partnership units at any time.

We intend to account for the unvested Evercore LP partnership units as compensation paid to employees in accordance with SFAS 123(R), which we adopted effective January 1, 2006. The unvested Evercore LP partnership units vest based on the achievement of one of the performance and service vesting conditions as described above. In accordance with SFAS 123(R), accruals of compensation costs for awards with a performance or service condition are based on the probable outcome of that service or performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. We have concluded that at the current time it is not probable that the conditions relating to a decline in the collective beneficial ownership of Messrs. Altman, Beutner and Aspe (and trusts benefiting their families and permitted transferees), a change of control of Evercore or a lack of continued association of Messrs. Altman, Beutner and Aspe with Evercore will be achieved, or that the death or disability condition during the employment period will be satisfied. Accordingly, we are not accruing compensation expense relating to these unvested partnership units. The unvested partnership units will be charged to expense at the time a vesting event occurs or, if earlier, at the time that occurrence of an event related to the beneficial ownership, change of control or continued association conditions becomes probable or there is a change in the estimated forfeiture rate related to the death or disability condition. The expense will be based on the grant date fair value of the Evercore LP partnership units, which will be the initial public offering price of the Class A common stock of $21.00 per share into which the partnership units are exchangeable.

If all of the unvested partnership units were deemed to vest at some point in the future, based upon the initial public offering price of the Class A common stock of $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested partnership units would be $203.8 million.

The unvested partnership units will not be reflected as outstanding for purposes of calculating the minority interest for the economic interest in Evercore LP held by the limited partners. Any vesting of these unvested partnership units would significantly increase minority interest and reduce our net income and net income per share. For example, if these unvested units were included in pro forma minority interest, our pro forma net income for the three months and six months ended June 30, 2006 would have been $1.1 million and $2.0 million, respectively.

We granted 2,286,055 restricted stock units to our non-Senior Managing Director employees at the time of the initial public offering. 207,116 of the restricted stock units are fully vested and, as a result, we recorded compensation expense at the time of the initial public offering equal to the value of these fully vested restricted stock units. The remaining 2,078,939 of these restricted stock units are unvested and will vest upon the same conditions as the unvested partnership units of Evercore LP issued in connection with the Formation Transaction and the Protego Combination described above although on a different vesting schedule. At the time of grant, generally 10% of the units granted will vest and upon each subsequent vesting, an additional 45% of the units will vest. If and when these restricted stock units vest, we will record compensation expense at the time of vesting equal to the grant date fair value of the Class A common stock of Evercore Partners Inc. deliverable pursuant to such restricted stock units, which would be calculated based on the initial public offering price of the Class A common stock. As a result, based on the initial public offering price of $21.00 per share, we will record compensation expense at the time of the offering equal to the fair value of the vested restricted stock units granted of $4.3 million and will record additional compensation expense at the time of vesting of the unvested restricted stock units of $43.7 million if all such unvested restricted stock units were to vest. To the extent unvested restricted stock units vest they will be included in weighted average shares outstanding for purposes of calculating basic and diluted net income per share, which would have a dilutive effect on these measures.

Non-Compensation Expense. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. We refer to all of these expenses as non-compensation expense.

As a result of the initial public offering we will no longer be a private company and our costs for such items as insurance, accounting and legal advice will increase. We will also incur costs which we have not previously incurred for director fees, investor relations expenses, expenses for compliance with the Sarbanes-Oxley Act and new rules implemented by the Securities and Exchange Commission and the New York Stock Exchange, and various other costs of a public company.

Equity in Income of Affiliate

On October 28, 2005 we began our expansion into the traditional asset management business by forming Evercore Asset Management LLC, in which we own a 41.7% equity interest, with the balance of EAM’s equity held by its senior management team. We account for our investment in EAM under the equity method of accounting whereby we recognize our share of earnings and losses. Accordingly, we do not consolidate EAM and do not record any revenue or incur expenses in connection with EAM. We do, however, recognize an investment on our condensed combined statements of financial condition at the carrying value of our commitments and allocations of profits and losses from EAM. We would be required to consolidate EAM if we were to gain control of the entity or become the primary beneficiary.

Provision for Income Taxes

We have historically operated as a partnership or, in the case of certain combined subsidiaries, an S corporation, for U.S. federal income tax purposes. As a result, our income has not been subject to U.S. federal and state income taxes. Income taxes shown on Evercore Holdings’ historical combined income statements are attributable to the New York City unincorporated business and corporate income taxes. Evercore Holdings is not subject to income taxes in the states of California and Delaware, but is subject to annual registration and filing fees within those states.

Following the Reorganization, Evercore LP continues to operate in the U.S. as a partnership for U.S. federal income tax purposes and remains subject to these New York City income taxes. In addition, however, Evercore Partners Inc. will be subject to additional entity-level taxes that will be reflected in our future consolidated financial statements. For information on the pro forma effective tax rate of Evercore following the Reorganization, see Note (h) in “Pro Forma Financial Information (Unaudited)”.

Minority Interest

On a historical basis, our minority interest has consisted of unaffiliated third party interests in the general partner of the Evercore Ventures private equity fund. Following the initial public offering, we will no longer consolidate the general partner of that fund and, accordingly, minority interest related to Evercore Ventures will no longer be reflected in our financial results. We will, however, record significant minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP. As described above, Evercore Partners Inc. will be the sole general partner of Evercore LP. Accordingly, although Evercore Partners Inc. will have a minority economic interest in Evercore LP, it will have a majority voting interest and control the management of Evercore LP. As a result, Evercore Partners Inc. will consolidate Evercore LP and record a minority interest for the economic interest in Evercore LP held by the limited partners.

Presentation of Statements of Income

Consistent with the single-step presentation of our statements of income, we do not distinguish between operating and non-operating income and expenses as we consider all the various components of our revenues and expenses as operating items when making management decisions. We maintain accounting records reflecting the collective results of our operations both from a revenue and expense standpoint. We base the analysis of our financial results and the management of our cost structure and overall profitability on such accounting records.

Reorganization

Formation Transaction

Our business has historically been owned by our Senior Managing Directors. On August 10, 2006, pursuant to a contribution and sale agreement, dated as of May 12, 2006, our Senior Managing Directors contributed to Evercore LP each of the various entities included in our historical combined financial statements, with the exception of the general partners of the Evercore Capital Partners I and II and Evercore Ventures funds and certain other entities through which Messrs. Altman and Beutner have invested capital in the Evercore Capital Partners I fund. More specifically, our Senior Managing Directors contributed to Evercore LP all of the equity interests in:

•	Evercore Group Holdings L.P. and its general partner, Evercore Group Holdings L.L.C. Evercore Group Holdings L.P. wholly owns Evercore Partners Services East L.L.C, the operating company that in turn wholly owns the advisors to the Evercore Capital Partners II and Evercore Ventures funds and certain other entities. In addition, Evercore Group Holdings L.P., though its non-managing membership in the general partner of the Evercore Capital Partners II fund, had $8.0 million of investments in and $1.7 million of commitments to that fund as of June 30, 2006;

•	Evercore Advisors Inc., the advisor to the Evercore Capital Partners I fund, which was converted into a limited liability company;

•	Evercore Group L.L.C., Evercore’s registered broker-dealer;

•	Evercore Properties Inc., Evercore’s leaseholding entity, which was converted into a limited liability company; and

•	Evercore GP Holdings L.L.C., which became a non-managing member of the general partner of the Evercore Capital Partners II fund and is entitled to 8% to 9% (depending on the particular fund investment) of any carried interest realized from that fund following the Reorganization, which represented 10% of the carried interest then allocable to our Senior Managing Directors.

In exchange for these contributions to Evercore LP, our Senior Managing Directors and certain trusts benefiting certain of their families received 11,670,313 vested and 9,354,967 unvested partnership units in Evercore LP. Fifty percent of these unvested partnership units will vest if Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected. All of the unvested Evercore LP partnership units issued will vest upon the earliest to occur of the following events:

•	when Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 50% of the aggregate Evercore LP partnership units owned by them at the time of the Reorganization;

•	a change of control of Evercore; or

•	two of Messrs. Altman, Beutner and Aspe are not employed by, or do not serve as a director of, Evercore Partners Inc. or one of its affiliates within a 10-year period following the initial public offering.

In addition, all of the unvested Evercore LP partnership units held by a Senior Managing Director will vest if such Senior Managing Director dies or becomes disabled while in our employ.

The vested units will be reflected in our financial statements at the historical cost basis of the entities contributed. We intend to accrue for the unvested Evercore LP partnership units as compensation paid to our Senior Managing Directors in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” or SFAS 123(R). The unvested Evercore LP partnership units will be charged to expense at the time a vesting event occurs or, if earlier, at the time that occurrence of an event related to the beneficial ownership, change of control or continued association conditions becomes probable or there is a change in the estimated forfeiture rate related to the death or disability condition. The expense will be based on the grant date fair value of the Evercore LP partnership units, which will be $21.00 per partnership unit, i.e., the initial public offering price per share of the Class A common stock into which these partnership units are exchangeable. In addition, we distributed to our Senior Managing Directors cash so as to distribute to our Senior Managing Directors all earnings for the period from January 1, 2006 to the date of the closing of the contribution and sale agreement. We refer to these transactions, collectively, as the “Formation Transaction”.

We will account for the Formation Transaction as an exchange between entities under common control and record the net assets and members’ equity of the contributed entities at historical cost. We will account for the unvested partnership units issued in the Formation Transaction as future compensation expense.

Combination with Protego

Protego’s business has historically been owned by its directors and other stockholders and conducted by Protego Asesores and its subsidiaries and Protego SI. Concurrently with the Formation Transaction, we and Protego will undertake the following steps pursuant to the contribution and sale agreement, which we refer to collectively as the “Protego Combination”:

•	Evercore LP will acquire Protego Asesores and its subsidiaries (including a 70% interest in Protego Casa de Bolsa, Protego’s asset management subsidiary) and Protego SI in exchange for $7.0 million aggregate principal amount of non-interest bearing notes; and

•	Mr. Aspe and the other Protego Directors will become Senior Managing Directors of Evercore Partners and subscribe, collectively with certain companies they control, certain trusts benefiting their families and a trust benefiting certain Directors and employees of Protego, for 1,760,187 vested and 351,362 unvested partnership units of Evercore LP.

Of the $7.0 million in notes issued in consideration for the Protego Combination, $6.05 million was payable in cash and $0.95 million was payable in shares of our Class A common stock valued at the initial public offering price of $21.00 per share. We issued 45,238 shares of Class A common stock upon repayment of such notes. In addition, Protego distributed to its Directors cash and, to the extent cash was not available, notes or interest in certain accounts receivable, so as to distribute to its Directors all earnings for the period from January 1, 2005 to the date of the closing of the contribution and sale agreement.

For U.S. GAAP and financial purposes, we will account for the vested partnership units of Evercore LP issued in the Protego Combination as a component of the estimated purchase price pursuant to Statement of Financial Accounting Standards No. 141 Business Combinations. The estimated value of the vested Evercore LP partnership units was determined by management. The estimated value of the vested Evercore LP partnership units was determined by estimating the total value of the combined entity, post Formation Transaction, including Protego, as of the date of the contribution and sale agreement. The total value of these entities was then multiplied by the percentage ownership implied by the vested Evercore LP partnership units issued in connection with the Protego combination.

For U.S. GAAP and financial purposes, we will account for the unvested partnership units to be issued in the Protego Combination (which are subject to the same vesting provisions described above in respect of the unvested partnership units to be received by the Evercore Senior Managing Directors in the Formation Transaction) as future compensation expense and not as part of the purchase consideration. In accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payments, the unvested partnership units of Evercore LP will be charged to expense at the time a vesting event occurs or, if earlier, at the time a vesting event becomes probable. The expense will be based on the grant date fair value of the partnership units of Evercore LP, which will be the initial public offering price of the Class A common stock into which these partnership units are exchangeable.

Initial Public Offering

On August 16, 2006, Evercore Partners Inc. completed the initial public offering of its Class A common stock by issuing 4,542,500 shares of its Class A common stock, including shares issued to its underwriters pursuant to their election to exercise in full their overallotment option, for cash consideration of $19.53 per share (net of underwriting discounts) to a syndicate of underwriters. Evercore Partners Inc. contributed all of the proceeds from the initial public offering to Evercore LP, and Evercore LP issued to Evercore Partners Inc. a number of partnership units equal to the number of shares of Class A common stock that Evercore Partners Inc. issued in connection with the Protego Combination and in the initial public offering. Evercore Partners Inc. also became the sole general partner of Evercore LP.

As a result of the Formation Transaction, the Protego Combination and the other transactions described above, which we collectively refer to as the “Reorganization” and is presented in Item 1A—Pro Forma Financial Information (Unaudited), immediately following the initial public offering:

•	Evercore Partners Inc. became the sole general partner of Evercore LP and, through Evercore LP and its subsidiaries, operates our business, including the business of Protego;

•	our Senior Managing Directors, including the former Directors of Protego, and certain companies they control, certain trusts benefiting certain of their families and a trust benefiting certain Directors and employees of Protego hold 51 shares of our Class B common stock and 23,136,829 partnership units in Evercore LP; and

•	our public stockholders (including certain former stockholders of Protego who received $0.95 million payable in shares of our Class A common stock as described above) collectively own 4,587,738 shares of Class A common stock; and

•	our public stockholders collectively have 16.5% of the voting power in Evercore Partners Inc and, through their holdings of our Class B common stock, Messrs. Altman, Beutner and Aspe have 83.5% of the voting power in Evercore Partners Inc., of which 68.0% is held by Messrs. Altman and Beutner.

Under the terms of the Evercore LP partnership agreement, all of the partnership units received by our Senior Managing Directors in the Formation Transaction and subscribed for by the Directors of Protego in the Protego Combination are subject to restrictions on transfer and exchange, and 66  2/3% of the partnership units received by our Senior Managing Directors other than Mr. Altman, Mr. Beutner and Mr. Aspe are, with specified exceptions, be subject to forfeiture and re-allocation to other Senior Managing Directors (or, in the event that there are no eligible Senior Managing Directors, to forfeiture and cancellation) if the Senior Managing Director ceases to be employed by us prior to the occurrence of specified vesting events. All of the partnership units received in the Formation Transaction and the Protego Combination by Mr. Altman, Mr. Beutner and Mr. Aspe, and 33  1/3% of the partnership units received by our other Senior Managing Directors, are fully vested as of the date of issuance.

Acquisition of Braveheart Financial Services Limited

On July 31, 2006, we entered into a sale and purchase agreement to acquire Braveheart Financial Services Limited, an English company which provides corporate finance and private equity advisory services in Europe and with whom we already have a Cooperation Agreement. In exchange for 100% of the outstanding share capital of Braveheart, we would pay, subject to the terms and conditions of the sale and purchase agreement, initial consideration, deferred consideration and earn-out consideration, each of which is subject to reduction in the event that the value of Braveheart on the date of the sale and purchase agreement declines prior to the date on which such consideration is payable.

We anticipate that the incremental revenue that we will generate as a result of the Braveheart acquisition will consist primarily of advisory fees that will be recorded in our Advisory segment. We do not expect that the acquisition of Braveheart will result in a significant change in the composition of the expenses of our Advisory segment. We expect that Braveheart’s revenue and expenses will be denominated primarily in British pounds sterling and Euro, which may expose us to fluctuations in the value of the dollar relative to these foreign currencies. We have not made any determination as to whether we will hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise.

It is a primary strategy of ours to expand into new geographic markets, and our acquisition of Braveheart is a key step in furtherance of that strategy. The employee-shareholders of Braveheart have extensive contacts and established relationships within the European business community that they are using in active pursuit of revenue-generating activities, although Braveheart has not generated material revenues to date, and we expect that the future success of Braveheart will depend in large measure upon these key employee-shareholders. The nature and terms of the consideration payable in connection with the Braveheart acquisition were determined through arm’s-length negotiations between Evercore and the Braveheart employee-shareholder.

Combined Results of Operations

Following is a discussion of our combined results of operations for the three and six months ended June 30, 2005 and 2006. For a more detailed the factors that affected our revenue and operating expenses of our Advisory and Investment Management business segments in these periods, please see the discussion in “—Business Segments” below.

The following table sets forth information regarding our combined revenue for the three and six months ended June 30, 2005 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	($ in thousands)
Revenue:
Advisory	$12,243	$40,173	$30,513	$72,570
Investment Management	2,000	3,138	6,120	16,246
Interest & Other Income	31	179	75	300
Revenue	14,274	43,490	36,708	89,116

Operating Expenses:
Compensation and benefits	5,204	8,093	10,614	16,852
Non-compensation expense	6,810	9,833	11,986	19,780

Total operating expenses	12,014	17,926	22,600	36,632

Operating Income	2,260	25,564	14,108	52,484

Minority interest	8	6	10	(1)
Provision for income taxes	377	905	1,047	1,884

Net Income	1,875	24,653	13,051	50,601

Selected ratios and headcount information for the three month and six month periods ended June 30, 2006 and 2005 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
As a % of Revenue:
Advisory	85.8%	92.4%	83.1%	81.4%
Investment Management	14.0	7.2	16.7	18.3
Interest & Other Income	0.2	0.4	0.2	0.3

Revenue	100%	100%	100%	100%

	As of June 30,
	2005	2006
Headcount:
Senior Managing Directors:
Advisory	8	13
Investment Management	7	7
Corporate	1	2
Other Employees:
Other Professionals and all Other Support Staff	78	108

Total	94	130

Three Months Ended June 30, 2006 versus June 30, 2005

Revenue was $43.5 million for the three month period ended June 30, 2006, up $29.2 million, or 204.7%, versus revenue of $14.3 million in the corresponding period in 2005. During the 2006 period, Advisory revenue was $40.2 million, an increase of $27.9 million or 228.1% versus revenue of $12.2 million in the corresponding period in 2005. Investment Management revenue was $3.1 million, an increase of $1.1 million or 56.9%, versus revenue of approximately $2.0 million in the corresponding period in 2005. Client expense reimbursements for transaction-related expenses recorded as revenue in the three months ended June 30, 2006 were $0.5 million, or $0.2 million greater than the same period in 2005.

Compensation and benefits expense was $8.1 million for the three month period ended June 30, 2006, an increase of $2.9 million, or 55.5%, versus expense of $5.2 million in the corresponding period in 2005. The increase was primarily due to increased headcount, increase in base salaries, and higher anticipated performance-based bonus awards. Compensation and benefits expense was 18.6% and 36.5% of revenue for the three months ended June 30, 2006 and 2005, respectively.

Non-compensation expense was $9.8 million in 2006, compared with $6.8 million in the same period of 2005.

For the three month period ended June 30, 2006, non-compensation expenses increased primarily due to increases in professional fees, travel and related expenses, financing costs and other operating expenses. The increase of $0.4 million in professional fees, versus the 2005 period, was principally due to consulting fees related to the day to day operations, and legal fees. The increase of $0.8 million in travel and related expenses, versus the 2005 period, can be primarily attributed to transaction related expenses. The increase of $0.6 million in financing costs, versus the 2005 period, is principally due to debt and other financing fees associated with our line of credit. The increase of $0.5 million in other operating expenses, versus the 2005 period, is principally due to state incorporation related filing fees. Increases in all other expenses were driven by increased headcount and transaction related activity.

Transaction-related expenses incurred for the three months ended June 30, 2006 were $1.8 million as compared to $1.0 million for the same period in 2005. We may be reimbursed for such transaction-related expenses, and such clients expense reimbursements are recorded as revenue on the condensed combined statements of income on the later of the date of an executed engagement letter or the date the expense is incurred.

For the three month period ended June 30, 2006, the provision for income taxes was $0.9 million, an increase of $0.5 million versus $0.4 million for the corresponding period in 2005. This increase was principally due to increased operating income overall.

Six Months Ended June 30, 2006 versus June 30, 2005

Revenue was $89.1 million for the six month period ended June 30, 2006, up $52.4 million, or 142.8%, versus revenue of $36.7 million in the corresponding period in 2005. During the 2006 period, Advisory revenue was $72.6 million, an increase of $42.1 million or 137.8% versus revenue of $30.5 million in the corresponding period in 2005. Investment Management revenue was $16.2 million, an increase of approximately $10.1 million or 165.5%, versus revenue of approximately $6.1 million in the corresponding period in 2005. Client expenses reimbursements for transaction-related expenses recorded as revenue in the six months ended June 30, 2006 were $2.5 million, or $1.4 million greater than the same period in 2005.

Compensation and benefits expense was $16.9 million for the six month period ended June 30, 2006, an increase of $6.2 million, or 58.8%, versus expense of $10.6 million in the corresponding period in 2005. The increase was primarily due to increases in headcount, increased base salaries, and higher anticipated performance-based bonus awards and an increase in sign-on bonus awards. As of June 30, 2006, overall headcount was 130, up 36 versus headcount as of June 30, 2005, representing additions principally in Advisory and support personnel. Compensation and benefits expense was 18.9% and 28.9% of revenue for the six months ended June 30, 2006 and 2005, respectively.

Non-compensation expense was $19.8 million in the six month period ended June 30, 2006, compared with $12.0 million for the corresponding period in 2005. For the six month period ended June 30, 2006, non-compensation expenses increased versus the comparable period in 2005 primarily due to increases in professional fees, travel and related expenses, financing costs and other operating expenses. The increase of $3.5 million in professional fees was due to consulting fees and legal fees. The increase in consulting can be attributed to temporary services used for day to day operations, and costs incurred in connection with the preparation of historical financial statements and upgrades to our reporting and accounting systems plus an increase in transaction related expenses. The increase of $1.3 million in travel and related expenses, versus the corresponding period in 2005, is largely associated with transaction related expense. The increase of $1.2 million in financing costs, versus the period in 2005, is principally due to debt and other financing costs incurred with connection to our line of credit. The increase of $0.6 million in other operating expenses, versus the 2005 period, is principally due to filing fees. Increases in all other expenses were driven by increased headcount and transaction related activity.

Transaction-related expenses incurred for the six months ended June 30, 2006 were $3.9 million as compared to $2.4 million for the same period of 2005. We may be reimbursed for such transaction-related expenses, and such clients expense reimbursements are recorded as revenue on the condensed combined statement of income on the later of the date of an executed engagement letter or the date the expense is incurred.

For the six month period ended June 30, 2006, the provision for income taxes was $1.9 million, an increase of $0.8 million versus $1.0 million for the corresponding period in 2005. This increase was principally due to increased operating income overall.

Business Segments

The following data discusses revenue and operating income by business segment. Each segment’s operating expenses include (1) compensation and benefits expense incurred directly in support of the businesses of the segment (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment, and (3) indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics such as headcount, square footage and transactional volume. Other corporate expenses such as costs related to our line of credit and audit fees, are not allocated to the business segments and are reflected in a Corporate segment in the notes to Evercore’s financials statements.

Advisory

The following table summarizes the operating results of the Advisory segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	($ in thousands)
Advisory Revenues:
Advisory Revenue	12,243	40,173	30,513	72,570
Interest Income and Other	23	163	57	264

Total Advisory Revenue	12,266	40,336	30,570	72,834

Advisory Expenses:
Compensation and Benefits	4,201	6,896	8,532	13,707
Non-Compensation Expenses	4,236	5,007	7,371	9,411

Total Advisory Operating Expenses	8,437	11,903	15,903	23,118

Advisory Operating Income	$3,829	$28,433	$14,667	$49,716

Advisory Operating Income as a Percentage of Total Advisory Revenue	31.2%	70.5%	48.0%	68.3%

			As of June 30,
			2005	2006
Headcount:
Senior Managing Directors			8	13
Other Advisory Professionals and Support Staff			48	60

Total			56	73

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Number of Advisory Clients
Total	23	21	33	34
With Fees Greater than $1 million	4	9	13	17
Percentage of Total Fees from Top 5 Clients	71.9%	65.6%	50.3%	47.3%

For the six month period ended June 30, 2006, activity in the North American M&A industry continued to be strong as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Industry Statistics ($in billions)
Value of North American M&A Deals Announced	314	451	601	796
Value of North American M&A Deals Completed	186	276	357	624

Source: Thomson Financial

We expect that our Advisory business should continue to benefit from any sustained increase in M&A volume.

Advisory Results of Operations

Three Months Ended June 30, 2006 versus June 30, 2005

In the 2006 period, Advisory revenue was $40.3 million, an increase of $28.1 million or 228.8% versus revenue of $12.3 million in the corresponding period in 2005. Advisory client expense reimbursements billed as revenue were $0.6 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively.

The increase in M&A revenue is a result of both strong M&A performance, consistent with increased industry-wide completed M&A activity, and by greater productivity from our Senior Managing Directors. Evercore’s Advisory group advised on a number of the second quarter of 2006’s significant transactions. We earned Advisory revenue from 21 different clients during the three months ended June 30, 2006, compared to 23 different clients during the same period in 2005. We earned in excess of $1 million from 9 of those clients in the three months ended June 30, 2006, compared to 4 in the same period in 2005. Five clients accounted for more than 65.6% of Advisory revenue for the three months ended June 30, 2006, as compared to 71.9% of Advisory revenue during the same period in 2005.

Operating expenses were $11.9 million in the 2006 period, an increase of approximately $3.5 million, or 41.1%, versus operating expenses of $8.4 million in the corresponding period in 2005. Compensation and benefits expense increased by $2.7 million or 64.2% as compared to the corresponding period in 2005, reflecting increased headcount, increased base salaries and higher anticipated performance-based bonus awards. Non-compensation expenses increased by $0.8 million or 18.2% principally due to expenses driven by increased headcount and transaction related activity, principally travel and related expenses

Included in Advisory non-compensation expenses for the three months ended June 30, 2006 of $5.0 are transaction-related expenses of $1.4 million principally for travel and related expenses incurred in the conduct of financial advisory activity. Advisory transaction-related expenses incurred for the three months ended June 30, 2005 were $0.8 million.

Advisory operating income was $28.4 million for the 2006 period, an increase of $24.6 million, or 642.6%, versus the same period in 2005. Operating income as a percentage of segment revenue was 70.5% for 2006 versus 31.2% in the corresponding period in 2005, with operating leverage resulting from higher revenues being partially offset by the increase in recorded compensation expense in the 2006 period.

Six Months Ended June 30, 2006 versus June 30, 2005

In the 2006 period, Advisory revenue was $72.8 million, an increase of $42.3 million or 138.3% versus revenue of $30.6 million in the corresponding period in 2005, driven by the continued strength of the mergers and acquisitions environment and by improved productivity of our senior managing directors. Advisory client expense reimbursements billed as revenue were $1.6 million and $1.1 million for the six months ended June 30, 2006, and 2005, respectively.

We earned Advisory revenue from 34 different clients during the six months ended June 30, 2006, compared to 33 different clients during the same period in 2005. We earned in excess of $1 million from 17 of those clients in the six months ended June 30, 2006, compared to 13 in the same period in 2005. Five clients accounted for more than 47.3% of Advisory revenue for the six months ended June 30, 2006, as compared to 50.3% of Advisory revenue during the same period in 2005.

Operating expenses were $23.1 million in 2006 period, an increase of $7.2 million, or 45.4%, versus operating expenses of $15.9 million in the corresponding period in 2005. Compensation and benefits expense increased by $5.2 million or 60.7%, as compared to the corresponding period in 2005, reflecting increased headcount, increased base salaries and higher anticipated performance-based bonus awards.

Non-compensation expenses increased by $2.0 million or 27.7% principally due to expenses driven by increased headcount and transaction related activity, principally travel and related expenses.

Included in Advisory non-compensation expenses for the six months ended June 30, 2006 of $9.4 are transaction-related expenses of $2.2 million for travel, meals and professional fees incurred in the conduct of financial advisory activity. Advisory transaction-related expenses incurred for the six months ended June 30, 2005 were $1.8 million.

Advisory operating income was $49.7 million for the 2006 period, an increase of $35.0 million, or 239.0%, versus operating income in the corresponding period in 2005. Operating income as a percentage of segment revenue was 68.3% for 2006 versus 48.0% in the corresponding period in 2005, with the operating leverage resulting from higher revenues being partially offset by the increase in recorded compensation expense in the 2006 period.

Investment Management

The selected historical financial data is not indicative of the expected future operating results of Evercore following the Formation Transaction. For example, following this offering our results will not include the financial results of the general partners of the three private equity funds that we currently manage and will include the financial results of Protego. See “Unaudited Condensed Consolidated Pro Forma Financial Information”.

The following table summarizes the operating results of the Investment Management segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	($ in thousands)
Revenue:
Management Fees	$3,751	$3,324	$7,537	$6,670
Placement Fees	(621)	—	(1,243)	—

Net Management Fees	3,130	3,324	6,294	6,670
Portfolio Company Fees	276	356	2,374	5,002

Total Management & Portfolio Company Fees	3,406	3,680	8,668	11,672
Carried Interest & Gains/(Loss) on Investments	(1,406)	(542)	(2,548)	4,574

Investment Management Revenue	2,000	3,138	6,120	16,246
Interest Income & other Revenue	8	16	18	36

Total Investment Management Revenue	2,008	3,154	6,138	16,282
Expenses:
Employee Compensation & Benefits Expense	1,003	1,197	2,082	3,145
Non-Compensation Expense	1,053	2,375	3,094	6,068

Total Investment Management Operating Expenses	2,056	3,572	5,176	9,213

Investment Management Operating Income	$(48)	$(418)	$962	$7,069

			As of June 30,
			2005	2006
Headcount:
Senior Managing Directors			7	7
Other Investment Management Professionals and Support Staff			17	16

Total			24	23

Investment Management Results of Operations

Three Months Ended June 30, 2006 versus June 30, 2005

Investment Management revenue was $3.1 million for the 2006 period, an increase of $1.1 million, or 57.1%, versus revenue of approximately $2.0 million for the corresponding period in 2005. Net management fees for the 2006 period were $3.3 million, down $0.4 million, or 11.4%, for the corresponding period in 2005. There were no placement fees for the 2006 period as there will no longer be any placement fees paid related to ECP II, while approximately $0.6 million was recorded for the corresponding period in 2005. In addition, during the three month period ended June 30, 2006, there were net unrealized and realized gains and losses, including carried interest and pro rata share of the loss on EAM, of approximately ($0.5) million from Portfolio Investments as compared to net unrealized and realized gains and losses of ($1.4) million in the same period in 2005. Investment Management client expense reimbursements billed as revenue were $(0.1) million and $(0.2) million for the three months ended June 30, 2006, and 2005, respectively.

Operating expenses were $3.6 million for the 2006 period, an increase of $1.5 million, or 73.7%, versus operating expenses of $2.1 million for the corresponding period in 2005 principally due to increases in non-compensation expenses. Due to new initiatives and travel, non-compensation expenses increased to $2.4 million for the 2006 period, an increase of $1.3 million or 125.3%, versus non-compensation operating expenses of $1.1 million for the corresponding period in 2005.

Included in Investment Management non-compensation expenses for the three months ended June 30, 2006 of $2.4 million are transaction-related expenses of $0.4 million for travel, meals and professional fees incurred in the conduct of Investment Management activity. Investment Management transaction-related expenses incurred for the three months ended June 30, 2005 were $0.2 million.

Investment Management operating income was flat compared to the corresponding period in 2005. Operating loss as a percentage of segment revenue was (13.3)% for the 2006 period versus (2.4)% for the corresponding period in 2005 as a result of the items discussed above.

Six Months Ended June 30, 2006 versus June 30, 2005

Investment Management revenue was $16.3 million for the 2006 period, an increase of $10.1 million, or 165.3%, versus revenue of approximately $6.1 million for the corresponding period in 2005. Net management fees for the 2006 period were $6.7 million, down $0.9 million, or 11.5%, versus management fees of $7.5 million, for the corresponding period in 2005. There were no placement fees for the 2006 period as there will no longer be any placement fees paid related to ECP II, while $1.2 million was recorded for the corresponding period in 2005. In addition, during the six month period ended June 30, 2006, net unrealized and realized gains and losses, including carried interest and pro rata share of the loss on EAM, were $4.6 million, as compared to net unrealized and realized gains and losses of ($2.5) million for the same period in 2005. Portfolio company fees for the 2006 period were $5.0 million, an increase of $2.6 million, or 110.7%, versus portfolio company fees of $2.4 million for the corresponding period in 2005. Investment Management client expense reimbursement billed as revenue were $0.9 million and $0.0 million for the six months ended June 30, 2006 and 2005, respectively.

Operating expenses were $9.2 million for the 2006 period, an increase of $4.0 million, or 78.0%, versus operating expenses of $5.2 million for the corresponding period in 2005. Compensation and benefits expenses increased by 51.1% in 2006 versus the same period in 2005, principally due to increased base salaries and higher anticipated performance-based bonus awards attributable to allocated new hires. Non-compensation expenses increased by $3.0 million, or 96.1%, versus the corresponding period in 2005, principally due to higher professional fees, relating to new business initiatives, transaction related expenses and travel related expenses.

Included in Investment Management non-compensation expenses for the six months ended June 30, 2006 of $6.1 are transaction-related expenses of $1.7 million for travel, meals and professional fees incurred in the conduct of Investment Management activity. Investment Management transaction-related expenses incurred for the six months ended June 30, 2005 were $0.6 million.

Investment Management operating income was $7.1 million for the 2006 period, an increase of $6.1 million, or 634.8%, versus operating income of $1.0 million for the corresponding period in 2005. Operating income as a percentage of segment revenue was 43.4% for the 2006 period versus 15.7% for the corresponding period in 2005.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of Advisory and Investment Management fees and the timing of distributions to our Senior Managing Directors and payment of bonuses to employees. In general, we collect our accounts receivable within 60 days.

Cash and cash equivalents were $14.8 million at June 30, 2006, a decrease of approximately $23.0 million versus cash and cash equivalents of $37.9 million at December 31, 2005. During the six month period ended June 30, 2006, cash of $30.9 million was provided by operating activities, comprised of net income allocable to members, which was offset primarily by increases in deferred offering and acquisition costs and accounts receivable, non-cash charges, principally consisting of net gains on investments, and net changes in other operating assets and operating liabilities. Cash of $10.0 million was used for investing activities, principally for net purchases of investments, which were offset by proceeds on existing investments. Financing activities during the period used cash of $43.9 million, primarily for distributions to members, which were offset by short term borrowings.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and accounts receivable in relation to earned Advisory fees. Cash distributions to our Senior Managing Directors are generally made shortly after the end of each calendar quarter. We traditionally make payments for employee bonuses primarily in the first month of the year with respect to the prior year’s results. Therefore, levels of cash on hand decrease significantly after the quarterly distribution of cash to Senior Managing Directors, and gradually increase until quarter end. We expect this pattern of cash flow to continue. Our liabilities have typically consisted of accounts payable and accrued compensation.

On December 30, 2005, we entered into a $30.0 million credit agreement with affiliates of Lehman Brothers, JPMorgan Chase and Goldman, Sachs & Co. that matured on the earlier of the consummation of the initial public offering and December 31, 2006. The agreement is a 364-day revolving line of credit. Borrowings under the agreement bear interest at a rate of LIBOR plus 200 basis points for any amount drawn and a commitment fee of 1/2 of 1% per annum for any unused portion. On January 12, 2006, we borrowed $25.0 million on the line of credit at an interest rate of 6.6%. On June 22, 2006, we drew down an additional $5.0 million at a effective interest rate of 7.48%. We recognized $0.4 million of debt issuance cost expense and $0.8 million of interest expense for the six months ended June 30, 2006. The proceeds of this borrowing have been used for working capital purposes including funding of our ongoing investment management activities. We used a portion of the proceeds from the initial public offering to repay all outstanding borrowings under this line of credit, which has been terminated

We regularly monitor our liquidity position, including cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity and compliance with regulatory net capital requirements.

As of June 30, 2006, we had $14.8 million in cash on hand. We distributed $33.4 million of cash on August 9, 2006 to our Senior Managing Directors, representing a distribution of undistributed earnings for the period from January 1, 2006 to August 9, 2006.

Under the Evercore LP limited partnership agreement, we intend to cause Evercore LP to make distributions to its partners in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us.

We had total commitments (not reflected on our condensed combined statements of financial condition) relating to future principal investments of $6.6 million as of June 30, 2006. We expect to fund $1.7 million of these commitments with cash flows from operations, with the balance to be funded by other members of the general partners of the private equity funds we manage. We may be required to fund these commitments at any time through December 2011, depending on the timing and level of investments by the Evercore Capital Partners private equity funds, although we do not expect these commitments to be drawn in full.

Subject to legally available funds, we intend to pay a quarterly cash dividend initially equal to $0.07 per share of Class A common stock, commencing with the fourth quarter of 2006. The Class B common stock will not be entitled to dividend rights. The declaration of this and any other dividends and, if declared, the amount of any such dividend, will be subject to the ability of our subsidiaries to provide cash to us. The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account general economic and business conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including Evercore LP) to us, and such other factors as our board of directors may deem relevant. If we pay such dividends, our Senior Managing Directors will be entitled to receive equivalent distributions pro rata based on their partnership interests in Evercore LP, although these individuals will not be entitled to receive any such dividend-related distributions in respect of unvested partnership units.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2006:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Capital Lease Obligations	$326	$176	$150	$—	$—
Operating Lease Obligations	14,878	3,181	4,192	4,352	3,153
Investment Management Commitments	6,617	3,949	—	235	2,433

Total	$21,821	$7,306	$4,342	$4,587	$5,586

We expect to sublease an additional 124,000 square feet of office space at our principal executive offices at 55 East 52nd Street, New York, New York. Our rental payment obligations under the sublease are as follows: $9.5 million per year for years one through five of the sublease term; $10.2 million per year for years six through ten of the sublease term; $10.8 million per year for years 11 through 15 of the sublease term; and $11.4 million per year for year 16 through the expiration of the sublease term. We intend to sublease a portion of this additional space. Our current annual lease expense is $3.2 million. In connection with the execution of the sublease, we expect to deliver a security deposit in the form of a letter of credit in the amount of $4.8 million. We intend to take possession of this additional space between February 1, 2007 and April 30, 2007. The term of the sublease expires on April 29, 2023.

Braveheart entered into an agreement to sub-lease office space, which, subject to the reasonable consent of the property owner, will allow Braveheart to sub-lease approximately 5,100 square feet of office space for its principal executive office at 10 Hill Street in London, U.K. The sub-lease will expire on September 26, 2011. Annual rental payments under the sub-lease are £321,619 per annum, exclusive of taxes, payable quarterly in advance. Braveheart is also responsible for 79.89% of the costs of maintaining and repairing the property, utilities and insurance costs, the aggregate of which is capped at an annual amount of £62,634, with subsequent year increases in such cap limited by changes in the U.K. retail price index. Evercore LP is acting as a guarantor of Braveheart’s obligations under the sub-lease, and at any time prior to the closing of the Braveheart acquisition, we may cause Braveheart to assign or sublease the property to an affiliate of Evercore, subject to the landlord’s reasonable consent.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed combined financial statements.

Market Risk

Except for the items noted below in this section, due to the nature of our business and the manner in which we conduct our operations, in particular our limitation of investments to short term cash investments, other than principal investments in our Funds and Evercore Asset Management, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk.

Investment Risk

Through our principal investments in our funds and our ability to recognize carried interest from these funds, which depends on the profits generated within our funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest, which historically has been volatile. However, we do not believe normal changes in public equity markets will have a material effect on revenues derived from such investments. In contrast, we have made investments in portfolios to be managed by Evercore Asset Management, which include investments in publicly traded equity securities.

Exchange Rate Risk

On August 10, 2006, we acquired Protego Asesores, a leading investment banking boutique in Mexico. A significant portion of Protego’s revenues have been and will continue to be derived from contracts denominated in Mexican pesos. In addition, Protego’s contracts with employees and most of its suppliers are denominated in Mexican pesos. As a result, variations in the exchange rate between the Mexican peso and the U.S. dollar may affect Protego’s revenue and expenses in U.S. dollars. A peso appreciation increases Protego’s costs in U.S. dollar terms but has a proportionately smaller effect on revenue, reducing Protego’s net income in U.S. dollar terms. Historically, the value of the peso has fluctuated considerably relative to the U.S. dollar.

In addition, On July 31, 2006, we entered into a sale and purchase agreement to acquire Braveheart, an English company which provides corporate finance and private equity advisory services in Europe. We expect that Braveheart’s revenue and expenses will be denominated primarily in British Pounds Sterling and Euro, which may expose us to fluctuations in the value of the dollar relative to these foreign currencies.

We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise.

Critical Accounting Policies and Estimates

The condensed combined financial statements included in this report are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Investments

The Company’s investments consist primarily of investments in the Private Equity Funds and assets managed by Evercore Asset Management, L.L.C. that are carried at fair value on the Condensed Combined Statements of Financial Condition, with realized and unrealized gains and losses included in Investment Management Revenue on the Condensed Combined Statements of Income.

The Private Equity Funds consist primarily of investments in marketable and non-marketable securities of the Portfolio Companies. The underlying investments held by the Private Equity Funds are valued based on quoted market prices or estimated fair value if there is no public market. The fair value of the Private Equity Funds’ investments in non-marketable securities are ultimately determined by the Company in its capacity as general partner. The Company determines fair value of non-marketable securities by giving consideration to a range of factors, including but not limited to market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments.

Investments in publicly traded securities are valued using quoted market prices.

Available-For-Sale Securities and Trading Securities are valued using quoted market prices for publicly traded securities or estimated fair value if there is no public market.

Revenue Recognition

We recognize Advisory revenue when the services related to the underlying transactions such as mergers, acquisitions, restructurings and divestitures are completed in accordance with the terms of the respective engagement agreement. Fees paid in advance of services rendered are initially recorded as deferred revenue and recognized as Advisory revenue ratably over the period in which the related service is rendered.

Investment Management revenue consists of management fees, portfolio company fees, carried interest and realized and unrealized gains (or losses) on investments in the private equity funds.

Management fees are contractually based and are derived from investment management services provided to the private equity funds in originating, recommending and consummating investment opportunities. Management fees are payable semi-annually in advance on committed capital during the private equity funds’ investment period, and on invested capital, thereafter. Management fees are initially recorded as deferred revenue and revenue is recognized ratably over the period for which services are provided.

The private equity funds’ partnership agreements provide for a reduction of management fees for certain portfolio company fees earned by us. Portfolio company fees are recorded as revenue when earned and are offset, in whole or in part, against future management fees.

Carried interest is computed in accordance with the underlying private equity funds’ partnership agreements and is based on investment performance over the life of each investment partnership. Future investment underperformance may require amounts previously distributed to be returned to the respective investment partnerships. As required by the private equity funds’ partnership agreements, the general partners of each private equity fund maintain a defined amount in escrow in the event that distributions received by such general partner must be returned due to investment underperformance. These escrow funds are not included in our accounts. The members of the general partners of the private equity funds have guaranteed the general partners’ obligations to repay or refund to outside investors in the private equity funds interim amounts distributed to us, which may arise due to future investment underperformance.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities. The Company’s operations are organized as a series of partnerships, limited liability companies and sub-chapter S corporations. Accordingly, the Company’s income is not subject to U.S. federal income taxes. Taxes related to income earned by these entities represent obligations of the individual members, partners or shareholders and have not been reflected in the accompanying Condensed Combined Financial Statements. Income taxes shown on the Company’s Condensed Combined Statements of Income are attributable to the New York City Unincorporated Business Tax and the New York City general corporate tax.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. At June 30, 2006 we had no outstanding goodwill. On a pro forma basis after giving effect to the Reorganization, including our combination with Protego, our goodwill as of June 30, 2006 was $31.5 million.

Recently Issued Accounting Standards

SFAS 123(R) – On December 16, 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which is a revision of SFAS No. 123 “Accounting for Stock Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Condensed Combined Statements of Income based on their fair values. Pro forma disclosure is no longer an alternative. The Company has operated as a series of partnerships, limited liability companies and sub-chapter S corporations and has not historically issued stock-based compensation awards. The Company adopted SFAS 123(R) on January 1, 2006 and there was no material impact on the Company’s condensed combined financial condition or results of operations.

FIN 47—In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies guidance provided in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company’s condensed combined financial condition or results of operations.

SFAS 154—In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The adoption of SFAS 154 did not have a material effect on our condensed combined financial condition or operating results.

Emerging Issues Task Force Issue No. 04-5—In June 2005 the Emerging Issues Task Force reached a consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under Issue 04-5, the general partners in a limited partnership or similar entity are presumed to control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. A general partner should assess the limited partners’ rights and their impact on the presumption of control. If the limited partners have either a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause or b) substantive participating rights, the general partners do not control the limited partnership. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreement is modified, Issue 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, Issue 04-5 is effective for the first reporting period in fiscal years beginning after December 15, 2005, and allows either of two transition methods. As of December 31, 2005 the private equity funds’ partnership agreements provide for the right to remove the general partners by a simple majority. As a result, we have determined that consolidation of the private equity funds will not be required pursuant to Issue 04-5.

SFAS 155—In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We are currently assessing the impact of adopting SFAS 155, but do not expect the standard to have a material impact on our financial condition, operating results, and cash flows of the Company.

SFAS 156—In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. We are currently assessing the impact of adopting SFAS 156, but do not expect the standard to have a material impact on the financial condition, operating results, and cash flows of the Company.

FIN 48—In July 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. We are currently assessing the impact of adopting FIN 48 on our financial condition, operating results, and cash flows.

SFAS 157—In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on the financial condition, results of operations, and cash flows of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.” We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 2 — “Market Risk” above.

Item 4.	Controls and Procedures

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In re High Voltage Engineering Corp. (“High Voltage”) in the U.S. Bankruptcy Court for the District of Massachusetts and Stephen S. Gray, Trustee (“Trustee”) of The High Voltage Engineering Liquidating Trust. v. Evercore Restructuring L.P. Evercore Restructuring L.L.C (collectively, “Evercore Restructuring”) et. al., in the United States District Court of Massachusetts.

In 2003 High Voltage, engaged Evercore Restructuring to assist in its restructuring efforts. During the engagement, Evercore Restructuring assisted High Voltage negotiate a restructuring plan and related financing. During the period of engagement, which ended in August 2004, High Voltage filed for Chapter 11 bankruptcy protection and later emerged from bankruptcy with new financing. However, in February 2005, High Voltage again filed for Chapter 11 bankruptcy protection. In July 2006, as part of the second bankruptcy proceeding, High Voltage’s businesses were sold and its creditors were repaid in full out of the proceeds of the sale. In addition, the Trustee conducted an informal investigation into the causes of the second bankruptcy and the knowledge of professionals who assisted High Voltage in its first bankruptcy.

On August 15, 2006, the Trustee filed a motion in the bankruptcy court seeking to undo an order entered in November 2004 approving $2.34 million in fees and expenses for Evercore Restructuring’s services, alleging, among other matters, that Evercore Restructuring should have known that the projections prepared by High Voltage in connection with the first bankruptcy proceedings were inaccurate. On September 8, 2006, Evercore Restructuring responded in the bankruptcy court denying the factual allegations and asserting a variety of legal bases to deny the request. The bankruptcy court has not set a date for ruling on the dispute.

In addition, on August 15, 2006, the Trustee also filed a complaint against Evercore Restructuring and Jefferies & Company, Inc., financial advisor to certain of High Voltage’s creditors in the first bankruptcy, asserting claims against Evercore Restructuring for gross negligence and breach of fiduciary duty, based on the same underlying allegations included in the bankruptcy court motion. On September 15, 2006, High Voltage filed an amended complaint adding Fried, Frank, Harris, Shriver and Jacobson LLP, High Voltage’s counsel in the first bankruptcy, as an additional defendant. We intend to move for judgment on the pleadings or summary judgment on a variety of affirmative defenses and other grounds, including failure to allege facts constituting gross negligence or breach of fiduciary duty, releases of Evercore Restructuring approved in the order confirming High Voltage’s plan of reorganization, and acknowledgements by High Voltage in Evercore Restructuring’s engagement letter, which was disclosed to the bankruptcy court prior to its approval of the retention of Evercore Restructuring, that Evercore Restructuring was not a fiduciary and would rely on management’s representations when rendering its advisory services. Briefing of the motion will be concluded before the end of the year and no date has been set for a ruling on the motion. Evercore believes the litigations against it are meritless and its defenses are substantial.

General

In addition to the proceedings set forth above, from time to time we may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses and U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States and Mexican Financial Authorities conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. When those circumstances arise, management will make what it believes are adequate provisions in the financial statements for any expected liabilities which may result from disposition of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties and unfavorable events could occur. Were such unfavorable events to occur, there exists the possibility of a material adverse impact to our operating results, financial position or liquidity as of and for the period in which such events occur.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Registration Statement Form S-1 that was effective August 10, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) On May 12, 2006, Evercore Partners Inc. issued 100 shares of its Class B common stock, par value $0.01 per share, to Evercore LP for $1.00. On August 16, 2006, Evercore LP distributed 51 of such shares of Class B common stock to its limited partners as part of the Reorganization as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization”. The issuance and the subsequent distribution of such shares of Class B common stock were not registered under the Securities Act of 1933 because the shares were offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

On August 16, 2006, Evercore Partners Inc. issued 45,238 shares of its Class A common stock, par value $0.01 per share, to Banco Inbursa, S.A., Institucion de Banca Multiple, Grupo Financiero Inbursa, as Trustee of Inbursa Trust F/1338, a trust benefiting certain Directors and employees of Protego upon repayment of a $0.95 million note issued as consideration for the Protego Combination as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization”. The issuance of such shares of Class A common stock was not registered under the Securities Act of 1933 because the shares were offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

(b) The effective date of Evercore Partners Inc.’s first registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-134087) (“Form S-1”) relating to Evercore Partners Inc.’s initial public offering of shares of Class A common stock was August 10, 2006. A total of 4,542,500 shares of Evercore Partners Inc.’s shares of Class A common stock were sold. Lehman Brothers Inc. acted as representative of the underwriters and sole book-running manager of the offering.

The offering commenced on August 10, 2006 and has been completed. The aggregate offering price was $95,393. The underwriting discount was $6,677, none of which was paid to affiliates of Evercore. Evercore incurred approximately $6.9 million of other expenses in connection with the offering. The net proceeds to Evercore totaled approximately $81.8 million. Evercore used $30 million of these proceeds to repay all of its outstanding borrowings under its credit agreement, $6.05 million to repay the non-interest bearing notes issued as a portion of the consideration for the combination with Protego pursuant to the contribution and sale agreement among Evercore Partners Inc., Evercore LP, Roger C. Altman, Austin M. Beutner and Pedro Aspe and the other parties thereto (the “Contribution and Sale Agreement”), and intends to use the remaining proceeds to expand and diversify its advisory and investment management businesses and for general corporate purposes.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On August 9, 2006, the sole stockholder of Evercore Partners Inc., by unanimous written consent (1) approved and adopted the amended and restated certificate of incorporation of Evercore Partners Inc.; (2)(a) elected Pedro Aspe as a director of Evercore Partners Inc. effective immediately prior to the time that the Form S-1 became effective under the Securities Act, (b) elected Gail Block Harris, Curt Hessler, Francois de Saint Phalle and Anthony N. Pritzker as directors of Evercore Partners Inc. effective upon the filing of the amended and restated certificate of incorporation of Evercore Partners Inc. with the Delaware Secretary of State, and (c) re-appointed Roger C. Altman and Austin M. Beutner as directors of Evercore Partners Inc.; (3) approved and adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (“Stock Incentive Plan”) and the Evercore Partners Inc. Annual Incentive Plan; and (4) approved, for the express purpose of exempting such transactions under Rule 16b-3 promulgated under the Exchange Act certain specified acquisitions and dispositions by certain directors and officers of Evercore Partners Inc. of shares of its Class A common stock, Class B common stock and restricted stock units and of partnership units in Evercore LP.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-134087) (“Form S-1”) filed with the SEC on July 31, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on May 12, 2006)

10.1	Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006

10.2	Tax Receivable Agreement, dated as of August 10, 2006

10.3	Registration Rights Agreement, dated as of August 10, 2006

10.4	Employment Agreement between Registrant and Austin M. Beutner, dated as of August 10, 2006

10.5	Employment Agreement between Registrant and Roger C. Altman, dated as of August 10, 2006

10.6	Employment Agreement between Registrant and Pedro Aspe, dated as of August 10, 2006

31.1	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 25, 2006

Evercore Partners Inc.

By:	/s/ Roger C. Altman
	Name:	Roger C. Altman
	Title:	Chairman and Co-Chief Executive Officer

By:	/s/ Austin M. Beutner
	Name:	Austin M. Beutner
	Title:	Co-Chief Executive Officer and President

By:	/s/ David E. Wezdenko
	Name:	David E. Wezdenko
	Title:	Chief Financial Officer