Form 10-Q
period 2006-09-30
Evercore Partners Inc.
filed 2006-11-20
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

001-32975

(Commission File Number)

EVERCORE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 East 52nd Street

43rd floor

New York, New York 10055

(Address of principal executive offices)

Registrant’s telephone number: (212) 857-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 10, 2006 was 4,587,738. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 10, 2006 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant).

In this report, references to “Evercore Partners,” “Evercore,” “the Company,” “we,” “our,” or “us,” refer to Evercore Partners Inc. a Delaware company, and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Combined/Consolidated Financial Statements of Evercore Partners Inc. (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	Combined December 31, 2005	(UNAUDITED) Consolidated September 30, 2006
	PREDECESSOR	SUCCESSOR
ASSETS
Current Assets
Cash and Cash Equivalents	$37,855	$58,930
Restricted Cash	1,519	1,519
Securities	—	4,708
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	275,531
Securities Purchased Under Agreements to Resell	—	74,027
Accounts Receivable (net of allowances of $256 on December 31, 2005 and $250 on September 30, 2006)	12,921	11,873
Receivable from Members and Employees	1,739	81
Receivable from Uncombined Affiliates	1,255	1,688
Debt Issuance Costs	607	—
Prepaid Expenses	604	2,326
Accounts Receivable—Other	353	1,491

Total Current Assets	56,853	432,174
Investments	16,755	13,271
Deferred Offering and Acquisition Costs	5,138	1,639
Furniture, Equipment and Leasehold Improvements, Net	2,263	4,086
Goodwill	—	30,986
Intangible Assets	—	2,702
Other Assets	403	486

TOTAL ASSETS	$81,412	$485,344

LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Compensation and Benefits	13,165	12,916
Accounts Payable and Accrued Expenses	11,672	7,042
Securities Sold Under Agreements to Repurchase	—	349,669
Deferred Revenue	935	1,391
Payable to Members and Employees	659	1,870
Payable to Uncombined Affiliates	440	—
Capital Leases Payable—Current	193	160
Taxes Payable	1,711	2,460
Other Current Liabilities	626	202

Total Current Liabilities	29,401	375,710
Capital Leases Payable—Long-Term	232	119

TOTAL LIABILITIES	29,633	375,829

Minority Interest	274	22,344

Members’ and Stockholders’ Equity
Members’ Capital	51,301	—
Common Stock:
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 4,587,738 issued and outstanding)	—	46
Class B, par value $0.01 per share (100,000,000 shares authorized, 51 issued and outstanding)	—	—
Additional Paid-in-Capital	—	86,775
Retained Earnings	—	298
Accumulated Other Comprehensive Income	204	52

TOTAL MEMBERS’ AND STOCKHOLDERS’ EQUITY	51,505	87,171

TOTAL LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ EQUITY	$81,412	$485,344

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except share data)

		Combined	Consolidated		Combined	Consolidated
	Combined For the Three Months Ended September 30, 2005	For the Period		Combined For the Nine Months Ended September 30, 2005	For the Period
		July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006		January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006
	PREDECESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
REVENUES
Advisory Revenue	$39,382	$23,552	$12,574	$69,895	$96,122	$12,574
Investment Management Revenue	6,997	614	4,152	13,117	16,860	4,152
Interest Income and Other Revenue	60	343	3,819	135	643	3,819

TOTAL REVENUES	46,439	24,509	20,545	83,147	113,625	20,545

Interest Expense	—	—	3,319	—	—	3,319

NET REVENUES	46,439	24,509	17,226	83,147	113,625	17,226

EXPENSES
Employee Compensation and Benefits	6,971	3,746	10,969	17,585	20,598	10,969
Occupancy and Equipment Rental	728	405	807	2,149	2,233	807
Professional Fees	9,037	2,806	663	16,271	13,527	663
Travel and Related Expenses	987	683	964	3,191	4,176	964
Communications and Information Services	277	195	311	566	1,075	311
Financing Costs	—	481	11	—	1,706	11
Depreciation and Amortization	186	121	1,093	508	666	1,093
Other Operating Expenses	565	231	396	1,081	1,319	396

TOTAL EXPENSES	18,751	8,668	15,214	41,351	45,300	15,214

OPERATING INCOME	27,688	15,841	2,012	41,796	68,325	2,012
Minority Interest	(7)	(1)	1,417	3	6	1,417
Provision for Income Taxes	776	484	297	1,823	2,368	297

NET INCOME	$26,919	$15,358	$298	$39,970	$65,951	$298

Net Income Available to Holders of Shares of Class A Common Stock	N/A		$298	N/A		$298
Weighted Average Shares of Class A Common Stock Outstanding:
Basic	N/A		4,795	N/A		4,795
Diluted	N/A		4,795	N/A		4,795
Net Income Available to Holders of Shares of Class A Common Stock Per Share:
Basic	N/A		$0.06	N/A		$0.06

Diluted	N/A		$0.06	N/A		$0.06

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Members’ Equity	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder’s Equity / Member’s Capital
		Shares	Dollars
Combined
PREDECESSOR
Balance at January 1, 2006	$51,301				$204		$51,505
Net Income Allocable to Members through IPO Date	65,951						65,951
Members’ Contributions through IPO Date	2,644						2,644
Members’ Distributions through IPO Date	(100,711)						(100,711)
Members’ Draw through IPO Date	(6,503)						(6,503)
Private Equity Distributions through IPO Date	(3,872)						(3,872)
Distribution of Available-For-Sale Securities					(204)		(204)
Elimination of Non-Contributed Entities	(16,452)						(16,452)
Capital Issuance Related to Acquisition	27,510						27,510
Transfer to Minority Interest	(19,868)						(19,868)
Balance at August 9, 2006	—				—		—

Consolidated
SUCCESSOR
Balance at August 10, 2006
Net Income Available to Class A Common Shareholders						$298	298

Proceeds—Issuance Common Stock		4,542,500	$45	$95,347			95,392
Issuance of Common Stock Related to Repayment of Debt		45,238	1	949			950

Costs Related to Issuance of Common Stock				(13,870)			(13,870)
Issuance of Restricted Stock Units		207,116		4,349			4,349
Foreign Currency Translation Adjustment					52		52
Balance at September 30, 2006	$—	4,794,854	$46	$86,775	$52	$298	$87,171

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Combined For the Nine Months Ended September 30, 2005	Combined January 1, 2006 through August 9, 2006	Consolidated August 10, 2006 through September 30, 2006
	PREDECESSOR	PREDECESSOR	SUCCESSOR
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$39,970	$65,951	$298
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock Compensation	—	—	4,349
Depreciation and Amortization	508	1,273	1,093
Minority Interest	3	6	1,417
Bad Debt Expense	2	—	—
Net Gains on Investments	(1,761)	(4,845)	(2,405)
Net Gains on Securities	—	160	(111)
(Increase) Decrease in Operating Assets:
Financial Instruments Owned and Pledged as Collateral, at Fair Value	—	—	(77,021)
Securities Purchased Under Agreements to Resell	—	—	133,570
Accounts Receivable	1,071	4,097	2,576
Placement Fees Receivable	2,487	—	—
Receivable from Members and Employees—Current	933	379	1,279
Receivable from Uncombined Affiliates	(1,069)	(302)	(1,382)
Prepaid Expenses	(469)	(1,270)	(452)
Accounts Receivable—Other	(3)	308	(454)
Deferred Offering and Acquisition Costs	(3,420)	(7,089)	(26)
Other Assets	(169)	(49)	406
Increase (Decrease) in Operating Liabilities:
Accrued Compensation and Benefits	321	2,488	(3,316)
Accounts Payable and Accrued Expenses	5,874	740	(6,395)
Securities Sold Under Agreements to Repurchase	—	—	(56,481)
Placement Fees Payable	(1,244)	—	—
Deferred Revenue	964	1,344	(888)
Payable to Members and Employees	(240)	(243)	(4,505)
Payable to Uncombined Affiliates	210	832	—
Taxes Payable	(861)	31	(362)
Other Current Liabilities	(184)	(529)	105

Net Cash (Used in) Provided by Operating Activities	42,923	63,282	(8,705)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Investments	523	3,497	—
Cash Acquired from Protego	—	3,972	—
Securities Purchased	—	(4,158)	(594)
Investments Purchased	(3,953)	(8,202)	(273)
Purchase of Furniture, Equipment and Leasehold Improvements	(598)	(1,272)	(542)
Elimination of Non-Contributed Entities	—	(54)	—
Restricted Cash Deposits	21	—	—

Net Cash Used in Investing Activities	(4,007)	(6,217)	(1,409)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(113)	(120)	(31)
Contributions from Members	971	2,644	—
Net Proceeds from Initial Public Offering	—	—	88,715
Repayment of Short-Term Borrowings	—	—	(30,000)
Payment of Notes Payable—Protego	—	—	(6,050)
Short-Term Borrowings	—	30,000	—
Distributions to Members	(57,224)	(111,086)	—

Net Cash (Used in) Provided by Financing Activities	(56,366)	(78,562)	52,634

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	52
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,450)	(21,497)	42,572
CASH AND CASH EQUIVALENTS—Beginning of Period	37,379	37,855	16,358

CASH AND CASH EQUIVALENTS—End of Period	$19,929	$16,358	$58,930

	Combined For the Nine Months Ended September 30, 2005	Combined January 1, 2006 through August 9, 2006	Consolidated August 10, 2006 through September 30, 2006
	PREDECESSOR	PREDECESSOR	SUCCESSOR
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$91	$917	$203

Payments for Income Taxes	$3,097	$3,808	$—

Fixed Assets Acquired Under Capital Leases	$113	$—	$—

Non-Cash Distribution of Available-For-Sale Securities	$—	$416	$—

Purchase of Protego
Non-Interest-Bearing Evercore LP Notes	$—	$7,000	$—
Evercore LP Partnership Units	—	27,510	—
Acquisition costs	—	3,420	—

Total Purchase Price	—	37,930	—

Accounts Receivable	—	(6,582)	—
Financial Instruments Owned and Pledged, Fair Value	—	(198,511)	—
Securities Purchased Under Agreements to Resell	—	(207,596)	—
Investments	—	(1,670)	—
Fixed Assets	—	(990)	—
Intangible Assets	—	(3,480)	—
Goodwill	—	(30,986)	—
Other Assets	—	(483)	—
Current Liabilities	—	2,756	—
Securities Sold Under Agreements to Repurchase	—	406,150	—
Dividend Payable	—	6,375	—
Minority Interest	—	1,059	—

Cash Acquired from Purchase	$—	$3,972	$—

Elimination of Non-Contributed Entities
Members’ Equity of Non-Contributed Entities	—	16,452	—
Due To/From Members and Employees	—	1,255	—
Due To/From Uncombined Affiliates	—	(1,257)	—
Investments	—	(16,757)	—
Accounts Payable and Accrued Liabilities	—	88	—
Minority Interest	—	273	—

Cash Withdrawal from General Partner Entity	$—	$54	$—

Issuance of Common Stock to Repay Note Payable	$—	$—	$950

Non-Cash deferred IPO Costs	$—	$—	$7,193

Transfer of Members Equity to Minority Interest	$—	$19,868	$—

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 1—Organization

Evercore Partners Inc. and subsidiaries (the “Successor Company”) is an investment banking firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Successor Company is a holding company and its sole material asset is a controlling equity interest in Evercore LP. The Successor Company is the sole general partner of Evercore LP and, through Evercore LP and its operating entity subsidiaries, the Successor Company has continued to conduct the same business as prior to the reorganization referred to below by certain combined and consolidated entities under the common ownership of the Evercore Senior Managing Directors (the “Members”) and common control of two of the founding Members (the “Founding Members”).

On August 10, 2006, pursuant to a contribution and sale agreement dated May 12, 2006, (1) the Members contributed to Evercore LP each of the various entities included in the historical combined financial statements of Evercore Holdings (the “Predecessor Company”), with the exception of the general partners of Evercore Capital Partners L.P. and its affiliated entities (collectively “ECP I”), Evercore Capital Partners II L.P. and its affiliated entities (collectively, “ECP II”) and Evercore Venture Partners L.P. and its affiliated entities (collectively, “EVP”), which are Company sponsored private equity funds, and of Evercore Founders L.L.C. and Evercore Founders Cayman Ltd., which are the entities through which the Founding Members fund their additional commitments to ECP I (collectively, the “Founders”) and acquired an interest in the general partner of ECP II, which will permit Evercore LP to receive 8% to 9% (depending on the particular fund investment) of any carried interest from that fund following the contribution (the “Formation Transaction”), (2) Evercore LP acquired Protego Asesores S. de R.L. and its subsidiaries and Protego SI from its directors and other stockholders. On August 16, 2006, the Company completed the Initial Public Offering (“IPO”) of its Class A common stock. The Formation Transaction and IPO are collectively referred to as the “Reorganization.”

The Successor Company’s Condensed Combined/Consolidated Financial Statements include the accounts of the Company’s subsidiaries. The sole direct subsidiary of the Company is Evercore LP. The subsidiaries of Evercore LP are as follows:

•	Evercore Group Holdings L.P., a Delaware limited partnership (“EGH”), which indirectly, through its wholly-owned subsidiary, Evercore Partners Services East L.L.C., a Delaware limited liability company, owns all of the interests in each of the following entities:

•	Evercore Group L.L.C., a Delaware limited liability company (“EGL”), is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the National Association of Securities Dealers, Inc. EGL is a limited service entity, which specializes in rendering selected financial advisory services. EGL was converted to a limited liability company from an S corporation on April 19, 2006;

•	Evercore Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to ECP II;

•	Evercore Venture Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to EVP;

•	Evercore Advisors I L.L.C., a Delaware limited liability company, provides investment advisory services to ECP I. Evercore Advisors Inc. was converted into Evercore Advisors I L.L.C. on August 10, 2006;

•	Evercore Properties L.L.C., a Delaware limited liability company, is a lease holding entity for the Company’s New York offices. With respect to the Company’s California offices, such leases are held by Evercore Partners Services East L.L.C. Evercore Properties Inc. was converted into Evercore Properties L.L.C. on August 10, 2006;

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

•	Evercore Financial Advisors L.L.C., a Delaware limited liability company; and

•	Evercore Restructuring L.L.C., a Delaware limited liability company.

•	Evercore Group Holdings L.L.C., a Delaware limited liability company, is the general partner of EGH.

•	Evercore GP Holdings L.L.C., a Delaware limited liability company (“GP Holdings”), which is a non-managing member of the general partner of ECP II.

•	Protego SI, S.C., a Mexican company whose main activity is the provision of advisory and related services.

•	Protego Asesores S. de R.L. (“Protego”) which, together with Evercore LP, owns all of the interests in each of the following entities that principally provide advisory, investment management and administrative services: Protego Administradores, S. de R.L., Sedna, S. de R. L., Protego PE, S. de R.L, Protego Servicios, S. C., Protego Casa de Bolsa, S. A. de C. V. (“PCB”) and Protego CB Servicios, S. de R.L. (“PCBS”). All of these entities are 100% owned by Protego, with the exception of PCB and PCBS. PCB and PCBS were established for Protego’s asset management business and are 70% and 70.6%, respectively, directly owned by Protego. The remaining interest in these entities is held by third party outsiders.

The Predecessor Company, prior to the Reorganization referred to above, was comprised of certain combined entities under the common ownership of the Members and common control of two of the Founding Members.

The Condensed Combined Financial Statements of the Predecessor are comprised of the following entities:

•	EGH and subsidiaries.

•	Evercore Group Holdings L.L.C.

•	Evercore Partners L.L.C., Evercore Offshore Partners Ltd., and Evercore Partners Cayman L.P. are the general partners of various ECP I entities.

•	Evercore Partners II L.L.C. and Evercore Venture Management L.L.C. (“EVM”) are the general partners of ECP II and EVP, respectively.

•	Evercore Founders L.L.C. and Evercore Founders Cayman Ltd. are the entities through which the Company funds its additional commitments to ECP I.

Where reference is made to the periods prior and subsequent to the IPO, the term “the Company” refers to the Predecessor Company and Successor Company, respectively.

The Company’s principal activities are divided into two reportable segments:

•	Advisory – includes advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters; and

•

Investment Management – prior to the IPO, Investment Management includes the management of outside capital invested in the Company’s sponsored private equity funds: ECP I, ECP II and EVP, the Company’s principal investments in ECP I, ECP II and EVP, and the Company’s investments in, and managed by, Evercore Asset Management L.L.C. (“EAM”); subsequent to the IPO, Investment Management includes the management of outside capital invested in the Company’s sponsored private equity funds: ECP I, ECP II, EVP and Discovery Americas I, L.P. (the “Discovery Fund”), the Company’s principal investments in ECP II, GP Holdings, Discovery Fund and EAM. Where reference

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

is made to the periods prior and subsequent to the IPO, the term “Private Equity Funds” refers to the Company’s principal investments in the respective private equity funds mentioned above. Each of the Private Equity Funds is managed by its own general partners and outside investors participate in the Private Equity Funds as limited partners. Investment Management also includes the management of outside funds by PCB.

Note 2—Significant Accounting Policies

Basis of Presentation—The accompanying unaudited Condensed Combined/Consolidated Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the SEC, the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the combined financial statements for the year ended December 31, 2005 and footnotes thereto included in the Company’s Registration Statement Form S-1. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The Condensed Combined/Consolidated Financial Statements of the Company are comprised of the consolidation of Evercore LP, EGH and its general partner, GP Holdings, Evercore LP’s wholly owned subsidiaries, Protego and, prior to the Reorganization, the combination of its wholly owned and majority owned general partners of the Private Equity Funds and Founders, entities that are wholly owned or controlled by the Company.

The current period financials reflect each financial statement category including the activity as the Company stood prior to the Reorganization through the IPO date of August 10, 2006. For the remainder of the period after August 10, 2006, the results of just those entities contributed to Evercore LP under the Reorganization are reflected in the Condensed Consolidated Financial Statements.

The Company accounted for the Formation Transaction as an exchange between entities under common control and recorded the net assets and members’ equity of the contributed entities at historical cost.

Subsequent to the IPO, the Company became the sole general partner of Evercore LP. The Company’s interest in Evercore LP is within the scope of the Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). Although the Company has a minority economic interest in Evercore LP, it has a majority voting interest and controls the management of Evercore LP. Additionally, although the limited partners have an economic majority of Evercore LP, they do not have the right to dissolve the partnership or substantive kick-out rights or participating rights, and therefore lack the ability to control Evercore LP. Accordingly, the Company consolidates Evercore LP and records minority interest for the economic interest in Evercore LP held directly by the Members and Founding Members.

EGH has consolidated all operating companies in which it has a controlling financial interest, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” (“SFAS 94”) which requires the consolidation of all majority-owned subsidiaries.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

Investments in non-majority-owned companies in which the Company has significant influence are accounted for by the Company using the equity method.

All material intercompany transactions and balances have been eliminated.

The following accounting policies apply to both the Predecessor Company and Successor Company unless otherwise specified.

Minority Interest—Minority interest recorded on the Condensed Combined Financial Statements of the Predecessor Company relates to the minority interest of an unrelated third-party in EVM, the general partner of EVP.  EVM is owned by the two members, an unrelated third-party, which owns approximately 53%, and Evercore Venture Partners LLC, which owns approximately 47%. Evercore Venture Partners LLC is under common ownership of the Company and is the managing member of EVM. As a result, the Company consolidates, including in its Condensed Combined Statements of Income all of the net income of EVM with an appropriate minority interest of approximately 53%. Minority interest recorded on the Condensed Consolidated Financial Statements of the Successor Company relates to the minority interest of the Members in Evercore LP and the portion of PCB not owned by Protego.

Use of Estimates—The preparation of the Condensed Combined/Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Combined/Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the valuation of portfolio investments in companies owned by the Private Equity Funds (the “Portfolio Companies”), financial instruments, owned the allowance for doubtful accounts for accounts receivables, compensation liabilities, tax liabilities, deferred tax assets and liabilities, goodwill, intangible assets and other matters that affect reported amounts of assets and liabilities. Actual amounts could differ from those estimates and such differences could be material to the Condensed Combined/Consolidated Financial Statements.

Cash and Cash Equivalents—Cash and cash equivalents consist of short-term highly liquid investments with remaining maturities of three months or less.

Restricted Cash—At December 31, 2005 and September 30, 2006, the Company was required to maintain compensating balances of $1,519 as collateral for letters of credit issued, by a third party, in lieu of a cash security deposit, as required by the Company’s lease for certain of its New York office space.

Financial Instruments Owned and Pledged as Collateral—The Successor Company’s financial instruments owned, which consist principally of foreign government obligations, are recorded on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Condensed Combined/Consolidated Statements of Income. The Successor Company pledges the financial instruments owned to collateralize certain financing arrangements which permits the counterparty to pledge the securities.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase—The Successor Company has securities purchased under agreements to resell of $74.0 million at September 30, 2006, for which it received collateral with a fair value of $74.2 million at September 30, 2006. Additionally, the Company has securities sold under agreements to repurchase of $349.7 million at September 30, 2006, for which it pledged collateral with a fair value of $349.7 million at September 30, 2006. Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement and the transferor will obtain from the transferee sufficient cash or collateral to

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

purchase such securities during the term of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payables or receivable. As these transactions are short-term in nature, their carrying amounts are a reasonable estimate of fair value.

Accounts Receivable—Accounts receivable consists primarily of advisory fees and expense reimbursements charged to the Company’s clients, and transaction and monitoring fees charged to Portfolio Companies. Accounts receivable as of December 31, 2005 and September 30, 2006 include unbilled client expense receivables in the amount of $1,451 and $780, respectively.

Accounts Receivable are reported net of any allowance for doubtful accounts. Management of the Company derives the estimate for the allowance for doubtful accounts by utilizing past client transaction history and an assessment of the client’s creditworthiness, and has determined that an allowance for doubtful accounts was $256 as of December 31, 2005 and $250 as of September 30, 2006.

Fair Value of Financial Instruments—The fair value of financial assets and liabilities, consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate their recorded value, as they are short-term in nature.

Investments—The Company’s investments consist primarily of investments in the Private Equity Funds that are carried at fair value on the Condensed Combined/Consolidated Statements of Financial Condition, with realized and unrealized gains and losses included in Investment Management Revenue on the Condensed Combined/Consolidated Statements of Income.

Realized and unrealized gains and losses on Available-for-Sale Securities are included in Accumulated Other Comprehensive Income as a separate component of Member’s Equity, but are excluded from net income.

The Private Equity Funds consist primarily of investments in marketable and non-marketable securities of the Portfolio Companies. The underlying investments held by the Private Equity Funds are valued based on quoted market prices or estimated fair value if there is no public market. The fair value of the Private Equity Funds’ investments in non-marketable securities is ultimately determined by the Company. The Company determines fair value of non-marketable securities by giving consideration to a range of factors, including but not limited to market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments.

Investments in publicly traded securities are valued using quoted market prices.

Available-for-Sale Securities and Trading Securities are valued using quoted market prices for publicly traded securities or estimated fair value if there is no public market.

Goodwill and Intangible Assets—SFAS No. 142, “Goodwill and Other Intangible Assets,” does not permit the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Other intangible assets are amortized over their estimated useful lives.

Furniture, Equipment and Leasehold Improvements—Fixed assets, including office equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Furniture, equipment and computer hardware and software are depreciated using the straight-line method over

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.

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

Leases—Leases are accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Leases are classified as either capital or operating as appropriate. For capital leases, the present value of the future minimum lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the lesser of the lease term or useful life of the asset.

Advisory Revenue—The Company earns advisory revenue through a) success fees based on the occurrence of certain events which may include announcements or completion of various types of financial transactions, b) retainer arrangements and c) fairness opinions.

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

Investment Management Revenue—Investment Management revenue is derived from the Company’s activities in private equity and traditional asset management and consists of a) management fees from the Private Equity Funds, b) portfolio company fees, c) gains (losses) on investments in the Private Equity Funds, d) Carried Interest, e) asset management fees (Successor Company only) and (f) net interest revenue (Successor Company only).

Management Fees—Management fees are contractually based and are derived from investment management services provided in originating, recommending and consummating investment opportunities to the Private Equity Funds. Management fees are payable semi-annually in advance on committed capital during the Private Equity Funds’ investment period, and on invested capital, thereafter. Management fees are initially recorded as deferred revenue and revenue is recognized ratably, thereafter, over the period for which services are provided.

The Private Equity Funds partnership agreements provide for a reduction of management fees for certain portfolio company fees earned by the Company. Portfolio company fees are recorded as revenue when earned and are offset, in whole or in part, against future management fees. Such offsets amounted to $977 and $2,583 for the nine months ended September 30, 2005, and 2006, respectively.

The ECP II partnership agreement also provides that placement fees paid by its limited partners are offset against future management fees. Such offsets amounted to $1,865 and $0 for the nine months ended September 30, 2005, and 2006.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

Portfolio Company Fees—Portfolio company fees include monitoring, director and transaction fees associated with services provided to the Portfolio Companies of the Private Equity Funds the Company manages.

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

Gains (Losses) on Investments in the Private Equity Funds—Prior to the IPO, the Company’s Investments in the Private Equity Funds consist of general partnership interest and related commitments in investment partnerships that it manages. Subsequent to the IPO, these investments are accounted for on the fair value method based on the Company’s percentage interest in the underlying partnerships. The Company recognizes revenue on investments in the Private Equity Funds based on its allocable share of realized and unrealized gains (or losses). See Note 7, Investments.

Carried Interest—The Company records incentive fee revenue from the Private Equity Funds when the returns on the Private Equity Funds’ investments exceed certain threshold minimums. These incentive fees (or “Carried Interest”) are computed in accordance with the underlying Private Equity Funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Prior to the IPO, all of the Carried Interest earned from ECP I, ECP II and EVP was included in revenues. For the period subsequent to the IPO, the Company recognizes as revenue, through its equity interest in the general partner of ECP II, its pro rata share of any Carried Interest.

Future investment underperformance of the Private Equity Funds may require amounts of Carried Interest previously distributed to the general partners of the funds to be returned. The Members, in their capacity as members of the general partner of ECP I, have severally but not jointly guaranteed their pro rata share of the ECP I general partner’s obligation (which may arise due to investment underperformance) to refund to outside investors in ECP I amounts of Carried Interest previously distributed to the ECP I general partner. The Members, in their capacity as members of the general partner of ECP II, including the Company for the period after the IPO, have jointly and severally guaranteed their pro rata share of the ECP II general partner’s obligation (which may arise due to investment underperformance) to refund to outside investors in ECP II amounts of Carried Interest previously distributed to the ECP II general partner, however each member’s obligation pursuant to such guarantee is capped at 125% of such member’s pro rata share of such amount.

As required by the ECP I and ECP II partnership agreements, the general partner of each of ECP I and ECP II have established third party escrow accounts and deposited a portion of Carried Interest in such accounts to satisfy any obligation of such general partner, including the obligation to return all or a portion of Carried Interest previously distributed to such general partner due to investment underperformance of the related fund. Prior to the IPO, these escrowed amounts were not included in the Company’s accounts. Subsequent to the IPO, the Company reflects its pro rata share of ECP II Carried Interest held in escrow on its balance sheet.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

Asset Management Fees—Subsequent to the IPO, asset management fees are contractually based and are derived from investment management services provided in originating, recommending and consummating investment opportunities to clients of PCB. PCB receives fixed management fees, success fees and earns a spread when transacting certain securities orders on behalf of clients. These fees are recognized over the relevant contract period, generally quarterly or annually.

Net Interest Revenue—Subsequent to the IPO, Net Interest Revenue is derived from investing customer funds in financing transactions by PCB. These transactions are primarily repurchases and resales of Mexican government securities.

Client Expense Reimbursement—In the conduct of its financial advisory service engagements and in the pursuit of successful Portfolio Company investments for the Private Equity Funds, the Company receives reimbursement for certain transaction-related expenses incurred by the Company on behalf of its clients. Such reimbursements are classified as either Advisory or Investment Management Revenues, as applicable. Transaction-related expenses, which are billable to clients, are recognized as revenue in accordance with EITF 01-14, “Income Statement Characterization of Reimbursement Received for Out of Pocket Expenses Incurred,” and recorded in accounts receivable on the later of a) the date of an executed engagement letter or b) the date the expense is incurred. The Company reported such expense reimbursement as revenue on the Condensed Combined/Consolidated Statements of Income in the amount of $676 and $972 for the three months ended September 30, 2005 and 2006, respectively, and $1,775 and $3,435 for the nine months ended September 30, 2005, and 2006, respectively.

Share-Based Payment—On December 16, 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which is a revision of SFAS No. 123 “Accounting for Stock Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Prior to the IPO, the Company operated as a series of partnerships, limited liability companies and sub-chapter S corporations and did not historically issue stock-based compensation awards. The Company adopted SFAS 123(R) on January 1, 2006 and the impact on the company’s condensed consolidated financial condition and results of operations subsequent to the IPO is discussed in Note 12.

Compensation and Benefits—Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts) and severance but historically excluded any compensatory payments made to Members. After the Company’s IPO, compensatory payments made to Members are included in Compensation. Bonuses are accrued over the service period to which they relate. Benefits includes both Member and employee benefit expense.

Foreign Currency Translation—Subsequent to the IPO, foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment as a component of other comprehensive income in the Condensed Consolidated Statement of Changes in Members’ and Stockholders’ Equity.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities. The Company’s operations were historically organized as a series of partnerships, limited liability companies and sub-chapter S corporations. Accordingly, the Company’s income was not subject to U.S. federal income taxes. Taxes related to income earned by these entities represent obligations of the individual members, partners or shareholders and have not historically been reflected in the accompanying Condensed Combined/Consolidated Financial Statements. Income taxes shown on the Company’s historical Condensed Combined/Consolidated Statements of Income are attributable to the New

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

York City Unincorporated Business Tax and the New York City general corporate tax. After the Company’s IPO, the income from operations attributable to the Company is taxed at the prevailing federal, state and local and foreign income tax rates.

Net Income Per Share—Subsequent to the IPO, the Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic Net Income per Share is computed by dividing income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted Net Income per Share reflects the assumed conversion of all dilutive securities. See Note 11. Prior to the Reorganization, the Company historically operated as a series of related partnerships, limited liability companies and sub-chapter S corporations under the common control of the Founding Members. There was no single capital structure upon which to calculate historical earnings per share information. Accordingly, earnings per share information has not been presented for the Predecessor Company.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are included in Accumulated Other Comprehensive Income as a separate component of Members’ Equity but are excluded from net income. The Company’s other comprehensive income is comprised of unrealized gains on Available-for-Sale Securities and foreign currency translation.

Net Income—As a result of the Company operating as a series of partnerships, limited liability companies and sub-chapter S corporations, payment for services rendered by the Members has historically been accounted for as a distribution from Members’ capital rather than as compensation and benefits expense. As a result, the Company’s operating income historically has not reflected payments for services rendered by its Members. These compensatory payments that occur after the Company’s IPO are included in Compensation and Benefits on the Statement of Income.

The Members have historically received periodic distributions of operating proceeds which are reported in the Statements of Changes in Members’ Equity as distributions. The amount of cash distributions received by the Members was $107,214 for the nine months ended September 30, 2006.

Note 3—Recently Issued Accounting Pronouncements

FIN 47—In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies guidance provided in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The term, asset retirement obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company’s condensed combined/consolidated financial condition or results of operations.

SFAS 154—In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

The adoption of SFAS 154 did not have a material effect on the Company’s condensed combined/consolidated financial condition or results of operations.

SFAS 155—In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 155, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of the Company.

SFAS 156—In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 156, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of the Company.

FIN 48—In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. The Company is currently assessing the impact of adopting FIN 48 on the financial condition, results of operations, and cash flows of the Company.

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

SFAS 158—In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective in fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting SFAS 158 on the financial condition, results of operations, and cash flows of the Company.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

SAB 108—In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company is currently assessing the impact of adopting SAB 108 on the financial condition, results of operations, and cash flows of the Company.

Note 4—Business Changes and Developments

Business Combination with Protego—The Company combined its business with that of Protego and its subsidiaries and Protego SI, a leading investment banking boutique in Mexico. The Protego combination happened prior to but in conjunction with the Formation Transaction and the closing of the IPO on August 16, 2006. Protego approaches its advisory business in much the same way as Evercore, by building long-standing relationships and acting as a trusted advisor to company management, free from the conflicts that larger institutions may encounter. Pursuant to the executed contribution and sales agreement, which is referred to collectively as the “Protego Combination:,”

•	Evercore LP acquired all of Protego and its subsidiaries (including a 70% interest in PCB, Protego’s asset management subsidiary) and Protego SI in exchange for $7.0 million aggregate principal amount of non-interest bearing notes; and

•	The Protego Directors became Senior Managing Directors of the Predecessor Company and subscribed, collectively with certain companies they control, certain trusts benefiting their families and a trust benefiting certain Directors and employees of Protego, for 1,760,550 vested and 351,434 unvested partnership units of Evercore LP.

Of the $7.0 million in notes issued in consideration for the Protego Combination, $6.05 million was paid in cash and $0.95 million was issued in shares of Class A common stock valued at the IPO price of $21.00 per share. The Company issued 45,238 shares of Class A common stock upon the repayment of such notes. In addition, Protego distributed to its Directors cash and, to the extent cash was not available, notes or interest in certain accounts receivable, so as to distribute to its Directors all earnings for the period from January 1, 2005 through the closing date of August 9, 2006.

For U.S. GAAP and financial statement purposes, the Company accounted for the vested partnership units of Evercore LP issued in the Protego Combination as a component of the estimated purchase price pursuant to SFAS No. 141 “Business Combinations.” The estimated value of the vested Evercore LP partnership units was determined by management. The estimated value of the vested Evercore LP partnership units was determined by estimating the total value of the Company, post Formation Transaction, including Protego, as of the date of the contribution and sale agreement. The total value of these entities was then multiplied by the percentage ownership implied by the vested Evercore LP partnership units issued in connection with the Protego Combination.

For U.S. GAAP and financial purposes, the Company accounted for the unvested partnership units issued in the Protego Combination as future compensation expense and not as part of the purchase consideration. In accordance with SFAS No. 123(R), the unvested partnership units of Evercore LP will be charged to expense at the time a vesting event occurs or, if earlier, at the time a vesting event becomes probable. The expense will be based on the grant date fair value of the partnership units of Evercore LP, which will be the IPO price of the Class A common stock into which these partnership units are exchangeable.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

The results of operations for Protego subsequent to the IPO are reflected in the September 30, 2006 Condensed Consolidated Financial Statements of Evercore Partners Inc.

If the Protego Combination was effective as of January 1, 2005, the additional impact on the operating results of the Company would have been:

	3 Months Ended September 30, 2006	9 Months Ended September 30, 2006	3 Months Ended September 30, 2005	9 Months Ended September 30, 2005
Net Revenues	$1,668	$9,183	$3,908	$15,452
Operating Income	(890)	(2,157)	536	1,446
Net Income	(390)	(2,173)	202	74
Net Income Per Share	$(0.08)	$(0.45)	$0.04	$0.02

Supplemental pro forma disclosure and the nature of any material, nonrecurring items of the Protego Combination is included elsewhere within this Form 10-Q as part of Item 1A Pro Forma Financial Information.

Pursuant to the executed contribution and sales agreement, the final purchase price of the combination had been allocated to the assets acquired and liabilities assumed using the fair values as of the acquisition date. The computation of the purchase price to net assets of Protego—based on their respective fair values as of August 9, 2006—and resulting goodwill are presented below.

	August 9, 2006
Purchase Interest
Non-Interest-Bearing Evercore LP Notes	$7,000
Evercore LP Partnership Units	27,510
Acquisition Costs	3,420

Total Purchase Price		$37,930

Fair Value of Assets Acquired and Liabilities Assumed
Cash	$3,972
Accounts Receivable	6,582
Financial Instruments Owned and Pledged as Collateral	198,511
Securities Purchased Under Agreement to Resell	207,596
Investments	1,670
Fixed Assets	990
Intangible Assets	3,480
Other Assets	483
Current Liabilities	(2,756)
Securities Sold Under Agreements to Repurchase	(406,150)
Dividend Payable	(6,375)
Minority Interest	(1,059)

Identifiable Net Assets		$6,944

Goodwill Resulting From the Business Combination		$30,986

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

The Intangible Assets were valued at the date of acquisition at their fair value, as determined by management. The assets will be amortized over their useful lives, ranging from 0.5 years to 5 years.

Acquisition of Braveheart Financial Services Limited—On July 31, 2006, the Company entered into a sale and purchase agreement to acquire Braveheart Financial Services Limited (“Braveheart”), a private company limited by shares incorporated in England, which provides for a business referral arrangement. Braveheart was organized to provide corporate finance and private equity advisory services, subject to its receipt of applicable regulatory approvals. In exchange for 100% of the outstanding share capital of Braveheart, the Company would pay, subject to the terms and conditions of the sale and purchase agreement, initial consideration, deferred consideration and earn-out consideration, each of which is subject to reduction in the event that the value of Braveheart on the date of the sale and purchase agreement declines prior to the date on which such consideration is payable. The initial consideration will be comprised of 1,181,213 shares of Evercore Partners Inc. Class A common stock. The deferred consideration, payable not later than the seventh anniversary of the closing, will be comprised of additional shares of Class A common stock of not less than 50% and not more than 100% of the number of shares of Class A common stock issued as initial consideration, which percentage shall be determined by the Company based on the success of Braveheart’s business over the period from the consummation of the acquisition to the date of issuance of these shares. The Braveheart shareholders are also eligible to receive earn-out consideration based on gross revenues generated by the financial advisory business carried on by the Company and Braveheart in Europe. The maximum aggregate amount of earn-out consideration issuable to the Braveheart shareholders, collectively, is $3,000. Any earn-out consideration payable to the Braveheart shareholders will be paid in the form of loan notes due 2010 which bear interest at LIBOR plus 1% per annum and which are redeemable by the holder at any time after the date which is six months after the date of issuance. The closing of the Braveheart acquisition is subject to a number of conditions, including the recent IPO of the Company, the absence of any breach of law and the receipt of the approval of the change of control of Braveheart from the United Kingdom Financial Services Authority. The closing of the Braveheart acquisition is expected to occur no later than the first half of 2007. As stated as part of Item 1, Note 5—Related Parties, on July 20, 2006 EGL, paid Braveheart a retainer fee in the amount of $933, pursuant to the Co-Operation Agreement. See Note 5—Related Parties.

Note 5—Related Parties

The Company remits payment for expenses on behalf of the Private Equity Funds and is reimbursed accordingly. During the nine months ended September 30, 2005 and 2006, the Company disbursed $462, and $830, respectively, on behalf of these entities. Included in Receivable from Uncombined Affiliates on the Statements of Financial Condition as of December 31, 2005 and September 30, 2006 are accrued and unpaid management fees, reimbursable expenses relating to the Private Equity Funds and investment advances made to an affiliate in the amounts of $1,255 and $1,688, respectively. Payables to Uncombined Affiliates amounted to $440 and $0 as of December 31, 2005 and September 30, 2006, respectively. These payables represent obligations of the general partner pursuant to the respective partnership agreements of the Private Equity Funds and are payable to the Private Equity Funds.

Included in Receivable from Members and Employees on the Condensed Combined/Consolidated Statements of Financial Condition are loans to employees and former employees of the Company. These loans are collateralized by employees, or former employees respective investments in the Private Equity Funds, are carried at face value and bear interest at the prime rate. The amount of such loans outstanding as of December 31,

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

2005 and September 30, 2006 were $83 and $56, respectively. Interest on these loans was $(1) and $1, for the quarters ended September 30, 2005, and 2006, respectively, and $1 and $4 for the nine months ended September 30, 2005 and 2006. This interest revenue is included in Interest Income and Other Revenue on the Condensed Combined/Consolidated Statements of Income. Advances in the amount of $61 made to individuals who had accepted employment offers with the Company, are also included in Receivable from Members and Employees on the Condensed Combined Statement of Financial Condition as of December 31, 2005.

Also, included in Receivable from Members and Employees are advances made by the Company on behalf of such individuals in connection with their general partner obligation to the Private Equity Funds. These advances are non-interest bearing and the amounts outstanding as of December 31, 2005 and September 30, 2006 were $1,540 and $0, respectively. Payable to Members and Employees for Private Equity distributions amounted to $659 and $0 as of December 31, 2005 and September 30, 2006.

Amounts due in connection with personal expenses paid by the Company on behalf of Members and employees totaled $51 and $22 as of December 31, 2005 and September 30, 2006, respectively, and are included in Receivable from Members and Employees. These receivables are non-interest bearing and are repaid to the Company on a periodic basis.

The general partner investment interests of one of the Members and the general partner and Founder interests of one of the Founding Members serve to collateralize their personal loans with a third party financial institution.

Included in Payable to Members and Employees, is $1.9 million related to the assignment of certain accounts receivable that Protego has recorded as payable to shareholders of Protego as a part of Protego’s distribution of pre-combination profits.

Effective October 28, 2005, EGH acquired (indirectly through a wholly owned subsidiary) the right to invest in EAM, an entity engaged primarily in the asset management business. The Company’s investment in EAM is accounted for under the equity method. Although EAM is considered a variable interest entity, the Company is not the primary beneficiary, and thus, not required to consolidate EAM.

Co-Operation Agreement with Braveheart Financial Services Limited—On April 19, 2006, EGL entered into a Co-Operation Agreement with Braveheart. The arrangement under the Co-Operation Agreement is intended to generate incremental fee income for each of Evercore and Braveheart through mutual business referrals for financial advisory work and the sourcing and execution of private equity fundraising and investment opportunities. Pursuant to the Co-Operation Agreement, Braveheart will refer matters in North America to Evercore and Evercore will refer matters in Europe, the Middle East or Africa to Braveheart. Each of the parties is obligated to pay fees to the other party for services provided under the Co-Operation Agreement. On July 20, 2006, EGL paid Braveheart a retainer fee in the amount of $933. The Co-Operation Agreement may be terminated by either party at any time on or after December 31, 2007, and will terminate upon consummation of the Company’s pending acquisition of Braveheart.

Note 6—Deferred Offering and Acquisition Costs

The Company completed an IPO of its Class A Common Stock on August 16, 2006. The Company consummated a number of internal reorganization transactions to transition the Company to a corporate structure form. Costs directly attributable to the Company’s IPO were deferred and capitalized. These costs were charged against the proceeds of the IPO once completed.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company also executed a definitive agreement to acquire all the outstanding capital stock of Protego Asesores S.A. de C.V, a foreign investment bank based in Mexico, in exchange for both cash and equity consideration. The transaction was consummated prior to but in conjunction with the IPO referred to above. The direct costs incurred in connection with the acquisition have been deferred and capitalized, and these costs have been allocated to the purchase price.

The Company entered into a sale and purchase agreement to acquire Braveheart, an investment banking firm based in the United Kingdom. In exchange for all of the outstanding share capital of Braveheart, the Company will pay cash and equity consideration. The direct costs incurred in connection with the acquisition have been deferred and capitalized, and these costs will be allocated to the purchase price upon the completion of the acquisition. Costs related to an unsuccessful acquisition will be charged to operations at the termination date.

As of December 31, 2005 and September 30, 2006, respectively, $5,138 and $1,639 of costs incurred in connection with the IPO and the acquisitions, described above, were capitalized and are shown on the Condensed Combined/Consolidated Statements of Financial Condition in Deferred Offering and Acquisition Costs. The costs remaining as of September 30, 2006 were specifically related to the Braveheart acquisition (as described in Note 4).

Note 7—Investments

    Investments

The fair value of the Company’s investments reported in the Condensed Combined/Consolidated Statements of Financial Condition are as follows:

	December 31, 2005	September 30, 2006
Investment in ECP I	$3,717	$—
Investment in ECP II	11,997	10,831
Investment in EVP	625	—
Investments in Discovery Fund	—	1,813

Total Private Equity Funds	16,339	12,644
Investments Available-for-Sale	416	—
Investments Equity Method	—	627

Total Investments	$16,755	$13,271

Investments in the Private Equity Funds—Investments in the Private Equity Funds primarily include the general partner and Founders’ entities investments in the Private Equity Funds prior to the IPO. Subsequent to the IPO, the investments primarily include investments in ECP II and the Discovery Fund.

As of December 31, 2005, the Company’s investment in ECP I represented 3.8%, of the Private Equity Funds’ capital. The Company’s investments in ECP II and EVP were less than 5.0% of the Private Equity Funds’ capital as of December 31, 2005.

Net realized and unrealized gains and losses on Private Equity Fund investments, including Carried Interest and gains and losses on investments, were $0 for the period from July 1, 2006 through August 9, 2006, $4,935

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

for the period from January 1, 2006 through August 9, 2006, $2,616 for the period August 10 through September 30, 2006, and were $4,317, and $1,761 for the three and nine months ended September 30, 2005, respectively, and are included on the Condensed Combined/Consolidated Statements of Income in Investment Management Revenue.

See Note 13, Commitments and Contingencies, for commitments of future capital contributions to the Private Equity Funds.

Investments in Available-For-Sale Securities—Investments in Available-for-Sale securities reflects the Company’s investment in options for the purchase of additional shares of common stock of a former Portfolio Company. The options were received at various dates, in lieu of cash payment for services rendered. Using the Black-Scholes Option Pricing Model, the options as of December 31, 2005 were valued at $416. The options were transferred to an uncombined affiliate prior to the Company’s IPO pursuant to the Company’s reorganization.

Investment, Equity Method—On January 5, 2006, the Company invested $1,137 in EAM. The Company holds a 41.7% interest in EAM. For the three and nine months ended September 30, 2006, the investment resulted in an unrealized loss of $211 and $510, respectively, and is included on the Condensed Combined/Consolidated Statements of Income in Investment Management Revenue.

Trading Securities—During the nine months ended September 30, 2006, the Company invested $4,000 in an investment portfolio managed by EAM, of which $266 remains in cash. The Company invested an additional $1,000 in a separate fund, also managed by EAM. These investments managed by EAM are reflected as Securities on the Condensed Combined/Consolidated Statement of Financial Condition. For the three and nine months ended September 30, 2006, the investments resulted in net unrealized gain of $111 and net unrealized loss of $49, and are included on the Condensed Combined/Consolidated Statements of Income in Investment Management Revenue.

Financial Instruments Owned and Pledged as Collateral—The Successor Company’s financial instruments owned, which consist principally of foreign government obligations, are recorded on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Condensed Combined/Consolidated Statements of Income. The Successor Company pledges financial instruments owned to collateralize certain financing agreements and permits the counterparty to pledge the securities. At September 30, 2006, the Company had $275.5 million included on the Condensed Combined/Consolidated Statement of Financial Condition as Financial Instruments Owned and Pledged as Collateral.

Note 8—Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net, consisted of the following:

	December 31, 2005	September 30, 2006
Furniture and Office Equipment	$1,138	$1,790
Leasehold Improvements	878	2,269
Computer and Computer-related Equipment	1,093	1,953
Capitalized Leases	729	729
Software	406	1,402

Total	4,244	8,143
Less: Accumulated Depreciation and Amortization	(1,981)	(4,057)

Furniture, Equipment and Leasehold Improvements, Net	$2,263	$4,086

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

Depreciation and amortization expense totaled $121 for the period of July 1, 2006 through August 9, 2006, $1,093 for the period of August 10, 2006 through September 30, 2006, $666 for the period January 1, 2006 through August 9, 2006, and $186 and $508 for the three and nine months ended September 30, 2005, respectively.

Purchases of furniture, equipment and leasehold improvements totaled $262, and $632, for the three months ended September 30, 2005 and 2006, respectively, and totaled $598, and $1,814, for the nine months ended September 30, 2005 and 2006, respectively.

Note 9—Employee Benefit Plans

Defined Contribution Retirement Plan—The Company, through a subsidiary, provides certain retirement benefits to employees through a qualified retirement plan. The Evercore Partners Services East L.L.C. Retirement Plan (the “Plan”) is a discretionary profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. The Plan was formed on February 1, 1996 and amended February 1, 1999, February 1, 2000, February 1, 2001, January 1, 2002 and June 1, 2002. The plan year ends on January 31 of each year. The Company, at its sole discretion, determines the amount, if any, of profit to be contributed to the Plan.

The retirement and profit sharing plan costs for the nine months ended September 30, 2005 and 2006 totaled $20 and $303, respectively. Plan administration expenses incurred related to the retirement and profit sharing plans totaled $29 and $15 for the three months ended September 30, 2005 and 2006, respectively, and totaled $52 and $65 for the nine months ended September 30, 2005, and 2006, respectively.

Note 10—Line of Credit

On December 30, 2005, the Company executed a $30,000 Credit Agreement with a syndicated group of lenders that matures on the earlier of the consummation of the IPO or December 30, 2006 (the “Line of Credit”). The Line of Credit is a 364-day revolving facility that bears interest at a rate of either (i) Libor plus 200 basis points (the “Eurodollar Loan”) or (ii) the greater of (a) the Prime Rate or (b) Federal Funds Effective Rate plus 100 basis points (the “Base Rate Loan”) for any amount drawn. The Company may elect either the Eurodollar Loan or the Base Rate Loan and either election includes a commitment fee of  1/2 of 1% per annum for any unused portion. The Company is required to maintain liquid assets as a percentage of any amounts drawn on the facility based on the following schedule: From March 30, 2006 through June 30, 2006: 30%; From July 1, 2006 through September 30, 2006: 50% and; From October 1, 2006 through the termination date: 75%. The Members have also pledged their beneficial interests in the Company as collateral for the Line of Credit. The Company maintained compliance with all covenants under the Credit Agreement.

The Line of Credit was used for additional working capital purposes including, but not limited to, funding of the Company’s ongoing investment programs. Costs incurred in connection with obtaining this credit facility totaled $607, and such costs are included in Debt Issuance Costs on the Condensed Combined/Consolidated Statements of Financial Condition. The costs are being amortized over the expected life of the draw down. The Company amortized all of these costs for the nine months ended September 30, 2006, which is reflected in depreciation and amortization on the Condensed Combined/Consolidated Statement of Cash Flows.

On January 12, 2006, the Company drew down $25,000 on the Line of Credit for additional working capital purposes at an interest rate of 6.6%. On June 22, 2006, the Company drew down an additional $5,000 at an

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

effective interest rate of 7.48%. For the period July 1, 2006 through August 9, 2006, and the period of January 1, 2006 through August 9, 2006, the Company incurred $0 and $10 for the commitment fee expense, respectively, and $297 and $1,094 for the interest expense, respectively.

The Line of Credit was terminated on August 16, 2006 and repaid in full, subsequent to the IPO.

Note 11—Net Income Per Share

The Company’s net income and weighted average shares outstanding for the three month and nine month periods ended September 30, 2006 consists of the following:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net income	$298	$298
Net income available for Class A common stockholders	$298	$298

Weighted Average Shares Outstanding:
Basic	4,795	4,795
Diluted	4,795	4,795

Net income per share information is not applicable for reporting periods prior to August 10, 2006, the date of the closing of the equity public offering. The calculations of basic and diluted net income per share amounts for the three month and nine month periods ended September 30, 2006 are described and presented below.

Basic Net Income Per Share

Numerator—(i) utilizes net income available for Class A common stockholders for the three and nine month periods ended September 30, 2006.

Denominator—(i) utilizes the weighted average shares of Class A common stock, including vested restricted stock units, for the three and nine month periods ended September 30, 2006 including 207,116 restricted stock units that have vested and whose issuance is no longer contingent.

Diluted Net Income Per Share

Numerator—utilizes net income available for Class A common stockholders for the three and nine month periods ended September 30, 2006 as in the basic net income per share calculation described above.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

Denominator—utilizes the weighted average number of shares of Class A common stock, including vested restricted stock units, for the three and nine month periods ended September 30, 2006 as in the basic net income per share calculation described above.

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income available for Class A common stockholders	$298		$298

Denominator:
Weighted average number of shares of Class A common stock outstanding	4,795		4,795

Basic net income per share of Class A common stock	$0.06		$0.06

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income available for Class A common stockholders	$298		$298
Add (deduct)—dilutive effect of:

Amounts applicable to Evercore LP’s share of Evercore Partners net income	0	(a)	0	(a)
Additional corporate tax	0	(a)	0	(a)

Diluted net income available for Class A common stockholders	$298		$298

Denominator:
Basic weighted average number of shares of Class A common stock	4,795		4,795
Add—dilutive effect of:

Shares issuable relating to Evercore LP exchangeable interests	0	(a)	0	(a)

Weighted average number of shares of Class A common stock outstanding	4,795		4,795

Diluted net income per share of Class A common stock	$0.06		$0.06

(a)	During the three and nine month periods ended September 30, 2006, the Evercore LP exchangeable interests (which, as of September 30, 2006, represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their conversion into shares of Class A common stock has been excluded from the calculation of diluted net income per share of Class A common stock. These interests included 13,433,265 vested Evercore LP partnership units.

Note 12—Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R). SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

We granted 2,286,055 restricted stock units (“RSU”) to our non-Senior Managing Director employees at the time of the IPO.  207,116 of the restricted stock units are fully vested and, as a result, we recorded compensation expense at the time of the IPO equal to the value of these fully vested RSU. The remaining 2,078,939 of these RSU will vest only if certain conditions, described below, occur.

Compensation expense was recognized based on the fair value of RSU as determined on the date of grant and is being expensed when certain vesting events occur. In addition to the grant of 207,116 vested RSU granted at the consummation of the IPO, approximately 45% of RSU granted will vest if and when our Founding Members and the chairman of Protego, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected. The remaining unvested RSU grant will vest upon the earliest to occur of the following events:

•	when the Founding Members and chairman of Protego, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 50% of the aggregate Evercore LP partnership units owned by them at the time of the Reorganization;

•	a change of control of the Company; or

•	two of the Founding Members and the chairman of Protego are not employed by, or do not serve as a director of, Evercore Partners Inc. or one of its affiliates within a 10-year period following the IPO.

In addition, 100% of the unvested RSU held by an employee will vest if such employee dies or becomes disabled while in our employ. Our Equity Committee, which is comprised of the Founding Members and the chairman of Protego, may also accelerate vesting of unvested RSU at any time. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested partnership units or RSU will be achieved or satisfied.

The Company recorded stock compensation expense of approximately $4.3 million during the nine months ended September 30, 2006 related to the grant of 207,116 vested RSU granted to employees at the date of the IPO and valued at the IPO price of $21.00 per share. Stock compensation expense is included in Compensation and Benefits in the Condensed Consolidated Statement of Income.

Each outside director received a one-time award of RSU with a value of $50 upon their initial appointment to the Board. These RSU will vest over two years.

There were no other grants, forfeitures or conversions of stock-based awards during the three and nine months ended September 30, 2006.

Note 13—Commitments and Contingencies

Operating Leases—The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2013.

Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Condensed Combined/Consolidated Statements of Income for the period of July 1, 2006 through August 9, 2006 includes $361, for the period January 1, 2006 through August 9, 2006 includes $1,747, for the period August 10, 2006 through

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

September 30, 2006 includes $525, for the three and nine months ended September 30, 2005, includes $513 and $1,536, respectively, of rental expense relating to operating leases. As of September 30, 2006, the Company maintains, as part of the leases for office space in New York, irrevocable standby letters of credit as security in the amount of $1,446. With respect to such letters of credit, $627 expires in 2007 and $819 expires each December 31, resetting annually through 2012. The Company maintained compensating balances of $1,519 as of December 31, 2005 and September 30, 2006. No amounts have been drawn down under the respective letters of credit.

The Company has agreed to sublease an additional 124,000 square feet of office space at the Company’s principal executive offices at 55 East 52nd Street, New York, New York. The rental payment obligations under the sublease are as follows: $9.5 million per year for years one through five of the sublease term; $10.2 million per year for years six through ten of the sublease term; $10.8 million per year for years 11 through 15 of the sublease term; and $11.4 million per year for year 16 through the expiration of the sublease term. Evercore intends to sublease a portion of this additional space The Company’s current annual lease expense is $3.2 million. In connection with the execution of the sublease, the Company delivered a security deposit in the form of an unsecured letter of credit in the amount of $4.8 million. If the Company does not meet certain covenants of the unsecured letter of credit agreement, the Company may be required to secure the letter of credit. The Company intends to take possession of this additional space between February 1, 2007 and April 30, 2007. The term of the sublease expires on April 29, 2023.

As of September 30, 2006, the approximate aggregate minimum future payments required on the operating leases are as follows:

2006	$948
2007	12,258
2008	11,766
2009	11,863
2010	11,754
Thereafter	134,193

Total	$182,782

Capital Leases—The Company has entered into various capital leases for office equipment. As of September 30, 2006, the leases had an aggregate outstanding balance of $279 with $160 classified as current. Interest expense on capital leases for the three months ended September 30, 2005, and 2006 was $7 and $5, respectively. Interest expense on capital leases for the nine months ended September 30, 2005, and 2006 was $22 and $16, respectively.

The Company’s net investment in these leases, which is included in Furniture, Equipment and Leasehold Improvements, net, as of December 31, 2005 and September 30, 2006, was $393 and $257, respectively.

	December 31, 2005	September 30, 2006
Capitalized Office Equipment Leases	$729	$729
Accumulated Depreciation	(336)	(472)

Net Investment	$393	$257

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

As of September 30, 2006, the approximate aggregate minimum future payments required on the capital leases are as follows:

2006	$51
2007	146
2008	95
2009	2
2010	—

Total Future Minimum Lease Payments	294
Less Interest Discount	(15)

Total Present Value of Future Minimum Lease Payments	279
Less Current Portion	(160)

Long-term Portion	$119

Braveheart Operating Lease—Braveheart entered into an agreement to sub-lease office space, which, subject to the reasonable consent of the property owner, will allow Braveheart to sub-lease approximately 5,100 square feet of office space for its principal executive office at 10 Hill Street in London, United Kingdom. The sub-lease will expire on September 26, 2011. Annual rental payments under the sub-lease are £0.3 million per annum, exclusive of taxes, payable quarterly in advance. Braveheart is also responsible for 79.89% of the costs of maintaining and repairing the property, utilities and insurance costs, the aggregate of which is capped at an annual amount of £0.1 million, with subsequent year increases in such cap limited by changes in the United Kingdom retail price index. Evercore LP is acting as a guarantor of Braveheart’s obligations under the sub-lease, and at any time prior to the closing of the Braveheart acquisition, the Company may cause Braveheart to assign or sublease the property to an affiliate, subject to the landlord’s reasonable consent.

Other Commitments—At September 30, 2006, the Company has commitments for capital contributions of $3,945 to the Private Equity Funds. These commitments primarily will be funded as required through the end of each Private Equity Funds’ investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

Legal—In the past, the Company or its present personnel have been named as a defendant in civil litigation matters involving present or former clients.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

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

In addition, on August 15, 2006, the Trustee also filed a complaint against Evercore Restructuring and Jefferies & Company, Inc., financial advisor to certain of High Voltage’s creditors in the first bankruptcy, asserting claims against Evercore Restructuring for gross negligence and breach of fiduciary duty, based on the same underlying allegations included in the bankruptcy court motion. On September 15, 2006, High Voltage filed an amended complaint adding Fried, Frank, Harris, Shriver and Jacobson LLP, High Voltage’s counsel in the first bankruptcy, as an additional defendant. We moved for judgment on the pleadings on a variety of affirmative defenses and other grounds, including failure to allege facts constituting gross negligence or breach of fiduciary duty, releases of Evercore Restructuring approved in the order confirming High Voltage’s plan of reorganization, and acknowledgements by High Voltage in Evercore Restructuring’s engagement letter, which was disclosed to the bankruptcy court prior to its approval of the retention of Evercore Restructuring, that Evercore Restructuring was not a fiduciary and would rely on management’s representations when rendering its advisory services. The motion has been set for hearing in January 2007. Evercore believes the litigations against it are meritless and its defenses are substantial.

General

In addition to the proceedings set forth above, from time to time the Company may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses, and U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States and Mexican Financial Authorities, conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. When those circumstances arise, management will make what it believes are adequate provisions in the financial statements for any expected liabilities which may result. Nevertheless, such proceedings are subject to inherent uncertainties and unfavorable events could occur. If unfavorable events were to occur, there exists the possibility of a material adverse impact to the Company’s operating results, financial position or liquidity as of and for the period in which such events occur.

Note 14—Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital at December 31, 2005 and September 30, 2006 was $6,773 and $5,968, respectively, which exceeded the minimum net capital requirement by $6,609 and $5,951, respectively. PCB is subject to the equity requirements of Mexican CNBV. The CNBV required PCB to maintain minimum equity of $2,930 at September 30, 2006 which exceeded the minimum by $551.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 15—Income Taxes

Prior to August 10, 2006, the Company had not been subject to U.S. Federal income tax, but had been subject to the New York City Unincorporated Business tax and New York City general corporate tax on its U.S. earnings, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducts business. As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company’s income will be subject to US federal income taxes and taxed at the prevailing corporate tax rates.

Taxes payable as of December 31, 2005 and September 30, 2006 in the amount of $1,711 and $2,460, respectively, include a reserve for taxes payable in the amount of $964 and $831, respectively, for any future tax liability related to these periods.

The components of the provision for income taxes reflected on the Condensed Combined/Consolidated Statements of Income for the three months and nine months ended September 30, 2005, and 2006 consist of:

	Combined For the Three Months Ended September 30, 2005	Combined	Consolidated	Combined For the Nine Months Ended September 30, 2005	Combined	Consolidated
		For the Period			For the Period
		July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006		January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006
	PREDECESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
Current:
Federal Income Tax	$—	$—	$157	$—	$—	$157
Foreign Taxes	—	—	7	—	—	7
State and Local Tax Expense	776	484	133	1,823	2,368	133

Provision for Taxes	$776	$484	$297	$1,823	$2,368	$297

For the period August 10, 2006 through September 30, 2006, an effective tax rate of 45.3% was used to compute the tax provision of $297 on the portion of the Company’s income subject to US federal income taxes. For the periods July 1, 2006 through August 9, 2006 and January 1, 2006 through August 9, 2006, taxes related to New York City UBT and general corporation tax expense for Evercore LP totaled $484 and $2,368, respectively.

The effective tax rates for the three and nine months ended September 30, 2006 were 4.38% and 3.79% respectively, compared to 2.80% and 4.36% for the corresponding periods in 2005.

Note 16—Concentrations of Credit Risk

Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, foreign government obligations and receivables from clients. The Company has placed its cash and cash equivalents in interest-bearing deposits in U.S. banks, U.S. investment banks and U.S. branches of Cayman banks that meet certain rating and capital requirements. Concentrations of credit risk are limited due to the quality of the Company’s clients.

Revenues: For the three months ended September 30, 2006, three separate clients each individually accounted for 54.0%, 8.3% and 5.5%, respectively, of the Company’s consolidated revenues. For the nine months ended September 30, 2006, three separate clients each individually accounted for 17.9%, 9.2% and 6.1%, respectively, of the Company’s consolidated revenues.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

Accounts Receivable: As of September 30, 2006, three separate clients each individually accounted for 18.7%, 8.9% and 8.5%, respectively of the Company’s consolidated Accounts Receivable balance.

Note 17—Segment Operating Results

Business Segments—The Company’s business results are categorized into the following two segments: Advisory and Investment Management. Advisory includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, and similar corporate finance matters. Investment Management includes the management of outside capital invested in the Private Equity Funds, the management of outside capital by PCB, the Company’s principal investments in the Private Equity Funds and the Company’s share of the results of EAM and related investments.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2 above.

The Company’s segment information for the nine months ended September 30, 2005 and 2006 is prepared using the following methodology:

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

Corporate-level activity represents operating expenses not specifically attributable to a segment. These expenses primarily include professional fees relating to the preparation of the Company’s historical financial statements that were not directly attributable to the IPO, costs associated with our Line of Credit and costs of operating as a public entity.

Management believes that the following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, operating income, and total assets.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

		Combined For the Three Months Ended September 30, 2005	Combined	Consolidated	Combined For the Nine Months Ended September 30, 2005	Combined	Consolidated
			For the Period			For the Period
			July 1, 2006 through August 9, 2006	August 10, 2006 though September 30, 2006		January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006
		PREDECESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
Advisory	Net Revenues (1)	$39,432	$23,748	$12,861	$70,002	$96,582	$12,861
	Operating Expenses (2)	13,555	6,694	13,790	29,458	29,812	13,790

	Segment Operating Income	$25,877	$17,054	$(929)	$40,544	$66,770	$(929)

	Identifiable Segment Assets	$38,122	$84,926	$107,807	$38,122	$84,926	$117,807

Investment Management	Net Revenues (1)	$7,007	$761	$4,365	$13,145	$17,043	$4,365
	Operating Expenses (2)	3,249	1,597	935	8,425	10,810	935

	Segment Operating Income	$3,758	$(836)	$3,430	$4,720	$6,233	$3,430

	Identifiable Segment Assets	$22,474	$420,703	$367,537	$22,474	$420,703	$367,537

Corporate	Operating Expenses	$1,947	$377	$489	$3,468	$4,678	$489

Total	Net Revenues (1)	$46,439	$24,509	$17,226	$83,147	$113,625	$17,226
	Operating Expenses (2)	18,751	8,668	15,214	41,351	45,300	15,214

	Segment Operating Income	$27,688	$15,841	$2,012	$41,796	$68,325	$2,012

	Identifiable Segment Assets	$60,596	$505,629	$485,344	$60,596	$505,629	$485,344

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Interest Income and Other Revenue, and Interest Expense as set forth in the table below:

	Combined For the Three Months Ended September 30, 2005	Combined	Consolidated	Combined For the Nine Months Ended September 30, 2005	Combined	Consolidated
		For the Period			For the Period
		July 1, 2006 through August 9, 2006	August 10, 2006 though September 30, 2006		January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006
	PREDECESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
Advisory	$50	$196	$287	$107	$460	$287
Investment Management	10	147	3,532	28	183	3,532

Total Interest and Other Revenue	$60	$343	$3,819	$135	$643	$3,819

Less Investment Management Interest Expense	—	—	3,319	—	—	3,319

Net Revenues	$60	$343	$500	$135	$643	$500

(2)	Operating expenses include Depreciation and Amortization as set forth in the table below:

	Combined For the Three Months Ended September 30, 2005	Combined	Consolidated	Combined For the Nine Months Ended September 30, 2005	Combined	Consolidated
		For the Period			For the Period
		July 1, 2006 through August 9, 2006	August 10, 2006 though September 30, 2006		January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006
	PREDECESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
Advisory	$146	$100	$998	$402	$550	$998
Investment Management	40	21	95	106	116	95

Total Depreciation and Amortization	$186	$121	$1,093	$508	$666	$1,093

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2006

(dollars in thousands, except per share amounts, unless otherwise noted)

Geographic Information—The Company manages its business based on the profitability of the enterprise as a whole. The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	Combined For the Three Months Ended September 30, 2005	Combined	Consolidated	Combined For the Nine Months Ended September 30, 2005	Combined	Consolidated
		For the Period			For the Period
		July 1, 2006 through August 9, 2006	August 10, 2006 though September 30, 2006		January 1, 2006 through August 9, 2006	August 10, 2006 though September 30, 2006
	PREDECESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
Net Revenues: (1)
United States	$44,582	$23,813	$15,049	$83,072	$93,234	$15,049
Netherlands	12	—	—	12	10,000	—
Switzerland	—	67	2	—	5,192	2
United Kingdom	—	287	13	—	3,044	13
Cayman Islands	1,353	—	—	(1,264)	1,433	—
Mexico	331	0	1,639	942	0	1,639
Other—Foreign	101	(1)	23	250	79	23

Total	$46,379	$24,166	$16,726	$83,012	$112,982	$16,726

(1)	Excludes interest from bank deposits and other income.

Item 1A.	Pro Forma Financial Information (Unaudited)

Page
Unaudited Condensed Consolidated Pro Forma Statements of Income for the Three Month and the Nine Month Periods Ended September 30, 2006	37
Unaudited Condensed Consolidated Pro Forma Statements of Income for the Three Month and the Nine Month Periods Ended September 30, 2005	39

As described below and elsewhere in this quarterly report on Form 10-Q, the historical results of operations for periods prior to August 10, 2006, the date of the Reorganization, are not comparable to results of operations for subsequent periods. Accordingly, management believes that investors would find the inclusion of pro forma financial information useful to compare the results of the Company prior and subsequent to the IPO. This pro forma financial information is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures determined in accordance with GAAP.

The following unaudited condensed consolidated pro forma statements of income for the three month and the nine month periods ended September 30, 2005 and 2006 present the consolidated results of operations of Evercore Partners assuming that the Reorganization had been completed as of January 1 of each year. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the reorganization transactions on the historical financial information of Evercore. The adjustments are described in the notes to the unaudited condensed consolidated pro forma statements of income. The Evercore LP pro forma adjustments principally give effect to the following items:

•	the Formation Transaction described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization,” including the elimination of the financial results of the general partners of the Evercore Capital Partners I, Evercore Capital Partners II and Evercore Ventures funds and certain other entities through which Messrs. Altman and Beutner have invested capital in the Evercore Capital Partners I fund, which was not contributed to Evercore LP, and

•	the Protego Combination described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization,” including certain purchase accounting adjustments such as the recording of intangible assets and its periodic amortization.

The Evercore Partners Inc. pro forma adjustments principally give effect to the Formation Transaction and the Protego Combination described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” as well as the following items:

•	in the case of the unaudited condensed consolidated pro forma statements of income data, total compensation and benefits expenses at 50% of our net revenue, which gives effect to our policy following the IPO to set our total compensation and benefits expenses at a level not to exceed 50% of our net revenue each year (excluding for purposes of this calculation, any revenue or compensation and benefits expense relating to gains or losses on investments or carried interest and expense reimbursements), and we initially expect to accrue compensation and benefits expense equal to 50% of our net revenue following the IPO and continued to accrue to compensation and benefits to this rate post IPO. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Employee Compensation and Benefits Expense;” and

•	in the case of the unaudited condensed consolidated pro forma statements of income data, a provision for corporate income taxes at an approximate effective tax rate of 45%, which assumes our prevailing effective rates apportioned to each state, local and/or foreign tax jurisdiction and reflected net of U.S. federal tax benefit.

•	one-time costs associated with the IPO, and the aforementioned formation transactions.

The unaudited condensed consolidated pro forma financial information of Evercore Partners Inc. should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Evercore Partners Inc. historical financial statements and related notes included elsewhere in this Form 10-Q.

The unaudited condensed consolidated pro forma financial information is included for informational purposes only and does not purport to reflect the results of operations that would have occurred had we operated as a public company during the periods presented. The unaudited condensed consolidated pro forma financial information should not be relied upon as being indicative of our results of operations had the transactions contemplated in connection with the Reorganization been completed on the dates assumed. The unaudited condensed consolidated pro forma financial information also does not project the results of operations for any future period or date.

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2006

(dollars in thousands, except per share data)

	Evercore LP Pro-Forma Adjustments
	Combined Historical*	Adjustments for Formation		Protego Combination Adjustments (c)		Total	Pro-Forma Adjustments for the IPO		Evercore Partners Inc. Pro Forma
Advisory Revenue	$36,126	$—		$1,213		37,339	$—		$37,339
Investment Management Revenue	4,766	—	(a)	449		5,215	—		5,215
Interest Income and Other Revenue	4,162	—		2,262		6,424	—		6,424

Total Revenues	45,054	—		3,924		48,978	—		48,978

Interest Expense	3,319	—		2,256		5,575	—		5,575

Net Revenues	41,735	—		1,668		43,403	—		43,403

Compensation and Benefits	14,715	—		662		15,377	4,462	(g)	19,839
Professional Fees	3,469	—		2,157		5,626	(2,100	)(h)	3,526
Other Operating Expense	4,920	—		470		5,390	—		5,390
Amortization of Intangibles	778	—		(731	)(d)	47	—		47

Total Expenses	23,882	—		2,558		26,440	2,362		28,802

Income Before Minority Interest and Income Tax	17,853	—		(890)		16,963	(2,362)		14,601
Minority Interest	1,416	—		(4	)(e)	1,412	9,036	(i)	10,448

Income Before Taxes	16,437	—		(886)		15,551	(11,398)		4,153
Provision for Income Taxes	781	(90	)(b)	(496	)(f)	195	1,906	(j)	2,101

Net Income	$15,656	$90		$(390)		$15,356	$(13,304)		$2,052

Weighted Average Shares of Class A Common Stock Outstanding
Basic									4,795
Diluted									4,795
Net Income Available to Holders of Shares of Class A Common Stock Per Share:
Basic									$0.43	(k)
Diluted									$0.43	(k)

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. See page 3 “Unaudited Condensed Combined/Consolidated Statements of Income.”

See Notes to Unaudited Condensed Consolidated Pro Forma Statements of Income

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2006

(dollars in thousands, except per share data)

	Evercore LP Pro-Forma Adjustments
	Combined Historical*	Adjustments for Formation		Protego Combination Adjustments (c)		Total	Pro-Forma Adjustments for the IPO		Evercore Partners Inc. Pro Forma
Advisory Revenue	$108,696	$—		$7,048		$115,744	$—		$115,744
Investment Management Revenue	21,012	(5,005	)(a)	1,810		17,817	—		17,817
Interest Income and Other Revenue	4,462	—		6,612		11,074	—		11,074

Total Revenues	134,170	(5,005)		15,470		144,635	—		144,635

Interest Expense	3,319	—		6,287		9,606	—		9,606

Net Revenues	130,851	(5,005)		9,183		135,029	—		135,029

Compensation and Benefits	31,567	—		4,503		36,070	28,350	(g)	64,420
Professional Fees	14,190	—		2,749		16,939	(4,300	)(h)	12,639
Other Operating Expense	13,979	—		2,012		15,991	—		15,991
Amortization of Intangibles	778	—		2,076	(d)	2,854	—		2,854

Total Expenses	60,514	—		11,340		71,854	24,050		95,904

Income Before Minority Interest and Income Tax	70,337	(5,005)		(2,157)		63,175	(24,050)		39,125
Minority Interest	1,423	(5,005)		(258	)(e)	(3,840)	31,839	(i)	27,999

Income Before Taxes	68,914	—		(1,899)		67,015	(55,889)		11,126
Provision for Income Taxes	2,665	(112	)(b)	274	(f)	2,827	2,801	(j)	5,628

Net Income	$66,249	$112		$(2,173)		$64,188	$(58,690)		$5,498

Weighted Average Shares of Class A Common Stock Outstanding
Basic									4,795
Diluted									4,795
Net Income Available to Holders of Shares of Class A Common Stock Per Share:
Basic									$1.15	(k)
Diluted									$1.15	(k)

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. See page 3 “Unaudited Condensed Combined/Consolidated Statements of Income.”

See Notes to Unaudited Condensed Consolidated Pro Forma Statements of Income

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2005

(dollars in thousands, except per share data)

	Evercore LP Pro-Forma Adjustments
	Combined Historical*	Adjustments for Formation		Protego Combination Adjustments (c)		Total	Pro-Forma Adjustments for the IPO		Evercore Partners Inc. Pro Forma
Advisory Revenue	$39,382	$—		$2,810		$42,192	$—		$42,192
Investing Revenue	6,997	(4,262	)(a)	1,000		3,735	—		3,735
Interest Income and Other Revenue	60	—		633		693	—		693

Total Revenues	46,439	(4,262)		4,443		46,620	—		46,620

Interest Expense	—	—		535		535	—		535

Net Revenues	46,439	(4,262)		3,908		46,085	—		46,085

Compensation and Benefits	6,971	—		1,909		8,880	13,824	(g)	22,704
Professional Fees	9,037	—		658		9,695	(4,000	)(h)	5,695
Other Expenses	2,743	—		758		3,501	—		3,501
Amortization of Intangibles	—	—		47	(d)	47	—		47

Total Expenses	18,751	—		3,372		22,123	9,824		31,947

Income Before Minority Interest and Income Tax	27,688	(4,262)		536		23,962	(9,824)		14,138
Minority Interest	(7)	7	(a)	(114	)(e)	(114)	10,231	(i)	10,117

Income Before Taxes	27,695	(4,269)		650		24,076	(20,055)		4,021

Income Tax Expense	776	72	(b)	448	(f)	1,296	720	(j)	2,016

Net Income	$26,919	$(4,341)		$202		$22,780	$(20,775)		$2,005

Weighted Average Shares of Class A Common Stock Outstanding:
Basic									4,795
Diluted									4,795
Net Income Available to Holders of Shares of Class A Common Stock Per Share:
Basic									$0.42	(k)
Diluted									$0.42	(k)

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. See page 3 “Unaudited Condensed Combined/Consolidated Statements of Income.”

See Notes to Unaudited Condensed Consolidated Pro Forma Statements of Income

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2005

(dollars in thousands, except per share data)

	Evercore LP Pro-Forma Adjustments
	Combined Historical*	Adjustments for Formation		Protego Combination Adjustments (c)		Total	Pro-Forma Adjustments for the IPO		Evercore Partners Inc. Pro Forma
Advisory Revenue	$69,895	$—		$13,112		$83,007	$—		83,007
Investing Revenue	13,117	(1,669	)(a)	2,101		13,549	—		13,549
Interest Income and Other Revenue	135	—		1,506		1,641	—		1,641

Total Revenues	83,147	(1,669)		16,719		98,197	—		98,197

Interest Expense	—	—		1,267		1,267	—		1,267

Net Revenues	83,147	(1,669)		15,452		96,930	—		96,930

Compensation and Benefits	17,585	—		7,305		24,890	22,688	(g)	47,578
Professional Fees	16,271	—		1,532		17,803	(4,800	)(h)	13,003
Other Expenses	7,495	—		2,315		9,810	—		9,810
Amortization of Intangibles	—	—		2,854	(d)	2,854	—		2,854

Total Expenses	41,351	—		14,006		55,357	17,888		73,245

Income Before Minority Interest and Income Tax	41,796	(1,669)		1,446		41,573	(17,888)		23,685
Minority Interest	3	(3	)(a)	(550	)(e)	(550)	17,499	(i)	16,949

Income Before Taxes	41,793	(1,666)		1,996		42,123	(35,387)		6,736

Income Tax Expense	1,823	(360	)(b)	1,922	(f)	3,385	(7	)(j)	3,378

Net Income	$39,970	(1,306)		$74		$38,738	$(35,380)		$3,358

Weighted Average Shares of Class A Common Stock Outstanding:
Basic									4,795
Diluted									4,795
Net Income Available to Holders of Shares of Class A Common Stock Per Share:
Basic									$0.70	(k)
Diluted									$0.70	(k)

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. See page 3 “Unaudited Condensed Combined/Consolidated Statements of Income.”

See Notes to Unaudited Condensed Consolidated Pro Forma Statements of Income

Notes to Unaudited Condensed Consolidated Pro Forma Statements of Income (dollars in thousands):

(a)	Adjustment reflects the elimination of the historical results of operations for the general partners of the Evercore Capital Partners I, Evercore Capital Partners II and Evercore Ventures funds and certain other entities through which Messrs. Altman and Beutner have invested capital in the Evercore Capital Partners I fund, specifically, Evercore Founders LLC and Evercore Founders Cayman Limited, which were not contributed to Evercore LP. For the three and nine months periods ended September 30, 2006, this adjustment reflects $0 and $5,005 of net gains associated with carried interest respectively. For the three and nine months periods ended September 30, 2005, this adjustment reflects $4,262 and $1,669 of net gains associated with carried interest respectively, and $7 and $(3) minority interest .

(b)	Adjustment reflects the tax impact on Evercore LP’s New York City general corporation tax and Unincorporated Business Tax, or “UBT,” associated with adjustments for the Formation Transaction, including the New York City tax impact of converting the subchapter S corporations to limited liability companies. Since the entities that form Evercore have been limited liability companies, partnerships or sub-chapter S entities, Evercore’s income has not been subject to U.S. federal and state income taxes. Taxes related to income earned by limited liability companies and partnerships represent obligations of the individual Senior Managing Directors. Income taxes shown on Evercore Partners Inc.’s historical consolidated statements of income are attributable to the New York City UBT general corporation tax and, attributable to Evercore’s operations apportioned to New York City.

(c)	Balances reflect the historical financial results for Protego for the period from January 1, 2005 through September 30, 2005, for the period from July 1, 2006 through August 9, 2006, and for the period from January 1, 2006 through August 9, 2006.

(d)	Reflects the amortization of intangible assets acquired in conjunction with the purchase of Protego with an estimated useful life ranging from 0.5 years to 5 years. The intangible assets with finite useful lives include the following asset types: client backlog and relationships, broker dealer license and non-competition and non-solicitation agreements.

(e)	Reflects an adjustment to eliminate a minority interest of 19% in Protego’s asset management subsidiary that Evercore acquired as part of the Protego Combination.

(f)	For tax purposes, no tax benefit will be realized related to the intangible assets acquired by Evercore LP in conjunction with the Protego Combination. However, a tax benefit was realized by Evercore Partners Inc. upon consummation of the IPO. See Note (j) under “Notes to Unaudited Condensed Consolidated Pro Forma Statements of Income.”

(g)	Historically the entities that form Evercore have been limited liability companies, partnerships or sub-chapter S entities. Accordingly, payments for services rendered by our Senior Managing Directors generally have been accounted for as distributions of members’ capital rather than as compensation expense. Following the IPO, we are including all payments for services rendered by our Senior Managing Directors in compensation and benefits expense. Our policy is to set our total compensation and benefits expense at a level not to exceed 50% of our net revenues each year (excluding, for purposes of this calculation, any revenue or compensation and benefits expense relating to gains (or losses) on investments or carried interest and expense reimbursements), our compensation and benefits expense for the period following the IPO was equal to 50% of net revenues. However, we may record compensation and benefits expense in excess of this percentage to the extent that such expense is incurred due to a significant expansion of our business or to any vesting of the partnership units held by our Senior Managing Directors or restricted stock units received by our non-Senior Managing Director employees at the time of the IPO. We may change this policy in the future. An adjustment has been made to Evercore Partners Inc. to reflect total compensation and benefits expense as 50% of net revenues. For the nine months and the three months period ended September 30, 2006 the Company recorded $4,300 in compensation expense associated with the initial vesting of restricted stock. This expense is excluded from the Unaudited Consolidated Combined Pro Forma Statement of Income as the charge is non-recurring and attributable to the IPO.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Post formation Net Revenues	$43,403	$135,029
Less: Expense Reimbursements	(1,109)	(3,573)
Less: Carried Interest and Gains and Losses on Investments	(2,616)	(2,616)

	39,678	128,840

Compensation Expense Threshold—50%	19,839	64,420
Historical Compensation and Benefits	(15,377)	(36,070)

Total Pro Forma Compensation and Benefits Expense Adjustment	$4,462	$28,350

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Post formation Net Revenues	$46,085	$96,930
Less: Expense Reimbursements	(676)	(1,775)

	45,409	95,155

Compensation Expense Threshold—50%	22,704	47,578
Historical Compensation and Benefits	(8,880)	(24,890)

Total Pro Forma Compensation and Benefits Expense Adjustment	$13,824	$22,688

(h)	Reflects non-recurring expenses associated with the IPO and reorganization transactions.

(i)

Reflects an adjustment to record the 74.5% minority interest ownership of our Senior Managing Directors in Evercore LP relating to their vested partnership units, reflecting 4,587,738 shares of Class A common stock outstanding at September 30, 2006. Partnership units of Evercore LP are, subject to certain limitations, exchangeable into shares of Class A common stock of Evercore Partners Inc. on a one-for-one basis. Evercore Partners Inc.’s interest in Evercore LP is within the scope of EITF 04-5. Although Evercore Partners Inc. has a minority economic interest in Evercore LP, it will have a majority voting interest and control the management of Evercore LP. Additionally, although the limited partners have an economic majority of Evercore LP, they do not have the right to dissolve the partnership or substantive kick-out rights or participating rights, and therefore lack the ability to control Evercore LP. Accordingly, Evercore consolidates Evercore LP and record minority interest for the economic interest in Evercore LP held directly by the Senior Managing Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(j)	As a limited liability company, partnership or sub-chapter S entity, we were generally not subject to income taxes except in foreign and local jurisdictions. Our effective tax rate of approximately 45% for 2006 and 44% for 2005 has been applied, which assumes that Evercore Partners Inc. is taxed as a C corporation at the prevailing statutory rates apportioned to each state, local and/or foreign tax jurisdiction and is reflected net of U.S. federal tax benefit. There is no current foreign tax increase or benefits assumed with the Protego Combination as it relates to the effective tax rate. However, Evercore Partners Inc. will realize deferred tax increases or benefits upon the Protego Combination as it relates to the tax amortization of intangibles and goodwill over a 15 year straight-line basis. The holders of partnership units in Evercore LP, including Evercore Partners Inc., will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Evercore LP. In accordance with the partnership agreement pursuant to which Evercore LP will be governed, we intend to cause Evercore LP to make pro rata cash distributions to our Senior Managing Directors and Evercore Partners Inc. for purposes of funding their tax obligations in respect of the income of Evercore LP that is allocated to them. The following table reflects the adjustment to arrive at total income subject to tax for Evercore Partners Inc.:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Operating Income	$14,601	$39,125
Less Minority Interest	10,448	27,999

Total Income subject to tax	$4,153	$11,126

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Operating Income	$14,138	$23,685
Less Minority Interest	10,117	16,949

Total Income subject to tax	$4,021	$6,736

(k)	For the purposes of the pro forma net income per share calculation, the weighted average shares outstanding, basic and diluted, are calculated based on:

	Three Months Ended September 30, 2006 and September 30, 2005		Nine Months Ended September 30, 2006 and September 30, 2005
	Evercore Partners Inc. Pro Forma		Evercore Partners Inc. Pro Forma
	Basic	Diluted	Basic	Diluted
Evercore Partners Inc. Shares of Class A Common Stock	45,238	45,238	45,238	45,238
Evercore Partners Inc. Restricted Stock Units—vested	207,116	207,116	207,116	207,116
Evercore LP Partnership Units—vested (1)	—	—	—	—
New Shares from Offering	4,542,500	4,542,500	4,542,500	4,542,500

Weighted Average Shares of Class A Common Stock Outstanding	4,794,854	4,794,854	4,794,854	4,794,854

(1)	13,433,265 vested Evercore LP partnership units are not included in the calculation of Weighted Average Shares of Class A Common Stock outstanding as they are antidilutive.

Of the 23,141,593 Evercore LP partnership units held by parties other than Evercore Partners Inc. immediately following the IPO, 13,433,265 are fully vested and 9,708,328 are unvested. We have concluded that at the current time it is not probable that the conditions relating to the vesting of these unvested partnership units will be achieved or satisfied and, accordingly, these unvested partnership units are not reflected as outstanding for purposes of calculating the minority interest for the economic interest in Evercore LP held by the limited partners. Any vesting of these unvested partnership units would significantly increase minority interest and reduce our net income and net income per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures—Operating Expenses—Employee Compensation and Benefits Expense.”

Basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	Evercore Partners Inc. Pro Forma	Evercore Partners Inc. Pro Forma
Basic and Diluted Net Income Per Share
Net Income Available to Holders of Shares of Class A Common Stock	$2,052	$5,498
Basic and Diluted Weighted Average Shares of Class A Common Stock Outstanding	4,795	4,795

Basic and Diluted Net Income Per Share of Class A Common Stock	$0.43	$1.15

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	Evercore Partners Inc. Pro Forma	Evercore Partners Inc. Pro Forma
Basic and Diluted Net Income Per Share
Net Income Available to Holders of Shares of Class A Common Stock	$2,005	$3,358
Basic and Diluted Weighted Average Shares of Class A Common Stock Outstanding	4,795	4,795

Basic and Diluted Net Income Per Share of Class A Common Stock	$0.42	$0.70

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

The following discussion should be read in conjunction with Evercore Partners Inc.’s unaudited condensed combined/consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Certain Factors that May Affect Our Business

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. All statements other than statements of historical fact included in this document are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in our Registration Statement. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this discussion. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Completion of Reorganization

The Formation Transaction and Protego Combination, as described in “Reorganization,” were completed as of August 10, 2006. Except as otherwise expressly noted, this quarterly report, including this discussion and the historical consolidated financial data of Evercore LP and Evercore Partners Inc., reflect the historical operations and financial position of Evercore LP and Evercore Partners Inc., and includes the financial results of the general partners of the Evercore Capital Partners I, Evercore Capital Partners II and Evercore Ventures funds and certain other entities which were not contributed to Evercore LP prior to the completion of the reorganization on August 10, 2006. In addition to other adjustments, the pro forma financial data included in this Form 10-Q reflect financial data of Evercore LP and Evercore Partners Inc. giving effect to the Reorganization, as well as other adjustments made as a result of the IPO.

Overview

Evercore is an investment banking boutique. Our operations consist of two business segments: Advisory and Investment Management.

•

Advisory generates revenue from fees for providing advice on matters of strategic importance to our clients, including mergers, acquisitions, restructurings, divestitures, leveraged buy-outs, recapitalizations and other corporate transactions. Our Advisory segment generated $108.7 million, or

83.1%, of our revenue in the nine months ended September 30, 2006, $69.9 million, or 84.1%, of our revenue in the nine months ended September 30, 2005 and $36.1 million, or 86.6%, of our revenue in the third quarter of 2006 and $39.4 million or 84.8% of our revenue in the third quarter of 2005.

•	Investment Management generates revenue from fees earned for managing Private Equity Funds and the Portfolio Companies of the Private Equity Funds. In addition, we earn revenue from incentive fees, referred to as Carried Interest, earned when certain financial returns are achieved over the life of a fund, through net gains and losses on investments of our own capital in the funds, and from other sources. Investment Management also generates revenue from managing outside capital and collateralized financing transactions in a traditional Asset Management Capacity. Our Investment Management segment generated $21.0 million, or 16.1%, of our revenue in the nine months ended September 30, 2006, $13.1 million, or 15.8%, of our revenue in the nine months ended September 30, 2005 and $4.8 million, or 11.4%, of our revenue in the third quarter of 2006 and $7.0 million, or 15.1% of our Revenue in the third quarter of 2005.

Key Financial Measures

Revenue

Advisory. Our Advisory business earns fees from our clients for providing advice on mergers, acquisitions, restructurings, leveraged buy-outs, recapitalizations and other corporate transactions. The amount and timing of the fees paid vary by the type of engagement. In general, fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our Advisory revenue comes from fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals.

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

Investment Management. Our Investment Management business includes operations related to Private Equity and Asset Management. Private Equity sources include the following: (1) management fees; (2) portfolio company fees; (3) carried interest and (4) gains (or losses) on investments in the Private Equity Funds we manage. Asset management includes the management of outside capital by EAM and PCB and net interest revenue earned by PCB in collateralized financing transactions.

•	Management Fees. Management fees are generally a percentage of committed capital (the total dollar amount of capital pledged to a fund) from certain outside investors in each of the Private Equity Funds we manage. During the commitment period, or until full investment, these fees are typically 2.0% per annum of committed capital and, for the remainder of the fund’s life, 1.0% per annum of invested capital. The entities which are entitled to the management fees from the Private Equity Funds we manage were contributed to Evercore LP. Accordingly, we will continue to reflect the management fees from all of these funds in our Condensed Consolidated Financial Statements following the IPO.

•	Portfolio Company Fees. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the Portfolio Companies of the Private Equity Funds we manage. We earn monitoring fees for services we provide with respect to the development and implementation of strategies for improving operating, marketing and financial performance. Monitoring fee revenue is recognized ratably over the period for which services are provided. We earn director fees for the services provided by our Senior Managing Directors who serve on the boards of directors of Portfolio Companies. Director fees are recorded as revenue when payment is received. This policy does not yield results that are materially different compared to recording revenue when services are provided, as required by U.S GAAP. We earn transaction fees for providing advice on the acquisition of portfolio companies held by the Private Equity Funds. These fees are earned and recognized under the same revenue recognition policies as advisory fees. The private equity fund documents provide for a reduction of management fees by the amount of certain portfolio company fees earned by us and, as a result, we estimate the future Management Fee offset will be $2.2 million for the remainder of 2006. The entities which are entitled to the portfolio company fees from the Private Equity Funds we manage were contributed to Evercore LP. Accordingly, we will continue to reflect the portfolio company fees from all of these funds in our condensed consolidated financial statements following the IPO.

•	Carried Interest. Carried interest is an incentive fee earned by the general partners of the Private Equity Funds we manage when certain financial return targets and hurdles are met. Generally, the carried interest is calculated as 20% of the profits, provided that certain outside investors in the funds have earned an 8% return on investments from the Private Equity Funds and a 10% return on investments from the Evercore Ventures fund. Accordingly, the amount of carried interest earned depends on the profits, if any, ultimately generated within the funds. Our historical consolidated results of operations for the period prior to August 10, 2006 include the results of the general partners of the Private Equity Funds we currently manage, including the carried interest earned by these general partners. Participation in such carried interest historically has been allocated principally to our Senior Managing Directors and other employees and any carried interest ultimately realized was paid directly to such individuals. Following the IPO, we will no longer consolidate the results of the general partners of the private equity funds we currently manage. Accordingly, we will no longer recognize as revenue any carried interest earned by the general partners of the Evercore Capital Partners I or Evercore Ventures funds. However, through our equity interest in the general partner of the Evercore Capital Partners II fund, we will recognize as revenue 8% to 9% (depending on the particular fund investment) of any carried interest from that fund following the IPO.

•	Gains (or Losses) on Investments. Gains and losses include both realized gains and losses upon the sale of a Portfolio Company and unrealized gains and losses on investments arising from changes in the fair value of the Portfolio Companies. Because our historical consolidated results of operations include the results of the general partners of the Private Equity Funds we currently manage and certain other entities through which two of our founding Senior Managing Directors have invested capital in the Evercore Capital Partners I fund, our historical results include such realized or unrealized gains or losses. Following the IPO, because we will no longer consolidate the results of these entities, we will no longer recognize as revenue any of the gains or losses arising from these entities’ investments in the Evercore Capital Partners I or Evercore Ventures funds. However, through our equity interest in the general partner of the Evercore Capital Partners II fund and the Discovery Fund, we will continue to recognize revenue based on our share of that fund’s realized or unrealized gains or losses. As of September 30, 2006, we had $12.6 million of investments and $3.9 million of commitments to the Evercore Capital Partners II fund and the Discovery Fund.

•	Asset Management Fees. Asset management fees are contractually based and are derived from investment management services provided in originating, recommending and consummating investment opportunities to clients of PCB. PCB receives fixed management fees, success fees and earns a spread when transacting certain securities orders on behalf of clients. These fees are recognized over the relevant contract period, generally quarterly or annually.

•	Net Interest Revenue. Net interest revenue is derived from investing customer funds in financing transactions by PCB. These transactions are primarily repurchases and resales of Mexican government securities.

In both our Advisory and Investment Management segments we make various transaction-related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our clients or the contracts with the limited partners in the Private Equity Funds we manage, these expenditures may be reimbursable. We record expenses as these expenditures are incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Specifically, client expense reimbursements are recorded as revenue on the Condensed Combined/Consolidated Statements of Income on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

Operating Expenses

Employee Compensation and Benefits Expense. Prior to the IPO, our employee compensation and benefits expense reflected compensation solely to non-Senior Managing Directors. Historically, payments for services rendered by our Senior Managing Directors, including all salaries and bonuses, have been accounted for as distributions from members’ capital rather than as employee compensation and benefits expense. As a result, our employee compensation and benefits expense and net income had not reflected payments for services rendered by our Senior Managing Directors. Following the IPO, we include all payments for services rendered by our Senior Managing Directors in employee compensation and benefits expense.

Since the IPO, our policy is to set our total employee compensation and benefits expense at a level not to exceed 50% of our net revenue each year (excluding for purposes of this calculation, any revenue or compensation and benefits expense relating to gains (or losses) on investments or carried interest and expense reimbursements), and following the completion of our IPO we are accruing compensation and benefits expense equal to 50% of our net revenue. However, we may record compensation and benefits expense in excess of this percentage to the extent that such expense is incurred due to a significant expansion of our business or to any vesting of the partnership units of Evercore LP held by our Senior Managing Directors in the Reorganization or the restricted stock units received by our employees at the time of the IPO. Moreover, we retain the ability to change this policy in the future. We intend to achieve this target primarily by reducing payments for services rendered by our Senior Managing Directors, while continuing to maintain overall compensation and benefits packages that we believe are competitive in the marketplace.

Under the terms of the Evercore LP partnership agreement, 66 2/3% of the partnership units received by our Senior Managing Directors, other than Mr. Altman and Mr. Beutner, in the Formation Transaction and 66 2/3% of the partnership units received by the Directors of Protego (who became our Senior Managing Directors), other than Mr. Aspe, and certain companies they control and a trust benefiting Directors and employees of Protego in the Protego Combination will, with specified exceptions, be subject to forfeiture and re-allocation to other Senior Managing Directors (or, in the event that there are no eligible Senior Managing Directors, forfeiture and cancellation) if the Senior Managing Director ceases to be employed by us prior to the occurrence of specified vesting events. 4,853,164, or 50%, of these unvested partnership units will vest if and when Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected, 9,708,328, or 100% of the unvested Evercore LP partnership units issued will vest upon the earliest to occur of the following events:

•	when Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 50% of the aggregate Evercore LP partnership units owned by them at the time of the Reorganization;

•	a change of control of Evercore; or

•	two of Messrs. Altman, Beutner and Aspe are not employed by, or do not serve as a director of, Evercore Partners Inc. or one of its affiliates within a 10-year period following the IPO.

In addition, 100% of the unvested Evercore LP partnership units held by a Senior Managing Director will vest if such Senior Managing Director dies or becomes disabled while in our employ. Our Equity Committee, which is comprised of Messrs. Altman, Beutner and Aspe, with our concurrence, may also accelerate vesting of unvested partnership units at any time.

Post Reorganization on August 10, 2006, we account for the unvested Evercore LP partnership units as compensation paid to employees in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share Based Payments, (“SFAS 123(R)”), which we adopted effective January 1, 2006. The unvested Evercore LP partnership units vest based on the achievement of one of the performance and service vesting conditions as described above. In accordance with SFAS 123(R), accruals of compensation costs for awards with a performance or service condition are based on the probable outcome of that service or performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. We have concluded that at the current time it is not probable that the conditions relating to a decline in the collective beneficial ownership of Messrs. Altman, Beutner and Aspe (and trusts benefiting their families and permitted transferees), a change of control of Evercore or a lack of continued association of Messrs. Altman, Beutner and Aspe with Evercore will be achieved, or that the death or disability condition during the employment period will be satisfied. Accordingly, we are not accruing compensation expense relating to these unvested partnership units. The unvested partnership units will be charged to expense at the time a vesting event occurs or, if earlier, at the time that occurrence of an event related to the beneficial ownership, change of control or continued association conditions becomes probable or there is a change in the estimated forfeiture rate related to the death or disability condition. The expense is based on the grant date fair value of the Evercore LP partnership units, which was at the IPO price of the Class A common stock of $21.00 per share into which the partnership units are exchangeable.

If all of the unvested partnership units were deemed to vest at some point in the future, based upon the IPO price of the Class A common stock of $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested partnership units would be $203.8 million.

We granted 2,286,055 restricted stock units to our employees at the time of the IPO. 207,116 of the restricted stock units are fully vested and, as a result, we recorded compensation expense at the time of the IPO equal to the value of these fully vested restricted stock units. The remaining 2,078,939 of these restricted stock units are unvested and will vest upon the same conditions as the unvested partnership units of Evercore LP issued in connection with the Formation Transaction and the Protego Combination described below although on a different vesting schedule. At the time of grant, generally 10% of the units granted vested and upon each subsequent vesting, an additional 45% of the units will vest. If and when these restricted stock units vest, we will record compensation expense at the time of vesting equal to the grant date fair value of the Class A common stock of Evercore Partners Inc. deliverable pursuant to such restricted stock units, which would be calculated based on the IPO price of the Class A common stock. As a result, based on the IPO price of $21.00 per share, we recorded compensation expense at the time of the offering equal to the fair value of the vested restricted stock units granted of $4.3 million and will record additional compensation expense at the time of vesting of the unvested restricted stock units of $43.7 million if all such unvested restricted stock units were to vest. To the extent unvested restricted stock units vest they will be included in weighted average shares outstanding for purposes of calculating basic and diluted net income per share, which would have a dilutive effect on these measures. In addition, each outside director received a one-time award of RSU with a value of $50 upon their initial appointment to the Board. These RSU will vest over two years.

Non-Compensation Expense. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. We refer to all of these expenses as non-compensation expense.

As a result of the IPO we will no longer be a private company and our costs for such items as insurance, accounting and legal advice will increase. We will also incur costs which we have not previously incurred for director fees, investor relations expenses, expenses for compliance with the Sarbanes-Oxley Act and rules implemented by the SEC and the New York Stock Exchange, and various other costs of a public company.

Equity in Income of Affiliate

On October 28, 2005 we began our expansion into the traditional asset management business by forming Evercore Asset Management LLC (“EAM”), in which we own a 41.7% equity interest, with the balance of EAM’s equity held by its senior management team. We account for our investment in EAM under the equity method of accounting whereby we recognize our share of earnings and losses. Accordingly, we do not consolidate EAM and do not record any revenue or incur expenses in connection with EAM. We do, however, recognize an investment on our Condensed Combined/Consolidated Statements of Financial Condition at the carrying value of our commitments and allocations of profits and losses from EAM. We would be required to consolidate EAM if we were to gain control of the entity or become the primary beneficiary.

Minority Interest

On a historical basis, our minority interest has consisted of unaffiliated third party interests in the general partner of the Evercore Ventures private equity fund. Following the IPO, we no longer consolidate the general partner of that fund and, accordingly, minority interest related to Evercore Ventures will no longer be reflected in our financial results. We do, however, record significant minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP as well as the portion of PCB not owned by Protego. As described in Item 1. Financial Statements—Note 1, Evercore Partners Inc. is the sole general partner of Evercore LP. Accordingly, although Evercore Partners Inc. has a minority economic interest in Evercore LP, it has a majority voting interest and controls the management of Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a minority interest for the economic interest in Evercore LP held by the limited partners.

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

Reorganization

Formation Transaction

Our business has historically been owned by our Senior Managing Directors. On August 10, 2006, pursuant to a contribution and sale agreement, dated as of May 12, 2006, our Senior Managing Directors contributed to Evercore LP each of the various entities included in our historical consolidated financial statements, with the exception of the general partners of the Evercore Capital Partners I and II and Evercore Ventures funds and certain other entities through which Messrs. Altman and Beutner have invested capital in the Evercore Capital Partners I fund. More specifically, our Senior Managing Directors contributed to Evercore LP all of the equity interests in:

•	Evercore Group Holdings L.P. and its general partner, Evercore Group Holdings L.L.C. Evercore Group Holdings L.P. wholly owns Evercore Partners Services East L.L.C, the operating company that in turn wholly owns the advisors to the Evercore Capital Partners II and Evercore Ventures funds and certain other entities. In addition, Evercore Group Holdings L.P., through its non-managing membership in the general partner of the Evercore Capital Partners II fund, had $10.8 million of investments in and $1.7 million of minimum commitments to that fund as of September 30, 2006;

•	Evercore Advisors Inc., the advisor to the Evercore Capital Partners I fund, which was converted into a limited liability company;

•	Evercore Group L.L.C., Evercore’s registered broker-dealer;

•	Evercore Properties Inc., Evercore’s leaseholding entity, which was converted into a limited liability company; and

•	Evercore GP Holdings L.L.C., which became a non-managing member of the general partner of the Evercore Capital Partners II fund and is entitled to 8% to 9% (depending on the particular fund investment) of any carried interest realized from that fund following the Reorganization, which represented 10% of the carried interest then allocable to our Senior Managing Directors.

In exchange for these contributions to Evercore LP, our Senior Managing Directors and certain trusts benefiting certain of their families received 11,672,715 vested and 9,356,894 unvested partnership units in Evercore LP. Fifty percent of these unvested partnership units will vest if Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected. All of the unvested Evercore LP partnership units issued will vest upon the earliest to occur of the following events:

•	when Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 50% of the aggregate Evercore LP partnership units owned by them at the time of the Reorganization;

•	a change of control of Evercore; or

•	two of Messrs. Altman, Beutner and Aspe are not employed by, or do not serve as a director of, Evercore Partners Inc. or one of its affiliates within a 10-year period following the IPO.

In addition, all of the unvested Evercore LP partnership units held by a Senior Managing Director will vest if such Senior Managing Director dies or becomes disabled while in our employ.

The vested units will be reflected in our financial statements at the historical cost basis of the entities contributed. We accrued for the unvested Evercore LP partnership units as compensation paid to our Senior Managing Directors in accordance with SFAS 123(R). The unvested Evercore LP partnership units will be charged to expense at the time a vesting event occurs or, if earlier, at the time that occurrence of an event related to the beneficial ownership, change of control or continued association conditions becomes probable or there is a change in the estimated forfeiture rate related to the death or disability condition. The expense will be based on the grant date fair value of the Evercore LP partnership units, which will be $21.00 per partnership unit, i.e., the IPO price per share of the Class A common stock into which these partnership units are exchangeable. In addition, we distributed to the Senior Managing Directors of Evercore cash so as to distribute to the Senior Managing Directors of Evercore all earnings for the period from January 1, 2006 to the date of the closing of the contribution and sale agreement. We refer to these transactions, collectively, as the “Formation Transaction.”

We will account for the Formation Transaction as an exchange between entities under common control and record the net assets and members’ equity of the contributed entities at historical cost. We will account for the unvested partnership units issued in the Formation Transaction as future compensation expense.

Combination with Protego

Protego’s business has historically been owned by its directors and other stockholders and conducted by Protego and its subsidiaries and Protego SI. Concurrently with the Formation Transaction, we and Protego undertook the following steps pursuant to the contribution and sale agreement, which we refer to collectively as the “Protego Combination”:

•	Evercore LP acquired Protego and its subsidiaries (including a 70% interest in PCB, Protego’s asset management subsidiary) and Protego SI in exchange for $7.0 million aggregate principal amount of non-interest bearing notes; and

•	Mr. Aspe and the other Protego Directors became Senior Managing Directors of Evercore Partners and subscribed, collectively with certain companies they control, certain trusts benefiting their families and a trust benefiting certain Directors and employees of Protego, for 1,760,550 vested and 351,434 unvested partnership units of Evercore LP.

Of the $7.0 million in notes issued in consideration for the Protego Combination, $6.05 million was payable in cash and $0.95 million was payable in shares of our Class A common stock valued at the IPO price of $21.00 per share. We issued 45,238 shares of Class A common stock upon repayment of such notes. In addition, Protego distributed to its Directors cash and, to the extent cash was not available, notes or interest in certain accounts receivable, so as to distribute to its Directors all earnings for the period from January 1, 2005 to the date of the closing of the contribution and sale agreement. The distribution payable to Protego Directors is $1.9 million at September 30, 2006.

IPO

On August 16, 2006, Evercore Partners Inc. completed the IPO of its Class A common stock by issuing 4,542,500 shares of its Class A common stock, including shares issued to its underwriters pursuant to their election to exercise in full their overallotment option, for cash consideration of $19.53 per share (net of underwriting discounts) to a syndicate of underwriters. Evercore Partners Inc. contributed all of the proceeds from the IPO to Evercore LP, and Evercore LP issued to Evercore Partners Inc. a number of partnership units equal to the number of shares of Class A common stock that Evercore Partners Inc. issued in connection with the Protego Combination and in the IPO. Evercore Partners Inc. also became the sole general partner of Evercore LP.

As a result of the Formation Transaction, the Protego Combination and the other transactions described above, which we collectively refer to as the “Reorganization” and is presented in Item 1A—Pro Forma Financial Information (Unaudited), immediately following the IPO:

•	Evercore Partners Inc. became the sole general partner of Evercore LP and, through Evercore LP and its subsidiaries, operates our business, including the business of Protego;

•	our Senior Managing Directors, including the former Directors of Protego, and certain companies they control, certain trusts benefiting certain of their families and a trust benefiting certain Directors and employees of Protego hold 51 shares of our Class B common stock and 23,141,593 partnership units in Evercore LP;

•	our public stockholders (including certain former stockholders of Protego who received $0.95 million payable in shares of our Class A common stock as described above) collectively own 4,587,738 shares of Class A common stock; and

•	our public stockholders collectively have 16.5% of the voting power in Evercore Partners Inc. and, through their holdings of our Class B common stock, Messrs. Altman, Beutner and Aspe have 83.5% of the voting power in Evercore Partners Inc., of which 68.0% is held by Messrs. Altman and Beutner.

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

It is a primary strategy of ours to expand into new geographic markets, and our acquisition of Braveheart is a key step in furtherance of that strategy. The employee-shareholders of Braveheart have extensive contacts and established relationships within the European business community that they are using in active pursuit of revenue-generating activities, although Braveheart has not generated material revenues to date, and we expect that the future success of Braveheart will depend in large measure upon these key employee-shareholders. The nature and terms of the consideration payable in connection with the Braveheart acquisition were determined through arm’s-length negotiations between Evercore and the Braveheart employee-shareholders.

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2005 and 2006. For a more detailed discussion of the factors that affected our revenue and operating expenses of our Advisory and Investment Management business segments in these periods, please see the discussion in “—Business Segments” below.

Historical results of operations are reported as a historical partnership until the IPO on August 16, 2006 and do not include payments for services rendered by our Senior Managing Directors as compensation expense. Such payments are reflected in subsequent periods. Therefore, historical results for periods prior to the IPO and subsequent thereto are not comparable. Additionally, other adjustments are necessary to develop comparable results period over period. This discussion includes certain pro forma financial data to present operating results on a more comparable basis. See Item 1A for pro forma financial data.

Evercore Partners Inc.

Condensed Combined/Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30, 2005 and 2006
	(dollars in thousands)
	GAAP				Pro Forma
	Combined For the Three Months Ended September 30, 2005	Combined For the period July 1, 2006 through August 9, 2006	Consolidated For the period August 10, 2006 through September 30, 2006	For the Three Months Ended September 30, 2006*	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2006
	PREDECESSOR	PREDECESSOR	SUCCESSOR
Revenue:
Advisory	$39,382	$23,552	$12,574	$36,126	$42,192	$37,339
Investment Management	6,997	614	4,152	4,766	3,735	5,215
Interest and Other Income	60	343	3,819	4,162	693	6,424

Total Revenues	46,439	24,509	20,545	45,054	46,620	48,978
Interest Expense	—	—	3,319	3,319	535	5,575

Net Revenues	46,439	24,509	17,226	41,735	46,085	43,403

Operating Expenses:
Compensation and Benefits	6,971	3,746	10,969	14,715	22,704	19,839
Non-compensation Expense	11,780	4,922	4,245	9,167	9,243	8,963

Total Operating Expenses	18,751	8,668	15,214	23,882	31,947	28,802

Operating Income	27,688	15,841	2,012	17,853	14,138	14,601
Minority Interest	(7)	(1)	1,417	1,416	10,117	10,448
Provision for Income Taxes	776	484	297	781	2,016	2,101

Net Income	$26,919	$15,358	$298	$15,656	$2,005	$2,052

Net Income Per Share	N/A	N/A	$0.06	N/A	$0.42	$0.43

% of Revenue:
Advisory	84.8%	96.1%	73.0%	86.6%	91.6%	86.0%
Investment Management	15.1%	2.5%	24.1%	11.4%	8.1%	12.0%
Compensation and Benefits	15.0%	15.3%	63.7%	35.3%	49.3%	45.7%
Non-compensation Expense	25.4%	20.1%	24.6%	22.0%	20.1%	20.7%
Operating Margin	59.6%	64.6%	11.7%	42.8%	30.7%	33.6%

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. See page 3 “Unaudited Condensed Combined/Consolidated Statements of Income.”

The following table sets forth information regarding our consolidated revenue for the three and nine months ended September 30, 2005 and 2006.

Evercore Partners Inc.

Condensed Combined/Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30, 2005 and 2006
	(dollars in thousands)
	GAAP				Pro Forma
	Combined For the Nine Months Ended September 30, 2005	Combined For the period January 1, 2006 through August 9, 2006	Consolidated For the period August 10, 2006 through September 30, 2006	For the Nine Months Ended September 30, 2006*	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006
	PREDECESSOR	PREDECESSOR	SUCCESSOR
Revenue:
Advisory	$69,895	$96,122	$12,574	$108,696	$83,007	$115,744
Investment Management	13,117	16,860	4,152	21,012	13,549	17,817
Interest and Other Income	135	643	3,819	4,462	1,641	11,074

Total Revenues	83,147	113,625	20,545	134,170	98,197	144,635
Interest Expense	—	—	3,319	3,319	1,267	9,606

Net Revenues	83,147	113,625	17,226	130,851	96,930	135,029

Operating Expenses:
Compensation and Benefits	17,585	20,598	10,969	31,567	47,578	64,420
Non-compensation Expense	23,766	24,702	4,245	28,947	25,667	31,484

Total Operating Expenses	41,351	45,300	15,214	60,514	73,245	95,904

Operating Income	41,796	68,325	2,012	70,337	23,685	39,125
Minority Interest	3	6	1,417	1,423	16,949	27,999
Provision for Income Taxes	1,823	2,368	297	2,665	3,378	5,628

Net Income	$39,970	$65,951	$298	$66,249	$3,358	$5,498

Net Income per Share	N/A	N/A	$0.06	N/A	$0.70	$1.15

% of Revenue:
Advisory	84.1%	84.6%	73.0%	83.1%	85.6%	85.7%
Investment Management	15.8%	14.8%	24.1%	16.1%	14.0%	13.2%
Compensation and Benefits	21.1%	18.1%	63.7%	24.1%	49.1%	47.7%
Non-compensation Expense	28.6%	21.7%	24.6%	22.1%	26.5%	23.3%
Operating Margin	50.3%	60.1%	11.7%	53.8%	24.4%	29.0%

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. See page 3 “Unaudited Condensed Combined/Consolidated Statements of Income.”

	As of September 30,
	2005	2006 U.S.	2006 Protego	2006 Consolidated
Headcount:
Senior Managing Directors:
Advisory	11	13	6	19
Investment Management	6	7	1	8
Corporate	1	3	0	3
Other Employees:
Other Professionals and Support Staff	84	126	82	208

Total	102	149	89	238

Three Months Ended September 30, 2006 versus September 30, 2005

Actual Net Revenue was $41.7 million for the three month period ended September 30, 2006, down $4.7 million, or 10.1%, versus Net Revenue of $46.4 million in the corresponding period in 2005. During the 2006 period, Advisory revenue was $36.1 million, a decrease of $3.3 million or 8.3% versus revenue of $39.4 million in the corresponding period in 2005. Investment Management revenue was $4.8 million, a decrease of $2.2 million, or 31.9%, versus revenue of approximately $7.0 million in the corresponding period in 2005.

On a pro-forma basis, total Net Revenue was $43.4 million for the three month period ended September 30, 2006, a decrease of $2.7 million, or 5.8%, versus Net Revenue of $46.1 million in the corresponding period in 2005. On a pro-forma basis, Advisory revenue was $37.3 million for the three month period ended September 30, 2006, a decrease of $4.9 million, or 11.5%, versus revenue of $42.2 million in the corresponding period in 2005. On a pro-forma basis, Investment Management revenue was $5.2 million for the three month period ended September 30, 2006, an increase of $1.5 million, or 39.6%, versus revenue of $3.7 million in the corresponding period in 2005.

Actual client expense reimbursements for transaction-related expenses recorded as revenue in the three months ended September 30, 2006 were $1.0 million, or $0.3 million greater than the same period in 2005.

Actual compensation and benefits expense was $14.7 million for the three month period ended September 30, 2006, an increase of $7.7 million, or 111.1%, versus expense of $7.0 million in the corresponding period in 2005. The increase was primarily due to the impact of increased headcount, higher base salaries for existing employees, higher anticipated performance-based bonus awards, and compensation for Protego since the period of acquisition and the inclusion of senior managing directors compensatory payment in compensation for the period after IPO. Because we operated as a limited liability company prior to our IPO, payments for services rendered by Evercore’s senior managing directors were accounted for as distributions of members’ capital, rather than compensation expenses. As a result, the Firm’s pre-IPO compensation and benefits expenses do not reflect a large portion of payments for services rendered by the Company’s senior managing directors and does not fairly reflect the operating costs the Company is incurring as a public company. As a corporation, Evercore includes all payments for services rendered by its senior managing directors in compensation and benefit expenses. Additionally, Evercore recorded $4.3 million in additional compensation expense recognized post-IPO associated with the estimated fair market value of restricted stock units granted in connection with the IPO.

Actual compensation and benefits expense was 35.3% and 15.0% of revenue for the three months ended September 30, 2006 and 2005, respectively. Evercore’s compensation and benefit expenses for the period following the completion of its IPO resulted in a 50% ratio of compensation to revenues, excluding reimbursable expenses and carried interest and the impact of vested restricted stock units granted in connection with the IPO.

On a pro-forma basis, compensation and benefits expense was $19.8 million for the three month period ended September 30, 2006 or 45.7% of revenue, a decrease of $2.9 million, or 12.6%, versus expense of $22.7 million or 49.3% of revenue in the corresponding period in 2005. Pro forma results reflect a 50% ratio of compensation and benefits to revenue, excluding reimbursable expenses and carried interest, and compensation expense associated with the restricted stock units granted in connection with the IPO.

Actual Non-compensation expenses were $9.2 million for the three months ended September 30, 2006 a decrease of 22.2% over Non-compensation expenses of $11.8 million for the comparable three month period ended September 30, 2005. Professional fees had declined on a net basis for the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005, by $5.6 million. The decrease was due to lower costs associated with temporary resources hired to support Evercore’s accounting and finance staff in preparation for the IPO which were not needed to the same extent in the comparable period of 2006, and a net decrease in spend associated with business development initiatives. This decline in professional fees was offset by the financing fees associated with the firm’s line of credit of $0.5 million and $0.8 million in amortization of intangible assets associated with the acquisition of Protego both of which were incurred during the three months ended September 30, 2006 but not incurred during the comparable period in 2005. Additionally, travel and related expenses had increased by $0.7 million for the three months ended September 30, 2006 compared to the same period 2005. A substantial portion of this increase is due to transaction and deal related expenses that are generally billable to clients. The increase in all other expenses is primarily due to increase in costs commensurate with our expanded headcount, principally leased office space and technology related expenses.

Actual transaction-related expenses incurred for the three months ended September 30, 2006 were $1.7 million as compared to $1.4 million for the same period in 2005. We may be reimbursed for such transaction-related expenses, and such clients expense reimbursements are recorded as revenue on the Condensed Combined/Consolidated Statements of Income on the later of the date of an executed engagement letter or the date the expense is incurred.

Pro forma non-compensation expense was $9.0 million for the three months ended September 30, 2006 a decrease of 3.0% compared to $9.2 million for three months ended September 30, 2005.

For the three month period ended September 30, 2006, the actual provision for income taxes was $0.8 million, remaining flat compared to the corresponding period in 2005. For the three month period ended September 30, 2006, an effective tax rate of approximately 45% was used to compute the tax provision on the portion of the company’s income subject to taxes as a C corporation.

Nine Months Ended September 30, 2006 versus September 30, 2005

Actual Net Revenue was $130.9 million for the nine month period ended September 30, 2006, an increase of $47.7 million, or 57.4%, versus Net Revenue of $83.1 million in the corresponding period in 2005. During the 2006 period, Advisory revenue was $108.7 million, an increase of $38.8 million or 55.5% versus revenue of $69.9 million in the corresponding period in 2005. Investment Management revenue was $21.0 million, an increase of approximately $7.9 million, or 60.2%, versus revenue of approximately $13.1 million in the corresponding period in 2005.

On a pro-forma basis, total Net Revenue was $135.0 million for the nine month period ended September 30, 2006, an increase of $38.1 million, or 39.3%, versus Net Revenue of $96.9 million in the corresponding period in 2005. On a pro-forma basis, Advisory revenue was $115.7 million for the nine month period ended September 30, 2006, an increase of $32.7 million, or 39.4%, versus revenue of $83.0 million in the corresponding period in 2005. On a pro-forma basis, Investment Management revenue was $17.8 million for the nine month period ended September 30, 2006, an increase of $4.3 million, or 31.5%, versus revenue of $13.5 million in the corresponding period in 2005.

Actual client expense reimbursements for transaction-related expenses recorded as revenue in the nine months ended September 30, 2006 were $3.4 million, or $1.7 million greater than the same period in 2005.

Actual compensation and benefits expense was $31.6 million for the nine month period ended September 30, 2006, an increase of $14.0 million, or 79.5%, versus expense of $17.6 million in the corresponding period in 2005. The increase was primarily due to the impact of increased headcount, higher base salaries for existing employees, higher anticipated performance-based bonus awards, compensation for Protego since the period of acquisition and the inclusion of Senior Managing Directors compensatory payment in compensation for the period after the IPO. Additionally, Evercore recorded $4.3 million in additional compensation expense recognized post-IPO associated with the estimated fair market value of restricted stock units granted in connection with the IPO.

Actual compensation and benefits expense was 24.1% and 21.1% of revenue for the nine months ended September 30, 2006 and 2005, respectively. Evercore’s compensation and benefit expenses for the period following the completion of its IPO resulted in a 50% ratio of compensation to revenues, excluding reimbursable expenses and carried interest and the impact of vested restricted stock units granted in connection with the IPO.

On a pro-forma basis, compensation and benefits expense was $64.4 million for the nine month period ended September 30, 2006 or 47.7% of revenue, an increase of $16.8 million, or 35.4%, versus expense of $47.6 million or 49.1% of revenue in the corresponding period in 2005. Pro forma results reflect a 50% ratio of compensation and benefits to revenue, excluding reimbursable expenses and carried interest, and compensation expense associated with the restricted stock units granted in connection with the IPO.

Actual Non-compensation expenses of $28.9 million for the nine months ended September 30, 2006 an increase of 21.8% over Non-compensation expenses of $23.8 million for the comparable nine month period ended September 30, 2005. Professional fees declined on a net basis for the nine month period ended September 30, 2006 as compared to the nine month ended September 30, 2005, by $2.0 million. The decrease was due to lower costs associated with temporary resources hired to support Evercore’s accounting and finance staff in preparation for the IPO which were not needed to the same extent in the comparable of 2006, partially offset by a net increase in spend associated with business development initiatives and transaction and deal related expenses that are generally billable to clients. This overall decline in professional fees was offset by the financing fees associated with the firm’s line of credit of $1.7 million and $0.8 million in amortization of intangible assets associated with the acquisition of Protego both of which were incurred during the nine months ended September 30, 2006 but not incurred during the comparable period 2005. Additionally travel and related expenses had increased by $2.0 million for the nine months ended September 30, 2006 compared to the same period 2005. A substantial portion of this increase is due to transaction and deal related expenses that are generally billable to clients. The increase in all other expenses is primarily due to increase in costs commensurate with our expanded headcount, principally leased office space and technology related expenses.

Actual transaction-related expenses incurred for the nine months ended September 30, 2006 were $5.6 million as compared to $3.7 million for the same period in 2005. We may be reimbursed for such transaction-related expenses, and such clients expense reimbursements are recorded as revenue on the condensed consolidated statements of income on the later of the date of an executed engagement letter or the date the expense is incurred.

Pro forma non-compensation expense was $31.5 million for the nine months ended September 30, 2006 an increase of 22.6% compared to $25.7 million for nine months ended September 30, 2005.

For the nine month period ended September 30, 2006, the actual provision for income taxes was $2.7 million, an increase of $0.9 million versus $1.8 million for the corresponding period in 2005. For the three month period ended September 30, 2006, an effective tax rate of approximately 45% was used to compute the tax provision on the portion of the company’s income subject to taxes as a C corporation.

Business Segments

The following data discusses revenue and operating income by business segment. Each segment’s operating expenses include (1) compensation and benefits expense incurred directly in support of the businesses of the segment (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment, and (3) indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics such as headcount, square footage and transactional volume. Other corporate expenses such as costs related to our line of credit, audit fees and other costs related to being a public company, are not allocated to the business segments and are reflected in a Corporate segment in the notes to Evercore’s financials statements.

Advisory

The following table summarizes the operating results of the Advisory segment.

Evercore Partners Inc.

Condensed Combined/Consolidated Statements of Income-Advisory

(Unaudited)

(dollars in thousands)

		Combined	Consolidated			Combined	Consolidated
	Combined For the Three Months Ended September 30, 2005	For the Period			Combined For the Nine Months Ended September 30, 2005	For the Period
		July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	For the Three Months Ended September 30, 2006*		January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	For the Nine Months Ended September 30, 2006*
	PREDECESSOR	PREDECESSOR	SUCCESSOR		PREDECESSOR	PREDECESSOR	SUCCESSOR
Advisory Revenue:
Advisory Revenue	$39,382	$23,552	$12,574	$36,126	$69,895	$96,122	$12,574	$108,696
Interest Income and Other	50	196	287	483	107	460	287	747

Total Advisory Revenue	39,432	23,748	12,861	36,609	70,002	96,582	12,861	109,443

Advisory Expenses:
Compensation and Benefits	5,546	3,267	9,599	12,866	14,078	16,974	9,599	26,573
Non-Compensation Expenses	8,009	3,427	4,191	7,618	15,380	12,838	4,191	17,029

Total Advisory Operating Expenses	13,555	6,694	13,790	20,484	29,458	29,812	13,790	43,602

Advisory Operating Income	$25,877	$17,054	$(929)	$16,125	$40,544	$66,770	$(929)	$65,841

Advisory Operating Income as a Percentage of Total Advisory Revenue	65.6%	71.8%	(7.2)%	44.0%	57.9%	69.1%	(7.2)%	60.2%

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results.

	As of September 30,
	2005	2006 U.S.	2006 Protego	2006 Consolidated
Headcount:
Senior Managing Directors	11	13	6	19
Other Advisory Professionals	38	56	23	79
Direct Support Staff	15	19	9	28

Total	64	88	38	126

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Number of Advisory Clients*
Total	28	23	43	49
With Fees Greater than $1 million	9	7	20	25
Percentage of Total Fees from Top 5 Clients	76.1%	80.9%	54.5%	45.8%

*	excludes Advisory clients of Protego.

For the three month and nine month periods ended September 30, 2006, activity in the North American M&A industry continued to be strong as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Industry Statistics ($ in billions)
Value of North American M&A Deals Announced	$248	$325	$849	$1,121
Value of North American M&A Deals Completed	311	245	668	869

Source: Thomson Financial

We expect that our Advisory business should continue to benefit from any sustained increase in M&A volume.

Advisory Results of Operations

Three Months Ended September 30, 2006 versus September 30, 2005

In the three months ended September 30, 2006, Advisory revenue was $36.6 million, a decrease of $2.8 million, or 7.2%, versus revenue of $39.4 million in the corresponding period in 2005. Included in total Advisory a revenue for the three months ended September 30, 2006 was Protego Advisory revenue of $1.3 million. Advisory client expense reimbursements billed as revenue were $0.8 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively.

While M&A performance continued to be strong, the decrease in M&A revenue is a result of the unevenness of quarterly M&A revenue generation. We earned Advisory revenue from 23 different clients, excluding Protego, during the three months ended September 30, 2006, compared to 28 different clients during the same period in 2005. We earned in excess of $1 million from 7 of those clients in the three months ended September 30, 2006, compared to 9 in the same period in 2005. Five clients accounted for more than 80.9% of Advisory revenue for the three months ended September 30, 2006, as compared to 76.1% of Advisory revenue during the same period in 2005.

Operating expenses were $20.5 million in the 2006 period, an increase of approximately $6.9 million, or 51.1%, versus operating expenses of $13.6 million in the corresponding period in 2005. Compensation and benefits expense increased by $7.3 million, or 132.0%, as compared to the corresponding period in 2005, reflecting inclusion of Senior Managing Directors compensatory payment in compensation, impact of increased headcount for new hires, increased base salaries for existing employees, higher anticipated performance-based bonus awards, inclusion of Protego in the consolidated results, and the issuance of stock based awards at the date of the IPO. Non-compensation expenses decreased by $0.4 million, or 4.9%, over the same period last year.

Included in Advisory non-compensation expenses for the three months ended September 30, 2006 of $7.6 million are transaction-related expenses of $1.5 million principally for travel and related expenses incurred in the conduct of financial advisory activity. Advisory transaction-related expenses incurred for the three months ended September 30, 2005 were $1.2 million.

Advisory operating income was $16.1 million for the 2006 period, a decrease of $9.8 million, or 37.7%, versus the same period in 2005. Operating income as a percentage of segment revenue was 44.0% for 2006 versus 65.6% in the corresponding period in 2005.

Nine Months Ended September 30, 2006 versus September 30, 2005

In the nine months ended September 30, 2006, Advisory revenue was $109.4 million, an increase of $39.4 million or 56.3% versus revenue of $70.0 million in the corresponding period in 2005, driven by the continued strength of the mergers and acquisitions environment and by improved productivity of our Senior Managing Directors. Included in total Advisory revenue for the three months ended September 30, 2006 was Protego Advisory revenue of $1.3 million. Advisory client expense reimbursements billed as revenue were $2.4 million and $1.6 million for the nine months ended September 30, 2006, and 2005, respectively.

We earned Advisory revenue from 49 different clients, excluding Protego, during the nine months ended September 30, 2006, compared to 43 different clients during the same period in 2005. We earned in excess of $1 million from 25 of those clients in the nine months ended September 30, 2006, compared to 20 in the same period in 2005. Five clients accounted for more than 45.8% of Advisory revenue for the nine months ended September 30, 2006, as compared to 54.5% of Advisory revenue during the same period in 2005.

Operating expenses were $43.6 million in the 2006 period, an increase of $14.1 million, or 48.0%, versus operating expenses of $29.5 million in the corresponding period in 2005. Compensation and benefits expense increased by $12.5 million or 88.8%, as compared to the corresponding period in 2005, reflecting inclusion of senior managing directors compensatory payment in compensation impact of, increased headcount for new hires, increased base salaries for existing employees, higher anticipated performance-based bonus awards, inclusion of Protego in the consolidated results, and the issuance of stock based awards at the date of the IPO.

Non-compensation expenses increased by $1.7 million or 10.7% over the same period last year.

Included in Advisory non-compensation expenses for the nine months ended September 30, 2006 of $17.0 million are transaction-related expenses of $3.7 million for travel, meals and professional fees incurred in the conduct of financial advisory activity. Advisory transaction-related expenses incurred for the nine months ended September 30, 2005 were $3.0 million.

Advisory operating income was $65.8 million for the nine months ended September 30, 2006, an increase of $25.3 million, or 62.4%, versus operating income in the corresponding period in 2005. Operating income as a percentage of segment revenue was 60.2% for the first nine months of 2006 versus 57.9% in the corresponding period in 2005.

Investment Management

The selected historical financial data is not indicative of the expected future operating results of Evercore following the Formation Transaction. For example, following the IPO our results do not include the financial results of the general partners of the three Private Equity Funds that we currently manage and do include the financial results of Protego. See “Unaudited Condensed Consolidated Pro Forma Financial Information.”

The following table summarizes the operating results of the Investment Management segment.

Evercore Partners Inc.

Condensed Combined/Consolidated Statements of Income-Investment Management

(Unaudited)

(dollars in thousands)

	Combined For the Three Months Ended September 30, 2005	Combined	Consolidated	For the Three Months Ended September 30, 2006*	Combined For the Nine Months Ended September 30, 2005	Combined	Consolidated	For the Nine Months Ended September 30, 2006*
		For the Period				For the Period
		July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006			January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006
	PREDECESSOR	PREDECESSOR	SUCCESSOR		PREDECESSOR	PREDECESSOR	SUCCESSOR
Investment Management Revenue:
Management Fees	$2,779	$557	$1,230	$1,787	$10,316	$7,227	$1,230	$8,457
Placement Fees	(622)	—	—	—	(1,865)	—	—	—

Net Management Fees	2,157	557	1,230	1,787	8,451	7,227	1,230	8,457
Portfolio Company Fees	523	57	382	439	2,897	5,059	382	5,441

Total Management & Portfolio Company Fees	2,680	614	1,612	2,226	11,348	12,286	1,612	13,898
Carried Interest & Gains on Investments	4,317	0	2,540	2,540	1,769	4,574	2,540	7,114

Investment Management Revenue	6,997	614	4,152	4,766	13,117	16,860	4,152	21,012
Interest Income & Other Revenue	10	147	3,532	3,679	28	183	3,532	3,715

Investment Management Revenue	7,007	761	7,684	8,445	13,145	17,043	7,684	24,727
Interest Expense	—	—	3,319	3,319	—	—	3,319	3,319

Net Investment Management Revenue	7,007	761	4,365	5,126	13,145	17,043	4,365	21,408

Expenses:
Compensation and Benefits Expense	1,425	478	894	1,372	3,507	3,623	894	4,517
Non-Compensation Expense	1,824	1,119	41	1,160	4,918	7,187	41	7,228

Total Investment Management Operating Expenses	3,249	1,597	935	2,532	8,425	10,810	935	11,745

Investment Management Operating Income	$3,758	$(836)	$3,430	$2,594	$4,720	$6,233	$3,430	$9,663

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results.

	As of September 30,
	2005	2006 U.S.	2006 Protego	2006 Consolidated
Headcount:
Senior Managing Directors	6	7	1	8
Other Investment Management Professionals	12	11	28	39
Direct Support Staff	6	7	3	10

Total	24	25	32	57

Investment Management Results of Operations

Three Months Ended September 30, 2006 versus September 30, 2005

Net Investment Management Revenue was $5.1 million for the three months ended September 30, 2006, a decrease of $1.9 million, or 26.8%, versus Net Investment Management Revenue of approximately $7.0 million for the corresponding period in 2005. Net management fees for the three months ended September 30, 2006 were $1.8 million, down $0.4 million, or 17.2%, for the corresponding period in 2005, principally due to larger offsets in the 2006 period associated with portfolio company fees earned in previous periods. No placement fees were paid for the three months ended September 30, 2006, while approximately $0.6 million was recorded for the corresponding period in 2005. In addition, during the three month period ended September 30, 2006, there were net unrealized and realized gains, including carried interest, of approximately $2.5 million from Portfolio Company Investments as compared to net unrealized and realized gains of $4.3 million in the same period in 2005. Investment Management client expense reimbursements billed as revenue were $0.2 million and $0.1 million for the three months ended September 30, 2006, and 2005, respectively.

Operating expenses were $2.5 million for the three months ended September 30, 2006, a decrease of $0.7 million, or 22.1%, versus operating expenses of $3.2 million for the corresponding period in 2005 principally due to decreases in non-compensation expenses.

Included in Investment Management non-compensation expenses for the three months ended September 30, 2006 of $1.2 million are transaction-related expenses of $0.2 million for travel, meals and professional fees incurred in the conduct of Investment Management activity. Investment Management transaction-related expenses incurred for the three months ended September 30, 2005 were $0.1 million.

Investment Management operating income was $2.6 million in three months ended September 30, 2006, a decrease of $1.2 million, or 31.0%, as compared to income of $3.8 million in the same period of 2005. Operating income as a percentage of segment revenue was 50.6% for the three months ended September 30, 2006 versus 53.6% for the corresponding period in 2005.

Nine Months Ended September 30, 2006 versus September 30, 2005

Net Investment Management Revenue was $21.4 million for the nine months ended September 30, 2006, an increase of $8.3 million, or 62.9%, versus Net Investment Management Revenue of approximately $13.1 million for the corresponding period in 2005. Net management fees for the nine months ended September 30, 2006 were $8.5 million, and remained flat as compared to the corresponding period in 2005. No placement fees were recorded for the nine months ended September 30, 2006 and no additional placement fees will be paid related to ECP II, while $1.9 million was recorded for the corresponding period in 2005. Portfolio company fees for the 2006 period were $5.4 million, an increase of $2.5 million, or 87.8%, versus portfolio company fees of $2.9 million for the corresponding period in 2005. In addition, during the nine month period ended September 30, 2006, net unrealized and realized gains, including carried interest, were $7.1 million, as compared to net unrealized and realized gains, including carried interest, of $1.8 million for the same period in 2005. Investment Management client expense reimbursement billed as revenue were $1.1 million and $0.1 million for the nine months ended September 30, 2006 and 2005, respectively.

Operating expenses were $11.7 million for the nine months ended September 30, 2006, an increase of $3.3 million, or 39.4%, versus operating expenses of $8.4 million for the corresponding period in 2005. Compensation and benefits expenses increased by 28.8% in the nine months ended September 30, 2006 versus the same period in 2005, principally due to increased base salaries and higher anticipated performance-based bonus awards attributable to allocated new hires. Non-compensation expenses increased by $2.3 million in the nine months ended September 30, 2006, or 47.0%, versus the corresponding period in 2005.

Included in Investment Management non-compensation expenses for the nine months ended September 30, 2006 of $7.2 million are transaction-related expenses of $1.9 million for travel, meals and professional fees incurred in the conduct of Investment Management activity. Investment Management transaction-related expenses incurred for the nine months ended September 30, 2005 were $0.7 million.

Investment Management operating income was $9.7 million for the nine months ended September 30, 2006, an increase of $4.9 million, or 104.7%. Operating income as a percentage of segment revenue was 45.1% for the nine months ended September 30, 2006 versus 35.9% for the corresponding period in 2005.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of Advisory and Investment Management fees and the timing of distributions to our Senior Managing Directors and payment of bonuses to employees. In general, we collect our accounts receivable within 60 days.

Cash and cash equivalents were $16.4 million at August 9, 2006, a decrease of approximately $21.5 million versus cash and cash equivalents of $37.9 million at December 31, 2005. During the 221 day period ended August 9, 2006, cash of $63.3 million was provided by operating activities, comprised mainly of net income, offset by net gains of investments and changes in operating assets and liabilities. Cash of $6.2 million was used in investing activities, principally for the purchase of investments, offset by cash provided by proceeds from investments, and cash received in the acquisition of Protego. Financing activities during the period used cash of $78.6 million, primarily for distributions to members, offset by short-term borrowings.

Cash and cash equivalents were $58.9 million at September 30, 2006, an increase of approximately $42.6 million versus cash and cash equivalents of $16.4 million at August 9, 2006. During the 52 day period ended September 30, 2006, cash of $8.7 million was used in operating activities, comprised of net gains on investments and decreases in operating assets, offset by stock compensation, depreciation and amortization, minority interest and increases/decreases in operating assets and liabilities. Cash of $1.4 million was used for investing activities, principally for net purchases of investments and furniture, equipment and leasehold improvements. Financing activities during the period provided cash of $52.6 million, primarily for the net proceeds from the IPO, offset by payments for short-term borrowings, notes payable associated with the purchase of Protego.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and accounts receivable in relation to earned Advisory fees. Cash distributions to our Senior Managing Directors are generally made shortly after the end of each calendar quarter. We traditionally have made payments for employee bonuses primarily in the first month of the year with respect to the prior year’s results. Our liabilities have typically consisted of accounts payable and accrued compensation.

On December 30, 2005, we entered into a $30.0 million credit agreement with affiliates of Lehman Brothers, JPMorgan Chase and Goldman, Sachs & Co. that matured on the earlier of the consummation of the IPO and December 31, 2006. The agreement was a 364-day revolving line of credit. Borrowings under the agreement bore interest at a rate of LIBOR plus 200 basis points for any amount drawn and a commitment fee of 1/2 of 1% per annum for any unused portion. On January 12, 2006, we borrowed $25.0 million on the line of credit at an interest rate of 6.6%. On June 22, 2006, we drew down an additional $5.0 million at an effective interest rate of 7.48%. We recognized $0.6 million of debt issuance cost expense and $1.1 million of interest expense for the nine months ended September 30, 2006. The proceeds of this borrowing have been used for working capital purposes including funding of our ongoing investment management activities. We used a portion of the proceeds from the IPO to repay all outstanding borrowings under this line of credit, which has been terminated.

We regularly monitor our liquidity position, including cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity and compliance with regulatory net capital requirements.

As of September 30, 2006, we had $58.9 million in cash on hand. We distributed $33.4 million of cash on August 9, 2006 to the Senior Managing Directors of Evercore LP, representing a distribution of undistributed earnings for the period from January 1, 2006 to August 9, 2006.

Under the Evercore LP limited partnership agreement, we intend to cause Evercore LP to make distributions to its partners in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us.

We had total commitments (not reflected on our Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $3.9 million as of September 30, 2006. We expect to fund these commitments with cash flows from operations, with the balance to be funded by other members of the general partners of the Private Equity Funds we manage. We may be required to fund these commitments at any time through December 2011, depending on the timing and level of investments by the Evercore Capital Partners Private Equity Funds, although we do not expect these commitments to be drawn in full.

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

PCB, the Mexican asset management subsidiary of Protego, which we acquired in August 2006, enters into repurchase agreements with clients whereby PCB transfers to the clients securities (typically, Mexican government securities) in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Condensed Consolidated Statement of Financial Condition in relation to repurchase transactions executed with clients as securities sold under agreements to repurchase. We record as assets on our Condensed Consolidated Statement of Financial Condition, financial instruments owned and pledged as collateral at fair value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and securities purchased under agreements to resell (where we have acquired the securities deliverable to clients under these resell agreements by entering into reverse repurchase agreements with unrelated third parties). As of September 30, 2006, PCB had approximately $350 million of repurchase transactions executed with clients, of which approximately $276 million related to securities PCB purchased on the open market and approximately $74 million of reverse repurchase transactions with third parties. Investment Management net revenue includes interest income earned and interest expense incurred under these agreements.

Prior to the acquisition, Protego Asesores, S.A. de C.V., its subsidiaries and Protego SI, S.C. (“Protego Historical”) accounted for these arrangements on a “net” basis instead of recording separate assets and liabilities or separately recording revenue for the interest earned and the associated interest expense as an offset to total revenue. Due to this error in accounting, on November 18, 2006, we determined that the Combined and Consolidated Financial Statements of Protego Historical as of and for the year ended December 31, 2005 and the related Independent Auditors’ Report and as of and for the three months ended March 31, 2006 and 2005, which were included in our Registration Statement, and as of and for the three and six months ended June 30, 2006 and 2005, which were included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, should no longer be relied upon. Our management has discussed this matter with PricewaterhouseCoopers S.C., the independent auditors of Protego Asesores prior to the August 9, 2006 Protego acquisition, and our Audit Committee has discussed this matter with Deloitte & Touche LLP, our independent registered public accounting firm.

As of September 30, 2006, our share of PCB’s equity was recorded as $2.2 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2006:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Capital Lease Obligations	$279	$160	$119	$—	$—
Operating Lease Obligations	182,782	10,275	23,594	23,545	125,368
Investment Management Commitments	3,945	—	—	—	3,945

Total	$187,006	$10,435	$23,713	$23,545	$129,313

We expect to sublease an additional 124,000 square feet of office space at our principal executive offices at 55 East 52nd Street, New York, New York. Our rental payment obligations under the sublease are as follows: $9.5 million per year for years one through five of the sublease term; $10.2 million per year for years six through ten of the sublease term; $10.8 million per year for years 11 through 15 of the sublease term; and $11.4 million per year for year 16 through the expiration of the sublease term. We intend to sublease a portion of this additional space. Our current annual lease expense is $3.2 million. In connection with the execution of the sublease, we delivered a security deposit in the form of an unsecured letter of credit in the amount of $4.8 million. If we do not meet certain covenants of the unsecured letter of credit agreement, we may be required to secure the letter of credit. We intend to take possession of this additional space between February 1, 2007 and April 30, 2007. The term of the sublease expires on April 29, 2023.

Braveheart entered into an agreement to sub-lease office space, which, subject to the reasonable consent of the property owner, will allow Braveheart to sub-lease approximately 5,100 square feet of office space for its principal executive office at 10 Hill Street in London, United Kingdom The sub-lease will expire on September 26, 2011. Annual rental payments under the sub-lease are £321,619 per annum, exclusive of taxes, payable quarterly in advance. Braveheart is also responsible for 79.89% of the costs of maintaining and repairing the property, utilities and insurance costs, the aggregate of which is capped at an annual amount of £62,634, with subsequent year increases in such cap limited by changes in the United Kingdom retail price index. Evercore LP is acting as a guarantor of Braveheart’s obligations under the sub-lease, and at any time prior to the closing of the Braveheart acquisition, we may cause Braveheart to assign or sublease the property to an affiliate of Evercore, subject to the landlord’s reasonable consent.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our Condensed Combined/Consolidated Financial Statements.

Market Risk

Except for the items noted below in this section, due to the nature of our business and the manner in which we conduct our operations, in particular our limitation of investments to short-term cash investments and government securities, other than principal investments in our Funds and Evercore Asset Management, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk.

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

Exchange Rate Risk

On August 10, 2006, we acquired Protego, a leading investment banking boutique in Mexico. A significant portion of Protego’s revenues have been and will continue to be derived from contracts denominated in Mexican pesos. In addition, Protego’s contracts with employees and most of its suppliers are denominated in Mexican pesos. As a result, variations in the exchange rate between the Mexican peso and the U.S. dollar may affect Protego’s revenue and expenses in U.S. dollars. A peso appreciation increases Protego’s costs in U.S. dollar terms but has a proportionately smaller effect on revenue, reducing Protego’s net income in U.S. dollar terms. Historically, the value of the peso has fluctuated considerably relative to the U.S. dollar.

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

Critical Accounting Policies and Estimates

The Condensed Combined/Consolidated Financial Statements included in this report are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Investments

The Company’s investments consist primarily of investments in the Private Equity Funds that are carried at fair value on the Condensed Combined/Consolidated Statements of Financial Condition, with realized and unrealized gains and losses included in Investment Management Revenue on the Condensed Combined/Consolidated Statements of Income.

The Private Equity Funds consist primarily of investments in marketable and non-marketable securities of the Portfolio Companies. The underlying investments held by the Private Equity Funds are valued based on quoted market prices or estimated fair value if there is no public market. The fair value of the Private Equity Funds’ investments in non-marketable securities are ultimately determined by the general partner in its capacity as general partner. The Company determines fair value of non-marketable securities by giving consideration to a range of factors, including but not limited to market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments.

Financial Instruments Owned and Pledged as Collateral are used by PCB in repurchase agreements with clients. These securities are included with Condensed/Combined Statement of Financial Condition at fair value. Securities Purchased Under Agreement to Resell and Securities Sold Under Agreement to Repurchase are recorded at their contract value.

Investments in publicly traded securities are valued using quoted market prices.

Available-For-Sale Securities and Trading Securities are valued using quoted market prices for publicly traded securities or estimated fair value if there is no public market.

Financial Instruments Owned and Pledged as Collateral—We pledge financial instruments owned, which consist principally of foreign government obligations, to collateralize certain financing agreements and permit the counterparty to pledge the securities. We record these securities on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Condensed Combined/Consolidated Statement of Income. These securities are recorded as “Financial Instruments Owned and Pledged as Collateral at Fair Value” in the Condensed Consolidated Statement of Financial Condition.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase— Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement and the transferor will obtain from the transferee sufficient cash or collateral to purchase such securities during the term of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payables or receivable. As these transactions are short-term in nature, their carrying amounts are a reasonable estimate of fair value.

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

Investment Management revenue consists of management fees, portfolio company fees, carried interest and realized and unrealized gains (or losses) on investments in the Private Equity Funds. Also, Asset Management Fees and Net Interest Revenue are included in Investment Management revenue and are derived from the management of outside funds.

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

Carried interest is computed in accordance with the underlying Private Equity Funds’ partnership agreements and is based on investment performance over the life of each investment partnership. Future investment underperformance may require amounts previously distributed to be returned to the respective investment partnerships. As required by the Private Equity Funds’ partnership agreements, the general partners of each private equity fund maintain a defined amount in escrow in the event that distributions received by such general partner must be returned due to investment underperformance. Prior to the IPO, these escrowed amounts were not included in the Company’s accounts. Subsequent to the IPO, the Company will reflect its pro rata share of ECP II carried interest held in escrow on its balance sheet.

Net interest revenue is derived from investing customer funds in financing transactions by PCB. The net interest total reflects gross interest revenue less interest expense on repurchases and resales of Mexican government securities.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities. Our operations, prior to the IPO and reorganization transactions, were organized as a series of partnerships, limited liability companies and sub-chapter S corporations. Accordingly, our income was not subject to U.S. federal income taxes. Taxes related to income earned by these entities represented obligations of the individual members, partners or shareholders and were not reflected in the accompanying historical Condensed Combined/Consolidated Financial Statements. Income taxes shown on our historical Condensed Combined/Consolidated Statements of Income are attributable to the New York City Unincorporated Business Tax and the New York City general corporate tax. Upon the consummation of the IPO and becoming a C corporation, we are subject to federal, state, local and foreign income taxes.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. After giving effect to the Reorganization, including our combination with Protego, our goodwill as of September 30, 2006 was $31.0 million.

Equity Compensation

Share-Based Payment—On December 16, 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which is a revision of SFAS No. 123 “Accounting for Stock Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Condensed Consolidated Statements of Income based on their fair values. Pro forma disclosure is no longer an alternative. The Company has operated as a series of partnerships, limited liability companies and sub-chapter S corporations and has not historically issued stock-based compensation awards. The Company adopted SFAS 123(R) on January 1, 2006. We recorded $4.3 million of expense related to the vesting of RSU grants made at the date of our IPO.

Recently Issued Accounting Standards

FIN 47—In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies guidance provided in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company’s condensed combined/consolidated financial condition or operating results.

SFAS 154—In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,”,” which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The adoption of SFAS 154 did not have a material effect on our condensed combined/consolidated financial condition or operating results.

SFAS 155—In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We are currently assessing the impact of adopting SFAS 155, but do not expect the standard to have a material impact on our financial condition, operating results, and cash flows of the Company.

SFAS 156—In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. We are currently assessing the impact of adopting SFAS 156, but do not expect the standard to have a material impact on the financial condition, operating results, and cash flows of the Company.

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

SFAS 157—In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on the financial condition, operating results, and cash flows of the Company.

SFAS 158—In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective in fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting SFAS 158 on the financial condition, operating results, and cash flows of the Company.

SAB 108—In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company is currently assessing the impact of adopting SAB 108 on the financial condition, operating results, and cash flows of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.” We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 2 —“Market Risk” above.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of September 30, 2006.

In connection with this evaluation, management determined that deficiencies in our internal control over financial reporting related to accounting for repurchase agreements entered into by PCB, the Mexican asset management subsidiary of Protego, which we acquired in August 2006, that affected the combined and consolidated financial statements of Protego Historical, for the year ended December 31, 2005, the three and six months ended March 31, 2006 and 2005 and the three and six months ended June 30, 2006 and 2005, constituted a material weakness (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements of the Public Company Accounting Oversight Board) in our internal control over financial reporting and that such weakness had not been fully remediated as of September 30, 2006.

Other than as described above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The statements contained in Exhibits 31.1, 31.2 and 31.3 to this Quarterly Report on Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.

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

In addition, on August 15, 2006, the Trustee also filed a complaint against Evercore Restructuring and Jefferies & Company, Inc., financial advisor to certain of High Voltage’s creditors in the first bankruptcy, asserting claims against Evercore Restructuring for gross negligence and breach of fiduciary duty, based on the same underlying allegations included in the bankruptcy court motion. On September 15, 2006, High Voltage filed an amended complaint adding Fried, Frank, Harris, Shriver and Jacobson LLP, High Voltage’s counsel in the first bankruptcy, as an additional defendant. We moved for judgment on the pleadings on a variety of affirmative defenses and other grounds, including failure to allege facts constituting gross negligence or breach of fiduciary duty, releases of Evercore Restructuring approved in the order confirming High Voltage’s plan of reorganization, and acknowledgements by High Voltage in Evercore Restructuring’s engagement letter, which was disclosed to the bankruptcy court prior to its approval of the retention of Evercore Restructuring, that Evercore Restructuring was not a fiduciary and would rely on management’s representations when rendering its advisory services. The motion has been set for hearing in January 2007. Evercore believes the litigations against it are meritless and its defenses are substantial.

General

In addition to the proceedings set forth above, from time to time we may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses, and U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States and Mexican Financial Authorities, conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. When those circumstances arise, management will make what it believes are adequate provisions in the financial statements for any expected liabilities which may result. Nevertheless, such proceedings are subject to inherent uncertainties and unfavorable events could occur. Were such unfavorable events to occur, there exists the possibility of a material adverse impact to our operating results, financial position or liquidity as of and for the period in which such events occur.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Registration Statement on Form S-1 that was effective August 10, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment to 2006 Evercore Partners Inc. Stock Incentive Plan.

31.1	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2006

Evercore Partners Inc.

By:	/s/ ROGER C. ALTMAN
Name:	Roger C. Altman
Title:	Chairman and Co-Chief Executive Officer

By:	/s/ AUSTIN M. BEUTNER
Name:	Austin M. Beutner
Title:	Co-Chief Executive Officer and President

By:	/s/ DAVID E. WEZDENKO
Name:	David E. Wezdenko
Title:	Chief Financial Officer