Form 10-Q/A
period 2006-06-30
Evercore Partners Inc.
filed 2007-02-21
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

References to “Evercore Holdings” or “the Company,” refer to Evercore Holdings, which, prior to the August 2006 Reorganization described herein, was comprised of certain combined entities under the common ownership of the Evercore Senior Managing Directors (the “Members”) and common control of two of the founding Members (the “Founding Members”).

i

Explanatory Note

We are filing this Quarterly Report on Form 10-Q/A to restate our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 that was filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2006.

As previously disclosed in our Quarterly Report on our Form 10-Q, that was filed on November 20, 2006, prior to our acquisition of Protego Asesores, S.A. de C.V. (“Asesores”), its subsidiaries and Protego SI, S.C. (collectively, “Protego Historical”), Protego Historical improperly accounted for repurchase and reverse repurchase agreements entered into by Protego Casa de Bolsa, S.A. de C.V., the Mexican asset management subsidiary of Asesores, on a net basis instead of recording separate assets and liabilities or separately recording revenue for the interest earned and the associated interest expense as an offset to total revenue. Due to this error in accounting, on November 18, 2006, we determined that the combined and consolidated financial statements of Protego Historical as of and for the year ended December 31, 2005 and the related Independent Auditors’ Report and as of and for the three months ended March 31, 2006 and 2005, and as of and for the three and six months ended June 30, 2006 and 2005, should no longer be relied upon.

As a result, we are filing this Form 10-Q/A restating certain financial information therein including (i) restated combined and consolidated financial statements of Protego Historical as of and for the three and six months ended June 30, 2006 and 2005 and (ii) the restated unaudited condensed consolidated pro forma financial statements as of and for the three and six months ended June 30, 2006. Except for Part I, Items 1, 1A and 4 and certain exhibits under Part II, Item 6, no other information included in the Form 10-Q as originally filed is being restated by, or repeated in this Quarterly Report on Form 10-Q/A and this Quarterly Report on Form 10-Q/A should be read together with the Form 10-Q as originally filed, except for Part I Items 1, 1A and 4 and certain exhibits under Part II, Item 6, which are restated in their entirety herein. Cross references within this Quarterly Report on Form 10-Q/A to items other than Part I Item 1, 1A and 4 and certain exhibits under Part II, Item 6 are references to those items in the Form 10-Q as originally filed. This Quarterly Report on Form 10-Q/A does not otherwise update the disclosures, including forward-looking information, set forth in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 as originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-Q on September 25, 2006. Such events include, among others, events described in our reports under the Securities Exchange Act of 1934, as amended, filed with the SEC since September 25, 2006.

In addition, the Company has added required disclosure for the pro forma effects of the distribution of the pre-offering profits on the Protego Historical Combined and Consolidated Balance Sheets as of June 30, 2006 and in the related Note 6.

Exhibits 31.1, 31.2 and 31.3 and 32.1, 32.2 and 32.3 are being included in this Form 10-Q/A and have been dated as of the date of this filing but are otherwise unchanged.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Combined Financial Statements of Evercore Holdings

Page
Condensed Combined Statements of Financial Condition as of December 31, 2005 and June 30, 2006 (Unaudited)*	2

Condensed Combined Statements of Income for the three month and six month periods ended June 30, 2005 (Unaudited)* and 2006 (Unaudited)*	3

Condensed Combined Statement of Changes in Members’ Capital for the six month period ended June 30, 2006 (Unaudited)*	4

Condensed Combined Statements of Cash Flows for the six month periods ended June 30, 2005 (Unaudited)* and 2006 (Unaudited)*	5

Notes to Unaudited Condensed Combined Financial Statements*	6

Combined and Consolidated Financial Statements of Protego Asesores, S.A. de C.V., Subsidiaries and Protego SI, S.C.

Protego Asesores, S.A. de C.V. Restated Combined and Consolidated Statements of Financial Condition as of December 31, 2005 and June 30, 2006 (Unaudited)	24

Protego Asesores, S.A. de C.V. Restated Combined and Consolidated Statements of Income for the three month and six month periods ended June 30, 2005 (Unaudited) and 2006 (Unaudited)	25

Protego Asesores, S.A. de C.V. Restated Combined and Consolidated Statements of Changes in Stockholders’ Equity for the six month period ended June 30, 2006 (Unaudited)	26

Protego Asesores, S.A. de C.V. Restated Combined and Consolidated Statements of Cash Flows for the six month periods ended June 30, 2005 (Unaudited) and 2006 (Unaudited)	27

Notes to Protego Asesores Restated Unaudited Combined and Consolidated Financial Statements	28

*	These unaudited condensed combined financial statements reflect the historical results of operations and financial position of Evercore Holdings and are not indicative of the expected future consolidated results of Evercore Partners Inc. following its August 2006 reorganization. The reorganization is presented in greater detail in Part I, Item 1A “Pro Forma Financial Information (Unaudited)” in this report. Specifically, the historical results of operations of Evercore Holdings do not reflect:

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

PROTEGO ASESORES, S. A. DE C. V. SUBSIDIARIES AND PROTEGO SI, S. C.

COMBINED AND CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2005	June 30, 2006 (unaudited)	Pro Forma June 30, 2006 (unaudited)
	Restated	Restated	Restated
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$4,247	$4,169	$—
Financial Instruments Owned and Pledged as Collateral at Fair Value	29,434	131,741	131,741
Securities Purchased Under Agreements to Resell	15,315	133,066	133,066
Clients Accounts Receivable	1,147	2,791	2,391
Other Receivables	128	162	162
Recoverable Taxes	500	119	119

Total Current Assets	50,771	272,048	267,479
Furniture, Equipment and Leasehold Improvements	1,053	1,018	1,018
Long-Term Investment	1,350	1,267	1,267
Guaranty Deposits	49	28	28
Other Long-Term Assets	635	597	597

TOTAL ASSETS	$53,858	$274,958	$270,389

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities	$607	$741	$741
Securities Sold Under Agreements to Repurchase	44,780	264,860	264,860
Bonus Payable	273	512	512
Income Tax Payable	837	390	390
Value Added Tax	92	438	438
Taxes Payable (withholding taxes)	299	142	142
Other Taxes	71	85	85

Total Current Liabilities	46,959	267,168	267,168

TOTAL LIABILITIES	46,959	267,168	267,168

Minority Interest	1,279	1,371	1,371

Commitments and Contingencies	—	—	—

STOCKHOLDERS’ EQUITY:
Capital Stock (fixed)	8	8	8
Retained Earnings	5,299	6,485	1,916
Accumulated Other Comprehensive Income (loss)	313	(74)	(74)

TOTAL STOCKHOLDERS’ EQUITY	5,620	6,419	1,850

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$53,858	$274,958	$270,389

See accompanying notes to unaudited combined and consolidated financial statements.

PROTEGO ASESORES, S. A. DE C. V. SUBSIDIARIES AND PROTEGO SI, S. C.

UNAUDITED COMBINED AND CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	Restated	Restated	Restated	Restated
REVENUES
Advisory	$1,985	$3,546	$10,303	$5,835
Investment Management	539	572	1,101	1,361
Interest Income	819	3,125	872	4,349

Total Revenues	3,343	7,243	12,276	11,545
Interest Expense	699	2,969	732	4,030

Net Revenues	2,644	4,274	11,544	7,515
EXPENSES
Compensation and Benefits	2,072	2,262	5,395	3,841
Occupancy and Equipment Rental	136	121	245	255
Professional Fees	472	(30)	874	592
Travel and Related Expenses	139	173	241	315
Communications and Information Services	97	118	160	230
Depreciation and Amortization	56	125	107	243
Other Operating Expenses	297	255	805	499

Total Expenses	3,269	3,024	7,827	5,975

OPERATING INCOME	(625)	1,250	3,717	1,540
Income Tax (Benefit)	(311)	534	1,476	770
Minority Interest	(270)	(224)	(712)	(416)

NET INCOME	$(44)	$940	$2,953	$1,186

See accompanying notes to unaudited combined and consolidated financial statements.

PROTEGO ASESORES, S. A. DE C. V. SUBSIDIARIES AND PROTEGO SI, S. C.

UNAUDITED COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(dollars in thousands)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances at January 1, 2006	$8	$5,299	$313	$5,620
Currency Translation Adjustment	—	—	(387)	(387)
Net Income for the Period of Six Months	—	1,186	—	1,186

Balances at June 30, 2006	$8	$6,485	$(74)	$6,419

See accompanying notes to unaudited combined and consolidated financial statements.

PROTEGO ASESORES, S. A. DE C. V. SUBSIDIARIES AND PROTEGO SI, S. C.

UNAUDITED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2005	2006
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income for the Period	$2,953	$1,186
Adjustments to Reconcile Net Income to Net Cash From Operating Activities:
Depreciation and Amortization	107	243
Minority Interest	1,705	178
Net Change in Working Capital, Excluding Cash and Cash Equivalents	(567)	(1,133)

Net Cash Provided by Operating Activities	4,198	474

INVESTING ACTIVITIES
Financial Instruments Owned and Pledged as Collateral at Fair Value	5,276	102,307
Long-Term Investment	(8)	1
Purchase of Furniture and Equipment	(251)	(228)

Net Cash Provided by Investing Activities	5,017	102,080

FINANCING ACTIVITIES
Securities Purchased Under Agreements to Resell	21,482	117,751
Securities Sold Under Agreements to Repurchase	(26,759)	(220,080)

Net Cash Used in Financing Activities	(5,277)	(102,329)
EFFECT OF EXCHANGE RATE ON CASH	169	(303)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,107	(78)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	492	4,247

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,599	$4,169

ADDITIONAL DISCLOSURE OF CASH FLOWS INFORMATION:
Taxes Paid	$1,573	$1,307

Interest Paid	$732	$4,030

See accompanying notes to unaudited combined and consolidated financial statements.

PROTEGO ASESORES, S. A. DE C. V. SUBSIDIARIES AND PROTEGO SI, S. C.

NOTES TO THE UNAUDITED COMBINED AND CONSOLIDATED

FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands)

NOTE 1 - PURPOSE AND BASIS OF PREPARATION OF THESE FINANCIAL STATEMENTS:

The accompanying unaudited interim financial statements have been prepared by Protego Asesores, S. A. de C. V. (the “Company” or “Asesores”), subsidiaries and Protego SI, S. C. (“Protego Historical”). In the opinion of the management of Asesores, they contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and 2006, and the results of operations for the three and six-month periods ended June 30, 2005 and 2006.

NOTE 2 - RESTATEMENT:

Asesores, through its subsidiary Protego Casa de Bolsa, S. A. de C. V. (“PCB”), enters into repurchase agreements with clients whereby PCB transfers to the clients securities (typically, Mexican government securities) in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. PCB accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions. PCB recorded a liability in the Unaudited Combined and Consolidated Statements of Financial Position in relation to repurchase transactions executed with clients as securities sold under agreements to repurchase. PCB recorded as assets in the Unaudited Combined and Consolidated Statements of Financial Position financial instruments owned and pledged as collateral at fair value (where it has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and securities purchased under agreements to resell (where it has acquired the securities deliverable to clients under these resell agreements by entering into reverse repurchase agreements with unrelated third parties). As of June 30, 2006, PCB had $264.9 million of repurchase transactions executed with clients, of which $131.7 million related to securities PCB purchased in the open market and $133.1 million of reverse repurchase transactions with third parties. Net income for the period includes interest income earned and interest expense incurred under these agreements. Previously, Asesores accounted for these arrangements on a net basis instead of recording separate assets and liabilities or separately recording revenue for the interest earned and the associated interest expense as an offset to total revenue.

Upon consideration of Financial Interpretation No. 41 (“FIN 41”) and the provisions of SFAS No. 140, Asesores has determined that the historical combined and consolidated financial statements as of and for the three and six months ended June 30, 2005 and 2006 should have reflected these transactions on a gross basis and has restated certain financial information in accordance with SFAS No. 154, for the three and six months ended June 30, 2005 and 2006. The information in the following table shows the effect of the restatement on each affected financial statement line item:

	June 30,		Effect of Change
	As Previously Reported 2006	Restated 2006
COMBINED AND CONSOLIDATED BALANCE SHEETS
Financial Instruments Owned and Pledged as Collateral at Fair Value	$—	$131,741	$131,741
Securities Purchased Under Agreements to Resell	—	133,066	133,066
Total Current Assets	7,241	272,048	264,807
Total Assets	10,151	274,958	264,807
Accounts Payable and Accrued Liabilities	794	741	(53)
Securities Sold Under Agreements to Repurchase	—	264,860	264,860
Total Current Liabilities	2,361	267,168	264,807
Total Liabilities	2,361	267,168	264,807
Total Liabilities, Minority Interest and Stockholders’ Equity	10,151	274,958	264,807

	December 31,		Effect of Change
	As Previously Reported 2005	Restated 2005
COMBINED AND CONSOLIDATED BALANCE SHEETS
Financial Instruments Owned and Pledged as Collateral at Fair Value	$—	$29,434	$29,434
Securities Purchased Under Agreements to Resell	—	15,315	15,315
Total Current Assets	6,022	50,771	44,749
Total Assets	9,109	53,858	44,749
Accounts Payable and Accrued Liabilities	638	607	(31)
Securities Sold Under Agreements to Repurchase	—	44,780	44,780
Total Current Liabilities	2,210	46,959	44,749
Total Liabilities	2,210	46,959	44,749
Total Liabilities, Minority Interest and Stockholders’ Equity	9,109	53,858	44,749

	Three Months Ended June 30,		Effect of Change	Three Months Ended June 30,		Effect of Change	Six Months Ended June 30,		Effect of Change	Six Months Ended June 30,		Effect of Change
	As Previously Reported 2005	Restated 2005		As Previously Reported 2006	Restated 2006		As Previously Reported 2005	Restated 2005		As Previously Reported 2006	Restated 2006
COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
Interest Income	$120	$819	$699	$156	$3,125	$2,969	$140	$872	$732	$319	$4,349	$4,030
Total Revenues	2,644	3,343	699	4,274	7,243	2,969	11,544	12,276	732	7,515	11,545	4,030
Interest Expense	—	699	699	—	2,969	2,969	—	732	732	—	4,030	4,030

	Six Months Ended June 30,		Effect of Change	Six Months Ended June 30,		Effect of Change
	As Previously Reported 2005	Restated 2005		As Previously Reported 2006	Restated 2006
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
Net Change in Working Capital, Excluding Cash and Cash Equivalents	$(568)	$(567)	$1	$(1,155)	$(1,133)	$22
Net Cash Provided by Operating Activities	4,197	4,198	1	452	474	22
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	5,276	5,276	—	102,307	102,307
Net Cash Provided by (Used in) Investing Activities	(259)	5,017	5,276	(227)	102,080	102,307
Securities Purchased Under Agreements to Resell	—	21,482	21,482	—	117,751	117,751
Securities Sold Under Agreements to Repurchase	—	(26,759)	(26,759)	—	(220,080)	(220,080)
Net Cash Used in Financing Activities	—	(5,277)	(5,277)	—	(102,329)	(102,329)
Additional Disclosure of Cash Flows Information:
Interest Paid	—	732	732	—	4,030	4,030

PROTEGO ASESORES, S. A. DE C. V. SUBSIDIARIES AND PROTEGO SI, S. C.

NOTES TO THE UNAUDITED COMBINED AND CONSOLIDATED

FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands)

NOTE 3 - OPERATIONS OF THE COMPANY:

The accompanying unaudited combined and consolidated financial statements include those of Asesores, its subsidiaries and Protego SI, S. C. (“PSI”) an associated Company. PSI’s financial statements are combined because both entities are under common control of the shareholders of Asesores.

As of June 30, 2006, Asesores’ main activities are as follows:

a.	Financial Advisory, which includes mergers, acquisitions, energy project finance, sub-national public finance and infrastructure, real estate financial advisory and restructurings.

b.	Private equity investment management which includes a joint venture with Discovery Capital Partners LLC in a private equity funds denominated Discovery Americas I (“DAI”).

c.	Investments for institutional investors and high net worth individuals through PCB whose main activities include, among others, to provide clients with investment and risk management advice, trade execution and custody services for client assets.

Following are Asesores’ principal subsidiaries, which Asesores effectively controls and substantially wholly owns:

Company	Shares (%)	Main activities
Protego Administradores, S. A. de C. V.	99.97	Administrative Services
Sedna, S. de R. L.	99.99	Advisory Services
BD Protego, S. A. de C. V.	99.80	Advisory Services
Protego PE, S. A. de C. V.	99.98	Investment Company
Protego Servicios, S. C.	99.98	Advisory Services
Protego Casa de Bolsa, S. A. de C. V.	51.00	Brokerage House
Protego CB Servicios, S. C.	51.00	Advisory Services

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

FIN 47 - In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies guidance provided in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred and the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. Asesores estimates that the adoption of FIN 47 had no potential impact on Asesores’ combined and consolidated financial condition or results of operations.

SFAS 154 - In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. Except as described in Note 2-Restatement, the adoption of SFAS No. 154 had no material impact on the Unaudited Combined and Consolidated Financial Statements for the three and six months ended June 30, 2005 and 2006.

Emerging Issues Task Force Issue No. 04-5 - In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under Issue 04-5, the general partners in a limited partnership or similar entity are presumed to control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. A general partner should assess the limited partners’ rights and their impact on the presumption of control. If the limited partners have either a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause or b) substantive participating rights, the general partners do not control the limited partnership. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreement is modified, Issue 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, Issue 04-5 is effective for the first reporting period in fiscal years beginning after December 15, 2005, and allows either of two transition methods. As of June 30, 2006, the Company has determined that consolidation of the private equity fund will not be required pursuant to Issue 04-5.

PROTEGO ASESORES, S. A. DE C. V. SUBSIDIARIES AND PROTEGO SI, S. C.

NOTES TO THE UNAUDITED COMBINED AND CONSOLIDATED

FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(dollars in thousands)

SFAS 155 – In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Asesores is currently assessing the impact of adopting SFAS 155, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of Asesores.

SFAS 156 – In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Asesores is currently assessing the impact of adopting SFAS 156, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of Asesores.

FIN 48 – In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. Asesores is currently assessing the impact of adopting FIN 48 on the financial condition, results of operations, and cash flows of Asesores.

SFAS 157 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Asesores is currently assessing the impact of adopting SFAS 157 on the financial condition, results of operations, and cash flows of Asesores.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

Asesores leases certain office space. Future annual minimum lease payments under all non-cancelable operating leases are $117 and $32 in 2006 and 2007, respectively.

NOTE 6 - PRO FORMA COMBINED AND CONSOLIDATED STATEMENT OF FINANCIAL CONDITION:

On May 12, 2006, Asesores agreed to combine its business with that of Evercore Partners Inc. Prior to the combination with Evercore Partners Inc., Asesores intends to distribute to the shareholders of Asesores an amount equal to Asesores’ net income for the period from January 1, 2005 through the date of the combination. The pro forma combined and consolidated statement of financial condition as of June 30, 2006 gives pro forma effect to this distribution of pre-combination profits in the amount of $4,569, as if the distribution had been effected as of June 30, 2006.

The unaudited pro forma combined and consolidated statement of financial condition is presented for illustrative purposes only and does not purport to represent Asesores’ combined and consolidated financial condition had the distribution of pre-combination profits been effected on June 30, 2006 or to project Asesores’ combined and consolidated financial condition for any future date.

NOTE 7 - SUBSEQUENT EVENTS:

On May 12, 2006, Asesores agreed to combine its business with that of Evercore Partners Inc., a leading investment banking boutique in the U.S. Evercore Partners Inc. provides advisory services to prominent multinational corporations on significant mergers, acquisitions, divestitures, restructurings and other strategic corporate transactions. Evercore Partners Inc. approaches its advisory business in much the same way as Asesores, by building long-standing relationships and acting as a trusted advisor to company management free from the conflicts that larger institutions may encounter. Additionally, Asesores, through its subsidiary PCB, provides investment management services for institutional investors and high net worth individuals.

Derived from this business combination on August 11, 2006, Evercore Partners Inc. issued a public offering in the New York Stock Exchange.

Asesores has incurred certain expenses that should be reimbursed once the purpose of the combination is achieved. As of July 31, 2006, these expenses are estimated at $1,269.

Asesores has signed a service agreement with a Senior Managing Director who is leaving the company by the end of June 2006. Once certain conditions are met, this agreement could represent an expense for Protego of up to $1,990 within the next months.

Item 1A.	Pro Forma Financial Information (Unaudited)

Page
Restated Unaudited Condensed Consolidated Pro Forma Statements of Income For The Three Month and The Six Month Periods Ended June 30, 2006	32

Restated Unaudited Condensed Consolidated Pro Forma Statements of Financial Condition at June 30, 2006	34

The following pro forma financial information has been revised for the effects of the restatement, as discussed in Note 2 to the Unaudited Combined and Consolidated Financial Statements of Protego Historical as of and for the three and six months ended June 30, 2006 included in Item 1 to this Quarterly Report on Form 10-Q/A. Please refer to the Evercore Partners Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 for more recent information.

The unaudited condensed consolidated pro forma financial information of Evercore Partners Inc. should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Evercore Holdings and Protego Historical financial statements and related notes included elsewhere in the Form 10-Q for the quarterly period ended June 30, 2006 that was filed with the SEC on September 25, 2006.

As described below and elsewhere in this quarterly report on Form 10-Q/A, the historical results of operations for periods prior to August 10, 2006, the date of the Reorganization, are not comparable to results of operations for subsequent periods. Accordingly, for periods prior to August 10, 2006, Evercore believes that pro forma results provide the most meaningful basis for comparison of historical periods.

The following unaudited condensed consolidated pro forma statements of income for the three month and the six month periods ended June 30, 2006, and the unaudited condensed consolidated pro forma statements of financial condition at June 30, 2006 present the consolidated results of operations and financial position of Evercore Partners Inc. assuming that the Reorganization had been completed as of January 1, 2006. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the reorganization transactions on the historical financial information of Evercore. The adjustments are described in the notes to the unaudited condensed consolidated pro forma statements of income and financial condition. The Evercore LP pro forma adjustments principally give effect to the following items:

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

The Evercore Partners Inc. pro forma adjustments principally give effect to the Formation Transaction and the Protego Combination described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” as well as the following items:

•

in the case of the unaudited condensed consolidated pro forma statements of income data, total compensation and benefits expenses at 50% of our net revenue, which gives effect to our policy following the initial public offering to set our total compensation and benefits expenses at a level not to exceed 50% of our net revenue each year (excluding for purposes of this calculation, any revenue or compensation and benefits expense relating to gains or losses on investments or carried interest), and we initially expect to accrue compensation and benefits expense equal to 50% of our net revenue following the initial public offering. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Employee Compensation and Benefits Expense”;

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

Restatement. Protego Asesores, S.A. de C.V. (“Asesores”), through its subsidiary Protego Casa de Bolsa, S. A. de C. V. (“PCB”), enters into repurchase agreements with clients whereby PCB transfers to the clients securities (typically, Mexican government securities) in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. PCB accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions. PCB recorded a liability in the Combined and Consolidated Statements of Financial Position in relation to repurchase transactions executed with clients as securities sold under agreements to repurchase. PCB recorded as assets in the Combined and Consolidated Statements of Financial Position financial instruments owned and pledged as collateral at fair value (where it has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and securities purchased under agreements to resell (where it has acquired the securities deliverable to clients under these resell agreements by entering into reverse repurchase agreements with unrelated third parties). As of June 30, 2006, PCB had $264.9 million of repurchase transactions executed with clients, of which $131.7 million related to securities PCB purchased in the open market and $133.1 million of reverse repurchase transactions with third parties. Net income for the period includes interest income earned and interest expense incurred under these agreements. Previously, Asesores accounted for these arrangements on a net basis instead of recording separate assets and liabilities or separately recording revenue for the interest earned and the associated interest expense as an offset to total revenue.

Upon consideration of Financial Interpretation No. 41 (“FIN 41”) and the provisions of SFAS No. 140, Asesores has determined that the historical combined and consolidated financial statements of Asesores as of and for the three months and the six months ended June 30, 2006 should have reflected these transactions on a gross basis and has restated certain financial information in accordance with SFAS No. 154 for the three and six months ended June 30, 2006.

Unaudited Condensed Consolidated Pro Forma Statements of Income

Six Months Ended June 30, 2006

	(dollars in thousands, except per share data)
	Evercore Holdings Historical	Adjustments for Formation		Evercore Post Formation	Protego Historical	Protego Combination Adjustments		Protego as Adjusted	Evercore LP Pro Forma	Adjustments For Offering		Evercore Partners Inc. Pro Forma
					Restated			Restated	Restated			Restated
Advisory Revenue	$72,570	$—		$72,570	$5,835	$—		$5,835	$78,405	$—		$78,405
Investment Management Revenue	16,246	(4,943	)(a)	11,303	1,361	—		1,361	12,664	—		12,664
Interest Income and Other Revenue	300	—		300	4,349	—		4,349	4,649	—		4,649

Total Revenues	89,116	(4,943)		84,173	11,545	—		11,545	95,718	—		95,718
Interest Expense	—	—		—	4,030	—		4,030	4,030	—		4,030

Net Revenues	89,116	(4,943)		84,173	7,515	—		7,515	91,688	—		91,688

Compensation and Benefits	16,852	—		16,852	3,841	—		3,841	20,693	25,151	(f)	45,844
Professional Fees	10,721	—		10,721	592	—		592	11,313	—		11,313
Other Operating Expenses	9,059	(26	)(a)	9,033	1,542	—		1,542	10,575	—		10,575
Amortization of Intangibles	—	—		—	—	2,739	(c)	2,739	2,739	—		2,739

Total Expenses	36,632	(26)		36,606	5,975	2,739		8,714	45,320	25,151		70,471

Income Before Minority Interest and Income Taxes	52,484	(4,917)		47,567	1,540	(2,739)		(1,199)	46,368	(25,151)		21,217
Minority Interest	(1)	1	(a)	—	(416)	161	(d)	(255)	(255)	15,365	(g)	15,110

Income Before Income Taxes	52,485	(4,918)		47,567	1,956	(2,900)		(944)	46,623	(40,516)		6,107
Provision for Income Taxes	1,884	(106	)(b)	1,778	770	—	(e)	770	2,548	635	(h)	3,183

Net Income	$50,601	$(4,812)		$45,789	$1,186	$(2,900)		$(1,714)	$44,075	$(41,151)		$2,924

Weighted Average Shares of Class A Common Stock Outstanding:
Basic	—	—		—	—	—		—	—	—		4,795	(i)
Diluted	—	—		—	—	—		—	—	—		4,795	(i)
Net Income Available to Holders of Shares of Class A Common Stock Per Share:
Basic	—	—		—	—	—		—	—	—		$0.61	(i)
Diluted	—	—		—	—	—		—	—	—		$0.61	(i)

See notes to unaudited condensed consolidated pro forma statements of income.

Unaudited Condensed Consolidated Pro Forma Statements of Income

Three Months Ended June 30, 2006

	(dollars in thousands, except per share data)
	Evercore Holdings Historical	Adjustment for Formation		Evercore Post Formation	Protego Historical	Protego Combination Adjustments		Protego as Adjusted	Evercore LP Pro Forma	Adjustments for Offering		Evercore Partners Inc. Pro Forma
					Restated			Restated	Restated			Restated
Advisory Revenue	$40,173	$—		$40,173	$3,546	$—		$3,546	$43,719	$—		$43,719
Investment Management Revenue	3,138	173	(a)	3,311	572	—		572	3,883	—		3,883
Interest Income and Other Revenue	179	—		179	3,125	—		3,125	3,304	—		3,304

Total Revenues	43,490	173		43,663	7,243	—		7,243	50,906	—		50,906
Interest Expense	—	—		—	2,969	—		2,969	2,969	—		2,969

Net Revenues	43,490	173		43,663	4,274	—		4,274	47,937	—		47,937

Compensation and Benefits	8,093	—		8,093	2,262	—		2,262	10,355	13,614	(f)	23,969
Professional Fees	5,053	—		5,053	—	—		—	5,053	—		5,053
Other Operating Expenses	4,780	(11	)(a)	4,769	762	—		762	5,531	—		5,531
Amortization of Intangibles	—	—		—	—	1,370	(c)	1,370	1,370	—		1,370

Total Expenses	17,926	(11)		17,915	3,024	1,370		4,394	22,309	13,614		35,923

Income Before Minority Interest and Income Taxes	25,564	184		25,748	1,250	(1,370)		(120)	25,628	(13,614)		12,014
Minority Interest	6	(6	)(a)	—	(224)	87	(d)	(137)	(137)	8,697	(g)	8,560

Income Before Income Taxes	25,558	190		25,748	1,474	(1,457)		17	25,765	(22,311)		3,454
Provision for Income Taxes	905	(35	)(b)	870	534	—	(e)	534	1,404	397	(h)	1,801

Net Income	$24,653	$225		$24,878	$940	$(1,457)		$(517)	$24,361	$(22,708)		$1,653

Weighted Average Shares of Class A Common Stock Outstanding:
Basic												4,795	(i)
Diluted												4,795	(i)
Net Income Available to Holders of Shares of Class A Common Stock Per Share:
Basic												$0.34	(i)
Diluted												$0.34	(i)

See notes to unaudited condensed consolidated pro forma statements of income.

Unaudited Condensed Consolidated Pro Forma Statement of Financial Condition

as of June 30, 2006

	(dollars in thousands, except per share data)
	Evercore Holdings Historical	Adjustments for Formation		Evercore Post Formation		Protego Historical	Protego Combination Adjustments(m)			Protego as Adjusted	Evercore LP Pro Forma	Adjustments for Offering		Evercore Partners Inc. Pro Forma
						Restated				Restated	Restated			Restated
Cash and Cash Equivalents	$16,357	$(14,838	)(j)(k)	$1,519		$4,169		$(4,169	)(m)	$—	$1,519	$49,606	(u)(v)	$51,125
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	—		—		131,741		—		131,741	131,741	—		131,741
Securities Purchased Under Agreements to Resell	—	—		—		133,066		—		133,066	133,066	—		133,066
Accounts Receivable	17,519	(4,545	)(k)	12,974		2,791		(400	)(m)	2,391	15,365			15,365
Investments at Fair Value	30,096	(16,757	)(j)	13,339		1,267				1,267	14,606			14,606
Goodwill	—	—		—				31,470	(n)	31,470	31,470			31,470
Intangible Assets				—				3,770	(o)	3,770	3,770			3,770
Other Assets	19,930	(2	)(j)	19,928		1,924		(3,112	)(p)	(1,188)	18,740	(5,416	)(w)	13,324

Total Assets	$83,902	$(36,142)		$47,760		$274,958		$27,559		$302,517	$350,277	$44,190		$394,467

Short-Term Borrowings	$30,000	$—		$30,000		$	$			$	$30,000	$(30,000	)(v)	$—
Accrued Compensation and Benefits	10,607	—		10,607		512				512	11,119			11,119
Accounts Payable and Accrued Expenses	12,882	—		12,882		741				741	13,623			13,623
Securities Sold Under Agreements to Repurchase	—	—		—		264,860		—		264,860	264,860	—		264,860
Notes Payable	—	—		—				7,000	(q)	7,000	7,000	(7,000	)(v)	—
Other Liabilities	1,900	(89	)(j)	1,811		1,055				1,055	2,866			2,866

Total Liabilities	55,389	(89)		55,300		267,168		7,000		274,168	329,468	(37,000)		292,468

Minority Interest	273	(273	)(j)	—		1,371		(532	)(r)	839	839	19,970	(x)	20,809

Members’ Capital	28,119	(35,780	)(j)(k)	(7,661	)(l)			27,510	(s)	27,510	19,849	(19,849	)(x)	—
Retained Earnings						6,485		(6,485	)(t)(m)	—	—	(4,338	)(y)	(4,338)
Accumulated Other Comprehensive Income	121	—		121		(74)		74	(t)	—	121	(121	)(x)	—
Class A Common Stock, $0.01 par value per share		—		—						—	—	45	(u)(v)	45
Class B Common Stock, $0.01 par value per share	—	—		—						—	—			—
Restricted Stock Units												4,338	(y)	4,338
Additional Paid-in-Capital	—	—		—		8		(8	)(t)	—	—	81,145	(u)(v)(w)	81,145

Total Stockholders’ Equity	28,240	(35,780)		(7,540)		6,419		21,091		27,510	19,970	61,220		81,190

Total Liabilities and Stockholders’ Equity	$83,902	$(36,142)		$47,760		$274,958		$27,559		$302,517	$350,277	$44,190		$394,467

See notes to unaudited condensed consolidated pro forma statement of financial condition.

Notes to Unaudited Condensed Consolidated Pro Forma Statements of Income (dollars in thousands, unless otherwise noted):

(a)	Adjustment reflects the elimination of the historical results of operations for the general partners of the Evercore Capital Partners I, Evercore Capital Partners II and Evercore Ventures funds and certain other entities through which Messrs. Altman and Beutner have invested capital in the Evercore Capital Partners I fund, specifically, Evercore Founders LLC and Evercore Founders Cayman Limited, which will not be contributed to Evercore LP. For the six months ended June 30, 2006, this adjustment reflects $4,943 of net gains associated with carried interest and portfolio investments, $1 minority interest, and $26 of general partnership level expenses. For the three months ended June 30, 2006, this adjustment reflects $173 of net losses associated with carried interest and portfolio investments, $(6) of minority interest and $11 of general partnership level expenses.

(b)	Adjustment reflects the tax impact on Evercore LP’s New York City Unincorporated Business Tax, or “UBT”, associated with adjustments for the Formation Transaction, including the New York City tax impact of converting the subchapter S corporations to limited liability companies. Since the entities that form Evercore have been limited liability companies, partnerships or sub-chapter S entities, Evercore’s income has not been subject to U.S. federal and state income taxes. Taxes related to income earned by limited liability companies and partnerships represent obligations of the individual Senior Managing Directors. Income taxes shown on Evercore Holdings’ historical combined statements of income are attributable to the New York City UBT, attributable to Evercore’s operations apportioned to New York City.

(c)	Reflects the amortization of intangible assets acquired in conjunction with the purchase of Protego with an estimated useful life ranging from 0.5 years to five years. The intangible assets with finite useful lives include the following asset types: client backlog and relationships, broker dealer license and non-competition and non-solicitation agreements. See Notes (e) and (o) under “Notes to Unaudited Condensed Consolidated Pro Forma Statement of Financial Condition”.

(d)	Reflects an adjustment to eliminate a minority interest of 19% in Protego’s asset management subsidiary that Evercore acquired as part of the Protego Combination.

(e)	For tax purposes, no tax benefit will be realized related to the intangible assets acquired by Evercore LP in conjunction with the Protego Combination. However, a tax benefit will be realized by Evercore Partners Inc. upon consummation of the initial public offering. See Note (h).

(f)	Historically the entities that form Evercore have been limited liability companies, partnerships or sub-chapter S entities. Accordingly, payments for services rendered by our Senior Managing Directors generally have been accounted for as distributions of members’ capital rather than as compensation expense. Following the initial public offering, we are including all payments for services rendered by our Senior Managing Directors in compensation and benefits expense. Our policy is to set our total employee compensation and benefits expense at a level not to exceed 50% of our net revenue each year (excluding, for purposes of this calculation, any revenue or compensation and benefits expense relating to gains (or losses) on investments or carried interest), and we initially expect to accrue compensation and benefits expense equal to 50% of our net revenue following the initial public offering. However, we may record compensation and benefits expense in excess of this percentage to the extent that such expense is incurred due to a significant expansion of our business or to any vesting of the partnership units to be held by our Senior Managing Directors or restricted stock units to be received by our non-Senior Managing Director employees at the time of the initial public offering. We may change this policy in the future. An adjustment has been made to Evercore Partners Inc. to reflect total compensation and benefits expense as 50% of net revenue. See Note (y) under “Notes to Unaudited Condensed Consolidated Pro Forma Statement of Financial Condition”.

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Evercore	Protego	Total	Evercore	Protego	Total
Post Formation Net Revenues	$43,663		$43,663	$84,173		$84,173
Historical Net Revenues		$4,274	4,274		$7,515	7,515

Compensation Expense Threshold – 50%	21,832	2,137	23,969	42,087	3,758	45,844
Historical Compensation and Benefits	(8,093)	(2,262)	(10,355)	(16,852)	(3,841)	(20,693)

Total Pro Forma Compensation and Benefits Expense Adjustment	$13,739	$(125)	$13,614	$25,235	$(83)	$25,151

(g)	Reflects an adjustment to record the 74.5% minority interest ownership of our Senior Managing Directors in Evercore LP relating to their vested partnership units, assuming 4,587,738 shares of Class A common stock are outstanding after the initial public offering. Partnership units of Evercore LP are, subject to certain limitations, exchangeable into shares of Class A common stock of Evercore Partners Inc. on a one-for-one basis. Evercore Partners Inc.’s interest in Evercore LP is within the scope of EITF 04-5. Although Evercore Partners Inc. will have a minority economic interest in Evercore LP, it will have a majority voting interest and control the management of Evercore LP. Additionally, although the limited partners will have an economic majority of Evercore LP, they will not have the right to dissolve the partnership or substantive kick-out rights or participating rights, and therefore lack the ability to control Evercore LP. Accordingly, Evercore will consolidate Evercore LP and record minority interest for the economic interest in Evercore LP held directly by the Senior Managing Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(h)	As a limited liability company, partnership or sub-chapter S entity, we were generally not subject to income taxes except in foreign and local jurisdictions. An adjustment has been made to increase our effective tax rate to approximately 44%, which assumes that Evercore Partners Inc. is taxed as a C corporation at the highest statutory rates apportioned to each state, local and/or foreign tax jurisdiction and is reflected net of U.S. federal tax benefit. There is no current foreign tax increase or benefits assumed with the Protego Combination as it relates to the effective tax rate. However, Evercore Partners Inc. will realize deferred tax increases or benefits upon the Protego Combination as it relates to the tax amortization of intangibles and goodwill over a 15 year straight-line basis. The holders of partnership units in Evercore LP, including Evercore Partners Inc., will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Evercore LP. In accordance with the partnership agreement pursuant to which Evercore LP will be governed, we intend to cause Evercore LP to make pro rata cash distributions to our Senior Managing Directors and Evercore Partners Inc. for purposes of funding their tax obligations in respect of the income of Evercore LP that is allocated to them. The following table reflects the adjustment to arrive at total income subject to tax for Evercore Partners Inc.:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Operating Income	$12,014	$21,217
Less Minority Interest	8,560	15,110

Total Income	$3,454	$6,107

(i)	For the purposes of the pro forma net income per share calculation, the weighted average shares outstanding, basic and diluted, are calculated based on:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Evercore Partners Inc. Pro Forma		Evercore Partners Inc. Pro Forma
	Basic	Diluted	Basic	Diluted
Evercore Partners Inc. Shares of Class A Common Stock	45,238	45,238	45,238	45,238
Evercore Partners Inc. Restricted Stock Units – vested	207,116	207,116	207,116	207,116
Evercore LP Partnership Units – vested (1)	—	—	—	—
New Shares from Offering	4,542,500	4,542,500	4,542,500	4,542,500

Weighted Average Shares of Class A Common Stock Outstanding	4,794,854	4,794,854	4,794,854	4,794,854

(1)	13,430,500 vested Evercore LP partnership units are not included in the calculation of Weighted Average Shares of Class A Common Stock outstanding as they are antidilutive.

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

Notes to Unaudited Condensed Consolidated Pro Forma Statement of Financial Condition (dollars in thousands, unless otherwise noted):

(j)	The cash, investments, other assets, other liabilities, minority interest and members’ capital of the general partners of the Evercore Capital Partners I, Evercore Capital Partners II and Evercore Ventures private equity funds and certain other entities through which Messrs. Altman and Beutner have invested capital in the Evercore Capital Partners I fund are eliminated for the presentation of the unaudited condensed consolidated pro forma statement of financial condition since these entities will not be contributed to Evercore LP.

(k)	Reflects the pro forma cash distribution of pre-offering profits defined as net income less net income derived from the general partners and certain other entities as described in Note (j) for the period January 1 through the closing of the Formation Transaction, in the amount of $19,327 as of June 30, 2006 to our Senior Managing Directors to be effected prior to the initial public offering. The distributions are to be funded with available cash, with the remainder to be funded by the assignment of interests in certain accounts receivable. The tables below reflect this pro forma distribution of year-to-date 2006 profits as of June 30, 2006.

Six months ended June 30, 2006
Pre-incorporation Profits
Evercore Holdings Historical Net Income	$50,601
Less: Net Income of General Partner Not Distributed	(4,918)

Pre-incorporation Profits to be Distributed	$45,683
Partner Distribution made in Q2 2006 Pertaining to Pre-incorporation Profits	(26,356)

Net Pre-incorporation profits distribution	$19,327

Six months ended June 30, 2006
Pre-incorporation Profits Consideration
Accounts Receivable	$4,545
Cash	14,782

Total	$19,327

(l)	The accumulated deficit represents cumulative distributions to members in excess of cumulative book income pertaining to periods prior to January 1, 2006.

(m)	Represents adjustments to recognize the acquisition of Protego, which includes a 70% majority interest in its asset management subsidiary.

The estimated fair value of consideration paid and the assets and liabilities acquired in connection with the Protego Combination were determined to establish the appropriate allocation of purchase price to the acquired assets over liabilities. The total consideration includes the non-interest bearing notes of $7.0 million, 1,760,187 vested Evercore LP units and direct costs incurred with the acquisition transaction. With respect to the $7.0 million in notes issued in consideration for the Protego Combination, $6.05 million we paid in cash and $0.95 million we paid in shares of Class A common stock valued at the initial public offering price of $21 per share. We would issue 45,238 shares of Class A common stock upon repayment of such notes at the closing of the initial public offering. The methodology to determine the estimated value of the vested Evercore LP units was to estimate the total value of the combined entity post Formation Transaction, including Protego, as of the date the contribution and sale agreement for the Protego Combination was signed and then multiply that percentage ownership implied by the vested units issued with respect to the Protego Combination to calculate the value of those partnership units. The purchase price was allocated to the acquired assets and liabilities based on fair value with any residual unallocated purchase price assigned to goodwill. The purchase price does not include 351,362 unvested Evercore LP partnership units issued by Evercore LP in connection with the acquisition, for which, among other things, employee service subsequent to the consummation date of the acquisition is required in order for the units to vest. The unvested partnership units of Evercore LP will be treated as expense and not part of the purchase price consideration. Expense will be charged at the time a vesting event occurs or, if earlier, at the time a vesting event becomes probable. The expense will be based on the grant date fair value of the partnership units of Evercore LP, which will be the initial public offering price of the Class A common stock into which these partnership units are exchangeable. 50% of these unvested partnership units will vest if and when Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization is affected. 100% of the unvested Evercore LP partnership units issued will vest upon the earliest to occur of the following events:

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

Estimated Purchase Price
Non-Interest Bearing Evercore LP Notes	$7,000
Evercore LP Partnership Units (vested)	27,510
Acquisition Costs	3,112

Estimated Purchase Price	$37,622

Estimated Purchase Price Allocation
Cash	$4,169
Less: Pre-Protego Combination Profits Distribution in Cash	(4,169)

Net Cash	—

Financial Instruments Owned and Pledged as Collateral at Fair Value	131,741
Securities Purchased Under Agreements to Resell	133,066
Accounts Receivable	2,791
Less: Pre-Protego Combination Profits Distribution Paid with Interest in Accounts Receivable	(400)

Net Accounts Receivable	2,391

Investments	1,267
Intangible Assets	3,770
Other Assets	1,924
Other Current Liabilities	(2,308)
Securities Sold Under Agreements to Repurchase	(264,860)
Minority Interest	(839)

Identifiable Net Assets	6,152

Goodwill	$31,470

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

(n)	Reflects the residual value of goodwill attributable to the acquisition. Goodwill is based on a provisional purchase price allocation and is equal to the purchase price in excess of the estimated fair value of identifiable net assets acquired, as set forth in Note (m). For tax purposes, such amounts will be amortized straight-line over a fifteen year period.

(o)	Reflects the fair value of intangible assets acquired. Such amount will be amortized over the estimated useful lives of the intangible assets which have been assumed to range from 0.5 to five years for financial statement accounting purposes and fifteen years for tax purposes of these condensed consolidated pro forma financial statements.

(p)	Reflects the elimination of direct costs which have been capitalized in Evercore’s historical statements of financial condition, associated with the acquisition of Protego incurred prior to June 30, 2006. These costs have been added to the estimated purchase price. See Note (m).

(q)	Reflects the issuance of the aggregate principal amount of non-interest bearing Evercore LP notes that are payable in cash of $6.1 million, and $0.9 million of Class A common stock immediately following the closing of the initial public offering (the “Evercore LP Notes”).

(r)	Reflects an adjustment to eliminate a minority interest of 19% in Protego’s asset management subsidiary acquired by Evercore as part of the Protego Combination.

(s)	Reflects the fair value of 1,760,187 vested Evercore LP partnership units issued in connection with the purchase of Protego.

(t)	Reflects the elimination of Protego’s shareholder equity accounts including retained earnings, accumulated other comprehensive income and additional paid-in-capital.

(u)	Reflects net proceeds from the sale by Evercore Partners Inc. of 4,542,500 shares of Class A common stock pursuant to the initial public offering, at an initial public offering price of $21.00 per share of Class A common stock, less underwriting discounts and commissions and estimated expenses payable in connection with the initial public offering and the related transactions.

(v)	Reflects repayment of the Evercore LP Notes issued to effect the Protego Combination using net proceeds from the initial public offering of $6.1 million and the issuance of $0.9 million of Class A common stock and repayment of the outstanding amount under our line of credit of $30 million.

(w)	Reflects the elimination of direct costs incurred through June 30, 2006 of the initial public offering.

(x)	Reflects a minority interest adjustment for the ownership of vested Evercore LP partnership units held directly by Evercore’s Senior Managing Directors, 4,542,500 shares of Class A common stock are issued in connection with the initial public offering. Partnership units of Evercore LP are, subject to certain limitations, exchangeable into shares of Class A common stock of Evercore Partners Inc. on a one-for-one basis.

(y)	Reflects the anticipated one-time grant of restricted stock units. Evercore granted 2,286,055 restricted stock units to its non-Senior Managing Director employees at the time of the initial public offering. 207,116 of the restricted stock units are fully vested and, as a result, Evercore will record compensation and benefits expense at the time of the initial public offering equal to the value of these fully vested restricted stock units. Such expense has been excluded from the unaudited condensed consolidated pro forma statements of income as the charge is a non-recurring charge directly attributable to the acquisition. The remaining 2,078,939 of these restricted stock units are unvested and will vest only upon the same conditions as the unvested partnership units of Evercore LP issued in connection with the Formation Transaction and the Protego Combination described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reorganization”. If and when these unvested restricted stock units vest, Evercore will record compensation and benefits expense at the time of vesting equal to the grant date fair value of the Class A common stock of Evercore Partners Inc. deliverable pursuant to such restricted stock units, which would be calculated based on the initial public offering price of the Class A common stock. As a result, based on the initial public offering price of $21.00 per share, we recorded compensation expense equal to the fair value of the vested restricted stock units issued of $4.3 million and would record additional compensation expense at the time of vesting of the unvested restricted stock units of $43.7 million if all such unvested restricted stock units were to vest.

Item 4.	Controls and Procedures

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

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by our Form 10-Q filed with the Securities and Exchange Commission on September 25, 2006. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2006.

In connection with the restatement discussed in Note 2 to the unaudited combined and consolidated financial statements of Protego Asesores, S.A. de C.V., subsidiaries and Protego SI, S.C. (“Protego Historical”), included in Item 1, management determined that there were control deficiencies related to its review of supplemental financial information included in reports that it files or submits under the Exchange Act to provide reasonable assurance that such financial information is presented in accordance with generally accepted accounting principles. Specifically, management had not evaluated the presentation of repurchase agreements in the Protego Historical combined and consolidated financial statements. These control deficiencies constituted a material weakness (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements of the Public Company Accounting Oversight Board) in our internal control over financial reporting and such material weakness had not been remediated as of June 30, 2006.

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, have reevaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by our Form 10-Q filed with the Securities and Exchange Commission on September 25, 2006 and have considered the effects of the material weakness discussed above. Based on that reevaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2006.

Changes in Controls

No change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The statements contained in Exhibits 31.1, 31.2 and 31.3 to this Form 10-Q/A should be considered in light of, and read together with, the information set forth in this Item 4.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-134087) (“Form S-1”) filed with the SEC on July 31,
2006)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on May 12, 2006)

10.1	Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (the “June 30 10-Q”) filed with the SEC on September 25, 2006)

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006 (incorporated by reference to Exhibit 10.1.1 to the June 30 10-Q)

10.2	Tax Receivable Agreement, dated as of August 10, 2006 (incorporated by reference to Exhibit 10.2 to the June 30 10-Q)

10.3	Registration Rights Agreement, dated as of August 10, 2006 (incorporated by reference to Exhibit 10.3 to the June 30 10-Q)

10.4	Employment Agreement between Registrant and Austin M. Beutner, dated as of August 10, 2006 (incorporated by reference to Exhibit 10.4 to the June 30 10-Q)

10.5	Employment Agreement between Registrant and Roger C. Altman, dated as of August 10, 2006 (incorporated by reference to Exhibit 10.5 to the June 30 10-Q)

10.6	Employment Agreement between Registrant and Pedro Aspe, dated as of August 10, 2006 (incorporated by reference to Exhibit 10.6 to the June 30 10-Q)

31.1	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 21, 2007

Evercore Partners Inc.

By:	/s/ Roger C. Altman
	Name:	Roger C. Altman
	Title:	Chairman and Co-Chief Executive Officer

By:	/s/ Austin M. Beutner
	Name:	Austin M. Beutner
	Title:	Co-Chief Executive Officer and President

By:	/s/ David E. Wezdenko
	Name:	David E. Wezdenko
	Title:	Chief Financial Officer