Form 10-K
period 2006-12-31
Evercore Partners Inc.
filed 2007-04-02
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 001-32975

EVERCORE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 East 52nd Street, New York, New York	10055
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 857-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

There was no active trading market for the registrant’s common equity as of June 30, 2006. As of August 11, 2006 (the date that the registrant’s Class A common stock, par value $0.01 per share, began trading on the New York Stock Exchange), the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $112.9 million, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $24.85 per share and on the par value of the registrant’s Class B common stock, par value $0.01 per share.

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of March 29, 2007, was 6,359,558. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of March 29, 2007 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Evercore Partners Inc. filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2007 annual meeting of stockholders to be held on June 12, 2007 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

EVERCORE PARTNERS INC.

i

PART I

Available Information

Our website address is www.evercore.com. We make available free of charge on the Investor Relations section of our website (http://ir.evercore.com) our Annual Report on Form 10-K (“Form 10-K”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. We do not intend for information contained in our website to be part of this Form 10-K.

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

In this report, references to “Evercore”, the “Company”, “we”, “us”, “our” and our “Successor Company” refer subsequent to the reorganization described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Reorganization” to Evercore Partners Inc., a Delaware corporation incorporated in 2005, and its consolidated subsidiaries. These references (other than Successor Company) refer prior to this reorganization to Evercore Holdings or our “Predecessor Company,” which was comprised of certain combined and consolidated entities under the common ownership of the Evercore Senior Managing Directors (the “Members”) and common control of two of the founding Members (the “Founding Members”).

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Item 1.	Business

Overview

Evercore is the leading investment banking boutique in the world based on the dollar volume of announced worldwide merger and acquisition (“M&A”) transactions on which we have advised since 2001. When we use the term “investment banking boutique,” we mean an investment banking firm that directly or through its affiliates does not underwrite public offerings of securities or engage in commercial banking activities. We provide advisory services to prominent multinational corporations on significant mergers, acquisitions, divestitures, restructurings and other strategic corporate transactions. Evercore also includes a successful investment management business through which we manage private equity funds and public securities for sophisticated institutional investors. We serve a diverse set of clients around the world from our offices in New York, Los Angeles, San Francisco, London, Mexico City and Monterrey.

Our senior leadership is comprised of Roger Altman, the former U.S. Deputy Treasury Secretary and Vice Chairman of The Blackstone Group; Austin Beutner, a former General Partner of The Blackstone Group; Eduardo Mestre, the former head of Citigroup’s Global Investment Bank; Pedro Aspe, the former Minister of Finance of Mexico; and Bernard Taylor, the former Vice Chairman of JPMorgan Investment Banking (Europe) and Chief Executive of Robert Fleming & Co. Limited.

We were founded on the belief that there was an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product financial institutions. We also believed that an independent advisory business, with its broad set of relationships, would provide a differentiated investment platform from which to make private equity investments. We employ the Evercore relationship network throughout the investment process in our private equity business to originate investment opportunities, evaluate those opportunities and add value after an investment is made.

From the time of our founding in 1996, we have grown by expanding the range of our advisory and investment management services. In our advisory business, at December 31, 2006 we had 21 Senior Managing Directors with expertise and client relationships in a number of industry sectors, including telecommunications, technology, media, energy and power, general industrial, consumer products and financial institutions: 13 in the United States, 6 in Mexico and 2 in Europe. Our advisory business has a particular focus on advising multinational corporations on large, complex transactions. In addition, we have professionals with extensive restructuring experience. In our investment management business, at December 31, 2006 we had 9 Senior Managing Directors with expertise and relationships in a variety of industries: 7 in the United States, 1 in Mexico and 1 in Europe. A majority of our investment management team’s Senior Managing Directors have worked together since 1999. As of December 31, 2006 the four private equity funds we manage had capital commitments of over $1.3 billion. In addition to our private equity funds, we also manage public equities in the United States through our joint venture, Evercore Asset Management L.L.C. (“EAM”), and fixed income securities in Mexico through our subsidiary, Protego Casa de Bolsa (“PCB”).

We have grown from three Senior Managing Directors at our inception to 33 at December 31, 2006. We expect to continue our growth by hiring additional highly qualified professionals with a broad range of product and industry expertise, expanding into new geographic areas, raising additional private equity funds and diversifying our investment management products and services. We opened our New York office in 1996, our Los Angeles office in 2000 and our San Francisco office in 2005. On August 10, 2006 we combined with Protego Asesores S. de R.L. (“Protego”) in Mexico, with offices in Mexico City and Monterrey, and on December 19, 2006 we acquired Braveheart Financial Services Limited (“Braveheart”), with an office in London.

We believe maintaining standards of excellence in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism.

Business Segments

Our two business segments are advisory and investment management.

Advisory

Our advisory business provides confidential, strategic and tactical advice to both public and private companies, with a particular focus on large, multinational corporations. By virtue of their prominence, size and sophistication, many of our clients are more likely to require expertise relating to larger and more complex situations. We have advised on numerous noteworthy transactions, including:

• General Motors on its sale of a 51% interest in GMAC to an investor group	• Credit Suisse on its sale of Winterthur

• AT&T on its acquisition of BellSouth	• VNU on its sale to a private equity consortium

• CVS on its acquisition of Caremark	• Swiss Re on its acquisition of General Electric’s reinsurance business

• Tyco on its pending split-up	• Cendant on its split-up

• Smiths on the sale of its aerospace business to General Electric	• IntercontinentalExchange on its acquisition of the New York Board of Trade

• E*TRADE on its acquisitions of Harrisdirect and Brown & Co.	• Aquila on its pending sale to Great Plains Energy

• SBC on its acquisition of AT&T	• SBC on Cingular’s acquisition of AT&T Wireless

• General Mills on its acquisition of Pillsbury	• CBS on its sale to Viacom

We have expanded our business globally via our business combinations with Protego and Braveheart and our strategic alliance with Mizuho Securities of Japan.

•

Protego provides advisory services related to mergers and acquisitions, energy project finance, sub-national public finance and infrastructure, real estate financial advisory and restructurings in Mexico. Protego has advised on a number of innovative financing transactions that have had a meaningful role in developing Mexico’s financial markets. For example, Protego advised on the development and financing of Cemex’s power self-generation project, which was the first and largest project financing for a private project of its kind in Mexico, on the sale of HomeMart to Home Depot and on several innovative real estate transactions, including one of the largest sales ever of commercial property in Mexico to a group of international investors. Protego also served as advisor to the government of the State of Mexico on its $2.5 billion debt restructuring and fiscal adjustment plan.

•

Braveheart has been renamed Evercore Partners Limited and is referred to herein as “Evercore Europe”. Evercore Europe provides advisory services relating to mergers and acquisitions, recapitalizations, restructurings and other strategic advisory matters in Europe. Evercore Europe advised UCB, a Belgian company, on its $4.8 billion acquisition of Schwarz Pharma, a German company. Evercore Europe also advised Smiths, a U.K. company, on the pending $4.8 billion sale of its aerospace business to General Electric.

•

On February 2, 2006, we entered into an alliance agreement with Mizuho and its U.S. advisory subsidiary, The Bridgeford Group. The agreement calls for Evercore, Mizuho and Bridgeford to provide U.S.-Japan cross-border advisory services for merger, acquisition or restructuring transactions on a joint basis. Subject to the terms of the agreement, we and Mizuho will offer one another the exclusive option to provide joint advisory services for certain cross-border transactions to U.S. clients of Evercore and Japanese clients of Mizuho. This alliance will give us access to the large number of Japanese corporate clients that Mizuho serves and enhances our ability to advise our U.S. clients on a global basis.

Our approach is to work as a trusted senior advisor to top corporate officers and boards of directors, helping them devise strategies for enhancing shareholder value. We believe this relationship-based approach to our advisory business gives us a competitive advantage in serving a distinct need in the market today. Furthermore, we believe our advisory business is differentiated from that of our competitors in the following respects:

•    Objective Advice with a Long-Term Perspective. We seek to recommend shareholder value enhancement strategies or other financial strategies that we would pursue ourselves were we acting in management’s capacity. This approach often includes advising our clients against pursuing transactions that we believe do not meet that standard.

•    Transaction Excellence. Since the beginning of 2004, we have advised on more than $350 billion of announced transactions, including acquisitions, sale processes, mergers of equals, special committee advisory assignments, recapitalizations and restructurings. We have provided significant advisory services on multiple transactions for AT&T (including its predecessor company, SBC), Dow Jones, EDS, E*TRADE, General Mills and Swiss Re, among others.

•    Senior Level Attention and Experience. The Senior Managing Directors in our advisory business participate in all facets of client interaction, from the initial evaluation phase to the final stage of executing our recommendations. Our advisory Senior Managing Directors have on average approximately 22 years of relevant experience.

•    Independence and Confidentiality. We do not underwrite securities, publish securities research, or act as a lender. This enables us to avoid the potential conflicts that may arise from these activities at larger, more diversified competitors. In addition, we believe our commitment to discretion and the smaller size of our firm enhance our ability to provide our clients with strict confidentiality.

Our advisory business generates revenue from fees for providing advice and investment banking services on mergers, acquisitions, restructurings and other strategic transactions. Our restructuring advisory services complement our other advisory services because they are generally counter-cyclical and more active when other areas of our advisory business are less active. In addition, our restructuring advisory business may generate follow-on relationships and assignments that survive the completion of restructuring-related engagements.

We advise clients in a number of different situations across many industries and geographies, each of which may require various services:

•    Mergers and Acquisitions. When we advise companies about the potential acquisition of another company or certain assets, our services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and strategic alternatives and rendering, if appropriate, fairness opinions. We also may advise as to the timing, structure, financing and pricing of a proposed acquisition and assist in negotiating and closing the acquisition.

•    Divestitures and Sale Transactions. When we advise clients that are contemplating the sale of certain businesses, assets or their entire company, our services include evaluating and recommending financial and strategic alternatives with respect to a sale, advising on the appropriate sales process for the situation and valuation issues, assisting in preparing an offering memorandum or other appropriate sales materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified acquirers and assist in negotiating and closing the sale.

•    Special Committee and Fairness Opinion Assignments. We are well known for our independence, quality and thoroughness, devoting senior-level attention throughout the project lifecycle. We believe our objectivity, integrity and discretion allow us to provide an unbiased perspective. Our firm does not underwrite securities, publish securities research or act as a lender. We are therefore not burdened by these potential conflicts of interest when advising special committees and boards of directors and rendering fairness opinions.

•    Restructuring. We provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirors. Our services may include reviewing and analyzing the business, financial condition and prospects of the company or providing advice on strategic transactions, capital raising or restructurings. We also may provide advisory services to companies that have sought or are planning to seek protection under Chapter 11 of the U.S. Bankruptcy Code or other similar processes in non-U.S. jurisdictions.

•    Corporate Finance Advisory. We also serve as an independent and objective advisor in financing situations. We have developed an expertise in assisting clients with respect to the entire spectrum of capital structure decisions, from underwriter selection and management to negotiation of financing terms and transaction execution.

We strive to earn repeat business from our clients. However, we operate in a highly competitive environment in which there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately negotiated and awarded. To develop new client relationships, and to develop new engagements from historical client relationships, we maintain an active dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior professionals who bring with them client relationships and through referrals from directors, attorneys and other third parties with whom we have relationships.

We staff our assignments with a team of professionals with appropriate product and industry expertise. As of December 31, 2006, 21 of our Senior Managing Directors are primarily dedicated to our advisory business worldwide. These individuals have an average of approximately 22 years of relevant experience in the advisory services industry. We have recruited our professionals from leading financial institutions and universities.

Investment Management

Private Equity

Mr. Beutner is the Chief Investment Officer of Evercore and a majority of the investment team’s Senior Managing Directors have worked together since 1999. Our team brings a diverse set of skills and experiences to the investment process and includes experienced investors, former senior executives from Fortune 100 companies, buy-side research analysts and strategic consultants. Our investment management business principally manages and invests capital on behalf of third parties. A broad range of institutional and high net worth investors, including corporate and public pension funds, endowments, foundations, insurance companies and family offices, have committed capital to the funds we manage. The investments made by our private equity funds are typically control or significant influence investments while the investments made by our Evercore Ventures private equity fund are typically minority investments.

The historical information presented below and elsewhere in this Form 10-K with respect to each of our funds is provided for illustrative purposes only. The historical investment and realization performance for our funds is no guarantee of future performance for Evercore Capital Partners L.P. and its affiliated entities (collectively, “ECP I”), Evercore Capital Partners II L.P. and its affiliated entities (collectively, “ECP II”),

Evercore Venture Partners L.P. and its affiliated entities (collectively, “EVP”), Discovery Americas I, L.P. (the “Discovery Fund”) (collectively, the “Private Equity Funds”), or any other fund we may form or manage in the future. With the exception of a non-managing minority equity interest in the general partner of ECP II, the general partners of the private equity funds we currently manage and certain other entities through which Messrs. Altman and Beutner have invested capital in ECP I were not contributed to Evercore LP and are owned by certain of our Senior Managing Directors and other third parties.

The historical Combined Statements of Income of Predecessor Company for the period prior to August 10, 2006 included the results of the general partners of the Private Equity Funds we currently manage. Following the initial public offering (“IPO”) of our Class A common stock, we do not consolidate the results of the general partners of the Private Equity Funds as they were not contributed as part of the formation transaction as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Reorganization.” However, through our equity interest in the general partner of ECP II and the Discovery Fund, we recognized as revenue 8% to 9% of any carried interest from these funds plus the pro rata share of realized and unrealized gains and losses associated with capital invested.

The following table provides information with respect to each of the funds as described above as of December 31, 2006.

	Year of Initial Closing	Total Capital Commitments		Capital Invested as of December 31, 2006	Gross Realizations as of December 31, 2006	Carrying Value as of December 31, 2006
				(in millions)
ECP I	1997	$511.9		$438.4	$694.9	$63.3
ECP II	2001	662.9		554.3	245.8	463.6
EVP	2000	62.4	(1)	37.4	10.7	26.1
Discovery Fund	2003	68.4		58.3	—	69.1

(1)	Excludes $15 million commitment by ECP I for side-by-side investment

ECP I and ECP II are value-oriented, middle-market private equity funds. We believe Evercore Capital Partners differentiates itself from other middle-market private equity funds by the breadth, depth, quality and stability of its investment team, its ability to leverage the broader Evercore relationship network throughout the investment process, and its ability to bring world class operating expertise to its portfolio companies.

We seek to generate attractive risk-adjusted returns in all of our funds by adhering to the following investment approach:

•    Employing the Evercore Relationship Network. We employ the Evercore relationship network throughout the investment process to originate investments, evaluate potential opportunities thoroughly, and add value after an investment is made. We enhance the breadth and depth of our advisory relationship network with our investment management business’ advisory board, in-house operating executives and the collective experience of our investment team.

•    Value Discipline: Focus on Risk Adjusted Returns. We focus on the fundamentals of the underlying business rather than relying on capital markets arbitrage, future acquisitions or valuation multiple expansion to achieve returns.

•    World Class Operating Expertise and Post-Investment Value Creation. We devote considerable time and resources to working closely with the funds’ portfolio companies to determine business strategy, allocate capital and other resources, evaluate expansion and acquisition opportunities and participate in implementing these plans. Our investment management team benefits from Fortune 100 CEO-level operating experience and is able to apply world class operating expertise to our middle market portfolio companies.

Investment Process

We evaluate potential investments at a prudent and deliberate pace, targeting a limited number of investments per year. The funds’ investment guidelines are flexible with respect to both industry exposure and investment size, though we have chosen to avoid undue concentration in any particular industry or segment. We typically seek investments with total enterprise value of at least $100 million but have completed individual transactions that exceed $4 billion in value in partnership with other investors. Given the range of transaction sizes we pursue, we seek to commit an average of approximately $50 million to $150 million of equity to each investment. As of December 31, 2006, ECP I and ECP II have invested over $990 million in 21 companies. The funds typically hold investments for three to seven years and systematically evaluate exit opportunities throughout the holding period.

While we remain generalists in our approach, we focus on a limited number of sectors where we believe our professionals and firm have extensive intellectual capital, including media, energy and power, business services and mature technology companies. We typically invest in businesses as the lead financial sponsor and demand strong governance rights. However, we are willing to share control with other investors assuming the interests and incentives of the controlling group of investors are aligned with ours.

Business Model

The life cycle of a typical private equity fund can be defined by three distinct, but overlapping stages:

•	Fundraising Period. Investment capital is raised during a finite period.

•	Investment Period. Investments are made over time and capital is drawn as needed to fund those investments. Multiple investments may be made in a single portfolio company.

•	Realization or Harvesting Period. Capital and carried interest are realized over the life of the fund as investments are monetized. A single portfolio company can have multiple realizations.

ECP I

In February 1998, the final closing was held for ECP I, with total committed capital of $511.9 million, of which $493.0 million was committed by outside investors and $18.9 million was committed by our Senior Managing Directors and other professionals. As of December 31, 2006, $438.4 million of the $511.9 million of committed capital was invested. The investment period for ECP I ended in April 2003 and therefore, we expect no additional capital will be invested from this fund. As of December 31, 2006, ECP I had realizations of $694.9 million of gross proceeds. The portfolio is invested in a number of different sectors of the economy including media, energy and power and business services.

ECP II

In March 2003, the final closing was held for ECP II, with total committed capital of $662.9 million, of which $642.9 million was committed by outside investors and $20.0 million was committed by our Senior Managing Directors and other professionals. As of December 31, 2006, ECP II had invested $554.3 million in 10 investments in the media, energy and power, financial services and healthcare sectors, among others. As of December 31, 2006, ECP II had realizations of $245.8 million of gross proceeds.

EVP

In October 2002, the final closing was held for EVP, with total committed capital of $104.1 million, of which $82.1 million was committed by outside investors, $20.0 million was committed by ECP I, and $2.0 million was committed by our Senior Managing Directors and other professionals. The fund size was later reduced to $77.4 million, which included $15.0 million committed by ECP I. EVP has invested $37.4 million in emerging technology companies in specific growth sectors including data storage, wireline and wireless communications, enterprise software and technology enabled services. As of December 31, 2006, EVP had realizations of $10.7 million of gross proceeds.

Discovery Fund

In 2003, Protego launched the Discovery Fund jointly with Discovery Capital Partners L.L.C. The Discovery Fund has $68.4 million in capital commitments as of December 31, 2006 and seeks investment opportunities in Mexico in several sectors, including housing, healthcare, retail, consumer finance and transportation. As of December 31, 2006 the Discovery Fund has invested $58.3 million in four portfolio companies. We account for our investment in the Discovery Fund under the equity method and, accordingly, we do not consolidate the general partner of the Discovery Fund. We recognize as revenue 10.0% of any carried interest realized from the Discovery Fund. As of December 31, 2006, there had not yet been any realizations.

Traditional Asset Management

Evercore’s investment management business also manages public securities in the U.S. and Mexico.

In October 2005, we formed EAM. The core team of EAM professionals has long-standing working relationships and a deep commitment to value investing. Gregory Sawers, EAM’s Chief Executive Officer, and Andrew Moloff, EAM’s Chief Investment Officer, who lead the investment and research effort, worked closely managing and co-managing several investment services at one of the industry’s leading value-based asset management firms. EAM’s approach to investing is classic value and the firm seeks to make value investments in small- and mid-capitalization publicly-traded companies. Business development focuses on the institutional pension, endowment and foundation market. The firm’s first two product offerings, a concentrated small-cap value service and a concentrated small-/mid-cap value equity portfolio, are being formally marketed to the investment community. As of December 31, 2006 EAM had $157.0 million in assets under management. We do not consolidate the results of this business but rather recognize our pro rata share of income or losses based on our 41.7% ownership interest in the joint venture.

In 2005, Protego formed PCB, an asset management business that focuses on investment management in peso-denominated money market and fixed income securities for institutional and high net worth investors in Mexico. As of December 31, 2006, PCB had $263.2 million in assets under management. Evercore owns a 70.0% interest in PCB.

Results by Segment and Geographic Location

See Note 19 in our combined/consolidated financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.

Reorganization

In August 2006, we completed a corporate reorganization and our combination with Protego prior to the IPO. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization.”

People

As of December 31, 2006, we employed a total of 247 people, including our Senior Managing Directors. We use the title Senior Managing Director to refer to our most senior investment banking and investment management professionals. None of our employees is subject to any collective bargaining agreements and we believe we have good relations with our employees.

As an investment banking boutique, our core asset is our professional staff, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining Evercore, many of our Senior Managing Directors held senior level positions with other leading corporations, financial services firms, law firms or investment firms.

Competition

The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are other investment banking, financial advisory and private equity firms. We compete both globally and on a regional, product or niche basis. We compete on the basis of a number of factors, including transaction execution skills, investment performance, our range of products and services, innovation, reputation and price.

We believe our primary competitors in securing advisory engagements are Citigroup, Credit Suisse, Goldman, Sachs, JPMorgan, Lazard, Lehman Brothers, Merrill Lynch, Morgan Stanley, UBS Investment Bank and other large investment banking firms as well as investment banking boutiques such as Allen & Co., The Blackstone Group, Gleacher Partners and Greenhill.

We believe our competition in the investment management business includes private equity funds of all sizes and we expect to face competition both in the pursuit of outside investors for our private equity funds and in acquiring investments in attractive portfolio companies. In addition, EAM and PCB, which seek to make investments for institutional and high net worth investors, face substantial competition from a large number of traditional asset management companies, many of which are larger, more established firms with greater brand name recognition and more extensive client bases.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our shareholders or creditors. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. (“EGL”), a wholly-owned subsidiary of ours through which we conduct our financial advisory business, is registered as a broker-dealer with the SEC and the National Association of Securities Dealers, Inc., (the “NASD”), and is registered as a broker-dealer in all 50 states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. In addition, the NASD, a self-

regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. State securities regulators also have regulatory or oversight authority over EGL.

PCB, Protego’s asset management subsidiary, is authorized by the Mexican Ministry of Finance to act as a broker-dealer and financial advisor in accordance with the Mexican Securities Market Law. PCB is subject to regulation and oversight by the Mexican Ministry of Finance and the Mexican National Banking and Securities Commission including the maintenance of minimum capital requirements. In addition, the Mexican Broker Dealer Association, a self-regulatory organization that is subject to oversight by the Mexican National Banking and Securities Commission, adopts and enforces rules governing the conduct, and examines the activities of, its member broker-dealers, including PCB.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by financial authorities (in the case of Mexican broker-dealers) and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

Some of our subsidiaries and EAM are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions.

The U.S. and non-U.S. government agencies and self regulatory organizations, as well as state securities commissions in the United States and Mexican Financial Authorities, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

Evercore Europe, which provides corporate finance and private equity advisory services in Europe, is authorized by the Financial Services Authority in the United Kingdom, including the maintenance of minimum capital requirements.

Item 1A.	Risk Factors

Risks Related to Our Business

Difficult market conditions can adversely affect our business in many ways, including reducing the volume of the transactions involving our advisory business and reducing the value or performance of the investments made by our private equity funds or traditional asset management business, which, in each case, could materially reduce our revenue or income.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. We have benefited from the recent record levels of M&A activity, and we cannot predict whether or for how long the current levels of M&A activity will continue. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, terrorism or political uncertainty. Revenue generated by our advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing price competition among financial services companies seeking such engagements. Our operating results would be adversely affected by any such reduction in the volume or value of mergers and acquisitions transactions. In addition, in the event of a market or general economic downturn, the private equity funds that our investment management business manages also may be impacted by reduced opportunities to exit and realize value from their investments and our asset management business would be expected to generate lower revenue because investment advisory fees we receive typically are in part based on the market value of underlying publicly traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

We depend on Mr. Altman, Mr. Beutner and the other members of our Management Committee, including Mr. Aspe, Mr. Mestre, Mr. Taylor and other key personnel, and the loss of their services would have a material adverse effect on us.

We depend on the efforts and reputations of Roger Altman, our Co-Chairman and Co-Chief Executive Officer, Austin Beutner, our President, Co-Chief Executive Officer and Chief Investment Officer, and the other members of our Management Committee, including Pedro Aspe, our Co-Chairman, Eduardo Mestre, our Co-Vice Chairman and Bernard Taylor, our Co-Vice Chairman and Chief Executive of Evercore Europe. Our senior leadership team’s reputations and relationships with clients and potential clients are critical elements in expanding our businesses, and we believe our performance is strongly correlated to the performance of Messrs. Altman and Beutner and the other members of our Management Committee. For example, our operations and performance in Mexico and Europe are particularly dependent on the efforts and reputations of Mr. Aspe and Mr. Taylor, respectively. The loss of the services of any of them would have a material adverse effect on our operations, including our ability to attract advisory clients and raise new private equity funds.

Our future success depends to a substantial degree on our ability to retain and recruit qualified personnel, including Senior Managing Directors in addition to Messrs. Altman, Beutner and the other members of our Management Committee. We anticipate that it will be necessary for us to add financial professionals as we pursue our growth strategy. However, we may not be successful in our efforts to recruit and retain the required personnel as the market for qualified financial professionals is extremely competitive. Our financial professionals possess substantial experience and expertise and have direct contact with our advisory and investment management clients, which can lead to strong client relationships. As a result, the loss of these personnel could jeopardize our relationships with clients and result in the loss of client engagements. For example, if any of our Senior Managing Directors were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services.

Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate our Senior Managing Directors and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.

In connection with our transition to a corporate structure, our Senior Managing Directors may experience significant reductions in their compensation. Since the IPO, we have and intend to continue to use equity, equity-based incentives and other employee benefits rather than pure cash compensation to motivate and retain our Senior Managing Directors. Our compensation mechanisms as a public company may not be effective, especially if the market price of our Class A common stock declines.

In addition, we expect that our Senior Managing Directors will receive less overall compensation than they would have otherwise received prior to the IPO as a result of target compensation levels following the IPO. A key driver of our profitability is our ability to generate revenue while achieving our target compensation levels.

We have targeted total employee compensation and benefits expense (excluding for these purposes, compensation and benefits expense associated with a significant expansion of our business or any vesting of partnership units or restricted stock units (“RSUs”) granted in connection with our internal reorganization and the IPO) at a level not to exceed 50% of net revenue (excluding for these purposes, any revenue associated with gains or losses on investments, carried interest or reimbursable expenses). We retain the ability to exceed the target, change the target or how the target is calculated. Starting in 2007, we will no longer exclude gains or losses on investments from revenues used to calculate our compensation and benefits expense target. As a result, our Senior Managing Directors will receive less compensation than they otherwise would have received prior to the IPO and may receive less compensation than they otherwise would receive at other firms. Such a reduction in compensation (or the belief that a reduction may occur) could make it more difficult to retain our Senior Managing Directors. In addition, some current or potential Senior Managing Directors and other employees may be more attracted to the benefits of working at a private partnership and the prospects of becoming a partner at such a firm, or at one of our larger competitors.

We have experienced rapid growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

We expect our rapid growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend, among other things, on our ability to successfully identify practice groups and individuals to join our firm. It may take more than one year for us to determine whether new professionals will be profitable or effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain profitable professionals, we will not be able to implement our growth strategy and our financial results may be materially adversely affected.

Sustaining growth will also require us to commit additional management, operational and financial resources to this growth and to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

If we are unable to consummate or successfully integrate additional acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

Our growth strategy is based, in part, on the selective acquisition, development and investment in advisory businesses, asset management businesses or other business complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things:

•	the availability of suitable opportunities;

•	the level of competition from other companies that may have greater financial resources;

•	our ability to value acquisition and investment candidates accurately and negotiate acceptable terms for those acquisitions and investments;

•	our ability to identify and enter into mutually beneficial relationships with venture partners; and

•	the availability of management resources to oversee the integration and operation of the new businesses.

If we are not successful in implementing our growth strategy, our business and results and the market price for our Class A common stock may be adversely affected.

Our inability to integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits could have adverse consequences to our business.

We have experienced significant growth through acquisitions and we expect to continue to grow through additional acquisitions. Acquisitions generally result in increased operating and administrative costs. We may not be able to manage or integrate the acquired companies or businesses successfully. The process of combining acquired businesses may be disruptive to our business and may cause an interruption or reduction of our business as a result of the following factors, among others:

•	loss of key employees or customers;

•

possible inconsistencies in or conflicts between standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information technology and other systems;

•	failure to maintain the quality of services that have historically been provided;

•	failure to coordinate geographically diverse organizations; and

•	the diversion of management’s attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we expect to result from integrating acquired companies and may cause material adverse short- and long-term effects on our operating results, financial condition and liquidity.

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer engagements and relationships, operating costs and competitive factors, many of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions.

Our recent acquisitions have involved the purchase of the equity of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company may expose us to liability for actions taken by an acquired business and its management before the acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies generally would not be sufficient to protect us from or compensate us for, actual liabilities. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our financial condition and operating results.

Our revenue and profits are highly volatile, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.

Our revenue and profits are highly volatile. We generally derive revenue from a limited number of engagements that generate significant fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, our financial results will likely fluctuate from quarter to quarter based on the timing of when those fees are earned. It may be difficult for us to achieve steady earnings growth on a quarterly basis, which could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.

We earn a majority of our revenue from advisory engagements, and, in many cases, we are not paid until the successful consummation of the underlying M&A transaction or restructuring. As a result, our advisory revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, we often do not receive any advisory fees other than the reimbursement of certain out-of-pocket expenses, despite the fact that we have devoted considerable resources to these transactions.

The timing and receipt of carried interest generated by our private equity funds is uncertain and will contribute to the volatility of our investment management revenue. Carried interest depends on our funds’ investment performance and opportunities for realizing gains, which may be limited. In addition, it takes a substantial period of time to identify attractive private equity or venture capital opportunities, to raise the funds needed to make an investment and then to realize the cash value of an investment through resale, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds. Moreover, if legislation were to be introduced in the U.S. Congress to tax carried interest as ordinary income rather than as capital gains, adoption of any such legislation could adversely affect our ability to recruit, retain and motivate our current and future Senior Managing Directors and other employees. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gain, or a realized or unrealized loss, would adversely affect our revenue, which could further increase the volatility of our quarterly results.

A general decline in the media or telecommunications sectors could have an adverse effect on our net revenue.

We generated 32.5% of our net revenue in 2006 from advisory clients in the media and telecommunications sectors. Our clients in those industries continue to play an important role in the overall prospects of our business. Accordingly, the success of our business depends, at least in part, on the strength and level of economic activity in these sectors, particularly in the United States. Adverse market or economic conditions as well as a slowdown in activity in the media or telecommunications sectors could reduce the size and number of our fee engagements, which would have an adverse effect on our revenue.

Our management has identified material weaknesses in our internal control over financial reporting; failure to achieve and maintain effective internal control over financial reporting in accordance with

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) could have a material adverse effect on our business and stock price.

Our internal control over financial reporting does not currently meet all the standards contemplated by Section 404 that we will eventually be required to meet. As a public company, we are required to complete our initial assessment by the filing of our Form 10-K for the year ended December 31, 2007. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, this result may cause us to be unable to report on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements. We have and will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. This could harm our operating results and lead to a decline in our stock price.

Our management has identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Areas of material weaknesses in our internal control over financial reporting include a lack of an enterprise-wide, executive-driven internal control environment that documents key processes related to financial reporting and the lack of a formal, regular process designed to identify key financial reporting risks. As we went through the assessment process, we further clarified the risks to also include material weaknesses in internal controls over financial reporting. Specifically, we identified the existence of certain deficiencies around the quarterly and annual financial statement close process to permit the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and SEC regulations.

In addition to the material weaknesses described above, as previously disclosed in our Quarterly Report on our Form 10-Q that was filed on November 20, 2006, prior to our acquisition of Protego, its subsidiaries and Protego Asesores, S.A. de C.V. (“Protego Historical”), Protego Historical improperly accounted for repurchase and reverse repurchase agreements entered into by PCB, the Mexican asset management subsidiary of Protego, on a net basis instead of recording separate assets and liabilities or separately recording revenue for the interest earned and the associated interest expense as an offset to total revenue. Due to this error in accounting, on November 18, 2006, we determined that the combined and consolidated financial statements of Protego Historical as of and for the year ended December 31, 2005 and the related Independent Auditors’ Report, and as of and for the three months ended March 31, 2006 and 2005, and as of and for the three and six months ended June 30, 2006 and 2005, should no longer be relied upon. Our management discussed this matter with PricewaterhouseCoopers S.C., the independent auditors of Protego prior to the August 9, 2006 Protego combination, and our Audit Committee has discussed this matter with Deloitte & Touche LLP, our independent registered public accounting firm. As a result, we filed a Form 8-K and a Form 10-Q/A on February 21, 2007 restating certain financial information including: 1) restated combined and consolidated financial statements of Protego Historical as of and for the year ended December 31, 2005 and the related Independent Auditors’ Report, and as of and for the three months ended March 31, 2006 and 2005 and as of and for the three and six months ended June 30, 2006 and 2005 and 2) the restated unaudited condensed consolidated pro forma financial statements for the year ended December 31, 2005, as of and for the three months ended March 31, 2006 and as of and for the three and six months ended June 30, 2006. As we went through the assessment process, we further clarified the risks to also include material weaknesses in internal control over financial reporting. Management concluded that the material weakness in internal control over financial reporting was related to the fact that we lacked a sufficient complement of personnel with experience to comply with GAAP and SEC reporting requirements.

The items discussed above may cause our quarterly or annual financial statements and other regulatory reporting requirements to become materially misstated or not meet the applicable filing deadlines if they are not properly remedied. We are in the process of addressing these deficiencies and have developed and started a project plan to improve our core accounting and finance processes. We are in the process of remedying these material weaknesses by taking the following actions.

In fiscal year 2006, we:

•

hired additional key accounting and finance professionals, including a new Sarbanes-Oxley compliance officer responsible for implementation of Section 404 compliance, within our accounting and finance organization;

•	engaged a professional consulting firm to assist management in preparing and reporting the annual financial results on this Form 10-K;

•	began the process of assessing the design of our internal control environment, establishing appropriate internal controls and implementing remediation plans to achieve Section 404 compliance;

•

established a number of formal committees to ensure proper protocols regarding control performance and changes to our risk profile, and have begun enhancing our policies and processes related to financial reporting;

•	implemented new procedures and began monitoring that all repurchases and reverse repurchase agreements at PCB were accounted for in accordance with GAAP;

•	engaged a professional consulting firm to assist us in providing additional financial and accounting services to review the financial activities and transactions within Protego; and

•	hired additional finance professionals to replace and enhance the current financial reporting team within Protego.

During fiscal year 2007, we plan to:

•	establish new policies and procedures to ensure that all GAAP and SEC matters as they arise are evaluated by the appropriate level of personnel;

•	augment our internal accounting and finance resources to improve the operations of the accounting and financial process;

•	enhance our training efforts to help ensure our key accounting and financial professionals can identify complex accounting matters as they arise; and

•	enhance our internal audit process to monitor financial reporting activities.

The steps we have taken or intend to take, however, may not remediate these material weaknesses and additional material weaknesses in our internal control over financial reporting may be identified in the future.

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

Recently, there have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. For example, our advisory business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our investment management business and our authority over the assets managed by our investment management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business would be adversely affected.

The financial services industry faces substantial litigation risks, and we may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering “fairness opinions” in connection with mergers and other transactions.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our investment management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability could materially adversely affect our business, financial condition or operating results or cause significant reputational harm to us, which could seriously harm our business.

Compliance failures and changes in regulation could adversely affect us.

Our advisory and investment management businesses are subject to regulation in the United States, including by the SEC and the NASD. In Mexico, our business is regulated by the Mexican Ministry of Finance and the Mexican National Banking and Securities Commission and our European business is subject to regulation by the Financial Services Authority in the United Kingdom. Our failure to comply or have complied with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as an investment adviser or broker-dealer. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new advisory or investment management clients. Our broker-dealer operations are subject to periodic examination by the SEC and the NASD. We cannot predict the outcome of any such examinations.

As a result of recent highly-publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

In addition, some of our subsidiaries are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions.

Further, financial services firms are subject to numerous conflicts of interest or perceived conflicts. While we have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures carry attendant costs and may not be adhered to by our employees. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

Risks Related to Our Advisory Business

A majority of our revenue is derived from advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our advisory engagements could have a material adverse effect on our financial condition and operating results.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our advisory clients. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Advisory services accounted for 87.6%, 88.2% and 80.2% of the Predecessor Company and Successor Company net revenue in 2006, 2005 and 2004, respectively.

Unlike diversified investment banks, we do not have multiple sources of revenue, such as underwriting or trading securities. We expect that we will continue to rely on advisory fees for a substantial portion of our revenue for the foreseeable future. A decline in our advisory engagements or the market for advisory services would adversely affect our business.

In addition, our advisory business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately solicited, awarded and negotiated. In addition, many businesses do not routinely engage in transactions requiring our services. As a consequence, our fee-paying engagements with many clients are not likely to be predictable and high levels of revenue in one quarter are not necessarily predictive of continued high levels of revenue in future periods. We also lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. As a result, our advisory fees could decline materially due to such changes in the volume, nature and scope of our engagements.

A high percentage of our net revenue is derived from a small number of clients and the termination of any one advisory engagement could reduce our revenue and harm our operating results.

Each year, we advise a limited number of advisory clients. Our top five advisory clients accounted for 40.4%, 50.2% and 51.8% of the Predecessor Company and Successor Company net revenue in 2006, 2005 and 2004, respectively. The composition of the group of clients comprising our largest advisory clients can vary each fiscal year. AT&T or SBC Communications (a predecessor to AT&T) and UCB have represented in excess of 10% of our net revenue for the year ended December 31, 2006. With the exception of 2004, 2005 and 2006 when our largest advisory client was the same, the composition of the group comprising our largest advisory clients varies significantly from year to year. We expect that our advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenue in any particular year. As a result, our results of operations may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed.

If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services declines, or we lose business to new entrants into the restructuring advisory business that are no longer precluded from offering such services due to recent changes to the U.S. Bankruptcy Code, our restructuring advisory business revenue could suffer.

We provide various financial restructuring and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including deregulation or privatization of particular industries and those that protect creditors.

The requirement of Section 327 of the U.S. Bankruptcy Code requiring that one be a “disinterested person” to be employed in a restructuring has recently been modified pursuant to the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005. The “disinterested person” definition of the U.S. Bankruptcy Code has historically disqualified certain of our competitors, but has not often disqualified us from obtaining a role in a restructuring because we have not been an underwriter of securities or lender. However, a recent change to the “disinterested person” definition will allow underwriters of securities to compete for restructuring engagements as well as with respect to the recruitment and retention of professionals. If our competitors succeed in being retained in new restructuring engagements, our restructuring advisory business, and thereby our results of operations, could be adversely affected.

We face strong competition from other financial advisory firms, many of which have the ability to offer clients a wider range of products and services than we can offer, which could cause us to fail to win advisory mandates and subject us to pricing pressures that could materially adversely affect our revenue and profitability.

The financial advisory industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our employees, transaction execution, our products and services, innovation and reputation, and price. We have experienced intense competition over obtaining advisory mandates in recent years, and we may experience pricing pressures in our advisory business in the future as some of our competitors seek to obtain increased market share by reducing fees.

We also face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Unlike us, many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses.

Risks Relating to Our Investment Management Business

If the investments we make on behalf of our funds perform poorly we will suffer a decline in our investment management revenue and earnings, we may be obligated to repay certain incentive fees we have previously received to the third party investors in our funds, and our ability to raise capital for future funds may be adversely affected.

Our revenue from our investment management business is derived from fees earned for our management of the funds calculated as a percentage of the capital committed to our funds, incentive fees, or carried interest, earned when certain financial returns are achieved over the life of a fund, gains or losses on investments of our own capital in the funds and monitoring, director and transaction fees. In the event that our investments perform poorly, our investment management revenues and earnings will suffer a corresponding decline and make it more difficult for us to raise new funds in the future. To the extent that, over the life of the funds, we have received an amount of carried interest that exceeds a specified percentage of distributions made to the third party investors in our funds, we may be obligated to repay the amount of this excess to the third party investors.

A portion of our investment management activities involve investments in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount we invest in these activities or fail to realize any profits from these activities for a considerable period of time.

We have made and expect to continue to make principal investments in ECP II and in any new private equity funds we may establish in the future. These funds generally invest in relatively high-risk, illiquid assets. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.

In addition, our private equity funds invest in businesses with capital structures that have significant leverage. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of such business or its industry. If these portfolio companies default on their indebtedness, the lender may foreclose and we could lose our entire investment.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily ascertainable market prices for a very large number of illiquid investments in our funds. The value of the investments of our funds is determined periodically by us based on applicable GAAP fair value methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because some of the illiquid investments held by our funds are or may in the future be in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in a fund’s value do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund values would result in losses for the applicable fund and the loss of potential incentive income.

Difficult market conditions can reduce the value or performance of the assets we manage in our investment management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.

The traditional asset management component of our investment management business would be expected to generate lower revenue in a market or general economic downturn. Under our traditional asset management business arrangements, investment advisory fees we receive typically are based on the market value of assets under management. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by: causing the value of our assets under management to decrease, which would result in lower investment advisory fees, causing negative absolute performance returns for some accounts which have performance-based incentive fees, resulting in a reduction of revenue from such fees, and/or causing some of our clients to withdraw funds from our asset management business in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower investment advisory fees. If our asset management revenue declines without a commensurate reduction in our expenses, our net income would be reduced.

The investment management business is intensely competitive.

The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation.

Our investment management business competes with a number of private equity and venture capital firms, traditional asset managers, commercial banks, investment banks and other financial institutions. A number of factors serve to increase our competitive risks:

•	a number of our competitors have more relevant experience, greater financial and other resources and more personnel than we do;

•

there are relatively few barriers to entry impeding new private equity and venture capital firms, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business, including major banks and other financial institutions, have resulted in increased competition;

•	certain investors may prefer to invest with private partnerships; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

This competitive pressure could adversely affect our ability to make successful investments and prevent us from raising any future funds, either of which would adversely impact our revenue and earnings.

The limited partners of the private equity funds we manage may terminate their relationship with us at any time.

The limited partnership agreements of the funds we manage provide that the limited partners of each fund may terminate their relationship with us without cause with a simple majority vote of each fund’s limited partners. If the limited partners of the funds we manage terminate their relationship with us, we would lose fees earned for our management of the funds and carried interest from those funds. In addition, such an event would negatively impact our ability to raise capital for future funds.

The time and attention that our Senior Managing Directors and other employees devote to monetizing the investments of ECP I and EVP will not financially benefit us and may reduce the time and attention these individuals devote to our business. The time and attention that these individuals devote to managing ECP II and the Discovery Fund may not be as profitable to us as other business activities and opportunities to which they might otherwise have devoted their time and attention.

With the exception of a non-managing equity interest in the general partner of the ECP II, the general partners of the private equity funds we currently manage were not contributed to us in connection with the Restructuring and are owned by our Senior Managing Directors and other third parties. Accordingly, we no longer receive any carried interest from ECP I or EVP or any gains (or losses) arising from investments in those funds. As a result, although ECP I and EVP are in their realization, or harvesting, periods, the time and attention that our Senior Managing Directors and employees devote to monetizing the investments of these funds will not financially benefit us and may reduce the time and attention these individuals devote to our business. In addition, while we will receive 8% to 9% (depending on the particular fund investment) of the carried interest realized from ECP II and 10% from the Discovery Fund, the time and attention that our Senior Managing Directors and employees devote to managing this fund may not be as profitable to us as other business activities and opportunities to which these individuals might otherwise have devoted their time and attention.

Risks Related to Our International Operations

Our recent acquisitions of our Mexican and English subsidiaries may adversely affect our business.

The process of integrating the operations of Evercore with those of Protego and Braveheart may require a disproportionate amount of resources and management attention as the combinations will increase the scope, geographic diversity and complexity of our operations and regulatory requirements. Any substantial diversion of management attention or difficulties in operating the combined business could affect our ability to achieve operational, financial and strategic objectives. The unsuccessful integration of our operations with Protego or Braveheart may also have adverse short-term effects on reported operating results and may lead to the loss of key personnel. In addition, Protego’s and Braveheart’s clients may react unfavorably to the combination of our businesses or we may be exposed to additional liabilities of the combined business, both of which could materially adversely affect our revenue and operating results.

Fluctuations in foreign currency exchange rates could adversely affect our results of operations.

Because our financial statements are denominated in U.S. dollars and, as a result of recent acquisitions we will be receiving portions of our net revenue from continuing operations in other currencies, predominantly in Mexican pesos, euros and British pounds, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. The exchange rates of these currencies versus the U.S. dollar could adversely affect our results of operations. We do not generally hedge such non-dollar foreign exchange rate exposure arising in our subsidiaries outside of the U.S., but periodically evaluate this strategy and may enter into foreign currency hedging transactions in the future. Fluctuations in foreign currencies may also make period-to-period comparisons of our results of operations difficult.

Adverse economic conditions in Mexico, including interest rate volatility, may result in a decrease in Protego’s revenue.

Protego is a Mexican company, with all of its assets located in Mexico and most of its revenue derived from operations in Mexico. As a financial services firm, Protego’s businesses are materially affected by Mexico’s financial markets and economic conditions. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. Mexico has had, and may continue to have, high real and nominal interest rates. The interest rates on 28-day Mexican government treasury securities averaged 7.21%, 9.1% and, 6.8% for 2006, 2005 and 2004, respectively. The Mexican economy has grown at varying rates over the past decade. For example, Mexico’s GDP grew at a rate of approximately 5.45% between 1996 and 2000. Between 2001 and 2003, Mexico’s GDP growth rates declined to approximately -0.2% in 2001, 0.8% in 2002 and 1.4% in 2003. Mexico’s GDP grew at a rate of approximately 4.8% and 3.0% in 2006 and 2005, respectively. Economic crises have been recurrent in Mexico, particularly around election years. For example, in 1976, the Mexican peso was devalued by 60.0%. In 1982, the Mexican economy entered into a period of instability marked by sustained devaluation, inflation and high interest rates following a sharp decline in oil prices. In December 1994, weeks after the new government took office, the peso was devalued and the Mexican government abandoned the semi-fixed exchange rate after its foreign reserves were depleted.

Because revenue generated by Protego’s advisory business, which accounted for 76.5% of its revenue in 2006, is directly related to the volume and value of the transactions in which it is involved, during periods of unfavorable market or economic conditions in Mexico, the volume and value of mergers and acquisitions and other types of transactions may decrease, thereby reducing the demand for Protego’s advisory services and increasing price competition among financial services companies seeking such engagements. Protego’s results of operations would be adversely affected by any such reduction in the volume or value of these and similar advisory transactions.

Political events in Mexico, including a change in state and municipal political leadership, may result in disruptions to Protego’s business operations and adversely affect its revenue.

The Mexican government exercises significant influence over many aspects of the Mexican economy and Mexico’s financial sector is heavily regulated. Protego also derives a significant portion of its revenue from advisory contracts with state and local governments in Mexico. Any action by the government, including changes in the regulation of Mexico’s financial sector or changes made by elected officials with respect to advisory contracts with state and local governments, could have an adverse effect on the operations of Protego, especially on its asset management business.

As in the past several years, no political party has, or is expected to have in the next three years as a consequence of the recently held elections, a majority in the Mexican Congress. Multi-party rule is relatively new in Mexico and could result in economic or political conditions that could cause disruptions to Protego’s business. The lack of a majority party in the legislature and the lack of alignment between the legislature and the executive branch could prevent the timely implementation of economic reforms or other legislative actions, which in turn could have a material adverse effect on the Mexican economy and cause disruptions to Protego’s business and decrease its revenue.

In addition, Protego derives a significant portion of its revenue from advisory contracts with state and local governments in Mexico. The re-election of individual officeholders is prohibited by Mexican law. State governors have six-year terms of office, and local administrations are limited to three or four years, depending on the law of their state. The term limit system may prevent Protego from maintaining relationships with the same clients in the same political positions beyond these periods. After an election takes place, there is no guarantee that Protego will be able to remain as advisors of the new government, even if the new administration is of the same political party as the previous one. As of December 31, 2006, Protego has six contracts with state and local governments, including the states of Tabasco, Coahuila, Estado de México, Querétaro, Sonora and Durango. Advising state and local governments in Mexico accounted for $14.8 million, or 37.5%, of Protego’s advisory revenue from January 1, 2004 through December 31, 2006. Of Protego’s current four Mexican state public finance clients, the governor of one is leaving office in 2008, two in 2009 and one in 2010. Moreover, political change or instability at the state or municipal level can lead to the unexpected termination of Protego advisory contracts or the cancellation of projects in which Protego might be involved, leading to a reduction of Protego’s advisory revenue.

The cost of compliance with international employment, labor, benefits and tax regulations may adversely affect our revenue and hamper our ability to expand internationally.

Since we operate our business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or that favor or require local ownership.

Risks Related to Our Organizational Structure

Our only material asset is our interest in Evercore LP, and we are accordingly dependent upon distributions from Evercore LP to pay dividends and taxes and other expenses.

Evercore Partners Inc. is a holding company and has no material assets other than its ownership of partnership units in Evercore LP. Evercore Partners Inc. has no independent means of generating revenue. We intend to cause Evercore LP to make distributions to its partners in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us. To the extent that Evercore Partners Inc. needs funds, and Evercore LP is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

We are required to pay our Senior Managing Directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received in connection with the IPO and related transactions.

The Evercore LP partnership units held by our Senior Managing Directors may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

We have entered into a tax receivable agreement with our Senior Managing Directors that provides for the payment by us to our Senior Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Evercore LP attributable to our interest in Evercore LP, during the expected term of the tax receivable agreement, the payments that we may make to our Senior Managing Directors could be substantial.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our Senior Managing Directors will not reimburse us for any payments that may previously have been made under the tax receivable agreement. As a result, in certain circumstances we could make payments to the Senior Managing Directors under the tax receivable agreement in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

If Evercore Partners Inc. were deemed an “investment company” under the Investment Company Act of 1940 (the “1940 Act”) as a result of its ownership of Evercore LP, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

If Evercore Partners Inc. were to cease participation in the management of Evercore LP, its interest in Evercore LP could be deemed an “investment security” for purposes of the 1940 Act. Generally, a person is deemed to be an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. Evercore Partners Inc. will have no material assets other than its equity interest in Evercore LP. A determination that this interest was an investment security could result in Evercore Partners Inc.

being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that Evercore Partners Inc. will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen which would cause Evercore Partners Inc. to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among Evercore Partners Inc., Evercore LP or our Senior Managing Directors, or any combination thereof and materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Class A Common Stock

Control by Messrs. Altman and Beutner of the voting power in Evercore Partners Inc. may give rise to conflicts of interests.

Our certificate of incorporation provides that the holders of the shares of our Class B common stock will be entitled to a number of votes that is determined pursuant to a formula that relates to the number of Evercore LP partnership units held by such holders. Under this formula, Messrs. Altman, Beutner and Aspe are collectively entitled to a number of votes equal to the total number of vested and unvested partnership units of Evercore LP held by all of our Senior Managing Directors, and our other Senior Managing Directors have no voting power in Evercore Partners Inc. Accordingly, as of December 31, 2006, Messrs. Altman, Beutner and Aspe, and certain trusts benefiting their families, collectively, have 78.3% of the voting power in Evercore Partners Inc. (of which 63.7% is held by Messrs. Altman and Beutner). In addition, Messrs. Altman and Beutner have agreed to vote together with respect to all matters submitted to stockholders. As a result, because Messrs. Altman and Beutner have a majority of the voting power in Evercore Partners Inc. and our certificate of incorporation does not provide for cumulative voting, they have the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our Company or a change in the composition of our board of directors and can preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by Messrs. Altman and Beutner over us, none of our agreements with them have been negotiated on “arm’s length” terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.

The historical and pro forma financial information in this Form 10-K may not permit you to predict our costs of operations.

The Predecessor Company financial information in this Form 10-K does not reflect the added costs we expect to incur as a public company or the resulting changes that will occur in our capital structure and operations. Because we historically operated through limited liability companies, partnerships or Subchapter S entities, payments for services rendered by our Senior Managing Directors for periods prior to our IPO generally were accounted for as distributions of members’ capital rather than as compensation expense. In preparing our pro forma financial information we have given effect to, among other items, certain reorganization transactions described in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations—

Reorganization” section, a deduction and charge to earnings of estimated taxes based on an estimated tax rate (which may be different from our actual tax rate in the future) and estimated salaries, payroll taxes and benefits for our Senior Managing Directors. The estimates we used in our pro forma financial information may not be similar to our actual experience as a public company. For more information on our historical financial information and pro forma financial information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8A “Pro Forma Financial Information” and the historical combined financial statements included elsewhere in this Form 10-K.

Our share price may decline due to the large number of shares eligible for future sale and for exchange.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market after the IPO or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our Senior Managing Directors own an aggregate of 23,136,829 partnership units in Evercore LP. Our amended and restated certificate of incorporation allows the exchange of partnership units in Evercore LP (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions. In addition, in connection with the IPO, we granted certain of our employees an aggregate of 2,286,055 RSUs pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan. 207,116 of these RSUs were fully vested on the grant date and the remaining 2,078,939 RSUs are unvested and will vest upon the same conditions as the unvested partnership units of Evercore LP issued in connection with the Formation Transaction and the Protego Combination as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Reorganization”.

Our Senior Managing Directors are parties to a registration rights agreement with us. Under that agreement, these persons have the ability to cause us to register the shares of our Class A common stock they could acquire upon exchange of their partnership units in Evercore LP.

The market price of our Class A common stock may be volatile, which could cause the value of our Class A common stock to decline.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.

Anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our certificate of incorporation and by-laws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations, and placing limitations on convening stockholder meetings. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of 2006 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Our principal executive offices are located in leased office space at 55 East 52nd Street, New York, New York. We also lease the space for our offices at 150 East 52nd Street, New York, New York; 100 Wilshire Boulevard, Santa Monica, California; One Maritime Plaza, San Francisco, California; at Av. Lázaro Cárdenas 2400 Torre D-33, Col. San Agustin in Monterrey, Mexico; at Blvd. Manuel A. Camacho 36-22, Col. Lomas de Chapultepec in Mexico City, Mexico; and at 10 Hill Street in London. We do not own any real property. We consider these arrangements to be adequate for our present needs.

Item 3.	Legal Proceedings

In re High Voltage Engineering Corp. (“High Voltage”) in the U.S. Bankruptcy Court for the District of Massachusetts and Stephen S. Gray, Trustee (“Trustee”) of The High Voltage Engineering Liquidating Trust v. Evercore Restructuring L.P. Evercore Restructuring L.L.C. (collectively, “Evercore Restructuring”) et al., in the United States District Court of Massachusetts.

In 2003, High Voltage engaged Evercore Restructuring to assist in its restructuring efforts. During the engagement, Evercore Restructuring assisted High Voltage in negotiating a restructuring plan and related financing. During the period of engagement, which ended in August 2004, High Voltage filed for Chapter 11 bankruptcy protection and later emerged from bankruptcy with new financing. However, in February 2005, High Voltage again filed for Chapter 11 bankruptcy protection. In July 2006, as part of the second bankruptcy proceeding, High Voltage’s businesses were sold and its creditors were repaid in full out of the proceeds of the sale. In addition, the Trustee conducted an informal investigation into the causes of the second bankruptcy and the knowledge of professionals who assisted High Voltage in its first bankruptcy.

On August 15, 2006, Stephen S. Gray, as trustee of the High Voltage Engineering Liquidating Trust (the “Plaintiff”), filed a motion in the bankruptcy court seeking to undo an order entered in November 2004 approving $2.34 million in fees and expenses for Evercore Restructuring’s services, alleging, among other matters, that Evercore Restructuring should have known that the projections prepared by High Voltage in connection with the first bankruptcy proceedings were inaccurate. On September 8, 2006, Evercore Restructuring responded in the bankruptcy court denying the factual allegations and asserting a variety of legal bases to deny the request. The motion was fully briefed and the bankruptcy court heard arguments. In a decision issued January 19, 2007, the bankruptcy court decided in favor of Evercore and denied the Plaintiff’s motion. On January 29, 2007, Plaintiff filed a notice of appeal of the January 19, 2007 decision. On March 28, 2007, Evercore Restructuring moved to dismiss that appeal. No further appellate activity has occurred to date.

In addition, on August 15, 2006, the same Plaintiff filed a complaint against Evercore and Jefferies & Company, Inc. in the United States District Court of Massachusetts. The Plaintiff’s complaint asserts claims against Evercore for gross negligence and breach of fiduciary duty in connection with a 2003 client engagement. Evercore has filed a motion for judgment on the pleadings, briefing on the motion was completed by January 16, 2007, and a hearing on the motion occurred January 23, 2007. No ruling on the motion has been issued at this time. Although it is not possible to predict with a reasonable degree of certainty the likely outcome of this action, Evercore has substantial meritorious defenses to the Plaintiff’s allegations and plans vigorously to contest the allegations.

General

In addition to the proceedings set forth above, from time to time we may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses, and U.S.

and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States and Mexican Financial Authorities, conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. When those circumstances arise, management will make what it believes are adequate provisions in the financial statements for any expected liabilities which may result, although we determined that no provisions were required to be accrued at December 31, 2005 or 2006. Nevertheless, such proceedings are subject to inherent uncertainties and unfavorable events could occur. Were such unfavorable events to occur, there exists the possibility of a material adverse impact to our operating results, financial condition or liquidity as of and for the period in which such events occur.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

Executive Officers of the Registrant

Our executive officers as of the date hereof are:

Roger C. Altman (60), Co-Chairman and Co-Chief Executive Officer, co-founded the Company in 1996. He began his investment banking career at Lehman Brothers and became a general partner of that firm in 1974. Beginning in 1977, he served as Assistant Secretary of the U.S. Treasury for four years. He then returned to Lehman Brothers, later becoming Co-Head of overall investment banking, a member of the firm’s Management Committee and its board of directors. He remained in those positions until the firm was sold to Shearson/American Express.

In 1987, Mr. Altman joined The Blackstone Group as Vice Chairman, Head of the firm’s M&A advisory business and a member of its Investment Committee. Mr. Altman also had primary responsibility for Blackstone’s international business. Beginning in January 1993, Mr. Altman returned to Washington to serve as Deputy Secretary of the U.S. Treasury for two years.

Mr. Altman is a trustee of New York-Presbyterian Hospital, New Visions for Public Schools and The American Museum of Natural History, where he also serves as Chairman of the Investment Committee. He also is a member of the Council on Foreign Relations and serves on its Finance and Investment Committees. He received a B.A. from Georgetown University and an M.B.A. from the University of Chicago.

Austin M. Beutner (46), President, Co-Chief Executive Officer and Chief Investment Officer, co-founded the Company in 1996. Mr. Beutner has served as Chairman of the Evercore Capital Partners private equity funds since 1997, Chairman of the Evercore Ventures private equity fund since 2002 and Chairman of EAM since 2006. From 1994 to 1996, Mr. Beutner was President and Chief Executive Officer of The U.S. Russia Investment Fund, a private investment fund capitalized with $440 million by the U.S. Government. In 1988, Mr. Beutner joined The Blackstone Group, where he became a General Partner in 1989. From 1982 to 1988, Mr. Beutner worked in Smith Barney’s Mergers and Acquisitions Group and, in 1986, he helped establish the firm’s Merchant Banking Group.

Mr. Beutner currently serves on the boards of directors of American Media, Inc. and Sedgwick CMS, Inc. He also serves as Chairman of the Board of the California Governor’s Council on Physical Fitness and Sports, as Chairman of the Board of Directors of the California Institute of the Arts, as Chairman of the board of directors of Carlthorp School and is a member of the Council on Foreign Relations. Mr. Beutner has a B.A. in Economics from Dartmouth College.

Pedro Aspe (56), Co-Chairman, founded Protego in 1996, and serves as Protego’s Chairman of the board of directors and Chief Executive Officer. Mr. Aspe since 1995 has been a professor at the Instituto Tecnológico

Autónomo de México located in Mexico City. Mr. Aspe has held a number of positions with the Mexican government and was most recently the Minister of Finance and Public Credit of Mexico from 1988 through 1994.

Mr. Aspe is a Principal, member of the Investment Committee and Chairman of the Advisory Board of the Discovery Fund. Mr. Aspe serves as a director of a number of companies, including Televisa S.A. de C.V. and the McGraw Hill Companies. Mr. Aspe is a member of the Board of the Carnegie Foundation, the Advisory Board of Stanford University’s Institute of International Studies and the Visiting Committee of the Department of Economics of the Massachusetts Institute of Technology. Mr. Aspe also currently serves as Chairman of the Board of Concesionaria Vuela Compañia de Aviación and Controladora Vuela Compañia de Aviación (Volaris), and a member of the Advisory Board of Marvin & Palmer and of MG Capital, in Monterrey, Mexico. Mr. Aspe received a B.A. in Economics from Instituto Tecnológico Autónomo de México and a Ph.D. in Economics from the Massachusetts Institute of Technology.

Eduardo Mestre (58), Co-Vice Chairman, is responsible for the firm’s corporate advisory business. From 2001 to 2004, Mr. Mestre served as Chairman of Citigroup’s Global Investment Bank. From 1995 to 2001, he served as Head of investment banking and, prior to that, as Co-Head of mergers and acquisitions at Salomon Smith Barney. As Head of investment banking, Mr. Mestre led Salomon’s business integration efforts arising from the various mergers that led to the creation of Citigroup. Prior to joining Salomon in 1977, Mr. Mestre practiced law at Cleary Gottlieb Steen & Hamilton LLP.

Mr. Mestre is a member of the Executive Committee and past Chairman of the Board of WNYC and is Chairman of the Board of Cold Spring Harbor Laboratory. Mr. Mestre has a B.A. from Yale University and a J.D. from Harvard Law School.

Bernard Taylor (50), Co-Vice Chairman, was previously Chief Executive of Braveheart, which was acquired by the Company in December 2006. In 1999, Mr. Taylor was joint Chief Executive of Global Investment Banking (Corporate Advisory, Securities, Banking, Capital Markets worldwide) and Deputy Chairman and Chief Executive of Robert Fleming & Co. Limited. On the acquisition of Flemings by Chase Manhattan, Mr. Taylor became responsible for the Investment Banking activities of the expanded Chase Manhattan Bank in Europe, Middle East and Africa as Vice Chairman and a member of the Chase Global Management Committee in New York. Following the acquisition of JPMorgan by Chase, Mr. Taylor remained a Vice Chairman of JPMorgan Investment Banking (Europe) until March 2006, when he joined Braveheart.

Mr. Taylor is a member of the Council of Oxford University and is Chairman of the Audit and Scrutiny Committee of the university, a fellow of the Royal Society of Chemistry, Royal Commissioner on the Commission of 1851, Chairman of ISIS Innovation Limited, Deputy Chairman of TI Automotive Limited and a non-executive director of Oxford Instruments Group plc. He was educated at Cheltenham College and St. Johns College, Oxford.

David E. Wezdenko (43), Chief Financial Officer and Senior Administrative Partner, is responsible for accounting, administrative and tax functions of the firm and its private equity and venture capital funds. Prior to joining the firm, Mr. Wezdenko was a Managing Director at JPMorgan Asset Management from 1996 to 2005, where he was head of technology and operations for the U.S. platform and Chief Operating Officer of JPMorgan’s mutual fund business. Prior to JPMorgan, Mr. Wezdenko held senior financial and operational positions at United Asset Management and Fidelity Investments in Boston. Mr. Wezdenko has a B.S. in accounting from Boston College.

Adam B. Frankel (39), General Counsel, is responsible for Evercore’s legal and compliance departments. Prior to joining the firm in July 2006, Mr. Frankel was Senior Vice President, General Counsel and Corporate Secretary of Genesee & Wyoming from 2003 to 2006, a leading owner and operator of short line and regional freight railroads in the United States, Canada, Mexico, Australia and Bolivia. Mr. Frankel was also responsible for matters related to human resources and government affairs. Prior to that, Mr. Frankel worked from 1999 until

2003 as a corporate and transactions attorney in the Office of the General Counsel at Ford Motor Company. From 1995 until 1999, Mr. Frankel was an associate at Simpson Thacher & Bartlett LLP in London and New York.

Mr. Frankel is currently a member of the board of directors at Picis, Inc., a privately held company that creates automated software for resource-intensive hospital departments. He has a B.A. from Brown University and a J.D. from Stanford Law School.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Evercore Class A Common Stock

Our Class A common stock is listed on the NYSE and is traded under the symbol “EVR.” At the close of business on March 29, 2007, there were 7 Class A common stockholders of record.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock since August 11, 2006, the date that our Class A common stock began trading on the NYSE, as reported on the NYSE:

	High	Low
2006 Third Quarter (since August 11, 2006)	$32.15	$21.00
2006 Fourth Quarter	$40.05	$28.51

There is no trading market for the Evercore Partners Inc. Class B common stock. As of March 29, 2007, there were 51 holders of record of the Class B common stock.

Dividend Policy

On March 26, 2007, we paid a quarterly cash dividend equal to $0.07 per share of Class A common stock to common stockholders of record on March 12, 2007, and we intend to pay similar quarterly dividends. However, the declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account general economic and business conditions; our financial condition and operating results; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including Evercore LP) to us; and such other factors as our board of directors may deem relevant.

We are a holding company and have no material assets other than our ownership of partnership units in Evercore LP. We intend to cause Evercore LP to make distributions to us in an amount sufficient to cover dividends, if any, declared by us. If Evercore LP makes such distributions, our Senior Managing Directors will be entitled to receive equivalent distributions from Evercore LP on their vested partnership units.

Recent Sales of Unregistered Securities

On December 19, 2006, we completed the acquisition of Braveheart. An aggregate of 1,771,820 shares of Class A common stock were issued to Braveheart’s previous shareholders as part of the purchase price for the acquisition. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act on the basis that the issuance did not involve any public offering.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	2,295,579	—	17,704,421
Equity compensation plans not approved by shareholders	—	—	—

Total	2,295,579	—	17,704,421

(1)	To date, we have only issued RSUs which by their nature have no exercise price.

Share Repurchases for the period October 1, 2006 through December 31, 2006

None.

Item 6.	Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information and pro forma financial information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Combined					Consolidated
	For the Twelve Months Ended December 31,				For the Period January 1, 2006 through August 9, 2006	For the Period August 10, 2006 through December 31, 2006
	2002	2003	2004	2005
	PREDECESSOR	PREDECESSOR	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
	(in thousands)
STATEMENT OF INCOME DATA
REVENUES
Advisory Revenue	$25,108	$26,302	$69,205	$110,842	$96,122	$87,659
Investment Management Revenue	32,921	33,568	16,967	14,584	16,860	6,400
Interest Income and Other Revenue	309	250	145	209	643	8,813

TOTAL REVENUES	58,338	60,120	86,317	125,635	113,625	102,872
Interest Expense	—	—	—	—	—	6,783

NET REVENUES	58,338	60,120	86,317	125,635	113,625	96,089

EXPENSES
Employee Compensation and Benefits(a)	12,092	12,448	17,084	24,115	20,598	52,316
Non-compensation Expenses	10,397	12,432	17,389	34,988	24,702	17,966

TOTAL EXPENSES	22,489	24,880	34,473	59,103	45,300	70,282

Other Income	—	—	76	—	—	—

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	35,849	35,240	51,920	66,532	68,325	25,807
Provision for Income Taxes(b)	1,065	905	2,114	3,372	2,368	6,030
Minority Interest	(13)	(9)	29	8	6	15,991

NET INCOME	$34,797	$34,344	$49,777	$63,152	$65,951	$3,786

	Combined				Consolidated
	As of December 31,
	2002	2003	2004	2005	2006
	PREDECESSOR	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
	(in thousands)
STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$45,527	$42,343	$71,681	$81,456	$301,503
Total Liabilities	19,694	15,135	20,137	29,677	152,108
Minority Interest	123	155	265	274	36,918
Stockholders’ and Members’ Equity	25,710	27,053	51,279	51,505	112,477
Dividends Declared per Share	N/A	N/A	N/A	N/A	N/A

(a)	Prior to our August 2006 IPO, payments for services rendered by our Senior Managing Directors generally were accounted for as distributions of members’ capital rather than as compensation expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures—Operating Expenses—Employee Compensation and Benefits Expense”.
(b)	Prior to our August 2006 IPO, our income was not subject to U.S. federal and state income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures–Provision for Income Taxes”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Evercore Partners Inc.’s combined/consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Overview

Evercore is an investment banking boutique. Our operations consist of two business segments: advisory and investment management.

•

Advisory generates revenue from fees for providing advice on matters of strategic importance to our clients, including mergers, acquisitions, restructurings, divestitures, leveraged buy-outs, recapitalizations and other corporate transactions. Our advisory segment generated $183.8 million, or 87.6%, of our net revenue in 2006, $110.8 million, or 88.2%, of our net revenue in 2005 and $69.2 million, or 80.2%, of our net revenue in 2004.

•

Investment management generates revenue from fees earned for managing the Private Equity Funds and the portfolio companies of the Private Equity Funds. In addition, we earn revenue from incentive fees, referred to as carried interest, earned when certain financial returns are achieved over the life of a fund, through net gains and losses on investments of our own capital in the funds, and from other sources. Investment management also generates revenue from managing outside capital in a traditional asset management capacity. Our investment management segment generated $23.3 million, or 11.1%, of our net revenue in 2006, $14.6 million, or 11.6%, of our net revenue in 2005 and $17.0 million, or 19.7%, of our net revenue in 2004.

Reorganization

Formation Transaction

Prior to the IPO, our business or Predecessor Company had historically been owned by our Senior Managing Directors. On August 10, 2006, pursuant to a contribution and sale agreement, dated as of May 12, 2006, our Senior Managing Directors contributed to Evercore LP each of the various entities included in our historical combined financial statements that were under common ownership of our Senior Managing Directors and common control of the Founding Members, with the exception of the general partners of ECP I, ECP II and EVP and certain other entities through which Messrs. Altman and Beutner fund their capital commitments to

ECP I, forming the Successor Company. The Successor Company has continued to conduct the same business as The Predecessor Company. More specifically, our Senior Managing Directors contributed to Evercore LP all of the equity interests in:

•

Evercore Group Holdings L.P., a Delaware limited partnership (“EGH”) and its general partner, Evercore Group Holdings L.L.C. EGH wholly owns Evercore Partners Services East L.L.C. (“East”), the operating company that in turn wholly owns the advisors to the ECP II and Evercore Ventures funds and certain other entities. As part of the Formation Transaction, Evercore Advisors L.L.C., the advisor to ECP I; EGL, Evercore’s registered broker-dealer and Evercore Properties L.L.C., Evercore’s leaseholding entity were sold to East. In addition, EGH, through its non-managing membership in the general partner of ECP II, had $7.3 million of investments in and $1.7 million of minimum unfunded commitments to that fund as of December 31, 2006.

•

Evercore GP Holdings L.L.C., a Delaware limited liability company (“GP Holdings”) which became a non-managing member of the general partner of ECP II and is entitled to 8% to 9% (depending on the particular fund investment) of any carried interest realized from that fund following the reorganization, which represented 10% of the carried interest then allocable to our Senior Managing Directors.

In exchange for these contributions to Evercore LP, our Senior Managing Directors and certain trusts benefiting certain of their families received 11,670,313 vested and 9,354,967 unvested partnership units in Evercore LP. The vesting arrangements applicable to these partnership units are described under “—Operating Expenses—Compensation and Benefits Expense”. In addition, we distributed cash to the Senior Managing Directors of Evercore so as to distribute to them all earnings for the period from January 1, 2006 to the date of the closing of the contribution and sale agreement.

We accounted for this transaction, which we refer to as the “Formation Transaction” as an exchange between entities under common control and recorded the net assets and members’ equity of the contributed entities at historical cost. We account for the unvested partnership units issued in the Formation Transaction as future compensation expense.

Combination with Protego

Protego’s business historically was owned by its directors and other stockholders and conducted by Protego and its subsidiaries and Protego SI. Concurrently with the Formation Transaction, we and Protego undertook the following steps pursuant to the contribution and sale agreement, which we refer to collectively as the “Protego Combination”:

•

Evercore LP acquired Protego and its subsidiaries (including a 70% interest in PCB, Protego’s asset management subsidiary), and Protego SI in exchange for $7.0 million aggregate principal amount of non-interest bearing notes; and

•

Mr. Aspe and the other Protego Directors became Senior Managing Directors of Evercore Partners Inc. and subscribed, collectively with certain companies they control, certain trusts benefiting their families and a trust benefiting certain Directors and employees of Protego, for 1,760,187 vested and 351,362 unvested partnership units of Evercore LP.

Of the $7.0 million in notes issued in consideration for the Protego Combination, $6.05 million was payable in cash and $0.95 million was payable in shares of our Class A common stock valued at the IPO price of $21.00 per share. We issued 45,238 shares of Class A common stock upon repayment of such notes. In addition, Protego distributed to its directors cash and to the extent cash was not available, interest in certain accounts receivable, so as to distribute to its directors all earnings for the period from January 1, 2005 to the date of the closing of the contribution and sale agreement. The remaining distribution payable to Protego directors is $0.3 million at December 31, 2006 for interests in those accounts receivable that have not been collected.

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

As a result of the Formation Transaction, the Protego Combination and the other transactions described above, which we collectively refer to as the “Reorganization,” immediately following the IPO:

•	Evercore Partners Inc. became the sole general partner of Evercore LP and, through Evercore LP and its subsidiaries, operates our business, including the business of Protego;

•

our Senior Managing Directors, including the former Directors of Protego, and certain companies they control, certain trusts benefiting certain of their families and a trust benefiting certain Directors and employees of Protego held 51 shares of our Class B common stock and 23,136,829 partnership units in Evercore LP; and

•

our public stockholders (including certain former stockholders of Protego who received $0.95 million payable in shares of our Class A common stock as described above) collectively owned 4,587,738 shares of Class A common stock.

The Class B common stock provides its holder with no economic rights but entitles the holder to a number of votes that is determined pursuant to a formula that relates to the number of Evercore LP partnership units held by such holder. Subject to the vesting and transfer restriction provisions of the Evercore LP partnership agreement, the limited partners of Evercore LP are entitled to exchange their partnership units for shares of Class A common stock on a one-for-one basis, subject to customary rate adjustment for stock splits, stock amendments and reclassifications.

Acquisition of Braveheart

On December 19, 2006, we completed the acquisition of Braveheart. Braveheart was organized to provide corporate finance and private equity advisory services, subject to its receipt of applicable regulatory approvals. In exchange for 100% of the outstanding share capital of Braveheart, we paid initial consideration, deferred consideration and earn-out consideration. The initial consideration was comprised of 1,771,820 shares of Evercore Partners Inc. Class A common stock. The deferred consideration, payable at our sole discretion, is comprised of 590,607 additional shares of Class A common stock. The Braveheart shareholders also received earn-out consideration based on gross revenues generated by Braveheart’s financial advisory business carried on in Europe. The amount of earn-out consideration was earned at the point of acquisition and accordingly, we issued to the Braveheart shareholders, collectively, $3.0 million of loan notes due 2010 which bear interest at LIBOR plus 100 basis points and which are redeemable by the holder at any time after October 31, 2007. Additionally, we paid $0.4 million in cash as part of the acquisition. Braveheart has been renamed Evercore Partners Limited and is referred to herein as “Evercore Europe”.

Comparability of Results for Various Periods

The Successor Company results represent the consolidated results of Evercore Partners Inc. and its subsidiaries subsequent to the IPO. The Predecessor Company results represent the results of the combined entities known as Evercore Holdings prior to the Reorganization as defined in Item 7. Our aggregated results for 2006 aggregate Predecessor and Successor Company results prepared in accordance with GAAP before and after the Reorganization, the acquisition of Protego and other transactions undertaken in connection with the IPO. The aggregated results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor Company results.

Moreover, as discussed above, during 2006 we entered into several material transactions that make it more difficult to compare the results of 2006 with prior periods. In particular:

•

the Formation Transaction, which includes the elimination of the financial results of the general partners of the ECP I, ECP II and EVP funds and certain other entities through which Co-CEOs have invested capital in the ECP I fund, which was not contributed to Evercore LP; and

•

the Protego and Braveheart acquisitions which resulted in the inclusion of each of the acquired entity’s financial results, as well as certain purchase accounting adjustments, such as the recording of intangible assets and their periodic amortization.

In addition to the inclusion and exclusion of the results of certain entities, the transactions mentioned above had additional effects on our results that also limit the ability to compare 2006 with prior periods, principally:

•

prior to the IPO, Evercore was not subject to federal income taxes, but was subject to New York City unincorporated business tax (“UBT”) and New York City general corporation taxes. As a result of the IPO, the operating business entities of Evercore were restructured and a portion of Evercore’s income is subject to U.S. federal income taxes, as well as foreign, state and local taxes. Since the IPO, our effective tax rate has been approximately 42.6%, reflecting Evercore Partners Inc.’s income subject to U.S. federal income, foreign, state and local taxes.

•

payments for services rendered by Evercore’s Senior Managing Directors were historically accounted for as distributions of members’ capital rather than as compensation expense. Following the IPO, management has included all payments for services rendered by the Senior Managing Directors in compensation and benefits expense.

See Item 8A for the unaudited condensed consolidated pro forma statement of income of Evercore Partners Inc. for the twelve months ended December 31, 2006. The pro forma financial statement of income is included as supplemental information to facilitate the readers’ ability to compare our 2006 results with other periods.

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

Key Financial Measures

Revenue

Total revenues reflect revenues from advisory and investment management that includes transaction related client reimbursements plus interest income and other revenue. Net revenues reflect total revenues less interest expense related to repurchase and reverse repurchase agreements.

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

Revenue trends in our advisory business generally are correlated to the volume of M&A activity and restructurings. However, deviations from this trend can occur in any given year for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity.

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

Investment Management. Our investment management business includes operations related to the management of the Private Equity Funds and traditional asset management products.

Private equity revenue sources include the following: 1) management fees; 2) portfolio company fees; 3) carried interest and 4) gains (or losses) on investments in the Private Equity Funds we manage.

•

Management Fees. Management fees are generally a percentage of committed capital (the total dollar amount of capital pledged to a fund) from certain outside investors in each of the Private Equity Funds we manage. During the commitment period, or until full investment, these fees are typically 2.0% per annum of committed capital and, for the remainder of the fund’s life, 1.0% per annum of invested capital. The entities which are entitled to the management fees from the Private Equity Funds we manage were contributed to Evercore LP. Accordingly, we continue to reflect the management fees from all of these funds in our combined/consolidated financial statements following the IPO.

•

Portfolio Company Fees. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the Private Equity Funds we manage. We earn monitoring fees for services we provide with respect to the development and implementation of strategies for improving operating, marketing and financial performance. Monitoring fee revenue is recognized ratably over the period for which services are provided. We earn director fees for the services provided by our Senior Managing Directors who serve on the boards of directors of portfolio companies. Director fees are recorded as revenue when payment is received. This policy does not yield results that are materially different compared to recording revenue when services are provided, as required by GAAP. We earn transaction fees for providing advice on the acquisition of portfolio companies held by the Private Equity Funds. These fees are earned and recognized under the same revenue recognition policies as advisory fees. The Private Equity Fund documents provide for a reduction of management fees by the amount of certain portfolio company fees earned by us and, as a result, the management fee offsets were $4.7 million for 2006.

•

Carried Interest. Carried interest is an incentive fee earned by the general partners of the Private Equity Funds we manage when certain financial return targets and hurdles are met. Generally, the carried interest is calculated as 20% of the profits, provided that certain outside investors in the funds have earned an 8% return on investments from the Private Equity Funds and a 10% return on investments from EVP. Accordingly, the amount of carried interest earned depends on the profits, if any, ultimately generated within the funds. Our historical Combined Statements of Income for the period prior to August 10, 2006 include the results of the general partners of the Private Equity Funds, including the carried interest earned by these general partners. Participation in such carried interest historically has been allocated principally to our Senior Managing Directors and other employees and any carried interest ultimately realized was paid directly to such individuals. Following the IPO, we no longer consolidate the results of the general partners of the Private Equity Funds. Accordingly, we no longer recognize as revenue any carried interest earned by the general partners of ECP I or EVP. However, through our equity interest in the general partner of ECP II and the Discovery Fund, we recognize as revenue 8% to 9% (depending on the particular fund investment) of any carried interest from these funds.

•

Gains (or Losses) on Investments. Gains and losses include both realized gains and losses upon the sale of all or a portion of a portfolio company and unrealized gains and losses on investments arising from changes in the fair value of the portfolio companies. Because our historical Combined Statements of Income include the results of the general partners of the Private Equity Funds we currently manage and certain other entities through which two of our founding Senior Managing Directors have invested capital in ECP I, our historical results include such realized or unrealized gains or losses. Following the IPO, because we no longer consolidate the results of these entities, we no longer recognize as revenue any of the gains or losses arising from these entities’ investments in ECP I or EVP. However, through our equity interest in the general partner of ECP II and the Discovery Fund, we continue to recognize revenue based on our share those funds’ realized or unrealized gains or losses. As of December 31, 2006, we had an aggregate of $9.6 million of investments in and an aggregate of $1.86 million of unfunded commitments to ECP II and the Discovery Fund.

Our traditional asset management products are offered by PCB and EAM.

•	PCB’s revenue sources include: 1) management fees; 2) performance fees; 3) dealer spreads on client transactions and 4) net interest revenue earned by PCB in collateralized financing transactions.

•

We own a 41.7% equity interest in EAM, with the balance of EAM’s equity held by its senior management team. We account for our investment in EAM under the equity method of accounting whereby we recognize our share of earnings and losses in investment management revenues.

Net Interest Revenue. Net interest revenue is derived from investing customer funds in financing transactions by PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.

Transaction Related Client Reimbursements. In both our advisory and investment management segments we make various transaction-related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our clients or the contracts with the limited partners in the Private Equity Funds we manage, these expenditures may be reimbursable. We define these expenses as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Specifically, client expense reimbursements are recorded as revenue on the Combined/Consolidated Statements of Income on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

Operating Expenses

Employee Compensation and Benefits Expense. Prior to the IPO, our employee compensation and benefits expense reflected compensation solely to non-Senior Managing Directors. Historically, payments for services rendered by our Senior Managing Directors, including all salaries and bonuses, had been accounted for as distributions from members’ capital rather than as employee compensation and benefits expense. As a result, our employee compensation and benefits expense and net income had not reflected payments for services rendered by our Senior Managing Directors. Following the IPO, we include all payments for services rendered by our Senior Managing Directors in employee compensation and benefits expense.

In connection with the IPO, we have targeted total employee compensation and benefits expense (excluding for these purposes, compensation and benefits expense associated with a significant expansion of the Company’s business or any vesting of partnership units or RSUs granted in connection with the Reorganization and the IPO) at a level not to exceed 50% of net revenue (excluding for these purposes, any revenue associated with gains or losses on investments, carried interest or reimbursable expenses). We retain the ability to exceed the target, change the target or how the target is calculated. Starting in 2007, we will no longer exclude gains or losses on investments from revenues used to calculate our compensation and benefits expense target.

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

In addition, 100% of the unvested Evercore LP partnership units held by a Senior Managing Director will vest if such Senior Managing Director dies or becomes disabled while in our employ. Our Equity Committee, which is comprised of Messrs. Altman, Beutner and Aspe, may also accelerate vesting of unvested partnership units at any time.

Post Reorganization, on August 10, 2006, we account for the unvested Evercore LP partnership units as compensation paid to employees in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payments,” (“SFAS 123R”), which we adopted effective January 1, 2006. The unvested Evercore LP partnership units vest based on the achievement of one of the performance and service vesting conditions as described above. In accordance with SFAS 123R, accruals of compensation costs for awards with a performance or service condition are based on the probable outcome of that service or performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. We have concluded that at the current time it is not probable that the conditions relating to a decline in the collective beneficial ownership of Messrs. Altman, Beutner and Aspe (and trusts benefiting their families and permitted transferees), a change of control of Evercore or a lack of continued association of Messrs. Altman, Beutner and Aspe with Evercore will be achieved, or that the death or disability condition during the employment period will be satisfied. Accordingly, we are not accruing compensation expense relating to these unvested partnership units. The unvested partnership units will be charged to expense at the time a vesting event occurs or, if earlier, at the time that occurrence of an event related to the beneficial ownership, change of control or continued association conditions becomes probable or there is a change in the estimated forfeiture rate related to the death or disability condition. Any such expense will be based on the grant date fair value of the Evercore LP partnership units, which was at the IPO price of the Class A common stock of $21.00 per share into which the partnership units are exchangeable.

If all of the unvested partnership units were to vest at some point in the future, based upon the IPO price of the Class A common stock of $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested partnership units would be $203.8 million.

We granted 2,286,055 RSUs to our employees at the time of the IPO. 207,116 of the RSUs are fully vested and, as a result, we recorded compensation expense at the time of the IPO equal to the value of these fully vested RSUs. The remaining 2,078,939 of these RSUs are unvested and will vest upon the same conditions as the unvested partnership units of Evercore LP issued in connection with the Formation Transaction and the Protego Combination described below although on a different vesting schedule. Generally, 10% of the units were fully vested at the time of grant and, upon each subsequent vesting, an additional 45% of the units will vest. If and when these RSUs vest, we will record compensation expense at the time of vesting equal to the grant date fair value of the Class A common stock of Evercore Partners Inc. deliverable pursuant to such RSUs, which would be calculated based on the IPO price of the Class A common stock. As a result, based on the IPO price of $21.00 per share, we recorded compensation expense at the time of the IPO equal to the fair value of the vested RSUs granted of $4.3 million and will record additional compensation expense at the time of vesting of the unvested RSUs of $43.7 million if all such unvested RSUs were to vest. To the extent unvested RSUs vest they will be included in weighted average shares outstanding for purposes of calculating basic and diluted net income per share, which would have a dilutive effect on these measures.

Non-Compensation Expense. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. We refer to all of these expenses as non-compensation expense.

As a result of the IPO we are no longer a private company and our costs for such items as insurance, accounting and legal advice have increased. We have also incurred costs which we have not previously incurred for director fees, investor relations expenses, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and the New York Stock Exchange, and various other costs of a public company. We expect that we will incur significant additional expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Provision for Income Taxes

Prior to August 10, 2006, we had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on its U.S. earnings, including certain non-income tax fees in other jurisdictions where we had registered offices and conduct business. Our operations were historically organized as a series of partnerships, limited liability companies and Subchapter S corporations. Taxes related to income earned by these entities represent obligations of the individual members, partners or shareholders and have not historically been reflected in the accompanying combined/consolidated financial statements. Commencing August 10, 2006, we became subject to U.S. corporate federal income tax on our allocable share of the results of operations. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities.

Minority Interest

On a historical basis, our minority interest has consisted of unaffiliated third party interests in the general partner of EVP. Following the IPO, we no longer consolidate the general partner of that fund and, accordingly, minority interest related to EVP is no longer reflected in our financial results. We do, however, record significant minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP as well as the portion of PCB not owned by Protego. As described in Item 15. Financial Statements—Note 1, Evercore Partners Inc. is the sole general partner of Evercore LP. Accordingly, although Evercore Partners Inc. has a minority economic interest in Evercore LP, it has a majority voting interest and controls the management of Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a minority interest for the economic interest in Evercore LP held by the limited partners.

Following is a discussion of our combined results of operations for the years ended December 31, 2004 and 2005 and for the periods January 1, 2006 to August 9, 2006 and August 10, 2006 to December 31, 2006. For a more detailed discussion of the factors that affected our revenue and operating expenses of our advisory and investment management business segments in these periods, see the discussion in “—Business Segments” below.

	Condensed Combined/Consolidated Statements of Income Twelve Months Ended December 31, 2004, 2005 and 2006
	Combined			Consolidated
			For the Period
	For the Twelve Months Ended		January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	For the Twelve Months Ended December 31, 2006
	December 31, 2004	December 31, 2005
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR	AGGREGATED*
	(in thousands except per share data)
REVENUES
Advisory Revenue	$69,205	$110,842	$96,122	$87,659	$183,781
Investment Management Revenue	16,967	14,584	16,860	6,400	23,260
Interest and Other Income	145	209	643	8,813	9,456

TOTAL REVENUES	86,317	125,635	113,625	102,872	216,497
Interest Expense	—	—	—	6,783	6,783

NET REVENUES	86,317	125,635	113,625	96,089	209,714

EXPENSES
Employee Compensation and Benefits	17,084	24,115	20,598	52,316	72,914
Non-compensation Expenses	17,389	34,988	24,702	17,966	42,668

TOTAL EXPENSES	34,473	59,103	45,300	70,282	115,582
Other Income	76	—	—	—	—

INCOME BEFORE
INCOME TAXES AND MINORITY INTEREST	51,920	66,532	68,325	25,807	94,132
Provision for Income Taxes	2,114	3,372	2,368	6,030	8,398
Minority Interest	29	8	6	15,991	15,997

NET INCOME	$49,777	$63,152	$65,951	$3,786	$69,737

NET INCOME PER SHARE	N/A	N/A	N/A	$0.76	N/A

*	Represents aggregate Predecessor and Successor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.

As of December 31, 2006, Evercore’s total headcount was 247 employees, compared with 113 as of December 31, 2005. Evercore’s increase in headcount is illustrated as follows:

	As of December 31,
			2006
	2004	2005	U.S.	Protego	Evercore Europe	Consolidated
Headcount:
Senior Managing Directors:
Advisory	8	11	13	6	2	21
Investment Management	6	6	7	1	1	9
Corporate	1	3	3	—	—	3
Other Employees:
Other Professionals and Support Staff	77	93	129	81	4	214

Total	92	113	152	88	7	247

2006 versus 2005

Net revenue was $209.7 million in 2006, an increase of $84.1 million, or 66.9%, versus net revenue of $125.6 million in 2005. During 2006, advisory revenue was $183.8 million, an increase of $72.9 million or 65.8% versus revenue of $110.8 million in 2005. Investment management revenue was $23.3 million, an increase of approximately $8.7 million, or 59.5%, versus revenue of approximately $14.6 million in 2005. Interest and Other Income was $9.5 million in 2006, an increase of $9.3 million versus 2005. The increase is predominantly due to interest revenue earned reduced by Interest Expense of $6.8 million from collateralized financing transactions entered into by PCB. Additionally, interest income increased year over year due to the investment of IPO proceeds. Client expense reimbursements for transaction-related expenses recorded as revenue in 2006 were $4.7 million, or $1.3 million greater than in 2005.

Compensation and benefits expense was $72.9 million in 2006, an increase of $48.8 million, or 202.4%, versus expense of $24.1 million in 2005. The increase was primarily due to the inclusion of compensation for employees of Protego and Braveheart during the period since the acquisitions and the inclusion of Senior Managing Directors’ compensatory payments in compensation for the period after the IPO, which totaled $32.0 million, plus the impact of increased headcount, higher base salaries for existing employees, and higher performance-based bonus awards. Additionally, we recorded $4.3 million in compensation expense recognized post-IPO associated with the estimated fair market value of RSUs granted in connection with the IPO.

Non-compensation expenses were $42.7 million in 2006, an increase of $7.7 million, or 22.0%, over non-compensation expenses of $35.0 million in 2005. Professional fees declined on a net basis for 2006 compared to 2005 by $3.6 million. The decrease was due to lower costs associated with temporary resources hired to support our accounting and finance staff in preparation for the IPO which were not needed to the same extent after the IPO. This decrease was partially offset by a net increase in spending associated with business development initiatives, increases in legal fees, incremental professional fees associated with being a public company and Protego professional fees incurred post acquisition. Travel and related expenses increased by $2.8 million in 2006 compared to 2005. A large portion of this increase is due to transaction-and deal-related expenses that are generally billable to clients. Non-compensation expenses additionally increased due to financing fees associated with our line of credit of $1.7 million and $2.7 million in amortization of intangible assets associated with the acquisitions of Protego and Braveheart, both of which were incurred during 2006. The increase of approximately $4.1 million in all other expenses is primarily due to an increase in costs commensurate with our expanded headcount, principally leased office space and technology related expenses and other costs associated with being a public company in addition to other expenses incurred by Protego post acquisition.

Included in the 2006 non-compensation expense of $42.7 million are $7.7 million of transaction-related expenses for travel, meals, and professional fees incurred in the conduct of financial advisory and investment management activity. Transaction-related expenses incurred in 2005 were $5.8 million.

In 2006, the provision for income taxes was $8.4 million, an increase of $5.0 million versus $3.4 million in 2005 due to higher pretax operating income and the effect of Evercore Partners Inc. being taxed as a C

Corporation. For the period of January 1, 2006 through August 9, 2006 and twelve months ended December 31, 2005, the Company operated as a series of limited liability companies and Subchapter S corporations, and therefore was not subject to federal and state income taxes. The income tax expense for these periods was $2.4 million and $3.4 million, respectively, resulting in an effective tax rate of 3.5% and 5.1%, respectively. The decline in the effective tax rate is the result of the reorganization of Evercore Group L.L.C. to a limited liability company from an S corporation and the increase in revenues generated from carried interest and unrealized/realized gains and losses not subject to tax at the entity level.

For the period August 10, 2006 to December 31, 2006, a portion of the Company’s taxable net income was taxed as a C Corporation and subject to federal, state and local income taxes, which resulted in an increased tax expense. Additionally, the results were also affected by the addition of Protego and Braveheart, included post-acquisition, which were taxed at their respective applicable foreign country tax rates. The income taxes for this period were $6.0 million, resulting in an effective tax rate of 23.4%.

Minority interest was $16.0 million in 2006 compared to $0.01 million in 2005 due to the impact of the Reorganization and IPO discussed earlier in this Item.

2005 versus 2004

Net revenue for 2005 was $125.6 million, an increase of $39.3 million, or 45.6%, over 2004. Advisory revenue increased $41.6 million, or 60.2%, while Investment Management revenue decreased $2.4 million, or 14.0%. Client expense reimbursements for transaction-related expenses recorded as revenue in 2005 were $3.4 million, or $1.0 million greater than 2004.

Compensation and benefits expense was $24.1 million in 2005, an increase of $7.0 million, or 41.2%, versus employee compensation and benefits expense of $17.1 million in 2004. The 2005 compensation expense increase was primarily due to a net increase in headcount and an increase in bonus compensation. Base compensation in 2005 increased by $2.3 million to $8.6 million, an increase of 36.5% relative to 2004 base compensation, primarily as a result of the net increase in headcount. Total bonus compensation for 2005 was $13.5 million, reflecting an increase of $4.2 million, or 45.2%, compared to 2004 bonuses. Employee compensation, which is highly correlated with net revenue, represented 19.2% of net revenue in 2005 versus 19.8% in 2004. At December 31, 2005 and December 31, 2004, headcount for employees other than Senior Managing Directors was 93 and 77, respectively.

Non-compensation expenses were $35.0 million in 2005, an increase of $17.6 million, or 101.2%, versus $17.4 million in 2004. Professional fees were $23.9 million, an increase of $15.9 million, or 198.8%. Approximately $10.2 million of the increase in professional fees was due to incremental costs incurred in connection with the preparation of our historical financial statements and upgrades to our reporting and accounting systems. Additionally, $3.0 million of costs were incurred through temporary outsourcing of our accounting and finance functions. Professional fees also increased by $1.5 million in 2005 for the placement fees associated with the recruiting and retention of M&A professionals and accounting professionals.

Included in the 2005 non-compensation expense of $35.0 million are $5.8 million of transaction-related expenses for travel, meals and professional fees incurred in the conduct of financial advisory and investment management activity. Transaction-related expenses incurred in 2004 were $3.7 million.

Business Segments

The following data discusses revenue and operating income by business segment. Each segment’s operating expenses include: 1) compensation and benefits expense incurred directly in support of the businesses of the segment; 2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services and equipment and 3) an allocation of indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics such as headcount, square footage, transactional volume and revenue. Other corporate expenses such as costs related to audit fees, other costs related to being a public company and our line of credit are not allocated to the business segments and are reflected in a Corporate segment in the notes to our combined/consolidated financial statements.

Advisory

The following table summarizes the operating results of the Advisory segment.

	Condensed Combined/Consolidated Statements of Income Twelve Months Ended December 31, 2004, 2005 and 2006
	Combined			Consolidated
			For the Period
	For the Twelve Months Ended		January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	For the Twelve Months Ended December 31, 2006
	December 31, 2004	December 31, 2005
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR	AGGREGATED*
		(in thousands)
ADVISORY REVENUES
Advisory Revenue	$69,205	$110,842	$96,122	$87,659	$183,781
Interest Income and Other Revenue	110	170	460	1,044	1,504

TOTAL ADVISORY REVENUES	69,315	111,012	96,582	88,703	185,285

ADVISORY EXPENSES
Employee Compensation and Benefits	13,288	19,047	16,974	45,510	62,484
Non-Compensation Expenses	11,214	17,558	12,838	13,119	25,957

TOTAL ADVISORY EXPENSES	24,502	36,605	29,812	58,629	88,441

ADVISORY OPERATING INCOME	$44,813	$74,407	$66,770	$30,074	$96,844

*	Represents aggregate Predecessor and Successor Company results for the period presented. The aggregated results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor Company results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.

For the twelve month period ended December 31, 2006, activity in the North American M&A industry continued to be strong as evidenced by the following industry statistics regarding the volume of transactions:

	Twelve Months Ended December 31,
	2004	2005	2006
Industry Statistics ($ in billions)**
Value of North American M&A Deals Announced	$823	$1,210	$1,621
Value of North American M&A Deals Completed	816	955	1,431
Number of Advisory Clients***
Total	45	58	63
With Fees of at Least $1 million	15	28	30

**	Source: Thomson Financial March 27, 2007
***	Excludes Advisory clients for Protego and Evercore Europe

As of December 31, 2006, Evercore’s total headcount in its Advisory segment was 133 employees, compared with 59 as of December 31, 2005. Evercore’s increase in headcount is illustrated as follows:

	As of December 31,
	2004	2005	2006
			U.S.	Protego	Evercore Europe	Consolidated
Headcount:
Senior Managing Directors	8	11	13	6	2	21
Other Advisory Professionals	29	35	56	25	2	83
Direct Support Staff	16	13	21	8	—	29

Total	53	59	90	39	4	133

Advisory Results of Operations

2006 versus 2005

Advisory revenue, including interest and other revenue allocated to this segment, was $185.3 million in 2006 compared to $111.0 million in 2005, which represents an increase of 66.9%. The increase reflects the continued strength of the M&A market environment, the improved productivity of our U.S. Senior Managing Directors and the impact of the Protego and Braveheart acquisitions. Included in total advisory revenue in 2006 was Protego advisory revenue of $5.8 million and Braveheart advisory revenue of $20.8 million. Advisory client expense reimbursements billed as revenue were $3.8 million in 2006 and $2.5 million and 2005.

Our U.S. advisory business earned advisory revenue from 63 different clients in 2006, compared to 58 different clients in 2005. We earned in excess of $1 million from 30 of those clients in 2006, compared to 28 in 2005. Two clients each accounted for more than 10% of advisory revenue in 2006 and three clients each accounted for more than 10% of advisory revenue in 2005. Five clients accounted for more than 40.6% of advisory revenue in 2006, compared to 56.9% of advisory revenue in 2005.

Advisory expenses were $88.4 million in 2006, an increase of $51.8 million, versus expenses of $36.6 million in 2005. Employee compensation and benefits increased by $43.4 million compared to 2005, reflecting inclusion of Senior Managing Directors’ compensation from the date of our IPO, increased compensation associated with new hires, increased base salaries for existing employees, higher performance-based bonus awards, inclusion of Protego and Braveheart in the consolidated results, and the issuance of stock based awards at the date of the IPO.

Advisory non-compensation expenses were $26.0 million in 2006, an increase of $8.4 million versus non-compensation expenses of $17.6 million in 2005. The increase in non-compensation expenses for the advisory segment is due to the impact of expanded headcount in the advisory business, resulting in higher occupancy, travel and technology related expenses, amortization of intangibles associated with the Braveheart and Protego acquisitions during 2006, increase in deal- and transaction-related expenses potentially billable to clients and the inclusion of non-compensation expenses associated with Protego’s advisory business post acquisition.

Included in advisory 2006 non-compensation expenses of $26.0 million are transaction-related expenses of $5.7 million for travel, meals and professional fees were incurred in the conduct of financial advisory activity. Advisory transaction-related expenses incurred in 2005 were $4.2 million.

Advisory operating income was $96.8 million in 2006, an increase of $22.4 million, or 30.2%, compared to 2005.

2005 versus 2004

Advisory revenue, including interest and other revenue allocated to this segment, was $111.0 million in

2005 compared to $69.3 million in 2004, which represents an increase of 60.2%. The increase reflects the continued growth of the M&A markets, and our continued business development efforts and additions to our advisory headcount, particularly three new Senior Managing Directors. Our revenue per Senior Managing Director increased by 16.1% from $8.7 million in 2004 to $10.1 million in 2005. Advisory client expense reimbursements billed as revenue were $2.5 million and $2.1 million in 2005 and 2004, respectively.

We earned advisory revenue from 58 different clients in 2005 compared to 45 in 2004. We earned in excess of $1 million from 28 of those clients in 2005, compared to 15 in 2004. Three clients each accounted for more than 10% of advisory revenue in 2005 and two clients each accounted for more than 10% of advisory revenue in 2004. Additionally, one client accounted for 18.7% of advisory revenue in 2005 and 34.1% in 2004. Our top five clients accounted for 56.9% of advisory revenue in 2005 and 64.6% of advisory revenue in 2004.

Advisory expenses were $36.6 million in 2005, an increase of $12.1 million from 2004, largely due to higher employee compensation and benefits expense, which rose from $13.3 million in 2004 to $19.0 million in 2005, and an increase in non-compensation expenses from $11.2 million 2004 to $17.6 million in 2005, an increase of $6.4 million or 56.6%.

Advisory base compensation in 2005 was $6.1 million, an increase of $1.9 million or 45.2% relative to 2004. Of this $1.9 million increase, $1.7 million, or 40.5%, of 2004 base compensation related to net increase in headcount for direct hires into the advisory headcount and compensation costs of allocated support staff. Total advisory bonus compensation for 2005 was $11.4 million, which represents an increase of $3.3 million relative to 2004 advisory bonus compensation of $8.1 million.

Non-compensation expenses increased principally due to additional fees and transaction-related expenses. The increase in professional fees is due to $2.4 million of temporary accounting fees borne by this segment and an increase in executive search fees to recruit advisory professionals of $1.2 million. Included in advisory 2005 non-compensation expenses of $17.6 million are transaction-related expenses of $4.2 million for travel, meals and professional fees incurred in the conduct of financial advisory activity. Advisory transaction-related expenses incurred in 2004 were $2.9 million.

Advisory operating income was $74.4 million in 2005, an increase of $29.6 million, or 66.0%, compared to 2004.

Investment Management

The following table summarizes the operating results of the investment management segment.

	Condensed Combined/Consolidated Statements of Income Twelve Months Ended December 31, 2004, 2005 and 2006
	Combined			Consolidated	For the Twelve Months Ended December 31, 2006
			For the Period
	For the Twelve Months Ended		January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
	December 31, 2004	December 31, 2005
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR	AGGREGATED*
	(in thousands)
INVESTMENT MANAGEMENT REVENUES
Management Fees	$14,575	$12,935	$7,227	$3,553	$10,780
Placement Fees	(2,487)	(2,487)	—	—	—

NET MANAGEMENT FEES	12,088	10,448	7,227	3,553	10,780
Portfolio Company Fees	1,741	5,112	5,059	888	5,947

TOTAL MANAGEMENT AND PORTFOLIO COMPANY FEES	13,829	15,560	12,286	4,441	16,727
Carried Interest and Gains on Investments	3,138	(976)	4,574	1,959	6,533

INVESTMENT MANAGEMENT REVENUES	16,967	14,584	16,860	6,400	23,260
Interest Income and Other Revenue	111	39	183	7,769	7,952

TOTAL INVESTMENT MANAGEMENT REVENUES	17,078	14,623	17,043	14,169	31,212
Interest Expense	—	—	—	6,783	6,783

NET INVESTMENT MANAGEMENT REVENUES	17,078	14,623	17,043	7,386	24,429
INVESTMENT MANAGEMENT EXPENSES
Employee Compensation and Benefits	3,796	5,068	3,623	6,806	10,429
Non-Compensation Expenses	6,175	7,097	7,187	2,124	9,311

TOTAL INVESTMENT MANAGEMENT EXPENSES	9,971	12,165	10,810	8,930	19,740

INVESTMENT MANAGEMENT OPERATING INCOME	$7,107	$2,458	$6,233	$(1,544)	$4,689

*	Represents aggregate predecessor and successor results for the period presented. The aggregated results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. The combined results help to provide a full-year presentation of our results for comparability purposes.

As of December 31, 2006, Evercore’s total headcount in its Investment Management segment was 48 employees, compared with 16 as of December 31, 2005. Evercore’s increase in headcount is illustrated as follows:

	As of December 31,
	2004	2005	2006
			U.S.	Protego	Evercore Europe	Consolidated
Headcount:
Senior Managing Directors	6	6	7	1	1	9
Other Investment Management Professionals	7	4	5	21	—	26
Direct Support Staff	8	6	7	6	—	13

Total	21	16	19	28	1	48

Investment Management Results of Operations

2006 versus 2005

Net investment management revenue was $24.4 million in 2006, an increase of $9.8 million, or 67.0%, compared to net investment management revenue of $14.6 million in 2005. The increase in net investment management revenue was driven primarily by an increase of $7.5 million in carried interest and net investment gains, a $1.1 million increase in net interest and other income (net of interest expense), a $0.8 million increase in portfolio company fees and a $0.3 million increase in net management fees. The increase in carried interest and net investment gains was a result of several realizations of ECP II investments, partly offset by unrealized losses resulting from a reduction in the carrying value of certain ECP II investments. The increase in portfolio company fees was a result of increased investment activity in the first half of 2006. The increase in net management fees in 2006 was primarily the result of the non-recurrence of placement fees payable to a third party partly offset by higher portfolio company fees and a reduction in gross management fees resulting from investment realizations that decreased the amount of invested capital. Placement fees and portfolio company fees are netted against gross management fees. Interest and Other Income was $8.0 million in 2006, an increase of $7.9 million versus 2005. The increase is due to interest revenue earned, reduced by Interest Expense of $6.8 million from collateralized financing transactions entered into by PCB.

Employee compensation and benefits increased by $5.4 million, or 105.8%, compared to 2005, reflecting inclusion of Senior Managing Directors’ compensatory payments in compensation, an increase in base salaries and higher performance-based bonus awards attributable to allocated new hires and the inclusion of compensation for Protego’s asset management business post acquisition.

Non-compensation expenses increased by $2.2 million, or 31.2%, compared to 2005 as a result of increased spending for new business initiatives, an increase in transaction-related expenses billable to Private Equity Funds and portfolio companies and non-compensation costs associated with Protego’s asset management business post acquisition. Included in investment management non-compensation expenses of $9.3 million in 2006 are transaction-related expenses of $2.0 million for travel, meals and professional fees incurred in the conduct of investment management activity. Investment management transaction-related expenses incurred in 2005 were $1.6 million.

Investment management operating income was $4.7 million in 2006, an increase of $2.2 million, or 90.8%, as higher revenues offset post-IPO increases in compensation and non-compensation expenses. Operating income as a percentage of segment revenue was 19.2% in 2006 versus 16.8% in 2005.

2005 versus 2004

Net investment management revenue was $14.6 million in 2005, a decrease of $2.5 million, or 14.4%, compared to revenue of $17.1 million in 2004. The decrease in revenue was driven primarily by an increase in fee related revenue of $1.7 million, offset by a decline in investment performance related revenue of $4.1 million. The increase in fee related revenue was due to an increase in transaction fees related to an investment in

ECP II’s portfolio. This increase was offset by a decline in management fees due to the realization of several investments in ECP I’s portfolio in 2004 resulting in a decrease in invested capital and related management fees in 2005. The decline in investment performance related revenue was due to realizations in four ECP I portfolio companies that generated modest carried interest and investment gains, offset by an unrealized loss resulting from a reduction in the carrying value of an ECP I portfolio company due to currency fluctuations in 2005. Investment management client expense reimbursements billed as revenue were $0.9 million and $0.3 million in 2005 and 2004, respectively.

Investment management expenses were $12.2 million in 2005, an increase of $2.2 million, or 22.0%, versus expenses of $10.0 million in 2004. This increase is primarily due to an increase in employee compensation and benefits and higher professional fees. Investment management employee compensation and benefits increased by $1.3 million, or 33.5%, relative to 2004. This increase is principally due to an increase in compensation costs associated with additional hires in the investment management fund administration group and an increase in bonus compensation.

Professional fees for the investment management business increased $0.7 million in 2005 from 2004 primarily due to an increase in transaction-related expense as described below.

Included in investment management 2005 non-compensation expenses of $7.1 million are transaction-related expenses of $1.6 million for travel, meals and professional fees incurred in the conduct of investment management activity. Investment management transaction-related expenses incurred in 2004 were $0.8 million.

Cash Flows

Our cash flows are primarily related to the timing of receipt of advisory and investment management fees and the timing of distributions to our Senior Managing Directors and payment of bonuses to employees. In general, we collect our accounts receivable within 60 days.

2006. Cash and cash equivalents increased $49.1 million from August 9, 2006, the last day prior to the Reorganization. During the 144 day period ended December 31, 2006, cash of $0.4 million was used by operating activities, comprised mainly of net income of $3.8 million offset by net changes in operating assets and liabilities of $4.2 million. Cash of $3.0 million was used for investing activities, principally for net purchases of investments, the acquisition of Braveheart, and furniture, equipment and leasehold improvements, offset by proceeds from investments. Financing activities during the period provided cash of $52.5 million, primarily from the net proceeds from the IPO, offset by payments for short-term borrowings and notes payable associated with the purchase of Protego.

Cash and cash equivalents at August 9, 2006 decreased $21.5 million from December 31, 2005. During the 221 day period ended August 9, 2006, cash of $60.1 million was provided by operating activities, comprised mainly of net income of $66.0 million, offset by changes in operating assets and liabilities of $5.8 million. Cash of $3.1 million was used in investing activities, principally for the purchase of investments and furniture, equipment and leasehold improvements, offset by cash provided by proceeds from investments, and cash received in the acquisition of Protego. Financing activities during the period used cash of $78.6 million, primarily for distributions to Senior Managing Directors, offset by increases in short-term borrowings.

2005. Cash increased $0.5 million in 2005. Cash of $66.7 million was provided by operating activities, including $63.2 million from net income. Cash of $2.5 million was used for investing activities, including $1.0 million for the purchase of furniture, equipment and leasehold improvements. Financing activities used $63.7 million of cash primarily due to distributions to our Senior Managing Directors of $65.3 million.

2004. Cash increased $21.6 million in 2004. Operating activities provided $46.6 million due to $49.8 million in net income, primarily offset by a loss of $3.1 million on private equity investments. Cash of $0.7 million was provided by investing activities with $3.1 million being provided by proceeds on investments offset by purchases of fixed assets of $1.0 million and purchases of investments of $0.5 million. Net cash used in financing activities was $25.7 million due to distributions to our Senior Managing Directors of $26.5 million.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and accounts receivable in relation to earned advisory fees. Cash distributions related to partnership tax allocations are generally made shortly after the end of each calendar quarter to the partners of Evercore LP. We traditionally have made payments for employee bonuses and year-end distributions to partners primarily in the first quarter of the year with respect to the prior year’s results. Our liabilities have typically consisted of accrued compensation and accounts payable.

On December 30, 2005, we entered into a $30.0 million credit agreement with affiliates of Lehman Brothers, JPMorgan Chase and Goldman, Sachs that matured on the earlier of the consummation of the IPO or December 31, 2006 (the “Line of Credit”). The agreement was a 364-day revolving line of credit. Borrowings under the Line of Credit bore interest at a rate of LIBOR plus 200 basis points for any amount drawn and a commitment fee of 50 basis points for any unused portion. On January 12, 2006, we borrowed $25.0 million on the Line of Credit at an interest rate of 6.60%. On June 22, 2006, we drew down an additional $5.0 million at an effective interest rate of 7.48%. We recognized $0.6 million of debt issuance cost expense and $1.1 million of interest expense for the twelve months ended December 31, 2006. The proceeds of the Line of Credit were used for working capital purposes including funding of our ongoing investment management activities. We used a portion of the proceeds from the IPO to repay all outstanding borrowings under the Line of Credit, which has been terminated.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $20 million, secured with trading securities and interest is charged at the Inter-Bank Balance Interest Rate plus 10 basis points, while the overnight facility is approximately $1.0 million, unsecured and interest is charged at two times the Inter-Bank Balance Interest Rate. There have been no drawdowns on PCB’s line of credit since August 10, 2006.

We regularly monitor our liquidity position, including cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity and compliance with regulatory net capital requirements.

Under the Evercore LP limited partnership agreement, we intend to cause Evercore LP to make distributions to its partners in an amount sufficient to cover all applicable taxes and dividends, if any, declared by us.

We had total commitments (not reflected on our Combined/Consolidated Statements of Financial Condition) relating to future principal investments of $1.9 million as of December 31, 2006. We expect to fund these commitments with cash flows from operations, with the balance to be funded by other members of the general partners of the Private Equity Funds we manage. We may be required to fund these commitments at any time through December 2011, depending on the timing and level of investments by the Evercore Capital Partners Private Equity Funds.

Subject to legally available funds, we intend to pay quarterly cash dividends. The Class B common stock will not be entitled to dividend rights. The declaration of this and any other dividends and, if declared, the amount of any such dividend, will be subject to the ability of our subsidiaries to provide cash to us. The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account general economic and business conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including Evercore LP) to us, and such other factors as our board of directors may deem relevant. If we pay such dividends, our Senior Managing Directors will be entitled to receive equivalent distributions pro rata based on their partnership interests in Evercore LP, although these individuals will not be entitled to receive any such dividend-related distributions in respect of unvested partnership units.

PCB, the Mexican asset management subsidiary of Protego, which we acquired in August 2006, enters into repurchase agreements with clients whereby PCB transfers to the clients securities (typically, Mexican government securities) in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Combined/Consolidated Statement of Financial Condition in relation to repurchase transactions executed with clients as securities sold under agreements to repurchase. We record as assets on our Combined/Consolidated Statement of Financial Condition, financial instruments owned and pledged as collateral at fair value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and securities purchased under agreements to resell (where we have acquired the securities deliverable to clients under these resell agreements by entering into reverse repurchase agreements with unrelated third parties). As of December 31, 2006, PCB had approximately $84.1 million of repurchase transactions executed with clients, of which approximately $73.8 million related to securities PCB purchased in the open market and approximately $10.3 million of reverse repurchase transactions with third parties. Net income includes interest income earned and interest expense incurred under these agreements.

As of December 31, 2006, our share of PCB’s equity was recorded as $1.9 million.

Subsequent to December 31, 2006, we made the following cash payments:

•	Bonus Payments – We made $44.8 million in cash bonus payments to our employees and Senior Managing Directors for 2006 during the first quarter of 2007.

•	Tax Distributions – Evercore LP made tax distributions to its limited partners and its general partner, Evercore Partners Inc., during the first quarter of 2007 of $12.9 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2006:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital Lease Obligations	$226	$132	$94	$—	$—
Operating Lease Obligations	186,871	12,964	25,990	25,491	122,426
Investment Management Commitments	1,861	—	—	—	1,861

Total	$188,958	$13,096	$26,084	$25,491	$124,287

In July 2006, we entered into a lease for an additional 124,000 square feet of office space at our principal executive offices at 55 East 52nd Street, New York, New York. Our rental payment obligations under the lease will be as follows: $9.6 million per year for years one through five of the lease term; $10.2 million per year for years six through ten of the lease term; $10.8 million per year for years 11 through 15 of the lease term; and $11.4 million per year for year 16 through the expiration of the lease term. We intend to sublease a portion of this additional space to a third party. Our current annual lease expense is $3.2 million. In connection with the execution of the lease, we delivered a security deposit in the form of an unsecured letter of credit in the amount of $4.8 million. If we do not meet certain covenants of the unsecured letter of credit agreement, we may be required to secure the letter of credit. We intend to take possession of all of this additional space by April 30, 2007. The term of the lease expires on April 29, 2023.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our combined/consolidated financial statements.

Market Risk

Except for the items noted below in this section, due to the nature of our business and the manner in which we conduct our operations, in particular our limitation of investments to short-term cash investments and government securities, other than principal investments in our Private Equity Funds and EAM products, and we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk.

Investment Risk

Through our principal investments in our funds which were $9.6 million at December 31, 2006, and our ability to recognize carried interest from these funds, which depends on the profits generated within our funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest, which historically has been volatile. However, we do not believe normal changes in public equity markets will have a material effect on revenues derived from such investments. In contrast, we have made investments in portfolios managed by EAM, which include investments of $10.0 million during the year ended December 31, 2006 in publicly traded equity securities.

Exchange Rate Risk

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

We expect that Braveheart’s revenue and expenses will be denominated primarily in British pounds sterling and euro, which will expose us to fluctuations in the value of the dollar relative to these foreign currencies.

We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. It is currently not our intention to hedge our foreign currency exposure. We will reevaluate this policy from time to time.

Critical Accounting Policies and Estimates

The combined/consolidated financial statements included in this report are prepared in conformity with GAAP, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Trading Securities

We invest in readily marketable equity securities that are managed by EAM. Trading Securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on Trading Securities are included in the Combined/Consolidated Statements of Income in Investment Management Revenue.

Investments

Our investments, which are accounted for under the equity method of accounting, consist of investments in Private Equity Funds, an equity investment in funds managed by EAM and the Company’s equity interest in EAM.

The Private Equity Funds consist primarily of investments in marketable and non-marketable securities of portfolio companies. These underlying investments are generally restricted, encumbered and are not actually traded or intended for immediate sale. The underlying investments held by the Private Equity Funds are valued based on quoted market prices, or estimated fair value if there is no public market. The fair value of each private equity fund’s investments in non-marketable securities is determined by the general partner of each private equity fund subject to review by the fund’s advisory committee comprised of certain third party limited partners. The carrying value of non-marketable securities is determined in good faith by giving consideration to a range of factors, including but not limited to market conditions, operating performance (current and projected) and subsequent financing transactions at each period end. The values assigned are based upon available information and do not necessarily represent amounts which might ultimately be realized. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly traded securities are valued using quoted market prices.

The equity investment in funds managed by EAM consists primarily of readily marketable equity securities that are valued using quoted market prices on applicable exchanges or markets.

We reflect our pro rata share of realized and unrealized gains and losses from changes in the values associated with the private equity investments and the fund managed by EAM. Such gains and losses are included in the Combined/Consolidated Statements of Income in Investment Management Revenue.

We hold a 41.7% interest in EAM that is accounted for under the equity method. We record our pro rata share of net income or losses in Investment Management Revenue on the Combined/Consolidated Statements of Income. Capital contributions made to and distributions received from EAM are reflected as an increase or decrease in basis, respectively.

Financial Instruments Owned and Pledged as Collateral at Fair Value

We pledge financial instruments owned, which consist principally of short-term Mexican government obligations, to collateralize certain financing agreements and permit the counterparty to pledge the securities. We record these securities on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Combined/Consolidated Statement of Income. These

securities are recorded as Financial Instruments Owned and Pledged as Collateral at Fair Value in the Combined/Consolidated Statement of Financial Condition.

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

Revenue Recognition

Advisory

We earn advisory revenue through: 1) success fees based on the occurrence of certain events which may include announcements or completion of various types of financial transactions; 2) retainer arrangements and 3) fairness opinions.

We recognize revenue when: 1) there is evidence of an arrangement with a client; 2) agreed upon services have been provided; 3) fees are fixed or determinable and 4) collection is reasonably assured. Our clients generally enter into agreements with us that vary in duration depending on the nature of the services provided. We typically bill clients for the full amounts due under the applicable agreements on or after the dates on which the specific services have been provided. Generally, payments are collected within 60 days of billing. Fees paid in advance of services rendered are initially recorded as deferred revenue and recognized as Advisory revenue ratably over the period in which the related service is rendered.

We assess whether collection is probable based on a number of factors, including past transaction history with the client and an assessment of the client’s current creditworthiness. If in management’s judgment collection of a fee is not probable, we will not recognize revenue until that uncertainty is removed. In rare instances, an allowance for doubtful collection may be established if revenue had been recognized.

Investment Management

Currently, our Investment Management business generates revenues principally from management of private equity funds. Sources of revenue for private equity consist of: 1) management fees; 2) portfolio company fees; 3) realized and unrealized gains (or losses) and 4) carried interest.

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

Realized and unrealized gains and losses resulting from the fair value or disposition of investments in private equity funds are recorded as revenue based on our pro rata ownership in the period in which the disposition or the fair value change has occurred.

Realized and unrealized carried interest is computed in accordance with the underlying private equity funds’ partnership agreements and is based on investment performance over the life of each investment partnership. Future investment underperformance may require amounts previously distributed to be returned to the respective investment partnerships. As required by the private equity funds’ partnership agreements, the general partners of each private equity fund maintain a defined amount in escrow in the event that distributions received by such general partner must be returned due to investment underperformance. Prior to the Reorganization, these escrow funds are not included in our accounts as these funds were the property of the Members of the General Partner. Subsequent to the Reorganization, our pro rata share of escrow requirements of any distribution will be placed in a segregated account and reflected in the consolidated statement of financial condition as Other Assets. The members of the general partners of the private equity funds have guaranteed the general partners’ obligations to repay or refund to outside investors in the private equity funds interim amounts distributed to us, which may arise due to future investment underperformance.

In the conduct of its financial advisory service engagements and in the pursuit of successful portfolio company investments for the Private Equity Funds, the Company receives reimbursement for certain transaction-related expenses incurred by the Company on behalf of its clients. Such reimbursements are classified as either advisory or investment management revenues, as applicable.

Net Interest Revenue

Net interest revenue is derived from investing customer funds in financing transactions by PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.

Income Taxes

As part of the process of preparing its consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on long-term investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated statements of financial condition. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent we believes that recovery is not more likely than not, we must establish a valuation allowance. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by us in making this assessment. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

In addition, in order to determine the quarterly tax rate, we are required to estimate full year pre-tax income and the related annual income tax expense in each jurisdiction. Changes in the geographic mix or estimated level of annual pre-tax income can affect our overall effective tax rate. Furthermore, our interpretation of complex tax laws may impact its measurement of current and deferred income taxes.

Business Combinations

We account for acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Definite life intangible assets are amortized over their estimated useful lives which are periodically reevaluated. For the period ended December 31, 2006, we concluded there was no impairment of goodwill and intangible assets. As a result of our Protego and Braveheart acquisitions, our goodwill and intangible assets, net of amortization, as of December 31, 2006 were $38.0 million and $23.1 million, respectively.

Equity Compensation

Share-Based Payment—On December 16, 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS 123(R) “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Combined/Consolidated Statements of Income based on their fair values. Pro forma disclosure is no longer an alternative. Prior to the Reorganization, we operated as a series of partnerships, limited liability companies and Subchapter S corporations and had not historically issued stock-based compensation awards. We adopted SFAS 123(R) on January 1, 2006. In conjunction with the IPO, we recorded $4.3 million of expense related to the vesting of RSUs made at the date of our IPO.

Recently Issued Accounting Standards

SFAS 154—In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The adoption of SFAS 154 did not have a material effect on our financial condition, results of operations and cash flows.

SFAS 155—In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 will not have a material impact on our financial condition, results of operations and cash flows.

SFAS 156—In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial condition and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on our financial condition, results of operations and cash flows.

FSP FIN 46(R)-6—In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. We adopted the guidance in FSP FIN 46(R)-6 prospectively on October 1, 2006 to all entities that we first became involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. The adoption of FSP FIN 46(R)-6 did not have a material impact on our financial condition, results of operations and cash flows.

FIN 48—In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our financial condition, results of operations and cash flows.

SFAS 157—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 157 on our financial condition, results of operations and cash flows.

SFAS 158—In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective in fiscal years beginning after December 15, 2008. The adoption of SFAS 158 is not expected to have a material impact on our financial condition, results of operations and cash flows.

SAB 108—In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 permits us to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The adoption of SAB 108 did not have a material impact on our financial condition, results of operations and cash flows.

SFAS 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact of adopting SFAS 159, on our financial condition, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk, or other market risk except as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk.”

Item 8.	Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the accompanying consolidated statement of financial condition of Evercore Partners Inc. and subsidiaries (the “Successor”) as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the period from August 10, 2006 to December 31, 2006. We have also audited the accompanying combined statement of financial condition of Evercore Holdings (the “Predecessor”) as of December 31, 2005, and the related combined statements of income, changes in members’ equity and cash flows for the period from January 1, 2006 to August 9, 2006, and the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Successors and Predecessors’ (collectively the “Company”) management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standard of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor’s consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 2006, and the results of its operations and its cash flows for the period August 10, 2006 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor’s combined financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2005, and the results of its operations and its cash flows for the period January 1, 2006 to August 9, 2006, and the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the combined/consolidated financial statements, the Successor was formed on August 10, 2006 pursuant to a contribution and sale agreement. As discussed in Note 2 to the combined/consolidated financial statements, effective January 1, 2006, the Successor adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) Share-Based Payment. As discussed in Note 2 to the combined/consolidated financial statements, commencing August 10, 2006, the Company became subject to U.S. corporate federal income tax that it accounts for in accordance with SFAS No. 109 Accounting for Income Taxes.

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 2, 2007

EVERCORE PARTNERS INC.

COMBINED/CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	Combined December 31, 2005	Consolidated December 31, 2006
	PREDECESSOR	SUCCESSOR
ASSETS
Current Assets
Cash and Cash Equivalents	$37,855	$65,420
Trading Securities	—	4,216
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	73,847
Securities Purchased Under Agreements to Resell	—	10,266
Accounts Receivable (net of allowances of $256 on December 31, 2005 and $208 on December 31, 2006)	12,708	55,247
Receivable from Members, Employees and Related Parties	1,952	1,443
Receivable from Affiliates	1,255	1,189
Debt Issuance Costs	607	—
Prepaid Expenses	604	3,141
Other Current Assets	353	990

Total Current Assets	55,334	215,759
Investments	16,755	16,009
Deferred Tax Asset	205	1,774
Deferred Offering and Acquisition Costs	5,138	—
Furniture, Equipment and Leasehold Improvements, Net	2,263	4,373
Goodwill	—	37,966
Intangible Assets, Net	—	23,080
Other Assets	1,761	2,542

TOTAL ASSETS	$81,456	$301,503

LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Compensation and Benefits	$13,165	$48,094
Accounts Payable and Accrued Expenses	11,672	8,948
Securities Sold Under Agreements to Repurchase	—	84,135
Deferred Revenue	935	404
Notes Payable to Related Parties	—	3,000
Payable to Members and Employees	659	338
Payable to Affiliates	440	306
Capital Leases Payable – Current	193	132
Taxes Payable	1,730	6,535
Other Current Liabilities	626	15

Total Current Liabilities	29,420	151,907
Deferred Tax Liability	25	107
Capital Leases Payable – Long-Term	232	94

TOTAL LIABILITIES	29,677	152,108

Commitments and Contingencies

Minority Interest	274	36,918

Members’ and Stockholders’ Equity
Members’ Equity	51,301	—
Common Stock:
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 6,359,558 issued and outstanding)	—	64
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 issued and outstanding)	—	—
Additional Paid-In-Capital	—	108,564
Retained Earnings	—	3,786
Accumulated Other Comprehensive Income	204	63

TOTAL MEMBERS’ AND STOCKHOLDERS’ EQUITY	51,505	112,477

TOTAL LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ EQUITY	$81,456	$301,503

See Notes to Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

COMBINED/CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Combined For the Twelve Months Ended December 31, 2004	Combined For the Twelve Months Ended December 31, 2005	Combined	Consolidated
			For the Period
			January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
REVENUES
Advisory Revenue	$69,205	$110,842	$96,122	$87,659
Investment Management Revenue	16,967	14,584	16,860	6,400
Interest Income and Other Revenue	145	209	643	8,813

TOTAL REVENUES	86,317	125,635	113,625	102,872
Interest Expense	—	—	—	6,783

NET REVENUES	86,317	125,635	113,625	96,089

EXPENSES
Employee Compensation and Benefits	17,084	24,115	20,598	52,316
Occupancy and Equipment Rental	3,090	3,071	2,233	1,971
Professional Fees	8,031	23,892	13,527	6,739
Travel and Related Expenses	3,352	4,478	4,176	3,130
Communications and Information Services	812	898	1,075	815
Financing Costs	—	—	1,706	11
Depreciation and Amortization	667	778	666	3,234
Other Operating Expenses	1,437	1,871	1,319	2,066

TOTAL EXPENSES	34,473	59,103	45,300	70,282

Other Income	76	—	—	—

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	51,920	66,532	68,325	25,807
Provision for Income Taxes	2,114	3,372	2,368	6,030
Minority Interest	29	8	6	15,991

NET INCOME	$49,777	$63,152	$65,951	$3,786

Net Income Available to Holders of Shares of Class A Common Stock	N/A	N/A	N/A	$3,786
Weighted Average Shares of Class A Common Stock Outstanding:
Basic	N/A	N/A	N/A	4,956
Diluted	N/A	N/A	N/A	4,956
Net Income Per Share:
Basic	N/A	N/A	N/A	$0.76

Diluted	N/A	N/A	N/A	$0.76

See Notes to Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

COMBINED/CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY

TWELVE MONTHS ENDED DECEMBER 31, 2004, 2005 and 2006

(in thousands, except share data)

	Members’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Members’ and Stockholders’ Equity
		Shares	Dollars
Combined
PREDECESSOR
Balance at January 1, 2004	$26,963	—	$—	$—	$90	$—	$27,053
Net Income	49,777	—	—	—	—	—	49,777
Other Comprehensive Income:
Unrealized Gains on Available-For-Sale Securities (net of tax of $15)	—	—	—	—	157	—	157
Less Reclass for Unrealized Gains included in Net Income (net of tax of $8)	—	—	—	—	(84)	—	(84)

Net Other Comprehensive Income	—	—	—	—	73	—	73

Total Comprehensive Income	49,777	—	—	—	73	—	49,850
Members’ Contributions	900	—	—	—	—	—	900
Members’ Distributions	(26,524)	—	—	—	—	—	(26,524)

Balance at December 31, 2004	51,116	—	—	—	163	—	51,279
Net Income	63,152	—	—	—	—	—	63,152
Other Comprehensive Income:
Unrealized Gains on Available-For-Sale Securities (net of tax of $4)	—	—	—	—	41	—	41

Total Comprehensive Income	63,152	—	—	—	41	—	63,193
Members’ Contributions	2,291	—	—	—	—	—	2,291
Members’ Distributions	(65,258)	—	—	—	—	—	(65,258)

Balance at December 31, 2005	51,301	—	—	—	204	—	51,505
Net Income Allocable to Members	65,951	—	—	—	—	—	65,951
Members’ Contributions	2,644	—	—	—	—	—	2,644
Members’ Distributions	(100,711)	—	—	—	—	—	(100,711)
Members’ Draw	(6,503)	—	—	—	—	—	(6,503)
Private Equity Funds Distributions	(3,872)	—	—	—	—	—	(3,872)
Distribution of Available-For-Sale Securities	—	—	—	—	(204)	—	(204)
Elimination of Non-Contributed Entities	(16,452)	—	—	—	—	—	(16,452)
Capital Issuance Related to Acquisition	27,510	—	—	—	—	—	27,510
Transfer to Minority Interest	(19,868)	—	—	—	—	—	(19,868)

Balance at August 9, 2006	$—	—	$—	$—	$—	$—	$—

Consolidated
SUCCESSOR
Balance at August 10, 2006	$—	—	$—	$—	$—	$—	$—
Net Income Available to Class A Common Shareholders	—	—	—	—	—	3,786	3,786
Proceeds—Issuance of Common Stock, net of $13,995 Issuance Costs	—	4,542,500	45	81,352	—	—	81,397
Issuance of Common Stock Related to Acquisitions	—	1,817,058	19	22,813	—	—	22,832
Issuance of Restricted Stock Units	—	—	—	4,399	—	—	4,399
Other Comprehensive Income	—	—	—	—	63	—	63

Balance at December 31, 2006	$—	6,359,558	$64	$108,564	$63	$3,786	$112,477

See Notes to Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Combined For the Twelve Months Ended December 31, 2004	Combined For the Twelve Months Ended December 31, 2005	Combined	Consolidated
			For the Period
			January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$49,777	$63,152	$65,951	$3,786
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock Compensation	—	—	—	4,399
Depreciation and Amortization	667	778	1,273	3,234
Gain (Loss) on Disposal of Equipment	69	—	—	—
Minority Interest	29	8	6	15,991
Bad Debt Expense	50	330	—	—
Realized Gain on Investment	(76)	—	—	—
Net Realized and Unrealized (Gains) and Losses on Investments	(3,122)	998	(4,845)	(1,476)
Net Realized and Unrealized (Gains) and Losses on Trading Securities	—	—	160	(461)
(Increase) Decrease in Operating Assets:
Trading Securities	—	—	(3,158)	(752)
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	—	—	123,685
Securities Purchased Under Agreements to Resell	—	—	—	196,141
Accounts Receivable	(5,525)	(5,495)	3,982	(40,678)
Placement Fees Receivable	2,487	2,487	—	—
Receivable from Members, Employees and Related Parties—Current	(1,128)	250	494	15
Receivable from Affiliates	(1,800)	808	(302)	(883)
Prepaid Expenses	(54)	(306)	(1,270)	(908)
Other Current Assets	—	(335)	308	107
Deferred Tax Asset	(111)	—	—	(1,569)
Deferred Offering and Acquisition Costs	—	(5,138)	(7,089)	(1,140)
Receivable from Members, Employees and Related Parties—Long-term	134	—	—	—
Other Assets	3	(208)	(49)	327
Increase (Decrease) in Operating Liabilities:
Accrued Compensation and Benefits	3,601	4,355	2,488	28,235
Accounts Payable and Accrued Expenses	2,346	7,561	740	(6,428)
Securities Sold Under Agreements to Repurchase	—	—	—	(319,847)
Placement Fees Payable	(2,487)	(2,487)	—	—
Deferred Revenue	253	(478)	1,344	(1,875)
Payable to Members and Employees	237	(247)	(243)	(6,001)
Payable to Affiliates	141	104	832	306
Deferred Tax Liability	61	(68)	—	82
Taxes Payable	863	194	31	5,385
Other Current Liabilities	142	419	(529)	(82)

Net Cash Provided by (Used in) Operating Activities	46,557	66,682	60,124	(407)

	Combined For the Twelve Months Ended December 31, 2004	Combined For the Twelve Months Ended December 31, 2005	Combined	Consolidated
			For the Period
			January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired from Acquisitions	—	—	3,972	1,370
Investments Purchased	(545)	(5,793)	(9,202)	(5,476)
Proceeds from Investments Sold	3,056	5,010	3,497	2,536
Purchase of Furniture, Equipment and Leasehold Improvements	(1,048)	(1,024)	(1,272)	(912)
Elimination of Cash for Non-Contributed Entities	—	—	(54)	—
Other Assets	(724)	(679)	—	(547)

Net Cash Provided by (Used in) Investing Activities	739	(2,486)	(3,059)	(3,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Leases Payable	(107)	(147)	(120)	(85)
Contributions from Members	900	2,291	2,644	—
Net Capital Contributions from Minority Interest Members	81	1	—	—
Net Proceeds from IPO	—	—	—	88,590
Repayment of Short-Term Borrowings	—	—	—	(30,000)
Payment of Notes Payable-Protego	—	—	—	(6,050)
Short-Term Borrowings	—	—	30,000	—
Debt Issuance Costs	—	(607)	—	—
Distributions to Members	(26,524)	(65,258)	(111,086)	—

Net Cash Provided by (Used in) Financing Activities	(25,650)	(63,720)	(78,562)	52,455

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	43
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,646	476	(21,497)	49,062
CASH AND CASH EQUIVALENTS—Beginning of Period	15,733	37,379	37,855	16,358

CASH AND CASH EQUIVALENTS— End of Period	$37,379	$37,855	$16,358	$65,420

EVERCORE PARTNERS INC.

COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Combined For the Twelve Months Ended December 31, 2004	Combined For the Twelve Months Ended December 31, 2005	Combined	Consolidated
			For the Period
			January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest – Company Debt	$145	$99	$917	$212

Payments for Interest – Collateralized Financing Transactions	$—	$—	$—	$6,783

Payments for Income Taxes	$1,284	$3,276	$3,808	$2,293

Fixed Assets Acquired Under Capital Leases	$55	$124	$—	$—

Non-Cash Distribution of Available-For-Sale-Securities	$—	$—	$416	$—

Purchase of Subsidiaries
Non-Interest bearing Evercore LP Notes	$—	$—	$7,000	$—
Interest bearing Evercore Partners Inc. Notes	—	—	—	3,000
Evercore Class A Shares	—	—	—	21,882
Evercore LP Partnership Units	—	—	27,510	—
Acquisition Costs	—	—	3,420	2,529
Cash Paid	—	—	—	392

Total Purchase Price	—	—	37,930	27,803

Accounts Receivable	—	—	(6,582)	(656)
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	—	(198,511)	—
Securities Purchased Under Agreements to Resell	—	—	(207,596)	—
Other Current Assets	—	—	—	(613)
Investments	—	—	(1,670)	—
Fixed Assets	—	—	(990)	(183)
Intangible Assets	—	—	(3,480)	(22,254)
Goodwill	—	—	(30,986)	(6,829)
Other Assets	—	—	(483)	(62)
Securities Sold Under Agreements to Repurchase	—	—	406,150	—
Other Current Liabilities	—	—	2,756	4,556
Dividend Payable	—	—	6,375	—
Minority Interest	—	—	1,059	—

Cash Acquired from Purchase	$—	$—	$3,972	$1,762

Elimination of Non-Contributed Entities
Members’ Equity of Non-Contributed Entities	$—	$—	$16,452	$—
Due To (From) Members and Employees	—	—	1,255	—
Due To (From) Uncombined Affiliates	—	—	(1,257)	—
Investments	—	—	(16,757)	—
Accounts Payable and Accrued Expenses	—	—	88	—
Minority Interest	—	—	273	—

Cash Withdrawal from General Partner Entity	$—	$—	$54	$—

Issuance of Common Stock to repay Note Payable	$—	$—	$—	$950

Non-Cash Deferred IPO Costs	$—	$—	$—	$7,193

Transfer of Members’ Equity to Minority Interest	$—	$—	$19,868	$—

See Notes to Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

On August 10, 2006, pursuant to a contribution and sale agreement dated May 12, 2006: 1) the Members contributed to Evercore LP each of the various entities included in the historical combined financial statements of Evercore Holdings (the “Predecessor Company”), with the exception of the general partners of Evercore Capital Partners L.P. and its affiliated entities (collectively “ECP I”), Evercore Capital Partners II L.P. and its affiliated entities (collectively “ECP II”) and Evercore Venture Partners L.P. and its affiliated entities (collectively “EVP”), which are Company sponsored private equity funds, and of Evercore Founders L.L.C. and Evercore Founders Cayman Ltd. (collectively, the “Founders”), which are the entities through which the Founding Members fund their additional commitments to ECP I and acquired an interest in the general partner of ECP II, which will permit Evercore LP to receive 8% to 9% (depending on the particular fund investment) of any carried interest from that fund following the contribution (the “Formation Transaction”) and 2) Evercore LP acquired Protego Asesores S. de R.L. (“Protego”) and its subsidiaries and Protego SI, S.C. (“Protego SI”) from its directors and other stockholders. On August 16, 2006, the Company completed the initial public offering (“IPO”) of its Class A common stock. The Formation Transaction and IPO are collectively referred to as the “Reorganization.” On December 19, 2006, the Company acquired all of the outstanding shares of Braveheart Financial Services Limited (“Braveheart”) pursuant to a purchase and sale agreement dated July 31, 2006. Subsequently Braveheart was renamed Evercore Partners Limited (“Evercore Europe”). Where reference is made to the periods prior and subsequent to the IPO, the term “the Company” refers to the Predecessor Company and Successor Company, respectively.

The Successor Company’s combined/consolidated financial statements include the accounts of the Company’s subsidiaries. The sole direct subsidiary of the Company is Evercore LP. The subsidiaries of Evercore LP are as follows:

•

Evercore Group Holdings L.P. (“EGH”), which indirectly, through its wholly-owned subsidiary, Evercore Partners Services East L.L.C. (“East”), a Delaware limited liability company, owns all of the interests in each of the following entities:

•

Evercore Group L.L.C. (“EGL”), is a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is registered with the National Association of Securities Dealers, Inc. EGL is a limited service entity, which specializes in rendering selected financial advisory services. EGL was converted to a limited liability company from an S corporation on April 19, 2006;

•	Evercore Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to ECP II;

•	Evercore Venture Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to EVP;

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Evercore Advisors I L.L.C., a Delaware limited liability company, provides investment advisory services to ECP I. Evercore Advisors Inc. was converted into Evercore Advisors I L.L.C. on August 10, 2006;

•

Evercore Properties L.L.C., a Delaware limited liability company, is a lease holding entity for the Company’s New York offices. With respect to the Company’s California offices, such leases are held by East. Evercore Properties Inc. was converted into Evercore Properties L.L.C. on August 10, 2006.

•	Evercore Financial Advisors L.L.C., a Delaware limited liability company.

•	Evercore Restructuring L.L.C., a Delaware limited liability company.

•	Evercore Group Holdings L.L.C., a Delaware limited liability company, is the general partner of EGH.

•	Evercore GP Holdings L.L.C. (“GP Holdings”), which is a non-managing member of the general partner of ECP II.

•	Protego SI, a Mexican company whose main activity is the provision of advisory and related services.

•

Protego, which together with Evercore LP, owns all of the interests in each of the following entities that principally provide advisory, investment management and administrative services: Protego Administradores, S. de R.L., Sedna, S. de R.L., Protego PE, S. de R.L., Protego Servicios, S.C., Protego Casa de Bolsa (“PCB”) and Protego CB Servicios, S. de R.L. (“PCBS”). All of these entities are 100% owned by Protego, with the exception of PCB and PCBS. PCB and PCBS were established for Protego’s asset management business and are 70.0% and 70.6%, respectively, owned by the Company. The remaining interest in these entities is held by third party outsiders.

•	Evercore Partners Limited, a U.K. company whose main activity is the provision of advisory and related services.

The Predecessor Company, prior to the Reorganization referred to above, was comprised of certain combined entities under the common ownership of the Members and common control of the Founding Members.

The Combined Financial Statements of the Predecessor Company are comprised of the following entities:

•	EGH and subsidiaries.

•	Evercore Group Holdings L.L.C.

•	Evercore Partners L.L.C., Evercore Offshore Partners Ltd. and Evercore Partners Cayman L.P. are the general partners of various ECP I entities.

•	Evercore Partners II L.L.C. and Evercore Venture Management L.L.C. (“EVM”) are the general partners of ECP II and EVP, respectively.

•	The Founders are the entities through which the Company funds its additional commitments to ECP I.

The Company’s principal activities are divided into two reportable segments:

•	Advisory – includes advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters; and

•

Investment management – prior to the IPO, investment management includes the management of outside capital invested in the Company’s sponsored private equity funds: ECP I, ECP II and EVP, the Company’s principal investments in ECP I, ECP II and EVP, and the Company’s investments in, and

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

managed by, Evercore Asset Management L.L.C. (“EAM”). Subsequent to the IPO, investment management includes the management of outside capital invested in the Company’s sponsored private equity funds: ECP I, ECP II, EVP and Discovery Americas I, L.P. (the “Discovery Fund”), the Company’s principal investments in ECP II, GP Holdings, the Discovery Fund and EAM. Where reference is made to the periods prior and subsequent to the IPO, the term “Private Equity Funds” refers to the Company’s principal investments in the respective private equity funds mentioned above. Each of the Private Equity Funds is managed by its own general partners, and outside investors participate in the Private Equity Funds as limited partners. Investment management also includes the management of outside funds by PCB.

Note 2—Significant Accounting Policies

Basis of Presentation—The combined/consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest as well as variable interest entities where the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated.

The combined/consolidated financial statements of the Company are comprised of the consolidation of Evercore LP, EGH and its general partner, GP Holdings, Evercore LP’s wholly-owned subsidiaries, Protego and Braveheart and, prior to the Reorganization, the combination of its general partners of the Private Equity Funds and Founders, entities that are wholly-owned or controlled by the Company.

The current period financials reflect each financial statement category including the activity as the Company stood prior to the Reorganization through August 9, 2006. For the remainder of the period beginning August 10, 2006, the results of just those entities contributed to Evercore LP under the Reorganization are reflected in the combined/consolidated financial statements.

The Company accounted for the Formation Transaction as an exchange between entities under common control and recorded the net assets and members’ equity of the contributed entities at historical cost.

Subsequent to the IPO, the Company became the sole general partner of Evercore LP. The Company’s interest in Evercore LP is within the scope of the Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). Although the Company has a minority economic interest in Evercore LP, it has a majority voting interest and controls the management of Evercore LP. Additionally, although the limited partners have an economic majority of Evercore LP, they do not have the right to dissolve the partnership or substantive kick-out rights or participating rights, and, therefore, lack the ability to control Evercore LP. Accordingly, the Company consolidates Evercore LP and records minority interest for the economic interest in Evercore LP held directly by the Members and Founding Members.

Investments in non-majority-owned companies in which the Company has significant influence are accounted for by the Company using the equity method.

The following accounting policies apply to both the Predecessor Company and Successor Company unless otherwise specified.

Reclassifications—Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), beginning in 2006, the Company began to separately disclose

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax assets and tax liabilities on the Combined/Consolidated Statement of Financial Condition. Reclassifications were made to the December 31, 2005 Combined/Consolidated Statement of Financial Condition for comparative purposes.

During the fourth quarter of 2006, the Company began reporting balances related to Restricted Cash as part of Other Assets, whereas in prior periods these balances were reported as Restricted Cash as part of current assets. All prior periods have been reclassified to conform to this presentation.

Minority Interest—Minority interest recorded on the combined financial statements of the Predecessor Company relates to the minority interest of an unrelated third-party in EVM, the general partner of EVP. EVM is owned by the Founding Members, an unrelated third-party, which owns approximately 53%, and Evercore Venture Partners L.L.C., which owns approximately 47%. Evercore Venture Partners L.L.C. is under common ownership of the Company and is the managing member of EVM. As a result, the Company included in its Combined Statements of Income all of the net income of EVM with an appropriate minority interest of approximately 53%. Minority interest recorded on the consolidated financial statements of the Successor Company relates to the minority interest of the Members in Evercore LP and the portion of PCB not owned by the Company.

Use of Estimates—The preparation of the combined/consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the combined/consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the valuation of portfolio investments in companies owned by the Private Equity Funds (the “Portfolio Companies”), financial instruments owned, the allowance for doubtful accounts for accounts receivables, compensation liabilities, tax liabilities, deferred tax assets and liabilities, goodwill, intangible assets and other matters that affect reported amounts of assets and liabilities. Actual amounts could differ from those estimates and such differences could be material to the combined/consolidated financial statements.

Cash and Cash Equivalents—Cash and cash equivalents consist of short-term highly liquid investments with remaining maturities of three months or less.

Trading Securities—The Company invests in readily marketable equity securities that are managed by EAM. Trading Securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on Trading Securities are included in the Combined/Consolidated Statements of Income in Investment Management Revenue.

Restricted Cash—The Company was required to maintain compensating balances of $1,519 at December 31, 2005 and 2006 as collateral for letters of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for certain of its New York office space. Additionally, the Successor Company has $547 of cash being held in escrow related to carried interest received from the Private Equity Funds. These balances are included in Other Assets on the Combined/Consolidated Statements of Financial Condition. These funds are not considered as Cash and Cash Equivalents for purposes of the Combined/Consolidated Statements of Cash Flows.

Financial Instruments Owned and Pledged as Collateral at Fair Value—The Successor Company’s financial instruments owned and pledged as collateral at fair value consist principally of foreign government obligations, which are recorded on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Combined/Consolidated Statements of Income.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Successor Company pledges the financial instruments owned and pledged as collateral at fair value to collateralize certain financing arrangements which permits the counterparty to pledge the securities.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase—The Successor Company has securities purchased under agreements to resell of $10,266 at December 31, 2006, for which it received collateral with a fair value of $10,267 at December 31, 2006. Additionally, the Successor Company has securities sold under agreements to repurchase of $84,135 at December 31, 2006, for which it pledged collateral with a fair value of $84,115 at December 31, 2006. Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement and the transferor will obtain from the transferee sufficient cash or collateral to purchase such securities during the term of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payables or receivable. As these transactions are short-term in nature, their carrying amounts are a reasonable estimate of fair value.

Accounts Receivable—Accounts receivable consists primarily of advisory fees and expense reimbursements charged to the Company’s clients. Accounts receivable as of December 31, 2005 and 2006 include unbilled client expense receivables in the amount of $1,451 and $2,630, respectively.

Accounts receivable are reported net of any allowance for doubtful accounts. Management of the Company derives the estimate through specific identification for the allowance for doubtful accounts by utilizing past client transaction history and an assessment of the client’s creditworthiness, and has determined that an allowance for doubtful accounts of $256 as of December 31, 2005 and $208 as of December 31, 2006 was required.

Fair Value of Financial Instruments—The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investments, securities, financial instruments, receivables and payables, and accruals.

Investments—The Company’s investments, which are accounted for under the equity method of accounting, consist of investments in Private Equity Funds, the Company’s equity investment in EAM managed funds and the Company’s equity interest in EAM.

The Private Equity Funds consist primarily of investments in marketable and non-marketable securities of the Portfolio Companies. The underlying investments held by the Private Equity Funds are valued based on quoted market prices or estimated fair value if there is no public market. The fair value of the Private Equity Funds’ investments in non-marketable securities is ultimately determined by the Company. The Company determines fair value of non-marketable securities by giving consideration to a range of factors, including but not limited to market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly traded securities held by the Private Equity Funds are valued using quoted market prices.

The equity investment in funds managed by EAM consists primarily of readily marketable equity securities that are valued using quoted market prices on applicable exchanges or markets.

The Company reflects its pro rata share of realized and unrealized gains and losses from changes in the values associated with the private equity investments and the funds managed by EAM. Such gains and losses are included in the Combined/Consolidated Statements of Income in Investment Management Revenue.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company holds a 41.7% interest in EAM that is accounted for under the equity method. The Company records its pro rata share of net income or losses in Investment Management Revenue on the Combined/Consolidated Statements of Income. Capital contributions made and distributions from EAM are reflected as an increase or decrease in basis, respectively.

The Company annually assesses its Equity Method Investments for Impairment per Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Business Combinations—The Company accounts for acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Goodwill and Intangible Assets—SFAS No. 142, “Goodwill and Other Intangible Assets” does not permit the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Finite life intangible assets are amortized over their estimated useful lives, which are periodically reevaluated and are also reviewed annually for impairment.

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

Leases—Leases are accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Leases are classified as either capital or operating as appropriate. For capital leases, the present value of the future minimum lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the lesser of the lease term or useful life of the asset. For operating leases the Company reflects lease expense over the term of the lease on a straight-line basis.

Revenue—Total Revenues reflect revenues from advisory and investment management that includes transaction related client reimbursements plus Interest Income and Other Revenue. Net Revenues reflect Total Revenues less interest expense principally related to repurchase and reverse repurchase agreements.

Advisory Revenue—The Company earns advisory revenue through: 1) success fees based on the occurrence of certain events which may include announcements or completion of various types of financial transactions; 2) retainer arrangements and 3) fairness opinions.

The Company recognizes advisory revenue when: 1) there is evidence of an arrangement with a client; 2) agreed upon services have been provided; 3) fees are fixed or determinable and 4) collection is reasonably assured.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fees paid in advance of services rendered are initially recorded as deferred revenue and recognized as advisory revenue ratably over the period in which the related service is rendered.

Investment Management Revenue—Our investment management business generates revenues from the management of the Private Equity Funds and traditional asset management products.

Private Equity Revenue—Private equity revenue sources include the following: 1) management fees; 2) Portfolio Company fees; 3) carried interest and 4) gains (or losses) on investments in the Private Equity Funds the Company manages.

Management Fees—Management fees are contractually based and are derived from investment management services provided in originating, recommending and consummating investment opportunities to the Private Equity Funds. Management fees are payable semi-annually in advance on committed capital during the Private Equity Funds’ investment period, and on invested capital, thereafter. Management fees are initially recorded as deferred revenue and revenue is recognized ratably, thereafter, over the period during which services are provided.

The Private Equity Funds partnership agreements provide for a reduction of management fees for certain Portfolio Company fees earned by the Company. Portfolio Company fees are recorded as revenue when earned and are offset, in whole or in part, against future management fees. Such offsets amounted to $742, $2,004, $1,452 and $3,295 for the twelve months ended December 31, 2004 and 2005 and the periods January 1, 2006 to August 9, 2006 and August 10, 2006 to December 31, 2006, respectively.

The ECP II partnership agreement also provides that placement fees paid by its limited partners are offset against future management fees. Such offsets amounted to $2,487, $2,487, $0 and $0 for the twelve months ended December 31, 2004 and 2005 and the periods January 1, 2006 to August 9, 2006 and August 10, 2006 to December 31, 2006, respectively.

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

Director fees are earned by the Company for the services provided by Members who serve on the Board of Directors of Portfolio Companies. Director fees are recorded as revenue when payment is received. This policy does not yield results that are materially different compared to recording revenue when services are provided, as required by GAAP.

Transaction fees are earned by the Company for providing advisory services to Portfolio Companies. These fees are earned and recognized on the same basis as advisory revenue.

Gains (Losses) on Investments in the Private Equity Funds—Prior to the IPO, the Company’s investments in the Private Equity Funds consisted of general partnership interest and related commitments in ECP I, ECP II and EVP. Subsequent to the IPO, the Company’s investments in the Private Equity Funds consisted of its equity interest in ECP II and the Discovery Fund. Investments in the Private Equity Funds are accounted for under the Equity Method whereby the Company recognizes its allocable share of the fair value of the Private Equity Funds’ underlying investments as realized and unrealized gains (or losses), which are reflected as revenue in the Combined/Consolidated Statements of Income.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carried Interest—The Company records incentive fee revenue from the Private Equity Funds when the returns on the Private Equity Funds’ investments exceed certain threshold minimums. These incentive fees, or carried interest are computed in accordance with the underlying Private Equity Funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Prior to the IPO, all of the carried interest earned from ECP I, ECP II and EVP was included in revenues. For the period subsequent to the IPO, the Company recognizes as revenue, through its equity interest in the general partner of ECP II and the Discovery Fund, its pro rata share of any realized and unrealized carried interest.

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

As required by the ECP I and ECP II partnership agreements, the general partner of each of ECP I and ECP II has established third party escrow accounts and deposited a portion of carried interest in such accounts to satisfy any obligation of such general partner, including the obligation to return all or a portion of carried interest previously distributed to such general partner due to investment underperformance of the related fund. Prior to the IPO, these escrowed amounts were not included in the Company’s accounts, as these funds were the property of members of the general partner. Subsequent to the IPO, the Company became a member of the general partner of ECP II and reflects its pro rata share of ECP II carried interest held in escrow on its balance sheet. The amount escrowed as of December 31, 2006 was $547 and this restricted cash is included in Other Assets on the Consolidated Statement of Financial Condition.

Traditional Asset Management Revenue— PCB’s revenue sources include the following: 1) management fees; 2) performance fees; 3) dealer spreads on client transactions and 4) net interest revenue earned by PCB in collateralized financing transactions.

Management Fees— Management fees are contractually based and are derived from investment management services provided in originating, recommending and consummating investment opportunities to clients of PCB. PCB receives fixed management fees that are recognized ratably over the relevant contract period.

Performance Fees— Performance fees, that are also referred to as incentive fees, are paid to the portfolio managers in an amount that depends on the managers’ performance relative to an associated benchmark. Performance fees are recorded as revenue pursuant to the client agreements.

Dealer Spreads—Dealer spreads are earned when PCB acts as an agent in securities transactions on behalf of its clients. Dealer spreads are recognized as revenue when transactions on behalf of clients are consummated.

Net Interest Revenue—Net interest revenue is derived from investing customer funds in financing transactions by PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Client Expense Reimbursement—In the conduct of its financial advisory service engagements and in the pursuit of successful Portfolio Company investments for the Private Equity Funds, the Company receives reimbursement for certain transaction-related expenses incurred by the Company on behalf of its clients. Such reimbursements are classified as either advisory or investment management revenues, as applicable. Transaction-related expenses, which are billable to clients, are recognized as revenue in accordance with EITF 01-14, “Income Statement Characterization of Reimbursement Received for Out of Pocket Expenses Incurred,” and recorded in accounts receivable on the later of: 1) the date of an executed engagement letter or 2) the date the expense is incurred. The Company reported such expense reimbursement as revenue on the Combined/Consolidated Statements of Income in the amount of $2,355, $3,374, $2,463 and $2,260 for the twelve months ended December 31, 2004 and 2005 and the periods January 1, 2006 to August 9, 2006 and August 10, 2006 to December 31, 2006, respectively.

Share-Based Payment—On December 16, 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS 123(R) “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). Prior to the IPO, the Predecessor Company operated as a series of partnerships, limited liability companies and Subchapter S corporations and did not historically issue stock-based compensation awards. The Company adopted SFAS 123(R) on January 1, 2006 and the impact on the Company’s Combined/Consolidated Statement of Financial Condition and Statements of Income subsequent to the IPO is discussed in Note 14 – Stock Based Compensation.

Compensation and Benefits—Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts) and severance but historically excluded any compensatory payments made to Members. After the Company’s IPO, compensatory payments made to these individuals are included in compensation expense. Bonuses are accrued over the service period to which they relate. Benefits includes both Member and employee benefit expense.

Foreign Currency Translation—Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment as a component of Other Comprehensive Income in the Combined/Consolidated Statement of Changes in Members’ and Stockholders’ Equity.

Income Taxes— Prior to August 10, 2006, the Company had not been subject U.S. federal income tax, but had been subject to the New York City unincorporated business tax (“UBT”) and New York City general corporate tax on its U.S. earnings, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. The Company’s operations were historically organized as a series of partnerships, limited liability companies and Subchapter S corporations. Taxes related to income earned by these entities represent obligations of the individual Members, partners or shareholders and have not historically been reflected in the accompanying combined/consolidated financial statements. Commencing August 10, 2006, the Company became subject to U.S. corporate federal income tax on its allocable share of the results of operations of the Company. The Company accounts for income taxes in accordance with SFAS 109, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities, as disclosed in Note 17—Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when such differences are expected to reverse. Such temporary differences are reflected on the Company’s Combined/Consolidated Statements of Financial Condition as deferred tax assets and liabilities.

Net Income Per Share—Subsequent to the IPO, the Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic Net Income per Share is computed by dividing income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted Net Income per Share reflects the assumed conversion of all dilutive securities. See Note 13—Net Income Per Share. Prior to the Reorganization, the Company historically operated as a series of related partnerships, limited liability companies and Subchapter S corporations under the common control of the Founding Members. There was no single capital structure upon which to calculate historical earnings per share information. Accordingly, earnings per share information has not been presented for the Predecessor Company.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are included in Accumulated Other Comprehensive Income as a separate component of Members’ and Stockholders’ Equity but are excluded from net income. The Company’s other comprehensive income is comprised of unrealized gains on Available-for-Sale Securities and foreign currency translation.

Net Income—As a result of the Company operating as a series of partnerships, limited liability companies and Subchapter S corporations, payment for services rendered by the Members has historically been accounted for as a distribution from Members’ capital rather than as compensation and benefits expense. As a result, the Company’s operating income historically has not reflected payments for services rendered by its Members. These compensatory payments that occur after the Company’s IPO are included in Compensation and Benefits on the Combined/Consolidated Statements of Income.

The Members have historically received periodic distributions of operating proceeds, which are reported in the Statements of Changes in Members’ Equity as distributions. The amount of cash distributions received by the Members was $107,214 for the period January 1, 2006 through August 9, 2006.

Note 3—Recently Issued Accounting Pronouncements

SFAS 154—In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The adoption of SFAS 154 did not have a material effect on the Company’s financial condition, results of operations and cash flows.

SFAS 155—In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the financial condition, results of operations and cash flows of the Company.

SFAS 156—In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”) which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial condition and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on the financial condition, results of operations and cash flows of the Company.

FSP FIN 46(R)-6—In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company adopted the guidance in FSP FIN 46(R)-6 prospectively on October 1, 2006 to all entities that the Company first became involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. The adoption of FSP FIN 46(R)-6 did not have a material impact on the Company’s financial condition, results of operations and cash flows.

FIN 48—In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the financial condition, results of operations and cash flows of the Company.

SFAS 157—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on the financial condition, results of operations and cash flows of the Company.

SFAS 158—In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective in fiscal years beginning after December 15, 2008. The adoption of SFAS 158 is not expected to have a material impact on the financial condition, results of operations and cash flows of the Company.

SAB 108—In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The adoption of SAB 108 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

SFAS 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on the financial condition, results of operations and cash flows of the Company.

Note 4—Business Changes and Developments

Business Combination with Protego—The Company combined its business with that of Protego and its subsidiaries and Protego SI, an investment banking boutique in Mexico that provides advisory and investment management services to a wide array of clients in Latin America.

The combination with Protego happened prior to but in conjunction with the Formation Transaction and the closing of the IPO on August 16, 2006. Pursuant to the executed contribution and sales agreement, which is referred to collectively as the “Protego Combination,”

•

Evercore LP acquired all of Protego and its subsidiaries (including a 70% interest in PCB, Protego’s asset management subsidiary) and Protego SI in exchange for $7,000 aggregate principal amount of non-interest bearing notes; and

•

The Protego Directors became Senior Managing Directors of the Predecessor Company and subscribed, collectively with certain companies they control, certain trusts benefiting their families and a trust benefiting certain Directors and employees of Protego, for 1,760,187 vested and 351,362 unvested partnership units of Evercore LP.

Of the $7,000 in notes issued in consideration for the Protego Combination, $6,050 was paid in cash and $950 was issued in shares of Class A common stock valued at the IPO price of $21.00 per share. The Company issued 45,238 shares of Class A common stock upon the repayment of such notes. In addition, Protego distributed to its Directors cash and interests in certain accounts receivables, so as to distribute to its Directors all earnings for the period from January 1, 2005 through the closing date of August 9, 2006.

The Company accounted for the vested partnership units of Evercore LP issued in the Protego Combination as a component of the estimated purchase price pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”). The estimated value of the vested Evercore LP partnership units was determined by management.

The Company accounted for the unvested partnership units issued in the Protego Combination as future compensation expense and not as part of the purchase consideration. In accordance with SFAS 123(R), the unvested partnership units of Evercore LP will be charged to expense at the time a vesting event occurs or, if earlier, at the time a vesting event becomes probable. The expense will be based on the grant date fair value of the partnership units of Evercore LP, which will be the IPO price of the Class A common stock into which these partnership units are exchangeable.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations for Protego subsequent to the combination are reflected in the December 31, 2006 combined/consolidated financial statements of Evercore Partners Inc.

Acquisition of Braveheart—On July 31, 2006, the Company entered into a sale and purchase agreement to acquire Braveheart. On December 19, 2006, the Company completed this acquisition pursuant to this agreement. Braveheart was organized to provide corporate finance and private equity advisory services, subject to its receipt of applicable regulatory approvals. In exchange for 100% of the outstanding share capital of Braveheart, the Company paid initial consideration, deferred consideration and earn-out consideration, with a total value of $27,803. The initial consideration was comprised of 1,771,820 shares of Evercore Partners Inc. Class A common stock. The deferred consideration, payable at the Company’s sole discretion, is comprised of 590,607 additional shares of Class A common stock. If any portion of the payment of the deferred consideration becomes probable and the amount can be estimated, the Company will record deferred consideration payable in accordance with SFAS 141. The Braveheart shareholders also received earn-out consideration based on gross revenues generated by Braveheart. The amount of earn-out consideration was earned at the point of acquisition and accordingly, the Company issued to the Braveheart shareholders, collectively, $3,000 of loan notes due 2010, which bear interest at LIBOR plus 100 basis points and which are redeemable by the holder at any time after October 31, 2007. Additionally, the Company paid $392 in cash as part of the acquisition. As stated in Note 5—Related Parties, pursuant to a co-operation agreement, EGL paid Braveheart a retainer fee in the amount of $933 and the Company earned from Braveheart a retainer fee of $500.

If the Protego Combination and Braveheart acquisition were effective as of January 1, 2005 or January 1, 2006, respectively, the operating results of the Company, on a pro forma basis, would have been:

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2006
	(unaudited)
Net Revenues	$146,294	$216,389
Net Income	5,293	9,385
Net Income Per Share	1.10	1.43

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the executed contribution and sales agreement, the purchase price of the combination had been allocated to the assets acquired and liabilities assumed using the fair values as determined by management as of the acquisition date. The computation of the purchase price to net assets of Protego and Braveheart–based on their respective fair values as of August 9, 2006 and December 19, 2006, respectively–and resulting goodwill are presented below.

	Protego August 9, 2006	Braveheart December 19, 2006	Total
Purchase Price
Non-Interest-Bearing Evercore LP Notes	$7,000	$—
Interest-Bearing Evercore Partners Inc. Notes	—	3,000
Evercore LP Partnership Units	27,510	—
Evercore Class A Common Stock	—	21,882
Acquisition Costs	3,571	2,529
Cash Paid	—	392

Total Purchase Price	38,081	27,803
Fair Value of Assets Acquired and Liabilities Assumed
Cash	3,972	1,762
Accounts Receivable	6,582	656
Financial Instruments Owned and Pledged as Collateral at Fair Value	198,511	—
Securities Purchased Under Agreements to Resell	207,596	—
Investments	1,670	—
Fixed Assets	990	183
Intangible Assets	3,480	22,254
Other Assets	483	675
Securities Sold Under Agreements to Repurchase	(406,150)	—
Dividend Payable	(6,375)	—
Other Current Liabilities	(2,756)	(4,556)
Minority Interest	(1,059)	—

Identifiable Net Assets	6,944	20,974

Goodwill Resulting from the Business Combination	$31,137	$6,829	$37,966

In connection with the Protego and Braveheart acquisitions the Company recorded intangible assets of $25,734. The intangible assets were valued at the date of acquisition at their fair value, as determined by management. The assets will be amortized over their useful lives on a straight line basis, ranging from 0.5 years to 6 years. As of December 31, 2006 intangible assets, net of amortization, associated with these acquisitions were $23,080.

During the fourth quarter of 2006, an additional expense was incurred related to the Protego acquisition which increased the amount of goodwill recognized for the Protego acquisition by $151.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the Protego and Braveheart acquisitions, the intangible assets amounts assigned by asset class are presented below.

	As of December 31, 2006
	Gross Carrying Amount			Accumulated Amortization
	Protego	Braveheart	Total	Protego	Braveheart	Total
Client Backlog	$2,710	$12,840	$15,550	$2,106	$422	$2,528
Client Relationships	80	9,330	9,410	21	50	71
Broker Dealer License	240	—	240	19	—	19
Financial Services Authority License	—	84	84	—	1	1
Non-compete/Non-solicit Agreements	450	—	450	35	—	35

Total	$3,480	$22,254	$25,734	$2,181	$473	$2,654

Expense associated with amortization of intangibles was $0, $0, $0 and $2,654 for the years ended December 31, 2004 and 2005 and for the periods January 1, 2006 to August 9, 2006 and August 10, 2006 through December 31, 2006, respectively.

Based on the intangible assets as of December 31, 2006, annual amortization of intangibles for each of the next five years is as follows:

2007	$14,785
2008	1,716
2009	1,710
2010	1,710
2011	1,656

The amounts of goodwill acquired in the Protego and Braveheart acquisitions and changes to the carrying value of Protego are presented below:

Evercore Partners Inc.
Balance as of January 1, 2006	$—
Goodwill acquired in Protego Combination	30,986
Changes in Carrying Value of Goodwill – Protego	151
Goodwill Acquired in Braveheart Acquisition	6,829

Balance as of December 31, 2006	$37,966

The Company has assessed whether there was any impairment of its goodwill or intangible asset balances at December 31, 2006. No adjustment was deemed necessary.

Note 5—Related Parties

The Company remits payment for expenses on behalf of the Private Equity Funds and is reimbursed accordingly. During the twelve months ended December 31, 2005 and 2006, the Company disbursed $794 and $938, respectively, on behalf of these entities. Included in Receivable from Affiliates on the Statements of Financial Condition as of December 31, 2005 and 2006 are accrued and unpaid management fees, reimbursable expenses relating to the Private Equity Funds, transaction and monitoring fees charged to Portfolio Companies and investment advances made to an affiliate in the amounts of $1,255 and $1,189, respectively. Payables to

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Affiliates amounted to $440 and $306 as of December 31, 2005 and 2006, respectively. At December 31, 2005, the payables represented obligations of the general partner pursuant to the respective partnership agreements of the Private Equity Funds and are payable to the Private Equity Funds. At December 31, 2006, the payables primarily represent net fees owed to EAM pursuant to a service level agreement discussed below.

Included in income from related parties are investment management revenues earned from our private equity funds for portfolio company fees, management fees, carried interest and realized and unrealized gains and losses of private equity fund investments. Total investment management revenues amounted to $16,967, $14,584, $16,860 and $6,400 for the years ended December 31, 2004, 2005, and for the periods from January 1, 2006 through August 9, 2006 and August 10, 2006 through December 31, 2006, respectively.

Effective October 28, 2005, EGH acquired (indirectly through a wholly-owned subsidiary) the right to invest in EAM, an entity engaged in the asset management business. The Company’s investment in EAM is accounted for under the equity method. Although EAM is considered a variable interest entity, the Company is not the primary beneficiary, and thus, not required to consolidate EAM. In addition, EAM and East are parties to a service level agreement whereby East provides certain administrative services to EAM. EAM provides certain investment and sales related consulting services that benefit the investment management segment of the Company.

Included in Receivable from Members, Employees and Related Parties on the Combined/Consolidated Statements of Financial Condition are loans to employees and former employees of the Company. These loans are collateralized by employees’ or former employees’ respective investments in the Private Equity Funds, are carried at face value and bear interest at the prime rate. The amount of such loans outstanding as of December 31, 2005 and 2006 were $83 and $0, respectively. Interest on these loans was $12, $4 and $4 for the twelve months ended December 31, 2004, 2005 and 2006, respectively. This interest revenue is included in Interest Income and Other Revenue on the Combined/Consolidated Statements of Income. Advances in the amount of $61 and $410 made to individuals who had accepted employment offers with the Company are also included in Receivable from Members, Employees and Related Parties on the Combined/Consolidated Statements of Financial Condition as of December 31, 2005 and 2006, respectively.

Also included in Receivable from Members, Employees and Related Parties are advances made by the Company on behalf of such individuals in connection with their general partner obligation to the Private Equity Funds. These advances are non-interest bearing and the amounts outstanding as of December 31, 2005 and 2006 were $1,540 and $0, respectively.

Amounts due in connection with personal expenses paid by the Company on behalf of Members, employees and related parties totaled $51 and $66 as of December 31, 2005 and 2006, respectively, and are included in Receivable from Members and Employees and Related Parties. These receivables are non-interest bearing and are repaid to the Company on a periodic basis.

Also included in Receivable from Members, Employees and Related Parties are reimbursable expenses due from portfolio companies of our Private Equity Funds of $213 and $967 at December 31, 2005 and 2006, respectively.

The general partner investment interests of one of the Members and the general partner and Founder interests of one of the Founding Members serve to collateralize their personal loans with a third party financial institution.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payable to Members and Employees at December 31, 2005 and 2006 is $659 and $338, respectively. For 2005, the amount is related to payables due to Members and employees for Private Equity Funds’ distributions. The 2006 amount relates to the assignment of certain accounts receivable that Protego has recorded as payable to shareholders of Protego as a part of Protego’s distribution of pre-combination profits.

Pursuant to the acquisition of Braveheart, the Company issued $3,000 of interest-bearing notes to Braveheart’s shareholders. These notes bear interest at LIBOR plus 100 basis points and are due in 2010 but may be called by the holders beginning in October 2007. These notes are reflected in Notes Payable to Related Parties on the Combined/Consolidated Statement of Financial Condition.

As discussed in Note 2, Investment Management Revenue is primarily earned from related parties.

During the year ended December 31, 2005 and for the period of January 1, 2006 through August 9, 2006, the Company paid commissions in the amount of $1,710 and $250, respectively to a former employee and senior advisor, or an affiliate of such, for services provided in connection with obtaining an advisory engagement. This commission is included in Professional Fees on the Combined Statements of Income.

Co-Operation Agreement with Braveheart—On April 19, 2006, EGL entered into a co-operation agreement with Braveheart. The arrangement under the co-operation agreement was intended to generate incremental fee income for each of EGL and Braveheart through mutual business referrals for financial advisory work and the sourcing and execution of private equity fundraising and investment opportunities. Pursuant to the co-operation agreement, Braveheart was to refer matters in North America to EGL and EGL was to refer matters in Europe, the Middle East or Africa to Braveheart. Each of the parties was obligated to pay fees to the other party for services provided under the co-operation agreement. On July 20, 2006, EGL paid Braveheart a retainer fee in the amount of $933. During the fourth quarter of 2006, the Company earned $500 from Braveheart under the agreement. The co-operation agreement was terminated upon completion of the Company’s acquisition of Braveheart.

Note 6—Deferred Offering and Acquisition Costs

The Company completed an IPO of its Class A common stock on August 16, 2006. The Company consummated a number of internal reorganization transactions to transition the Company to a corporate structure form. Costs of $7,318 directly attributable to the Company’s IPO were deferred and charged against the proceeds of the IPO.

The Company also executed a definitive agreement to acquire all the outstanding capital stock of Protego, a foreign investment bank based in Mexico, in exchange for both cash and equity consideration. The transaction was consummated prior to but in conjunction with the IPO referred to above. The direct costs of $3,571 incurred in connection with the acquisition were allocated to the purchase price.

The Company entered into a sale and purchase agreement to acquire Braveheart, an investment banking firm based in the United Kingdom on July 31, 2006. In exchange for all of the outstanding share capital of Braveheart, the Company paid cash and equity consideration. The direct costs of $2,529 incurred in connection with the acquisition were allocated to the purchase price upon the completion of the acquisition on December 19, 2006.

As of December 31, 2005 and 2006, $5,138 and $0, respectively, of costs incurred in connection with the IPO and the acquisitions, described above, were deferred and are shown on the Combined/Consolidated Statements of Financial Condition in Deferred Offering and Acquisition Costs.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Trading Securities

During the twelve months ended December 31, 2006, the Company invested $4,000 in securities managed by EAM, of which $140 remains in cash. These investments managed by EAM are reflected as Securities on the Combined/Consolidated Statement of Financial Condition and are stated at quoted market value. For the period January 1, 2006 through August 9, 2006, and August 10, 2006 through December 31, 2006, these investments resulted in net unrealized and realized gains/(losses) and dividend income of $(160) and $515, respectively, and are included on the Combined/Consolidated Statements of Income in net investment management revenue.

Note 8—Financial Instruments Owned and Pledged as Collateral at Fair Value

The Successor Company’s financial instruments owned and pledged as collateral, which consist principally of foreign government obligations, are recorded on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Combined/Consolidated Statements of Income. The Successor Company pledges financial instruments owned to collateralize certain financing agreements and permits the counterparty to pledge the securities. At December 31, 2006, the Company had $73,847 included on the Combined/Consolidated Statement of Financial Condition as Financial Instruments Owned and Pledged as Collateral at Fair Value.

Note 9—Investments

The Company’s investments reported in the Combined/Consolidated Statements of Financial Condition consist of investments in Private Equity Funds, the Successor Company’s equity investment in an EAM managed fund and the Successor Company’s equity interest in EAM. These investments are accounted for under the equity method.

Prior to the IPO, investments in the Private Equity Funds primarily include the general partner and Founders’ entities investments in the Private Equity Funds. Subsequent to the IPO, the investments primarily include investments in ECP II and the Discovery Fund. Portfolio holdings of the Private Equity Funds are fair valued as discussed in Note 2—Significant Accounting Policies. Accordingly, the Company will reflect its pro rata share of unrealized gains, losses and carried interest of those fair values. Additionally, the Company will reflect its pro rata share of unrealized gains, losses and carried interest associated with any investment realizations.

As of December 31, 2005, the Company’s investment in ECP I represented 3.8% of the Private Equity Funds’ capital. The Company’s investments in ECP II and EVP were less than 5.0% of the Private Equity Funds’ capital as of December 31, 2005.

Net realized and unrealized gains and losses on Private Equity Fund investments, including carried interest and gains and losses on investments, were $3,122, $(998), $4,943 and $1,887 for the twelve months ended December 31, 2004 and 2005 and the periods January 1, 2006 through August 9, 2006 and August 10, 2006 through December 31, 2006, respectively, and are included on the Combined/Consolidated Statements of Income in Investment Management Revenue.

On January 5, 2006, the Company invested $1,137 in EAM. The Company holds a 41.7% interest in EAM, which is accounted for under the equity method. As of December 31, 2006, EAM had a carrying value of $426. For the periods January 1, 2006 to August 9, 2006 and August 10, 2006 to December 31, 2006, the investment resulted in an unrealized loss of $299 and $412, respectively, which are included on the Combined/Consolidated Statements of Income in Investment Management Revenue.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company invested in EAM managed funds. The funds principally hold readily marketable investment securities. The Company’s investment of $6,000 had a market value of $5,998 as of December 31, 2006, with a net unrealized loss of $2 for the period August 10, 2006 through December 31, 2006.

	December 31, 2005	December 31, 2006
Investments, equity method:
ECP I	$3,717	$—
ECP II	11,997	7,274
EVP	625	—
Discovery Fund	—	2,311

Total Private Equity Funds	16,339	9,585
EAM	—	426
Fund Investments	—	5,998

Total Investments, equity method	$16,339	$16,009

See Note 15—Commitments and Contingencies for commitments of future capital contributions to the Private Equity Funds.

At December 31, 2005, Investments reflects Available-for-Sale Securities that include options for the purchase of additional shares of common stock of a former Portfolio Company. The options were received at various dates, in lieu of cash payment for services rendered. The options as of December 31, 2005 were valued at $416. The options were transferred to an uncombined affiliate prior to the Company’s IPO pursuant to the Reorganization. The Company’s investments in available-for-sale-securities are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Options	$191	$225	$—	$416

Note 10—Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net, consisted of the following:

	December 31, 2005	December 31, 2006
Furniture and Office Equipment	$1,867	$2,777
Leasehold Improvements	878	2,354
Computer and Computer-related Equipment	1,093	1,995
Software	406	1,600

Total	4,244	8,726
Less: Accumulated Depreciation and Amortization	(1,981)	(4,353)

Furniture, Equipment and Leasehold Improvements, Net	$2,263	$4,373

Depreciation and amortization expense totaled $667 for the twelve months ended December 31, 2004, $778 for the twelve months ended December 31, 2005, $666 for the period January 1, 2006 through August 9, 2006, and $580 for the period August 10, 2006 through December 31, 2006.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchases of furniture, equipment and leasehold improvements totaled $1,148 for the twelve months ended December 31, 2005, $1,272 for the period January 1, 2006 through August 9, 2006, and $912 for the period August 10, 2006 through December 31, 2006.

Note 11—Employee Benefit Plans

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

The Plan costs for the twelve months ended December 31, 2004, 2005 and 2006 totaled $501, $603 and $0, respectively. Plan administration expenses incurred related to the Plan totaled $100, $97 and $96 for the twelve months ended December 31, 2004, 2005 and 2006, respectively.

Note 12—Short Term Borrowings

On December 30, 2005, the Company executed a $30,000 credit agreement with a syndicated group of lenders that matured on the earlier of the consummation of the IPO or December 30, 2006 (the “Line of Credit”). The Line of Credit was a 364-day revolving facility that bore interest at a rate of either: 1) LIBOR plus 200 basis points (the “Eurodollar Loan”) or 2) the greater of: a) the Prime Rate or b) Federal Funds Effective Rate plus 100 basis points (the “Base Rate Loan”) for any amount drawn. The Company could elect either the Eurodollar Loan or the Base Rate Loan and either election included a commitment fee of 50 basis points for any unused portion. The Company was required to maintain liquid assets as a percentage of any amounts drawn on the facility based on the following schedule: from March 30, 2006 through June 30, 2006: 30%; from July 1, 2006 through September 30, 2006: 50%; and from October 1, 2006 through the termination date: 75%. The Members also pledged their beneficial interests in the Company as collateral for the Line of Credit. The Company maintained compliance with all covenants under the Line of Credit.

The Line of Credit was used for additional working capital purposes including, but not limited to, funding of the Company’s ongoing investment programs. Costs incurred in 2005 in connection with obtaining this credit facility totaled $607, and such costs are included in Debt Issuance Costs on the Combined/Consolidated Statement of Financial Condition. The Company amortized all of these costs for the twelve months ended December 31, 2006, which is reflected in Financing Costs on the Combined/Consolidated Statement of Income.

On January 12, 2006, the Company drew down $25,000 on the Line of Credit for additional working capital purposes at an interest rate of 6.6%. On June 22, 2006, the Company drew down an additional $5,000 at an effective interest rate of 7.48%. For the period of January 1, 2006 through August 9, 2006 and the period of August 10, 2006 through December 31, 2006, the Company incurred $16 and $0, respectively, for the commitment fee expense, and $1,083 and $11, respectively, for the interest expense.

The Line of Credit was terminated on August 16, 2006 and repaid in full subsequent to the IPO.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $20,000, secured with trading securities and interest is charged at the Inter-Bank Balance Interest Rate plus 10 basis points, while the overnight facility is approximately

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1,000, unsecured and interest is charged at two times the Inter-Bank Balance Interest Rate. There have been no drawdowns on PCB’s line of credit since August 10, 2006.

Note 13—Net Income Per Share

The Company’s net income and weighted average shares outstanding for the period August 10, 2006 through December 31, 2006 consists of the following:

For the Period August 10, 2006 through December 31, 2006
Net income	$3,786
Net income available for Class A common stockholders	$3,786

Weighted average shares outstanding:
Basic	4,955,929
Diluted	4,955,929

Net income per share information is not applicable for reporting periods prior to August 10, 2006. The calculations of basic and diluted net income per share amounts for the period August 10, 2006 through December 31, 2006 are described and presented below.

Basic Net Income Per Share

Numerator—utilizes net income available for Class A common stockholders for the period August 10, 2006 through December 31, 2006.

Denominator—utilizes the weighted average shares of Class A common stock, including vested restricted stock units (“RSUs”), for the period August 10, 2006 through December 31, 2006 including 207,116 RSUs that have vested and whose issuance is no longer contingent.

Diluted Net Income Per Share

Numerator—utilizes net income available for Class A common stockholders for the period August 10, 2006 through December 31, 2006 as in the basic net income per share calculation described above.

Denominator—utilizes the weighted average number of shares of Class A common stock, including vested RSUs, for the period August 10, 2006 through December 31, 2006 as in the basic net income per share calculation described above.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Period August 10, 2006 through December 31, 2006
Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income available for Class A common stockholders	$3,786
Denominator:
Weighted average number of shares of Class A common stock outstanding	4,955,929

Basic net income per share of Class A common stock	$0.76

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income available for Class A common stockholders	$3,786
Add (deduct)—dilutive effect of:
Amounts applicable to Evercore LP’s share of Evercore Partners Inc. net income	(a	)
Additional corporate tax	(a	)

Diluted net income available for Class A common stockholders	$3,786

Denominator:
Basic weighted average number of shares of Class A common stock outstanding	4,955,929
Add—dilutive effect of:
Shares issuable relating to Evercore LP exchangeable interests	(a	)

Diluted weighted average number of shares of Class A common stock outstanding	4,955,929

Diluted net income per share of Class A common stock	$0.76

(a) During the period August 10, 2006 through December 31, 2006, the Evercore LP exchangeable interests (which, as of December 31, 2006, represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their conversion into shares of Class A common stock has been excluded from the calculation of diluted net income per share of Class A common stock. These interests included 13,430,500 vested Evercore LP partnership units. The vested Evercore LP partnership units that could potentially dilute basic net income per share were not included in the computation of diluted net income per share because to do so would have been antidilutive for the periods presented. The increase in net income available to holders of shares of Class A common stock due to the elimination of the minority interest associated with vested Evercore LP partnership units (offset by the associated tax effect) that is implied in calculating diluted net income per share assuming the exchange of Evercore LP partnership units for shares of Class A common stock is antidilutive notwithstanding the corresponding increase in weighted average shares of Class A common stock outstanding. Antidilution is the result of the vested Evercore LP partnership units bearing a portion of income allocable to vested RSUs. Management does not expect dilution to result from the exchange of Evercore LP partnership units for shares of Class A common stock.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values.

Pursuant to the Evercore Partners 2006 Stock Incentive Plan, the Company granted 2,286,055 RSUs to the Company’s employees at the time of the IPO. 207,116 of the RSUs are fully vested and, as a result, the Company recorded compensation expense at the time of the IPO equal to the value of these fully vested RSUs. The remaining 2,078,939 of these RSUs will vest only if certain conditions, described below, occur.

Compensation expense was recognized based on the fair value of RSUs as determined at the market value on the date of grant and is being expensed when certain vesting events occur. In addition to the grant of 207,116 vested RSUs granted at the consummation of the IPO, approximately 45% of RSUs granted will vest if and when our Founding Members and the chairman of Protego, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected. The remaining unvested RSUs will vest upon the earliest to occur of the following events:

•

when the Founding Members and chairman of Protego, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 50% of the aggregate Evercore LP partnership units owned by them at the time of the Reorganization;

•	a change of control of the Company; or

•	the Founding Members and the chairman of Protego are not employed by, or do not serve as directors of, Evercore Partners Inc. or one of its affiliates within a 10-year period following the IPO.

In addition, 100% of the unvested RSUs held by an employee will vest if such employee dies or becomes disabled while in our employ. Our Equity Committee, which is comprised of the Founding Members and the chairman of Protego, may also accelerate vesting of unvested RSUs at any time. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested partnership units or RSUs will be achieved or satisfied. If all the unvested partnership units and RSUs were deemed to vest at some point in the future, the total amount of compensation expense that the Company would record in connection with the vesting would be $203,842 and $43,658, respectively, based upon the grant price of $21.00 per share.

The Company recorded stock compensation expense of approximately $4,349 during the period August 10, 2006 through December 31, 2006 related to the grant of 207,116 vested RSUs granted to employees at the date of the IPO and valued at the IPO price of $21.00 per share. Stock compensation expense is included in Employee Compensation and Benefits in the Combined/Consolidated Statement of Income. The total income tax benefit related to stock-based compensation arrangements recognized in the Company’s Combined/Consolidated Statement of Income for the period August 10, 2006 through December 31, 2006 was $583.

Each outside director received a one-time award of RSUs with a value of $50 upon their initial appointment to the Board. These RSUs will vest over two years. The Company recorded $50 of stock compensation expense related to these grants in the period August 10, 2006 through December 31, 2006.

There were no other grants, forfeitures or conversions of stock-based awards during the twelve months ended December 31, 2006.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Commitments and Contingencies

Operating Leases—The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease term on a straight-line basis.

Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Combined/Consolidated Statements of Income for the twelve months ended December 31, 2004 includes $2,315, for the twelve months ended December 31, 2005 includes $2,151, for the period of January 1, 2006 through August 9, 2006 includes $1,747, and for the period of August 10, 2006 through December 31, 2006 includes $1,398 of rental expense relating to operating leases. As of December 31, 2006, the Company maintains, as part of the leases for office space in New York, irrevocable standby letters of credit as security in the amount of $1,446. With respect to such letters of credit, $627 expires in 2007 and $819 expires each December 31, resetting annually through 2012. The Company maintained compensating balances of $1,519 as of December 31, 2004, December 31, 2005 and December 31, 2006. No amounts have been drawn down under the respective letters of credit.

The Company has entered into various operating leases for the use of certain office equipment and furniture. For the years ended December 31, 2004 and 2005 and the periods January 1, 2006 to August 9, 2006 and August 10, 2006 through December 31, 2006, rental expense for office equipment and furniture is included in Occupancy and Equipment Rental on the Combined/Consolidated Statements of Income and totaled $102, $165, $74 and $46, respectively.

The Company has entered into an operating lease for a fractional interest of a private corporate aircraft. For the years ended December 31, 2004 and 2005 and the periods January 1, 2006 to August 9, 2006 and August 10, 2006 through December 31, 2006, rental expense for the fractional lease of the aircraft is included in Travel and Related Expenses on the Combined/Consolidated Statements of Income and totaled $105, $105, $17 and $0, respectively.

The Company has agreed to lease an additional 124,000 square feet of office space at the Company’s principal executive offices at 55 East 52nd Street, New York, New York. The rental payment obligations under the sublease are as follows: $9,578 per year for years one through five of the lease term; $10,200 per year for years six through ten of the lease term; $10,822 per year for years 11 through 15 of the lease term; and $11,444 per year for year 16 through the expiration of the lease term. Evercore intends to sublease a portion of this additional space to a third party. The Company’s current annual lease expense is $3,162. In connection with the execution of the lease, the Company delivered a security deposit in the form of an unsecured letter of credit in the amount of $4,789. If the Company does not meet certain covenants of the unsecured letter of credit agreement, the Company may be required to secure the letter of credit. The Company began to take possession of this additional space on February 1, 2007. The term of the lease expires on April 29, 2023.

As of December 31, 2006, the approximate aggregate minimum future payments required on the operating leases are as follows:

2007	$12,964
2008	12,991
2009	12,999
2010	12,850
2011	12,641
Thereafter	122,426

Total	$186,871

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Leases—The Company has entered into various capital leases for office equipment. As of December 31, 2006, the leases had an aggregate outstanding balance of $226 with $132 classified as current. Interest expense on capital leases for the twelve months ended December 31, 2004, 2005 and 2006 was $30, $29 and $20, respectively.

The Company’s net investment in these leases, which is included in Furniture, Equipment and Leasehold Improvements, Net, as of December 31, 2005 and 2006, was $393 and $207, respectively.

	December 31, 2005	December 31, 2006
Capitalized Office Equipment Leases	$729	$718
Accumulated Depreciation	(336)	(511)

Net Investment	$393	$207

As of December 31, 2006, the approximate aggregate minimum future payments required on the capital leases are as follows:

2007	$140
2008	95
2009	2
2010	—
2011	—

Total Future Minimum Lease Payments	237
Less Interest Discount	(11)

Total Present Value of Future Minimum Lease Payments	226
Less Current Portion	132

Long-term Portion	$94

Other Commitments—At December 31, 2006, the Company has commitments for capital contributions of $1,861 to the Private Equity Funds. These commitments primarily will be funded as required through the end of each Private Equity Funds’ investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

Legal—In the past, the Company or its present personnel have been named as a defendant in civil litigation matters involving present or former clients.

In re High Voltage Engineering Corp. (“High Voltage”) in the U.S. Bankruptcy Court for the District of Massachusetts and Stephen S. Gray, Trustee (“Trustee”) of The High Voltage Engineering Liquidating Trust. v. Evercore Restructuring L.P. Evercore Restructuring L.L.C (collectively, “Evercore Restructuring”) et al., in the United States District Court of Massachusetts.

In 2003, High Voltage engaged Evercore Restructuring to assist in its restructuring efforts. During the engagement, Evercore Restructuring assisted High Voltage in negotiating a restructuring plan and related financing. During the period of engagement, which ended in August 2004, High Voltage filed for Chapter 11 bankruptcy protection and later emerged from bankruptcy with new financing. However, in February 2005, High

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Voltage again filed for Chapter 11 bankruptcy protection. In July 2006, as part of the second bankruptcy proceeding, High Voltage’s businesses were sold and its creditors were repaid in full out of the proceeds of the sale. In addition, the Trustee conducted an informal investigation into the causes of the second bankruptcy and the knowledge of professionals who assisted High Voltage in its first bankruptcy.

On August 15, 2006, Stephen S. Gray, as trustee of the High Voltage Engineering Liquidating Trust (the “Plaintiff”), filed a motion in the bankruptcy court seeking to undo an order entered in November 2004 approving $2,341 in fees and expenses for Evercore Restructuring’s services, alleging, among other matters, that Evercore Restructuring should have known that the projections prepared by High Voltage in connection with the first bankruptcy proceedings were inaccurate. On September 8, 2006, Evercore Restructuring responded in the bankruptcy court denying the factual allegations and asserting a variety of legal bases to deny the request. The motion was fully briefed and the bankruptcy court heard arguments. In a decision issued January 19, 2007, the bankruptcy court decided in favor of Evercore and denied the Plaintiff’s motion. On January 29, 2007, Plaintiff filed a notice of appeal of the January 19, 2007 decision. On March 28, 2007, Evercore Restructuring moved to dismiss that appeal. No further appellate activity has occurred to date.

In addition, on August 15, 2006, the same Plaintiff filed a complaint against Evercore and Jefferies & Company, Inc. in the United States District Court of Massachusetts. The Plaintiff’s complaint asserts claims against Evercore for gross negligence and breach of fiduciary duty in connection with a 2003 client engagement. Evercore has filed a motion for judgment on the pleadings, briefing on the motion was completed by January 16, 2007, and a hearing on the motion occurred January 23, 2007. No ruling on the motion has been issued at this time. Although it is not possible to predict with a reasonable degree of certainty the likely outcome of this action, Evercore has substantial meritorious defenses to the Plaintiff’s allegations and plans vigorously to contest the allegations.

General. In addition to the proceedings set forth above, from time to time the Company may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses, and U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States and Mexican Financial Authorities, conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. When those circumstances arise, management will make what it believes are adequate provisions in the financial statements for any expected liabilities which may result, although the Company determined that no provisions were required to be accrued at December 31, 2005 or 2006. Nevertheless, such proceedings are subject to inherent uncertainties and unfavorable events could occur. If unfavorable events were to occur, there exists the possibility of a material adverse impact to the Company’s operating results, financial condition or liquidity as of and for the period in which such events occur.

The Company has determined that as of December 31, 2005 and 2006 there was no SFAS 5, “Accounting for Contingencies” accrual.

Note 16—Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital at December 31, 2005 and 2006 was $6,773 and $11,229, respectively, which exceeded the minimum net capital requirement by $6,603 and $10,874, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Note 17—Income Taxes

Prior to August 10, 2006, the Company had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on its U.S. earnings, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company’s income will be subject to U.S. federal, state, local and foreign income taxes and taxed at the prevailing corporate tax rates.

Taxes payable as of December 31, 2005 and 2006 in the amount of $1,730 and $6,535, respectively, include a reserve for taxes payable in the amount of $964 and $713, respectively, for any future tax liability related to these periods.

The components of the provision for income taxes reflected on the Combined/Consolidated Statements of Income for the twelve months ended December 31, 2004 and 2005 and the periods January 1, 2006 through August 9, 2006 and August 10, 2006 through December 31, 2006 consist of:

	Combined For the Twelve Months Ended December 31, 2004	Combined For the Twelve Months Ended December 31, 2005	Combined	Consolidated
			For the Period
			January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
Current:
Federal	$—	$—	$—	$1,954
Foreign	—	—	—	3,409
State and Local	2,101	3,444	2,351	2,173

Total Current	2,101	3,444	2,351	7,536

Deferred:
Federal	—	—	—	(624)
Foreign	—	—	—	(467)
State and Local	13	(72)	17	(415)

Total Deferred	13	(72)	17	(1,506)

Total	$2,114	$3,372	$2,368	$6,030

For the period August 10, 2006 through December 31, 2006, an effective tax rate of 42.6% was used to compute the tax provision of $6,030 on the portion of the Company’s income subject to corporate level federal, state and local income taxes. For the periods January 1, 2006 through August 9, 2006, taxes related to New York City UBT and general corporation tax expense for Evercore LP totaled $2,368.

The Company’s effective tax rate includes a rate benefit attributable to the fact the Company operates as a series of limited liability companies and flow-through entities whereby a portion of the Company’s earnings are not subject to corporate level taxes, thereby reducing the 42.6% to 23.4%.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rates for the period January 1, 2006 through August 9 was 3.5% and for the period August 10, 2006 through December 31, 2006 was 23.4%, compared to 5.1% for the calendar year ended 2005, and 4.1% for the corresponding period in 2004. A reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the twelve months ended December 31, 2004 and 2005 and the periods January 1, 2006 through August 9, 2006 and August 10, 2006 through December 31, 2006 is as follows:

	2004	2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
Reconciliation of Federal Statutory Tax Rates
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%	35.0%
Increase Due to State and Local Taxes	4.1%	5.1%	3.5%	6.8%
Rate Benefits as a Limited Liability company	(35.0)%	(35.0)%	(35.0)%	(29.8)%
Foreign Taxes	0.0%	0.0%	0.0%	11.4%

Effective Income Tax Rate	4.1%	5.1%	3.5%	23.4%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Combined/Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2006
Deferred Tax Assets:
Depreciation & Amortization	$193	$494
Compensation & Benefits	—	907
Unrealized Loss on Investments	—	177
Deferred Professional Fees	—	75
Other	12	121

Total Deferred Tax Assets	205	1,774

Deferred Tax Liabilities:
Depreciation & Amortization	25	107

Total Deferred Tax Liabilities	25	107

Net Deferred Tax Assets	$180	$1,667

At December 31, 2005 and 2006, the Company recognized deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company, which totaled $205 and $1,774, respectively. The increase in gross deferred tax assets of $1,569 was primarily attributable to the tax effect of a $907 increase in compensation deductions for financial reporting purposes associated with RSUs that vested during the year and the $336 amortization of intangible assets associated with the Braveheart and Protego acquisitions. The deferred tax assets were also increased by $119 in unrealized losses from private equity interests and a $58 net operating loss from the Company’s controlled foreign subsidiary.

The $82 increase in deferred tax liabilities was due to the goodwill amortization associated with the Braveheart and Protego acquisitions during the year.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the Company’s historical taxable income and its expected future earnings, management has evaluated the uncertainty associated with booking tax benefits and has determined that the deferred tax assets will be realized as offsets to deferred tax liabilities and future taxable income.

Note 18—Concentrations of Credit Risk

Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, foreign government obligations and receivables from clients. The Company has placed its cash and cash equivalents in interest-bearing deposits in U.S. banks, U.S. investment banks and U.S. branches of Cayman banks that meet certain rating and capital requirements. The Company’s foreign subsidiaries maintain cash and cash equivalents in interest bearing accounts at large commercial banking institutions domiciled in their respective countries of operation. Concentrations of credit risk are limited due to the quality of the Company’s clients.

Revenues: For the year ended December 31, 2004, one client accounted for 26.6% of the Company’s combined revenues. For the year ended December 31, 2005, three separate clients each individually accounted for 16.5%, 12.2% and 10.2%, respectively, of the Company’s combined revenues. For the period of January 1, 2006 to August 9, 2006, three separate clients each individually accounted for 15.4%, 8.8% and 5.8%, respectively, of the Company’s consolidated revenues. For the period of August 10, 2006 to December 31, 2006, three separate clients each individually accounted for 21.6%, 21.6% and 6.4% of the Company’s consolidated revenues.

Accounts Receivable: As of December 31, 2005 one client accounted for 37.4% of the Company’s combined Accounts Receivable balance. As of December 31, 2006, three separate clients each individually accounted for 37.6%, 35.3% and 5.4%, respectively, of the Company’s consolidated Accounts Receivable balance.

Note 19—Segment Operating Results

Business Segments—The Company’s business results are categorized into the following two segments: advisory and investment management. Advisory includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, and similar corporate finance matters. Investment management includes the management of outside capital invested in the Private Equity Funds, the management of outside capital by PCB, the Company’s principal investments in the Private Equity Funds and the Company’s share of the results of EAM and related investments. The accounting policies of the segments are consistent with those described in Note 2— Significant Accounting Policies.

The Company’s segment information for the twelve months ended December 31, 2004, 2005 and 2006 is prepared using the following methodology:

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

•	Investment gains and losses, interest income and interest expense are allocated between the segments based on the segment in which the underlying asset or liability is held.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Corporate-level activity represents operating expenses not specifically attributable to a segment. These expenses primarily include professional fees relating to the preparation of the Company’s historical financial statements that were not directly attributable to the IPO, costs associated with the Line of Credit and costs of operating as a public entity.

The Company believes that the following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, operating income and total assets.

		Combined For the Twelve Months Ended December 31, 2004	Combined For the Twelve Months Ended December 31, 2005	Combined	Consolidated
				For the Period
				January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
		PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
Advisory	Net Revenues (1)	$69,315	$111,012	$96,582	$88,703
	Operating Expenses (2)	24,502	36,605	29,812	58,629

	Segment Operating Income	$44,813	$74,407	$66,770	$30,074

	Identifiable Segment Assets (3)	$45,555	$61,181	$84,926	$182,120

Investment Management	Net Revenues (1)	$17,078	$14,623	$17,043	$7,386
	Operating Expenses (2)	9,971	12,165	10,810	8,930

	Segment Operating Income	$7,107	$2,458	$6,233	$(1,544)

	Identifiable Segment Assets (3)	$26,331	$20,275	$420,703	$119,383

Corporate	Operating Expenses (2)	$—	$10,333	$4,678	$2,723

Total	Net Revenues (1)	$86,393	$125,635	$113,625	$96,089
	Operating Expenses (2)	34,473	59,103	45,300	70,282

	Segment Operating Income	$51,920	$66,532	$68,325	$25,807

	Identifiable Segment Assets (3)	$71,886	$81,456	$505,629	$301,503

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Net revenues include Interest Income and Other Revenue and Interest Expense as set forth in the table below:

			Combined	Consolidated
	Combined For the Twelve Months Ended December 31, 2004	Combined For the Twelve Months Ended December 31, 2005	For the Period
Segment Interest Income and Other Revenue and Interest Expense			January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
Advisory	$110	$170	$460	$1,044
Investment Management	111	39	183	7,769

Total Interest and Other Revenue	221	209	643	8,813
Less Investment Management Interest Expense	—	—	—	6,783

Net Revenues	$221	$209	$643	$2,030

(2)	Operating expenses include Depreciation and Amortization as set forth in the table below:

			Combined	Consolidated
	Combined For the Twelve Months Ended December 31, 2004	Combined For the Twelve Months Ended December 31, 2005	For the Period
Segment Depreciation and Amortization			January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
Advisory	$504	$615	$550	$3,050
Investment Management	163	163	116	184

Total	$667	$778	$666	$3,234

(3)	Goodwill has been included in the Advisory Segment only since at the date of the acquisitions Braveheart and Protego were principally Advisory businesses.

Geographic Information—The Company manages its business based on the profitability of the enterprise as a whole.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	Combined For the Twelve Months Ended December 31, 2004	Combined For the Twelve Months Ended December 31, 2005	Combined	Consolidated
			For the Period
			January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
Net Revenues: (1)
United States	$80,019	$127,513	$93,234	$63,267
Europe	—	2,900	18,236	22,928
Latin America	1,142	968	—	7,317
Other	5,011	(5,955)	1,512	547

Total	$86,172	$125,426	$112,982	$94,059

(1)	Excludes interest and other income

The Company earned revenue in the following geographic areas:

	Combined For the Twelve Months Ended December 31, 2004	Combined For the Twelve Months Ended December 31, 2005	Combined	Consolidated
			For the Period
			January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
Net Revenues: (1)
United States	$86,172	$125,426	$112,982	$65,943
Europe	—	—	—	20,799
Latin America	—	—	—	7,317

Total	$86,172	$125,426	$112,982	$94,059

(1)	Excludes interest and other income

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20— Evercore Partners Inc. (Parent Company Only) Financial Statements

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENT OF FINANCIAL CONDITION

(in thousands)

December 31, 2006
ASSETS
Equity Investment in Subsidiary	$118,396

TOTAL ASSETS	$118,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Payable to Related Party	$815
Taxes Payable	2,104
Notes Payable to Related Parties	3,000

Total Current Liabilities	5,919

TOTAL LIABILITIES	5,919

Stockholders’ Equity
Common Stock:
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 6,359,558 issued and outstanding)	64
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 issued and outstanding)	—
Additional Paid-In-Capital	108,564
Retained Earnings	3,786
Accumulated Other Comprehensive Income	63

TOTAL STOCKHOLDERS’ EQUITY	112,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,396

See notes A to C to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENT OF INCOME

(in thousands)

For the Period August 10, 2006 (date of inception) through December 31, 2006
SUCCESSOR
REVENUES
NET REVENUES	$—
EXPENSES
TOTAL EXPENSES	—

OPERATING INCOME	—
Equity in Income of Subsidiary	6,705
Provision for Income Taxes	2,919

NET INCOME	$3,786

See notes A to C to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

For the Period August 10, 2006 (date of inception) through December 31, 2006
SUCCESSOR
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,786
Undistributed Income of Subsidiary	(6,705)
(Increase) in Operating Assets:
Increase in Operating Liabilities:
Payable to Uncombined Affiliates	815
Taxes Payable	2,104

Net Cash From Operating Activities	—
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	(88,590)

Net Cash Used in Investing Activities	(88,590)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from IPO	88,590

Net Cash Provided by Financing Activities	88,590
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—
CASH AND CASH EQUIVALENTS—Beginning of Period	—

CASH AND CASH EQUIVALENTS—End of Period	$—

See notes A to C to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EVERCORE PARTNERS INC.

(parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note A—Organization

Evercore Partners Inc. (the “Company”) was incorporated as a Delaware corporation on July 21, 2005. The Company did not begin meaningful preparations until the reorganization discussed below. Therefore no financial statements are presented for periods before 2006. Pursuant to a reorganization into a holding company structure, the Company became a holding company and its sole asset is a controlling equity interest in Evercore LP. As the sole general partner of Evercore LP, the Company operates and controls all of the business and affairs of Evercore LP and, through Evercore LP and its subsidiaries, continues to conduct the business now conducted by these subsidiaries.

Note B—Significant Accounting Policies

Basis of Presentation. The Statements of Financial Condition, Income and Cash Flows have been prepared in accordance with GAAP.

Equity in Income of Subsidiary. The Equity in Income of Subsidiary represents the Company’s share of income from Evercore LP.

Note C—Stockholders’ Equity

The Company is authorized to issue 1,000,000,000 shares of Class A common stock, par value $0.01 per share, and 1,000,000 shares of Class B common stock, par value $0.01 per share. All shares of Class A common stock and Class B common stock are identical. The Company has issued 6,359,558 shares of Class A common stock. The Company has issued 51 shares of Class B common stock in exchange for $1.00, all of which were held by Evercore LP at December 31, 2006.

Note 21— Subsequent Events

Bonus Payments – In the first quarter of 2007, the Company made $44,841 in cash payments for bonuses accrued in 2006.

Tax Distributions – The Company’s subsidiary, Evercore LP, made tax distributions to Members and Evercore Partners Inc. during the first quarter of 2007 of $12,922, of which $449 remains to be paid.

SUPPLEMENTAL FINANCIAL INFORMATION

Combined/Consolidated Quarterly Results of Operations (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2005 and 2006. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	Predecessor	Predecessor	Predecessor	Predecessor
Net Revenues	$22,434	$14,274	$46,439	$42,488
Operating Expense	10,586	12,014	18,751	17,752

Income Before Tax and Minority Interest	11,848	2,260	27,688	24,736
Provision for Income Taxes	670	377	776	1,549
Minority Interest	2	8	(7)	5

Net Income	$11,176	$1,875	$26,919	$23,182

Net Income Per Share
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A
Dividends Declared Per Common Share	N/A	N/A	N/A	N/A

	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006	For the Period July 1, 2006 through August 9, 2006 (a)	For the Period August 10, 2006 through September 30, 2006 (a)	Three Months Ended December 31, 2006
	Predecessor	Predecessor	Predecessor	Successor	Successor
Net Revenues	$45,626	$43,490	$24,509	$17,226	$78,863	(b)
Operating Expense	18,706	17,926	8,668	15,214	55,068	(c)

Income Before Tax and Minority Interest	26,920	25,564	15,841	2,012	23,795
Provision for Income Taxes	979	905	484	297	5,733	(d)
Minority Interest	(7)	6	(1)	1,417	14,575	(e)

Net Income	$25,948	$24,653	$15,358	$298	$3,487

Net Income Per Share
Basic	N/A	N/A	N/A	$0.06	$0.69
Diluted	N/A	N/A	N/A	$0.06	$0.69
Dividends Declared Per Common Share	N/A	N/A	N/A	$—	$—

(a)	See Note 1 for a discussion of the Company’s Reorganization.

(b)	Increase in revenue largely due to the impact of the Company’s acquisitions. See Note 4 for a discussion of business developments.

(c)	Includes compensation payments to Senior Managing Directors that had not been included in compensation prior to the Company’s IPO. See Note 2 for a discussion associated with compensation and benefits.

(d)	See Note 17 for a discussion of income taxes.

(e)	Post-IPO minority interest represents the interest of the Members of Evercore LP and the portion of PCB not owned by the Company. See Note 2 for a discussion on minority interest.

Item 8A.	Pro Forma Financial Information (Unaudited)

Pro Forma Financial Information

The historical results of operations for periods prior to August 10, 2006, the date of the Reorganization, are not comparable to results of operations for subsequent periods. Accordingly, for periods prior to August 10, 2006, Evercore believes that pro forma results provide a meaningful basis for comparison of historical periods.

The following unaudited condensed consolidated pro forma statement of income for the twelve months ended December 31, 2006 presents the consolidated results of operations of Evercore assuming that the Formation, IPO and acquisitions had been completed as of January 1, 2006. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the Reorganization and acquisition transactions on the historical financial information of Evercore. The adjustments are described in the notes to the unaudited condensed consolidated pro forma statement of income herein. The Evercore LP pro forma adjustments principally give effect to the following items:

•

the Formation Transaction which includes the elimination of the financial results of the general partners of ECP I, ECP II and EVP and certain other entities through which the Founders have invested capital in ECP I, which was not contributed to Evercore LP; and

•

the Protego and Braveheart acquisitions which resulted in the inclusion of each of the acquired entity’s financial results, as well as certain purchase accounting adjustments, such as the recording of intangible assets and their periodic amortization.

The Evercore Partners Inc. pro forma adjustments principally give effect to the IPO and Formation Transaction, as well as the Protego and Braveheart acquisitions, and include the following items:

•

in the case of the unaudited condensed consolidated pro forma statement of income data, the firm has targeted total employee compensation and benefits expense (excluding for these purposes, compensation and benefits expense associated with a significant expansion of the Company’s business or any vesting of partnership units or RSUs granted in connection with the Reorganization and the IPO) at a level not to exceed 50% of net revenue (excluding for these purposes, any revenue associated with gains or losses on investments, carried interest or reimbursable expenses). Starting in 2007 we will no longer exclude gains or losses on investments from revenues used to calculate our compensation and benefit target.

As calculated in accordance with our approach discussed above, Evercore’s pro forma compensation and benefit expenses for the full year 2006 was 50.0% or 51.1% had certain new business initiatives not been excluded from the calculation of the ratio. These new business initiatives involved an additional $0.65 million of expense incurred by Protego for the full year related to its developing asset management business and an additional $1.6 million of expense incurred by Braveheart due to payment of the U.K. National tax for the full year and fourth quarter, respectively. See footnote (g) of this section for a calculation of our revenues and compensation and benefits.

•

in the case of the unaudited condensed consolidated pro forma statement of income data, a provision for corporate income taxes at the actual post-IPO effective tax rate of approximately 43% for 2006, which assumes the highest statutory rates apportioned to each state, local and/or foreign tax jurisdiction and reflected net of U.S. federal tax benefit.

The unaudited condensed consolidated pro forma financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of Evercore that would have occurred had we operated as a public company during the periods presented. The unaudited condensed consolidated pro forma financial information should not be relied upon as being indicative of Evercore’s results of operations or financial condition had the transactions contemplated in connection with the Reorganization been completed on the dates assumed. The unaudited condensed consolidated pro forma financial information also does not project the results of operations or financial position for any future period or date.

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF INCOME

TWELVE MONTHS ENDED DECEMBER 31, 2006

(in thousands, except per share data)

	January 1, 2006 through August 9, 2006 Predecessor	August 10, 2006 through December 31, 2006 Successor	Adjustments for Formation		Acquired Company Combination Adjustments(c)		Adjustments for the IPO		Evercore Partners Inc. Pro Forma
Advisory Revenue	$96,122	$87,659	$—		$10,045		$—		$193,826
Investment Management Revenue	16,860	6,400	(5,005	)(a)	1,810		—		20,065
Interest Income and Other Revenue	643	8,813	—		6,112		—		15,568

Total Revenues	113,625	102,872	(5,005)		17,967		—		229,459
Interest Expense	—	6,783	—		6,287		—		13,070

Net Revenues	113,625	96,089	(5,005)		11,680		—		216,389

Employee Compensation and Benefits	20,598	52,316	—		8,885		25,273	(g)	107,072
Professional Fees	13,527	6,739	—		1,981		(4,300	)(h)	17,947
Other Operating Expense	11,175	8,573	—		2,729		—		22,477
Amortization of Intangibles	—	2,654	—		14,631	(d)	—		17,285

Total Expenses	45,300	70,282	—		28,226		20,973		164,781

Income Before Income Taxes and Minority Interest	68,325	25,807	(5,005)		(16,546)		(20,973)		51,608
Provision for Income Taxes	2,368	6,030	(131	)(b)	(166	)(e)	637	(i)	8,738

Income Before Minority Interest	65,957	19,777	(4,874)		(16,380)		(21,610)		42,870
Minority Interest	6	15,991	—		(258	)(f)	17,746	(j)	33,485

Net Income	$65,951	$3,786	$(4,874)		$(16,122)		$(39,356)		$9,385

Weighted Average Shares of Class A Common Stock Outstanding
Basic									6,567	(k)
Diluted									6,567	(k)
Net Income Available to Holders of Shares of Class A Common Stock Per Share:
Basic									$1.43	(k)
Diluted									$1.43	(k)

See Notes to Unaudited Condensed Consolidated Pro Forma Statement of Income

Notes to Unaudited Condensed Consolidated Pro Forma Statement of Income (dollars in thousands):

(a)	Adjustment reflects the elimination of the historical results of operations for the general partners of ECP I, ECP II and EVP and certain other entities through which Messrs. Altman and Beutner have invested capital in ECP I, specifically, Evercore Founders LLC and Evercore Founders Cayman Limited, which were not contributed to Evercore LP. For the year ended December 31, 2006, this adjustment reflects $5,005 of net gains associated with carried interest.

(b)	Adjustment reflects the tax impact on Evercore LP’s New York City UBT, associated with adjustments for the Formation Transaction, including the New York City tax impact of converting the Subchapter S corporations to limited liability companies. Since the entities that form Evercore have been limited liability companies, partnerships or Subchapter S entities, Evercore’s income has not been subject to U.S. federal and state income taxes. Taxes related to income earned by limited liability companies and partnerships represent obligations of the individual Senior Managing Directors. Income taxes shown on Evercore Partners Inc.’s historical consolidated statements of income are attributable to the New York City UBT, attributable to Evercore’s operations apportioned to New York City.

(c)	To include the pre-acquisition results, the following balances reflect the historical financial results for Protego for the period from January 1, 2006 through August 10, 2006. Braveheart results are included for the period January 1, 2006 through December 19, 2006.

	January 1, 2006 through December 19, 2006 Braveheart	January 1, 2006 through August 10, 2006 Protego	January 1, 2006 through December 31, 2006 Evercore Adjustment	Total 2006 Combination Adjustments
Advisory Revenue	$2,997	$7,048	$—	$10,045
Investment Management Revenue	—	1,810	—	1,810
Interest Income and Other Revenue	—	6,612	(500)*	6,112

Total Revenues	2,997	15,470	(500)	17,967
Interest Expense	—	6,287	—	6,287

Net Revenues	2,997	9,183	(500)	11,680

Compensation and Benefits	4,382	4,503	—	8,885
Professional Fees	568	2,749	(1,336)*	1,981
Other Operating Expense	717	2,012	—	2,729
Amortization of Intangibles	13,912	719	—	14,631

Total Expenses	19,579	9,983	(1,336)	28,226

Income Before Income Taxes and Minority Interest	(16,582)	(800)	836	(16,546)
Provision for Income Taxes	(796)	274	356	(166)

Income Before Minority Interest	(15,786)	(1,074)	480	(16,380)
Minority Interest	—	(258)	—	(258)

Net Income	$(15,786)	$(816)	$480	$(16,122)

*	Represents elimination of pre-acquisition transactions.

(d)	Reflects the amortization of intangible assets acquired in conjunction with the purchase of Protego with an estimated useful life ranging from 0.5 years to five years and in conjunction with the purchase of Braveheart with an estimated useful life ranging from one to six years. The intangible assets with finite useful lives include the following asset types: client backlog and relationships, broker dealer license and, for Protego only, non-competition and non-solicitation agreements.

(e)	For tax purposes, no tax benefit will be realized related to the intangible assets acquired by Evercore LP in conjunction with the Protego acquisition. However, a tax benefit was realized by Evercore Partners Inc. upon consummation of the IPO and the acquisition of Braveheart. See Note (i) under “Notes to Unaudited Condensed Consolidated Pro Forma Statement of Income.”

(f)	Reflects an adjustment to eliminate a minority interest of 19% in PCB that Evercore acquired as part of the Protego acquisition.

(g)	Historically the entities that form Evercore have been limited liability companies, partnerships or Subchapter S entities. Accordingly, payments for services rendered by Evercore’s Senior Managing Directors generally have been accounted for as distributions of members’ capital rather than as compensation expense. Following the IPO, management has included all payments for services rendered by the Senior Managing Directors in compensation and benefits expense. In connection with the IPO, the Company has targeted total employee compensation and benefits expense (excluding for these purposes, compensation and benefits expense associated with a significant expansion of the Company’s business or any vesting of partnership units or RSUs granted in connection with the Reorganization and the IPO) at a level not to exceed 50% of net revenue (excluding for these purposes, any revenue associated with gains or losses on investments, carried interest or reimbursable expenses). The Company retains the ability to exceed the target, change the target or how the target is calculated. Starting in 2007, we will no longer exclude gains or losses on investments from revenues used to calculate our compensation and benefits expense target.

As calculated in accordance with our approach discussed above, Evercore’s pro forma compensation and benefit expenses for the full year were 50.0%, or 51.1% had certain new business initiatives not been excluded from the calculation of the ratio. These new business initiatives involved an additional $0.65 million of expense incurred by Protego for the full year related to its developing asset management business and an additional $1.6 million of expense incurred by Braveheart due to payment of the U.K. National tax for the full year.

For 2006, the Company recorded $4,349 in compensation expense associated with the initial vesting of RSUs awarded to non partner professionals at the time of the IPO. These expenses have been excluded from the Unaudited Condensed Consolidated Pro Forma Statement of Income for the twelve months ended December 31, 2006 as the charge is a non-recurring charge attributable to the IPO.

Twelve Months Ended December 31, 2006
Post formation Net Revenues (1)	$216,389
Less: Expense Reimbursements	(4,825)
Less: Carried Interest and Realized and Unrealized Gain/Loss on Investments	(1,887)

209,677
Compensation Expense Target—50%	104,838

Braveheart Adjustment	1,583
Protego Adjustment	650

Pro Forma Compensation	107,071

Historical Compensation and Benefits including IPO-issued RSU Expense	(81,798)

Total Pro Forma Compensation and Benefits Expense Adjustment	$25,273

(1)	Post formation Net Revenues have been adjusted for carried interest and realized and unrealized gain/loss on investments for the pre-IPO Period as discussed in Note (a) above.

(h)	Reflects non-recurring expenses associated with IPO and related Reorganization transactions.

(i)

As a limited liability company, partnership or Subchapter S entity, Evercore was generally not subject to income taxes except in foreign and local jurisdictions. For this pro forma financial statement, a provision for corporate income taxes at the actual post-IPO effective tax rate of approximately 43% for 2006, which assumes the highest statutory rates apportioned to each state, local and/or foreign tax jurisdiction and reflected net of U.S. federal tax benefit, were used respectively. There is no current foreign tax increase or benefits assumed with the Protego acquisition as it relates to the effective tax rate. However, Evercore

Partners Inc. will realize deferred tax increases or benefits upon the Protego and Braveheart acquisitions as it relates to the tax amortization of intangibles and goodwill over a 15 year straight-line basis. The holders of partnership units in Evercore LP, including Evercore Partners Inc., will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Evercore LP. In accordance with the partnership agreement pursuant to which Evercore LP is governed, management intends to cause Evercore LP to make pro rata cash distributions to Evercore’s Senior Managing Directors and Evercore Partners Inc. for purposes of funding their tax obligations in respect of the income of Evercore LP that is allocated to them.

(j)	Reflects an adjustment to record the 67.9% minority interest ownership of Evercore’s Senior Managing Directors in Evercore LP relating to their vested partnership units, reflecting 6,359,558 shares of Class A common stock outstanding at December 31, 2006. Partnership units of Evercore LP are, subject to certain limitations, exchangeable into shares of Class A common stock of Evercore Partners Inc. on a one-for-one basis. Evercore Partners Inc.’s interest in Evercore LP is within the scope of Emerging Issues Task Force 04-5. Although Evercore Partners Inc. has a minority economic interest in Evercore LP, it will have a majority voting interest and control the management of Evercore LP. Additionally, although the limited partners have an economic majority of Evercore LP, they do not have the right to dissolve the partnership or substantive kick-out rights or participating rights, and therefore lack the ability to control Evercore LP. Accordingly, Evercore consolidates Evercore LP and records minority interest for the economic interest in Evercore LP held directly by the Senior Managing Directors.

(k)	For the purposes of the pro forma net income per share calculation, the weighted average shares outstanding, basic and diluted, are calculated as follows:

	Twelve Months Ended December 31, 2006 Evercore Partners Inc. Pro Forma
	Basic	Diluted
Evercore Partners Inc. Shares of Class A Common Stock	45,238	45,238
Evercore Partners Inc. RSUs – Vested	207,116	207,116
Evercore LP Partnership Units – Vested (1)	—	—
New Shares from Offering	4,542,500	4,542,500
Shares Issued for Braveheart Acquisition	1,771,820	1,771,820

Weighted Average Shares of Class A Common Stock Outstanding	6,566,674	6,566,674

(1)	13,430,500 vested Evercore LP partnership units are not included in the calculation of weighted average shares of Class A common stock outstanding as they are antidilutive.

Of the 23,136,829 Evercore LP partnership units that are held by parties other than Evercore Partners Inc. immediately following the IPO, 13,430,500 are fully vested and 9,706,329 are unvested. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of these unvested partnership units will be achieved or satisfied and, accordingly, these unvested partnership units are not reflected as outstanding for purposes of calculating the minority interest for the economic interest in Evercore LP held by the limited partners. Any vesting of these unvested partnership units would significantly increase minority interest and reduce Evercore’s net income and net income per share.

The additional shares issued as consideration for the Braveheart acquisition are assumed outstanding for the full year 2006.

The partnership units and RSUs issued as part of the Protego acquisition are included in the amounts for Class A common stock and vested RSUs, as appropriate.

Basic and diluted net income per share are calculated as follows:

Twelve Months Ended December 31, 2006 Evercore Partners Inc. Pro Forma
Basic and Diluted Net Income Per Share
Net Income Available to Holders of Shares of Class A Common Stock	$9,385
Basic and Diluted Weighted Average Shares of Class A Common Stock Outstanding	6,567

Basic and Diluted Net Income Per Share of Class A Common Stock	$1.43

The vested Evercore LP partnership units that could potentially dilute basic net income per share were not included in the computation of diluted net income per share because to do so would have been antidilutive for the periods presented. The increase in net income available to holders of shares of Class A common stock due to the elimination of the minority interest associated with vested Evercore LP partnership units (offset by the associated tax effect) that is implied in calculating diluted net income per share assuming the exchange of Evercore LP partnership units for shares of Class A common stock is antidilutive notwithstanding the corresponding increase in weighted average shares of Class A common stock outstanding. Antidilution is the result of the vested Evercore LP partnership units bearing a portion of income allocable to vested RSUs. Management does not expect dilution to result from the exchange of Evercore LP partnership units for shares of Class A common stock.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, pro forma basic and diluted net income per share of Class B common stock have not been presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 10, 2006, Protego changed its independent registered public accounting firm from PricewaterhouseCoopers S.C. to Galaz, Yamazaki, Ruiz Urquiza, S.C.

There have been no disagreements on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of December 31, 2006.

Our management has identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Areas of material weaknesses in our internal control over financial reporting include a lack of an enterprise-wide, executive-driven internal control environment that documents key processes related to financial reporting and the lack of a formal, regular process designed to identify key financial reporting risks. As we went through the assessment process, we further clarified the risks to also include material weaknesses in internal controls over financial reporting. Specifically, we identified the existence of certain deficiencies around the quarterly and annual financial statement close process to permit the preparation of our financial statements in accordance with GAAP and SEC regulations.

In addition to the material weaknesses described above, as previously disclosed in our Quarterly Report on our Form 10-Q that was filed on November 20, 2006, prior to our acquisition of Protego, its subsidiaries and Protego Asesores, S.A. de C.V. (“Protego Historical”), Protego Historical improperly accounted for repurchase and reverse repurchase agreements entered into by PCB, the Mexican asset management subsidiary of Protego, on a net basis instead of recording separate assets and liabilities or separately recording revenue for the interest earned and the associated interest expense as an offset to total revenue. Due to this error in accounting, on November 18, 2006, we determined that the combined and consolidated financial statements of Protego Historical as of and for the year ended December 31, 2005 and the related Independent Auditors’ Report, and as of and for the three months ended March 31, 2006 and 2005, and as of and for the three and six months ended June 30, 2006 and 2005, should no longer be relied upon. Our management discussed this matter with PricewaterhouseCoopers S.C., the independent auditors of Protego prior to the August 9, 2006 Protego Combination, and our Audit Committee has discussed this matter with Deloitte & Touche LLP, our independent registered public accounting firm. As a result, we filed a Form 8-K and a Form 10-Q/A on February 21, 2007 restating certain financial information including: 1) restated combined and consolidated financial statements of Protego Historical as of and for the year ended December 31, 2005 and the related Independent Auditors’ Report, and as of and for the three months ended March 31, 2006 and 2005 and as of and for the three and six months ended June 30, 2006 and 2005 and 2) the restated unaudited condensed consolidated pro forma financial statements for the year ended December 31, 2005, as of and for the three months ended March 31, 2006 and as of and for the three and six months ended June 30, 2006. As we went through the assessment process, we further clarified the risks to also include material weaknesses in internal controls over financial reporting. Management concluded that the material weakness in internal control over financial reporting was related to the fact that we lacked a sufficient complement of personnel with experience to comply with GAAP and SEC reporting requirements.

The items discussed above may cause our quarterly or annual financial statements and other regulatory reporting requirements to become materially misstated or not meet the applicable filing deadlines if they are not properly remedied. We are in the process of addressing these deficiencies and have developed and started a project plan to improve our core accounting and finance processes. We are in the process of remedying these material weaknesses by taking the following actions.

In fiscal year 2006, we:

•

hired additional key accounting and finance professionals, including a new Sarbanes-Oxley compliance officer responsible for implementation of Section 404 compliance, within our accounting and finance organization;

•	engaged a professional consulting firm to assist management in preparing and reporting the annual financial results on this Form 10-K;

•	began the process of assessing the design of our internal control environment, establishing appropriate internal controls and implementing remediation plans to achieve Section 404 compliance;

•

established a number of formal committees to ensure proper protocols regarding control performance and changes to our risk profile, and have begun enhancing our policies and processes related to financial reporting;

•	implemented new procedures and began monitoring that all repurchases and reverse repurchase agreements at PCB were accounted for in accordance with GAAP;

•	engaged a professional consulting firm to assist us in providing additional financial and accounting services to review the financial activities and transactions within Protego; and

•	hired additional finance professionals to replace and enhance the current financial reporting team within Protego.

During fiscal year 2007, we plan to:

•	establish new policies and procedures to ensure that all GAAP and SEC matters as they arise are evaluated by the appropriate level of personnel;

•	augment our internal accounting and finance resources to improve the operations of the accounting and financial process;

•	enhance our training efforts to help ensure our key accounting and financial professionals can identify complex accounting matters as they arise; and

•	enhance our internal audit process to monitor financial reporting activities.

The steps we have taken or intend to take, however, may not remediate these material weaknesses and additional material weaknesses in our internal control over financial reporting may be identified in the future.

During the fiscal quarter ended December 31, 2006, we have made changes, described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The statements contained in Exhibits 31.1, 31.2 and 31.3 to this Form 10-K should be considered in light of, and read together with, the information set forth in this Item 9A.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding directors and executive officers set forth under the caption “Election of Directors and Other Executive Officers” in the Proxy Statement is incorporated herein by reference. Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Form 10-K.

The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information regarding our Code of Business Conduct and Ethics, our audit committee and our audit committee financial expert under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the sections captioned “Executive Compensation” and “Directors’ Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the sections captioned “Related Party Transactions and Other Information” and “Corporate Governance-Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information regarding our independent registered public accounting firm fees and services in the section captioned “Principal Accountant Fees and Services” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

The combined/consolidated financial statements required to be filed in the Form 10-K are listed in Part II, Item 8 hereof.

2.	Financial Data Schedules

All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(1)

10.1	Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.2	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.3	Registration Rights Agreement, dated as of August 10, 2006(2)

10.4	Contribution and Sale Agreement, dated as of May 12, 2006, among Evercore LP, Evercore Partners Inc., Roger C. Altman, Austin M. Beutner, Pedro Aspe and the Other Parties Named Therein(1)

10.5

Contribution and Sale Agreement, dated as of May 12, 2006, among Evercore LP, Evercore Partners Inc. and Banco Inbursa, S.A., Institucion de Banca Multiple, Grupo Financiero Inbursa, as Trustee of Inbursa Trust F1338(1)

10.6	Employment Agreement between the Registrant and Roger C. Altman(2)

10.7	Employment Agreement between the Registrant and Austin M. Beutner(2)

10.8	Employment Agreement between the Registrant and Pedro Aspe(2)

10.9	Employment Agreement between the Registrant and David E. Wezdenko(1)

10.10	Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.11	Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.12	Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.13	Employment Agreement between the Registrant and Adam B. Frankel(1)

10.14	Form of Indemnification Agreement between the Registrant and each of its director nominees(1)

10.15	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.16	Sale and Purchase Agreement among the Shareholders of Braveheart Financial Services Limited and Evercore Partners Inc.(1)

10.17	Closing Agreement, dated December 19, 2006, among Evercore Partners Inc. and Bernard J. Taylor and Julian P. Oakley(4)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

Exhibit Number	Description

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Form of Voting Agreement between Roger C. Altman and Austin M. Beutner(1)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCORE PARTNERS INC.

By:	/S/ DAVID E. WEZDENKO
David E. Wezdenko Chief Financial Officer

April 2, 2007

Each of the officers and directors of Evercore Partners Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Roger C. Altman, Austin M. Beutner, David E. Wezdenko and Adam B. Frankel, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 2nd day of April, 2007.

Signature	Title

/S/ ROGER C. ALTMAN Roger C. Altman	Co-Chairman and Co-Chief Executive Officer (principal executive officer)

/S/ AUSTIN M. BEUTNER Austin M. Beutner	Director, President, Co-Chief Executive Officer and Chief Investment Officer (principal executive officer)

/S/ PEDRO ASPE Pedro Aspe	Co-Chairman

/S/ FRANCOIS DE ST. PHALLE Francois de St. Phalle	Director

/S/ GAIL BLOCK HARRIS Gail Block Harris	Director

/S/ CURT HESSLER Curt Hessler	Director

/S/ ANTHONY N. PRITZKER Anthony N. Pritzker	Director

/S/ DAVID E. WEZDENKO David E. Wezdenko	Chief Financial Officer (principal financial officer)

/S/ THOMAS J. GAVENDA Thomas J. Gavenda	Controller (principal accounting officer)