Form 10-Q
period 2007-03-31
Evercore Partners Inc.
filed 2007-05-15
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of May 10, 2007 was 6,518,558. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 10, 2007 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant)

In this report, references to “Evercore”, the “Company”, “we”, “us”, “our” and our “Successor Company” refer subsequent to the reorganization described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” to Evercore Partners Inc., a Delaware corporation incorporated in 2005, and its consolidated subsidiaries. These references (other than Successor Company) refer prior to this reorganization to Evercore Holdings or our “Predecessor Company,” which was comprised of certain combined and consolidated entities under the common ownership of the Evercore Senior Managing Directors (the “Members”) and common control of two of the founding Members (the “Founding Members”).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Combined/Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)

	December 31, 2006	March 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$65,420	$87,618
Trading Securities	4,216	5,286
Financial Instruments Owned and Pledged as Collateral at Fair Value	73,847	59,082
Securities Purchased Under Agreements to Resell	10,266	26,657
Receivable from Broker-Dealers and Clearing Organizations	—	8,925
Accounts Receivable (net of allowances of $208 on December 31, 2006 and $220 on March 31, 2007)	55,247	36,440
Receivable from Employees and Related Parties	1,443	1,272
Receivable from Affiliates	1,189	2,391
Prepaid Expenses	3,141	3,253
Other Current Assets	990	2,854

Total Current Assets	215,759	233,778
Investments	16,009	16,732
Deferred Tax Asset	1,774	3,146
Furniture, Equipment and Leasehold Improvements, Net	4,373	4,294
Goodwill	37,966	38,290
Intangible Assets, Net	23,080	18,825
Other Assets	2,542	2,471

TOTAL ASSETS	$301,503	$317,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Compensation and Benefits	$48,094	$36,113
Accounts Payable and Accrued Expenses	8,948	10,013
Securities Sold Under Agreement to Repurchase	84,135	85,740
Deferred Revenue	404	3,446
Notes Payable to Related Parties	3,000	3,000
Securities Sold, Not Yet Purchased	—	8,925
Payable to Employees	338	—
Payable to Affiliates	306	22
Capital Leases Payable – Current	132	110
Taxes Payable	5,822	9,341
Other Current Liabilities	15	151

Total Current Liabilities	151,194	156,861
Deferred Tax Liability	107	213
Capital Leases Payable – Long-term	94	70
Other Long Term Liabilities	713	1,499

TOTAL LIABILITIES	152,108	158,643

Commitments and Contingencies Note 9
Minority Interest	36,918	40,259

Stockholders’ Equity
Common Stock
Class A, per value $0.01 per Share (1,000,000,000 shares authorized, 6,359,558 issued and outstanding)	64	64
Class B, per value $0.01 per Share (1,000,000 shares authorized, 51 issued and outstanding)	—	—
Additional Paid-In-Capital	108,564	111,122
Retained Earnings	3,786	7,309
Accumulated Other Comprehensive Income	63	139

TOTAL STOCKHOLDERS’ EQUITY	112,477	118,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,503	$317,536

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR
REVENUES
Advisory Revenue	$32,397	$83,946
Investment Management Revenue	13,108	4,469
Interest Income and Other Revenue	121	3,429

TOTAL REVENUES	45,626	91,844
Interest Expense	—	2,348

NET REVENUES	45,626	89,496

EXPENSES
Employee Compensation and Benefits	8,759	47,623
Occupancy and Equipment Rental	838	1,643
Professional Fees	5,668	6,928
Travel and Related Expenses	1,851	1,875
Communications and Information Services	416	448
Depreciation and Amortization	262	4,681
Other Operating Expenses	912	2,202

TOTAL EXPENSES	18,706	65,400

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	26,920	24,096
Provision for Income Taxes	979	4,936
Minority Interest	(7)	14,940

NET INCOME	$25,948	$4,220

Foreign Currency Translation	—	76

Comprehensive Income	$25,948	$4,296

Net Income Available to Holders of Shares of Class A Common Stock	N/A	$4,220
Weighted Average Shares of Class A Common Stock Outstanding:
Basic	N/A	6,589
Diluted	N/A	6,589
Net Income Per Share Available to Holders of Shares of Class A Common Stock:
Basic	N/A	$0.64
Diluted	N/A	$0.64

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007

(dollars in thousands)

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Balance, as Previously Reported, at January 1, 2007	6,359,558	$64	$108,564	$63	$3,786	$112,477
Adjustment for Cumulative Effect on Prior Years from the Adoption of FIN 48 (Notes 2 and 11)					(252)	(252)

Balance, as Adjusted, at January 1, 2007	6,359,558	64	108,564	63	3,534	112,225
Net Income					4,220	4,220
Dividends					(445)	(445)
Stock-Based Compensation			2,558			2,558
Other Comprehensive Income				76		76

Balance at March 31, 2007	6,359,558	$64	$111,122	$139	$7,309	$118,634

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$25,948	$4,220
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock Compensation	—	2,558
Depreciation and Amortization	465	4,681
Minority Interest	(7)	14,940
Bad Debt Expense	—	23
Net Realized and Unrealized (Gains) and Losses on Investments	(5,012)	189
Net Realized and Unrealized (Gains) and Losses on Trading Securities	—	(350)
(Increase) Decrease in Operating Assets:
Trading Securities	—	(721)
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	13,632
Securities Purchased Under Agreements to Resell	—	(16,600)
Receivable from Broker-Dealers and Clearing Organizations	—	(8,925)
Accounts Receivable	(3,610)	18,716
Receivable from Members, Employees and Related Parties	504	171
Receivable from Affiliates	(1,193)	(1,202)
Prepaid Expenses	(393)	(109)
Other Current Assets	270	(1,878)
Deferred Offering and Acquisition Costs	(1,058)	—
Deferred Tax Asset	—	(1,372)
Other Assets	—	71
Increase (Decrease) in Operating Liabilities:
Accrued Compensation and Benefits	(7,616)	(11,941)
Accounts Payable and Accrued Expenses	(3,360)	1,072
Securities Sold Under Agreements to Repurchase	—	2,947
Securities Sold, Not Yet Purchased	—	8,925
Deferred Revenue	2,439	3,042
Payable to Members and Employees	(2)	(338)
Payable to Affiliates	(147)	(284)
Deferred Tax Liability	—	106
Taxes Payable	(520)	3,504
Other Current Liabilities	(601)	136

Net Cash Provided by Operating Activities	6,107	35,213

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Investments	206	1,026
Cash Paid for Acquisition	—	(324)
Investments Purchased	(7,661)	(1,947)
Purchase of Furniture, Equipment and Leasehold Improvements	(152)	(373)

Net Cash Used In Investing Activities	(7,607)	(1,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(54)	(47)
Distributions to Members	(49,016)	—
Short-term borrowings	25,000	—
Dividends - Class A Stockholders	—	(445)
Distributions to Evercore LP Members	—	(11,065)

Net Cash Used in Financing Activities	(24,070)	(11,557)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	160
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,570)	22,198
CASH AND CASH EQUIVALENTS - Beginning of Period	37,855	65,420

CASH AND CASH EQUIVALENTS - End of Period	$12,285	$87,618

	For the Three Months Ended March 31,
	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$—	$89

Payments for Income Taxes	$1,737	$2,893

Cumulative Effect on Prior Years from the Adoption of FIN 48 (Notes 2, 6, and 11)
Minority Interest	$—	$534
Retained Earnings	—	252

	$—	$786

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 & 2007

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

On August 10, 2006, pursuant to a contribution and sale agreement dated May 12, 2006, (1) the Members contributed to Evercore LP each of the various entities included in the historical combined financial statements of Evercore Holdings (the “Predecessor Company”), with the exception of the general partners of Evercore Capital Partners L.P. and its affiliated entities (collectively “ECP I”), Evercore Capital Partners II L.P. and its affiliated entities (collectively, “ECP II”) and Evercore Venture Partners L.P. and its affiliated entities (collectively, “EVP”), which are Company sponsored private equity funds, and of Evercore Founders L.L.C. and Evercore Founders Cayman Ltd., which are the entities through which the Founding Members fund their additional commitments to ECP I (collectively, the “Founders”) and acquired an interest in the general partner of ECP II, which will permit Evercore LP to receive 8% to 9% (depending on the particular fund investment) of any carried interest from that fund following the contribution (the “Formation Transaction”), (2) Evercore LP acquired Protego Asesores S. de R.L. and its subsidiaries and Protego SI (“Protego”) from its directors and other stockholders. On August 16, 2006, the Company completed the Initial Public Offering (“IPO”) of its Class A common stock. The Formation Transaction and IPO are collectively referred to as the “Reorganization.” On December 19, 2006, the Company acquired all of the outstanding shares of Braveheart Financial Services Limited (“Braveheart”) pursuant to a purchase and sale agreement dated July 31, 2006. Subsequently, Braveheart was renamed Evercore Partners Limited (“Evercore Europe”). Where reference is made to the periods prior and subsequent to the IPO, the term “the Company” refers to the Predecessor Company and Successor Company, respectively.

The Successor Company’s Unaudited Condensed Combined/Consolidated Financial Statements include the accounts of the Company’s subsidiaries. The sole direct subsidiary of the Company is Evercore LP. The subsidiaries of Evercore LP are as follows:

•

Evercore Group Holdings L.P. (“EGH”), which indirectly, through its wholly-owned subsidiary, Evercore Partners Services East L.L.C. (“East”), a Delaware limited liability company, owns all of the interests in each of the following entities:

•

Evercore Group L.L.C. (“EGL”), a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is registered with the National Association of Securities Dealers, Inc. EGL is a limited service entity, which specializes in rendering selected financial advisory services. EGL was converted to a limited liability company from an S corporation on April 19, 2006;

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

•	Evercore Financial Advisors L.L.C., a Delaware limited liability company; and

•	Evercore Restructuring L.L.C., a Delaware limited liability company.

•	Evercore Group Holdings L.L.C., a Delaware limited liability company, is the general partner of EGH.

•	Evercore GP Holdings L.L.C., (“GP Holdings”), which is a non-managing member of the general partner of ECP II.

•	Protego SI, a Mexican company whose main activity is the provision of advisory and related services.

•

Protego, which, together with Evercore LP, owns all of the interests in each of the following entities that principally provide advisory, investment management and administrative services: Protego Administradores, S. de R.L., Sedna, S. de R. L., Protego PE, S. de R.L, Protego Servicios, S. C., Protego Casa de Bolsa, S. A. de C. V. (“PCB”) and Protego CB Servicios, S. de R.L. (“PCBS”). All of these entities are 100% owned by Protego, with the exception of PCB and PCBS. PCB and PCBS were established for Protego’s asset management business and are 70% and 70.6%, respectively, directly owned by Protego. The remaining interest in these entities is held by third party outsiders.

•	Evercore Europe, a U.K. company whose main activity is the provision of advisory and related services.

The Predecessor Company, prior to the Reorganization referred to above, was comprised of certain combined entities under the common ownership of the Members and common control of two of the Founding Members.

The unaudited condensed combined financial statements of the Predecessor are comprised of the following entities:

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

the term “Private Equity Funds” refers to the Company’s principal investments in the respective private equity funds mentioned above. Each of the Private Equity Funds is managed by its own general partners and outside investors participate in the Private Equity Funds as limited partners. Investment management also includes the management of outside funds by PCB.

Note 2—Significant Accounting Policies

For a complete discussion of Evercore’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Basis of Presentation —The accompanying unaudited condensed combined/consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the SEC, the unaudited financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed combined/consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited combined/consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed combined/consolidated financial statements. These unaudited condensed combined/consolidated financial statements should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest as well as variable interest entities where the Company is deemed to be the primary beneficiary. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

The unaudited condensed combined/consolidated financial statements of the Company are comprised of the consolidation of Evercore LP, EGH and its general partner, GP Holdings, Evercore LP’s wholly-owned subsidiaries, Protego and Braveheart and, prior to the Reorganization, the combination of its general partners of the Private Equity Funds and Founders, entities that were wholly-owned or controlled by the Company.

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

        Minority Interest —Minority interest recorded on the unaudited condensed combined financial statements of the Predecessor Company relates to the minority interest of an unrelated third-party in EVM, the general partner of EVP. EVM is owned by the Founding Members, an unrelated third-party, which owns approximately 53%, and Evercore Venture Partners L.L.C., which owns approximately 47%. Evercore Venture Partners L.L.C. is under common ownership of the Company and is the managing member of EVM. As a result, the Company included in its Unaudited Condensed Combined/Consolidated Statements of Income all of the net income of EVM with an appropriate minority interest of approximately 53%. Minority interest recorded on the unaudited condensed consolidated financial statements of the Successor Company relates to the minority interest of the Members in Evercore LP, excluding Evercore LP units held by Evercore Partners, Inc., and the portion of PCB not owned by the Company.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Use of Estimates —The preparation of the unaudited condensed combined/consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed combined/consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the valuation of portfolio investments in companies owned by the Private Equity Funds (the “Portfolio Companies”), financial instruments owned, the allowance for doubtful accounts for accounts receivables, compensation liabilities, tax liabilities, deferred tax assets and liabilities, goodwill, intangible assets and other matters that affect reported amounts of assets and liabilities. Actual amounts could differ from those estimates and such differences could be material to the unaudited condensed combined/consolidated financial statements.

Financial Instruments Owned and Pledged as Collateral at Fair Value —The Successor Company’s financial instruments owned and pledged as collateral at fair value consist principally of foreign government obligations, which are recorded on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Unaudited Condensed Combined/Consolidated Statements of Income.

The Successor Company pledges the financial instruments owned and pledged as collateral at fair value to collateralize certain financing arrangements which permits the counterparty to pledge the securities.

Securities Sold, Not Yet Purchased —The account represents the obligation of PCB to deliver securities in sale transactions that have been executed with third party brokers. The securities contracted to be delivered will be acquired through the purchase of these same positions by PCB in client discretionary accounts with matching settlement and purchase price. These trades were purchased from client accounts on April 2, 2007.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase —The Successor Company has securities purchased under agreements to resell of $26,657 at March 31, 2007, for which it received collateral with a fair value of $26,712 at March 31, 2007. Additionally, the Successor Company has securities sold under agreements to repurchase of $85,740 at March 31, 2007, for which it pledged collateral with a fair value of $85,794 at March 31, 2007. Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement and the transferor will obtain from the transferee sufficient cash or collateral to purchase such securities during the term of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payables or receivable. As these transactions are short-term in nature, their carrying amounts are a reasonable estimate of fair value.

Trading Securities —The Company invests in readily marketable equity securities that are managed by EAM. Trading Securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on Trading Securities are included in the Unaudited Condensed Combined/Consolidated Statements of Income in Investment Management Revenue.

Investments —The Company’s investments, which are accounted for under the equity method of accounting, consist of investments in Private Equity Funds, the Company’s equity investment in an EAM managed fund and the Company’s equity interest in EAM.

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

The equity investment in a fund managed by EAM consists primarily of readily marketable equity securities that are valued using quoted market prices on applicable exchanges or markets.

The Company reflects its pro rata share of realized and unrealized gains and losses from changes in the values associated with the private equity investments and the fund managed by EAM. Such gains and losses are included in the Unaudited Condensed Combined/Consolidated Statements of Income in Investment Management Revenue.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company holds a 41.7% interest in EAM that is accounted for under the equity method. The Company records its pro rata share of net income or losses in Investment Management Revenue on the Unaudited Condensed Combined/Consolidated Statements of Income. Capital contributions made and distributions from EAM are reflected as an increase or decrease in basis, respectively.

The Company annually assesses its Equity Method Investments for Impairment per Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Business Combinations —The Company accounts for acquisitions using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Goodwill and Intangible Assets —SFAS No. 142, “Goodwill and Other Intangible Assets” does not permit the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Finite life intangible assets are amortized over their estimated useful lives, which are periodically reevaluated and are also reviewed annually for impairment. In the three months ended March 31, 2007, an additional $324 was recognized as goodwill related to the acquisition of Evercore Europe.

Share-Based Payment —On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). Prior to the IPO, the Predecessor Company operated as a series of partnerships, limited liability companies and Subchapter S corporations and did not historically issue stock-based compensation awards. The Company adopted SFAS 123(R) on January 1, 2006 and the impact on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition and Statements of Income subsequent to the IPO is discussed in Note 8—Stock Based Compensation.

Compensation and Benefits —Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts) and severance but historically excluded any compensatory payments made to Members. After the Company’s IPO, compensatory payments made to these individuals are included in compensation expense. Bonuses are accrued over the service period to which they relate. Benefits includes both Member and employee benefits expense.

Foreign Currency Translation —Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment as a component of Other Comprehensive Income in the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity.

Income Taxes — Prior to August 10, 2006, the Company had not been subject U.S. federal income tax, but had been subject to the New York City unincorporated business tax (“UBT”) and New York City general corporate tax on its U.S. earnings, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. The Company’s operations were historically organized as a series of partnerships, limited liability companies and Subchapter S corporations. Taxes related to income earned by these entities represent obligations of the individual Members, partners or shareholders and have not historically been reflected in the accompanying unaudited condensed combined/consolidated financial statements. Commencing August 10, 2006, the Company became subject to U.S. corporate federal income tax on its allocable share of the results of operations of the Company. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities, as disclosed in Note 11—Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition as deferred tax assets and liabilities.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 11-Income Taxes for disclosure in regard to the impact of the adoption of FIN 48 on the Company’s condensed unaudited combined/consolidated financial statements.

Net Income Per Share —Subsequent to the IPO, the Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic Net Income per Share is computed by dividing income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted Net Income per Share reflects the assumed conversion of all dilutive securities. See Note 7—Net Income Per Share. Prior to the Reorganization, the Company historically operated as a series of related partnerships, limited liability and Subchapter S corporations under the common control of the Founding Members. There was no single capital structure upon which to calculate historical earnings per share information. Accordingly, earnings per share information has not been presented for the Predecessor Company.

Net Income —As a result of the Company operating as a series of partnerships, limited liability companies and Subchapter S corporations, payment for services rendered by the Members has historically been accounted for as a distribution from Members’ capital rather than as compensation and benefits expense. As a result, the Company’s operating income historically has not reflected payments for services rendered by its Members. These compensatory payments that occur after the Company’s IPO are included in Employee Compensation and Benefits on the Unaudited Condensed Combined/Consolidated Statements of Income.

Recent Accounting Pronouncements—

SFAS 157—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on the Company’s financial condition, results of operations and cash flows.

SFAS 158—In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective in fiscal years beginning after December 15, 2008. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

SFAS 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on the Company’s financial condition, results of operations and cash flows.

Note 3—Related Parties

The Company remits payment for expenses on behalf of the Private Equity Funds and is reimbursed accordingly. During the three months ended March 31, 2006 and 2007, the Company disbursed $46 and $659, respectively, on behalf of these entities. Included in Receivable from Affiliates on the Unaudited Condensed Consolidated Statements of Financial Condition as of December 31, 2006 and March 31, 2007 are reimbursable expenses relating to the Private Equity Funds in the amounts of $1,189 and $2,360, respectively. Payables to Affiliates amounted to $306 and $22 as of December 31, 2006 and March 31, 2007, respectively.

Effective October 28, 2005, EGH acquired (indirectly through a wholly-owned subsidiary) the right to invest in EAM, an entity engaged in the asset management business. The Company’s investment in EAM is accounted for under the equity method. Although EAM is considered a variable interest entity, the Company is not the primary beneficiary, and thus, not required to consolidate EAM. In addition, EAM and East are parties to a service level agreement whereby East provides certain administrative services to EAM. EAM provides certain investment and sales related consulting services that benefit the investment management segment of the Company. The Company has payable of $281 and receivable from EAM of $31 as of December 31, 2006 and March 31, 2007, respectively. These balances are included in Payables to or Receivables from Affiliates.

Advances in the amount of $410 made to individuals who had accepted employment offers with the Company are also included in Receivable from Employees and Related Parties on the Unaudited Condensed Consolidated Statements of Financial Condition as of December 31, 2006 and March 31, 2007.

Amounts due in connection with personal expenses paid by the Company on behalf of employees and related parties totaled $66 and $55 as of December 31, 2006 and March 31, 2007, respectively, and are included in Receivable from Employees and Related Parties. These receivables are non-interest bearing and are repaid to the Company on a periodic basis.

Also included in Receivable from Employees and Related Parties are reimbursable expenses due from portfolio companies of the Company’s Private Equity Funds of $967 and $807 as of December 31, 2006 and March 31, 2007, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Payable to Employees at December 31, 2006 and March 31, 2007 is $338 and $0, respectively.

Pursuant to the acquisition of Braveheart, the Company issued $3,000 of interest-bearing notes to Braveheart’s shareholders. These notes bear interest at LIBOR plus 100 basis points and are due in 2010 but may be called by the holders beginning in October 2007. These notes are reflected in Notes Payable to Related Parties on the Unaudited Condensed Consolidated Statements of Financial Condition.

Investment Management Revenues include income from related parties earned from our private equity funds for portfolio company fees, management fees, carried interest and realized and unrealized gains and losses of private equity fund investments. Total investment management revenues from related parties amounted to $13,128 and $3,400 for the three months ended March 31, 2006, and 2007, respectively.

Included in income from related parties are $3,895 of advisory fees from a client that maintains one of the Company’s Senior Managing Directors as a director.

Note 4—Investments

The Company’s investments reported in the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in Private Equity Funds, the Company’s equity investment in an EAM managed fund and the Company’s equity interest in EAM. These investments are accounted for under the equity method.

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

Net realized and unrealized gains and losses on Private Equity Fund investments, including carried interest and gains and losses on investments, were $5,116 and $(49) for the three months ended March 31, 2006 and 2007, respectively, and are included on the Unaudited Condensed Combined/Consolidated Statements of Income in Investment Management Revenue.

As of December 31, 2006 and March 31, 2007, EAM had a carrying value of $426 and $2,090, respectively. In January 2007, the Company invested an additional $1,947 in EAM. For the three months ended March 31, 2006 and 2007, the investment resulted in an unrealized loss of $106 and $283, respectively, which are included on the Unaudited Condensed Combined/Consolidated Statements of Income in Investment Management Revenue.

The Company invested in EAM managed funds. The funds principally hold readily marketable investment securities. The Company’s investment of $5,000 had a market value of $5,143 as of March 31, 2007, with a net unrealized gain of $143 for the three months ended March 31, 2007.

	December 31, 2006	March 31, 2007
Investments, equity method:
ECP II	$7,274	$7,226
Discovery Fund	2,311	2,273

Total Private Equity Funds	9,585	9,499
EAM	426	2,090
Fund Investments	5,998	5,143

Total Investments, equity method	$16,009	$16,732

See Note 9 – Commitments and Contingencies for commitments of future capital contribution to the Private Equity Funds.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 5—Employee Benefit Plans

Defined Contribution Retirement Plan —The Company, through a subsidiary, provides certain retirement benefits to employees through a qualified retirement plan. The Evercore Partners Services East L.L.C. Retirement Plan (the “Plan”) is a discretionary profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. The Plan was formed on February 1, 1996 and amended February 1, 1999, February 1, 2000, February 1, 2001, January 1, 2002 and June 1, 2002. The Plan year ends on January 31 of each year. The Company, at its sole discretion, determines the amount, if any, of profit to be contributed to the Plan.

The Plan costs for the three months ended March 31, 2006 and 2007 totaled $150 and $0, respectively.

Evercore Europe Defined Contribution Benefit Plan —Evercore Europe established the Evercore Partners Limited Group Personal Pension Plan (the “Evercore Europe Plan”), a defined contribution benefit plan, in November 2006 for Evercore Europe employees. The Evercore Europe Plan has a salary deferral feature as permitted under existing tax guidelines for the Inland Revenue Service in the United Kingdom. Evercore Europe employees must elect to participate in the plan, and Evercore Europe has a minimum annualized contribution of 15 to 40% of an employee’s salary for all employees who participate depending on the respective employee’s level within the Company.

Evercore Europe employees are also eligible to contribute up to 10% of their salary to the Evercore Europe Plan. Under the terms of the Evercore Europe Plan, if an employee contributes a minimum of 7.5 to 10% of their salary to the plan, Evercore Europe must make a matching contribution of 5 to 10% of the employee’s salary depending on the employee’s level within the company.

The Evercore Europe Plan costs for the three months ended March 31, 2007 totaled $198.

Note 6—Minority Interest

Minority Interest recorded in the unaudited condensed consolidated financial statements of the Successor Company relates to the minority interest of the Members of Evercore LP or Senior Managing Directors, excluding Evercore LP partnership units held by Evercore Partners Inc., and a 30% interest in PCB not owned by the Company.

The minority interest ownership of the Company’s Senior Managing Directors in Evercore LP associated with their vested partnership units was $36,138, as of December 31, 2006. For the three months ended March 31, 2007, these minority interest holders were allocated $15,019 in operating income. During the first three months of 2007, distributions of $11,065 were made to these minority interest holders for dividends on vested Evercore LP units and distributions for partnership tax liabilities. As of March 31, 2007 minority interest ownership of our Senior Managing Directors was $39,558. The minority interest held by our Senior Managing Directors in Evercore LP was 67.9% at December 31, 2006 and March 31, 2007.

As discussed in Note 2 and Note 11 the Company adopted FIN 48 on January 1, 2007. The cumulative effect of the Company’s adoption was a charge of $534 to the January 1, 2007 minority interest balance.

The minority interest balance associated with PCB was $780 and $701 as of December 31, 2006 and March 31, 2007, respectively. PCB minority interest holders were allocated $79 in losses associated with PCB for the three months ended March 31, 2007.

Note 7—Net Income Per Share

The Company’s net income and weighted average shares outstanding for the three months ended March 31, 2007, consists of the following:

For the Three Months Ended March 31, 2007
Net income	$4,220
Net income available for Class A common stockholders	$4,220
Weighted average shares outstanding:
Basic	6,589
Diluted	6,589

Net income per share information is not applicable for reporting periods prior to August 10, 2006. The calculations of basic and diluted net income per share amounts for the three months ended March 31, 2007, are described and presented below.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Basic Net Income Per Share

Numerator —utilizes net income available for Class A common stockholders for the three months ended March 31, 2007.

Denominator —utilizes the weighted average shares of Class A common stock, including vested restricted stock units (“RSUs”), for the three months ended March 31, 2007 including 237,276 RSUs that have vested and whose issuance is no longer contingent.

Diluted Net Income Per Share

Numerator —utilizes net income available for Class A common stockholders for the three months ended March 31, 2007 as in the basic net income per share calculation described above.

Denominator —utilizes the weighted average number of shares of Class A common stock, including vested RSUs, for the three months ended March 31, 2007 as in the basic net income per share calculation described above.

For the Three Months Ended March 31, 2007
Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income available for Class A common stockholders	$4,220
Denominator:
Weighted average number of shared of Class A common stock outstanding	6,589,459

Basic Net Income Per Share of Class A Common Stock	$0.64

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income available for Class A common stockholders	$4,220
Add (deduct) - dilutive effect of:
Amounts applicable to Evercore LP’s share of Evercore Partners Inc. net income	(a)
Additional corporate tax	(a)

Diluted Net Income Per Share of Class A Common Stock	$4,220

Denominator:
Basic weighted average number of shares of Class A common stock outstanding	6,589,459
Add - dilutive effect of:
Shares issuable relating to Evercore LP exchangeable interests	(a)

Diluted weighted average number of shares of Class A common stock outstanding	6,589,459

Diluted Net Income Per Share of Class A Common Stock	$0.64

(a)	During the three months ended March 31 2007, the Evercore LP exchangeable interests (which, as of March 31, 2007, represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their conversion into shares of Class A common stock has been excluded from the calculation of diluted net income per share of Class A common stock. These interests included 13,430,500 vested Evercore LP partnership units. The vested Evercore LP partnership units that could potentially dilute basic net income per share were not included in the computation of diluted net income per share because to do so would have been antidilutive for the periods presented. The increase in net income available to holders of shares of Class A common stock due to the elimination of the minority interest associated with vested Evercore LP partnership units (offset by the associated tax effect) that is implied in calculating diluted net income per share assuming the exchange of Evercore LP partnership units for shares of Class A common stock is antidilutive notwithstanding the corresponding increase in weighted average shares of Class A common stock outstanding. Antidilution is the result of the vested Evercore LP partnership units bearing a portion of income allocable to vested RSUs. Management does not expect dilution to result from the exchange of Evercore LP partnership units for shares of Class A common stock.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

Note 8—Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values.

Pursuant to the Evercore Partners 2006 Stock Incentive Plan, the Company granted 2,286,055 RSUs, which are convertible into Class A common stock on a one-for-one basis once vested, to the Company’s employees at the time of the IPO. 207,116 of the RSUs are fully vested and, as a result, the Company recorded compensation expense at the time of the IPO equal to the value of these fully vested RSUs. The remaining 2,078,939 of these RSUs will vest only if certain conditions, described below, occur. The fair value of any RSUs granted post-IPO is amortized over the vesting periods or requisite service periods as required under SFAS 123 or SFAS 123(R) and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to Employee Compensation and Benefits within the Unaudited Condensed Combined/Consolidated Statements of Income.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

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

In the first three months of 2007, and in connection with new hiring activity, the Company granted (1) 90,479 RSUs with a grant date fair value of $33.27 per unit, 30,160 of which were fully vested and 60,319 of which are unvested and will vest upon the same conditions as the unvested partnership units of Evercore LP issued in connection with the Reorganization, and (2) 90,606 shares of restricted stock with a grant date fair value of $33.64 per share, all of which are unvested and will vest upon the earlier of one year following the date of grant or Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected; RSUs of 362,426 with a grant date price of $33.64 that will vest over a four year period. Additionally, as part of the 2006 bonus payment to employees, 46,787 RSUs were issued in March 2007. These RSUs will vest ratably over four years. Total compensation expense recognized pursuant to these stock based grants was $2,558 for the three months ended March 31, 2007. Awards granted in the first three months of 2007 to employees were valued at the closing price of Evercore Partners Inc.’s Class A stock on the date of grant.

There were no other grants, forfeitures or conversions of stock-based awards during the three months ended March 31, 2007.

Note 9—Commitments and Contingencies

Operating Leases —The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease term on a straight-line basis.

Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Combined/Consolidated Statements of Income for the three months ended March 31, 2006 and 2007 includes $613 and $1,178, respectively, of rental expense relating to operating leases. As of March 31, 2007, the Company maintains, as part of the leases for office space in New York, irrevocable standby letters of credit as security in the amount of $1,446. With respect to such letters of credit, $627 expires in 2007 and $819 expires each December 31, resetting annually through 2012. The Company maintained compensating balances of $1,519 as of March 31, 2007. No amounts have been drawn down under the respective letters of credit.

The Company has entered into various operating leases for the use of certain office equipment and furniture. For the three months ended March 31, 2006, and 2007, rental expense for office equipment and furniture is included in Occupancy and Equipment Rental on the Unaudited Condensed Combined/Consolidated Statements of Income and totaled $28 and $54, respectively.

The Company has agreed to lease an additional 124,000 square feet of office space at the Company’s principal executive offices at 55 East 52nd Street, New York, New York. The rental payment obligations under the sublease are as follows: $9,578 per year for years one through five of the lease term; $10,200 per year for years six through ten of the lease term; $10,822 per year for years 11 through 15 of the lease term; and $11,444 per year for year 16 through the expiration of the lease term. Evercore intends to sublease a portion of its current space to a third party. The Company’s current annual lease expense is $12,884. In connection with the execution of the lease, the Company delivered a security deposit in the form of an unsecured letter of credit in the amount of $4,789. If the Company does not meet certain covenants of the unsecured letter of credit agreement, the Company may be required to secure the letter of credit. The Company began to take possession of this additional space on February 1, 2007. The term of the lease expires on April 29, 2023.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Other Commitments —At March 31, 2007, the Company has commitments for capital contributions of $1,861 to the Private Equity Funds. These commitments primarily will be funded as required through the end of each Private Equity Funds’ investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

Legal —In the past, the Company or its present personnel have been named as a defendant in civil litigation matters involving present or former clients.

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

General. In addition to the proceedings set forth above, from time to time the Company may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses, and U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States and Mexican Financial Authorities, conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. When those circumstances arise, management will make what it believes are adequate provisions in the financial statements for any expected liabilities which may result, although the Company determined that no provisions were required to be accrued at March 31, 2007. Nevertheless, such proceedings are subject to inherent uncertainties and unfavorable events could occur. Were such unfavorable events to occur, there exists the possibility of a material adverse impact to the Company’s operating results, financial condition or liquidity as of and for the period in which such events occur.

The Company has determined that as of December 31, 2006 and March 31, 2007 there was no SFAS No. 5, “Accounting for Contingencies” accrual required.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 10—Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital at December 31, 2006 and March 31, 2007 was $11,229 and $22,431, respectively, which exceeded the minimum net capital requirement by $10,874 and $21,214, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Note 11—Income Taxes

Prior to August 10, 2006, the Company had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on its U.S. earnings, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company’s income will be subject to U.S. federal, state, local and foreign income taxes and taxed at the prevailing corporate tax rates. Taxes payable as of December 31, 2006 and March 31, 2007 are $5,822 and $9,341, respectively.

For the period January 1, 2007 through March 31, 2007, an effective tax rate of 43.4% was used to compute the tax provision of $4,936 on the portion of the Company’s income subject to corporate level federal, state and local income taxes.

The Company’s consolidated effective tax rate includes a rate benefit attributable to the fact the Company also operates as a series of limited liability companies and flow-through entities whereby a portion of the Company’s earnings are not subject to corporate level taxes, thereby reducing the 43.4% to 20.5%.

At December 31, 2006 and March 31, 2007, the Company recognized deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company, which totaled $1,774 and $3,146, respectively. The increase in gross deferred tax assets of $1,372 was primarily attributable to the tax effect of a $461 increase in compensation deductions for financial reporting purposes associated with RSUs that vested during the period, the $635 amortization of intangible assets associated with the Braveheart and Protego acquisitions and a $143 increase due to the increase in tax rates mentioned above in connection with the IPO and the Formation Transaction. The deferred tax assets were also increased by $8 in unrealized losses from private equity interests and a $41 net operating loss from the Company’s controlled foreign subsidiary. The $106 increase in deferred tax liabilities was due to the goodwill amortization associated with the Braveheart and Protego acquisitions during the year.

Based on the Company’s historical taxable income and its expected future earnings, management has evaluated the uncertainty associated with booking tax benefits and has determined that the deferred tax assets will be realized as offsets to deferred tax liabilities and future taxable income.

As discussed in Note 2, the Company applied the provisions of FIN 48 on January 1, 2007. The cumulative effect of the Company’s adoption of FIN 48 was a charge of $534 and $252 to the January 1, 2007 minority interest and retained earnings balances, respectively. As a result of the implementation of FIN 48, the Company increased its existing liabilities by $786 including $567 of interest and penalties, of which $447, if recognized, would favorably affect the effective tax rate. There have been no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded during the three months ended March 31, 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 12—Segment Operating Results

Business Segments —The Company’s business results are categorized into the following two segments: advisory and investment management. Advisory includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, and similar corporate finance matters. Investment management includes the management of outside capital invested in the Private Equity Funds, the management of outside capital by PCB, the Company’s principal investments in the Private Equity Funds and the Company’s share of the results of EAM and related investments.

The Company’s segment information for the three months ended March 31, 2006 and 2007 is prepared using the following methodology:

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

		For the Three Months Ended March 31,
		2006 Combined	2007 Consolidated
		PREDECESSOR	SUCCESSOR
Advisory	Net Revenues (1)	$32,498	$84,524
	Operating Expenses (2)	11,215	54,582

	Segment Operating Income	$21,283	$29,942

	Identifiable Segment Assets (3)	$48,126	$185,392

Investment Management	Net Revenues (1)	$13,128	$4,972
	Operating Expenses (2)	5,641	7,195

	Segment Operating Income (Loss)	$7,487	$(2,223)

	Identifiable Segment Assets (3)	$25,350	$132,144

Corporate	Operating Expenses (2)	$1,850	$3,623

Total	Net Revenues (1)	$45,626	$89,496
	Operating Expenses (2)	18,706	65,400

	Segment Operating Income	$26,920	$24,096

	Identifiable Segment Assets (3)	$73,476	$317,536

(1)	Net revenues include Interest Income and Other Revenue, and Interest Expense as set forth in the table below:

	For the Three Months Ended March 31,
	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR
Segment Interest Income and Other Revenue, and Interest Expense
Advisory	$101	$578
Investment Management	20	2,851

Total Interest and Other Revenue	121	3,429
Less: Investment Management Interest Expense	—	2,348

Net Revenues	$121	$1,081

(2)	Operating expenses include Depreciation and Amortization as set forth in the table below:

	For the Three Months Ended March 31,
	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR
Segment Depreciation and Amortization
Advisory	$209	$4,551
Investment Management	53	130

Total	$262	$4,681

(3)	Goodwill has been included in the Advisory Segment only since at the date of the acquisitions Braveheart and Protego were principally Advisory businesses.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2006 & 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Geographic Information —The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	For the Three Months Ended March 31,
	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR
Net Revenues: (1)
United States	$43,308	$69,659
Europe	—	12,246
Latin America	—	6,167
Other	2,197	343

Total	$45,505	$88,415

(1)	Excludes Interest Income and Other Revenue.

The Company earned revenue in the following geographic areas:

	For the Three Months Ended March 31,
	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR
Net Revenues: (1)
United States	$45,505	$69,956
Europe	—	12,207
Latin America	—	6,252

Total	$45,505	$88,415

(1)	Excludes Interest Income and Other Revenue.

Note 13—Subsequent Events

Additional Shares Issued to Braveheart—The Company issued 159,000 additional shares of Class A common stock to the shareholders of Braveheart on April 4, 2007.

Offering of Evercore Partners Inc. Class A common stock —The Company has filed a Registration Statement and amendments on Form S-1 relating to a proposed public offering of 1,581,778 shares of the Company’s Class A common stock. If the Offering is successful, certain Senior Managing Directors intend to convert their Evercore LP units into Evercore Partners Inc. Class A common stock, and sell a portion or all of these shares, totaling 2,369,397 shares. The selling stockholders have granted the underwriters a 30-day option to purchase up to 630,000 additional shares of Class A common stock. As a result, approximately 50% of the unvested partnership units and unvested RSUs, as discussed in Note 8, will vest if the Follow-On Offering, which is subject to market conditions, is successfully completed. If this vesting occurs, it will result in the Company recording a non-cash equity based compensation charge at the completion of this Offering of $127,035.

Dividends—Evercore Partners Board of Directors declared on May 14, 2007 a quarterly cash dividend of $0.10 per share to the holders of Class A common stock as of June 1, 2007 which will be paid to holders of Class A common stock on June 15, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical financial statements and the related notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Certain Factors that May Affect Our Business

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. All statements other than statements of historical fact included in this document are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this discussion. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

•

Advisory generates revenue from fees for providing advice on matters of strategic importance to our clients, including mergers, acquisitions, restructurings, divestitures, leveraged buy-outs, recapitalizations and other corporate transactions. Our advisory segment generated $83.9 million, or 93.8%, of our net revenue in the three months ended March 31, 2007 and $32.4 million, or 71.0%, of our net revenue in the three months ended March 31, 2006.

•

Investment management generates revenue from fees earned for managing the Private Equity Funds and the portfolio companies of the Private Equity Funds. In addition, we earn revenue from incentive fees, referred to as carried interest, earned when certain financial returns are achieved over the life of a fund, through net gains and losses on investments of our own capital in the funds, and from other sources. Investment management also generates revenue from managing outside capital in a traditional asset management capacity. Our investment management segment generated $4.5 million, or 5.0%, of our net revenue in the three months ended March 31, 2007 and $13.1 million, or 28.7%, of our net revenue in the three months ended March 31, 2006.

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

More specifically, our Senior Managing Directors contributed to Evercore LP all of the equity interests in:

•

Evercore Group Holdings L.P., a Delaware limited partnership (“EGH”) and its general partner, Evercore Group Holdings L.L.C. EGH wholly owns Evercore Partners Services East L.L.C. (“East”), the operating company that in turn wholly owns the advisors to the ECP II and Evercore Ventures funds and certain other entities. As part of the Formation Transaction, Evercore Advisors L.L.C., the advisor to ECP I; Evercore Group L.L.C., Evercore’s registered broker-dealer and Evercore Properties L.L.C., Evercore’s leaseholding entity were sold to East. In addition, EGH, through its non-managing membership in the general partner of ECP II, had $7.3 million of investments in and $1.7 million of minimum unfunded commitments to that fund as of March 31, 2007.

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

In exchange for these contributions to Evercore LP, our Senior Managing Directors and certain trusts benefiting certain of their families received 11,670,313 vested and 9,354,967 unvested partnership units in Evercore LP. The vesting arrangements applicable to these partnership units are described under “—Operating Expenses—Employee Compensation and Benefits Expense”. In addition, we distributed cash to the Senior Managing Directors of Evercore so as to distribute to them all earnings for the period from January 1, 2006 to the date of the closing of the contribution and sale agreement.

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

Acquisition of Braveheart

On December 19, 2006, we completed the acquisition of Braveheart. Braveheart was organized to provide corporate finance and private equity advisory services, subject to its receipt of applicable regulatory approvals. In exchange for 100% of the outstanding share capital of Braveheart, we paid initial consideration, deferred consideration and earn-out consideration. The initial consideration was comprised of 1,771,820 shares of Evercore Partners Inc. Class A common stock. The deferred consideration, payable at our sole discretion, is comprised of 590,607 additional shares of Class A common stock. Of this deferred consideration, 159,000 shares were issued to Braveheart shareholders on April 4, 2007. The Braveheart shareholders also received earn-out consideration based on gross revenues generated by Braveheart’s financial advisory business carried on in Europe. The amount of earn-out consideration was earned at the point of acquisition and accordingly, we issued to the Braveheart shareholders, collectively, $3.0 million of loan notes due 2010 which bear interest at LIBOR plus 100 basis points and which are redeemable by the holder at any time after October 31, 2007. Additionally, we paid $0.4 million in cash as part of the acquisition. Braveheart has been renamed Evercore Partners Limited and is referred to herein as “Evercore Europe”.

Follow-On Offering of Evercore Partners Inc. Class A Common Stock

The Company has filed a registration statement and amendments for the sale of shares of Class A common stock (the “Follow-On Offering”). The Follow-On Offering contemplated by such registration statement would involve the sale of 1,581,778 shares by the Company and 2,618,222 shares by various selling stockholders of the Company. The selling stockholders are expected to grant the underwriters a 30-day option to purchase up to 630,000 additional shares of Class A common stock. The successful completion of the Follow-On Offering potentially will result in Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, which will in turn result in the vesting of 4,853,164, or 50%, of the unvested partnership units and 1,039,505, or 50%, of the unvested RSUs issued in conjunction with the IPO. In the event that we complete the Follow-On Offering but Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, continue to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, our Equity Committee nonetheless intends to accelerate the vesting of these unvested partnership units and RSUs.

Comparability of Results for Various Periods

The Successor Company results represent the consolidated results of Evercore Partners Inc. and its subsidiaries subsequent to the Company’s IPO on August 10, 2006. The Predecessor Company results represent the results of the combined entities known as Evercore Holdings prior to the IPO. Both the Predecessor and Successor Company results have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Moreover, as discussed above, during 2006 we entered into several material transactions that make it more difficult to compare the results of 2007 with prior periods. In particular:

•

the Formation Transaction, which includes the elimination of the financial results of the general partners of the ECP I, ECP II and EVP funds and certain other entities through which Co-Chief Executive Officers have invested capital in the ECP I fund, which was not contributed to Evercore LP; and

•

the Protego and Braveheart acquisitions which resulted in the inclusion of each of the acquired entity’s financial results, as well as certain purchase accounting adjustments, such as the recording of intangible assets and their periodic amortization.

In addition to the inclusion and exclusion of the results of certain entities, the transactions mentioned above had additional effects on our results that also limit the ability to compare 2007 with prior periods, principally:

•

prior to the IPO, Evercore was not subject to federal income taxes, but was subject to New York City unincorporated business tax (“UBT”) and New York City general corporation taxes. As a result of the IPO, the operating business entities of Evercore were restructured and a portion of Evercore’s income is subject to U.S. federal income taxes, as well as foreign, state and local taxes. For the first three months of 2007 our effective tax rate was approximately 43%, reflecting Evercore Partners Inc.’s income subject to U.S. federal income, foreign, state and local taxes; and

•

payments for services rendered by Evercore’s Senior Managing Directors were historically accounted for as distributions of members’ capital rather than as compensation expense. Following the IPO, management has included all payments for services rendered by the Senior Managing Directors in Employee Compensation and Benefits Expense.

Presentation of Statements of Income

Consistent with the single-step presentation of our Unaudited Condensed Combined/Consolidated Statements of Income, we do not distinguish between operating and non-operating income and expenses as we consider all the various components of our revenues and expenses as operating items when making management decisions. We maintain accounting records reflecting the collective results of our operations both from a revenue and expense standpoint. We base the analysis of our financial results and the management of our cost structure and overall profitability on such accounting records.

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

Private equity revenue sources include the following: (1) management fees (2) portfolio company fees (3) carried interest and (4) gains (or losses) on investments in the Private Equity Funds we manage.

•

Management Fees. Management fees are generally a percentage of committed capital (the total dollar amount of capital pledged to a fund) from certain outside investors in each of the Private Equity Funds we manage. During the commitment period, or until full investment, these fees are typically 2.0% per annum of committed capital and, for the remainder of the fund’s life, 1.0% per annum of invested capital. The entities which are entitled to the management fees from the Private Equity Funds we manage were contributed to Evercore LP. Accordingly, we reflect the management fees from all of these funds in our unaudited condensed/consolidated financial statements following the IPO.

•

Portfolio Company Fees. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the Private Equity Funds we manage. We earn monitoring fees for services we provide with respect to the development and implementation of strategies for improving operating, marketing and financial performance. Monitoring fee revenue is recognized ratably over the period for which services are provided. We earn director fees for the services provided by our Senior Managing Directors who serve on the boards of directors of portfolio companies. Director fees are recorded as revenue when payment is received. This policy does not yield results that are materially different compared to recording revenue when services are provided, as required by U.S. GAAP. We earn transaction fees for providing advice on the acquisition of portfolio companies held by the Private Equity Funds. These fees are earned and recognized under the same revenue recognition policies as advisory fees. The Private Equity Fund documents provide for a reduction of management fees by the amount of certain portfolio company fees earned by us.

•

Carried Interest. Carried interest is an incentive fee earned by the general partners of the Private Equity Funds we manage when certain financial return targets and hurdles are met. Generally, the carried interest is calculated as 20% of the profits, provided that certain outside investors in the funds have earned an 8% return on investments from the Private Equity Funds and a 10% return on investments from EVP. Accordingly, the amount of carried interest earned depends on the profits, if any, ultimately generated within the funds. Our historical Condensed Combined Statements of Income for the period prior to August 10, 2006 include the results of the general partners of the Private Equity Funds, including the carried interest earned by these general partners. Participation in such carried interest historically has been allocated principally to our Senior Managing Directors and other employees and any carried interest ultimately realized was paid directly to such individuals. Following the IPO, we no longer consolidate the results of the general partners of the Private Equity Funds. Accordingly, we no longer recognize as revenue any carried interest earned by the general partners of ECP I or EVP. However, through our equity interest in the general partner of ECP II and the Discovery Fund, we recognize as revenue 8% to 9% (depending on the particular fund investment) of any carried interest from these funds.

•

Gains (or Losses) on Investments. Gains and losses include both realized gains and losses upon the sale of all or a portion of a portfolio company and unrealized gains and losses on investments arising from changes in the fair value of the portfolio companies. Because our historical Condensed Combined Statements of Income include the results of the general partners of the Private Equity Funds we currently manage and certain other entities through which two of our founding Senior Managing Directors have invested capital in ECP I, our historical results include such realized or unrealized gains or losses. Following the IPO, because we no longer consolidate the results of these entities, we no longer recognize as revenue any of the gains or losses arising from these entities’ investments in ECP I or EVP. However, through our equity interest in the general partner of ECP II and the Discovery Fund, we continue to recognize revenue based on our share those funds’ realized or unrealized gains or losses. As of March 31, 2007, we had an aggregate of $9.5 million of investments in and an aggregate of $1.9 million of unfunded commitments to ECP II and the Discovery Fund.

The historical Combined Statements of Income of Predecessor Company for the period prior to August 10, 2006 included the results of the general partners of the Private Equity Funds we currently manage. Following the IPO, we do not consolidate the results of the general partners of the Private Equity Funds as they were not contributed as part of the formation transaction as described in “—Reorganization”. However, through our equity interest in the general partner of ECP II and the Discovery Fund, we recognized as revenue 8% to 9% of any carried interest from these funds plus the pro rata share of realized and unrealized gains and losses associated with capital invested.

We expect we will be entitled to 100% of any management fees and portfolio company fees earned in relation to any future private equity funds we manage. We also expect to consolidate the general partners of any future private equity funds we manage. Accordingly, we expect to record as revenue 100% of any carried interest and realized or unrealized gains (or losses) on investments earned by these entities. However, we expect to allocate to our Senior Managing Directors and other employees through the direct equity interests these individuals will hold in these entities approximately 60% to 70% of any such carried interest. In addition, these individuals will be entitled to any such gains (or losses) on investment based on the amount of the general partners’ capital they contribute in respect of any such future fund. Unlike ECP I, where we made no direct investment or ECP II where our direct investment is less than 2% of total capital committed, we intend to make significant capital commitments to any future private equity fund we manage.

Our traditional asset management products are offered by PCB and EAM.

•	PCB’s revenue sources include: (1) management fees; (2) performance fees; (3) dealer spreads on client transactions and (4) net interest revenue earned by PCB in collateralized financing transactions.

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

Transaction Related Client Reimbursements. In both our advisory and investment management segments we make various transaction related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our clients or the contracts with the limited partners in the Private Equity Funds we manage, these expenditures may be reimbursable. We define these expenses as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Specifically, client expense reimbursements are recorded as revenue on the Unaudited Condensed Combined/Consolidated Statements of Income on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

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

We target total employee compensation and benefits expense (excluding for these purposes, compensation and benefits expense associated with new business initiatives or any vesting of partnership units or RSUs granted in connection with the Reorganization and the IPO) at a level not to exceed 50% of revenue (excluding for these purposes any revenue associated with carried interest and reimbursable expenses). Since the acquisition of Braveheart represents a new business initiative, we have excluded the revenues and compensation expenses associated with our European operations in calculating our compensation and benefits expense target for 2007. We retain the ability to exceed our compensation and benefit expense target, change the target or change how the target is calculated at any time.

Increasing the number of high caliber Senior Managing Directors is critical to our growth efforts. Typically, we hire new Senior Managing Directors in the middle of a calendar year, but the new hires do not begin to generate significant revenue until the following calendar year. We expect new Senior Managing Directors to be accretive to our earnings by the second calendar year after joining the firm. We have hired one new Senior Managing Director already in 2007 and may add as many as ten additional Senior Managing Directors in 2007 in the United States and in Europe, although the number of actual new hires also may fall short of that target. As a result, we expect to record significant compensation expenses associated with new Senior Managing Director hires that will cause us to exceed our compensation and benefits expense target in 2007 and possibly in future periods. We expect such increased expenses, to the extent incurred, to have a material and adverse impact on our near-term margins and profitability. Accordingly, to the extent we hire at the high end of our current estimates, we expect that our earnings per share for 2007 will be significantly below our pro forma earnings per share for 2006 of $1.43. We undertake no obligation to publicly update or review these estimates of new hires, future expenses, margins or profitability, whether as a result of new information, future developments or otherwise.

Under the terms of the Evercore LP partnership agreement, 66 2/3% of the partnership units received by our Senior Managing Directors, other than Mr. Altman and Mr. Beutner, in the Formation Transaction and 66 2/3% of the partnership units received by the Directors of Protego (who became our Senior Managing Directors), other than Mr. Aspe, and certain companies they control and a trust benefiting Directors and employees of Protego in the Protego Combination will, with specified exceptions, be subject to forfeiture and re-allocation to other Senior Managing Directors (or, in the event that there are no eligible Senior Managing Directors, forfeiture and cancellation) if the Senior Managing Director ceases to be employed by us prior to the occurrence of specified vesting events. 4,853,164, or 50%, of these unvested partnership units will vest if and when Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected; 9,706,329, or 100%, of the unvested partnership units issued will vest upon the earliest to occur of the following events:

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

Post Reorganization, on August 10, 2006, we account for the unvested Evercore LP partnership units as compensation paid to employees in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payments”, (“SFAS 123(R)”), which we adopted effective January 1, 2006. The unvested Evercore LP partnership units vest based on the achievement of one of the performance and service vesting conditions as described above. In accordance with SFAS 123(R), accruals of compensation costs for awards with a performance or service condition are based on the probable outcome of that service or performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved.

We have heretofore concluded that it is not probable that the conditions relating to a decline in the collective beneficial ownership of Messrs. Altman, Beutner and Aspe (and trusts benefiting their families and permitted transferees), a change of control of Evercore or a lack of continued association of Messrs. Altman, Beutner and Aspe with Evercore will be achieved, or that the death or disability condition during the employment period will be satisfied. Accordingly, we have not been accruing compensation expense relating to these unvested partnership units.

Impact of the Follow-On Offering

The completion of the Follow-On Offering will probably result in Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, which will in turn result in the vesting of 4,853,164, or 50%, of the unvested partnership units. In the event that we successfully complete the Follow-On Offering but Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, continue to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, our Equity Committee nonetheless intends to accelerate the vesting of these 4,853,164 unvested partnership units and the 1,039,505 unvested RSUs issued in conjunction with the IPO.

If these partnership units were to vest upon completion of the Follow-On Offering these units will be charged to expense based on the grant date fair value of the Evercore LP partnership units, which is the IPO price of the Class A common stock of $21.00 per share. Accordingly, at the completion of the Follow-On Offering we will record a non-cash equity-based compensation charge associated with the vesting of these unvested partnership units of $101.9 million.

Following the completion of the Follow-On Offering, if all of the remaining unvested partnership units were to vest at some point in the future, based upon the IPO price of the Class A common stock of $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested partnership units would be $101.9 million.

The unvested partnership units are not reflected as outstanding for purposes of calculating the minority interest for the economic interest in Evercore LP held by the limited partners. As a result, vesting of these unvested partnership units significantly increases minority interest and reduces our net income and net income per share.

We granted 2,286,055 RSUs to our employees at the time of the IPO. 207,116 of the RSUs are fully vested and, as a result, we recorded compensation expense at the time of the IPO equal to the value of these fully vested RSUs. The remaining 2,078,939 of these RSUs are unvested and will vest upon the same conditions as the unvested partnership units of Evercore LP issued in connection with the Formation Transaction and the Protego Combination described below although on a different vesting schedule. Generally, 10% of the units were fully vested at the time of grant and, upon each subsequent vesting, an additional 45% of the units will vest. In the event that we successfully complete the Follow-On Offering, 1,039,505, or 50%, of the unvested RSUs issued in conjunction with the IPO will vest. As with the unvested partnership units, the unvested RSUs will be charged to expense at the completion of the Follow-On Offering based on the grant date fair value of the Class A common stock deliverable pursuant to such RSUs, which is the IPO price of the Class A common stock of $21.00 per share. Accordingly, at the completion of the Follow-On Offering we will record a non-cash equity-based compensation charge associated with the vesting of these unvested RSUs of $21.8 million. Following the completion of the Follow-On Offering, if all of the remaining unvested RSUs were to vest at some point in the future, based on the grant date fair value of the Class A common stock deliverable pursuant to such RSUs, $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested RSUs would be approximately $21.8 million. To the extent unvested restricted stock units vest, they are included in weighted average shares outstanding for purposes of calculating basic and diluted net income per share, which has a dilutive effect on these measures.

In the first three months of 2007, and in connection with new hiring activity, we granted (1) 90,479 RSUs with a grant date fair value of $33.27 per unit, 30,160 of which were fully vested and 60,319 of which are unvested and will vest upon the same conditions as the unvested partnership units of Evercore LP issued in connection with the Reorganization, and (2) 90,606 shares of restricted stock with a grant date fair value of $33.64 per share, all of which are unvested and will vest upon the earlier of one year following the date of grant or Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected. Therefore, the successful completion of the Follow-On Offering would result in the vesting of 30,160 of these RSUs and all of these 90,606 shares of restricted stock, and, in the event that we successfully complete the Follow-On Offering, we will accordingly record a non-cash equity-based compensation charge of $3.3 million in connection therewith.

Accordingly, at the completion of the Follow-On Offering, due to the vesting of the unvested Evercore LP partnership units, RSUs and shares of restricted stock that would occur as a result of the completion of the Follow-On Offering as described above, we expect to record a non-cash equity-based compensation charge of approximately $127.0 million. As a result, in the event that we successfully complete the Follow-On Offering, we will record a significant loss in the quarter in which the Follow-On Offering is completed and expect to record a loss for the full fiscal year ending December 31, 2007.

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

Provision for Income Taxes

Prior to August 10, 2006, we had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on our U.S. earnings, including certain non-income tax fees in other jurisdictions where we had registered offices and conduct business. Our operations were historically organized as a series of partnerships, limited liability companies and Subchapter S corporations. Taxes related to income earned by these entities represent obligations of the individual members, partners or shareholders and have not historically been reflected in the accompanying unaudited condensed combined/consolidated financial statements. Commencing August 10, 2006, we became subject to U.S. corporate federal income tax on our allocable share of the results of operations. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2006 and 2007. For a more detailed discussion of the factors that affected our revenue and operating expenses of our advisory and investment management business segments in these periods, see the discussion in “—Business Segments” below.

	Three Months Ended March 31, (dollars in thousands) UNAUDITED
	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR
REVENUES
Advisory Revenue	$32,397	$83,946
Investment Management Revenue	13,108	4,469
Interest Income and Other Revenue	121	3,429

TOTAL REVENUES	45,626	91,844
Interest Expense	—	2,348

NET REVENUES	45,626	89,496

EXPENSES
Employee Compensation and Benefits	8,759	47,623
Non-compensation Expenses	9,947	17,777

TOTAL EXPENSES	18,706	65,400

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	26,920	24,096
Provision for Income Taxes	979	4,936
Minority Interest	(7)	14,940

NET INCOME	$25,948	$4,220

As of March 31, 2007, Evercore’s total headcount was 257 employees, compared with 120 as of March 31, 2006. Evercore’s increase in headcount is illustrated as follows:

	As of March 31,
		2007
	2006	U.S.	Mexico	Europe	Consolidated
Headcount:
Senior Managing Directors:
Advisory	11	14	6	2	22
Investment Management	7	8	1	1	10
Corporate	2	2	—	—	2
Other Employees:
Other Professionals and Support Staff	100	129	88	6	223

Total	120	153	95	9	257

Three Months Ended March 31, 2007 versus March 31, 2006

Net revenue was $89.5 million in the three months ended March 31, 2007, an increase of $43.9 million, or 96.2%, versus net revenue of $45.6 million in the three months ended March 31, 2006. During the three months ended March 31, 2007, advisory revenue was $83.9 million, an increase of $51.5 million or 159.1% versus revenue of $32.4 million in the three months ended March 31, 2006. Investment management revenue was $4.5 million, a decrease of $8.6 million, or 65.9%, versus revenue of $13.1 million in the three months ended March 31, 2006. Interest and Other Income was $3.4 million in the three months ended March 31, 2007, an increase of $3.3 million versus the same period in 2006. The increase is predominantly due to interest revenue earned reduced by Interest Expense of $2.3 million from collateralized financing transactions entered into by PCB. Additionally, interest income increased year over year due to the investment of the Company’s average cash balance which has increased for the three months ended March 31, 2007 as compared to the same period in 2006. Client expense reimbursements for transaction related expenses recorded as revenue in the three months ended March 31, 2007 were $1.8 million or $0.1 million less than the same period in 2006.

Total expenses were $65.4 million in the three months ended March 31, 2007 as compared to $18.7 million in the same period in 2006, a 249.6% increase. Employee Compensation and Benefits Expense was $47.6 million in the three months ended March 31, 2007, an increase of $38.9 million, or 443.7%, versus expense of $8.8 million in the same period in 2006. For the three months ended March 31, 2007, Employee Compensation and Benefits expense as a percentage of revenue, excluding carried interest and reimbursable expenses was 54.3%, exceeding our target due to compensation expenses associated with Evercore Europe and the new partner hires who joined the firm in the first three months of 2007. Employee Compensation and Benefits Expense for the first three months of 2006 is not comparable to the same 2007 period as Employee Compensation and Benefits Expense in 2006 excluded compensation to Senior Managing Directors, as their compensation was reflected as Distributions to Members on the Statement of Members Capital, and not reflected as an expense.

Non-compensation expenses were $17.8 million in the three months ended March 31, 2007, an increase of $7.8 million, or 78.7% over non-compensation expenses of $9.9 million in the comparable three months ended March 31, 2006. The major increase in non-compensation expenses is related to $4.3 million of amortization of intangible assets associated with the acquisition of Protego and Braveheart. Additionally, the inclusion of non-compensation expenses for Protego of $1.1 million and Braveheart of $1.6 million further increases Non-compensation expenses for the three months ended March 31, 2007 as compared to the same period 2006. Non-compensation expenses also increased for the three months ended March 31, 2007 as compared to the same period in 2006 as a result of increased costs associated with being a public company, including professional fees associated with our 2006 year-end audit, compliance initiatives for the Sarbanes-Oxley Act of 2002, and several other reporting obligations. The Company also incurred additional expenses associated with its strategic recruitment efforts. These increases were partially offset by a decrease in costs associated with temporary staff employed in the first quarter of 2006 to assist with day-to-day accounting and finance efforts.

Included in the three months ended March 31, 2007 non-compensation expenses of $17.8 million are $1.9 million of transaction-related expenses for travel, meals, and professional fees incurred in the conduct of financial advisory and investment management activity. Transaction-related expenses incurred in the same period in 2006 were $2.1 million.

For the three months ended March 31, 2007, the provision for income taxes was $4.9 million, an increase of $3.9 million versus $1.0 million in the same period in 2006. The increased tax expense was due to the fact that a portion of the Company’s taxable net income was taxed as a C corporation and subject to federal, state and local income taxes, which resulted in an increased tax expense. Additionally, the results were also affected by the addition of Protego and Braveheart, included post-acquisition, which were taxed at their respective applicable foreign country tax rates. During the first three months of 2006, the Company operated as a series of limited liability companies and Subchapter S corporations, and therefore was not subject to federal and state income taxes. For the three months ended March 31, 2007, an effective tax rate of 43.4% was used to compute the tax provision on the portion of the Company’s income subject to taxes as a C corporation.

Minority interest was $14.9 million in the three months ended March 31, 2007 compared to $0.0 for the same period in 2006, which primarily reflects the allocation of income to the Company’s Senior Managing Directors who are direct holders of Evercore LP units.

Business Segments

The following data discusses revenue and operating income by business segment. Each segment’s operating expenses include: (1) compensation and benefits expense incurred directly in support of the businesses of the segment (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services and equipment and (3) an allocation of indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics such as headcount, square footage, transactional volume and revenue. Other corporate expenses such as costs related to audit fees, other costs related to being a public company and our line of credit are not allocated to the business segments and are reflected in a Corporate segment in the notes to our unaudited condensed combined/consolidated financial statements.

Advisory

The following table summarizes the operating results of the Advisory segment.

	Three Months Ended March 31, (dollars in thousands) UNAUDITED
	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR
ADVISORY REVENUES
Advisory Revenue	$32,397	$83,946
Interest Income and Other Revenue	101	578

TOTAL ADVISORY REVENUES	32,498	84,524

NET REVENUES	32,498	84,524

ADVISORY EXPENSES
Employee Compensation and Benefits	6,811	43,232
Non-compensation Expenses	4,404	11,350

TOTAL ADVISORY EXPENSES	11,215	54,582

ADVISORY OPERATING INCOME	$21,283	$29,942

For the three months ended March 31, 2007, activity in the North American M&A industry continued to be strong as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended March 31,
	2006	2007
Industry Statistics ($ in billions) **
Value of North American M&A Deals Announced	341	480
Value of North American M&A Deals Completed	355	445
Number of Advisory Clients ***
Total	20	29
With Fees of at Least $1 million	9	9

**	Source: Thomson Financial April 30, 2007
***	Excludes Advisory clients for Protego and Evercore Europe

As of March 31, 2007, total headcount in our Advisory segment was 139 employees, compared with 66 as of March 31, 2006. The increase in headcount is illustrated as follows:

	As of March 31,
		2007
	2006	U.S.	Mexico	Europe	Consolidated
Headcount:
Senior Managing Directors	11	14	6	2	22
Other Advisory Professionals	38	54	30	3	87
Direct Support Staff	17	21	9	—	30

Total	66	89	45	5	139

Advisory Results of Operations

Three Months Ended March 31, 2007 versus March 31, 2006

Advisory revenue, including interest and other income allocated to this segment, was $84.5 million in the three months ended March 31, 2007 compared to $32.5 million in the same period in 2006, which represents an increase of 160.1%. The increase reflects the continued strength of the M&A market environment, the improved productivity of our U.S. Senior Managing Directors and the impact of the Protego and Braveheart acquisitions. Included in total advisory revenue in the three months ended March 31, 2007 was Protego advisory revenue of $5.2 million and Braveheart advisory revenue of $12.1 million. Advisory client expense reimbursements billed as revenue were $1.8 million in the three months ended March 31, 2007 and $1.0 million in the same period in 2006.

Our U.S. and European advisory business earned advisory revenue from 31 different clients during the three months ended March 31, 2007, compared to 20 different clients in the same period of 2006. We earned in excess of $1.0 million from 11 of those clients in the three months ended March 31, 2007, compared to 9 in the same period of 2006.

Advisory expenses were $54.6 million for the three months ended March 31, 2007, an increase of $43.4 million, versus expenses of $11.2 million for the same period in 2006.

In the three months ended March 31, 2007, Employee Compensation and Benefits Expense was $43.2 million as compared to $6.8 million in the same period for 2006. Employee Compensation and Benefits Expense as a percentage of revenue, excluding carried interest and reimbursable expenses was 52.2%, exceeded our target due to compensation expenses associated with Evercore Europe’s Advisory Business. Employee Compensation and Benefits Expense for the first three months of 2006 is not comparable to the same 2007 period as Employee Compensation and Benefits Expense excluded compensation to Senior Managing Directors as their compensation was reflected as Distributions to Members on the Statement of Members Capital and not reflected as an expense.

Advisory non-compensation expenses were $11.4 million in the three months ended March 31, 2007, an increase of $6.9 million versus non-compensation expenses of $4.4 million in the same period in 2006. The increase in non-compensation expenses for the advisory segment is largely due to amortization of intangibles associated with the Braveheart and Protego acquisitions, and additional non-compensation expenses associated with the advisory businesses of these acquired entities. Non-compensation expenses have also increased due to the impact of expanded headcount in the advisory business, resulting in higher occupancy, travel and technology related expenses and the increase in deal- and transaction-related expenses potentially billable to clients. These increases have been offset by a decline in professional fees as a result of temporary accounting costs incurred in 2006 allocated to the advisory segments that did not recur for the same period in 2007.

Included in advisory non-compensation expenses of $11.4 million for the three months ended March 31, 2007 are transaction-related expenses of $1.8 million for travel, meals and professional fees were incurred in the conduct of financial advisory activity. Advisory transaction-related expenses incurred in the three months ended March 31, 2006 were $0.8 million.

Advisory operating income was $29.9 million in the three months ended March 31, 2007, an increase of $8.7 million, or 40.7%, compared to the same period for 2006.

Investment Management

The following table summarizes the operating results of the investment management segment.

	Three Months Ended March 31, (dollars in thousands) UNAUDITED
	Combined 2006	Consolidated 2007
	PREDECESSOR	SUCCESSOR
INVESTMENT MANAGEMENT REVENUES
Management Fees	$3,346	$4,071

NET MANAGEMENT FEES	3,346	4,071
Portfolio Company Fees	4,646	280

TOTAL MANAGEMENT AND PORTFOLIO COMPANY FEES	7,992	4,351
Carried Interest and Gains on Investments	5,116	118

INVESTMENT MANAGEMENT REVENUES	13,108	4,469
Interest Income and Other Revenue	20	2,851

TOTAL INVESTMENT MANAGEMENT REVENUES	13,128	7,320
Interest Expense	—	2,348

NET INVESTMENT MANAGEMENT REVENUES	13,128	4,972

INVESTMENT MANAGEMENT EXPENSES
Employee Compensation and Benefits	1,948	4,391
Non-Compensation Expenses	3,693	2,804

TOTAL INVESTMENT MANAGEMENT EXPENSES	5,641	7,195

INVESTMENT MANAGEMENT OPERATING INCOME (LOSS)	$7,487	$(2,223)

As of March 31, 2007, total headcount in our Investment Management segment was 51 employees, compared with 16 as of March 31, 2006. The increase in headcount is illustrated as follows:

	As of March 31,
		2007
	2006	U.S.	Mexico	Europe	Consolidated
Headcount:
Senior Managing Directors	7	8	1	1	10
Other Investment Management Professionals	3	5	23	—	28
Direct Support Staff	6	7	6	—	13

Total	16	20	30	1	51

Investment Management Results of Operations

Three Months Ended March 31, 2007 versus March 31, 2006

Net investment management revenue was $5.0 million in the three months ended March 31, 2007, a decrease of $8.2 million, or 62.1%, compared to net investment management revenue of $13.1 million in the corresponding period in 2006. The reduction was driven primarily by $5.0 million in unrealized carried interest and net investment gains and portfolio company transaction fees of $4.3 million earned for the 2006 quarter did not recur for the first three months of 2007. These decreases were partially offset by the inclusion of revenues associated with PCB Asset Management in the first three months of 2007. Interest and Other Income was $2.9 million for the three months ended March 31, 2007, an increase of $2.8 million versus the same period in 2006. The increase is due to interest revenue earned, reduced by Interest Expense of $2.3 million from collateralized financing transactions entered into by PCB. Investment Management client expense reimbursements billed as revenue were $0.0 million in the three months ended March 31, 2007 and $1.0 million in the same period in 2006.

Investment Management expenses were $7.2 million in the three months ended March 31, 2007 as compared to $5.6 million in the same period in 2006, a 27.5% increase.

Employee Compensation and Benefits Expense in the three months ended March 31, 2007 increased by $2.4 million, or 125.4%, compared to the three months ended March 31, 2006. For the first three months of 2007, Employee Compensation and Benefits Expense as a percentage of revenue, excluding carried interest and reimbursable expenses was 88.0%, exceeded our target due to compensation expenses associated with the new partner hire who joined the firm in the first three months of 2007 and additional compensation accrued for PCB. Employee Compensation and Benefits Expense for the first three months of 2006 is not comparable to the same 2007 period as Employee Compensation and Benefits Expense in 2006 excluded compensation to Senior Managing Directors as their compensation was reflected as Distributions to Members on the Statement of Members Capital and not reflected as an expense.

Non-compensation expenses in the three months ended March 31, 2007 decreased by $0.9 million, or 24.1%, compared to the three months ended March 31, 2006 as a result of decreased spending for new business initiatives, a decrease in transaction-related expenses billable to Private Equity Funds and portfolio companies, partially offset by the increase of non-compensation costs associated with Protego’s Asset Management business.

Included in investment management non-compensation expenses of $2.8 million for the three months ended March 31, 2007 are transaction-related expenses of $0.1 million for travel, meals and professional fees incurred in the conduct of investment management activity. Investment management transaction-related expenses incurred in the same period of 2006 were $1.3 million.

Investment management operating income was $(2.2) million for the three months ended March 31, 2007, a decrease of $9.7 million, or 129.7%.

Cash Flows

Our cash flows are primarily related to the timing of receipt of advisory and investment management fees and the timing of distributions to our Senior Managing Directors and payment of bonuses to employees. In general, we collect our accounts receivable within 60 days.

Cash and cash equivalents were $87.6 million at March 31, 2007, an increase of $22.2 million versus cash and cash equivalents of $65.4 million at December 31, 2006. During the three months ended March 31, 2007, cash of $35.2 million was provided by operating activities, comprised mainly of net income adjusted for significant non cash items related to minority interest, depreciation and amortization principally associated with the Braveheart acquisition and stock based compensation, increased by net changes in operating assets and liabilities. Cash of $1.6 million was used in investing activities, principally for the purchase of investments, offset by cash provided by proceeds from investments. Financing activities during the period used cash of $11.6 million, primarily for distributions to Evercore LP members, excluding Evercore LP Partnership units held by Evercore Partners Inc.

Cash and cash equivalents were $12.3 million at March 31, 2006, a decrease of approximately $25.6 million versus cash and cash equivalents of $37.9 million at December 31, 2005. During the three months ended March 31, 2006, cash of $6.1 million was provided by operating activities, comprised mainly of net income adjusted for net realized gains in investments offset by changes in operating assets and liabilities. Cash of $7.6 million was used for investing activities, principally for net purchases of investments and furniture, equipment and leasehold improvements. Financing activities during the period used cash of $24.1 million, primarily for the distributions made to members, offset by the issuance of short term borrowings.

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

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $20 million, secured with trading securities and interest is charged at the Inter-Bank Balance Interest Rate plus 10 basis points, while the overnight facility is approximately $1.0 million, unsecured and interest is charged at two times the Inter-Bank Balance Interest Rate. There have been no draw downs on PCB’s line of credit since August 10, 2006.

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

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $1.9 million as of December 31, 2006 and March 31, 2007. We expect to fund these commitments with cash flows from operations, with the balance to be funded by other members of the general partners of the Private Equity Funds we manage. We may be required to fund these commitments at any time through December 2011, depending on the timing and level of investments by the Evercore Capital Partners Private Equity Funds.

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

PCB, the Mexican asset management subsidiary of Protego, which we acquired in August 2006, enters into repurchase agreements with clients whereby PCB transfers to the clients securities (typically, Mexican government securities) in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as securities sold under agreements to repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, financial instruments owned and pledged as collateral at fair value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and securities purchased under agreements to resell (where we have acquired the securities deliverable to clients under these resell agreements by entering into reverse repurchase agreements with unrelated third parties). As of December 31, 2006 and March 31, 2007, PCB had approximately $84.1 million and $85.7 million, respectively, of repurchase transactions executed with clients, of which approximately $73.8 million and $59.1 million, respectively, related to securities PCB purchased in the open market and approximately $10.3 million and $26.7 million, respectively, of reverse repurchase transactions with third parties. Net income includes interest income earned and interest expense incurred under these agreements.

As of March 31, 2007, our share of PCB’s equity was recorded as $3.1 million.

Impact of the Follow-On Offering

In conjunction with Follow-On Offering described above under “– Follow-On Offering of Evercore Partners Inc. Class A Common Stock,” we will issue 1,581,778 additional shares of Class A common stock. Net proceeds to be received in conjunction with this issuance after deducting underwriting discounts and commissions and offering expenses is estimated to be approximately $43.0 million, based on an assumed offering price of $29.30 per share (the last reported price of the Class A common stock on the New York Stock Exchange on May 11, 2007). We intend to use these proceeds to expand and diversify our advisory and investment management businesses and for general corporate purposes in our operating subsidiary, Evercore LP. We will not receive any proceeds from the sale of shares by the selling stockholders.

Prior to the Follow-On Offering, certain of our Senior Managing Directors, including members of our senior management, will exchange 2,369,397 Evercore LP partnership units that they hold on a one-for-one basis for shares of our Class A common stock. In addition, partnership units held by our Senior Managing Directors in Evercore LP may be exchanged in the future for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. This exchange and any such future exchanges are expected to result in an increase in the tax basis of the tangible and intangible assets of Evercore LP. These increases in tax basis would increase (for tax purposes) amortization and, therefore, reduce the amount of tax that we would otherwise be required to pay in the future.

We have entered into a tax receivable agreement with our Senior Managing Directors that provides for the payment by us to an exchanging Evercore partner of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis. We expect to benefit from the remaining 15% of cash savings, if any, in income tax that we realize. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that, as a result of the size of the increases of the tangible and intangible assets of Evercore LP attributable to our interest in Evercore LP, during the expected term of the tax receivable agreement, the payments that we may make to our Senior Managing Directors could be substantial.

Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization, we expect that future payments to our Senior Managing Directors in respect of the exchange of Evercore LP partnership units which will occur prior to the Follow-On Offering to aggregate approximately $21.1 million, resulting in payments of approximately $1.4 million per year over the next 15 years, based on an assumed value of the Class A common stock of $29.30 per share (the last reported price of the Class A common stock on the New York Stock Exchange on May 11, 2007). (A $1.00 increase (decrease) in the assumed public offering price of $29.30 per share would increase (decrease) the amount of future payments to our Senior Managing Directors in respect of the exchange of Evercore LP partnership units that will occur prior to the Follow-On Offering by $0.05 million per year over the next 15 years.) Future payments to our Senior Managing Directors in respect of subsequent exchanges pursuant to the tax receivable agreement would be in addition to these amounts and are expected to be substantial.

The effects of the tax receivable agreement on our Unaudited Consolidated Statement of Financial Condition as a result of the exchange of 2,369,397 Evercore LP partnership units by our Senior Managing Directors prior to the Follow-On Offering are as follows:

•

we will record an increase of $24.8 million in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by Evercore LP, based on enacted federal and state tax rates at the date of the transaction. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•

we will record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase of $21.1 million to payable to related parties and the remaining 15% of the estimated realizable tax benefit, or $3.7 million, as an increase to paid-in-capital.

Therefore, as of the date of the exchange of the Evercore LP partnership units, on a cumulative basis the net effect of accounting for income taxes and the tax receivable agreement on our unaudited condensed combined/consolidated financial statements will be a net increase in stockholders’ equity of 15% of the estimated realizable tax benefit. The amounts to be recorded for both the deferred tax asset and the liability for our obligations under the tax receivable agreement have been estimated. Any additional payments under the tax receivable agreement that will further increase the tax benefits and the estimated payments under the tax receivable agreement have not been included in this estimate. All of the effects of changes in any of our estimates after the date of the purchase will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Future exchanges of Evercore LP partnership units for our shares of Class A common stock will be accounted for in a similar manner.

If the underwriters exercise their option to purchase additional shares from the selling stockholders, we expect that our Senior Managing Directors will exchange additional Evercore LP partnership units. The values of the deferred tax assets and payable to related parties, and the amount of expected future payments to our Senior Managing Directors under the tax receivable agreement in respect of any such exchange, will be based on the value of the Class A common stock at the time of such exchange.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2007:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital Lease Obligations	$180	$110	$70	$—	$—
Operating Lease Obligations	183,615	13,217	25,984	25,085	119,329
Investment Management Commitments	1,861	—	—	—	1,861

Total	$185,656	$13,327	$26,054	$25,085	$121,190

In July 2006, we entered into a lease for an additional 124,000 square feet of office space at our principal executive offices at 55 East 52nd Street, New York, New York. Our rental payment obligations under the lease will be as follows: $9.6 million per year for years one through five of the lease term; $10.2 million per year for years six through ten of the lease term; $10.8 million per year for years 11 through 15 of the lease term; and $11.4 million per year for year 16 through the expiration of the lease term. We intend to sublease a portion of our current space to a third party. Our current annual lease expense is $12.9 million. In connection with the execution of the lease, we delivered a security deposit in the form of an unsecured letter of credit in the amount of $4.8 million. If we do not meet certain covenants of the unsecured letter of credit agreement, we may be required to secure the letter of credit. We intend to take possession of all of this additional space by April 30, 2007. The term of the lease expires on April 29, 2023.

As of March 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the FIN 48 unrecognized tax benefits have been excluded from the above commitment and contractual obligations.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed combined/consolidated financial statements.

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

Investment Risk

Through our principal investments in our funds and our ability to recognize carried interest from these funds, which depends on the profits generated within our funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest, which historically has been volatile. However, we do not believe normal changes in public equity markets will have a material effect on revenues derived from such investments. In contrast, we have investments in portfolios managed by EAM, which include investments in publicly traded equity securities.

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

Critical Accounting Policies and Estimates

The unaudited condensed combined/consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed combined/consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Trading Securities

We invest in readily marketable equity securities that are managed by EAM. Trading Securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on Trading Securities are included in the Unaudited Condensed Combined/Consolidated Statements of Income in Investment Management Revenue.

Investments

Our investments, which are accounted for under the equity method of accounting, consist of investments in Private Equity Funds, an equity investment in funds managed by EAM and the Company’s equity interest in EAM.

The Private Equity Funds consist primarily of investments in marketable and non-marketable securities of portfolio companies. These underlying investments are generally restricted, encumbered and are not actually traded or intended for immediate sale. The underlying investments held by the Private Equity Funds are valued based on quoted market prices, or estimated fair value if there is no public market. The fair value of each private equity fund’s investments in non-marketable securities is determined by the general partner of each private equity fund subject to review by the fund’s advisory committee comprised of certain third party limited partners. The carrying value of nonmarketable securities is determined in good faith by giving consideration to a range of factors, including but not limited to market conditions, operating performance (current and projected) and subsequent financing transactions at each period end. The values assigned are based upon available information and do not necessarily represent amounts which might ultimately be realized. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly traded securities are valued using quoted market prices.

The equity investment in funds managed by EAM consists primarily of readily marketable equity securities that are valued using quoted market prices on applicable exchanges or markets. We reflect our pro rata share of realized and unrealized gains and losses from changes in the values associated with the private equity investments and the fund managed by EAM. Such gains and losses are included in the Unaudited Condensed Combined/Consolidated Statements of Income in Investment Management Revenue.

We hold a 41.7% interest in EAM that is accounted for under the equity method. We record our pro rata share of net income or losses in Investment Management Revenue on the Unaudited Condensed Combined/Consolidated Statements of Income. Capital contributions made to and distributions received from EAM are reflected as an increase or decrease in basis, respectively.

Financial Instruments Owned and Pledged as Collateral at Fair Value

We pledge financial instruments owned, which consist principally of short-term Mexican government obligations, to collateralize certain financing agreements and permit the counterparty to pledge the securities. We record these securities on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Unaudited Condensed Consolidated Statement of Income. These securities are recorded as Financial Instruments Owned and Pledged as Collateral at Fair Value in the Unaudited Condensed Consolidated Statement of Financial Condition.

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

Revenue Recognition

Advisory

We earn advisory revenue through: (1) success fees based on the occurrence of certain events which may include announcements or completion of various types of financial transactions (2) retainer arrangements and (3) fairness opinions.

We recognize revenue when: (1) there is evidence of an arrangement with a client (2) agreed upon services have been provided (3) fees are fixed or determinable and (4) collection is reasonably assured. Our clients generally enter into agreements with us that vary in duration depending on the nature of the services provided. We typically bill clients for the full amounts due under the applicable agreements on or after the dates on which the specific services have been provided. Generally, payments are collected within 60 days of billing. Fees paid in advance of services rendered are initially recorded as deferred revenue and recognized as Advisory revenue ratably over the period in which the related service is rendered.

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

Realized and unrealized carried interest is computed in accordance with the underlying private equity funds’ partnership agreements and is based on investment performance over the life of each investment partnership. Future investment underperformance may require amounts previously distributed to be returned to the respective investment partnerships. As required by the private equity funds’ partnership agreements, the general partners of each private equity fund maintain a defined amount in escrow in the event that distributions received by such general partner must be returned due to investment underperformance. Prior to the Reorganization, these escrow funds were not included in our accounts as these funds were the property of the Members of the General Partner. Subsequent to the Reorganization, our pro rata share of escrow requirements of any distribution are placed in a segregated account and reflected in the Unaudited Condensed Consolidated Statement of Financial Condition as Other Assets. The members of the general partners of the private equity funds have guaranteed the general partners’ obligations to repay or refund to outside investors in the private equity funds interim amounts distributed to us, which may arise due to future investment underperformance.

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

Income Taxes

As part of the process of preparing our unaudited condensed combined/consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on long-term investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within our Unaudited Condensed Consolidated Statements of Financial Condition. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent we believes that recovery is not more likely than not, we must establish a valuation allowance. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by us in making this assessment. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

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

On January 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 11 of Notes to Unaudited Condensed Combined/Consolidated Financial Statements herein regarding the adoption of FIN 48.

Business Combinations

We account for acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Definite life intangible assets are amortized over their estimated useful lives which are periodically reevaluated. For the year ended December 31, 2006, we concluded there was no impairment of goodwill and intangible assets. As a result of our Protego and Braveheart acquisitions, our goodwill and intangible assets, net of amortization, as of March 31, 2007 were $38.3 million and $18.8 million, respectively.

Equity Compensation

Share-Based Payment—On December 16, 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS 123(R) “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Unaudited Condensed Combined/Consolidated Statements of Income based on their fair values. Pro forma disclosure is no longer an alternative. Prior to the Reorganization, we operated as a series of partnerships, limited liability companies and Subchapter S corporations and had not historically issued stock-based compensation awards. We adopted SFAS 123(R) on January 1, 2006. In conjunction with the IPO, we recorded $4.3 million of expense related to the vesting of RSUs made at the date of our IPO. See “—Key Financial Measures—Operating Expenses—Employee Compensation and Benefit Expense” for a discussion on expense related to vesting of Evercore LP partnership units, RSUs and shares of restricted stock that we expect to record as a result of the completion of the Follow-On Offering.

Recently Issued Accounting Standards

SFAS 155—In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) . SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our financial condition, results of operations or cash flows.

SFAS 156—In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial condition and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 did not have a material impact on our financial condition, results of operations or cash flows.

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

SFAS 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on our financial condition, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.” We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 2 —”Market Risk” above.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of March 31, 2007.

Our management has identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Areas of material weaknesses in our internal control over financial reporting include a lack of an enterprise-wide, executive-driven internal control environment that documents key processes related to financial reporting and the lack of a formal, regular process designed to identify key financial reporting risks. As we went through the assessment process, we further clarified the risks to also include material weaknesses in internal controls over financial reporting. Specifically, we identified the existence of certain deficiencies around the quarterly and annual financial statement close process to permit the preparation of our financial statements in accordance with U.S. GAAP and SEC regulations.

In addition to the material weaknesses described above, as previously disclosed in our Quarterly Report on our Form 10-Q that was filed on November 20, 2006, prior to our acquisition of Protego, its subsidiaries and Protego Asesores, S.A. de C.V. (“Protego Historical”), Protego Historical improperly accounted for repurchase and reverse repurchase agreements entered into by PCB, the Mexican asset management subsidiary of Protego, on a net basis instead of recording separate assets and liabilities or separately recording revenue for the interest earned and the associated interest expense as an offset to total revenue. Due to this error in accounting, on November 18, 2006, we determined that the combined and consolidated financial statements of Protego Historical as of and for the year ended December 31, 2005 and the related Independent Auditors’ Report, and as of and for the three months ended March 31, 2006 and 2005, and as of and for the three and six months ended June 30, 2006 and 2005, should no longer be relied upon. As a result, we filed a Form 8-K and a Form 10-Q/A on February 21, 2007 restating certain financial information including: 1) restated combined and consolidated financial statements of Protego Historical as of and for the year ended December 31, 2005 and the related Independent Auditors’ Report, and as of and for the three months ended March 31, 2006 and 2005 and as of and for the three and six months ended June 30, 2006 and 2005 and 2) the restated unaudited condensed consolidated pro forma financial statements for the year ended December 31, 2005, as of and for the three months ended March 31, 2006 and as of and for the three and six months ended June 30, 2006. As we went through the assessment process, we further clarified the risks to also include material weaknesses in internal controls over financial reporting. Management concluded that the material weakness in internal control over financial reporting was related to the fact that we lacked a sufficient complement of personnel with experience to comply with U.S. GAAP and SEC reporting requirements.

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

•	engaged a professional consulting firm to assist management in preparing and reporting the annual financial results;

•	began the process of assessing the design of our internal control environment, establishing appropriate internal controls and implementing remediation plans to achieve Section 404 compliance;

•

established a number of formal committees to ensure proper protocols regarding control performance and changes to our risk profile, and have begun enhancing our policies and processes related to financial reporting;

•	implemented new procedures and began monitoring that all repurchases and reverse repurchase agreements at PCB were accounted for in accordance with U.S. GAAP;

•	engaged a professional consulting firm to assist us in providing additional financial and accounting services to review the financial activities and transactions within Protego; and

•	hired additional finance professionals to replace and enhance the current financial reporting team within Protego.

During fiscal year 2007, we plan to:

•	establish new policies and procedures to ensure that all U.S. GAAP and SEC matters as they arise are evaluated by the appropriate level of personnel;

•	augment our internal accounting and finance resources to improve the operations of the accounting and financial process;

•	enhance our training efforts to help ensure our key accounting and financial professionals can identify complex accounting matters as they arise; and

•	enhance our internal audit process to monitor financial reporting activities.

The steps we have taken or intend to take, however, may not remediate these material weaknesses and additional material weaknesses in our internal control over financial reporting may be identified in the future.

During the three months ended March 31, 2007, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The statements contained in Exhibits 31.1, 31.2 and 31.3 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.

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

In 2003, High Voltage, engaged Evercore Restructuring to assist in its restructuring efforts. During the engagement, Evercore Restructuring assisted High Voltage in negotiating a restructuring plan and related financing. During the period of engagement, which ended in August 2004, High Voltage filed for Chapter 11 bankruptcy protection and later emerged from bankruptcy with new financing. However, in February 2005, High Voltage again filed for Chapter 11 bankruptcy protection. In July 2006, as part of the second bankruptcy proceeding, High Voltage’s businesses were sold and its creditors were repaid in full out of the proceeds of the sale. In addition, the Trustee conducted an informal investigation into the causes of the second bankruptcy and the knowledge of professionals who assisted High Voltage in its first bankruptcy.

On August 15, 2006, Stephen S. Gray, as Trustee of the High Voltage Engineering Liquidating Trust (the “Plaintiff”) filed a motion in the bankruptcy court seeking to undo an order entered in November 2004 approving $2.34 million in fees and expenses for Evercore Restructuring’s services, alleging, among other matters, that Evercore Restructuring should have known that the projections prepared by High Voltage in connection with the first bankruptcy proceedings were inaccurate. On September 8, 2006, Evercore Restructuring responded in the bankruptcy court denying the factual allegations and asserting a variety of legal bases to deny the request. The motion was fully briefed and the bankruptcy court heard arguments. In a decision issued January 19, 2007, the bankruptcy court decided in favor of Evercore and denied the Plaintiff’s motion. On January 29, 2007, The Plaintiff filed a notice of appeal of the January 19, 2007 decision. On March 28, 2007, Evercore Restructuring moved to dismiss that appeal. No further appellate activity has occurred to date.

In addition, on August 15, 2006, the same Plaintiff filed a complaint against Evercore and Jefferies & Company, Inc. in the United States District Court of Massachusetts. The Plaintiff’s complaint asserts claims against Evercore for gross negligence and breach of fiduciary duty in connection with a 2003 client engagement. Evercore has filed a motion for judgment on the pleadings, briefing on the motion was completed by January 16, 2007, and a hearing on the motion occurred January 23, 2007. No ruling on the motion has been issued at this time. Although it is not possible to predict with a reasonable degree of certainty the likely outcome of this action, Evercore has substantial meritorious defense to the Plaintiff’s allegations and plans vigorously to contest the allegations.

General

In addition to the proceedings set forth above, from time to time we may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses, and U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States and Mexican Financial Authorities, conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. When those circumstances arise, management will make what it believes are adequate provisions in the financial statements for any expected liabilities which may result, although we determined that no provisions were required to be accrued at March 31, 2007. Nevertheless, such proceedings are subject to inherent uncertainties and unfavorable events could occur. Were such unfavorable events to occur, there exists the possibility of a material adverse impact to our operating results, financial condition or liquidity as of and for the period in which such events occur.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(1)

10.1	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Evercore LP(2)

31.1	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.
(2)	Evercore Partners Inc., as general partner of Evercore LP, has amended the amendment provision of the Amended and Restated Limited Partnership Agreement of Evercore LP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007

Evercore Partners Inc.

By:	/s/ ROGER C. ALTMAN
Name:	Roger C. Altman
Title:	Chairman and Co-Chief Executive Officer

By:	/s/ AUSTIN M. BEUTNER
Name:	Austin M. Beutner
Title:	Co-Chief Executive Officer and President

By:	/s/ DAVID E. WEZDENKO
Name:	David E. Wezdenko
Title:	Chief Financial Officer