Form 10-Q
period 2007-06-30
Evercore Partners Inc.
filed 2007-08-14
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

37th floor

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of August 13, 2007 was 11,101,971. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 13, 2007 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant)

Table of Contents

In this report, references to “Evercore”, the “Company”, “we”, “us”, “our” and our “Successor Company” refer, subsequent to the Reorganization described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Reorganization”, to Evercore Partners Inc., a Delaware corporation, and its consolidated subsidiaries. These references (other than Successor Company) refer, prior to such Reorganization, to Evercore Holdings, or our “Predecessor Company”, which was comprised of certain combined and consolidated entities under the common ownership of the Evercore Senior Managing Directors. Unless the context otherwise requires, references to (1) “Evercore Partners Inc.” refer solely to Evercore Partners Inc., and not to any of its consolidated subsidiaries and (2) “Evercore LP” refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries. References to the “IPO” refer to our initial public offering on August 10, 2006 of 4,542,500 shares of our Class A common stock, including shares issued to the underwriters of the IPO pursuant to their election to exercise in full their overallotment option.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Combined/Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)

	December 31, 2006	June 30, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$65,420	$144,587
Trading Securities	4,216	5,692
Financial Instruments Owned and Pledged as Collateral at Fair Value	73,847	29,573
Securities Purchased Under Agreements to Resell	10,266	116,382
Accounts Receivable (net of allowances of $208 on December 31, 2006 and $523 on June 30, 2007)	55,247	25,627
Receivable from Employees and Related Parties	1,443	2,115
Receivable from Affiliates	1,189	1,939
Prepaid Expenses	3,141	4,718
Other Current Assets	990	3,628

Total Current Assets	215,759	334,261
Investments	16,009	20,205
Deferred Tax Asset	1,774	49,050
Furniture, Equipment and Leasehold Improvements, Net	4,373	8,021
Goodwill	37,966	41,798
Intangible Assets, Net	23,080	15,174
Other Assets	2,542	2,483

TOTAL ASSETS	$301,503	$470,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued Compensation and Benefits	$48,094	$51,536
Accounts Payable and Accrued Expenses	8,948	9,842
Securities Sold Under Agreements to Repurchase	84,135	145,961
Deferred Revenue	404	360
Notes Payable to Related Parties	3,000	3,094
Payable to Employees and Related Parties	338	1,192
Payable to Affiliates	306	25
Taxes Payable	5,822	3,936
Other Current Liabilities	147	260

Total Current Liabilities	151,194	216,206
Amounts Due to Related Parties Pursuant to Tax Receivable Agreement	—	35,267
Deferred Tax Liability	107	325
Other Long-term Liabilities	807	7,050

TOTAL LIABILITIES	152,108	258,848

Commitments and Contingencies Note 11

Minority Interest	36,918	53,545

Stockholders' Equity
Common Stock
Class A, par value $0.01 per Share (1,000,000,000 shares authorized, 6,359,558 and 11,133,874 issued on December 31, 2006 and June 30, 2007, respectively, and 6,359,558 and 11,101,971 outstanding on December 31, 2006 and June 30, 2007, respectively)	64	112
Class B, par value $0.01 per Share (1,000,000 shares authorized, 51 issued and outstanding)	—	—
Additional Paid-In-Capital	104,165	168,446
Stock-based Compensation Awards (216,640 shares/units on December 31, 2006 and 1,769,329 shares/units on June 30, 2007)	4,399	28,732
Accumulated Other Comprehensive Income	63	251
Retained Earnings (Deficit)	3,786	(37,974)
Treasury Stock at Cost (31,903 shares on June 30, 2007)	—	(968)

TOTAL STOCKHOLDERS' EQUITY	112,477	158,599

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$301,503	$470,992

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 Combined	2007 Consolidated	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR
REVENUES
Advisory Revenue	$40,173	$56,846	$72,570	$140,792
Investment Management Revenue	3,138	7,848	16,246	12,317
Interest Income and Other Revenue	179	4,799	300	8,228

TOTAL REVENUES	43,490	69,493	89,116	161,337
Interest Expense	—	3,581	—	5,929

NET REVENUES	43,490	65,912	89,116	155,408

EXPENSES
Employee Compensation and Benefits	8,093	151,176	16,852	198,799
Occupancy and Equipment Rental	990	3,985	1,828	5,628
Professional Fees	5,053	5,269	10,721	12,197
Travel and Related Expenses	1,642	2,394	3,493	4,269
Communications and Information Services	464	620	880	1,068
Financing Costs	631	—	1,225	—
Depreciation and Amortization	283	4,104	545	8,785
Other Operating Expenses	770	2,010	1,088	4,212

TOTAL EXPENSES	17,926	169,558	36,632	234,958

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	25,564	(103,646)	52,484	(79,550)
Provision for Income Taxes	905	643	1,884	5,578
Minority Interest	6	(60,115)	(1)	(45,175)

NET INCOME (LOSS)	$24,653	$(44,174)	$50,601	$(39,953)

Foreign Currency Translation	—	112	—	188

Comprehensive Income	$24,653	$(44,062)	$50,601	$(39,765)

Net Loss Available to Holders of Shares of Class A Common Stock	N/A	$(44,174)	N/A	$(39,953)
Weighted Average Shares of Class A Common Stock Outstanding:
Basic	N/A	9,432	N/A	8,019
Diluted	N/A	9,432	N/A	8,019
Net Loss Per Share Available to Holders of Shares of Class A Common Stock:
Basic	N/A	$(4.68)	N/A	$(4.98)
Diluted	N/A	$(4.68)	N/A	$(4.98)
Dividends Paid per Share of Class A Common Stock	N/A	$0.10	N/A	$0.17

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

(dollars in thousands)

	Class A Common Stock		Additional Paid-In-Capital	Stock-based Compensation Awards	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Dollars					Shares	Dollars
Balance, as Previously Reported, on January 1, 2007	6,359,558	$64	$104,165	$4,399	$63	$3,786			$112,477
Adjustment for Cumulative Effect on Prior Years from the Adoption of FIN 48 (Notes 2 and 13)						(252)			(252)

Balance, as Adjusted, on January 1, 2007	6,359,558	64	104,165	4,399	63	3,534			112,225
Net Loss						(39,953)			(39,953)
Treasury Stock Purchase							(31,903)	$(968)	(968)
Other Comprehensive Income					188				188
Proceeds from Follow-On Offering	1,581,778	16	42,080						42,096
Evercore LP Units Converted into Class A Common Stock	2,942,932	29	15,647						15,676
Stock-based Compensation Awards	90,606	1	3,047	24,333					27,381
Capital Issuance Related to Acquisition	159,000	2	3,507						3,509
Dividends						(1,555)			(1,555)

Balance on June 30, 2007	11,133,874	$112	$168,446	$28,732	$251	$(37,974)	(31,903)	$(968)	$158,599

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$50,601	$(39,953)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Realized and Unrealized Gains on Investments	(4,636)	(3,226)
Net Realized and Unrealized Losses (Gains) on Trading Securities	75	(577)
Vesting of Evercore LP Partnership Units, RSUs and Restricted Stock	—	129,297
Depreciation and Amortization	946	8,785
Bad Debt Expense	—	321
Minority Interest	(1)	(45,175)
Deferred Taxes	—	(5,569)
(Increase) Decrease in Operating Assets:
Trading Securities	—	(900)
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	44,207
Securities Purchased Under Agreements to Resell	—	(104,537)
Accounts Receivable	(4,598)	29,747
Receivable from Employees and Related Parties	313	(672)
Receivable from Affiliates	(1,668)	(750)
Prepaid Expenses	(1,361)	(1,568)
Other Current Assets	282	(2,630)
Deferred Offering and Acquisition Costs	(4,754)	—
Other Assets	(144)	61
Increase (Decrease) in Operating Liabilities:
Accrued Compensation and Benefits	(2,558)	3,046
Accounts Payable and Accrued Expenses	1,210	(1,817)
Securities Sold Under Agreements to Repurchase	—	60,314
Deferred Revenue	(423)	(44)
Accrued Interest on Notes Payable to Related Parties	—	94
Payable to Employees and Related Parties	(659)	(338)
Payable to Affiliates	(422)	(281)
Taxes Payable	(764)	(566)
Other Current Liabilities	(529)	142
Other Long-term Liabilities	—	5,506

Net Cash Provided by Operating Activities	30,910	72,917

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Investments	3,497	1,026
Cash Paid for Acquisition	—	(324)
Investments Purchased	(12,360)	(1,947)
Purchase of Furniture, Equipment and Leasehold Improvements	(1,182)	(2,831)

Net Cash Used in Investing Activities	(10,045)	(4,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term Borrowings	30,000	—
Payments for Capital Lease Obligations	(99)	(79)
Contributions from Members	2,644	—
Distributions to Minority Interests - Evercore LP Members	(76,427)	(30,337)
Proceeds from Follow-On Offering	—	42,096
Dividends—Class A Stockholders	—	(1,555)

Net Cash (Used in) Provided by Financing Activities	(43,882)	10,125

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	201
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,017)	79,167
CASH AND CASH EQUIVALENTS—Beginning of Period	37,855	65,420

CASH AND CASH EQUIVALENTS—End of Period	$14,838	$144,587

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$458	$241

Payments for Income Taxes	$3,808	$11,883

Cumulative Effect on Prior Years from the Adoption of FIN 48 (Notes 2, 8 and 13)
Minority Interest	$—	$534
Retained Earnings	—	252

	$—	$786

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 1—Organization

Evercore Partners Inc. and subsidiaries (the “Successor Company”) is an investment banking firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Successor Company is a holding company which owns a controlling equity interest in Evercore LP. The Successor Company is the sole general partner of Evercore LP and, through Evercore LP and its operating entity subsidiaries, the Successor Company has continued to conduct the same business as prior to the reorganization referred to below by certain combined and consolidated entities under the common ownership and control of the Evercore Senior Managing Directors (the “Members”), including the two founding Members (the “Founding Members”).

On August 10, 2006, pursuant to a contribution and sale agreement dated May 12, 2006, (1) the Members contributed to Evercore LP each of the various entities included in the historical combined financial statements of Evercore Holdings (the “Predecessor Company”), with the exception of the general partners of Evercore Capital Partners L.P. and its affiliated entities (collectively “ECP I”), Evercore Capital Partners II L.P. and its affiliated entities (collectively, “ECP II”) and Evercore Venture Partners L.P. and its affiliated entities (collectively, “EVP”), which are Company-sponsored private equity funds, and of Evercore Founders L.L.C. and Evercore Founders Cayman Ltd., which are the entities through which the Founding Members fund their additional commitments to ECP I (collectively, the “Founders”) and acquired an interest in the general partner of ECP II, which will permit Evercore LP to receive 8% to 9% (depending on the particular fund investment) of any carried interest from that fund following the contribution (the “Formation Transaction”) and (2) Evercore LP acquired Protego Asesores S. de R.L. and its subsidiaries and Protego SI (“Protego”) from its directors and other stockholders. On August 16, 2006, the Company completed the Initial Public Offering (“IPO”) of its Class A common stock. The Formation Transaction and IPO are collectively referred to as the “Reorganization.” On December 19, 2006, the Company acquired all of the outstanding shares of Braveheart Financial Services Limited (“Braveheart”) pursuant to a purchase and sale agreement dated July 31, 2006. Subsequently, Braveheart was renamed Evercore Partners Limited (“Evercore Europe”). Where reference is made to the periods prior and subsequent to the IPO, the term “the Company” refers to the Predecessor Company and Successor Company, respectively.

The Successor Company’s unaudited condensed combined/consolidated financial statements include the accounts of the Company’s subsidiaries. The sole direct subsidiary of the Company is Evercore LP. The subsidiaries of Evercore LP are as follows:

•

Evercore Group Holdings L.P. (“EGH”), which indirectly, through its wholly-owned subsidiary, Evercore Partners Services East L.L.C. (“East”), a Delaware limited liability company, owns all of the interests in each of the following entities:

•

Evercore Group L.L.C. (“EGL”), a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is registered with the Financial Industry Regulatory Authority. EGL is a limited service entity, which specializes in rendering selected financial advisory services. EGL was converted to a limited liability company from an S corporation on April 19, 2006;

•	Evercore Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to ECP II;

•	Evercore Venture Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to EVP;

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

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

The Predecessor Company, prior to the Reorganization referred to above, was comprised of certain combined entities under the common control of the Members.

The unaudited condensed combined financial statements of the Predecessor are comprised of the following entities:

•	EGH and subsidiaries.

•	Evercore Group Holdings L.L.C.

•	Evercore Partners L.L.C., Evercore Offshore Partners Ltd., and Evercore Partners Cayman L.P. are the general partners of various ECP I entities.

•	Evercore Partners II L.L.C. and Evercore Venture Management L.L.C. (“EVM”) are the general partners of ECP II and EVP, respectively.

•	The Founders are the entities through which the Founding Members fund their additional commitments to ECP I.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company’s principal activities are divided into two reportable segments:

•	Advisory—includes advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters and

•

Investment management—prior to the IPO, investment management includes the management of outside capital invested in the Company’s sponsored private equity funds: ECP I, ECP II and EVP, the Company’s principal investments in ECP I, ECP II and EVP, and the Company’s investments in, and managed by, Evercore Asset Management L.L.C. (“EAM”); subsequent to the IPO, investment management includes the management of outside capital invested in the Company’s sponsored private equity funds: ECP I, ECP II, EVP and Discovery Americas I, L.P. (the “Discovery Fund”), the Company’s principal investments in ECP II, Discovery Fund and EAM. Where reference is made to the periods prior and subsequent to the IPO, the term “Private Equity Funds” refers to the Company’s principal investments in the respective private equity funds mentioned above. Each of the Private Equity Funds is managed by its own general partners and outside investors participate in the Private Equity Funds as limited partners. Investment management also includes the management of outside funds by PCB.

Note 2—Significant Accounting Policies

For a complete discussion of Evercore’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Basis of Presentation—The accompanying unaudited condensed combined/consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the SEC, the unaudited financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed combined/consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed combined/consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed combined/consolidated financial statements. These unaudited condensed combined/consolidated financial statements should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest as well as variable interest entities where the Company is deemed to be the primary beneficiary. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

The unaudited condensed combined/consolidated financial statements of the Company are comprised of the consolidation of Evercore LP, EGH and its general partner, GP Holdings, Evercore LP’s wholly-owned subsidiaries, Protego and Evercore Europe and, prior to the Reorganization, the combination of its general partners of the Private Equity Funds and Founders, entities that were wholly-owned or controlled by the Company.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company accounted for the Formation Transaction using the Members’ historical cost of the assets acquired and liabilities assumed and recorded minority interest to reflect the Members’ ongoing ownership in Evercore LP. At the time of the Formation Transaction, Members received Evercore LP partnership units in consideration for their contribution of the various entities included in the historical combined financial statements of Evercore Holdings. The Evercore LP partnership units are, subject to vesting requirements and transfer restrictions, exchangeable on a one-for-one basis for shares of Class A common stock. The Company accounts for subsequent exchanges of Evercore LP partnership units for Class A common shares of the Company based on the carrying amounts of the Members’ Evercore LP partnership units immediately before the exchange.

Subsequent to the IPO, the Company became the sole general partner of Evercore LP. The Company’s interest in Evercore LP is within the scope of the Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Although the Company has a minority economic interest in Evercore LP, it has a majority voting interest and controls the management of Evercore LP. Additionally, although the limited partners have an economic majority of Evercore LP, they do not have the right to dissolve the partnership or substantive kick-out rights or participating rights, and therefore lack the ability to control Evercore LP. Accordingly, the Company consolidates Evercore LP and records minority interest for the economic interest in Evercore LP held directly by the Members.

Investments in non-majority-owned companies in which the Company has significant influence are accounted for by the Company using the equity method.

The following accounting policies apply to both the Predecessor Company and Successor Company unless otherwise specified.

Reclassifications—Certain balances for prior periods have been reclassified to conform to the current presentation.

Accounts Receivable—Accounts receivable consists primarily of advisory fees and expense reimbursements charged to the Company’s clients. Accounts receivable as of December 31, 2006 and June 30, 2007 include unbilled client expense receivables in the amount of $2,630 and $1,328, respectively. Accounts receivable are reported net of any allowance for doubtful accounts. Management of the Company derives the estimate through specific identification for the allowance for doubtful accounts by utilizing past client transaction history and an assessment of the client’s creditworthiness, and has determined that an allowance for doubtful accounts of $208 as of December 31, 2006 and $523 as of June 30, 2007 was required.

Furniture, Equipment and Leasehold Improvements—Fixed assets, including office equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Furniture, equipment and computer hardware and software are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Net fixed assets increased during the six months ended June 30, 2007 primarily due to acquisition of $3,852 of leasehold improvements related to additional space at the Company’s headquarters in New York, New York, of which $1,700 has been accrued as of June 30, 2007, and can be found as a component of Accounts Payable and Accrued Expenses on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Minority Interest—Minority interest recorded on the unaudited condensed combined financial statements of the Predecessor Company relates to the minority interest of an unrelated third-party in EVM, the general partner of EVP. EVM is owned by the Founding Members, an unrelated third-party, which owns approximately 53%, and Evercore Venture Partners L.L.C., which owns approximately 47%. Evercore Venture Partners L.L.C. is under common ownership of the Company and is the managing member of EVM. As a result, the Company included in its Unaudited Condensed Combined Statements of Operations all of the net income of EVM with an appropriate minority interest of approximately 53%. Minority interest recorded on the unaudited condensed consolidated financial statements of the Successor Company relates to the minority interest of the Members in Evercore LP, excluding Evercore LP partnership units held by Evercore Partners, Inc., and the portion of PCB not owned by the Company.

Use of Estimates—The preparation of the unaudited condensed combined/consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed combined/consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the valuation of portfolio investments in companies owned by the Private Equity Funds (the “Portfolio Companies”), financial instruments owned, the allowance for doubtful accounts for accounts receivables, compensation liabilities, tax liabilities, deferred tax assets and liabilities, goodwill, intangible assets and other matters that affect reported amounts of assets and liabilities. Actual amounts could differ from those estimates and such differences could be material to the unaudited condensed combined/consolidated financial statements.

Financial Instruments Owned and Pledged as Collateral at Fair Value—The Successor Company’s financial instruments owned and pledged as collateral at fair value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Unaudited Condensed Combined/Consolidated Statements of Operations. The Successor Company pledges the financial instruments owned and pledged as collateral at fair value to collateralize certain financing arrangements which permits the counterparty to pledge the securities.

Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase and Securities Sold, Not Yet Purchased—As part of the Successor Company, PCB has securities purchased under agreements to resell of $116,382 at June 30, 2007, for which it had received collateral with a fair value of $116,441 at June 30, 2007. Additionally, as part of the Successor Company, PCB has securities sold under agreements to repurchase of $145,961 at June 30, 2007, for which it had pledged collateral with a fair value of $146,014 at June 30, 2007. Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement and the transferor will obtain from the transferee sufficient cash or collateral to purchase such securities during the term of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payable or receivable. As these transactions are short-term in nature, their carrying amounts are a reasonable estimate of fair value.

From time to time, the Company also has Securities Sold, Not Yet Purchased, which represent the obligation of PCB to deliver securities in sale transactions that have been executed with third-party brokers. The securities contracted to be delivered will be acquired through the purchase of these same positions by PCB in client

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

discretionary accounts with matching settlement and purchase price. As of December 31, 2006 and June 30, 2007, the Company did not have any obligations under Securities Sold, Not Yet Purchased.

Trading Securities—The Company invests in readily-marketable equity securities that are managed by EAM. Trading Securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on Trading Securities are included in the Unaudited Condensed Combined/Consolidated Statements of Operations in Investment Management Revenue.

Investments—The Company’s investments, which are accounted for under the equity method of accounting, consist of investments in Private Equity Funds, the Company’s equity investment in an EAM managed fund and the Company’s equity interest in EAM.

The Private Equity Funds consist primarily of investments in marketable and non-marketable securities of the Portfolio Companies. The underlying investments held by the Private Equity Funds are valued based on quoted market prices or estimated fair value if there is no public market. The fair value of the Private Equity Funds’ investments in non-marketable securities is ultimately determined by the Company. The Company determines fair value of non-marketable securities by giving consideration to a range of factors, including but not limited to, market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly-traded securities held by the Private Equity Funds are valued using quoted market prices.

The equity investment in a fund managed by EAM consists of readily-marketable equity securities that are valued using quoted market prices on applicable exchanges or markets.

The Company reflects its pro rata share of realized and unrealized gains and losses from changes in the values associated with the private equity investments and the fund managed by EAM. Such gains and losses are included in the Unaudited Condensed Combined/Consolidated Statements of Operations in Investment Management Revenue.

The Company holds a 41.7% interest in EAM that is accounted for under the equity method. The Company records its pro rata share of net income or losses from its investment in EAM in Investment Management Revenue on the Unaudited Condensed Combined/Consolidated Statements of Operations. Capital contributions made and distributions from EAM are reflected as an increase or decrease in the investment.

The Company annually assesses its Equity Method Investments for impairment per Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

Business Combinations—The Company accounts for acquisitions using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Goodwill and Intangible Assets—SFAS No. 142, Goodwill and Other Intangible Assets does not permit the amortization of goodwill and assets with indefinite useful lives. Instead, these assets must be reviewed annually

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

(or more frequently under certain conditions) for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets are reviewed annually for impairment. In the six months ended June 30, 2007, as a result of the issuance of an additional 159,000 shares for consideration, an additional $3,509 was recognized as goodwill related to the acquisition of Braveheart.

Share-Based Payment—On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment (“SFAS 123(R)”) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and amends SFAS No. 95, Statement of Cash Flows (“SFAS 95”). Prior to the IPO, the Predecessor Company operated as a series of partnerships, limited liability companies and Subchapter S corporations and did not historically issue stock-based compensation awards. The Company adopted SFAS 123(R) on January 1, 2006 and the impact on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition and Statements of Operations subsequent to the IPO is discussed in Note 10—Stock-Based Compensation.

Compensation and Benefits—Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), severance and stock-based compensation, but historically excluded any compensatory payments made to Members. After the Company’s IPO, compensatory payments made to these individuals are included in compensation expense. Cash and equity-based bonuses are accrued over the respective service periods to which they relate. Benefits include both Member and employee benefits expense.

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

Income Taxes—Prior to August 10, 2006, the Company had not been subject to U.S. federal income tax, but had been subject to the New York City unincorporated business tax (“UBT”) and New York City general corporate tax on its U.S. earnings, and certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. The Company’s operations were historically organized as a series of partnerships, limited liability companies and Subchapter S corporations. Taxes related to income earned by these entities represent obligations of the individual Members, partners or shareholders and have not historically been reflected in the accompanying unaudited condensed combined/consolidated financial statements. Commencing August 10, 2006, the Company became subject to U.S. corporate federal income tax on its allocable share of the results of operations of the Company. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities, as disclosed in Note 13—Income Taxes.

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

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 13—Income Taxes for disclosure in regard to the impact of the adoption of FIN 48 on the Company’s unaudited condensed consolidated financial statements.

Net Income Per Share—Subsequent to the IPO, the Company computes net income per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing income available to common shareholders by the weighted average of common shares outstanding for the period, including vested RSUs. Diluted net income per share reflects the assumed conversion of all dilutive securities, including non-vested restricted stock and RSUs using the treasury stock method. See Note 9—Net Loss Per Share. Prior to the Reorganization, the Company historically operated as a series of related partnerships, limited liability and Subchapter S corporations under the common control of the Members. There was no single capital structure upon which to calculate historical net income per share information. Accordingly, net income per share information has not been presented for the Predecessor Company.

Net Income—As a result of the Company operating as a series of partnerships, limited liability companies and Subchapter S corporations, payment for services rendered by the Members has historically been accounted for as a distribution from Members’ capital rather than as compensation and benefits expense prior to the IPO. As a result, the Company’s net income historically has not reflected payments for services rendered by its Members. These compensatory payments that occur after the Company’s IPO are included in Employee Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Operations.

Note 3—Recent Accounting Pronouncements

SFAS 157—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on the Company’s financial condition, results of operations and cash flows.

SFAS 159—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on the Company’s financial condition, results of operations and cash flows.

Note 4—Related Parties

The Company remits payment for expenses on behalf of the Private Equity Funds and is reimbursed accordingly. During the six months ended June 30, 2006 and 2007, the Company disbursed $733 and $1,082, respectively, on behalf of these entities. Included in Receivable from Affiliates on the Unaudited Condensed Consolidated Statements of Financial Condition as of December 31, 2006 and June 30, 2007 are reimbursable

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

expenses relating to the Private Equity Funds in the amounts of $1,189 and $1,939, respectively. Payables to these affiliates amounted to $25 and $0 as of December 31, 2006 and June 30, 2007, respectively.

Effective October 28, 2005, EGH acquired (indirectly through a wholly-owned subsidiary) the right to invest in EAM, an entity engaged in the asset management business. The Company’s investment in EAM is accounted for under the equity method. Although EAM is considered a variable interest entity, the Company is not the primary beneficiary, and thus, not required to consolidate EAM. In addition, EAM and East are parties to a service level agreement whereby East provides certain administrative services to EAM. EAM provides certain investment and sales related consulting services that benefit the investment management segment of the Company. The Company has a payable of $281 and $25 to EAM as of December 31, 2006 and June 30, 2007, respectively. These balances are included in Payables to Affiliates.

Advances in the amount of $410 made to individuals who had accepted employment offers with the Company are also included in Receivable from Employees and Related Parties on the Unaudited Condensed Consolidated Statements of Financial Condition as of December 31, 2006 and June 30, 2007.

Amounts due in connection with personal expenses paid by the Company on behalf of employees and related parties totaled $66 and $44 as of December 31, 2006 and June 30, 2007, respectively, and are included in Receivable from Employees and Related Parties. These receivables are non-interest bearing and are repaid to the Company on a periodic basis.

Also included in Receivable from Employees and Related Parties are reimbursable expenses due from portfolio companies of the Company’s Private Equity Funds of $967 and $1,661 as of December 31, 2006 and June 30, 2007, respectively.

Pursuant to the acquisition of Braveheart, the Company issued $3,000 of interest-bearing notes to Braveheart’s shareholders. These notes bear interest at LIBOR plus 100 basis points and are due in 2010 but may be redeemed by the holders at any time after October 31, 2007. These notes are reflected in Notes Payable to Related Parties on the Unaudited Condensed Consolidated Statements of Financial Condition.

Payable to Employees at December 31, 2006 and June 30, 2007 is $338 and $1,192, respectively. As discussed in Note 6 and 13, during the three months ended June 30, 2007, Members exchanged a number of Evercore LP partnership units for common shares of the Company. This exchange triggered a tax receivable agreement that was entered into at the time of the Formation Transaction between the Company and the Members. The agreement provides for the Members to retain 85% of the tax benefits resulting from the exchange and for the Company to retain 15% of such benefits. The triggering of the tax receivable agreement resulted in an increase in Payable to Employees and Related Parties and Amounts Due to Related Parties Pursuant to Tax Receivable Agreement of $1,192 and $35,267, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2007.

Investment Management Revenue includes income from related parties earned from the Company’s Private Equity Funds for portfolio company fees, management fees, carried interest and realized and unrealized gains and losses of private equity fund investments. Total investment management revenues from related parties amounted to $3,491, $7,282, $15,742 and $10,670 for the three and six months ended June 30, 2006, and 2007, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Included in income from related parties for the three and six months ended June 30, 2007 is $225 and $4,120, respectively, of advisory fees from a client that maintains one of the Company’s Senior Managing Directors as a director.

Note 5—Investments

The Company’s investments reported in the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in Private Equity Funds, the Company’s equity investment in an EAM managed fund and the Company’s equity interest in EAM. These investments are accounted for under the equity method.

Prior to the IPO, investments in the Private Equity Funds primarily include the general partner and Founders’ entities investments in the Private Equity Funds. Subsequent to the IPO, the investments primarily include investments in ECP II and the Discovery Fund. Portfolio holdings of the Private Equity Funds are fair valued as discussed in Note 2—Significant Accounting Policies. Accordingly, the Company reflects its pro rata share of unrealized gains, losses and carried interest of those fair values. Additionally, the Company reflects its pro rata share of unrealized gains, losses and carried interest associated with any investment realizations.

Net realized and unrealized gains and losses on Private Equity Fund investments, including carried interest and gains and losses on investments, were $(173), $3,971, $4,943 and $3,922 for the three and six months ended June 30, 2006 and 2007, respectively, and are included on the Unaudited Condensed Combined/Consolidated Statements of Operations in Investment Management Revenue.

As of December 31, 2006 and June 30, 2007, EAM had a carrying value of $426 and $1,818, respectively. In January 2007, the Company invested an additional $1,947 in EAM. For the three and six months ended June 30, 2006 and 2007, the investment resulted in unrealized losses of $193, $271, $299 and $555, respectively, which are included on the Unaudited Condensed Combined/Consolidated Statements of Operations in Investment Management Revenue.

In 2006, the Company invested in EAM managed funds. The funds principally hold readily-marketable investment securities. The Company’s investment of $5,000 had a market value of $4,858 as of June 30, 2007, with a net unrealized loss of $285 and $142 for the three and six months ended June 30, 2007, respectively.

A summary of the Company’s Investments as of December 31, 2006 and June 30, 2007 is as follows:

	December 31, 2006	June 30, 2007
Investments, equity method:
ECP II	$7,274	$11,197
Discovery Fund	2,311	2,332

Total Private Equity Funds	9,585	13,529
EAM	426	1,818
Fund Investments	5,998	4,858

Total Investments, equity method	$16,009	$20,205

See Note 11—Commitments and Contingencies for commitments of future capital contributions to the Private Equity Funds.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 6—Stockholders’ Equity

During the three months ended June 30, 2007, the Company sold 1,581,778 shares of newly-issued Class A common shares at $29.50 per share, less an underwriting discount of $1.55 per share and direct expenses of issuing the shares of $2,117. The Company used the net proceeds from the newly-issued shares to purchase an additional 1,581,778 newly-issued Evercore LP partnership units from Evercore LP. The result of the above transactions was an increase in Common Stock and Additional Paid-in-Capital of $16 and $42,080, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2007.

The Company also purchased 31,903 Class A common shares of Treasury Stock from an employee at $30.35 per share during the three months ended June 30, 2007. The Company accounts for purchases of Treasury Stock at cost and includes the Treasury Stock as a separate component of Stockholders’ Equity until such time as the Treasury Stock is retired. The result of the above transaction was an increase in Accounts Payable and Accrued Expenses and Treasury Stock of $968 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2007.

During the three months ended June 30, 2007, the Company issued 159,000 shares for consideration in association with the acquisition of Braveheart resulting in an increase to Common Stock and Additional Paid-In-Capital of $2 and $3,507, respectively, on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2007.

As discussed in Note 2, the Company accounts for subsequent exchanges of Evercore LP partnership units for Class A common shares of the Company based on the carrying amounts of the Members’ Evercore LP partnership units immediately before the exchange. During the three months ended June 30, 2007, Members exchanged 2,942,932 Evercore LP partnership units for Class A common shares of the Company on a one-for-one basis. This exchange resulted in an increase in Common Stock and Additional Paid-in-Capital of $29 and $9,214, respectively, and a corresponding decrease in Minority Interest of $9,243 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2007. Additionally, due to the exchange, causing a step up in tax basis, and pursuant to a Tax Receivable Agreement, Additional Paid-In-Capital increased $6,433 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2007. See Note 13—Income Taxes. The Members, including the Founding Members, subsequently sold 2,942,932 shares of Class A common stock to a syndicate of underwriters in a public offering of the Company’s common stock. This sale resulted in Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, which in turn resulted in the vesting of 4,853,164, or 50%, of unvested Evercore LP partnership units, 1,013,754 unvested restricted stock units (“RSUs”) and 90,606 unvested shares of restricted stock. The vesting of Evercore LP partnership units resulted in a non-cash charge to compensation expense and an offsetting increase in Minority Interest of $101,916 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2007 and the vesting of RSUs and restricted stock resulted in a $23,944 non-cash charge to compensation expense and an offsetting increase in Common Stock, Additional Paid-in-Capital and Stock-based Compensation Awards of $1, $3,047 and $20,896, respectively on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2007. See Note 10—Stock-Based Compensation.

During the three and six months ended June 30, 2007, the Company declared and paid dividends of $.10 and $.17 per share, respectively, totaling $1,110 and $1,555, respectively. The Company’s Board of Directors declared on August 6, 2007, a quarterly cash dividend of $.12 per share, totaling $1,332 to the holders of Class A common stock as of August 31, 2007, which will be paid on September 14, 2007.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 7—Employee Benefit Plans

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

The Company did not make any Plan contributions for the three or six months ended June 30, 2006 and 2007.

Evercore Europe Defined Contribution Benefit Plan—Evercore Europe established the Evercore Partners Limited Group Personal Pension Plan (the “Evercore Europe Plan”), a defined contribution benefit plan, in November 2006 for Evercore Europe employees. The Evercore Europe Plan has a salary deferral feature as permitted under existing tax guidelines for the Inland Revenue Service in the United Kingdom. Evercore Europe employees must elect to participate in the plan, and Evercore Europe has a minimum annualized contribution of 15% to 40% of an employee’s salary for all employees who participate, depending on the respective employee’s level within the Company.

Evercore Europe employees are also eligible to contribute up to 10% of their salary to the Evercore Europe Plan. Under the terms of the Evercore Europe Plan, if an employee contributes a minimum of 7.5% to 10% of their salary to the plan, Evercore Europe must make a matching contribution of 5% to 10% of the employee’s salary depending on the employee’s level within the company.

The Evercore Europe Plan costs for the three and six months ended June 30, 2007 totaled $199 and $397, respectively.

Note 8—Minority Interest

Minority Interest recorded in the unaudited condensed consolidated financial statements of the Successor Company relates to the minority interest of the Members in Evercore LP, excluding Evercore LP partnership units held by Evercore Partners Inc., and a 30% interest in PCB not owned by the Company.

The minority interest ownership of the Members in Evercore LP associated with their vested Evercore LP partnership units was $36,138 and $52,957 as of December 31, 2006 and June 30, 2007, respectively. Changes in the minority ownership of the Members in Evercore LP during the six months ended June 30, 2007 were as follows:

	Amount	Percentage Interest
Balance at January 1, 2007	$36,138	67.9%
Changes during the six months ended June 30, 2007
Adoption of FIN 48—see Note 13	(534)

Operating loss	(44,983)
Distributions to partners	(30,337)
Exchange of Evercore LP partnership units for Evercore Class A common shares	(9,243)
Vesting of additional Evercore LP partnership units	101,916

Balance at June 30, 2007	$52,957	58.0%

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

The minority interest balance associated with PCB was $780 and $588 as of December 31, 2006 and June 30, 2007, respectively. PCB minority interest holders were allocated $(113) and $(192) in losses associated with PCB for the three and six months ended June 30, 2007, respectively.

Note 9—Net Loss Per Share

The Company’s net loss and weighted average shares outstanding for the three months and six months ended June 30, 2007 consists of the following:

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Net loss available for Class A common stockholders	$(44,174)	$(39,953)
Weighted average shares outstanding:
Basic	9,432	8,019
Diluted	9,432	8,019

Net income per share information is not applicable for reporting periods prior to August 10, 2006. The calculations of basic and diluted net loss per share amounts for the three and six months ended June 30, 2007, are described and presented below.

Basic Net Loss Per Share

Numerator—utilizes net loss available for Class A common stockholders for the three and six months ended June 30, 2007.

Denominator—utilizes the weighted average shares of Class A common stock outstanding, including 727,442 and 480,047 shares of vested RSUs, for the three and six months ended June 30, 2007, respectively.

Diluted Net Loss Per Share

Numerator—utilizes net loss available for Class A common stockholders for the three and six months ended June 30, 2007 as in the basic net loss per share calculation described above, plus the minority interest related to the assumed exchange of Members’ Evercore LP partnership units for Class A common shares, offset by assumed additional corporate taxes.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Denominator—utilizes the weighted average number of shares of Class A common stock, including vested RSUs, for the three and six months ended June 30, 2007 as in the basic net loss per share calculation described above, plus the assumed exchange of Members’ Evercore LP partnership units for Class A common shares, plus additional shares of the Company’s common stock to be issued pursuant to non-vested restricted stock and RSUs, as calculated using the treasury stock method.

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Basic Net Loss Per Share of Class A Common Stock
Numerator:
Net loss available for Class A common stockholders	$(44,174)	$(39,953)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	9,432	8,019

Basic Net Loss Per Share of Class A Common Stock	$(4.68)	$(4.98)

Diluted Net Loss Per Share of Class A Common Stock
Numerator:
Net loss available for Class A common stockholders	$(44,174)	$(39,953)
Add (deduct)—dilutive effect of:
Minority Interest related to the assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a )	(a )
Associated corporate taxes related to the assumed elimination of Minority Interest described above	(a )	(a )

Diluted Net Loss available for Class A common stockholders	$(44,174)	$(39,953)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	9,432	8,019
Add—dilutive effect of:
Assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a )	(a )
Additional shares of the Company’s common stock to be issued pursuant to non-vested restricted stock and RSUs, as calculated using the treasury stock method	(b )	(b )

Diluted weighted average number of shares of Class A common stock outstanding	9,432	8,019

Diluted Net Loss Per Share of Class A Common Stock	$(4.68)	$(4.98)

(a)	During the three and six months ended June 30, 2007, the Evercore LP partnership units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net loss per share of Class A common stock. These interests included 13,430,500 and 15,340,732 vested Evercore LP partnership units as of December 31, 2006 and June 30, 2007, respectively. Antidilution is the result of the Company having a loss for the three and six months ended June 30, 2007 and of the vested Evercore LP partnership units bearing a portion of income allocable to vested RSUs.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

(b)	During the three and six months ended June 30, 2007, the additional shares of the Company’s common stock to be issued pursuant to non-vested restricted stock and RSUs, as calculated using the treasury stock method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share of Class A common stock. The additional shares that would have been included in the computation of diluted net loss per share of Class A common stock if the effect would have been dilutive were 52,068 and 64,909 for the three and six months ended June 30, 2007, respectively. Antidilution is the result of the Company having a loss for the three and six months ended June 30, 2007.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net loss per share of Class B common stock have not been presented.

Note 10—Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values.

2006 Stock Incentive Plan. In 2006 the Company’s board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other awards based on the Company’s Class A common stock. The Compensation Committee of the board of directors administers the 2006 Plan and determines who receives awards under the 2006 Plan, as well as the form of the awards, the number of shares underlying the awards, and the terms and conditions of the awards consistent with the terms of the 2006 Plan. The total number of shares of Class A common stock which may be issued under the 2006 Plan is 20,000,000 and the Company intends to use newly-issued shares of Class A common stock to satisfy any awards under the 2006 Plan. Shares of Class A common stock underlying any award granted under the 2006 Plan that expires, terminates or is cancelled or satisfied for any reason without being settled in stock again become available for awards under the 2006 Plan. The total shares available to be granted in the future under the 2006 Plan were 17,736,329 and 17,220,057 as of December 31, 2006 and June 30, 2007, respectively.

Equity Grants—Evercore LP Partnership Units. At the time of the Reorganization, Members and certain trusts benefiting certain of their families received 13,430,500 vested and 9,706,329 unvested Evercore LP partnership units. The Evercore LP partnership units are exchangeable into Class A common stock of the Company on a one-for-one basis once vested. 4,853,164 Evercore LP partnership units vested during the three months ended June 30, 2007 when the Company’s Founding Members and the chairman of Protego, and trusts benefiting their families and permitted transferees, collectively, ceased to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected. The Company recorded $101,916 in compensation expense during the three months ended June 30, 2007, which represented the value of the 4,853,164 Evercore LP partnership units at the date of the Reorganization. The remaining unvested Evercore LP partnership units will vest upon the earliest to occur of the following events:

•

when the Founding Members and chairman of Protego, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 50% of the aggregate Evercore LP partnership units owned by them at the time of the Reorganization;

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

•	a change of control of the Company; or

•

two of the Founding Members and the chairman of Protego are not employed by, or do not serve as a director of, Evercore Partners Inc. or one of its affiliates within a 10-year period following the IPO.

In addition, 100% of the unvested Evercore LP partnership units will vest if such Member dies or becomes disabled while in the Company’s employ. The Company’s Equity Committee, which is comprised of the Founding Members and the chairman of Protego, may also accelerate vesting of unvested Evercore LP partnership units at any time.

Equity Grants—Restricted Stock and Restricted Stock Units. At the time of the Reorganization, and pursuant to the 2006 Plan, the Company granted to the Company’s employees 2,286,055 RSUs, which are convertible into Class A common stock on a one-for-one basis once vested. 207,116 of the RSUs fully-vested at the time of the Reorganization and, as a result, the Company recorded compensation expense at the time of the Reorganization equal to the value of these fully-vested RSUs. The remaining unvested RSUs have the same vesting requirements as the unvested Evercore LP partnership units described above.

Each outside director at the date of the Reorganization received a one-time award of RSUs with a value of $50 upon their initial appointment to the Board. These RSUs were issued pursuant to the 2006 Plan and vest, and are being amortized into compensation expense, over two years.

Subsequent to the Reorganization, the Company granted new and existing employees RSUs and restricted stock. Certain of these awards vest upon the same terms as the Evercore LP partnership units and the RSUs issued at the time of the Reorganization (“Event-based Awards”) and certain of these awards vest from one to four years (“Service-based Awards”). During the first six months of 2007, pursuant to the 2006 Plan, the Company granted employees 90,606 shares of restricted stock and 90,479 RSUs that are Event-based Awards and 509,237 RSUs that are Service-based Awards. These awards had grant date fair values of $29.48 to $33.64 per share. 1,134,519 Event-based Awards vested during the three months ended June 30, 2007 and the Company recorded $25,710 in compensation expense. Compensation expense related to Service-based Awards was $880 and $1,671 for the three and six months ended June 30, 2007, respectively.

Compensation expense recognized pursuant to stock-based awards is based on the grant date fair value of the award. The fair value (as measured on the grant date) of Service-based Awards is amortized over the vesting periods or requisite service periods as required under SFAS 123(R) and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method until vested. Once vested, RSUs and restricted stock are included in the basic and diluted weighted average shares of Class A common stock outstanding. Expense relating to RSUs and restricted stock is charged to Employee Compensation and Benefits within the Unaudited Condensed Combined/Consolidated Statements of Operations.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

The following table summarizes activity related to stock-based compensation awards during the six months ended June 30, 2007:

	Event-based Awards				Service-based Awards
	Number	Grant Date Weighted Average Fair Value	Maximum Contractual Term (in months)	Weighted Average Remaining Term (in months)	Number	Grant Date Weighted Average Fair Value	Maximum Contractual Remaining Term (in months)	Weighted Average Remaining Term (in months)
Unvested Balance at January 1, 2007	11,753,360	$246,821	NA	NA	9,524	$200	19	19

Granted	181,085	6,058			509,237	16,633

Forfeited	(171,312)	(3,597)			(2,738)	(87)
Vested	(5,987,683)	(127,627)			—	—

Unvested Balance at June 30, 2007	5,775,450	$121,655	NA	NA	516,023	$16,746	48	43

Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied.

The total income tax benefit related to stock-based compensation arrangements recognized in the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 was $4,154 and $4,616, respectively.

Note 11—Commitments and Contingencies

Operating Leases—The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Combined/Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2007 includes $715, $3,354, $1,328 and $4,532, respectively, of occupancy rental expense relating to operating leases.

In 2006, the Company agreed to lease an additional 124,000 square feet of office space at the Company’s principal executive offices at 55 East 52nd Street, New York, New York. The term of the lease expires on April 29, 2023. The rental payment obligations under the lease are as follows: $9,578 per year for years one through five of the lease term; $10,200 per year for years six through ten of the lease term; $10,822 per year for years 11 through 15 of the lease term and $11,444 per year for year 16 through the expiration of the lease term. The Company took possession of all of this space by June 2007. Evercore intends to sublease a portion of this space to a third party. In connection with the execution of the lease, the Company delivered a security deposit in the form of an unsecured letter of credit in the amount of $4,789. If the Company does not meet certain covenants of the unsecured letter of credit agreement, the Company may be required to secure the letter of credit. As of June 30, 2007, the Company maintains, as part of the leases for office space in New York, irrevocable standby letters of credit as security in the amount of $1,446. With respect to such letters of credit, $627 expires in 2007 and $819 expires each December 31, resetting annually through 2012. The Company was required to

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

maintain compensating balances of $1,519 as of December 31, 2006 and June 30, 2007. No amounts have been drawn down under the respective letters of credit.

The Company has entered into various operating leases for the use of certain office equipment and furniture. For the three and six months ended June 30, 2006, and 2007, rental expense for office equipment and furniture is included in Occupancy and Equipment Rental on the Unaudited Condensed Combined/Consolidated Statements of Operations and totaled $46, $149, $74 and $203, respectively.

Other Commitments—At June 30, 2007, the Company has unfunded commitments for capital contributions of $1,861 to the Private Equity Funds. These commitments primarily will be funded as required through the end of each Private Equity Funds’ investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

Legal—

General

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. In addition, Mexican, United Kingdom and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matter described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Additionally, in the past, the Company or its present personnel have been named as a defendant in civil litigation matters involving present or former clients.

In re High Voltage Engineering Corp. (“High Voltage”) in the U.S. Bankruptcy Court for the District of Massachusetts and Stephen S. Gray, Trustee (“Trustee”) of The High Voltage Engineering Liquidating Trust. v. Evercore Restructuring L.P. Evercore Restructuring L.L.C (collectively, “Evercore Restructuring”) et al., in the United States District Court of Massachusetts.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

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

In addition, on August 15, 2006, the same Plaintiff filed a complaint against Evercore and Jefferies & Company, Inc. in the United States District Court of Massachusetts. The Plaintiff’s complaint asserts claims against Evercore Restructuring for gross negligence and breach of fiduciary duty in connection with a 2003 client engagement. Evercore has filed a motion for judgment on the pleadings, briefing on the motion was completed by January 16, 2007, and a hearing on the motion occurred January 23, 2007. No ruling on the motion has been issued at this time. Although it is not possible to predict with a reasonable degree of certainty the likely outcome of this action, Evercore Restructuring has substantial meritorious defenses to the Plaintiff’s allegations and plans vigorously to contest the allegations.

Note 12—Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of December 31, 2006 and June 30, 2007 was $11,229 and $25,886, respectively, which exceeded the minimum net capital requirement by $10,874 and $22,545, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Note 13—Income Taxes

Prior to August 10, 2006, the Company had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on its U.S. earnings, and certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the Reorganization and IPO, the operating business entities of the Company were

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes payable as of December 31, 2006 and June 30, 2007 were $5,822 and $3,936, respectively.

For the three and six months ended June 30, 2007, the portion of the Company’s income subject to corporate federal, state and local income taxes was taxed at an effective tax rate of 40.2% and 40.5%, respectively, included as part of the tax provision of $643 and $5,578, respectively. The Company’s consolidated effective tax rate includes a rate benefit attributable to the fact the Company operates as a series of limited liability companies and flow-through entities not subject to corporate level taxes, and additional impact associated with the Follow-On Offering, as discussed in Note 10, thereby reducing the 40.2% to (0.6%) and 40.5% to (7.1%) for the three and six months ended June 30, 2007, respectively.

The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment management income earned in the tax jurisdictions in which the firm operates and invests. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Unaudited Condensed Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2006	June 30, 2007
Deferred Tax Assets:
Depreciation and Amortization	$494	$1,954
Compensation and Benefits	907	5,831
Step Up in Basis Due to the Exchange of Evercore LP Partnership Units for Class A Common Shares	—	41,208
Other	373	57

Total Deferred Tax Assets	1,774	49,050

Deferred Tax Liabilities:
Depreciation and Amortization	107	325

Total Deferred Tax Liabilities	107	325

At December 31, 2006 and June 30, 2007, the Company recognized deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company, which totaled $1,774 and $50,453, respectively. Of the $50,453, $1,402 is classified as a Current Deferred Tax Asset, and has been netted against Taxes Payable on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2007. The increase in gross deferred tax assets of $48,679 was attributable to the tax effect of a $4,924 increase due to compensation deductions for financial reporting purposes associated with RSUs and restricted stock that vested during the period, the $1,200 amortization of intangible assets associated with the Braveheart and Protego acquisitions. In addition, as discussed in Note 6, during the three months ended June 30, 2007, Members exchanged a number of Evercore LP partnership units for common shares of the Company. This exchange resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered a tax receivable agreement that was entered into at the time of the Formation Transaction between the

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Company and the Members. The agreement provides for the Members to retain 85% of the tax benefits resulting from the exchange and for the Company to retain 15% of such benefits. The triggering of the tax receivable agreement resulted in an increase in Deferred Tax Asset—Current, Deferred Tax Asset – Non-Current, Payable to Employees and Related Parties, Amounts Due to Related Parties Pursuant to Tax Receivable Agreement and Additional Paid-in-Capital of $1,402, $41,490, $1,192, $35,267 and $6,433, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2007. The $218 increase in deferred tax liabilities was due to the goodwill amortization that is deductible for tax purposes, and is associated with the Braveheart and Protego acquisitions during the year.

Based on the Company’s historical taxable income and its expected future earnings, management has evaluated the uncertainty associated with booking tax benefits and has determined that the deferred tax assets will be realized as offsets to deferred tax liabilities and future taxable income.

As discussed in Note 2, the Company applied the provisions of FIN 48 on January 1, 2007. The cumulative effect of the Company’s adoption of FIN 48 was a charge of $534 and $252 to the January 1, 2007 Minority Interest and Retained Earnings balances, respectively. As a result of the implementation of FIN 48, the Company increased its existing liabilities by $852, including $633 of interest and penalties, which includes $67 of interest for the three months ended June 30, 2007. This resulted in a $1,565 FIN48 liability as of June 30, 2007. There have been no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded during the six months ended June 30, 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

Note 14—Segment Operating Results

Business Segments—The Company’s business results are categorized into the following two segments: advisory and investment management. Advisory includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, and similar corporate finance matters. Investment management includes the management of outside capital invested in the Private Equity Funds, the management of outside capital by PCB, the Company’s principal investments in the Private Equity Funds and the Company’s share of the results of EAM and the Company’s direct investments in EAM managed products.

The Company’s segment information for the three and six months ended June 30, 2006 and 2007 is prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include stock-based compensation costs associated with the Follow-On Offering plus amortization of intangibles associated with the acquisition of Protego and Braveheart.

The Company evaluates segment results based on net revenue and operating income, both including and excluding the impact of the Other Expenses.

Corporate-level activity represents operating expenses not specifically attributable to a segment. These expenses primarily include professional fees relating to the preparation of the Company’s historical financial statements that were not directly attributable to the IPO, costs associated with the Line of Credit and costs of operating as a public entity.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company believes that the following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, other expenses, operating income and total assets.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2006 Combined	2007 Consolidated	2006 Combined	2007 Consolidated
		PREDECESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR
Advisory	Net Revenues (1)	$40,336	$57,650	$72,834	$142,174
	Operating Expenses	11,903	30,908	23,118	81,235
	Other Expenses (2)	—	101,201	—	105,456

	Segment Operating Income	$28,433	$(74,459)	$49,716	$(44,517)

	Identifiable Segment Assets (3)	$54,081	$272,602	$54,081	$272,602

Investment Management	Net Revenues (1)	$3,154	$8,262	$16,282	$13,234
	Operating Expenses	3,572	7,567	9,213	14,762
	Other Expenses (2)	—	28,358	—	28,358

	Segment Operating Income	$(418)	$(27,663)	$7,069	$(29,886)

	Identifiable Segment Assets (3)	$29,821	$198,390	$29,821	$198,390

Corporate	Operating Expenses (2)	$2,451	$1,524	$4,301	$5,147

Total	Net Revenues (1)	$43,490	$65,912	$89,116	$155,408
	Operating Expenses	17,926	39,999	36,632	101,144
	Other Expenses (2)	—	129,559	—	133,814

	Segment Operating Income	$25,564	$(103,646)	$52,484	$(79,550)

	Identifiable Segment Assets (3)	$83,902	$470,992	$83,902	$470,992

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

(1) Net revenues include Interest Income and Other Revenue and Interest Expense as set forth in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006 Combined	2007 Consolidated	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR
Segment Interest Income and Other Revenue and Interest Expense
Advisory	$163	$897	$264	$1,475
Investment Management	16	3,902	36	6,753

Total Interest and Other Revenue	179	4,799	300	8,228
Less Interest Expense	—	3,581	—	5,929

Total	$179	$1,218	$300	$2,299

(2) Other expenses includes the costs incurred in accordance with the Follow-On Offering and the amortization of intangible assets acquired from Protego and Braveheart, as set forth in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006 Combined	2007 Consolidated	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR
Segment Other Expenses
Advisory—Contingently Vested Equity Awards	$—	$97,550	$—	$97,550
Advisory Intangible Asset Amortization	—	3,651	—	7,906

Total Advisory Other Expenses	—	101,201	—	105,456

Investment Management—Contingently Vested Equity Awards	—	28,358	—	28,358

Total Investment Management Other Expenses	—	28,358	—	28,358

Total	$—	$129,559	$—	$133,814

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006 Combined	2007 Consolidated	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR
Segment Depreciation and Amortization
Advisory	$241	$294	$450	$598
Investment Management	42	159	95	281

Total	$283	$453	$545	$879

(3) Goodwill has been included in the Advisory Segment only since at the date of the acquisitions Braveheart and Protego were principally Advisory businesses.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(dollars in thousands, except per share amounts, unless otherwise noted)

Geographic Information—The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006 Combined	2007 Consolidated	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR
Net Revenues: (1)
United States	$26,113	$42,849	$69,421	$112,509
Europe	17,198	18,223	19,395	30,811
Latin America	—	3,622	—	9,789

Total	$43,311	$64,694	$88,816	$153,109

(1)	Excludes Interest Income and Other Revenue.

The Company earned revenue in the following geographic areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006 Combined	2007 Consolidated	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR
Net Revenues: (1)
United States	$43,311	$43,122	$88,816	$113,078
Europe	—	17,949	—	30,156
Latin America	—	3,623	—	9,875

Total	$43,311	$64,694	$88,816	$153,109

(1)	Excludes Interest Income and Other Revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q.

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

•

Advisory generates revenue from fees for providing advice on matters of strategic importance to our clients, including mergers, acquisitions, restructurings, divestitures, leveraged buy-outs, recapitalizations and other corporate transactions. Our advisory segment generated $56.8 million, or 86.2%, of our net revenue in the three months ended June 30, 2007; $40.2 million, or 92.4%, of our net revenue in the three months ended June 30, 2006; $140.8 million, or 90.6%, of our net revenue in the six months ended June 30, 2007 and $72.6 million, or 81.4%, of our net revenue in the six months ended June 30, 2006.

•

Investment management generates revenue from fees earned for managing the Private Equity Funds and the portfolio companies of the Private Equity Funds. In addition, we earn revenue from incentive fees, referred to as carried interest, earned when certain financial returns are achieved over the life of a fund, through net gains and losses on investments of our own capital in the funds, and from other sources. Investment management also generates revenue from managing funds invested in public securities. Our investment management segment generated $7.8 million, or 11.9%, of our net revenue in the three months ended June 30, 2007; $3.1 million, or 7.2%, of our net revenue in the three months ended June 30, 2006; $12.3 million, or 7.9%, of our net revenue in the six months ended June 30, 2007 and $16.2 million, or 18.2%, of our net revenue in the six months ended June 30, 2006.

Reorganization

Formation Transaction

Prior to the IPO, our business, or Predecessor Company had historically been owned by our Senior Managing Directors. On August 10, 2006, pursuant to a contribution and sale agreement, dated as of May 12, 2006, our Senior Managing Directors contributed to Evercore LP each of the various entities included in our historical combined financial statements that were under common control of the Members, with the exception of the general partners of ECP I, ECP II and EVP and certain other entities through which Messrs. Altman and Beutner fund their capital commitments to ECP I, forming the Successor Company. The Successor Company has continued to conduct the same business as the Predecessor Company.

More specifically, our Senior Managing Directors contributed to Evercore LP all of the equity interests in:

•

Evercore Group Holdings L.P., a Delaware limited partnership (“EGH”) and its general partner, Evercore Group Holdings L.L.C. EGH wholly owns Evercore Partners Services East L.L.C. (“East”), the operating company that in turn wholly owns the advisors to the ECP II and EVP funds and certain other entities. As part of the Formation Transaction, Evercore Advisors L.L.C., the advisor to ECP I; Evercore Group L.L.C., Evercore’s registered broker-dealer and Evercore Properties L.L.C., Evercore’s leaseholding entity were sold to East. In addition, EGH, through its non-managing membership in the general partner of ECP II, had direct investments with carrying value of $11.2 million and $1.7 million of minimum unfunded commitments to that fund as of June 30, 2007.

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

In exchange for these contributions to Evercore LP, our Senior Managing Directors and certain trusts benefiting certain of their families received 11,670,313 vested and 9,354,967 unvested Evercore LP partnership units. The vesting arrangements applicable to these Evercore LP partnership units are described under “—Operating Expenses—Employee Compensation and Benefits Expense”. In addition, we distributed cash to the Members so as to distribute to them all earnings for the period from January 1, 2006 to the date of the closing of the contribution and sale agreement.

We accounted for this transaction, which we refer to as the “Formation Transaction” using the Members’ historical cost of the assets acquired and liabilities assumed and recorded minority interest to reflect the Members’ ongoing ownership in Evercore LP. We account for the unvested Evercore LP partnership units issued in the Formation Transaction as future compensation expense. See “Follow-On Offering of Evercore Partners Inc. Class A Common Stock”.

Combination with Protego

Protego’s business historically was owned by its directors and other stockholders and conducted by Protego and its subsidiaries and Protego SI. Concurrently with the Formation Transaction, we and Protego undertook the following steps pursuant to the contribution and sale agreement, which we refer to collectively as the “Protego Combination”:

•

Evercore LP acquired Protego and its subsidiaries (including a 70% interest in PCB, Protego’s asset management subsidiary), and Protego SI in exchange for $7.0 million aggregate principal amount of non-interest bearing notes; and

•

Mr. Aspe and the other Protego directors became Senior Managing Directors of Evercore Partners Inc. and subscribed, collectively with certain companies they control, certain trusts benefiting their families and a trust benefiting certain directors and employees of Protego, for 1,760,187 vested and 351,362 unvested Evercore LP partnership units.

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

IPO

On August 16, 2006, we completed the IPO of our Class A common stock by issuing 4,542,500 shares of our Class A common stock, including shares issued to our underwriters pursuant to their election to exercise in full their overallotment option, for cash consideration of $19.53 per share (net of underwriting discounts) to a syndicate of underwriters. Evercore Partners Inc. contributed all of the net proceeds from the IPO to Evercore LP, and Evercore LP issued to Evercore Partners Inc. a number of Evercore LP partnership units equal to the number of shares of Class A common stock that Evercore Partners Inc. issued in connection with the Protego Combination and in the IPO. Evercore Partners Inc. also became the sole general partner of Evercore LP.

As a result of the Formation Transaction, the Protego Combination and the other transactions described above, which we collectively refer to as the “Reorganization,” immediately following the IPO:

•	Evercore Partners Inc. became the sole general partner of Evercore LP and, through Evercore LP and its subsidiaries, operates our business, including the business of Protego;

•

our Senior Managing Directors, including the former directors of Protego, and certain companies they control, certain trusts benefiting certain of their families and a trust benefiting certain directors and employees of Protego held 51 shares of our Class B common stock and 23,136,829 Evercore LP partnership units; and

•

our public stockholders (including certain former stockholders of Protego who received $0.95 million payable in shares of our Class A common stock as described above) collectively owned 4,587,738 shares of Class A common stock.

The Class B common stock provides its holder with no economic rights but entitles the holder to a number of votes equal to the number of Evercore LP partnership units held by such holder. Subject to the vesting and transfer restriction provisions of the Evercore LP partnership agreement, the limited partners of Evercore LP are entitled to exchange their Evercore LP partnership units for shares of Class A common stock on a one-for-one basis, subject to customary rate adjustment for stock splits, stock amendments and reclassifications.

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

Follow-On Offering of Evercore Partners Inc. Class A Common Stock

On May 23, 2007 we completed a Follow-On Offering for the sale of an additional 1,581,778 shares of Class A common stock for cash consideration of $27.95 per share (net of underwriting discounts). We contributed all of the net proceeds from this follow-on offering to Evercore LP, and Evercore LP issued to us 1,581,778 Evercore LP partnership units. In conjunction with this follow-on offering Members exchanged 2,942,932 Evercore LP partnership units for shares of our Class A common stock on a one-for-one basis. We accounted for the exchange of Evercore LP partnership units for shares of Class A common stock based on the carrying amounts of the Members’ Evercore LP partnership units immediately before the exchange. See Note 6—Stockholders’ Equity. Additionally, due to the exchange, and pursuant to a Tax Receivable Agreement, we recorded deferred tax assets of $42.9 million, payables to related parties of $36.5 million and an increase in Additional Paid-in-Capital of $6.4 million. See Note 13—Income Taxes.

The Follow-On Offering related transactions resulted in Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, which in turn resulted in the vesting of 4,853,164, or 50%, of the unvested Evercore LP partnership units, 1,013,754 unvested RSUs and 90,606 unvested shares of restricted stock. The vesting of Evercore LP partnership units resulted in a non-cash charge to compensation expense and an offsetting increase in Minority Interest of $101.9 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2007 and the vesting of RSUs and restricted stock resulted in a non-cash charge to compensation expense of $24.0 million and an offsetting increase in Stockholders’ Equity of $24.0 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2007. We refer to the above transactions collectively as the “Follow-On Offering.” Prior to the Follow-On Offering, each holder of Class B common stock had effectively ceded their voting rights with respect to their ownership of Class B common stock and Evercore LP partnership units to Messrs Altman, Beutner and Aspe. Subsequent to the Follow-On Offering, each holder of Class B common stock is entitled to one vote for each Evercore LP partnership unit held by such holder.

Comparability of Results for Various Periods

The Successor Company results represent the consolidated results of Evercore Partners Inc. and its subsidiaries subsequent to our IPO on August 10, 2006. The Predecessor Company results represent the results of the combined entities known as Evercore Holdings prior to the Reorganization. Both the Predecessor and Successor Company results have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

In addition to the inclusion and exclusion of the results of certain entities, the transactions mentioned above had additional effects on our results that also limit the ability to compare 2007 with prior periods, principally:

•

prior to the IPO, Evercore was not subject to federal income taxes, but was subject to New York City unincorporated business tax (“UBT”) and New York City general corporation taxes. As a result of the IPO, the operating business entities of Evercore were restructured and a portion of Evercore’s income is subject to U.S. federal income taxes, as well as foreign, state and local taxes. For the first six months of 2007 our effective tax rate was approximately 40.5%, reflecting Evercore Partners Inc.’s income subject to U.S. federal income, foreign, state and local taxes; and

•

payments for services rendered by Evercore’s Senior Managing Directors were historically accounted for as distributions of Members’ capital rather than as compensation expense. Following the IPO, management has included all payments for services rendered by the Senior Managing Directors in Employee Compensation and Benefits Expense.

Key Financial Measures

Revenue

Total revenues reflect revenues from advisory and investment management that includes transaction-related client reimbursements plus interest income and other revenue. Net revenues reflect total revenues less interest expense related to repurchase agreements and other borrowings.

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

Investment Management. Our investment management business includes operations related to the management of the Private Equity Funds and funds invested in public securities (“Public Securities”).

Private equity revenue sources include the following: (1) management fees (2) portfolio company fees (3) carried interest and (4) gains (or losses) on investments in the Private Equity Funds we manage.

•

Management Fees. Management fees are generally a percentage of committed capital (the total dollar amount of capital pledged to a fund) from certain outside investors in each of the Private Equity Funds we manage. During the commitment period, or until full investment, these fees are typically 2.0% per annum of committed capital and, for the remainder of the fund’s life, 1.0% per annum of invested capital. The entities which are entitled to the management fees from the Private Equity Funds we manage were contributed to Evercore LP. Accordingly, we reflect the management fees from all of these funds in our unaudited condensed consolidated financial statements following the IPO.

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

•

Carried Interest. Carried interest is an incentive fee earned by the general partners of the Private Equity Funds we manage when certain financial return targets and hurdles are met. Generally, the carried interest is calculated as 20% of the profits, provided that certain outside investors in the funds have earned an 8% return on investments from the Private Equity Funds and a 10% return on investments from EVP. Accordingly, the amount of carried interest earned depends on the profits, if any, ultimately generated within the funds. Our historical Condensed Combined Statements of Operations for the period prior to August 10, 2006 include the results of the general partners of the Private Equity Funds, including the carried interest earned by these general partners. Participation in such carried interest historically has been allocated principally to our Senior Managing Directors and other employees and any carried interest ultimately realized was paid directly to such individuals. Following the IPO, we no longer consolidate the results of the general partners of the Private Equity Funds. Accordingly, we no longer recognize as revenue any carried interest earned by the general partners of ECP I or EVP. However, through our equity interest in the general partner of ECP II and the Discovery Fund, we recognize as revenue 8% to 9% (depending on the particular fund investment) of any carried interest from these funds.

•

Gains (or Losses) on Investments. Gains and losses include both realized gains and losses upon the sale of all or a portion of a portfolio company and unrealized gains and losses on investments arising from changes in the fair value of the portfolio companies. Because our historical Condensed Combined Statements of Operations include the results of the general partners of the Private Equity Funds we currently manage and certain other entities through which two of our founding Senior Managing Directors have invested capital in ECP I, our historical results include such realized or unrealized gains or losses. Following the IPO, because we no longer consolidate the results of these entities, we no longer recognize as revenue any of the gains or losses arising from these entities’ investments in ECP I or EVP. However, through our equity interest in the general partner of ECP II and the Discovery Fund, we continue to recognize revenue based on our share of those funds’ realized or unrealized gains or losses. As of June 30, 2007, we had an aggregate carrying value of $13.5 million of investments in and an aggregate of $1.9 million of unfunded commitments to ECP II and the Discovery Fund.

We expect we will be entitled to 100% of any management fees and portfolio company fees earned in relation to any future private equity funds we manage. We also expect to consolidate the general partners of any future private equity funds we manage. Accordingly, we expect to record as revenue 100% of any carried interest and realized or unrealized gains (or losses) on investments earned by these entities. However, we expect to allocate to our Senior Managing Directors and other employees, through the direct interests these individuals will hold, a significant percentage of any such carried interest. In addition, these individuals will be entitled to any such gains (or losses) on investment based on the amount of the general partners’ capital they contribute in respect of any such future fund. Unlike Evercore Capital Partners I, where we made no direct investment or ECP II where our direct investment is less than 2% of total capital committed, we intend to make significant capital commitments to any future private equity fund we manage.

Our Public Securities business is comprised of PCB and EAM.

•

PCB’s revenue sources include: (1) management fees; (2) performance fees; (3) dealer spreads on client transactions; and (4) net interest revenue earned by PCB in collateralized financing transactions.

•

We own a 41.7% equity interest in EAM, with the balance of EAM’s equity held by its senior management team. We account for our investment in EAM under the equity method of accounting whereby we recognize our share of earnings and losses in Investment Management revenues.

Additionally, we earn revenue associated with gains and losses on our direct Investments in EAM managed products.

Net Interest Revenue. Net interest revenue is derived from investing customer funds in financing transactions by PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.

Transaction-Related Client Reimbursements. In both our advisory and investment management segments we make various transaction-related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our clients or the contracts with the limited partners in the Private Equity Funds we manage, these expenditures may be reimbursable. We define these expenses as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Specifically, client expense reimbursements are recorded as revenue on the Unaudited Condensed Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

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

We target total employee compensation and benefits awards (excluding for these purposes, compensation and benefits awards associated with new business initiatives, at a level not to exceed 50% of revenue (excluding for these purposes any revenue associated with carried interest and reimbursable expenses). We retain the ability to exceed our compensation and benefit award target, change the target or change how the target is calculated at any time.

We changed our annual compensation program during the second quarter of 2007 to include stock based compensation awards as a component of the annual bonus awards for Senior Managing Directors and other employees. These equity awards will be subject to annual vesting requirements over a four year period beginning at the date of grant which is expected to occur in early 2008. The effect of this program will be that approximately 25% of our annual bonus amounts will be awarded in equity. The Co-CEO’s intend to receive 50% of their annual performance bonus awards in equity.

Increasing the number of high-caliber Senior Managing Directors is critical to our growth efforts. Typically we hire new Senior Managing Directors in the middle of a calendar year, but the new hires do not begin to generate significant revenue until the following calendar year. We expect new Senior Managing Directors to be accretive to earnings by the second calendar year after joining us. We announced the hiring or promotion of five new Senior Managing Directors in the first half of 2007. We expect to announce four additional Senior Managing Director hires in the second half of 2007, all in Europe.

66 2/3 % of the Evercore LP partnership units received by our Senior Managing Directors, other than Mr. Altman and Mr. Beutner, in the Formation Transaction and 66 2/3 % of the Evercore LP partnership units received by the directors of Protego (who became our Senior Managing Directors), other than Mr. Aspe, and certain companies they control and a trust benefiting directors and employees of Protego in the Protego Combination were, with specified exceptions, subject to forfeiture and re-allocation to other Senior Managing Directors (or, in the event that there are no eligible Senior Managing Directors, forfeiture and cancellation) if the Senior Managing Director ceased to be employed by us prior to the occurrence of specified vesting events. 4,853,164, or 50%, of these unvested Evercore LP partnership units vested in conjunction with the Follow-On Offering as described below. The remaining 4,853,165, or 50%, of the unvested Evercore LP partnership units issued will vest upon the earliest to occur of the following events:

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

In addition, 100% of the unvested Evercore LP partnership units held by a Senior Managing Director will vest if such Senior Managing Director dies or becomes disabled while in our employ. Our Equity Committee, which is comprised of Messrs. Altman, Beutner and Aspe, may also accelerate vesting of unvested Evercore LP partnership units at any time.

Post Reorganization, on August 10, 2006, we account for the unvested Evercore LP partnership units as compensation paid to employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, (“SFAS 123(R)”), which we adopted effective January 1, 2006. The unvested Evercore LP partnership units vest based on the achievement of one of the performance and service vesting conditions as described above. In accordance with SFAS 123(R), accruals of compensation costs for awards with a performance or service condition are based on the probable outcome of that service or performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved.

We had heretofore concluded that it was not probable that the conditions relating to a decline in the collective beneficial ownership of Messrs. Altman, Beutner and Aspe (and trusts benefiting their families and permitted transferees), a change of control of Evercore or a lack of continued association of Messrs. Altman, Beutner and Aspe with Evercore would be achieved, or that the death or disability condition during the employment period would be satisfied. Accordingly, prior to the Follow-On Offering, we had not been accruing compensation expense relating to any unvested Evercore LP partnership units. We recorded compensation expense in conjunction with the vesting that occurred due to the Follow-On Offering as described below, and we continue to believe that it is not probable that the remaining conditions relating to vesting of Evercore LP partnership units will be achieved, or that the death or disability condition during the employment period will be satisfied. Accordingly, we do not intend to accrue compensation expense in the future relating to the remaining unvested Evercore LP partnership units.

Impact of the Follow-On Offering

The completion of the Follow-On Offering resulted in Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, which in turn resulted in the vesting of 4,853,164, or 50%, of the unvested Evercore LP partnership units.

These Evercore LP partnership units were charged to expense based on the grant date fair value of the Evercore LP partnership units, which is the IPO price of the Class A common stock of $21.00 per share. Accordingly, at the completion of the Follow-On Offering on May 23, 2007 we recorded a non-cash equity-based compensation charge associated with the vesting of these unvested Evercore LP partnership units of $101.9 million.

Following the completion of the Follow-On Offering, if all of the remaining unvested Evercore LP partnership units were to vest at some point in the future, based upon the IPO price of the Class A common stock of $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested Evercore LP partnership units would be $101.9 million.

The unvested Evercore LP partnership units are not reflected as outstanding for purposes of calculating the minority interest for the economic interest in Evercore LP held by the limited partners. As a result, vesting of these unvested Evercore LP partnership units significantly increases minority interest and reduces our net income and net income per share.

We granted 2,286,055 RSUs to our employees at the time of the IPO. 207,116 of the RSUs were fully vested and, as a result, we recorded compensation expense at the time of the IPO equal to the value of these fully vested RSUs. The remaining 2,078,939 of these RSUs were unvested at the time of the IPO and vest upon the same conditions as the unvested Evercore LP partnership units issued in connection with the Formation Transaction and the Protego Combination although on a different vesting schedule. Generally, 10% of the units were fully vested at the time of grant and, upon each subsequent vesting, an additional 45% of the units vest. At the completion of the Follow-On Offering, 983,594, or 50%, of the non-forfeited, unvested RSUs issued in conjunction with the IPO vested. As with the unvested Evercore LP partnership units, the RSUs that vested were charged to expense at the completion of the Follow-On Offering based on the grant date fair value of the Class A common stock deliverable pursuant to such RSUs, which is the IPO price of the Class A common stock of $21.00 per share. Accordingly, at the completion of the Follow-On Offering we recorded a non-cash equity-based compensation charge associated with the vesting of these previously unvested RSUs of $20.7 million. Following the completion of the Follow-On Offering, if all of the remaining unvested and unforfeited RSUs as of June 30, 2007 were to vest at some point in the future, based on the grant date fair value of the Class A common stock deliverable pursuant to such RSUs of $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested RSUs would be approximately $18.7 million. To the extent unvested RSUs vest, they are included in weighted average shares outstanding for purposes of calculating basic and diluted net income per share, which has a dilutive effect on these measures.

In the first six months of 2007, and in connection with new hiring activity, we granted (1) 90,479 RSUs with a grant date fair value of $33.27 per unit, 30,160 of which were fully vested and 60,319 of which were unvested and vest upon the same conditions as the unvested Evercore LP partnership units issued in connection with the Reorganization and (2) 90,606 shares of restricted stock with a grant date fair value of $33.64 per share, all of which were unvested and vest upon the earlier of one year following the date of grant or when Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected. At the completion of the Follow-On Offering, 30,160 of these RSUs and all of these 90,606 shares of restricted stock vested and we accordingly recorded a non-cash equity-based compensation charge of $3.3 million in connection therewith.

Accordingly, due to vesting of the unvested Evercore LP partnership units, RSUs and shares of restricted stock as a result of the completion of the Follow-On Offering as described above, we recorded a non-cash equity-based compensation charge of approximately $125.9 million. As a result we recorded a significant loss before income taxes and minority interest in the three and six months ended June 30, 2007 and expect to record a loss before income taxes and minority interest for the full fiscal year ending December 31, 2007.

Non-Compensation Expense. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. We refer to all of these expenses as non-compensation expense.

As a result of the IPO we are no longer a private company and our costs for such items as insurance, accounting and legal advice have increased. We have also incurred costs which we have not previously incurred for director fees, investor relations expenses, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and the New York Stock Exchange, and various other costs of a public company. We expect that we will incur significant additional expenses in the remainder of 2007 associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Provision for Income Taxes

Prior to August 10, 2006, we had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on our U.S. earnings, including certain non-income tax fees in other jurisdictions where we had registered offices and conduct business. Our operations were historically organized as a series of partnerships, limited liability companies and Subchapter S corporations. Taxes related to income earned by these entities represent obligations of the individual members, partners or shareholders and have not historically been reflected in the accompanying unaudited condensed combined financial statements. Commencing August 10, 2006, Evercore Partners Inc. became subject to U.S. corporate federal income tax on its allocable share of income. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities.

Minority Interest

On a historical basis, our minority interest consisted of unaffiliated third party interests in the general partner of EVP. Following the IPO, we no longer consolidate the general partner of that fund and, accordingly, minority interest related to EVP is no longer reflected in our financial results. We do, however, record significant minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP as well as the portion of PCB not owned by Protego. As described in Note 1 to our unaudited condensed combined/consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP. Accordingly, although Evercore Partners Inc. has a minority economic interest in Evercore LP, it has a majority voting interest and controls the management of Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a minority interest for the economic interest in Evercore LP held by the limited partners.

During the three months ended June 30, 2007, the vesting of additional Evercore LP partnership units described above under “—Operating Expenses—Impact of the Follow-On Offering” resulted in an increase in the minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP. This was offset by the exchange of our Class A common stock for Evercore LP partnership units and the purchase of additional Evercore LP partnership units by us in conjunction with the Follow-On Offering.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2006 and 2007. For a more detailed discussion of the factors that affected our revenue and operating expenses of our advisory and investment management business segments in these periods, see the discussion in Business Segments below.

	Three Months Ended June 30, (dollars in thousands) UNAUDITED		Six Months Ended June 30, (dollars in thousands) UNAUDITED
	2006 Combined	2007 Consolidated	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR
REVENUES
Advisory Revenue	$40,173	$56,846	$72,570	$140,792
Investment Management Revenue	3,138	7,848	16,246	12,317
Interest Income and Other Revenue	179	4,799	300	8,228

TOTAL REVENUES	43,490	69,493	89,116	161,337
Interest Expense	—	3,581	—	5,929

NET REVENUES	43,490	65,912	89,116	155,408

EXPENSES
Operating Expenses	17,926	39,999	36,632	101,144
Other Expenses	—	129,559	—	133,814

TOTAL EXPENSES	17,926	169,558	36,632	234,958
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	25,564	(103,646)	52,484	(79,550)
Provision for Income Taxes	905	643	1,884	5,578
Minority Interest	6	(60,115)	(1)	(45,175)

NET INCOME (LOSS)	$24,653	$(44,174)	$50,601	$(39,953)

As of June 30, 2007, Evercore’s total headcount was 268 employees, compared with 130 as of June 30, 2006. Evercore’s increase in headcount is illustrated as follows:

	As of June 30,
		2007
				Evercore
	2006	U.S.	Protego	Europe	Total
Headcount:
Senior Managing Directors:
Advisory	13	14	6	2	22
Investment Management	7	8	1	1	10
Corporate	2	3	—	—	3
Other Employees:
Other Professionals and Support Staff	108	132	92	9	233

Total	130	157	99	12	268

Three Months Ended June 30, 2007 versus June 30, 2006

Net revenue was $65.9 million in the three months ended June 30, 2007, an increase of $22.4 million, or 51.6%, versus net revenue of $43.5 million in the three months ended June 30, 2006. During the three months ended June 30, 2007, advisory revenue was $56.8 million, an increase of $16.6 million or 41.5% versus revenue of $40.2 million in the three months ended June 30, 2006. Investment management revenue was $7.8 million in the three months ended June 30, 2007, an increase of $4.7 million, or 150.1%, versus revenue of $3.1 million in the three months ended June 30, 2006. Interest Income and Other Revenue was $4.8 million in the three months ended June 30, 2007, an increase of $4.6 million versus the same period in 2006. The increase is predominantly due to interest income earned reduced by Interest Expense of $3.6 million primarily from collateralized financing transactions entered into by PCB. Additionally, interest income increased year over year due to the investment of our average cash balance which has increased for the three months ended June 30, 2007 as compared to the same period in 2006. Client expense reimbursements for transaction-related expenses recorded as revenue in the three months ended June 30, 2007 were $0.8 million or $0.2 million more than the same period in 2006.

Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include equity-based compensation costs associated with the Follow-On Offering plus amortization of intangibles associated with the acquisition of Protego and Braveheart.

Total Operating Expenses were $40.0 million in the three months ended June 30, 2007 as compared to $17.9 million in the same period in 2006, a 123.1% increase. Employee Compensation and Benefits Expense as a component of Operating Expenses was $25.3 million in the three months ended June 30, 2007, an increase of $17.2 million, or 212.2%, versus expense of $8.1 million in the same period in 2006. For the three months ended June 30, 2007, Employee Compensation and Benefits expense as a percentage of net revenue was 38.3%, due to the expansion of stock-based compensation during the second quarter, offset by the increased compensation expense recognized related to newly recruited Senior Managing Directors. During the three months ended June 30, 2007, we revised our annual compensation program to include stock-based compensation awards as a component of the annual bonus awards for Senior Managing Directors and other employees. Employee Compensation and Benefits Expense for the three months ended June 30, 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense in 2006 excluded compensation to Senior Managing Directors, as their compensation was reflected as distributions to Members, and not reflected as an expense. Non-compensation expenses as a component of Operating Expenses were $14.7 million in the three months ended June 30, 2007, an increase of $4.9 million, or 49.8% over non-compensation expenses of $9.8 million in the comparable three months ended June 30, 2006. Non-compensation expenses increased for the three months ended June 30, 2007 as compared to the same period in 2006 as a result of increased costs associated with being a public company, including professional fees, compliance initiatives for the Sarbanes-Oxley Act of 2002, and the occupancy of new office space. Additionally, the inclusion of non-compensation expenses for Protego of $1.5 million and Evercore Europe of $1.1 million further increases non-compensation expenses for the three months ended June 30, 2007 as compared to the same period 2006.

Included in the three months ended June 30, 2007 non-compensation expenses of $14.7 million are $1.9 million of transaction-related expenses for travel, meals, and professional fees incurred in the conduct of financial advisory and investment management activity. Transaction-related expenses incurred in the same period in 2006 were $1.8 million.

Total Other Expenses of $129.6 million in the three months ended June 30, 2007 relate to the costs incurred for the vesting of Evercore LP Units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $125.9 million and the amortization of intangible assets associated with the acquisition of Protego and Braveheart of $3.7 million. There were no such costs for the three months ended June 30, 2006.

For the three months ended June 30, 2007, the provision for income taxes was $0.6 million, versus $0.9 million in the same period in 2006. The relatively small change to the income tax expense, is the result of several factors, including the impact of the portion of our taxable net income taxed as a C corporation and subject to federal, state and local income taxes, the impact associated with the one-time event from the Follow-On Offering, which resulted in a loss for U.S. GAAP reporting purposes, but taxable income for income tax purposes. Additionally, the results were also affected by the addition of Protego and Braveheart, after their respective acquisitions, which were taxed at their respective applicable foreign country tax rates. During the three months of 2006, we operated as a series of limited liability companies and Subchapter S corporations, and therefore were not subject to federal and state income taxes.

Minority interest was $(60.1) million in the three months ended June 30, 2007 which primarily reflects the allocation of net loss to our Senior Managing Directors who are direct holders of Evercore LP partnership units.

Six Months Ended June 30, 2007 versus June 30, 2006

Net revenue was $155.4 million in the six months ended June 30, 2007, an increase of $66.3 million, or 74.4%, versus net revenue of $89.1 million in the six months ended June 30, 2006. During the six months ended June 30, 2007, advisory revenue was $140.8 million, an increase of $68.2 million or 94.0% versus revenue of $72.6 million in the six months ended June 30, 2006. Investment management revenue was $12.3 million, a decrease of $3.9 million, or 24.2%, versus revenue of $16.2 million in the six months ended June 30, 2006. Interest Income and Other Revenue was $8.2 million in the six months ended June 30, 2007, an increase of $7.9 million versus the same period in 2006. The increase is predominantly due to interest income earned reduced by Interest Expense of $5.8 million from collateralized financing transactions entered into by PCB. Additionally, interest income increased year over year due to the investment of our average cash balance which has increased for the six months ended June 30, 2007 as compared to the same period in 2006. Client expense reimbursements for transaction-related expenses recorded as revenue in the six months ended June 30, 2007 were $2.4 million or $0.1 million less than the same period in 2006.

Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include equity-based compensation costs associated with the Follow-On Offering plus amortization of intangibles associated with the acquisition of Protego and Braveheart.

Total Operating Expenses were $101.1 million in the six months ended June 30, 2007 as compared to $36.6 million in the same period in 2006, a 176.1% increase. Employee Compensation and Benefits Expense as a component of Operating Expenses was $72.9 million in the six months ended June 30, 2007, an increase of $56.0 million, or 332.5%, versus expense of $16.9 million in the same period in 2006. For the six months ended June 30, 2007, Employee Compensation and Benefits expense as a percentage of net revenue was 46.9%, due to the expansion of stock-based compensation during the second quarter, offset by the increased compensation expense recognized related to newly recruited Senior Managing Directors. During the three months ended June 30, 2007, we revised our annual compensation program to include stock-based compensation awards as a component of the annual bonus awards for Senior Managing Directors and other employees. Employee Compensation and Benefits Expense for the first six months of 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense in 2006 excluded compensation to Senior Managing Directors, as their compensation was reflected as distributions to Members, and not reflected as an expense. Non-compensation expenses as a component of Operating Expenses were $28.3 million in the six months ended June 30, 2007, an increase of $8.5 million, or 42.8% over non-compensation expenses of $19.8 million in the comparable six months ended June 30, 2006. Non-compensation expenses increased for the six months ended June 30, 2007 as compared to the same period in 2006 as a result of increased costs associated with being a public company, including professional fees, compliance initiatives for the Sarbanes-Oxley Act of

2002, and several other reporting obligations. We also incurred additional expenses associated with our strategic recruitment efforts. These increases were partially offset by a decrease in costs associated with temporary staff employed in the first six months of 2006 to assist with day-to-day accounting and finance efforts, and non-recurrence of certain business development costs. Additionally, the inclusion of non-compensation expenses for Protego of $2.6 million and Evercore Europe of $2.8 million further increases non-compensation expenses for the six months ended June 30, 2007 as compared to the same period 2006.

Included in the six months ended June 30, 2007 non-compensation expenses of $28.3 million are $3.8 million of transaction-related expenses for travel, meals, and professional fees incurred in the conduct of financial advisory and investment management activity. Transaction-related expenses incurred in the same period in 2006 were $3.9 million.

Total Other Expenses of $133.8 million in the six months ended June 30, 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $125.9 million and the amortization of intangible assets associated with the acquisition of Protego and Braveheart of $7.9 million. There were no such costs for the six months ended June 30, 2006.

For the six months ended June 30, 2007, the provision for income taxes was $5.6 million, an increase of $3.7 million versus $1.9 million in the same period in 2006. The increased tax expense was due to the fact that a portion of our taxable net income was taxed as a C corporation and subject to federal, state and local income taxes in 2007, which resulted in an increased tax expense, the impact associated with the one-time event from the follow-on offering which resulted in a book loss for GAAP reporting, but taxable income from an income tax perspective. Additionally, the results were also affected by the addition of Protego and Braveheart, after their respective acquisitions, which were taxed at their respective applicable foreign country tax rates. During the first six months of 2006, we operated as a series of limited liability companies and Subchapter S corporations, and therefore were not subject to federal and state income taxes. For the six months ended June 30, 2007, an effective tax rate of 40.5% was used to compute the tax provision on the portion of our income subject to taxes as a C corporation.

Minority interest was $(45.2) million in the six months ended June 30, 2007 which primarily reflects the allocation of net loss to our Senior Managing Directors who are direct holders of Evercore LP partnership units.

Business Segments

The following data presents revenue, expenses and contributions by business segment. Each segment’s Operating Expenses include: (1) compensation and benefits expense incurred directly in support of the businesses of the segment (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services and equipment and (3) an allocation of indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics such as headcount, square footage, transactional volume and revenue. Other Expenses include equity-based compensation costs associated with the Follow-On Offering plus amortization of intangibles associated with the acquisition of Protego and Braveheart. Corporate expenses includes costs related to audit fees, other costs related to being a public company and our line of credit which are not allocated to the business segments and are reflected in a Corporate segment in the notes to our unaudited condensed combined/consolidated financial statements.

Advisory

The following table summarizes the operating results of the advisory segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)		(dollars in thousands)
	UNAUDITED		UNAUDITED
	2006 Combined	2007 Consolidated	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR
ADVISORY REVENUES
Advisory Revenue	$40,173	$56,846	$72,570	$140,792
Interest Income and Other Revenue	163	804	264	1,382

TOTAL ADVISORY REVENUES	40,336	57,650	72,834	142,174

NET REVENUES	40,336	57,650	72,834	142,174

ADVISORY EXPENSES
Operating Expenses	11,903	30,908	23,118	81,235
Other Expenses	—	101,201	—	105,456

TOTAL ADVISORY EXPENSES	11,903	132,109	23,118	186,691

ADVISORY CONTRIBUTION/(LOSS)	$28,433	$(74,459)	$49,716	$(44,517)

For the six months ended June 30, 2007, activity in the North American M&A industry continued to be strong as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Industry Statistics ($ in billions) **
Value of North American M&A Deals Announced	$412.1	$719.6	$751.6	$1,175.5
Value of North American M&A Deals Completed	$293.2	$405.3	$649.3	$866.9
Number of Advisory Clients ***
Total	21	34	34	47
With Fees of at Least $1 million	9	9	17	17

**	Source: Thomson Financial July 26, 2007
***	Excludes Advisory clients for Protego and Evercore Europe

Advisory Results of Operations

Three Months Ended June 30, 2007 versus June 30, 2006

Advisory Revenue, including Interest Income and Other Revenue allocated to this segment, was $57.7 million in the three months ended June 30, 2007 compared to $40.3 million in the same period in 2006, which represents an increase of 42.9%. The increase reflects the continued strength of the M&A market environment, and the impact of the Protego and Evercore Europe acquisitions. Included in total advisory revenue in the three months ended June 30, 2007 was Protego advisory revenue of $2.8 million and Evercore Europe advisory revenue of $17.9 million. Advisory client expense reimbursements billed as revenue were $0.7 million in the three months ended June 30, 2007 and $0.6 million in the same period in 2006.

Our U.S. and European advisory business earned advisory revenue from 35 different clients during the three months ended June 30, 2007, compared to 21 different clients in the same period of 2006. We earned in excess of $1.0 million from 10 of those clients in the three months ended June 30, 2007, compared to 9 in the same period of 2006.

Advisory expenses were $132.1 million for the three months ended June 30, 2007, an increase of $120.2 million, versus expenses of $11.9 million for the same period in 2006.

In the three months ended June 30, 2007, Operating Expenses were $30.9 million as compared to $11.9 million in the same period for 2006, an increase of $19.0 million, or 159.7%. Employee Compensation and Benefits Expense as a component of Operating Expenses was $21.4 million as compared to $6.9 million in the same period for 2006. Employee Compensation and Benefits Expense for the three months ended June 30, 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense in 2006 excluded compensation to Senior Managing Directors as their compensation was reflected as distributions to Members and not reflected as an expense. Advisory non-compensation expenses as a component of Operating Expenses were $9.5 million in the three months ended June 30, 2007, an increase of $4.5 million versus non-compensation expenses of $5.0 million in the same period in 2006. Non-compensation expenses have increased due to the impact of expanded headcount and increased deal activity in the advisory business, resulting in higher occupancy, travel and technology related expenses and the increase in deal- and transaction-related expenses potentially billable to clients. Additional increases in non-compensation expenses are associated with the advisory businesses of the entities acquired in the second half of 2006, that are not included in the same period in 2006.

Included in advisory non-compensation expenses of $9.5 million for the three months ended June 30, 2007 are transaction-related expenses of $1.7 million for travel, meals and professional fees incurred in the conduct of financial advisory activity. Advisory transaction-related expenses incurred in the three months ended June 30, 2006 were $1.4 million.

Other Expenses of $101.2 million in the three months ended June 30, 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $97.5 million and the amortization of intangible assets associated with the acquisition of Protego and Braveheart of $3.7 million. There were no such costs for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 versus June 30, 2006

Advisory Revenue, including Interest Income and Other Revenue allocated to this segment, was $142.2 million in the six months ended June 30, 2007 compared to $72.8 million in the same period in 2006, which represents an increase of 95.2%. The increase reflects the continued strength of the M&A market environment, and the impact of the Protego and Braveheart acquisitions.

Our U.S. and European advisory business earned advisory revenue from 49 different clients during the six months ended June 30, 2007, compared to 34 different clients in the same period of 2006. We earned in excess of $1.0 million from 19 of those clients in the six months ended June 30, 2007, compared to 17 in the same period of 2006.

Advisory expenses were $186.7 million for the six months ended June 30, 2007, an increase of $163.6 million, versus expenses of $23.1 million for the same period in 2006.

In the six months ended June 30, 2007, Operating Expenses were $81.2 million as compared to $23.1 million in the same period for 2006, an increase of $58.1 million, or 251.4%. Employee Compensation and Benefits Expense as a component of Operating Expenses was $64.7 million as compared to $13.7 million in the same period for 2006. Employee Compensation and Benefits Expense for the first six months of 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense in 2006 excluded compensation to Senior Managing Directors as their compensation was reflected as distributions to Members and not reflected as an expense. Advisory non-compensation expenses as a component of Operating Expenses of $16.6 million in the six months ended June 30, 2007, an increase of $7.2 million versus non-compensation expenses of $9.4 million in the same period in 2006. Non-compensation expenses have increased due to the impact of expanded headcount and increased deal activity in the advisory business, resulting in higher occupancy, travel and technology related expenses and the increase in deal- and transaction-related expenses potentially billable to clients. Additional increases in non-compensation expenses are associated with the advisory businesses of the entities acquired in the second half of 2006, that are not included in the same period in 2006.

Included in advisory operating expenses non-compensation expenses of $16.6 million for the six months ended June 30, 2007 are transaction-related expenses of $3.6 million for travel, meals and professional fees incurred in the conduct of financial advisory activity. Advisory transaction-related expenses incurred in the six months ended June 30, 2006 were $2.2 million.

Other Expenses of $105.4 million in the six months ended June 30, 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $97.5 million and the amortization of intangible assets associated with the acquisition of Protego and Braveheart of $7.9 million. There were no such costs for the six months ended June 30, 2006.

Investment Management

The following table summarizes the operating results of the investment management segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)		(dollars in thousands)
	UNAUDITED		UNAUDITED
	2006 Combined	2007 Consolidated	2006 Combined	2007 Consolidated
	PREDECESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR
PRIVATE EQUITY
Management and Portfolio Company Fees	$3,681	$3,500	$11,673	$7,114
Realized and Unrealized Gains/(Losses) - (Includes Carried Interest)	(174)	3,971	4,942	3,922

	3,507	7,471	16,615	11,036

PUBLIC SECURITIES
Management Fees	—	757	—	1,495
Realized and Unrealized Gains/(Losses) - (Includes Seed Capital)	(369)	(380)	(369)	(214)

	(369)	377	(369)	1,281

INVESTMENT MANAGEMENT REVENUES	3,138	7,848	16,246	12,317
Interest Income and Other Revenue	16	3,902	36	6,753

TOTAL INVESTMENT MANAGEMENT REVENUES	3,154	11,750	16,282	19,070
Interest Expense	—	3,488	—	5,836

NET INVESTMENT MANAGEMENT REVENUES	3,154	8,262	16,282	13,234

INVESTMENT MANAGEMENT EXPENSES
Operating Expenses	3,572	7,567	9,213	14,762
Other Expenses	—	28,358	—	28,358

TOTAL INVESTMENT MANAGEMENT EXPENSES	3,572	35,925	9,213	43,120

INVESTMENT MANAGEMENT CONTRIBUTION/(LOSS)	$(418)	$(27,663)	$7,069	$(29,886)

Investment Management Results of Operations

Three Months Ended June 30, 2007 versus June 30, 2006

Investment Management Revenue was $8.3 million in the three months ended June 30, 2007, an increase of $5.1 million, or 162.0%, as compared to $3.2 million for the same period in 2006. Private Equity revenue, as a component of Investment Management Revenue, was $7.5 million in the three months ended June 30, 2007, an increase of $4.0 million, or 113.0%, compared to Private Equity revenue of $3.5 million in the corresponding period in 2006. The increase was driven primarily by $3.6 million in unrealized carried interest and net investment gains in 2007. Public Securities revenue, as a component of Investment Management Revenue, was $0.4 million in the three months ended June 30, 2007, an increase of $0.7 million compared to the same period in 2006. The increase is attributable to strong growth in assets under management in the U.S. and Mexico, partially offset by investment losses on Evercore’s capital in a recently launched EAM managed fund. Interest Income and Other Revenue was $3.9 million for the three months ended June 30, 2007, an increase of $3.9 million versus the same period in 2006. The increase is due to Interest Income earned, reduced by Interest Expense of $3.5 million from collateralized financing transactions entered into by PCB.

Investment Management Operating Expenses were $7.6 million in the three months ended June 30, 2007 as compared to $3.6 million in the same period in 2006, a 111.8% increase. Employee Compensation and Benefits Expense as a component of Operating Expenses in the three months ended June 30, 2007 was $3.8 million, a $2.6 million, or 221.0% increase compared to the three months ended June 30, 2006. Employee Compensation and Benefits Expense for of the three months ended June 30, 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense in 2006 excluded compensation to Senior Managing Directors as their compensation was reflected as distributions to Members and not reflected as an expense. Non-compensation expenses as a component of Operating Expenses in the three months ended June 30, 2007 increased by $1.3 million, or 56.8%, compared to the three months ended June 30, 2006 as a result of the increased of occupancy expense relating to the new office space and the inclusion of non-compensation costs associated with Protego’s asset management business in 2007, partially offset by the decrease in spending for new business initiatives and a decrease in transaction-related expenses billable to Private Equity Funds and portfolio companies.

Included in investment management non-compensation expenses of $3.7 million for the three months ended June 30, 2007 are transaction-related expenses of $0.1 million for travel, meals and professional fees incurred in the conduct of investment management activity. Investment management transaction-related expenses incurred in the same period of 2006 were $0.4 million.

Other Expenses of $28.4 million in the three months ended June 30, 2007 relate to the costs incurred for the vesting of the Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $28.4 million.

Six Months Ended June 30, 2007 versus June 30, 2006

Investment Management Revenue was $13.2 million in the six months ended June 30, 2007, a decrease of $3.1 million, or (18.7%), as compared to $16.3 million in the same period of 2006. Private Equity revenue, as a component of Investment Management Revenue, was $11.0 million in the six months ended June 30, 2007, a decrease of $5.6 million, or (33.6%), compared to Private Equity revenue of $16.6 million in the corresponding period in 2006. The reduction was driven primarily by portfolio company transaction fees of $5.0 million earned for the 2006 period that did not recur for the first six months of 2007. Public Securities revenue, as a component of Investment Management Revenue, was $1.3 million in the six months ended June 30, 2007, an increase of $1.7 million compared to the same period in 2006. The increase is attributable to strong growth in assets under management in the U.S. and Mexico, partially offset by investment losses on Evercore’s capital in the recently launched EAM managed fund. Interest Income and Other Revenue was $6.8 million for the six months ended June 30, 2007, an increase of $6.7 million versus the same period in 2006. The increase is due to Interest Income earned, reduced by Interest Expense of $5.8 million from collateralized financing transactions entered into by PCB. There were no Investment Management client expense reimbursements billed as revenue in the six months ended June 30, 2007, compared to $0.9 million in the same period in 2006.

Investment Management Operating Expenses were $14.8 million in the six months ended June 30, 2007 as compared to $9.2 million in the same period in 2006, a 60.2% increase. Employee Compensation and Benefits Expense as a component of Operating Expenses in the six months ended June 30, 2007 was $8.2 million, a $5.1 million, or 161.8% increase compared to the six months ended June 30, 2006. Employee Compensation and Benefits Expense for the first six months of 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense in 2006 excluded compensation to Senior Managing Directors as their compensation was reflected as distributions to Members and not reflected as an expense.

Non-compensation expenses as a component of Operating Expenses in the six months ended June 30, 2007 increased by $0.5 million, or 7.6%, compared to the six months ended June 30, 2006 as a result of the increased occupancy expense relating to the new office space and non-compensation costs associated with the inclusion of Protego’s asset management business in 2007, partially offset by the decrease in spending for new business initiatives and a decrease in transaction-related expenses billable to Private Equity Funds and portfolio companies.

Included in investment management non-compensation expenses of $6.5 million for the six months ended June 30, 2007 are transaction-related expenses of $0.2 million for travel, meals and professional fees incurred in the conduct of investment management activity. Investment management transaction-related expenses incurred in the same period of 2006 were $1.7 million.

Other Expenses of $28.4 million in the six months ended June 30, 2007 relates to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $28.4 million.

Cash Flows

Our cash flows are primarily related to the timing of receipt of advisory and investment management fees and the timing of distributions to our Senior Managing Directors and payment of bonuses to employees. In general, we collect our accounts receivable within 60 days.

Cash and cash equivalents were $144.6 million at June 30, 2007, an increase of $79.2 million versus cash and cash equivalents of $65.4 million at December 31, 2006. During the six months ended June 30, 2007, cash of $72.9 million was provided by operating activities, comprised mainly of net income adjusted for significant non-cash items related to minority interest, depreciation and amortization principally associated with the Braveheart acquisition, stock-based compensation, related to vesting of Evercore LP partnership units due to the Follow-On Offering increased by net changes in operating assets and liabilities. Cash of $4.1 million was used in investing activities, principally for the purchase of furniture, equipment and leasehold improvements, and investments, offset by cash provided by proceeds from investments. Financing activities during the period provided cash of $10.1 million. Cash of $42.1 million was provided by the Follow-On Offering, which was offset by $30.3 million used for distributions to Evercore LP partners, excluding Evercore Partners Inc.

Cash and cash equivalents were $14.8 million at June 30, 2006, a decrease of approximately $23.0 million versus cash and cash equivalents of $37.9 million at December 31, 2005. During the six months ended June 30, 2006, cash of $30.9 million was provided by operating activities, comprised mainly of net income adjusted for net realized gains in investments offset by changes in operating assets and liabilities. Cash of $10.0 million was used for investing activities, principally for net purchases of investments and furniture, equipment and leasehold improvements. Financing activities during the period used cash of $43.9 million, primarily for the distributions made to members, offset by the issuance of short-term borrowings.

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

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $20.0 million, secured with trading securities and interest is charged at the Inter-Bank Balance Interest Rate plus 10 basis points, while the overnight facility is approximately $1.0 million, unsecured and interest is charged at two times the Inter-Bank Balance Interest Rate. There have been no draw downs on PCB’s line of credit since August 10, 2006.

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

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $1.9 million as of December 31, 2006 and June 30, 2007. We expect to fund these commitments with cash flows from operations, with the balance to be funded by other members of the general partners of the Private Equity Funds we manage. We may be required to fund these commitments at any time through December 2011, depending on the timing and level of investments by ECP II and the Discovery Fund.

PCB, the Mexican asset management subsidiary of Protego, which we acquired in August 2006, enters into repurchase agreements with clients whereby PCB transfers to the clients securities (typically, Mexican government securities) in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition

in relation to repurchase transactions executed with clients as securities sold under agreements to repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, financial instruments owned and pledged as collateral at fair value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and securities purchased under agreements to resell (where we have acquired the securities deliverable to clients under these resell agreements by entering into reverse repurchase agreements with unrelated third parties). As of December 31, 2006 and June 30, 2007, PCB had approximately $84.1 million and $146.0 million, respectively, of repurchase transactions executed with clients, of which approximately $73.8 million and $29.6 million, respectively, related to securities PCB purchased in the open market and approximately $10.3 million and $116.4 million, respectively, of reverse repurchase transactions with third parties. Net income includes interest income earned and interest expense incurred under these agreements.

As of June 30, 2007, our share of PCB’s equity was recorded as $4.1 million.

Impact of the Follow-On Offering

In conjunction with the Follow-On Offering described above under “—Follow-On Offering of Evercore Partners Inc. Class A Common Stock,” we issued 1,581,778 additional shares of Class A common stock. Net proceeds in conjunction with this issuance after deducting underwriting discounts and commissions and offering expenses were $42.1 million. We intend to use these proceeds to expand and diversify our advisory and investment management businesses and for general corporate purposes in our operating subsidiary, Evercore LP. We did not receive any proceeds from the sale of shares by the selling stockholders.

Prior to the Follow-On Offering, Members exchanged 2,942,932 Evercore LP partnership units that they held on a one-for-one basis for shares of our Class A common stock. In addition, Evercore LP partnership units held by Members may be exchanged in the future for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. This exchange and any such future exchanges are expected to result in an increase in the tax basis of the tangible and intangible assets of Evercore LP. These increases in tax basis increase (for tax purposes) amortization and, therefore, reduce the amount of tax that we would otherwise be required to pay.

We have entered into a tax receivable agreement with Members that provides for the payment by us to an exchanging Member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis. We expect to benefit from the remaining 15% of cash savings, if any, in income tax that we realize. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that, as a result of the size of the increases of the tangible and intangible assets of Evercore LP attributable to our interest in Evercore LP, during the expected term of the tax receivable agreement, the payments that we may make to our Members could be substantial.

Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization, we expect that future payments to our Members in respect of the exchange of Evercore LP partnership units that occurred prior to the Follow-On Offering to aggregate approximately $42.9 million, resulting in payments of approximately, on average, $1.6 million per year, based on a value of the Class A common stock of $29.50 per share. Future payments to our Members in respect of subsequent exchanges pursuant to the tax receivable agreement would be in addition to these amounts and are expected to be substantial.

The effects of the tax receivable agreement on our Unaudited Condensed Consolidated Statement of Financial Condition as a result of the exchange of 2,942,932 Evercore LP partnership units by Members prior to the Follow-On Offering were as follows:

•

we recorded an increase of $42.9 million in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by Evercore LP, based on enacted federal and state tax rates at the date of the transaction. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•

we recorded 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase of $36.5 million to payable to related parties and the remaining 15% of the estimated realizable tax benefit, or $6.4 million, as an increase to paid-in-capital.

Therefore, as of the date of the exchange of the Evercore LP partnership units, on a cumulative basis the net effect of accounting for income taxes and the tax receivable agreement on our unaudited condensed consolidated financial statements was a net increase in stockholders’ equity of 15% of the estimated realizable tax benefit. The amounts that were recorded for both the deferred tax asset and the liability for our obligations under the tax receivable agreement have been estimated. Any additional payments under the tax receivable agreement that will further increase the tax benefits and the estimated payments under the tax receivable agreement have not been included in this estimate. All of the effects of changes in any of our estimates after the date of the exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Future exchanges of Evercore LP partnership units for our shares of Class A common stock will be accounted for in a similar manner.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2007:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Capital Lease Obligations	$147	$102	$45	$—	$—
Operating Lease Obligations	179,276	13,100	25,983	24,805	115,388
Investment Management Commitments	1,861	—	—	—	1,861

Total	$181,284	$13,202	$26,028	$24,805	$117,249

In July 2006, we entered into a lease for an additional 124,000 square feet of office space at our principal executive offices at 55 East 52nd Street, New York, New York. Our rental payment obligations under the lease will be as follows: $9.6 million per year for years one through five of the lease term; $10.2 million per year for years six through ten of the lease term; $10.8 million per year for years 11 through 15 of the lease term; and $11.4 million per year for year 16 through the expiration of the lease term. We intend to sublease a portion of our current space to a third party. Our current annual lease expense is $12.9 million. In connection with the execution of the lease, we delivered a security deposit in the form of an unsecured letter of credit in the amount of $4.8 million. If we do not meet certain covenants of the unsecured letter of credit agreement, we may be required to secure the letter of credit. We took possession of all the above mentioned space by June 2007. The term of the lease expires on April 29, 2023.

As of June 30, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), unrecognized tax benefits have been excluded from the above commitment and contractual obligations.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed combined/consolidated financial statements.

Market Risk

Except for the items noted below in this section, due to the nature of our business and the manner in which we conduct our operations, in particular our limitation of investments to short-term cash investments and government securities, other than principal investments in our Private Equity Funds and EAM products, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk.

Investment Risk

Through our principal investments in our funds and our ability to recognize carried interest from these funds, which depends on the profits generated within our funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest, which historically has been volatile. However, we do not believe normal changes in public equity markets will have a material effect on revenues derived from such investments. In contrast, we have investments in portfolios managed by EAM, which include investments in publicly-traded equity securities.

Exchange Rate Risk

A significant portion of Protego’s revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos. In addition, Protego’s contracts with employees and most of its suppliers are denominated in Mexican pesos. As a result, variations in the exchange rate between the Mexican peso and the U.S. dollar may affect Protego’s revenue and expenses in U.S. dollars. A peso appreciation increases Protego’s costs in U.S. dollar terms but has a proportionately smaller effect on revenue, reducing Protego’s net income in U.S. dollar terms. Historically, the value of the peso has fluctuated considerably relative to the U.S. dollar.

We expect that Evercore Europe’s revenue and expenses will be denominated primarily in British pounds sterling and euro, which will expose us to fluctuations in the value of the dollar relative to these foreign currencies.

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

Trading Securities

We invest in readily-marketable equity securities that are managed by EAM. Trading Securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on trading securities are included in the Unaudited Condensed Combined/Consolidated Statements of Operations in Investment Management Revenue.

Investments

Our investments, which are accounted for under the equity method of accounting, consist of investments in Private Equity Funds, an equity investment in funds managed by EAM and our equity interest in EAM.

The Private Equity Funds consist primarily of investments in marketable and non-marketable securities of portfolio companies. These underlying investments are generally restricted, encumbered and are not actually traded or intended for immediate sale. The underlying investments held by the Private Equity Funds are valued based on quoted market prices or estimated fair value if there is no public market. The fair value of each private equity fund’s investments in non-marketable securities is determined by the general partner of each private equity fund, subject to review by the fund’s advisory committee comprised of certain third-party limited partners. The carrying value of non-marketable securities is determined in good faith by giving consideration to a range of factors, including but not limited to market conditions, operating performance (current and projected) and subsequent financing transactions at each period end. The values assigned are based upon available information and do not necessarily represent amounts which might ultimately be realized. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly-traded securities are valued using quoted market prices.

The equity investment in funds managed by EAM consists primarily of readily-marketable equity securities that are valued using quoted market prices on applicable exchanges or markets. We reflect our pro rata share of realized and unrealized gains and losses from changes in the values associated with the private equity investments and the fund managed by EAM. Such gains and losses are included in the Unaudited Condensed Combined/Consolidated Statements of Operations in Investment Management Revenue.

We hold a 41.7% interest in EAM that is accounted for under the equity method. We record our pro rata share of net income or losses in Investment Management Revenue on the Unaudited Condensed Combined/Consolidated Statements of Operations. Capital contributions made to and distributions received from EAM are reflected as an increase or decrease in basis, respectively.

Financial Instruments Owned and Pledged as Collateral at Fair Value

We pledge financial instruments owned, which consist principally of short-term Mexican government obligations, to collateralize certain financing agreements and permit the counterparty to pledge the securities. We record these securities on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Unaudited Condensed Combined/Consolidated Statement of Operations. These securities are recorded as Financial Instruments Owned and Pledged as Collateral at Fair Value in the Unaudited Condensed Consolidated Statement of Financial Condition.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement and the transferor will obtain from the transferee sufficient cash or collateral to purchase such securities during the term of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payable or receivable. As these transactions are short-term in nature, their carrying amounts are a reasonable estimate of fair value.

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

Investment Management

Currently, our investment management business generates revenues principally from management of private equity funds. Sources of revenue for private equity consist of: 1) management fees 2) portfolio company fees 3) realized and unrealized gains (or losses) and 4) carried interest.

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

Realized and unrealized carried interest is computed in accordance with the underlying private equity funds’ partnership agreements and is based on investment performance over the life of each investment partnership. Future investment underperformance may require amounts previously distributed to be returned to the respective investment partnerships. As required by the private equity funds’ partnership agreements, the general partners of each private equity fund maintain a defined amount in escrow in the event that distributions received by such general partner must be returned due to investment underperformance. Prior to the Reorganization, these escrow funds were not included in our accounts as these funds were the property of the members of the general partners. Subsequent to the Reorganization, our pro rata share of escrow requirements of any distribution are placed in a segregated account and reflected in the Unaudited Condensed Consolidated Statement of Financial Condition as Other Assets. The members of the general partners of the private equity funds have guaranteed the general partners’ obligations to repay or refund to outside investors in the private equity funds interim amounts distributed to us, which may arise due to future investment underperformance.

In the conduct of our financial advisory service engagements and in the pursuit of successful portfolio company investments for the Private Equity Funds, we receive reimbursement for certain transaction-related expenses incurred by us on behalf of our clients. Such reimbursements are classified as either advisory or investment management revenues, as applicable.

Net Interest Revenue

Net interest revenue is derived from investing customer funds in financing transactions by PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.

Income Taxes

As part of the process of preparing our unaudited condensed combined/consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on long-term investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within our Unaudited Condensed Consolidated Statements of Financial Condition. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by us in making this assessment. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial condition and results of operations.

In addition, in order to determine the quarterly tax rate, we are required to estimate full year pre-tax income and the related annual income tax expense in each jurisdiction. Changes in the geographic mix or estimated level of annual pre-tax income can affect our overall effective tax rate. Furthermore, our interpretation of complex tax laws may impact our measurement of current and deferred income taxes.

On January 1, 2007, we adopted FIN 48. FIN 48 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 13 to the unaudited condensed combined/consolidated financial statements herein in regard to the impact of the adoption of FIN 48 on our unaudited condensed consolidated financial statements.

Business Combinations

We account for acquisitions using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Intangible assets with finite lives are amortized over their estimated useful lives which are periodically reevaluated. For the year ended December 31, 2006, we concluded there was no impairment of goodwill and intangible assets. As a result of our Protego and Braveheart acquisitions, our goodwill and intangible assets, net of amortization, as of December 31, 2006 and June 30, 2007 were $61.0 million and $57.0 million, respectively.

Equity Compensation

Share-Based Payment —On December 16, 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS 123(R) Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and amends SFAS No. 95, Statement of Cash Flows (“SFAS 95”). Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Unaudited Condensed Combined/Consolidated Statements of Operations based on their fair values. Pro forma disclosure is no longer an alternative. Prior to the Reorganization, we operated as a series of partnerships, limited liability companies and Subchapter S corporations and had not historically issued stock-based compensation awards. We adopted SFAS 123(R) on January 1, 2006. In conjunction with the IPO, we recorded $4.4 million of expense related to the vesting of RSUs at the date of our IPO. See “—Key Financial Measures—Operating Expenses—Employee Compensation and Benefits Expense” for a discussion on expense related to vesting of Evercore LP partnership units, RSUs and shares of restricted stock that we recorded as a result of the completion of the Follow-On Offering.

Recently Issued Accounting Standards

SFAS 157—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 157 on our financial condition, results of operations and cash flows.

SFAS 159—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on our financial condition, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.” We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 2 “—Market Risk” above.

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

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of June 30, 2007.

Our management has identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. During 2006 we identified areas of material weaknesses in our internal control over financial reporting that included a lack of an enterprise-wide, executive-driven internal control environment that documents key processes related to financial reporting and the lack of a formal, regular process designed to identify key financial reporting risks. In addition, management concluded that there was a material weakness in internal control over financial reporting related to the fact that we lacked a sufficient complement of personnel with experience to comply with U.S. GAAP and SEC reporting requirements.

These material weaknesses discussed above may cause our quarterly or annual financial statements and other regulatory reporting requirements to become materially misstated or not meet the applicable filing deadlines if they are not properly remedied. We have begun and continue to improve our core accounting and finance processes. As reported in our Form 10-K on April 2, 2007, we have taken steps to remedy our material weaknesses. During fiscal year 2007, we continue to execute on a plan to:

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

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2007, Thomas J. Gavenda, the Controller and Principal Accounting Officer and David E. Wezdenko, the Chief Financial Officer and Senior Administrative Partner of the Company, ceased to hold their positions with the Company. As previously disclosed, the Company hired Robert B. Walsh, Chief Financial Officer, Senior Managing Director and Executive Vice President, and on August 13, 2007, Paul Pensa has joined the Company as the Controller and Principal Accounting Officer.

During the three months ended June 30, 2007, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The statements contained in Exhibits 31.1, 31.2 and 31.3 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

General

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. In addition, Mexican, United Kingdom and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matter described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

In addition, on August 15, 2006, the same Plaintiff filed a complaint against Evercore and Jefferies & Company, Inc. in the United States District Court of Massachusetts. The Plaintiff’s complaint asserts claims against Evercore Restructuring for gross negligence and breach of fiduciary duty in connection with a 2003 client engagement. Evercore has filed a motion for judgment on the pleadings, briefing on the motion was completed by January 16, 2007, and a hearing on the motion occurred January 23, 2007. No ruling on the motion has been issued at this time. Although it is not possible to predict with a reasonable degree of certainty the likely outcome of this action, Evercore Restructuring has substantial meritorious defenses to the Plaintiff’s allegations and plans vigorously to contest the allegations.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In connection with the acquisition of all of the outstanding share capital of Braveheart, pursuant to the sale and purchase agreement, dated July 31, 2006, by and among the Company, Bernard J. Taylor and Julian P. Oakley (the “Purchase Agreement”), as amended by the Closing Agreement, dated December 19, 2006 by and among Bernard J. Taylor, Julian P. Oakley and the Company pursuant to the terms of the Purchase Agreement the board of directors of the Company approved the issuance to Bernard J. Taylor and Julian P. Oakley of 159,000 shares of Class A Common Stock of the Company as additional consideration after considering and assessing the success of the Braveheart business since the closing date of the acquisition of Braveheart. The shares were issued under an exemption from registration provided in Section 4(2) of the Securities Act, on the basis that the issuance did not involve the public offering.

Issuer Purchases of Equity Securities

2007	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans of Program
April 1 to April 30	—	$—	—	—
May 1 to May 31	31,903	$30.35	NA	NA
June 1 to June 30	—	$—	—	—

Included shares surrendered to the Company as satisfaction of tax withholding obligations in connection with the vesting of stock-based awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 12, 2007, at the Company’s Annual Meeting of Stockholders, seven nominees for the Board of Directors of the Company were elected to one-year terms. The votes were as follows.

	FOR	WITHHELD	EXCEPTIONS	TOTAL WITHHELD
Roger C. Altman	26,814,397	103,001	47,997	150,988
Austin M. Beutner	26,814,317	102,993	48,075	151,068
Pedro Aspe	26,731,987	102,993	130,405	233,398
Francois de Saint Phalle	26,862,392	102,993	—	102,993
Gail Block Harris	26,656,177	102,993	206,215	309,208
Curt Hessler	26,814,417	102,971	47,975	150,946
Anthony N. Pritzker	26,861,917	102,993	475	103,468

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

10.1	Employment Agreement of Robert B. Walsh (2)

10.2	Form of Restricted Stock Award Agreement (2)

10.3	Form of Restricted Stock Unit Award Agreement (2)

10.4	Letter Agreement with David E. Wezdenko (3)

31.1	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 8, 2007
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2007

Evercore Partners Inc.

By:	/s/ ROGER C. ALTMAN
Name:	Roger C. Altman
Title:	Chairman and Co-Chief Executive Officer

By:	/s/ AUSTIN M. BEUTNER
Name:	Austin M. Beutner
Title:	Co-Chief Executive Officer and President

By:	/s/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

10.1	Employment Agreement of Robert B. Walsh (2)

10.2	Form of Restricted Stock Award Agreement (2)

10.3	Form of Restricted Stock Unit Award Agreement (2)

10.4	Letter Agreement with David E. Wezdenko (3)

31.1	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 8, 2007
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2007