Form 10-Q
period 2007-09-30
Evercore Partners Inc.
filed 2007-11-09
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 8, 2007 was 11,151,437. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 8, 2007 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant)

In this report, references to “Evercore”, the “Company”, “we”, “us”, “our” and our “Successor Company” refer, subsequent to the Reorganization described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Reorganization”, to Evercore Partners Inc., a Delaware corporation, and its consolidated subsidiaries. These references (other than Successor Company) refer, prior to such Reorganization, to Evercore Holdings, or our “Predecessor Company”, which was comprised of certain combined and consolidated entities under the common ownership of the Evercore Senior Managing Directors. Unless the context otherwise requires, references to (1) “Evercore Partners Inc.” refer solely to Evercore Partners Inc., and not to any of its consolidated subsidiaries and (2) “Evercore LP” refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries. References to the “IPO” refer to our initial public offering on August 10, 2006 of 4,542,500 shares of our Class A common stock, including shares issued to the underwriters of the IPO pursuant to their election to exercise in full their overallotment option.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Combined/Consolidated Financial Statements (Unaudited)

Page
Condensed Consolidated Statements of Financial Condition as of December 31, 2006 and September 30, 2007	2
Condensed Combined/Consolidated Statements of Operations for the periods July 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 3006, January 1, 2006 through August 9, 2006 and the three and nine months ended September 30, 2007	3
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2007	4
Condensed Combined/Consolidated Statements of Cash Flows for the periods January 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 3006 and the nine months ended September 30, 2007	5
Notes to Unaudited Condensed Combined/Consolidated Financial Statements	7

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)

	December 31, 2006	September 30, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$65,420	$184,949
Trading Securities	4,216	5,062
Financial Instruments Owned and Pledged as Collateral at Fair Value	73,847	166,784
Securities Purchased Under Agreements to Resell	10,266	200,451
Accounts Receivable (net of allowances of $208 on December 31, 2006 and $520 on September 30, 2007)	55,247	15,605
Receivable from Employees and Related Parties	1,443	3,113
Receivable from Affiliates	1,189	1,993
Prepaid Expenses	3,141	4,067
Other Current Assets	990	3,863

Total Current Assets	215,759	585,887
Investments	16,009	19,781
Deferred Tax Asset	1,774	51,301
Furniture, Equipment and Leasehold Improvements, Net	4,373	9,240
Goodwill	37,966	41,798
Intangible Assets, Net	23,080	11,523
Other Assets	2,542	1,646

TOTAL ASSETS	$301,503	$721,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Compensation and Benefits	$48,094	$72,944
Accounts Payable and Accrued Expenses	8,948	10,277
Securities Sold Under Agreements to Repurchase	84,135	367,260
Deferred Revenue	404	3,203
Notes Payable to Related Parties	3,000	3,141
Payable to Employees and Related Parties	338	1,932
Payable to Affiliates	306	—
Taxes Payable	5,822	3,352
Other Current Liabilities	147	239

Total Current Liabilities	151,194	462,348
Amounts Due to Related Parties Pursuant to Tax Receivable Agreement	—	36,204
Other Long-term Liabilities	807	7,060
Deferred Tax Liability	107	461

TOTAL LIABILITIES	152,108	506,073

Commitments and Contingencies Note 11

Minority Interest	36,918	48,834

Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 6,359,558 and 11,183,340 issued at December 31, 2006 and September 30, 2007, respectively, and 6,359,558 and 11,151,437 outstanding on December 31, 2006 and September 30, 2007, respectively)	64	112
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 issued and outstanding)	—	—
Additional Paid-In-Capital	104,165	168,753
Stock-based Compensation Awards (216,640 shares/units on December 31, 2006 and 3,684,121 shares/units on September 30, 2007)	4,399	33,998
Accumulated Other Comprehensive Income	63	1,361
Retained Earnings (Deficit)	3,786	(36,987)
Treasury Stock at Cost (31,903 shares on September 30, 2007)	—	(968)

TOTAL STOCKHOLDERS’ EQUITY	112,477	166,269

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,503	$721,176

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Combined	Consolidated	Consolidated	Combined	Consolidated	Consolidated
	For the Period			For the Period
	July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	Three Months Ended September 30, 2007	January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	Nine Months Ended September 30, 2007
	PREDECESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
REVENUES
Advisory Revenue	$23,552	$12,574	$67,135	$96,122	$12,574	$207,927
Investment Management Revenue	614	4,152	2,887	16,860	4,152	15,204
Interest Income and Other Revenue	343	3,819	8,091	643	3,819	16,319

TOTAL REVENUES	24,509	20,545	78,113	113,625	20,545	239,450
Interest Expense	—	3,319	5,714	—	3,319	11,643

NET REVENUES	24,509	17,226	72,399	113,625	17,226	227,807

EXPENSES
Employee Compensation and Benefits	3,746	10,969	42,777	20,598	10,969	241,576
Occupancy and Equipment Rental	405	807	3,726	2,233	807	9,354
Professional Fees	2,806	663	7,185	13,527	663	19,382
Travel and Related Expenses	683	964	1,965	4,176	964	6,234
Communications and Information Services	195	311	568	1,075	311	1,636
Financing Costs	481	11	—	1,706	11	—
Depreciation and Amortization	121	1,093	4,510	666	1,093	13,295
Other Operating Expenses	231	396	1,304	1,319	396	5,516

TOTAL EXPENSES	8,668	15,214	62,035	45,300	15,214	296,993

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	15,841	2,012	10,364	68,325	2,012	(69,186)
Provision for Income Taxes	484	297	3,217	2,368	297	8,795
Minority Interest	(1)	1,417	4,828	6	1,417	(40,348)

NET INCOME (LOSS)	$15,358	$298	$2,319	$65,951	$298	$(37,633)

Foreign Currency Translation	—	52	1,110	—	52	1,298

Comprehensive Income (Loss)	$15,358	$350	$3,429	$65,951	$350	$(36,335)

Net Income (Loss) Available to Holders of Shares of Class A Common Stock	N/A	$298	$2,319	N/A	$298	$(37,633)
Weighted Average Shares of Class A
Common Stock Outstanding:
Basic	N/A	4,795	12,352	N/A	4,795	9,478
Diluted	N/A	4,795	12,406	N/A	4,795	9,478
Net Income (Loss) Per Share Available to Holders of Shares of Class A Common Stock
Basic	N/A	$0.06	$0.19	N/A	$0.06	$(3.97)
Diluted	N/A	$0.06	$0.19	N/A	$0.06	$(3.97)
Dividends Paid per Share of Class A
Common Stock	N/A	$—	$0.12	N/A	$—	$0.29

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

(dollars in thousands)

	Class A Common Stock		Additional Paid-In Capital	Stock-based Compensation Awards	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Dollars					Shares	Dollars
Balance, as Previously Reported, on January 1, 2007	6,359,558	$64	$104,165	$4,399	$63	$3,786	—	$—	$112,477
Adjustment for Cumulative Effect on Prior Years from the Adoption of FIN 48 (Notes 2 and 13)	—	—	—	—	—	(252)	—	—	(252)

Balance, as Adjusted, on January 1, 2007	6,359,558	64	104,165	4,399	63	3,534	—	—	112,225
Net Loss	—	—	—	—	—	(37,633)	—	—	(37,633)
Treasury Stock Purchase	—	—	—	—	—	—	(31,903)	(968)	(968)
Other Comprehensive Income	—	—	—	—	1,298	—	—	—	1,298
Proceeds from Follow-On Offering	1,581,778	16	42,058	—	—	—	—	—	42,074
Evercore LP Units Converted into Class A Common Stock	2,992,398	29	15,976	—	—	—	—	—	16,005
Stock-based Compensation Awards	90,606	1	3,047	29,599	—	—	—	—	32,647
Capital Issuance Related to Acquisition	159,000	2	3,507	—	—	—	—	—	3,509
Dividends	—	—	—	—	—	(2,888)	—	—	(2,888)

Balance on September 30, 2007	11,183,340	$112	$168,753	$33,998	$1,361	$(36,987)	(31,903)	$(968)	$166,269

See Notes to Unaudited Condensed Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Combined	Consolidated	Consolidated
	For the Period
	January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	Nine Months Ended September 30, 2007
	PREDECESSOR	SUCCESSOR	SUCCESSOR
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$65,951	$298	$(37,633)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Net Realized and Unrealized Gains on Investments	(4,845)	(2,405)	(2,831)
Net Realized and Unrealized Losses (Gains) on Trading Securities	160	(111)	107
Vesting of Evercore LP Partnership Units, RSUs and Restricted Stock	—	4,349	134,564
Depreciation and Amortization	1,273	1,093	13,295
Bad Debt Expense	—	—	321
Minority Interest	6	1,417	(40,348)
Deferred Taxes	—	—	(6,581)
(Increase) Decrease in Operating Assets:
Trading Securities	—	—	(952)
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	(77,021)	(92,972)
Securities Purchased Under Agreements to Resell	—	133,570	(189,681)
Accounts Receivable	4,405	2,122	39,966
Receivable from Employees and Related Parties	379	1,279	(1,670)
Receivable from Affiliates	(302)	(1,382)	(804)
Prepaid Expenses	(1,270)	(452)	(914)
Other Current Assets	—	—	(2,872)
Deferred Offering and Acquisition Costs	(7,089)	(26)	—
Other Assets	(49)	406	895
Increase (Decrease) in Operating Liabilities:
Accrued Compensation and Benefits	2,488	(3,316)	24,217
Accounts Payable and Accrued Expenses	740	(6,395)	(1,405)
Securities Sold Under Agreements to Repurchase	—	(56,481)	282,658
Deferred Revenue	1,344	(888)	2,799
Notes Payable to Related Parties	—	—	141
Payables to Employees and Related Parties	(243)	(4,505)	370
Payable to Affiliates	832	—	(306)
Taxes Payable	31	(362)	(1,134)
Other Current Liabilities	(529)	105	126
Other Long-term Liabilities	—	—	5,541

Net Cash Provided by (Used in) Operating Activities	63,282	(8,705)	124,897

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Investments	3,497	—	1,026
Cash Acquired from Protego	3,972	—	—
Cash Paid for Acquisition	—	—	(324)
Investments Purchased	(12,360)	(867)	(1,947)
Purchase of Furniture, Equipment and Leasehold Improvements	(1,272)	(542)	(4,900)
Elimination of Non-Contributed Entities	(54)	—	—

Net Cash Used in Investing Activities	(6,217)	(1,409)	(6,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(120)	(31)	(107)
Contribution from Members	2,644	—	—
Distributions to Minority Interests—Evercore LP Members	(111,086)	—	(39,718)
Proceeds from Initial Public Offering	—	88,715	—
Proceeds from Follow-On Offering	—	—	42,074
Repayment of Short-Term Borrowings	—	(30,000)	—
Payment of Notes Payable—Protego	—	(6,050)	—
Short-Term Borrowings	30,000	—	—
Dividends—Class A Stockholders	—	—	(2,888)

Net Cash (Used in) Provided by Financing Activities	(78,562)	52,634	(639)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	52	1,416

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,497)	42,572	119,529
CASH AND CASH EQUIVALENTS-Beginning of Period	37,855	16,358	65,420

CASH AND CASH EQUIVALENTS-End of Period	$16,358	$58,930	$184,949

EVERCORE PARTNERS INC.

CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(dollars in thousands)

	Combined	Consolidated	Consolidated
	For the Period
	January 1, 2006 through August 9, 2006	August 10, 2006 though September 30, 2006	Nine Months Ended September 30, 2007
	PREDECESSOR	SUCCESSOR	SUCCESSOR
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$917	$203	$293

Payments for Income Taxes	$3,808	$—	$16,744

Cumulative Effect on Prior Years from the Adoption of FIN 48 (Notes 2, 8 and 13)
Minority Interest	$—	$—	$534
Retained Earnings	—	—	252

	$—	$—	$786

Non-Cash Distribution of Available-For-Sale Securities	$416	$—	$—

Purchase of Protego
Non-Interest-Bearing Evercore LP Notes	$7,000	$—	$—
Evercore LP Partnership Units	27,510	—	—
Acquisition costs	3,420	—	—

Total Purchase Price	37,930	—	—
Accounts Receivable	(6,582)	—	—
Financial Instruments Owned and Pledged, Fair Value	(198,511)	—	—
Securities Purchased Under Agreements to Resell	(207,596)	—	—
Investments	(1,670)	—	—
Fixed Assets	(990)	—	—
Intangible Assets	(3,480)	—	—
Goodwill	(30,986)	—	—
Other Assets	(483)	—	—
Current Liabilities	2,756	—	—
Securities Sold Under Agreements to Repurchase	406,150	—	—
Dividend Payable	6,375	—	—
Minority Interest	1,059	—	—

Cash Acquired from Purchase	$3,972	$—	$—

Elimination of Non-Contributed Entities
Members’ Equity of Non-Contributed Entities	$16,452	$—	$—
Due To/From Members and Employees	1,255	—	—
Due To/From Uncombined Affiliates	(1,257)	—	—
Investments	(16,757)	—	—
Accounts Payable and Accrued Liabilities	88	—	—
Minority Interest	273	—	—

Cash Withdrawal from General Partner Entity	$54	$—	$—

Issuance of Common Stock to Repay Note Payable	$—	$950	$—

Non-Cash deferred IPO Costs	$—	$7,193	$—

Transfer of Members’ Equity to Minority Interest	$19,868	$—	$—

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

•

Protego, which, together with Evercore LP, owns all of the interests in each of the following entities that principally provide advisory, investment management and administrative services: Protego Administradores, S. de R.L., Sedna, S. de R. L., Protego PE, S. de R.L., Protego Servicios, S. C., Protego Casa de Bolsa, S. A. de C. V. (“PCB”) and Protego CB Servicios, S. de R.L. (“PCBS”). All of these entities are 100% owned by Protego, with the exception of PCB and PCBS. PCB and PCBS were established for Protego’s asset management business and are 70% and 70.6%, respectively, directly owned by EVR. The remaining interest in these entities is held by third party outsiders.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

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

Basis of Presentation—The accompanying unaudited condensed combined/consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the unaudited financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed combined/consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed combined/consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed combined/consolidated financial statements. These unaudited condensed combined/consolidated financial statements should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

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

Accounts Receivable—Accounts receivable consists primarily of advisory fees and expense reimbursements charged to the Company’s clients. Accounts receivable as of December 31, 2006 and September 30, 2007, include unbilled client expense receivables in the amount of $2,630 and $1,007, respectively. Accounts receivable are reported net of any allowance for doubtful accounts. Management of the Company derives the estimate through specific identification for the allowance for doubtful accounts by utilizing past client transaction history and an assessment of the client’s creditworthiness, and has determined that an allowance for doubtful accounts of $208 as of December 31, 2006 and $520 as of September 30, 2007, was required.

Furniture, Equipment and Leasehold Improvements—Fixed assets, including office equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Furniture, equipment and computer hardware and software are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Net fixed assets increased during the nine months ended September 30, 2007, primarily due to acquisition of $4,912 of leasehold improvements related to additional space at the Company’s headquarters in New York, New York, of which $1,700 has been accrued as of September 30, 2007, and can be found as a component of Accounts Payable and Accrued Expenses on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.

Minority Interest—Minority interest recorded on the unaudited condensed combined financial statements of the Predecessor Company relates to the minority interest of an unrelated third-party in EVM, the general partner

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase—As part of the Successor Company, PCB has securities purchased under agreements to resell of $200,451 at September 30, 2007, for which it had received collateral with a fair value of $200,445 at September 30, 2007. Additionally, as part of the Successor Company, PCB has securities sold under agreements to repurchase of $367,260 at September 30, 2007, for which it had pledged collateral with a fair value of $367,229 at September 30, 2007. Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement and the transferor will obtain from the transferee sufficient cash or collateral to purchase such securities during the term of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payable or receivable. As these transactions are short-term in nature, their carrying amounts are a reasonable estimate of fair value.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

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

Goodwill and Intangible Assets—SFAS No. 142, Goodwill and Other Intangible Assets, does not permit the amortization of goodwill and assets with indefinite useful lives. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets are reviewed annually for impairment. In the nine months ended September 30, 2007, as a result of the issuance of an additional 159,000 shares for consideration, an additional $3,509 was recognized as goodwill related to the acquisition of Braveheart.

Share-Based Payment—On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment (“SFAS 123(R)”) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and amends SFAS No. 95, Statement of Cash Flows (“SFAS 95”). Prior to the IPO, the Predecessor Company operated as a series of partnerships, limited liability companies and Subchapter S corporations and did not historically issue stock-based compensation awards. The Company adopted SFAS 123(R) on January 1, 2006 and the impact on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Statements of Operations subsequent to the IPO is discussed in Note 10—Stock-Based Compensation.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

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

Net Income Per Share—Subsequent to the IPO, the Company computes net income per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing income available to common shareholders by the weighted average of common shares outstanding for the period, including vested RSUs. Diluted net income per share reflects the assumed conversion of all dilutive securities, including non-vested restricted stock, RSUs and certain Evercore LP units using the treasury stock method. See Note 9—Net Income (Loss) Per Share. Prior to the Reorganization, the Company historically operated as a series of related partnerships, limited liability and Subchapter S corporations under the common control of the Members.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

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

Note 4—Related Parties

The Company remits payment for expenses on behalf of the Private Equity Funds and is reimbursed accordingly. During the periods January 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006 and the nine months ended September 30, 2007, the Company disbursed $830, $0 and $1,103, respectively, on behalf of these entities. Included in Receivable from Affiliates on the Unaudited Condensed Consolidated Statements of Financial Condition as of December 31, 2006 and September 30, 2007, are reimbursable expenses relating to the Private Equity Funds in the amounts of $1,189 and $1,993, respectively. Payables to these affiliates amounted to $25 and $0 as of December 31, 2006 and September 30, 2007, respectively.

Effective October 28, 2005, EGH acquired (indirectly through a wholly-owned subsidiary) the right to invest in EAM, an entity engaged in the asset management business. The Company’s investment in EAM is accounted for under the equity method. Although EAM is considered a variable interest entity, the Company is not the primary beneficiary, and thus, not required to consolidate EAM. In addition, EAM and East are parties to a service level agreement whereby East provides certain administrative services to EAM. EAM provides certain investment and sales related consulting services that benefit the investment management segment of the Company. The Company has a payable of $281 and $0 to EAM as of December 31, 2006 and September 30, 2007, respectively. These balances are included in Payables to Affiliates.

Advances in the amount of $410 and $0 made to individuals who had accepted employment offers with the Company are also included in Receivable from Employees and Related Parties on the Unaudited Condensed Consolidated Statements of Financial Condition as of December 31, 2006 and September 30, 2007, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Amounts due in connection with personal expenses paid by the Company on behalf of employees and related parties totaled $66 and $76 as of December 31, 2006 and September 30, 2007, respectively, and are included in Receivable from Employees and Related Parties. These receivables are non-interest bearing and are repaid to the Company on a periodic basis.

Also included in Receivable from Employees and Related Parties are reimbursable expenses due from portfolio companies of the Company’s Private Equity Funds of $967 and $2,437 as of December 31, 2006 and September 30, 2007, respectively.

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

Payable to Employees and Related Parties at December 31, 2006 and September 30, 2007, is $338 and $1,932, respectively. As discussed in Note 6 and 13, during the nine months ended September 30, 2007, Members exchanged a number of Evercore LP partnership units for common shares of the Company. This exchange triggered a tax receivable agreement that was entered into at the time of the Formation Transaction between the Company and the Members. The agreement provides for the Members to retain 85% of the tax benefits resulting from the exchange and for the Company to retain 15% of such benefits. The triggering of the tax receivable agreement resulted in an increase in Payable to Employees and Related Parties and Amounts Due to Related Parties Pursuant to Tax Receivable Agreement of $1,224 and $36,204, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2007. Amounts due to partners in connection with distributions totaled $708, and is included as Payable to Employees and Related Parties as of September 30, 2007.

Investment Management Revenue includes income from related parties earned from the Company’s Private Equity Funds for portfolio company fees, management fees, carried interest and realized and unrealized gains and losses of private equity fund investments. Total investment management revenues from related parties amounted to $722, $3,627, $3,689, $16,514, $3,627, and $14,359 for the periods July 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006, the three months ended September 30, 2007, the periods January 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006 and the nine months ended September 30, 2007, respectively.

Included in income from related parties for the three and nine months ended September 30, 2007, is $14,010 and $18,130, respectively, of advisory fees earned from clients that have Senior Managing Directors as a director.

Note 5—Investments

The Company’s investments reported in the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in Private Equity Funds, the Company’s equity investment in an EAM managed fund and the Company’s equity interest in EAM. These investments are accounted for under the equity method.

Prior to the IPO, investments in the Private Equity Funds primarily included the general partner and Founders’ entities investments in the Private Equity Funds. Subsequent to the IPO, the investments primarily

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

include investments in ECP II and the Discovery Fund. Portfolio holdings of the Private Equity Funds are fair valued as discussed in Note 2—Significant Accounting Policies. Accordingly, the Company reflects its pro rata share of unrealized gains, losses and carried interest of those fair values. Additionally, the Company reflects its pro rata share of unrealized gains, losses and carried interest associated with any investment realizations.

Net realized and unrealized gains and losses on Private Equity Fund investments, including carried interest and gains and losses on investments, were $0, $2,616, $369, $4,935, $2,616 and $4,292 for the periods July 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006, the three months ended September 30, 2007, the periods January 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006 and the nine months ended September 30, 2007, respectively, and are included on the Unaudited Condensed Combined/Consolidated Statements of Operations in Investment Management Revenue.

As of December 31, 2006 and September 30, 2007, EAM had a carrying value of $426 and $1,571, respectively. In January 2007, the Company invested an additional $1,947 in EAM. For the periods July 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006, the three months ended September 30, 2007, the periods January 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006 and the nine months ended September 30, 2007, the investment resulted in unrealized losses of $0, $211, $247, $299, $211 and $802, respectively, which are included on the Unaudited Condensed Combined/Consolidated Statements of Operations in Investment Management Revenue.

In 2006, the Company invested in EAM managed funds. The funds principally hold readily-marketable investment securities. The Company’s investment of $5,000 had a market value of $4,339 as of September 30, 2007, with a net unrealized loss of $519 and $661 for the three and nine months ended September 30, 2007, respectively.

A summary of the Company’s Investments as of December 31, 2006 and September 30, 2007 is as follows:

	December 31, 2006	September 30, 2007
Investments, equity method:
ECP II	$7,274	$11,566
Discovery Fund	2,311	2,305

Total Private Equity Funds	9,585	13,871
EAM	426	1,571
EAM Fund Investments	5,998	4,339

Total Investments, equity method	$16,009	$19,781

See Note 11—Commitments and Contingencies for commitments of future capital contributions to the Private Equity Funds.

Note 6—Stockholders’ Equity

During the three months ended June 30, 2007, the Company sold 1,581,778 shares of newly-issued Class A common shares at $29.50 per share, less an underwriting discount of $1.55 per share and direct expenses of issuing the shares of $2,139. The Company used the net proceeds from the newly-issued shares to purchase an

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

additional 1,581,778 newly-issued Evercore LP partnership units from Evercore LP. The result of the above transactions was an increase in Common Stock and Additional Paid-in-Capital of $16 and $42,058, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2007.

The Company also purchased 31,903 Class A common shares of Treasury Stock from an employee at $30.35 per share during the three months ended June 30, 2007. The Company accounts for purchases of Treasury Stock at cost and includes the Treasury Stock as a separate component of Stockholders’ Equity until such time as the Treasury Stock is retired. The result of the above transaction was an increase in Treasury Stock of $968 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2007.

During the three months ended June 30, 2007, the Company issued 159,000 shares for consideration in association with the acquisition of Braveheart, resulting in an increase to Common Stock and Additional Paid-In-Capital of $2 and $3,507, respectively, on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2007.

As discussed in Note 2, the Company accounts for subsequent exchanges of Evercore LP partnership units for Class A common shares of the Company based on the carrying amounts of the Members’ Evercore LP partnership units immediately before the exchange. During the three months ended June 30, 2007, Members exchanged 2,942,932 Evercore LP partnership units for Class A common shares of the Company on a one-for-one basis. This exchange resulted in an increase in Common Stock and Additional Paid-in-Capital of $29 and $9,214, respectively, and a corresponding decrease in Minority Interest of $9,243 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2007. Additionally, due to the exchange, causing a step up in tax basis, and pursuant to a Tax Receivable Agreement, Additional Paid-In-Capital increased $6,605 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2007. See Note 13—Income Taxes. The Members, including the Founding Members, subsequently sold 2,942,932 shares of Class A common stock to a syndicate of underwriters in a public offering of the Company’s common stock. This sale resulted in Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, which in turn resulted in the vesting of 4,853,164, or 50%, of unvested Evercore LP partnership units, 1,013,754 unvested restricted stock units (“RSUs”) and 90,606 unvested shares of restricted stock. The vesting of Evercore LP partnership units resulted in a non-cash charge to compensation expense and an offsetting increase in Minority Interest of $101,916 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2007, and the vesting of RSUs and restricted stock resulted in a $23,944 non-cash charge to compensation expense and an offsetting increase in Common Stock, Additional Paid-in-Capital and Stock-based Compensation Awards of $1, $3,047 and $20,896, respectively on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2007. See Note 10—Stock-Based Compensation.

During the three and nine months ended September 30, 2007, the Company declared and paid dividends of $0.12 and $0.29 per share, respectively, totaling $1,333 and $2,888, respectively. The Company’s Board of Directors declared on November 1, 2007, a quarterly cash dividend of $0.12 per share, to the holders of Class A common stock as of November 30, 2007, which will be paid on December 14, 2007.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 7—Employee Benefit Plans

Defined Contribution Retirement Plan—The Company, through a subsidiary, provides certain retirement benefits to employees through a qualified retirement plan. The Evercore Partners Services East L.L.C. Retirement Plan (the “Plan”) is a discretionary profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. The Plan was formed on February 1, 1996 and subsequently amended. The Plan year ends on January 31 of each year. The Company, at its sole discretion, determines the amount, if any, of profit to be contributed to the Plan.

The Company did not make any Plan contributions for any of the periods presented in 2006 or 2007.

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

The Evercore Europe Plan costs for the three and nine months ended September 30, 2007 totaled $234 and $631, respectively.

Note 8—Minority Interest

Minority Interest recorded in the unaudited condensed consolidated financial statements of the Successor Company relates to the minority interest of the Members in Evercore LP, excluding Evercore LP partnership units held by Evercore Partners Inc., and a 30% interest in PCB not owned by the Company.

The minority interest ownership of the Members in Evercore LP associated with their vested Evercore LP partnership units was $36,138 and $48,387 as of December 31, 2006 and September 30, 2007, respectively. Changes in the minority ownership of the Members in Evercore LP during the nine months ended September 30, 2007 were as follows:

	Amount	Percentage Interest
Balance at January 1, 2007	$36,138	67.9%
Changes during the nine months ended September 30, 2007:
Adoption of FIN 48—see Note 13	(534)
Operating loss	(40,014)
Distributions to partners	(39,718)
Exchange of Evercore LP partnership units for Evercore Class A common shares	(9,401)
Vesting of additional Evercore LP partnership units	101,916

Balance at September 30, 2007	$48,387	57.8%

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The minority interest balance associated with PCB was $780 and $447 as of December 31, 2006 and September 30, 2007, respectively. PCB minority interest holders were allocated $(140), $(141) and $(333) in losses associated with PCB for the period August 10, 2006 through September 30, 2006, and the three and nine months ended September 30, 2007, respectively.

Note 9—Net Income (Loss) Per Share

The Company’s net income (loss) and weighted average shares outstanding for the periods July 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006, the three months ended September 30, 2007, the periods January 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006 and the nine months ended September 30, 2007, consists of the following:

	Combined	Consolidated	Consolidated	Combined	Consolidated	Consolidated
	For the Period		Three Months Ended September 30, 2007	For the Period		Nine Months Ended September 30, 2007
	July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006		January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006
	PREDECESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
Net income (loss) available for Class A common stockholders	NA	$298	$2,319	NA	$298	($37,633)
Weighted average shares outstanding:
Basic	NA	4,795	12,352	NA	4,795	9,478
Diluted	NA	4,795	12,406	NA	4,795	9,478

Net income per share information is not applicable for reporting periods prior to August 10, 2006. The calculations of basic and diluted net income (loss) per share amounts for the period August 10, 2006 through September 30, 2006 and the three and nine months ended September 30, 2007, are described and presented below.

Basic Net Income (Loss) Per Share

Numerator—utilizes net income (loss) available for Class A common stockholders.

Denominator—utilizes the weighted average shares of Class A common stock outstanding, including 207,116, 1,244,339 and 736,533 vested RSUs, for the period August 10, 2006 through September 30, 2006 and for the three and nine months ended September 30, 2007, respectively.

Diluted Net Income (Loss) Per Share

Numerator—utilizes net income (loss) available for Class A common stockholders as in the basic net income (loss) per share calculation described above, plus the minority interest related to the assumed exchange of Members’ Evercore LP partnership units for Class A common shares, offset by assumed additional corporate taxes.

Denominator—utilizes the weighted average shares of Class A common stock outstanding, including vested RSUs, as in the basic net income (loss) per share calculation described above, plus the assumed exchange of Members’ Evercore LP partnership units for Class A common shares, plus additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units as calculated using the treasury stock method.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

	Combined	Consolidated		Consolidated		Combined	Consolidated		Consolidated
	For the Period			Three Months Ended September 30, 2007		For the Period			Nine Months Ended September 30, 2007
	July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006				January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006
(share amounts in thousands)	PREDECESSOR	SUCCESSOR		SUCCESSOR		PREDECESSOR	SUCCESSOR		SUCCESSOR
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	NA	$298		$2,319		NA	$298		$(37,633)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	NA	4,795		12,352		NA	4,795		9,478

Basic Net Income (Loss) Per Share of Class A Common Stock	NA	$0.06		$0.19		NA	$0.06		$(3.97)

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	NA	$298		$2,319		NA	$298		$(37,633)
Add (deduct)—dilutive effect of:
Minority Interest related to the assumed exchange of Members’ Evercore LP partnership units for Class A common shares	NA	(a	)	(a	)	NA	(a	)	(a )
Associated corporate taxes related to the assumed elimination of Minority Interest described above	NA	(a	)	(a	)	NA	(a	)	(a )

Diluted Net Income (Loss) available for Class A common stockholders	NA	$298		$2,319		NA	$298		$(37,633)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	NA	4,795		12,352		NA	4,795		9,478
Add—dilutive effect of:
Assumed exchange of Members’ Evercore LP partnership units for Class A common shares	NA	(a	)	(a	)	NA	(a	)	(a )
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units, as calculated using the treasury stock method	NA	—		54		NA	—		(b )

Diluted weighted average number of shares of Class A common stock outstanding	NA	4,795		12,406		NA	4,795		9,478

Diluted Net Income (Loss) Per Share of Class A Common Stock	NA	$0.06		$0.19		NA	$0.06		$(3.97)

(a)	During the period August 10, 2006 through September 30, 2006 and the three and nine months ended September 30, 2007, the Evercore LP partnership units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share of Class A common stock. These interests included 13,430,500 and 15,214,111 vested Evercore LP partnership units as of December 31, 2006 and September 30, 2007, respectively. Antidilution is the result of the vested Evercore LP partnership units bearing a portion of income allocable to vested RSUs, as well as the Company having a loss for the nine months ended September 30, 2007.

(b)	During the nine months ended September 30, 2007, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units as calculated using the treasury stock method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share of Class A common stock. The additional shares that would have been included in the computation of diluted net loss per share of Class A common stock if the effect would have been dilutive were 78,103 for the nine months ended September 30, 2007. Antidilution is the result of the Company having a loss for the nine months ended September 30, 2007.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

Note 10—Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values.

2006 Stock Incentive Plan. In 2006 the Company’s board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other awards based on the Company’s Class A common stock. The Compensation Committee of the board of directors administers the 2006 Plan and determines who receives awards under the 2006 Plan, as well as the form of the awards, the number of shares underlying the awards, and the terms and conditions of the awards consistent with the terms of the 2006 Plan. The total number of shares of Class A common stock which may be issued under the 2006 Plan is 20,000,000 and the Company intends to use newly-issued shares of Class A common stock to satisfy any awards under the 2006 Plan. Shares of Class A common stock underlying any award granted under the 2006 Plan that expires, terminates or is cancelled or satisfied for any reason without being settled in stock again become available for awards under the 2006 Plan. The total shares available to be granted in the future under the 2006 Plan were 17,736,329 and 15,407,507 as of December 31, 2006 and September 30, 2007, respectively.

Equity Grants—Evercore LP Partnership Units. At the time of the Reorganization, Members and certain trusts benefiting certain of their families received 13,430,500 vested and 9,706,329 unvested Evercore LP partnership units. The Evercore LP partnership units are exchangeable into Class A common stock of the Company on a one-for-one basis once vested. During the nine months ended September 30, 2007, 4,853,164 Evercore LP partnership units vested when the Company’s Founding Members and the chairman of Protego, and trusts benefiting their families and permitted transferees, collectively, ceased to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected. The Company recorded $101,916 in compensation expense during the three months ended June 30, 2007, which represented the value of the 4,853,164 Evercore LP partnership units at the date of the Reorganization. In addition, the Company entered into a severance agreement with an employee which modified the award terms, that resulted in an expense of $2,275 in the three months ended September 30, 2007. The remaining unvested Evercore LP partnership units will vest upon the earliest to occur of the following events:

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

In addition, 100% of the unvested Evercore LP partnership units will vest if such Member dies or becomes disabled while employed by the Company. The Company’s Equity Committee, which is comprised of the Founding Members and the chairman of Protego, may also accelerate vesting of unvested Evercore LP partnership units at any time.

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

Subsequent to the Reorganization, the Company granted new and existing employees RSUs and restricted stock. Certain of these awards vest upon the same terms as the Evercore LP partnership units and the RSUs issued at the time of the Reorganization (“Event-based Awards”) and certain of these awards vest from one to five years (“Service-based Awards”). During the first nine months of 2007, pursuant to the 2006 Plan, the Company granted employees 90,606 shares of restricted stock and 90,479 RSUs that are Event-based Awards and 475,806 shares of restricted stock and 1,873,434 RSUs that are Service-based Awards. These awards had grant date fair values of $21.12 to $33.64 per share. 1,134,519 Event-based Awards vested during the nine months ended September 30, 2007 and the Company recorded $25,710 in compensation expense. Compensation expense related to Service-based Awards was $2,991 and $4,662 for the three and nine months ended September 30, 2007, respectively.

Compensation expense recognized pursuant to stock-based awards is based on the grant date fair value of the award. The fair value (as measured on the grant date) of Service-based Awards is amortized over the vesting periods or requisite service periods as required under SFAS 123(R), however, the vesting of some Service-based Awards will accelerate upon the occurrence of certain events, and, for purposes of calculating diluted net income (loss) per share, Service-based Awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method until vested. Once vested, RSUs and restricted stock are included in the basic and diluted weighted average shares of Class A common stock outstanding. Expense relating to RSUs and restricted stock is charged to Employee Compensation and Benefits within the Unaudited Condensed Combined/Consolidated Statements of Operations.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The following table summarizes activity related to stock-based compensation awards during the nine months ended September 30, 2007:

	Event-based Awards				Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value	Maximum Contractual Term (in months)	Weighted Average Remaining Term (in months)	Number of Shares	Grant Date Weighted Average Fair Value	Maximum Contractual Remaining Term (in months)	Weighted Average Remaining Term (in months)
Unvested Balance at January 1, 2007	11,753,360	$246,821	NA	NA	9,524	$200	19	19
Granted	258,240	8,333			2,349,240	60,903
Forfeited	(198,675)	(4,173)			(2,828)	(90)
Vested	(5,987,683)	(127,627)			—	—

Unvested Balance at September 30, 2007	5,825,242	$123,354	NA	NA	2,355,936	$61,013	65	24

Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied.

The total income tax benefit related to stock-based compensation arrangements recognized in the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007, was $569 and $5,184 respectively.

Note 11—Commitments and Contingencies

Operating Leases—The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Combined/Consolidated Statements of Operations for the periods July 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006, the three months ended September 30, 2007, the periods January 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006 and the nine months ended September 30, 2007 includes $361, $525, $2,725, $1,747, $525 and $7,257, respectively, of occupancy rental expense relating to operating leases.

In 2006, the Company agreed to lease an additional 124,000 square feet of office space at the Company’s principal executive offices at 55 East 52nd Street, New York, New York. The term of the lease expires on April 29, 2023. The rental payment obligations under the lease are as follows: $9,578 per year for years one through five of the lease term; $10,200 per year for years six through ten of the lease term; $10,822 per year for years 11 through 15 of the lease term and $11,444 per year for year 16 through the expiration of the lease term. The Company took possession of all of this space by June 2007. The Company has sublet a portion of this space to a third party. In connection with the execution of the lease, the Company delivered a security deposit in the form of an unsecured letter of credit in the amount of $4,789. If the Company does not meet certain covenants of the unsecured letter of credit agreement, the Company may be required to secure the letter of credit. As of

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

September 30, 2007, the Company maintains, as part of the leases for office space in New York, irrevocable standby letters of credit as security in the amount of $819. These letters of credit expire in the fourth quarter of 2007. The Company was required to maintain compensating balances of $1,519 and $700 as of December 31, 2006 and September 30, 2007, respectively. No amounts have been drawn down under the respective letters of credit.

The Company has entered into various operating leases for the use of certain office equipment and furniture. For the periods July 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006, the three months ended September 30, 2007, the periods January 1, 2006 through August 9, 2006, August 10, 2006 through September 30, 2006 and the nine months ended September 30, 2007, rental expense for office equipment and furniture is included in Occupancy and Equipment Rental on the Unaudited Condensed Combined/Consolidated Statements of Operations and totaled $0, $8, $134, $74, $8 and $337, respectively.

Other Commitments—At September 30, 2007, the Company has unfunded commitments for capital contributions of $1,861 to the Private Equity Funds. These commitments primarily will be funded as required through the end of each Private Equity Fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matter described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Additionally, in the past, the Company or its present personnel have been named as a defendant in civil litigation matters involving present or former clients.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

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

On August 15, 2006, Stephen S. Gray, as trustee of the High Voltage Engineering Liquidating Trust (the “Plaintiff”), filed a motion in the bankruptcy court seeking to undo an order entered in November 2004 approving $2.34 million in fees and expenses for Evercore Restructuring’s services, alleging, among other matters, that Evercore Restructuring should have known that the projections prepared by High Voltage in connection with the first bankruptcy proceedings were inaccurate. On September 8, 2006, Evercore Restructuring responded in the bankruptcy court denying the factual allegations and asserting a variety of legal bases to deny the request. In January 2007, the bankruptcy court decided in favor of Evercore and denied the Plaintiff’s motion. In September 2007, the United States District Court affirmed the decision. Plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. No appellate briefing has occurred to date.

In addition, on August 15, 2006, the same Plaintiff filed a complaint against Evercore and Jefferies & Company, Inc. in the United States District Court of Massachusetts. The Plaintiff’s complaint asserts claims against Evercore for gross negligence and breach of fiduciary duty in connection with the High Voltage engagement. In September 2007, the District Court granted Evercore judgment on the pleadings. Plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. No appellate briefing has occurred to date.

Note 12—Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of December 31, 2006 and September 30, 2007 was $11,229 and $50,173, respectively, which exceeded the minimum net capital requirement by $10,874 and $48,003, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Note 13—Income Taxes

Prior to August 10, 2006, the Company had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on its U.S. earnings, and certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

a result of the Reorganization and IPO, the operating business entities of the Company were restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes payable as of December 31, 2006 and September 30, 2007, were $5,822 and $3,352, respectively.

For the period August 10, 2006 through September 30, 2006 and the three and nine months ended September 30, 2007, the portion of the Company’s income subject to corporate federal, state and local income taxes was taxed at an effective tax rate of 45.3%, 38.6% and 39.7%, respectively, included as part of the tax provision of $297, $3,217 and $8,795, respectively. The Company’s consolidated effective tax rate includes a rate benefit attributable to the fact that the Company operates as a series of limited liability companies and flow-through entities that are not subject to corporate level taxes, and the additional impact associated with the follow-on offering, as discussed in Note 10, thereby reducing the 45.3% to 14.8%, 38.6% to 31.1% and 39.7% to (12.7%) for the period August 10, 2006 through September 30, 2006 and the three and nine months ended September 30, 2007, respectively.

The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment management income earned in the tax jurisdictions in which the Company operates and invests. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Unaudited Condensed Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2006	September 30, 2007
Deferred Tax Assets:
Depreciation and Amortization	$494	$2,513
Compensation and Benefits	907	6,602
Step Up in Basis Due to the Exchange of Evercore LP Partnership Units for Class A Common Shares	—	41,738
Other	373	448

Total Deferred Tax Assets	$1,774	$51,301

Deferred Tax Liabilities:
Depreciation and Amortization	$107	$461

Total Deferred Tax Liabilities	$107	$461

At December 31, 2006 and September 30, 2007, the Company recognized deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company, which totaled $1,774 and $52,741, respectively. Of the $52,741, $1,440 is classified as a Current Deferred Tax Asset, and has been netted against Taxes Payable on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2007, resulting in an ending balance of $51,301. As discussed in Note 6, during the nine months ended September 30, 2007, Members exchanged a number of Evercore LP partnership units for common shares of the Company. This exchange resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered a tax receivable agreement that was entered into at the time

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

of the Formation Transaction between the Company and the Members. The agreement provides for the Members to retain 85% of the tax benefits resulting from the exchange and for the Company to retain 15% of such benefits. The triggering of the tax receivable agreement resulted in an increase in Deferred Tax Asset—Current, Deferred Tax Asset—Non-Current, Payable to Employees and Related Parties, Amounts Due to Related Parties Pursuant to Tax Receivable Agreement and Additional Paid-in-Capital of $1,440, $42,593, $1,224, $36,204 and $6,605, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2007. In addition, the increase in gross deferred tax assets from December 31, 2006 to September 30, 2007 was attributable to the tax effect of a $5,695 increase due to compensation deductions for financial reporting purposes associated with RSUs and restricted stock that vested during the period and $1,823 related to the amortization of intangible assets associated with the Braveheart and Protego acquisitions. The $354 increase in deferred tax liabilities was due to the goodwill amortization that is deductible for tax purposes, and is associated with the Braveheart and Protego acquisitions.

Based on the Company’s historical taxable income and its expected future earnings, management has evaluated the uncertainty associated with booking tax benefits and has determined that the deferred tax assets will be realized as offsets to deferred tax liabilities and future taxable income.

As discussed in Note 2, the Company applied the provisions of FIN 48 on January 1, 2007. The cumulative effect of the Company’s adoption of FIN 48 was a charge of $534 and $252 to the January 1, 2007 Minority Interest and Retained Earnings balances, respectively. As a result of the implementation of FIN 48, the Company increased its existing liabilities by $887 including $668 of interest and penalties, which includes $101 of interest for the nine months ended September 30, 2007. This resulted in a $1,600 FIN 48 liability as of September 30, 2007. There have been no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded during the nine months ended September 30, 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

The Company’s segment information for the three and nine months ended September 30, 2006 and 2007 is prepared using the following methodology:

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

•	Investment gains and losses, interest income, and interest expense are allocated between the segments based on the segment in which the underlying asset or liability is held.

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include stock-based compensation costs associated with event-based awards, plus amortization of intangibles associated with the acquisition of Protego and Braveheart.

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

	Combined	Consolidated	Consolidated	Combined	Consolidated	Consolidated
	For the Period			For the Period
	July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	Three Months Ended September 30, 2007	January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	Nine Months Ended September 30, 2007
	PREDECESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
Advisory
Net Revenues (1)	$23,748	$12,861	$68,984	$96,582	$12,861	$211,158
Operating Expenses	6,694	9,404	43,542	29,812	9,404	124,777
Other Expenses (2)	—	4,386	4,788	—	4,386	110,244

Segment Operating Income (Loss)	$17,054	$(929)	$20,654	$66,770	$(929)	$(23,863)

Identifiable Segment Assets (3)	$84,926	$117,807	$301,536	$84,926	$117,807	$301,536

Investment Management
Net Revenues (1)	$761	$4,365	$3,415	$17,043	$4,365	$16,649
Operating Expenses	1,597	194	9,091	10,810	194	23,853
Other Expenses (2)	—	741	1,137	—	741	29,495

Segment Operating Income (Loss)	$(836)	$3,430	$(6,813)	$6,233	$3,430	$(36,699)

Identifiable Segment Assets (3)	$420,703	$367,537	$419,640	$420,703	$367,537	$419,640

Corporate
Operating Expenses (2)	$377	$489	$3,477	$4,678	$489	$8,624

Total
Net Revenues (1)	$24,509	$17,226	$72,399	$113,625	$17,226	$227,807
Operating Expenses	8,668	10,087	56,110	45,300	10,087	157,254
Other Expenses (2)	—	5,127	5,925	—	5,127	139,739

Segment Operating Income (Loss)	$15,841	$2,012	$10,364	$68,325	$2,012	$(69,186)

Identifiable Segment Assets (3)	$505,629	$485,344	$721,176	$505,629	$485,344	$721,176

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

(1) Net revenues include Interest Income and Other Revenue and Interest Expense as set forth in the table below:

	Combined	Consolidated	Consolidated	Combined	Consolidated	Consolidated
	For the Period			For the Period
	July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	Three Months Ended September 30, 2007	January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	Nine Months Ended September 30, 2007
	PREDECESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
Segment Interest Income and Other Revenue and Interest Expense
Advisory	$196	$287	$1,896	$460	$287	$3,371
Investment Management	147	3,532	6,195	183	3,532	12,948

Total Interest Income and Other Revenue	343	3,819	8,091	643	3,819	16,319
Less Interest Expense	—	3,319	5,714	—	3,319	11,643

Total	$343	$500	$2,377	$643	$500	$4,676

(2) Other expenses include the costs incurred in accordance with stock-based compensation—event based awards and the amortization of intangible assets acquired from Protego and Braveheart, as set forth in the table below:

	Combined	Consolidated	Consolidated	Combined	Consolidated	Consolidated
	For the Period			For the Period
	July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	Three Months Ended September 30, 2007	January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	Nine Months Ended September 30, 2007
	PREDECESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
Segment Other Expenses
Advisory—Contingently Vested Equity Awards	$—	$3,608	$1,137	$—	$3,608	$98,687
Advisory Intangible Asset Amortization	—	778	3,651	—	778	11,557

Total Advisory Other Expenses	$—	$4,386	$4,788	$—	$4,386	$110,244

Investment Management – Contingently
Vested Equity Awards	—	741	1,137	—	741	29,495

Total Investment Management Other Expenses	$—	$741	$1,137	$—	$741	$29,495

Total Other Expenses	$—	$5,127	$5,925	$—	$5,127	$139,739

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

(3) Goodwill has been included in the Advisory Segment only since at the date of the acquisitions Braveheart and Protego were principally Advisory businesses.

Geographic Information—The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	Combined	Consolidated	Consolidated	Combined	Consolidated	Consolidated
	For the Period			For the Period
	July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	Three Months Ended September 30, 2007	January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006	Nine Months Ended September 30, 2007
	PREDECESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
Net Revenues: (1)
United States	$23,813	$15,049	$59,238	$93,234	$15,049	$172,316
Europe	353	38	6,410	19,748	38	36,566
Latin America	—	1,639	4,374	—	1,639	14,249

Total	$24,166	$16,726	$70,022	$112,982	$16,726	$223,131

(1)	Excludes Interest Income and Other Revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Certain Factors that May Affect Our Business

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. All statements other than statements of historical fact included in this document are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 2, 2007. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this discussion. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

•

Advisory generates revenue from fees for providing advice on matters of strategic importance to our clients, including mergers, acquisitions, restructurings, divestitures, leveraged buy-outs, recapitalizations and other corporate transactions. Our advisory segment generated $67.1 million, or 92.7%, of our net revenue in the three months ended September 30, 2007; $36.1 million, or 86.6%, of our net revenue in the three months ended September 30, 2006; $207.9 million, 91.3%, of our net revenue in the nine months ended September 30, 2007 and $108.7 million, or 83.1%, of our net revenue in the nine months ended September 30, 2006.

•

Investment management generates revenue from fees earned for managing the Private Equity Funds and the portfolio companies of the Private Equity Funds. In addition, we earn revenue from incentive fees, referred to as carried interest, earned when certain financial returns are achieved over the life of a fund, through net gains and losses on investments of our own capital in the funds, and from other sources. Investment management also generates revenue from managing funds invested in public securities. Our investment management segment generated $2.9 million, or 4.0%, of our net revenue in the three months ended September 30, 2007; $4.8 million, or 11.4%, of our net revenue in the three months ended September 30, 2006; $15.2 million, or 6.7%, of our net revenue in the nine months ended September 30, 2007 and $21.0 million, or 16.1%, of our net revenue in the nine months ended September 30, 2006.

Reorganization

Formation Transaction

Prior to the IPO, our business, or Predecessor Company had historically been owned by our Senior Managing Directors. On August 10, 2006, and pursuant to a contribution and sale agreement dated as of May 12, 2006, our Senior Managing Directors contributed to Evercore LP each of the various entities included in our historical combined financial statements that were under common control of the Members, with the exception of the general partners of ECP I, ECP II and EVP and certain other entities through which Messrs. Altman and Beutner fund their capital commitments to ECP I, forming the Successor Company. The Successor Company has continued to conduct the same business as the Predecessor Company.

More specifically, our Senior Managing Directors contributed to Evercore LP all of the equity interests in:

•

Evercore Group Holdings L.P., a Delaware limited partnership (“EGH”) and its general partner, Evercore Group Holdings L.L.C. EGH wholly owns Evercore Partners Services East L.L.C. (“East”), the operating company that in turn wholly owns the advisors to the ECP II and EVP funds and certain other entities. As part of the Formation Transaction, Evercore Advisors L.L.C., the advisor to ECP I; Evercore Group L.L.C., Evercore’s registered broker-dealer and Evercore Properties L.L.C., Evercore’s leaseholding entity were sold to East. In addition, EGH, through its non-managing membership in the general partner of ECP II, had direct investments with carrying value of $11.6 million and $1.7 million of minimum unfunded commitments to that fund as of September 30, 2007.

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

Of the $7.0 million in notes issued in consideration for the Protego Combination, $6.05 million was payable in cash and $0.95 million was payable in shares of our Class A common stock valued at the IPO price of $21.00 per share. We issued 45,238 shares of Class A common stock upon repayment of such notes. In addition, Protego distributed to its directors cash and to the extent cash was not available, interest in certain accounts receivable, so as to distribute to its directors all earnings for the period from January 1, 2005, to the date of the closing of the contribution and sale agreement.

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

Follow-On Offering of Evercore Partners Inc. Class A Common Stock

On May 23, 2007, we completed a follow-on offering for the sale of an additional 1,581,778 shares of Class A common stock for cash consideration of $27.95 per share (net of underwriting discounts). We contributed all of the net proceeds from this follow-on offering to Evercore LP, and Evercore LP issued to us 1,581,778 Evercore LP partnership units. In conjunction with this follow-on offering Members exchanged 2,942,932 Evercore LP partnership units for shares of our Class A common stock on a one-for-one basis. We accounted for the exchange of Evercore LP partnership units for shares of Class A common stock based on the carrying amounts of the Members’ Evercore LP partnership units immediately before the exchange. See Note 6—Stockholders’ Equity. Additionally, due to the exchange, and pursuant to a Tax Receivable Agreement, we recorded deferred tax assets of $44.0 million, payables to related parties of $37.4 million and an increase in Additional Paid-in-Capital of $6.6 million. See Note 13—Income Taxes.

The follow-on offering related transactions resulted in Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, which in turn resulted in the vesting of 4,853,164, or 50%, of the unvested Evercore LP partnership units, 1,013,754 unvested RSUs and 90,606 unvested shares of restricted stock. The vesting of Evercore LP partnership units resulted in a non-cash charge to compensation expense and an offsetting increase in Minority Interest of $101.9 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2007, and the vesting of RSUs and restricted stock resulted in a non-cash charge to compensation expense of $24.0 million and an offsetting increase in Stockholders’ Equity of $24.0 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2007. We refer to the above transactions collectively as the “Follow-On Offering.” Prior to the Follow-On Offering, each holder of Class B common stock had effectively ceded their voting rights with respect to their ownership of Class B common stock and Evercore LP partnership units to Messrs Altman, Beutner and Aspe. Subsequent to the Follow-On Offering, each holder of Class B common stock is entitled to one vote for each Evercore LP partnership unit held by such holder.

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

As discussed above, during 2006 we entered into several material transactions that make it more difficult to compare the results of 2007 with 2006. In particular:

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

In addition to the inclusion and exclusion of the results of certain entities, the transactions mentioned above had additional effects on our results that also limit the ability to compare 2007 with 2006 principally:

•

prior to the IPO, Evercore was not subject to federal income taxes, but was subject to New York City unincorporated business tax (“UBT”) and New York City general corporation taxes. As a result of the IPO, the operating business entities of Evercore were restructured and a portion of Evercore’s income is subject to U.S. federal income taxes, as well as foreign, state and local taxes; and

•

payments for services rendered by Evercore’s Senior Managing Directors were historically accounted for as distributions of Members’ capital rather than as compensation expense. Following the IPO, management has included all payments for services rendered by the Senior Managing Directors in Employee Compensation and Benefits Expense.

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

•

Carried Interest. Carried interest is an incentive fee earned by the general partners of the Private Equity Funds we manage when certain financial return targets and hurdles are met. Generally, the carried interest is calculated as 20% of the profits, provided that certain outside investors in the funds have earned an 8% return on investments from the Private Equity Funds and a 10% return on investments from EVP. Accordingly, the amount of carried interest earned depends on the profits, if any, ultimately generated within the funds. Our historical Condensed Combined Statements of Operations for the period prior to August 10, 2006, include the results of the general partners of the Private Equity Funds, including the carried interest earned by these general partners. Participation in such carried interest historically has been allocated principally to our Senior Managing Directors and other employees and any carried interest ultimately realized was paid directly to such individuals. Following the IPO, we no longer consolidate the results of the general partners of the Private Equity Funds. Accordingly, we no longer recognize as revenue any carried interest earned by the general partners of ECP I or EVP. However, through our equity interest in the general partner of ECP II and the Discovery Fund, we recognize as revenue 8% to 9% (depending on the particular fund investment) of any carried interest from these funds.

•

Gains (or Losses) on Investments. Gains and losses include both realized gains and losses upon the sale of all or a portion of a portfolio company and unrealized gains and losses on investments arising from changes in the fair value of the portfolio companies. Because our historical Condensed Combined Statements of Operations include the results of the general partners of the Private Equity Funds we currently manage and certain other entities through which two of our founding Senior Managing Directors have invested capital in ECP I, our historical results include such realized or unrealized gains or losses. Following the IPO, because we no longer consolidate the results of these entities, we no longer recognize as revenue any of the gains or losses arising from these entities’ investments in ECP I or EVP. However, through our equity interest in the general partner of ECP II and the Discovery Fund, we continue to recognize revenue based on our share of those funds’ realized or unrealized gains or losses. As of September 30, 2007, we had an aggregate carrying value of $13.9 million of investments in and an aggregate of $1.9 million of unfunded commitments to ECP II and the Discovery Fund.

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

Transaction-Related Client Reimbursements . In both our advisory and investment management segments we make various transaction-related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our clients or the contracts with the limited partners in the Private Equity Funds we manage, these expenditures may be reimbursable. We define these expenses as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Specifically, client expense reimbursements are recorded as revenue on the Unaudited Condensed Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

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

In connection with the IPO, we targeted total employee compensation and benefits expense at a level not to exceed 50% of net revenue (excluding for these purposes, any revenue associated with gains or losses on investments, carried interest or reimbursable expenses). We retain the ability to exceed the target, change the target or how the target is calculated, and starting in 2007, we no longer exclude gains or losses on investments from revenues used to calculate our compensation and benefits expense target.

We changed our annual compensation program during the three months ended June 30, 2007 to include stock-based compensation awards as a component of the annual bonus awards for Senior Managing Directors and other employees. These equity awards will be subject to annual vesting requirements over a four-year period beginning at the date of grant which is expected to occur in early 2008. The effect of this program will be that approximately 25% of our annual bonus amounts will be awarded in equity. The Co-CEO’s intend to receive 50% of their annual incentive bonus awards in equity.

Increasing the number of high-caliber Senior Managing Directors is critical to our growth efforts. Typically we hire new Senior Managing Directors in the middle of a calendar year, but the new hires do not begin to generate significant revenue until the following calendar year. We expect new Senior Managing Directors to be accretive to earnings by the second calendar year after joining us. We announced the hiring or promotion of six new Senior Managing Directors in the first nine months of 2007.

66 2/3 % of the Evercore LP partnership units received by our Senior Managing Directors, other than Mr. Altman and Mr. Beutner, in the Formation Transaction and 66 2/3 % of the Evercore LP partnership units received by the directors of Protego (who became our Senior Managing Directors), other than Mr. Aspe, and certain companies they control and a trust benefiting directors and employees of Protego in the Protego Combination were, with specified exceptions, subject to forfeiture and re-allocation to other Senior Managing Directors (or, in the event that there are no eligible Senior Managing Directors, forfeiture and cancellation) if the Senior Managing Director ceased to be employed by us prior to the occurrence of specified vesting events. 4,853,164, or 50%, of these unvested Evercore LP partnership units vested in conjunction with the Follow-On Offering as described below. In addition, the Company entered into a severance agreement with an employee which modified the award terms that resulted in the Company expensing the value of the employee’s unvested Evercore LP partnership units. The remaining unvested Evercore LP partnership units issued will vest upon the earliest to occur of the following events:

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

In addition, 100% of the remaining unvested Evercore LP partnership units held by a Senior Managing Director will vest if such Senior Managing Director dies or becomes disabled while in our employ. Our Equity Committee, which is comprised of Messrs. Altman, Beutner and Aspe, may also accelerate vesting of unvested Evercore LP partnership units at any time.

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

As of September 30, 2007, if all of the remaining unvested Evercore LP partnership units were to vest at some point in the future, based upon the IPO price of the Class A common stock of $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested Evercore LP partnership units would be $100.3 million.

The unvested Evercore LP partnership units are not reflected as outstanding for purposes of calculating the minority interest for the economic interest in Evercore LP held by the limited partners. As a result, vesting of these unvested Evercore LP partnership units significantly increases minority interest and reduces our net income and net income per share.

We granted 2,286,055 RSUs to our employees at the time of the IPO. 207,116 of the RSUs were fully-vested and, as a result, we recorded compensation expense at the time of the IPO equal to the value of these fully vested RSUs. The remaining 2,078,939 of these RSUs were unvested at the time of the IPO and vest upon the same conditions as the unvested Evercore LP partnership units issued in connection with the Formation Transaction and the Protego Combination although on a different vesting schedule. Generally, 10% of the units were fully vested at the time of grant and, upon each subsequent vesting, an additional 45% of the units vest. At the completion of the Follow-On Offering, 983,594, or 50%, of the non-forfeited, unvested RSUs issued in conjunction with the IPO vested. As with the unvested Evercore LP partnership units, the RSUs that vested were charged to expense at the completion of the Follow-On Offering based on the grant date fair value of the Class A common stock deliverable pursuant to such RSUs, which is the IPO price of the Class A common stock of $21.00 per share. Accordingly, at the completion of the Follow-On Offering we recorded a non-cash equity-based compensation charge associated with the vesting of these previously unvested RSUs of $20.7 million. Following the completion of the Follow-On Offering, if all of the remaining unvested and unforfeited RSUs as of September 30, 2007 were to vest at some point in the future, based on the grant date fair value of the Class A common stock deliverable pursuant to such RSUs of $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested RSUs would be approximately $18.2 million. To the extent unvested RSUs vest, they are included in weighted average shares outstanding for purposes of calculating basic and diluted net income per share, which has a dilutive effect on these measures.

In the first six months of 2007 and prior to the Follow-On Offering, and in connection with new hiring activity, we granted (1) 90,479 RSUs with a grant date fair value of $33.27 per unit, 30,160 of which were fully vested and 60,319 of which were unvested and vest upon the same conditions as the unvested Evercore LP partnership units issued in connection with the Reorganization and (2) 90,606 shares of restricted stock with a grant date fair value of $33.64 per share, all of which were unvested and vest upon the earlier of one year following the date of grant or when Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected. At the completion of the Follow-On Offering, 30,160 of these RSUs and all of these 90,606 shares of restricted stock vested and we accordingly recorded a non-cash equity-based compensation charge of $3.3 million in connection therewith.

Accordingly, due to vesting of the unvested Evercore LP partnership units, RSUs and shares of restricted stock as a result of the completion of the Follow-On Offering as described above, we recorded a non-cash equity-based compensation charge of approximately $125.9 million. As a result we recorded a significant loss before income taxes and minority interest in the nine months ended September 30, 2007, and expect to record a loss before income taxes and minority interest for the full fiscal year ending December 31, 2007.

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

During the nine months ended September 30, 2007, the vesting of additional Evercore LP partnership units described above under “—Operating Expenses—Impact of the Follow-On Offering” resulted in an increase in the minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP. This was offset by the exchange of our Class A common stock for Evercore LP partnership units and the purchase of additional Evercore LP partnership units by us in conjunction with the Follow-On Offering.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2006 and 2007. For a more detailed discussion of the factors that affected our revenue and operating expenses of our advisory and investment management business segments in these periods, see the discussion in Business Segments below.

Historical results of operations are reported as a historical partnership until the IPO on August 10, 2006, and do not include payments for services rendered by our Senior Managing Directors as compensation expense. Such payments are reflected in subsequent periods. Therefore, historical results for periods prior to the IPO and subsequent thereto are not comparable.

	Three Months Ended September 30, 2006 and 2007
	U.S. GAAP			U.S. GAAP
	Combined	Consolidated		Consolidated
	For the Period July 1, 2006 through August 9, 2006	For the Period August 10, 2006 through September 30, 2006	For the Three Months Ended September 30, 2006*	For the Three Months Ended September 30, 2007
	PREDECESSOR	SUCCESSOR		SUCCESSOR
REVENUES
Advisory Revenue	$23,552	$12,574	$36,126	$67,135
Investment Management Revenue	614	4,152	4,766	2,887
Interest Income and Other Revenue	343	3,819	4,162	8,091

TOTAL REVENUES	24,509	20,545	45,054	78,113
Interest Expense	—	3,319	3,319	5,714

NET REVENUES	24,509	17,226	41,735	72,399

EXPENSES
Operating Expenses	8,668	10,087	18,755	56,110
Other Expenses	—	5,127	5,127	5,925

TOTAL EXPENSES	8,668	15,214	23,882	62,035

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	15,841	2,012	17,853	10,364
Provision for Income Taxes	484	297	781	3,217
Minority Interest	(1)	1,417	1,416	4,828

NET INCOME	$15,358	$298	$15,656	$2,319

NET INCOME PER SHARE	N/A	$0.06	N/A	$0.19

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-U.S. GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. The aggregated results help to provide a three month presentation of our results for comparability purposes. See page 3 “Unaudited Condensed Combined/Consolidated Statements of Operations.”

	Nine Months Ended September 30, 2006 and 2007
	U.S. GAAP			U.S. GAAP
	For the Period January 1, 2006 through August 9, 2006	For the Period August 10, 2006 through September 30, 2006	For the Nine Months Ended September 30, 2006*	For the Nine Months Ended September 30, 2007
	PREDECESSOR	SUCCESSOR		SUCCESSOR
REVENUES
Advisory Revenue	$96,122	$12,574	$108,696	$207,927
Investment Management Revenue	16,860	4,152	21,012	15,204
Interest Income and Other Revenue	643	3,819	4,462	16,319

TOTAL REVENUES	113,625	20,545	134,170	239,450
Interest Expense	—	3,319	3,319	11,643

NET REVENUES	113,625	17,226	130,851	227,807

EXPENSES
Operating Expenses	45,300	10,087	55,387	157,254
Other Expenses	—	5,127	5,127	139,739

TOTAL EXPENSES	45,300	15,214	60,514	296,993

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	68,325	2,012	70,337	(69,186)
Provision for Income Taxes	2,368	297	2,665	8,795
Minority Interest	6	1,417	1,423	(40,348)

NET INCOME (LOSS)	$65,951	$298	$66,249	$(37,633)

NET INCOME (LOSS) PER SHARE	N/A	$0.06	N/A	$(3.97)

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-U.S. GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. The aggregated results help to provide a nine month presentation of our results for comparability purposes. See page 3 “Unaudited Condensed Combined/Consolidated Statements of Operations.”

As of September 30, 2007, Evercore’s total headcount was 288 employees, compared with 238 as of September 30, 2006. Evercore’s increase in headcount is illustrated as follows:

	As of September 30,
	2006	2007
		U.S.	Protego	Evercore Europe	Total
Headcount:
Senior Managing Directors:
Advisory	19	17	6	5	28
Investment Management	8	7	1	1	9
Corporate	3	3	—	—	3
Other Employees:
Other Professionals and Support Staff	208	142	96	10	248

Total	238	169	103	16	288

Three Months Ended September 30, 2007 versus September 30, 2006

Net revenue was $72.4 million in the three months ended September 30, 2007, an increase of $30.7 million, or 73.5%, versus net revenue of $41.7 million in the three months ended September 30, 2006. During the three months ended September 30, 2007, advisory revenue was $67.1 million, an increase of $31.0 million or 85.8% versus revenue of $36.1 million in the three months ended September 30, 2006. Investment management revenue was $2.9 million in the three months ended September 30, 2007, a decrease of $1.9 million, or 39.4%, versus revenue of $4.8 million in the three months ended September 30, 2006. Net Interest Income and Other Revenue was $2.4 million in the three months ended September 30, 2007, an increase of $1.5 million versus the same period in 2006. The increase is predominantly due to interest income earned reduced by Interest Expense of $5.7 million primarily from collateralized financing transactions entered into by PCB. Additionally, interest income increased year over year due to the investment of our average cash balance which has increased for the three months ended September 30, 2007 as compared to the same period in 2006.

Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include equity-based compensation costs associated with event-based awards plus amortization of intangibles associated with the acquisition of Protego and Braveheart.

Total Operating Expenses were $56.1 million in the three months ended September 30, 2007 as compared to $18.8 million in the same period in 2006, a 199.2% increase. Employee Compensation and Benefits Expense as a component of Operating Expenses was $40.5 million in the three months ended September 30, 2007, an increase of $30.6 million, or 309.6%, versus expense of $9.9 million in the same period in 2006. Employee Compensation and Benefits Expense for the three months ended September 30, 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense prior to the IPO excluded compensation to Senior Managing Directors, as their compensation was reflected as distributions to Members, and not reflected as an expense. For the three months ended September 30, 2007, Employee Compensation and Benefits expense as a percentage of net revenue was 55.9%. This amount includes the impact of new SMD hires. During the three months ended June 30, 2007, we revised our annual compensation program to include stock-based compensation awards as a component of the annual bonus awards for Senior Managing Directors and other employees. Non-compensation expenses as a component of Operating Expenses were $15.6 million in the three months ended September 30, 2007, an increase of $6.7 million, or 76.0% over non-compensation expenses of $8.9 million in the comparable three months ended September 30, 2006. Non-compensation expenses increased for the three months ended September 30, 2007 as compared to the same period in 2006 as a result of additional facility expenses associated with the Company’s expanded space in New York and transition costs related to the move into that space, incremental costs associated with Sarbanes-Oxley compliance, regulatory reporting and other costs incurred as a public company and recruitment fees associated with the hiring of additional Senior Managing Directors. Transition costs amounted to $1.8 million for the three months ended September 30, 2007. Occupancy costs for the three months ended September 30, 2007, included costs of excess floor space, which will be sublet in the fourth quarter. Additionally, the inclusion of non-compensation expenses for Protego of $1.4 million and Evercore Europe of $1.3 million further increases non-compensation expenses for the three months ended September 30, 2007 as compared to the same period in 2006.

Included in the three months ended September 30, 2007 non-compensation expenses of $15.6 million are $2.1 million of transaction-related expenses for travel, meals, and professional fees incurred in the conduct of financial advisory and investment management activity. Transaction-related expenses incurred in the same period in 2006 were $1.7 million.

Total Other Expenses of $5.9 million in the three months ended September 30, 2007, related to the amortization of intangible assets associated with the acquisition of Protego and Braveheart, as well as $2.3 million related to a stock-based compensation component of a severance agreement. Amortization of intangible assets in the same period in 2006 was $0.8.

For the three months ended September 30, 2007, the provision for income taxes was $3.2 million, versus $0.8 million in the same period in 2006. The change to the income tax expense is the result of several factors, including the impact of the portion of our taxable net income taxed as a C corporation and subject to federal, state and local income taxes. Additionally, the results were also affected by the addition of Protego and Braveheart, after their respective acquisitions, which were taxed at their respective applicable foreign country tax rates.

Minority interest was $4.8 million in the three months ended September 30, 2007 which primarily reflects the allocation of income to our Senior Managing Directors who are direct holders of Evercore LP partnership units.

Nine Months Ended September 30, 2007 versus September 30, 2006

Net revenue was $227.8 million in the nine months ended September 30, 2007, an increase of $97.0 million, or 74.1%, versus net revenue of $130.9 million in the nine months ended September 30, 2006. During the nine months ended September 30, 2007, advisory revenue was $207.9 million, an increase of $99.2 million or 91.3% versus revenue of $108.7 million in the nine months ended September 30, 2006. Investment management revenue was $15.2 million, a decrease of $5.8 million, or 27.6%, versus revenue of $21.0 million in the nine months ended September 30, 2006. Net Interest Income and Other Revenue was $4.7 million in the nine months ended September 30, 2007, an increase of $3.5 million versus the same period in 2006. The increase is predominantly due to interest income earned reduced by interest expense of $11.6 million from collateralized financing transactions entered into by PCB. Additionally, interest income increased year over year due to the investment of our average cash balance which has increased for the nine months ended September 30, 2007 as compared to the same period in 2006.

Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include equity-based compensation costs associated with event-based awards plus amortization of intangibles associated with the acquisition of Protego and Braveheart.

Total Operating Expenses were $157.3 million in the nine months ended September 30, 2007 as compared to $55.4 million in the same period in 2006, a 183.9% increase. Employee Compensation and Benefits Expense as a component of Operating Expenses was $113.4 million in the nine months ended September 30, 2007, an increase of $86.7 million, or 324.0%, versus expense of $26.7 million in the same period in 2006. Employee Compensation and Benefits Expense for the first nine months of 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense prior to the IPO excluded compensation to Senior Managing Directors, as their compensation was reflected as distributions to Members, and not reflected as an expense. During the three months ended June 30, 2007, we revised our annual compensation program to include stock-based compensation awards as a component of the annual bonus awards for Senior Managing Directors and other employees. Non-compensation expenses as a component of Operating Expenses were $43.9 million in the nine months ended September 30, 2007, an increase of $15.2 million, or 53.1% over non-compensation expenses of $28.6 million in the comparable nine months ended September 30, 2006. Non-compensation expenses increased for the nine months ended September 30, 2007 as compared to the same period in 2006 as a result of additional facility expenses associated with the Company’s expanded space in New York and transition costs related to the move into that space, incremental costs associated with Sarbanes-Oxley compliance, regulatory reporting and other costs incurred as a public company and recruitment fees associated with the hiring of additional Senior Managing Directors. Transition costs amounted to $3.9 million for the nine months ended September 30, 2007. Occupancy costs for the nine months ended September 30, 2007, included costs of excess floor space which will be sublet in the fourth quarter. Additionally, the inclusion of non-compensation expenses for Protego of $4.0 million and Evercore Europe of $4.1 million further increases non-compensation expenses for the nine months ended September 30, 2007 as compared to the same period in 2006.

Included in the nine months ended September 30, 2007 non-compensation expenses of $43.9 million are $5.9 million of transaction-related expenses for travel, meals, and professional fees incurred in the conduct of financial advisory and investment management activity. Transaction-related expenses incurred in the same period in 2006 were $5.6 million.

Total Other Expenses of $139.7 million in the nine months ended September 30, 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $125.9 million, a stock-based compensation component of a severance agreement of $2.3 million and the amortization of intangible assets associated with the acquisition of Protego and Braveheart of $11.6 million. Amortization of intangible assets in the same period in 2006 was $0.8.

For the nine months ended September 30, 2007, the provision for income taxes was $8.8 million, an increase of $6.1 million versus $2.7 million in the same period in 2006. The increased tax expense was due to the fact that a portion of our taxable net income was taxed as a C corporation and subject to federal, state and local income taxes in all of 2007, which resulted in an increased tax expense and the impact associated with the one-time event from the Follow-On Offering which resulted in a book loss for U.S. GAAP reporting, but taxable income from an income tax perspective. Additionally, the results were also affected by the addition of Protego and Braveheart, after their respective acquisitions, which were taxed at their respective applicable foreign country tax rates. Prior to the IPO, we operated as a series of limited liability companies and Subchapter S corporations, and therefore were not subject to federal and state income taxes.

Minority interest was $(40.3) million in the nine months ended September 30, 2007 which primarily reflects the allocation of net loss to our Senior Managing Directors who are direct holders of Evercore LP partnership units.

Business Segments

The following data presents revenue, expenses and contributions by business segment. Each segment’s Operating Expenses include: (1) compensation and benefits expense incurred directly in support of the businesses of the segment (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services and equipment and (3) an allocation of indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics such as headcount, square footage, transactional volume and revenue. Other Expenses include equity-based compensation costs associated with event-based awards plus amortization of intangibles associated with the acquisition of Protego and Braveheart. Corporate expenses includes costs related to audit fees and other costs related to being a public company which are not allocated to the business segments and are reflected in a Corporate segment in the notes to our unaudited condensed combined/consolidated financial statements.

Advisory

The following table summarizes the operating results of the advisory segment.

	Combined	Consolidated	For the Three Months Ended September 30, 2006*	Consolidated	Combined	Consolidated	For the Nine Months Ended September 30, 2006*	Consolidated
	For the Period				For the Period
	July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006		For the Three Months Ended September 30, 2007	January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006		For the Nine Months Ended September 30, 2007
	PREDECESSOR	SUCCESSOR		SUCCESSOR	PREDECESSOR	SUCCESSOR		SUCCESSOR
ADVISORY REVENUES
Advisory Revenue	$23,552	$12,574	$36,126	$67,135	$96,122	$12,574	$108,696	$207,927
Interest Income and Other Revenue	196	287	483	1,849	460	287	747	3,231

TOTAL ADVISORY REVENUES	23,748	12,861	36,609	68,984	96,582	12,861	109,443	211,158

NET REVENUES	23,748	12,861	36,609	68,984	96,582	12,861	109,443	211,158

ADVISORY EXPENSES
Operating Expenses	6,694	9,404	16,098	43,542	29,812	9,404	39,216	124,777
Other Expenses	—	4,386	4,386	4,788	—	4,386	4,386	110,244

TOTAL ADVISORY EXPENSES	6,694	13,790	20,484	48,330	29,812	13,790	43,602	235,021

ADVISORY CONTRIBUTION/(LOSS)	$17,054	$(929)	$16,125	$20,654	$66,770	$(929)	$65,841	$(23,863)

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-U.S. GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. The aggregated results help to provide a three and nine month presentation of our results for comparability purposes.

For the nine months ended September 30, 2007, activity in the North American and European M&A industries continued to be strong as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Industry Statistics ($ in billions) **
Value of North American M&A Deals Announced	$342	$393	$1,089	$1,565
Value of North American M&A Deals Completed	$276	$424	$930	$1,330
Total Number of Advisory Clients ***	23	31	49	61
Advisory Clients With Fees of at Least $1 million ***	7	15	25	35

**	Source: Thomson Financial October 24, 2007
***	Includes revenue generating clients only; Excludes Advisory clients for Protego

Advisory Results of Operations

Three Months Ended September 30, 2007 versus September 30, 2006

Advisory Revenue, including Interest Income and Other Revenue allocated to this segment, was $69.0 million in the three months ended September 30, 2007 compared to $36.6 million in the same period in 2006, which represents an increase of 88.4%. The increase reflects the strength of the M&A market environment, and the impact of the Protego and Evercore Europe acquisitions. Included in total advisory revenue in the three months ended September 30, 2007 was Protego advisory revenue of $3.8 million and Evercore Europe advisory revenue of $6.1 million.

Our North American and European advisory business earned advisory revenue from 31 different clients during the three months ended September 30, 2007, compared to 23 different clients in the same period of 2006. We earned in excess of $1.0 million from 15 of those clients in the three months ended September 30, 2007, compared to 7 in the same period of 2006.

Significant transactions completed in the three months ended September 30, 2007, on which Evercore advised included:

•	Apax Partners on its acquisition of Thomson Learning

•	Cerberus on its acquisition of Tower Automotive

•	eCollege on its sale to Pearson Education

•	First Data on its sale to KKR

•	Interpool on its sale to Fortress Investment Group

•	Metromedia International on its sale to CaucusCom Ventures

Advisory expenses were $48.3 million for the three months ended September 30, 2007, an increase of $27.8 million, versus expenses of $20.5 million for the same period in 2006.

In the three months ended September 30, 2007, Operating Expenses were $43.5 million as compared to $16.1 million in the same period for 2006, an increase of $27.4 million, or 170.5%. Employee Compensation and Benefits Expense as a component of Operating Expenses was $34.0 million as compared to $9.3 million in the same period for 2006. Employee Compensation and Benefits Expense for the three months ended September 30, 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense prior to the IPO excluded compensation to Senior Managing Directors, as their compensation was reflected as distributions to Members, and not reflected as an expense. Operating expenses have increased due to compensation expense associated with the newly recruited SMDs, offset by the expansion of the stock-based compensation implemented in the three months ended June 30, 2007. Advisory non-compensation expenses as a component of Operating Expenses were $9.6 million in the three months ended September 30, 2007, an increase of $2.7 million versus non-compensation expenses of $6.8 million in the same period in 2006. Non-compensation expenses have increased due to the expansion of space in New York and the impact of expanded headcount and increased deal activity in the advisory business, resulting in higher occupancy, travel and technology related expenses and the increase in deal- and transaction-related expenses potentially billable to clients. Additional increases in non-compensation expenses are associated with the advisory businesses of the entities acquired in the second half of 2006 that are not included for the entire three months ended September 30, 2006.

Included in advisory non-compensation expenses of $9.6 million for the three months ended September 30, 2007 are transaction-related expenses of $2.0 million for travel, meals and professional fees incurred in the conduct of financial advisory activity. Advisory transaction-related expenses incurred in the three months ended September 30, 2006 were $1.5 million.

Other Expenses of $4.8 million in the three months ended September 30, 2007 relate to the amortization of intangible assets associated with the acquisition of Protego and Braveheart, as well as $1.1 million related to a stock-based component of a severance agreement. Amortization of intangible assets in the same period in 2006 was $0.8.

Nine Months Ended September 30, 2007 versus September 30, 2006

Advisory Revenue, including Interest Income and Other Revenue allocated to this segment, was $211.2 million in the nine months ended September 30, 2007 compared to $109.4 million in the same period in 2006, which represents an increase of 92.9%. The increase reflects the strength of the M&A market environment, and the impact of the Protego and Braveheart acquisitions.

Our U.S. and European advisory business earned advisory revenue from 61 different clients during the nine months ended September 30, 2007, compared to 49 different clients in the same period of 2006. We earned in excess of $1.0 million from 35 of those clients in the nine months ended September 30, 2007, compared to 25 in the same period of 2006.

Advisory expenses were $235.0 million for the nine months ended September 30, 2007, an increase of $191.4 million, versus expenses of $43.6 million for the same period in 2006.

In the nine months ended September 30, 2007, Operating Expenses were $124.8 million as compared to $39.2 million in the same period for 2006, an increase of $85.6 million, or 218.2%. Employee Compensation and Benefits Expense as a component of Operating Expenses was $98.6 million as compared to $23.0 million in the same period for 2006. Employee Compensation and Benefits Expense for the first nine months of 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense prior to the IPO excluded compensation to Senior Managing Directors, as their compensation was reflected as distributions to Members, and not reflected as an expense. Advisory non-compensation expenses as a component of Operating Expenses of $26.1 million in the nine months ended September 30, 2007, an increase of $9.9 million versus non-compensation expenses of $16.3 million in the same period in 2006. Non-compensation expenses have increased due to the impact of expanded headcount and increased deal activity in the advisory business, resulting in higher occupancy, travel and technology related expenses, the increase in deal- and transaction-related expenses potentially billable to clients and the expansion of space in New York. Additional increases in non-compensation expenses are associated with the advisory businesses of the entities acquired in the second half of 2006 that are not included for the entire nine months ended September 30, 2006.

Included in advisory operating expenses non-compensation expenses of $26.1 million for the nine months ended September 30, 2007 are transaction-related expenses of $5.6 million for travel, meals and professional fees incurred in the conduct of financial advisory activity. Advisory transaction-related expenses incurred in the nine months ended September 30, 2006 were $3.7 million.

Other Expenses of $110.2 million in the nine months ended September 30, 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $97.5 million, a stock-based component of a severance agreement of $1.1 million and the amortization of intangible assets associated with the acquisition of Protego and Braveheart of $11.6 million. Amortization of intangible assets in the same period in 2006 was $0.8.

Investment Management

The following table summarizes the operating results of the investment management segment.

	Combined	Consolidated	For the Three Months Ended September 30, 2006*	Consolidated	Combined	Consolidated	For the Nine Months Ended September 30, 2006*	Consolidated
	For the Period				For the Period
	July 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006		For the Three Months Ended September 30, 2007	January 1, 2006 through August 9, 2006	August 10, 2006 through September 30, 2006		For the Nine Months Ended September 30, 2007
	PREDECESSOR	SUCCESSOR		SUCCESSOR	PREDECESSOR	SUCCESSOR		SUCCESSOR
PRIVATE EQUITY
Management and Portfolio Company Fees	$614	$1,400	$2,014	$3,639	$12,287	$1,400	$13,687	$10,752
Realized and Unrealized Gains - (Includes Carried Interest)	—	2,679	2,679	368	4,942	2,679	7,621	4,290

	614	4,079	4,693	4,007	17,229	4,079	21,308	15,042

PUBLIC SECURITIES
Realized and Unrealized Gains/(Losses) - (Includes Seed Capital)	—	73	73	(1,120)	(369)	73	(296)	162

	—	73	73	(1,120)	(369)	73	(296)	162

INVESTMENT MANAGEMENT REVENUES	614	4,152	4,766	2,887	16,860	4,152	21,012	15,204
Interest Income and Other Revenue	147	3,532	3,679	6,195	183	3,532	3,715	12,948

TOTAL INVESTMENT MANAGEMENT REVENUES	761	7,684	8,445	9,082	17,043	7,684	24,727	28,152
Interest Expense	—	3,319	3,319	5,667	—	3,319	3,319	11,503

NET INVESTMENT MANAGEMENT REVENUES	761	4,365	5,126	3,415	17,043	4,365	21,408	16,649

INVESTMENT MANAGEMENT EXPENSES
Operating Expenses	1,597	194	1,791	9,091	10,810	194	11,004	23,853
Other Expenses	—	741	741	1,137	—	741	741	29,495

TOTAL INVESTMENT MANAGEMENT EXPENSES	1,597	935	2,532	10,228	10,810	935	11,745	53,348

INVESTMENT MANAGEMENT CONTRIBUTION/ (LOSS)	$(836)	$3,430	$2,594	$(6,813)	$6,233	$3,430	$9,663	$(36,699)

*	Represents aggregate successor and predecessor results for the period presented. The combined results are non-U.S. GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. The aggregated results help to provide a three and nine month presentation of our results for comparability purposes.

Investment Management Results of Operations

Three Months Ended September 30, 2007 versus September 30, 2006

Net Investment Management Revenue was $3.4 million in the three months ended September 30, 2007, a decrease of $1.7 million, or 33.4%, as compared to $5.1 million for the same period in 2006. Private Equity revenue, as a component of Investment Management Revenue, was $4.0 million in the three months ended September 30, 2007, a decrease of $0.7 million, or 14.6%, compared to Private Equity revenue of $4.7 million in the corresponding period in 2006. The decline was driven by lower realized and unrealized gains in the three months ended September 30, 2007. During the three months ended September 30, 2006, the private equity business exited a portfolio company generating a large realized gain. Public Securities revenue, as a component of Investment Management Revenue, was $(1.1) million in the three months ended September 30, 2007, a decrease of $1.2 million compared to the same period in 2006. The decline is due to continued losses in EAM’s business and losses on our direct investment in some of EAM’s funds. Net Interest Income and Other Revenue was $0.5 million for the three months ended September 30, 2007, an increase of $0.2 million versus the same period in 2006. The increase is due to Interest Income earned, reduced by Interest Expense of $5.7 million from collateralized financing transactions entered into by PCB.

Investment Management Operating Expenses were $9.1 million in the three months ended September 30, 2007 as compared to $1.8 million in the same period in 2006, a 407.6% increase. Employee Compensation and Benefits Expense as a component of Operating Expenses in the three months ended September 30, 2007, was $6.5 million, a $5.9 million increase compared to the three months ended September 30, 2006. Employee Compensation and Benefits Expense for of the three months ended September 30, 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense in 2006 excluded compensation to Senior Managing Directors prior to the IPO, as their compensation was reflected as distributions to Members and not reflected as an expense.

Non-compensation expenses as a component of Operating Expenses in the three months ended September 30, 2007 increased by $1.4 million, or 120.9%, compared to the three months ended September 30, 2006 as a result of the increased of occupancy expense relating to the new office space and the inclusion of non-compensation costs associated with Protego’s asset management business in 2007.

Included in investment management non-compensation expenses of $2.6 million for the three months ended September 30, 2007 are transaction-related expenses of $0.2 million for travel, meals and professional fees incurred in the conduct of investment management activity. Investment management transaction-related expenses incurred in the same period of 2006 were $0.2 million.

Nine Months Ended September 30, 2007 versus September 30, 2006

Net Investment Management Revenue was $16.6 million in the nine months ended September 30, 2007, a decrease of $4.8 million, or 22.2%, as compared to $21.4 million in the same period of 2006. Private Equity revenue, as a component of Investment Management Revenue, was $15.0 million in the nine months ended September 30, 2007, a decrease of $6.3 million, or 29.4%, compared to Private Equity revenue of $21.3 million in the corresponding period in 2006. The overall decline is due to portfolio company transaction fees earned for the 2006 period that did not recur during the first nine months of 2007. In addition, predecessor results include the results of entities that were not contributed to the successor company pursuant to the IPO. Public Securities revenue, as a component of Investment Management Revenue, was $0.2 million in the nine months ended September 30, 2007, an increase of $0.5 million compared to the same period in 2006. The increase is attributable to strong growth in assets under management in the U.S. and Mexico, partially offset by losses in EAM’s business and losses on our direct investment in some of EAM’s funds. Net Interest Income and Other Revenue was $1.4 million for the nine months ended September 30, 2007, an increase of $1.0 million versus the same period in 2006. The increase is due to Interest Income earned, reduced by Interest Expense of $11.5 million from collateralized financing transactions entered into by PCB.

Investment Management Operating Expenses were $23.9 million in the nine months ended September 30, 2007 as compared to $11.0 million in the same period in 2006, a 116.8% increase. Employee Compensation and Benefits Expense as a component of Operating Expenses in the nine months ended September 30, 2007, was $14.8 million, an $11.0 million, or 291.0% increase compared to the nine months ended September 30, 2006. Employee Compensation and Benefits Expense for the first nine months of 2006 is not comparable to the same 2007 period because Employee Compensation and Benefits Expense in 2006 excluded compensation to Senior Managing Directors prior to the IPO, as their compensation was reflected as distributions to Members and not reflected as an expense.

Non-compensation expenses as a component of Operating Expenses in the nine months ended September 30, 2007 increased by $1.9 million, or 25.8%, compared to the nine months ended September 30, 2006 as a result of the increased occupancy expense relating to the new office space and non-compensation costs associated with the inclusion of Protego’s asset management business for all of 2007, partially offset by the decrease in spending for professional fees and a decrease in travel and related expenses.

Included in investment management non-compensation expenses of $9.1 million for the nine months ended September 30, 2007 are transaction-related expenses of $0.4 million for travel, meals and professional fees incurred in the conduct of investment management activity. Investment management transaction-related expenses incurred in the same period of 2006 were $1.9 million.

Other Expenses of $29.5 million in the nine months ended September 30, 2007 relates to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $28.4 million and a stock-based component of a severance agreement of $1.1 million.

Cash Flows

Our cash flows are primarily related to the timing of receipt of advisory and investment management fees and the timing of distributions to our Senior Managing Directors and payment of bonuses to employees. In general, we collect our accounts receivable within 60 days.

Cash and cash equivalents were $184.9 million at September 30, 2007, an increase of $119.5 million versus cash and cash equivalents of $65.4 million at December 31, 2006. During the nine months ended September 30, 2007, cash of $124.9 million was provided by operating activities, comprised mainly of net income (loss) adjusted for significant non-cash items related to the vesting of Evercore LP partnership units, and other stock-based awards, due to the Follow-On Offering as well as net changes in operating assets and liabilities. Cash of $6.1 million was used in investing activities, principally for the purchase of furniture, equipment and leasehold improvements, and investments, offset by cash provided by proceeds from investments. Financing activities during the period used cash of $0.6 million. Cash of $42.1 million was provided by the Follow-On Offering, which was offset by $39.7 million used for distributions to Evercore LP partners, excluding Evercore Partners Inc.

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

On December 30, 2005, we entered into a $30.0 million credit agreement with affiliates of Lehman Brothers, JPMorgan Chase and Goldman Sachs that matured on the earlier of the consummation of the IPO or December 31, 2006 (the “Line of Credit”). The agreement was a 364-day revolving line of credit. Borrowings under the Line of Credit bore interest at a rate of LIBOR plus 200 basis points for any amount drawn and a commitment fee of 50 basis points for any unused portion. On January 12, 2006, we borrowed $25.0 million on the Line of Credit at an interest rate of 6.60%. On June 22, 2006, we drew down an additional $5.0 million at an effective interest rate of 7.48%. We recognized $0.6 million of debt issuance cost expense and $1.1 million of interest expense for the twelve months ended December 31, 2006. The proceeds of the Line of Credit were used for working capital purposes including funding of our ongoing investment management activities. We used a portion of the proceeds from the IPO to repay all outstanding borrowings under the Line of Credit, which has been terminated.

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

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $1.9 million as of December 31, 2006 and September 30, 2007. We expect to fund these commitments with cash flows from operations, with the balance to be funded by other members of the general partners of the Private Equity Funds we manage. We may be required to fund these commitments at any time through December 2011, depending on the timing and level of investments by ECP II and the Discovery Fund.

PCB, the Mexican asset management subsidiary of Protego, which we acquired in August 2006, enters into repurchase agreements with clients whereby PCB transfers to the clients securities (typically, Mexican government securities) in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as securities sold under agreements to repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, financial instruments owned and pledged as collateral at fair value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and securities purchased under agreements to resell (where we have acquired the securities deliverable to clients under these resell agreements by entering into reverse repurchase agreements with unrelated third parties). As of December 31, 2006 and September 30, 2007, PCB had approximately $84.1 million and $367.3 million, respectively, of repurchase transactions executed with clients, of which approximately $73.8 million and $166.8 million, respectively, related to securities PCB purchased in the open market and approximately $10.3 million and $200.5 million, respectively, of reverse repurchase transactions with third parties. The increase is related to the growth in assets under management at PCB during the three and nine month periods as a result of new funds from both existing and new clients. Net income includes interest income earned and interest expense incurred under these agreements.

As of September 30, 2007, our share of PCB’s equity was recorded as $3.6 million.

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

Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization, we expect that future payments to our Members in respect of the exchange of Evercore LP partnership units that occurred prior to the Follow-On Offering to aggregate approximately $37.4 million, resulting in payments of approximately, on average, $1.6 million per year, based on a value of the Class A common stock of $29.50 per share. Future payments to our Members in respect of subsequent exchanges pursuant to the tax receivable agreement would be in addition to these amounts and are expected to be substantial.

The effects of the tax receivable agreement on our Unaudited Condensed Consolidated Statement of Financial Condition as a result of the exchange of 2,942,932 Evercore LP partnership units by Members prior to the Follow-On Offering were as follows:

•

we recorded an increase of $44.0 million in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by Evercore LP, based on enacted federal and state tax rates at the date of the transaction. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•

we recorded 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase of $37.4 million to payable to related parties and the remaining 15% of the estimated realizable tax benefit, or $6.6 million, as an increase to paid-in-capital.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2007:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(dollars in thousands)
Capital Lease Obligations	$119	$99	$20	$—	$—
Operating Lease Obligations	158,313	9,118	18,220	18,836	112,139
Investment Management Commitments	1,861	—	—	—	1,861

Total	$160,293	$9,217	$18,240	$18,836	$114,000

In July 2006, we entered into a lease for an additional 124,000 square feet of office space at our principal executive offices at 55 East 52nd Street, New York, New York. Our rental payment obligations under the lease are as follows: $9.6 million per year for years one through five of the lease term; $10.2 million per year for years six through ten of the lease term; $10.8 million per year for years 11 through 15 of the lease term; and $11.4 million per year for year 16 through the expiration of the lease term. We have sublet a portion of our current space to a third party. Our current annual lease expense is $12.9 million. In connection with the execution of the lease, we delivered a security deposit in the form of an unsecured letter of credit in the amount of $4.8 million. If we do not meet certain covenants of the unsecured letter of credit agreement, we may be required to secure the letter of credit. We took possession of all the above mentioned space by June 2007. The term of the lease expires on April 29, 2023.

As of September 30, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), unrecognized tax benefits have been excluded from the above commitment and contractual obligations.

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

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Intangible assets with finite lives are amortized over their estimated useful lives which are periodically reevaluated. For the year ended December 31, 2006, we concluded there was no impairment of goodwill and intangible assets. As a result of our Protego and Braveheart acquisitions, our goodwill and intangible assets, net of amortization, as of December 31, 2006 and September 30, 2007 were $61.0 million and $53.3 million, respectively.

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

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of September 30, 2007.

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

The steps we have taken may not remediate these material weaknesses and additional material weaknesses in our internal control over financial reporting may be identified in the future.

Changes in Internal Controls over Financial Reporting

As previously disclosed, the Company hired Paul Pensa, Controller and Principal Accounting Officer on August 13, 2007.

During the three months ended September 30, 2007, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The statements contained in Exhibits 31.1, 31.2 and 31.3 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.

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

On August 15, 2006, Stephen S. Gray, as trustee of the High Voltage Engineering Liquidating Trust (the “Plaintiff”), filed a motion in the bankruptcy court seeking to undo an order entered in November 2004 approving $2.34 million in fees and expenses for Evercore Restructuring’s services, alleging, among other matters, that Evercore Restructuring should have known that the projections prepared by High Voltage in connection with the first bankruptcy proceedings were inaccurate. On September 8, 2006, Evercore Restructuring responded in the bankruptcy court denying the factual allegations and asserting a variety of legal bases to deny the request. In January 2007, the bankruptcy court decided in favor of Evercore and denied the Plaintiff’s motion. In September 2007, the United States District Court affirmed the decision. Plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. No appellate briefing has occurred to date.

In addition, on August 15, 2006, the same Plaintiff filed a complaint against Evercore and Jefferies & Company, Inc. in the United States District Court of Massachusetts. The Plaintiff’s complaint asserts claims against Evercore for gross negligence and breach of fiduciary duty in connection with the High Voltage engagement. In September 2007, the District Court granted Evercore judgment on the pleadings. Plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. No appellate briefing has occurred to date.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

2007	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans of Program
July 1 to July 31	—	$—	—	—
August 1 to August 31	—	—	—	—
September 1 to September 30	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007

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