Form 10-K
period 2007-12-31
Evercore Partners Inc.
filed 2008-03-14
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 001-32975

EVERCORE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 East 52nd Street, New York, New York	10055
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 857-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2007 was approximately $331.5 million, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $29.77 per share and on the par value of the registrant’s Class B common stock, par value $0.01 per share.

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of March 11, 2008, was 11,261,100. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of March 11, 2008 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Evercore Partners Inc. filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2008 annual meeting of stockholders to be held on June 3, 2008 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Overview

Evercore is the leading investment banking boutique in the world based on the dollar volume of announced worldwide merger and acquisition (“M&A”) transactions on which we have advised since 2003. When we use the term “investment banking boutique,” we mean an investment banking firm that directly or through its affiliates does not underwrite public offerings of securities or engage in commercial banking activities. We provide advisory services to prominent multinational corporations on significant mergers, acquisitions, divestitures, restructurings and other strategic corporate transactions. Evercore also includes a successful Investment Management business through which we manage private equity funds and public securities for sophisticated institutional investors. We serve a diverse set of clients around the world from our offices in New York, Los Angeles, San Francisco, London, Mexico City and Monterrey.

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

From the time of our founding in 1996, we have grown by expanding the range of our advisory and investment management services. In our Advisory business, at December 31, 2007 we had 28 Senior Managing Directors with expertise and client relationships in a number of industry sectors, including telecommunications, technology, aerospace and defense, media, energy and power, general industrial, consumer products, chemicals, automotive, and financial institutions: 17 in the United States, 6 in Mexico and 5 in Europe. Our Advisory business has a particular focus on advising multinational corporations on large, complex transactions. In addition, we have professionals with extensive restructuring experience. In our Investment Management business, at December 31, 2007 we had 9 Senior Managing Directors with expertise and relationships in a variety of industries: 7 in the United States, 1 in Mexico and 1 in Europe. As of December 31, 2007 our five private equity funds had capital commitments of over $1.4 billion. In addition to our private equity funds, we also manage public equities in the United States through our joint venture, Evercore Asset Management L.L.C. (“EAM”), and fixed income securities in Mexico through our subsidiary, Protego Casa de Bolsa (“PCB”).

We have grown from three Senior Managing Directors at our inception to 40 at December 31, 2007. We expect to continue our growth by hiring additional highly-qualified professionals with a broad range of product and industry expertise, expanding into new geographic areas, deepening our coverage of key industry sectors, raising additional private equity funds and diversifying our Investment Management products and services. We opened our New York office in 1996, our Los Angeles office in 2000 and our San Francisco office in 2005. On August 10, 2006 we combined with Protego Asesores S. de R.L. (“Protego”) in Mexico, with offices in Mexico City and Monterrey, and on December 19, 2006 we acquired Braveheart Financial Services Limited (“Braveheart”), with an office in London.

We believe maintaining standards of excellence in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build – in the employees we choose and in the projects we undertake – an organization dedicated to the highest caliber of professionalism.

Business Segments

Our two business segments are Advisory and Investment Management.

Advisory

Our Advisory business provides confidential, strategic and tactical advice to both public and private companies, with a particular focus on large, multinational corporations. By virtue of their prominence, size and sophistication, many of our clients are more likely to require expertise relating to larger and more complex situations. We have advised on numerous noteworthy transactions, including:

• First Data on its leveraged buyout by Kohlberg Kravis & Roberts & Co.	• Novelis on its sale to Hindalco

• Smiths on its sale of its Aerospace division to General Electric	• Realogy on its leveraged buyout by Apollo Management

• CVS on its acquisition of Caremark	• Credit Suisse on its sale of Winterthur to AXA

• General Motors on its sale of a 51% interest in GMAC to an investor group	• AT&T on its acquisition of BellSouth

• CVS on its acquisitions of Osco Drug and Sav-on Drug as part of the asset sale of Albertsons	• VNU on its sale to a private equity consortium

• Tyco on its split-up	• Cendant on its split-up

• E*TRADE Financial on its capital raise from Citadel	• Swiss Re on its acquisition of General Electric’s reinsurance business

• SBC on its acquisition of AT&T and on Cingular’s acquisition of AT&T Wireless	• IntercontinentalExchange on its acquisition of the New York Board of Trade

• Cerberus on the financing of its acquisition of Chrysler	• Aquila on its pending sale to Great Plains Energy

• Apax Partners on its acquisition of Thomson Learning	• International Securities Exchange on its sale to Eurex

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

•

Transaction Excellence. Since the beginning of 2003, we have advised on more than $450 billion of announced transactions, including acquisitions, sale processes, mergers of equals, special committee advisory assignments, recapitalizations and restructurings. We have provided significant advisory services on multiple transactions for AT&T (including its predecessor company, SBC), CVS, Dow Jones, EDS, E*TRADE Financial, General Mills and Swiss Re, among others.

•

Senior Level Attention and Experience. The Senior Managing Directors in our Advisory business participate in all facets of client interaction, from the initial evaluation phase to the final stage of executing our recommendations. Our Advisory Senior Managing Directors have significant relevant experience.

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

Our Advisory business generates revenue from fees for providing advice and investment banking services on mergers, acquisitions, restructurings and other strategic transactions. In 2007 our Advisory business generated $295.8 million, or 92%, of our net revenue and earned advisory fees from 145 clients.

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

•

Special Committee and Fairness Opinion Assignments. We are well known for our independence, quality and thoroughness and devoting senior-level attention throughout the project lifecycle. We believe our objectivity, integrity and discretion allow us to provide an unbiased perspective. Our firm does not underwrite securities, publish securities research or act as a lender. We are therefore not burdened by these potential conflicts of interest when advising special committees and boards of directors and rendering fairness opinions.

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

We strive to earn repeat business from our clients. However, we operate in a highly-competitive environment in which there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately negotiated and awarded. To develop new client relationships, and to develop new engagements from historical client relationships, we maintain an active dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior professionals who bring with them client relationships and through referrals from directors, attorneys and other third parties with whom we have relationships.

Investment Management

Our Investment Management business includes five private equity funds with aggregate capital commitments of over $1.4 billion as of December 31, 2007, as well as public securities in the U.S. and Mexico. Our team brings a diverse set of skills and experiences to the investment process and includes experienced investors, former senior executives from Fortune 100 companies, buy-side research analysts and strategic consultants. Our Investment Management business principally manages and invests capital on behalf of third parties. A broad range of institutional and high net-worth investors, including corporate and public pension funds, endowments, foundations, insurance companies and family offices, have committed capital to the funds we manage. The investments made by our private equity funds are typically control or significant influence investments while the investments made by our Evercore Ventures fund are typically minority investments.

Evercore Capital Partners L.P. (“ECP”) and its affiliated entities (collectively, “ECP I”), Evercore Capital Partners II L.P. and its affiliated entities (collectively, “ECP II”) are value-oriented, middle-market private equity funds. We believe Evercore differentiates itself from other managers of middle-market private equity funds by the breadth, depth, quality and stability of its investment team, its ability to leverage the broader Evercore relationship network throughout the investment process, and its focus on generating attractive risk-adjusted returns with an emphasis on capital preservation.

We seek to generate attractive risk-adjusted returns in all of our funds by adhering to the following investment approach:

•

Leverage Evercore Firm-wide Relationship Network. We employ the Evercore relationship network throughout the investment process to originate unique investments outside of traditional auction processes, conduct efficient and insightful due diligence, and build value after an investment is made. In addition to the professionals dedicated to the private equity investing business, ECP leverages the 135 professionals in the Firm’s other businesses. We devote considerable time and resources to working closely with the funds’ portfolio companies to determine business strategy, allocate capital and other resources, evaluate expansion and acquisition opportunities and participate in implementing these plans. Our Investment Management team benefits from Fortune 100 CEO-level operating experience and is able to apply world class operating expertise to our middle market portfolio companies.

•

Focus on Risk Adjusted Returns and Operating Fundamentals. Evercore’s investment philosophy focuses on generating attractive risk-adjusted returns and emphasizes downside protection and the preservation of capital. ECP strives to deliver consistent returns with low volatility by: (i) conducting rigorous due diligence in a controlled process, (ii) utilizing relatively moderate financial leverage, (iii) and focusing on operating fundamentals. Therefore, rather than relying on financial engineering to generate portfolio investment returns, ECP focuses on improving the profitability of the underlying business.

As of December 31, 2007, ECP I and ECP II have invested over $982.0 million in 20 companies. The funds typically hold investments for three to seven years and systematically evaluate exit opportunities throughout the holding period. Evercore Venture Partners L.P. and its affiliated entities (collectively, “EVP”) has invested $38.7 million in emerging technology companies in specific growth sectors including data storage, wireline and wireless communications, enterprise software and technology enabled services.

Our Investment Management business primarily generates revenue from (1) fees earned for our management of the funds, (2) portfolio company fees and (3) gains (or losses) on investments of our own capital in the funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures – Revenue – Investment Management”. Our Investment Management business generated $20.2 million, or 6%, of our net revenue in 2007, which was comprised of $18.6 million of management and portfolio company fees and $1.6 million of net investment gains and losses.

The historical Combined Statements of Operations for the period prior to the August 10, 2006 IPO included the results of the general partners of the private equity funds Evercore managed. Following the IPO, the Company does not consolidate the results of the general partners of those private equity funds as they were not contributed as part of the formation transaction. However, through its equity interest in the general partner of

ECP II and the Discovery Americas I, L.P. (the “Discovery Fund”), Evercore recognizes as revenue 8% to 9% of any carried interest from these funds plus the pro rata share of realized and unrealized gains and losses associated with capital invested.

Evercore currently intends to be entitled to 100% of any management fees and portfolio company fees earned in relation to any private equity fund formed after the IPO that it manages. The Company also currently intends to consolidate the general partners of any private equity fund formed after the IPO that it manages. Accordingly, it expects to record as revenue 100% of any carried interest and realized or unrealized gains (or losses) on investments earned by these entities. However, the Company expects to allocate to its Senior Managing Directors and other employees, through the direct interests these individuals will hold, a significant percentage of any such carried interest. In addition, these individuals will be entitled to any such gains (or losses) on investment based on the amount of capital they contribute in respect of any such fund. Unlike ECP I, where the Company made no direct investment or ECP II where the Company’s direct investment is less than 2% of total capital committed, the Company currently intends to make significant capital commitments to any future private equity fund it manages.

Our Investment Management business also manages public securities in the U.S. and Mexico.

•

In October 2005, we formed EAM. EAM’s approach to investing is classic value and the firm seeks to make value investments in small- and mid-capitalization publicly-traded companies. EAM’s business development focuses on the institutional pension, endowment and foundation market. As of December 31, 2007 EAM had $491.4 million in assets under management. We do not consolidate the results of EAM, but rather recognize our pro rata share of income or losses based on our 41.7% ownership interest in the joint venture.

•

In 2005, Protego formed PCB, an asset management business focused on peso-denominated money market and fixed income securities for institutional and high net-worth investors in Mexico. As of December 31, 2007, PCB had $648.7 million in assets under management. We own a 70% interest in PCB.

Results by Segment and Geographic Location

See Note 20 to our combined/consolidated financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.

People

As of December 31, 2007, we employed a total of 290 people, including our Senior Managing Directors. We use the title Senior Managing Director to refer to our most senior investment banking and investment management professionals, as well as our executive officers. None of our employees is subject to any collective bargaining agreements and we believe we have good relations with our employees.

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

We believe our primary competitors in securing advisory engagements are Citigroup, Credit Suisse, Goldman Sachs, JPMorgan Chase, Lazard, Lehman Brothers, Merrill Lynch, Morgan Stanley, UBS Investment

Bank and other large investment banking firms as well as investment banking boutiques such as Centerview Partners, The Blackstone Group, Houlihan Lokey and Greenhill.

We believe our competition in the Investment Management business includes private equity funds of all sizes and we expect to face competition both in the pursuit of outside investors for our private equity funds and in acquiring investments in attractive portfolio companies. In addition, EAM and PCB, which seek to make investments for institutional and high net-worth investors, face substantial competition from a large number of asset management companies, many of which are larger, more established firms with greater brand name recognition and more extensive client bases.

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

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our shareholders or creditors. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. (“EGL”), a wholly-owned subsidiary of ours through which we conduct our financial advisory business, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), and is registered as a broker-dealer in all 50 states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. In addition, the FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. State securities regulators also have regulatory or oversight authority over EGL.

PCB, Protego’s asset management subsidiary, is authorized by the Mexican Ministry of Finance to act as a broker-dealer and financial advisor in accordance with the Mexican Securities Market Law. PCB is subject to regulation and oversight by the Mexican Ministry of Finance and the Mexican National Banking and Securities Commission, including the maintenance of minimum capital requirements. In addition, the Mexican Broker Dealer Association, a self-regulatory organization that is subject to oversight by the Mexican National Banking and Securities Commission, adopts and enforces rules governing the conduct, and examines the activities of, its member broker-dealers, including PCB.

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

One of our affiliates is registered as an investment advisor with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions.

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

Evercore Europe, formerly Braveheart, which provides corporate finance and private equity advisory services in Europe, is authorized by the Financial Services Authority (“FSA”) in the United Kingdom, and is required by the FSA to maintain specified minimum capital requirements.

Item 1A.	Risk Factors

Risks Related to Our Business

Difficult market conditions can adversely affect our business in many ways, including reducing the volume of the transactions involving our Advisory business and reducing the value or performance of the investments made by our private equity funds or public securities business, which, in each case, could materially reduce our revenue or income.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. We have benefited from the recent record levels of M&A activity, and since the second half of 2007, overall M&A activity has declined. The market and economic climate may further deteriorate because of many factors beyond our control, including inability to access credit markets, rising interest rates or inflation, terrorism or political uncertainty. Revenue generated by our Advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing price competition among financial services companies seeking such engagements. Our operating results would be adversely affected by any such reduction in the volume or value of mergers and acquisitions transactions. In addition, in the event of a market or general economic downturn, the private equity funds that our Investment Management business manages also may be impacted by reduced valuations and opportunities to exit and realize value from their investments and our public securities business would be expected to generate lower revenue because investment advisory fees we receive typically are in part based on the market value of underlying publicly traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

We depend on our Senior Managing Directors, including our executive officers, and the loss of their services could have a material adverse effect on us.

We depend on the efforts and reputations of our Senior Managing Directors, including our executive officers. Our senior leadership team’s reputations and relationships with clients and potential clients are critical elements in expanding our businesses. For example, Mr. Mestre and Mr. Altman make significant contributions to our Advisory business, our operations and performance in Mexico and Europe are particularly dependent on the efforts and reputations of Mr. Aspe and Mr. Taylor, respectively, and our Private Equity Funds are dependent on Mr. Beutner, who recently materially reduced his responsibilities in connection with his medical leave. The loss of the services of any of them could have a material adverse effect on our operations, including our ability to attract advisory clients and raise new private equity funds.

Our future success depends to a substantial degree on our ability to retain and recruit qualified personnel. We anticipate that it will be necessary for us to add financial professionals as we pursue our growth strategy. However, we may not be successful in our efforts to recruit and retain the required personnel as the market for qualified financial professionals is extremely competitive. Our financial professionals possess substantial experience and expertise and have direct contact with our Advisory and Investment Management clients, which can lead to strong client relationships. As a result, the loss of these personnel could jeopardize our relationships with clients and result in the loss of client engagements. For example, if any of our Senior Managing Directors were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services.

We have experienced rapid growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

We expect our rapid growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend, among other things, on our ability to successfully identify practice groups and individuals to join our firm. It may take more than one year for us to determine whether new professionals will be profitable or effective. Typically, we hire new Senior Managing Directors in the middle of a calendar year, but the new hires do not begin to generate significant revenue until the following calendar year. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain profitable professionals, we will not be able to implement our growth strategy and our financial results may be materially adversely affected. Over the course of 2007, Evercore announced the hiring of eight new Senior Managing Directors (including one Evercore Europe Senior Managing Director who joined the firm on January 1, 2008) across the firm. Within its Advisory business, seven new Senior Managing Directors were added, expanding the firm’s capabilities in the Consumer/Retail, Energy, Health Care, Chemicals and Aerospace/Defense sectors and its presence in Europe.

Sustaining growth will also require us to commit additional management, operational and financial resources to this growth and to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

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

Our recent acquisitions have involved the purchase of the equity of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company may expose us to liability for actions taken by an acquired business and its management before the acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies generally would not be sufficient to protect us from or compensate us for, actual liabilities. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our operating results, financial condition and liquidity.

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

The timing and receipt of carried interest generated by our private equity funds is uncertain and will contribute to the volatility of our Investment Management revenue. Carried interest depends on our funds’ investment performance and opportunities for realizing gains, which may be limited. In addition, it takes a substantial period of time to identify attractive private equity or venture capital opportunities, to raise the funds needed to make an investment and then to realize the cash value of an investment through resale, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds. Moreover, if legislation were to be introduced in the U.S. Congress to tax carried interest as ordinary income rather than as capital gains, adoption of any such legislation could adversely affect our ability to recruit, retain and motivate our current and future Senior Managing Directors and other employees. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds. In addition, the Company also records carried interest, which could further increase the volatility of our quarterly results.

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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Investment Management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability could materially adversely affect our business, financial condition, operating results or liquidity or cause significant reputational harm to us, which could seriously harm our business.

Compliance failures and changes in regulation could adversely affect us.

Our Advisory and Investment Management businesses are subject to regulation in the United States, including by the SEC and FINRA. In Mexico, our business is regulated by the Mexican Ministry of Finance and the Mexican National Banking and Securities Commission and our European business is subject to regulation by the FSA in the United Kingdom. Our failure to comply or have complied with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as an investment adviser or broker-dealer. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new Advisory or Investment Management clients. Our broker-dealer operations are subject to periodic examination by the SEC and FINRA. We cannot predict the outcome of any such examinations.

As a result of highly-publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

In addition, one of our affiliates is registered as an investment advisor with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions.

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

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our advisory clients. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Advisory services accounted for 88%, 88% and 92% of the Predecessor Company and Successor Company net revenue in 2005, 2006 and 2007, respectively.

Unlike diversified investment banks, we do not have multiple sources of revenue, such as underwriting or trading securities. We expect that we will continue to rely on advisory fees for a substantial portion of our revenue for the foreseeable future. A decline in our advisory engagements or the market for advisory services would adversely affect our business.

In addition, our Advisory business operates in a highly-competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately solicited, awarded and negotiated. In addition, many businesses do not routinely engage in transactions requiring our services. As a consequence, our fee-paying engagements with many clients are not likely to be predictable and high levels of revenue in one quarter are not necessarily predictive of continued high levels of revenue in future periods. We also lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. As a result, our advisory fees could decline materially due to such changes in the volume, nature and scope of our engagements.

A high percentage of our net revenue is derived from a small number of clients and the termination of any one advisory engagement could reduce our revenue and harm our operating results.

Each year, we advise a limited number of advisory clients. Our top five advisory clients accounted for 50%, 40% and 32% of the Predecessor Company and Successor Company net revenue in 2005, 2006 and 2007, respectively. The composition of the group of clients comprising our largest advisory clients can vary each fiscal year. One client represented in excess of 10% of our net revenue for the year ended December 31, 2007. With the exception of 2005 and 2006 when our largest advisory client was the same, the composition of the group comprising our largest advisory clients varies significantly from year to year. We expect that our advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenue in any particular year. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed.

Legal restrictions on our clients may reduce the demand for our services

New laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may also adversely affect our business. For example, changes in regulation could restrict the activities of our clients and their need for the types of advisory services that we provide to them and changes in antitrust enforcement could affect the level of mergers and acquisitions activity.

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

The requirement of Section 327 of the U.S. Bankruptcy Code requiring that one be a “disinterested person” to be employed in a restructuring has been modified pursuant to the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005. The “disinterested person” definition of the U.S. Bankruptcy Code has historically disqualified certain of our competitors, but has not often disqualified us from obtaining a role in a restructuring because we have not been an underwriter of securities or lender. However, a recent change to the “disinterested person” definition will allow underwriters of securities to compete for restructuring engagements as well as with respect to the recruitment and retention of professionals. If our competitors succeed in being retained in new restructuring engagements, our restructuring advisory business, and thereby our results of operations, could be adversely affected.

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

Risks Relating to Our Investment Management Business

If the investments we make on behalf of our funds perform poorly we will suffer a decline in our investment management revenue and earnings, we may be obligated to repay certain carried interest we have previously received to the third party investors in our funds, and our ability to raise capital for future funds may be adversely affected.

Our revenue from our Investment Management business is derived from fees earned for our management of the funds calculated as a percentage of the capital committed to our funds, performance fees, or carried interest, earned when certain financial returns are achieved over the life of a fund, gains or losses on investments of our own capital in the funds and monitoring, director and transaction fees. In the event that our investments perform poorly on both realized and unrealized bases, our Investment Management revenues and earnings will suffer a corresponding decline. Such a decline may make it more difficult for us to raise Evercore Capital Partners III or any other new funds in the future, or result in such fundraising taking longer to complete than anticipated or may prevent us from raising such funds. To the extent that, over the life of the funds, we have received an amount of carried interest that exceeds a specified percentage of distributions made to the third party investors in our funds, we may be obligated to repay the amount of this excess to the third party investors.

A portion of our Investment Management activities involves investments in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount we invest in these activities or fail to realize any profits from these activities for a considerable period of time.

We have made principal investments in ECP II and any new private equity funds we may establish in the future may require us to make some additional principal investments. These funds generally invest in relatively high-risk, illiquid assets. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.

In addition, our private equity funds have sometimes invested in businesses with capital structures that have significant leverage. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of such business or its industry. If these portfolio companies default on their indebtedness, the lender may foreclose and we could lose our entire investment.

Valuation methodologies for certain assets in our Private Equity funds can be subject to significant subjectivity and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily ascertainable market prices for a very large number of illiquid investments in our funds. The value of the investments of our funds is determined periodically by us based on applicable accounting principles generally accepted in the United States of America (“U.S. GAAP”) fair value methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because some of the illiquid investments held by our funds are or may in the future be in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

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

The public securities component of our Investment Management business would be expected to generate lower revenue in a market or general economic downturn. Under our public securities business arrangements, investment management fees we receive typically are based on the market value of assets under management. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by causing the value of our assets under management to decrease. In addition, a lack of liquidity in markets would also have a material adverse effect on the value of our assets and our clients’ assets, in particular, a lack of liquidity in Mexican government bonds would have a material adverse effect on PCB’s business. These factors would result in lower investment management fees, causing negative absolute performance returns for some accounts which have performance-based fees, also referred to as carried interest, resulting in a reduction of revenue from such fees, and/or causing some of our clients to withdraw funds from our asset management business in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower investment management fees.

The Investment Management business is intensely competitive.

The Investment Management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation.

Our Investment Management business competes with a number of private equity and venture capital firms, asset management firms, commercial banks, investment banks and other financial institutions. A number of factors serve to increase our competitive risks:

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

This competitive pressure could adversely affect our ability to make successful investments and prevent us from raising Evercore Capital Partners III or any other future funds, either of which would adversely impact our revenue and earnings.

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

With the exception of a non-managing equity interest in the general partner of the ECP II and the Discovery Fund, the general partners of our private equity funds at the time of the IPO were not contributed to us in connection with the Reorganization and are owned by our Senior Managing Directors and other third parties. Accordingly, we no longer receive any carried interest from ECP I or EVP or any gains (or losses) arising from investments in those funds. As a result, although ECP I and EVP are in their realization, or harvesting, periods, the time and attention that our Senior Managing Directors and employees devote to monetizing the investments of these funds will not financially benefit us and may reduce the time and attention these individuals devote to our business. In addition, while we will receive 8% to 9% (depending on the particular fund investment) of the carried interest realized from ECP II and 10% from the Discovery Fund, the time and attention that our Senior Managing Directors and employees devote to managing these funds may not be as profitable to us as other business activities and opportunities to which these individuals might otherwise have devoted their time and attention.

Risks Related to Our International Operations

In 2007, we earned 22% of our revenues from our non-U.S. operations. We intend to significantly grow our non-U.S. business and this growth is critical to our overall success. In addition, many of our larger clients for our U.S. advisory business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Moreover, given the challenges the U.S. economy is facing, we expect a significant number of non-U.S. entities will play a greater role in the U.S. M&A market. Our non-U.S. operations are relatively small and new, even compared to our U.S. business. As a result, our non-U.S. businesses face the same or even greater competitive pressures.

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

Because revenue generated by Protego’s advisory business, which accounted for 83% of its revenue in 2007, is directly related to the volume and value of the transactions in which it is involved, during periods of unfavorable market or economic conditions in Mexico, the volume and value of mergers and acquisitions and other types of transactions may decrease, thereby reducing the demand for Protego’s advisory services and increasing price competition among financial services companies seeking such engagements. Protego’s results of operations would be adversely affected by any such reduction in the volume or value of these and similar advisory transactions.

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

Risks Related to Our Organizational Structure

We are required to pay our Senior Managing Directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received in connection with exchanges of Evercore LP units for shares and related transactions.

As of December 31, 2007, there were 15,213,506 vested and 4,853,165 unvested Evercore LP partnership units held by our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

We have entered into a tax receivable agreement with certain of our Senior Managing Directors that provides for the payment by us to these Senior Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Evercore LP attributable to our interest in Evercore LP, during the expected term of the tax receivable agreement, the payments that we may make to our Senior Managing Directors could be substantial.

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

Evercore Partners Inc. is a holding company and has no material assets other than its ownership of partnership units in Evercore LP. Evercore Partners Inc. has no independent means of generating revenue. We intend to cause Evercore LP to make distributions to its partners in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us. To the extent that Evercore Partners Inc. needs funds, and Evercore LP is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our operating results, financial condition and liquidity.

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

Risks Related to Our Class A Common Stock

Control by our Senior Managing Directors of the voting power in Evercore Partners Inc. may give rise to conflicts of interests.

Our Senior Managing Directors own shares of our Class A common stock and our Class B common stock. Our certificate of incorporation provides that the holders of the shares of our Class B common stock are entitled to a number of votes that is determined pursuant to a formula that relates to the number of Evercore LP partnership units held by such holders. Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit in Evercore LP held by such holder. Accordingly, our Senior Managing Directors, and certain trusts benefiting their families, collectively have 70% of the voting power in Evercore Partners Inc. As a result, because our Senior Managing Directors have a majority of the voting power in Evercore Partners Inc. and our certificate of incorporation does not provide for cumulative voting, they have the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and can preclude any unsolicited acquisition of our company. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Our share price may decline due to the large number of shares eligible for future sale and for exchange.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

At December 31, 2007, we had a total of 11,229,197 shares of our Class A common stock outstanding and our Senior Managing Directors own an aggregate of 20,066,671 partnership units in Evercore LP , of which 15,213,506 partnership units were fully vested and 4,853,165 partnership units were unvested. Our amended and restated certificate of incorporation allows the exchange of partnership units in Evercore LP (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions. In addition, in 2007 we granted to certain of our employees and directors 4,005,391 restricted stock units (“RSUs”) and 475,810 shares of restricted stock pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan. Of these RSUs and shares of restricted stock, 1,244,340 are fully vested and 3,236,861 are unvested.

In 2008 we granted to certain of our employees and directors 1,241,980 RSUs pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan. Of these RSUs 204,630 are fully vested and 1,037,350 are unvested.

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of 2007 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Our principal executive offices are located in leased office space at 55 East 52nd Street, New York, New York. We also lease the space for our offices at 100 Wilshire Boulevard, Santa Monica, California; 3 Embarcadero Center, San Francisco, California; at Av. Lázaro Cárdenas 2400 Torre D-33, Col. San Agustin in Monterrey, Mexico; at Blvd. Manuel A. Camacho 36-22, Col. Lomas de Chapultepec in Mexico City, Mexico; and at 10 Hill Street in London. We do not own any real property. We consider these arrangements to be adequate for our present needs.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matter described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

On August 15, 2006, Stephen S. Gray, as trustee of the High Voltage Engineering Liquidating Trust (the “Plaintiff”), filed a motion in the bankruptcy court seeking to undo an order entered in November 2004 approving $2.34 million in fees and expenses for Evercore Restructuring’s services, alleging, among other matters, that Evercore Restructuring should have known that the projections prepared by High Voltage in connection with the first bankruptcy proceedings were inaccurate. On September 8, 2006, Evercore Restructuring responded in the bankruptcy court denying the factual allegations and asserting a variety of legal bases to deny the request. In January 2007, the bankruptcy court decided in favor of Evercore Restructuring and denied the Plaintiff’s motion. In September 2007, the United States District Court affirmed the decision. Plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. The parties are in the process of briefing the appeal. No decision has been issued.

In addition, on August 15, 2006, the same Plaintiff filed a complaint against Evercore Restructuring and Jefferies & Company, Inc. in the United States District Court of Massachusetts. The Plaintiff’s complaint asserts claims against Evercore Restructuring for gross negligence and breach of fiduciary duty in connection with the High Voltage engagement. In September 2007, the District Court granted Evercore Restructuring judgment on the pleadings. Plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. The parties are in the process of briefing the appeal. No decision has been issued.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

Executive Officers of the Registrant

The information contained in the section captioned “Executive Officers” in the Proxy statement is incorporated herein by reference.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Evercore Class A Common Stock

Our Class A common stock is listed on the NYSE and is traded under the symbol “EVR.” At the close of business on March 11, 2008, there were 6 Class A common stockholders of record.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock since August 11, 2006, the date that our Class A common stock began trading on the NYSE, as reported on the NYSE:

	High	Low
2006 (since August 11, 2006)	$40.05	$21.00
Quarter ended March 31, 2007	$38.30	$29.80
Quarter ended June 30, 2007	$33.72	$27.61
Quarter ended September 30, 2007	$30.76	$18.65
Quarter ended December 31, 2007	$27.89	$18.51

There is no trading market for the Evercore Partners Inc. Class B common stock. As of March 11, 2008, there were 51 holders of record of the Class B common stock.

Dividend Policy

The Company paid quarterly cash dividends of $0.07, $0.10, $0.12 and $0.12 per share of Class A common stock for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, respectively. The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account general economic and business conditions; our financial condition and operating results; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including Evercore LP) to us; and such other factors as our board of directors may deem relevant.

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2007

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	4,481,201	—	15,428,193
Equity compensation plans not approved by shareholders	—	—	—

Total	4,481,201	—	15,428,193

(1)	To date, we have issued RSUs and Restricted Stock which by their nature have no exercise price.

Share Repurchases for the period October 1, 2007 through December 31, 2007

None

Item 6.	Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.” During 2007, certain balances for prior periods have been reclassified to conform to their current presentation in order to improve consistency with Management’s understanding of the business. See Note 2 to our combined/consolidated financial statements for additional information regarding these reclassifications.

	Combined				Consolidated
	2003	2004	2005	For the Period January 1, 2006 through August 9, 2006	For the Period August 10, 2006 through December 31, 2006	For the Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
REVENUES
Advisory Revenue	$26,302	$69,205	$110,842	$96,122	$87,659	$295,751
Investment Management Revenue	33,568	16,967	14,584	16,860	6,591	20,158
Interest Income and Other Revenue	250	145	209	643	8,622	24,141

TOTAL REVENUES	60,120	86,317	125,635	113,625	102,872	340,050
Interest Expense	—	—	—	—	6,783	18,451

NET REVENUES	60,120	86,317	125,635	113,625	96,089	321,599

EXPENSES
Operating Expenses(a)	24,880	34,473	59,103	45,300	63,279	235,503
Other Expenses	—	—	—	—	7,003	141,031

TOTAL EXPENSES	24,880	34,473	59,103	45,300	70,282	376,534

Other Income	—	76	—	—	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	35,240	51,920	66,532	68,325	25,807	(54,935)
Provision for Income Taxes(b)	905	2,114	3,372	2,368	6,030	12,401
Minority Interest	(9)	29	8	6	15,991	(32,841)

NET INCOME (LOSS)	$34,344	$49,777	$63,152	$65,951	$3,786	$(34,495)

Dividends Declared per Share	N/A	N/A	N/A	N/A	—	$0.41

Net Income (Loss) per Share	N/A	N/A	N/A	N/A	$0.76	$(3.38)

	Combined			Consolidated
	As of December 31,			As of December 31,
	2003	2004	2005	2006	2007
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
	(dollars in thousands)			(dollars in thousands)
STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$42,343	$71,681	$81,456	$301,503	$689,096
Total Liabilities	$15,135	$20,137	$29,677	$152,108	$469,781
Minority Interest	$155	$265	$274	$36,918	$46,339
Stockholders’ and Members’ Equity	$27,053	$51,279	$51,505	$112,477	$172,976

(a)	Prior to our August 2006 IPO, payments for services rendered by our Senior Managing Directors were accounted for as distributions of members’ capital rather than as compensation expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures – Operating Expenses – Employee Compensation and Benefits Expense”.

(b)	Prior to our August 2006 IPO, our income was not subject to U.S. federal and state income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures – Provision for Income Taxes”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Evercore Partners Inc.’s combined/consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Overview

Evercore is an investment banking boutique. Our operations consist of two business segments: Advisory and Investment Management.

•

Advisory generates revenue from fees for providing advice on matters of strategic importance to our clients, including mergers, acquisitions, restructurings, divestitures, leveraged buy-outs, recapitalizations and other corporate transactions. Our Advisory segment generated $110.8 million, 88%, of our Net Revenue in 2005; $183.8 million, or 88%, of our Net Revenue in 2006; and $295.8 million, or 92%, of our Net Revenue in 2007.

•

Investment Management generates revenue from fees earned for managing the Private Equity Funds and the portfolio companies of the Private Equity Funds. We earn revenue from profit overrides, referred to as carried interest, earned when certain financial returns are achieved over the life of a fund, through net gains and losses on investments of our own capital in the funds and from other sources. Investment Management also generates revenue from managing funds invested in the publicly traded securities. Our Investment Management segment generated $14.6 million, or 12%, of our Net Revenue in 2005; $23.5 million, or 11%, of our Net Revenue in 2006; and $20.2 million, or 6%, of our Net Revenue in 2007.

Reorganization

Formation Transaction

Prior to the IPO, our business, or Predecessor Company, had historically been owned by our Senior Managing Directors. On August 10, 2006, and pursuant to a contribution and sale agreement dated as of May 12, 2006, our Senior Managing Directors contributed to Evercore LP each of the various entities included in our historical combined financial statements that were under common control of the Members, with the exception of the general partners of ECP I, ECP II and EVP and certain other entities through which Messrs. Altman and Beutner fund their capital commitments to ECP I, forming the Successor Company. The Successor Company has continued to conduct the same business as the Predecessor Company.

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

In exchange for these contributions to Evercore LP, our Senior Managing Directors and certain trusts benefiting certain of their families received 11,787,610 vested and 9,237,670 unvested Evercore LP partnership units. The vesting arrangements applicable to these Evercore LP partnership units are described under “– Operating Expenses – Employee Compensation and Benefits Expense.” In addition, we distributed cash to the Members so as to distribute to them all earnings for the period from January 1, 2006 to the date of the closing of the contribution and sale agreement.

We accounted for this transaction, which we refer to as the “Formation Transaction,” substantially by using the Members’ historical cost of the assets acquired and liabilities assumed and recorded minority interest to reflect the Members’ ongoing ownership in Evercore LP. We account for the unvested Evercore LP partnership units issued in the Formation Transaction as future compensation expense. See “Follow-On Offering of Evercore Partners Inc. Class A Common Stock”.

Combination with Protego

Protego’s business historically was owned by its directors and other stockholders and conducted by Protego and its subsidiaries and Protego SI. Concurrently with the Formation Transaction, we and Protego undertook the following steps pursuant to the contribution and sale agreement, which we refer to collectively as the “Protego Combination”:

•

Evercore LP acquired Protego and its subsidiaries (including a 70% interest in PCB, Protego’s asset management subsidiary and a 0.5% interest in the Discovery Fund), and Protego SI in exchange for $7.0 million aggregate principal amount of non-interest bearing notes; and

•

Mr. Aspe and the other Protego directors became Senior Managing Directors of Evercore Partners Inc. and subscribed, collectively with certain companies they control, certain trusts benefiting their families and a trust benefiting certain directors and employees of Protego, for 1,760,187 vested and 351,362 unvested Evercore LP partnership units.

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

IPO

On August 16, 2006, Evercore Partners Inc. completed the IPO of its Class A common stock by issuing 4,542,500 shares of its Class A common stock, including shares issued to the underwriters pursuant to their election to exercise in full their overallotment option, for cash consideration of $19.53 per share (net of underwriting discounts) to a syndicate of underwriters. Evercore Partners Inc. contributed all of the net proceeds from the IPO to Evercore LP, and Evercore LP issued to Evercore Partners Inc. a number of Evercore LP partnership units equal to the number of shares of Class A common stock that Evercore Partners Inc. issued in connection with the Protego Combination and in the IPO. Evercore Partners Inc. also became the sole general partner of Evercore LP.

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

The Class B common stock provides its holder with no economic rights but entitles the holder to a number of votes that is equal to the number of Evercore LP partnership units held by such holder. Subject to the vesting and transfer restriction provisions of the Evercore LP partnership agreement, the limited partners of Evercore LP are entitled to exchange their Evercore LP partnership units for shares of Class A common stock on a one-for-one basis, subject to customary rate adjustment for stock splits, stock amendments and reclassifications.

Acquisition of Braveheart

On December 19, 2006, we completed the acquisition of Braveheart. Braveheart was organized to provide corporate finance and private equity advisory services, subject to its receipt of applicable regulatory approvals. In exchange for 100% of the outstanding share capital of Braveheart, we paid initial consideration, deferred consideration and earn-out consideration. The initial consideration was comprised of 1,771,820 shares of Evercore Partners Inc. Class A common stock. The deferred consideration is comprised of 590,607 additional shares of Class A common stock. Of this deferred consideration, 159,000 shares were issued to Braveheart shareholders on April 4, 2007. The Braveheart shareholders also received earn-out consideration based on gross revenues generated by Braveheart’s financial advisory business carried on in Europe. The amount of earn-out consideration was earned at the point of acquisition and accordingly, we issued to the Braveheart shareholders, collectively, $3.0 million of loan notes due 2010 which bear interest at LIBOR plus 100 basis points and which are redeemable by the holder at any time after October 31, 2007. Additionally, we paid $0.4 million in cash as part of the acquisition. An additional 431,607 shares were authorized to be issued to Braveheart shareholders on March 11, 2008.

Follow-On Offering of Evercore Partners Inc. Class A Common Stock

On May 23, 2007, we completed a follow-on offering of 1,581,778 shares of Class A common stock for cash consideration of $27.95 per share (net of underwriting discounts). Net proceeds in conjunction with this issuance after deducting underwriting discounts and commissions and offering expenses were $42.1 million. We contributed all of the net proceeds from this follow-on offering to Evercore LP, and Evercore LP issued to us 1,581,778 Evercore LP partnership units. We intend to use these proceeds to expand and diversify our Advisory and Investment Management businesses and for general corporate purposes in our operating subsidiary, Evercore LP. In conjunction with the follow-on offering, Members exchanged 2,942,932 Evercore LP partnership units for shares of our Class A common stock on a one-for-one basis.

The follow-on offering related transactions resulted in Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, which in turn resulted in the vesting of 4,735,867, or approximately 50%, of the unvested Evercore LP partnership units, 1,007,064 unvested RSUs and 90,606 unvested shares of restricted stock. The vesting of Evercore LP partnership units resulted in a non-cash charge to compensation expense and an offsetting increase in Minority Interest of $99.5 million on our Consolidated Statement of Financial Condition as of December 31, 2007, and the vesting of RSUs and restricted stock resulted in a non-cash charge to compensation expense of $23.8 million and an offsetting increase in Stockholders’ Equity of $23.8 million on our Consolidated Statement of Financial Condition as of December 31, 2007. We refer to the above transactions collectively as the “Follow-On Offering.” Prior to the Follow-On Offering, each holder of Class B common stock had effectively ceded their voting rights with respect to their ownership of Class B common stock and Evercore LP partnership units to Messrs Altman, Beutner and Aspe. Subsequent to the Follow-On Offering, each holder of Class B common stock is entitled to one vote for each Evercore LP partnership unit held by such holder.

At the completion of the Follow-On Offering, 976,904, or 50%, of the non-forfeited, unvested RSUs issued in conjunction with the IPO vested. As with the unvested Evercore LP partnership units, the RSUs that vested were charged to expense at the completion of the Follow-On Offering based on the grant date fair value of the Class A common stock deliverable pursuant to such RSUs, which is the IPO price of the Class A common stock of $21.00 per share. Accordingly, at the completion of the Follow-On Offering we recorded a non-cash equity- based compensation charge associated with the vesting of these previously unvested RSUs of $20.5 million. Following the completion of the Follow-On Offering, if all of the remaining unvested and unforfeited RSUs as of December 31, 2007 were to vest at some point in the future, based on the grant date fair value of the Class A common stock deliverable pursuant to such RSUs of $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested RSUs would be approximately $17.9 million. To the extent unvested RSUs vest, they are included in weighted average shares outstanding for purposes of calculating basic and diluted net income per share, which has a dilutive effect on these measures.

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

Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization, we expect that future payments to our Members in respect of the exchange of Evercore LP partnership units that occurred prior to the Follow-On Offering to aggregate approximately $38.8 million, resulting in payments of approximately, on average, $1.6 million per year, based on a value of the Class A common stock of $29.50 per share. Future payments to our Members in respect of subsequent exchanges pursuant to the tax receivable agreement would be in addition to these amounts and are expected to be substantial.

The effects of the tax receivable agreement on our Condensed Consolidated Statement of Financial Condition as a result of the exchange of 2,942,932 Evercore LP partnership units by Members prior to the Follow-On Offering were as follows:

•

we recorded an increase of $45.6 million in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by Evercore LP, based on enacted federal and state tax rates at the date of the transaction. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•

we recorded 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase of $38.8 million to payable to related parties and the remaining 15% of the estimated realizable tax benefit, or $6.8 million, as an increase to paid-in-capital.

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

Comparability of Results for Various Periods

The Successor Company results represent the consolidated results of Evercore Partners Inc. and its subsidiaries subsequent to our IPO on August 10, 2006. The Predecessor Company results represent the results of the combined entities known as Evercore Holdings prior to the Reorganization. Both the Predecessor and Successor Company results have been prepared in accordance with U.S. GAAP.

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

In addition to the inclusion and exclusion of the results of certain entities, the transactions mentioned above had additional effects on our results that also limit the ability to compare 2007 with 2006 principally:

•

prior to the IPO, Evercore was not subject to federal income taxes, but was subject to New York City UBT and New York City general corporation taxes. As a result of the IPO, the operating business entities of Evercore were restructured and a portion of Evercore’s income is subject to U.S. federal income taxes, as well as foreign, state and local taxes; and

•

payments for services rendered by Evercore’s Senior Managing Directors were historically accounted for as distributions of Members’ capital rather than as compensation expense. Following the IPO, management has included all payments for services rendered by the Senior Managing Directors in Employee Compensation and Benefits Expense.

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

We operate in a highly-competitive environment where there are no long-term contracted sources of revenue and each revenue-generating engagement is separately awarded and negotiated. Our list of clients, including our list of clients with whom there is a currently active revenue-generating engagement, changes continually. We gain new clients through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from executives, directors, attorneys and other parties with whom we have relationships. We may also lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

Investment Management. Our Investment Management business includes operations related to the management of the Private Equity Funds and funds invested in publicly-traded securities (“Public Securities”).

Private equity revenue sources include the following: (1) management and performance fees (2) portfolio company fees and (3) gains (or losses) on investments in the Private Equity Funds we manage.

•

Management and Performance Fees. Management fees are generally a percentage of committed capital (the total dollar amount of capital pledged to a fund) from certain outside investors in each of the Private Equity Funds we manage. During the commitment period, or until full investment, these fees are typically 2% per annum of committed capital. Thereafter, for the remainder of the fund’s life, these fees are 1% per annum of invested capital, and in December of 2007, the commitment period for ECP II, our most recent U.S. fund, expired. The entities which are entitled to the management fees from the Private Equity Funds we manage were contributed to Evercore LP. Accordingly, we reflect the management fees from all of these funds in our consolidated financial statements following the IPO. Carried interest is a profit override earned by the general partners of the Private Equity Funds we manage when certain financial return targets and hurdles are met. Generally, the carried interest is calculated as 20% of the profits, provided that certain outside investors in the funds have earned an 8% return on investments from the Private Equity Funds and a 10% return on investments from EVP. Accordingly, the amount of carried interest earned depends on the profits, if any, ultimately generated within the funds. Our historical Combined Statements of Operations for the period prior to August 10, 2006, include the results of the general partners of the Private Equity Funds, including the carried interest earned by these general partners. Participation in such carried interest historically has been allocated principally to our Senior Managing Directors and other employees and any carried interest ultimately realized was paid directly to such individuals. Following the IPO, we no longer consolidate the results of the general partners of the Private Equity Funds. Accordingly, we no longer recognize as revenue any carried interest earned by the general partners of ECP I or EVP. However, through our equity interest in the general partner of ECP II and the Discovery Fund, we recognize as revenue 8% to 9% (depending on the particular fund investment) of any carried interest from these funds.

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

•

Gains (or Losses) on Investments. Gains and losses include both realized gains and losses upon the sale of all or a portion of a portfolio company and unrealized gains and losses on investments arising from changes in the fair value of the portfolio companies. Because our historical Combined Statements of Operations include the results of the general partners of the Private Equity Funds we currently manage and certain other entities through which two of our founding Senior Managing Directors have invested capital in ECP I, our historical results include such realized or unrealized gains or losses. Following the IPO, because we no longer consolidate the results of these entities, we no longer recognize as revenue any of the gains or losses arising from these entities’ investments in ECP I or EVP. However, through our equity interest in the general partner of ECP II and the Discovery Fund, we continue to recognize revenue based on our share of those funds’ realized or unrealized gains or losses. As of December 31, 2007, we had an aggregate carrying value of $14.8 million of investments in and an aggregate of $9.1 million of unfunded commitments to ECP II, the Discovery Fund and Evercore Mexico Capital Partners II, L.P. (“EMCP II”).

Evercore currently intends to be entitled to 100% of any management fees and portfolio company fees earned in relation to any private equity fund formed after the IPO that it manages. The Company also currently intends to consolidate the general partners of any private equity fund formed after the IPO that it manages. Accordingly, it expects to record as revenue 100% of any carried interest and realized or unrealized gains (or losses) on investments earned by these entities. However, the Company expects to allocate to its Senior Managing Directors and other employees, through the direct interests these individuals will hold, a significant percentage of any such carried interest. In addition, these individuals will be entitled to any such gains (or losses) on investment based on the amount of the general partners’ capital they contribute in respect of any such fund. Unlike ECP I, where the Company made no direct investment or ECP II where the Company’s direct investment is less than 2% of total capital committed, the Company currently intends to make significant capital commitments to any future private equity fund it manages.

Our Public Securities business is comprised of PCB and EAM.

•	PCB’s revenue sources include: (1) management and performance fees; (2) dealer spreads on client transactions; and (3) net interest revenue earned by PCB in collateralized financing transactions.

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

Transaction-Related Client Reimbursements. In both our Advisory and Investment Management segments we make various transaction-related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our clients or the contracts with the limited partners in the Private Equity Funds we manage, these expenditures may be reimbursable. We define these expenses as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Specifically, client expense reimbursements are recorded as revenue on the Combined / Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

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

The Company has targeted total employee compensation and benefits awarded to employees at a level approximating 50% of net revenue. During 2007, the Company exceeded that level as a direct result of the new Senior Managing Director hires, who have positioned Evercore for continued growth. We announced the hiring or promotion of eight new Senior Managing Directors in 2007 (including one Evercore Europe Senior Managing Director who joined the firm on January 1, 2008). The Company retains the ability to exceed its compensation and benefits award target, change the target or change how the target is calculated at any time and will manage compensation expenses to an appropriate percentage of revenue given relevant market conditions.

Increasing the number of high-caliber Senior Managing Directors is critical to our growth efforts. Typically we hire new Senior Managing Directors in the middle of a calendar year, but the new hires do not begin to generate significant revenue in the year they are hired.

We changed our annual compensation program during 2007 to include stock-based compensation awards as a component of the annual bonus awards for certain U.S. Senior Managing Directors. These equity awards will be subject to annual vesting requirements over a four-year period beginning at the date of grant which occurred in early 2008; accordingly, the expense will be amortized over the vesting period.

Approximately two-thirds of the Evercore LP partnership units received by our Senior Managing Directors, other than Mr. Altman and Mr. Beutner, in the Formation Transaction and two-thirds of the Evercore LP partnership units received by the directors of Protego (who became our Senior Managing Directors), other than Mr. Aspe, and certain companies they control and a trust benefiting directors and employees of Protego in the Protego Combination are, with specified exceptions, subject to forfeiture and re-allocation to other Senior Managing Directors (or, in the event that there are no eligible Senior Managing Directors, forfeiture and cancellation) if the Senior Managing Director ceases to be employed by us prior to the occurrence of specified vesting events. 4,735,867, or approximately 50%, of these unvested Evercore LP partnership units vested in conjunction with the Follow-On Offering. In addition, the Company entered into a severance agreement with an employee which modified the award terms that resulted in the Company expensing the value of the employee’s unvested Evercore LP partnership units. The remaining unvested Evercore LP partnership units issued will vest upon the earliest to occur of the following events:

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

Post Reorganization, on August 10, 2006, we account for the unvested Evercore LP partnership units as compensation paid to employees in accordance with SFAS No. 123(R), Share-Based Payments, (“SFAS 123(R)”), which we adopted effective January 1, 2006. The unvested Evercore LP partnership units vest based on the achievement of one of the performance and service vesting conditions as described above. In accordance with SFAS 123(R), accruals of compensation costs for awards with a performance or service condition are based on the probable outcome of that service or performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved.

We had heretofore concluded that it was not probable that the conditions relating to a decline in the collective beneficial ownership of Messrs. Altman, Beutner and Aspe (and trusts benefiting their families and permitted transferees), a change of control of Evercore or a lack of continued association of Messrs. Altman, Beutner and Aspe with Evercore would be achieved, or that the death or disability condition during the employment period would be satisfied. Accordingly, prior to the Follow-On Offering, we had not been accruing compensation expense relating to any unvested Evercore LP partnership units. We recorded compensation expense in conjunction with the vesting that occurred due to the Follow-On Offering as described below, and we continue to believe that it is not probable that the remaining conditions relating to vesting of Evercore LP partnership units will be achieved, or that the death or disability condition during the employment period will be satisfied. Accordingly, we do not intend to accrue compensation expense in the future relating to the remaining unvested Evercore LP partnership units unless such conditions become probable.

Non-Compensation Expense. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. We refer to all of these expenses as non-compensation expense.

As a result of the IPO we are no longer a private company and our costs for such items as insurance, accounting and legal advice have increased. We have also incurred costs which we have not previously incurred for director fees, investor relations expenses, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and the New York Stock Exchange, and various other costs of a public company. We incurred significant additional expenses in 2007 associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Other Expenses

In this Annual Report on Form 10-K, Other Expenses include equity-based compensation costs associated with the vesting of event-based awards plus amortization of intangibles associated with the acquisition of Protego and Braveheart. These expenses for prior periods have been reclassified to conform to the current period presentation.

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

Minority Interest

On a historical basis, our minority interest consisted of unaffiliated third party interests in the general partner of EVP. Following the IPO, we no longer consolidate the general partner of that fund and, accordingly, minority interest related to EVP is no longer reflected in our financial results. We do, however, record significant minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP as well as the portion of PCB not owned by Evercore. As described in Note 1 to our combined/consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP. Accordingly, although Evercore Partners Inc. has a minority economic interest in Evercore LP, it has a majority voting interest and controls the management of Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a minority interest for the economic interest in Evercore LP held by the limited partners.

During 2007, the vesting of additional Evercore LP partnership units described above under “– Operating Expenses – Impact of the Follow-On Offering” resulted in an increase in the minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP. This was partially offset by the exchange of our Class A common stock for Evercore LP partnership units and the purchase of additional Evercore LP partnership units by us in conjunction with the Follow-On Offering.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2005, 2006 and 2007. For a more detailed discussion of the factors that affected the revenue and operating expenses of our

Advisory and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

Historical results for periods prior to the IPO and subsequent thereto are not comparable. For example, in results of operations for periods prior to our IPO on August 10, 2006, payments for services rendered by our Senior Managing Directors were reflected as distributions to members, while such payments are reflected as compensation expense in subsequent periods.

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

	U.S. GAAP				U.S. GAAP
	Combined	Combined	Consolidated		Consolidated
	For the Twelve Months Ended December 31, 2005	For the Period January 1, 2006 through August 9, 2006	For the Period August 10, 2006 through December 31, 2006	For the Twelve Months Ended December 31, 2006*	For the Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR		SUCCESSOR
	(dollars in thousands, except per share data)
REVENUES
Advisory Revenue	$110,842	$96,122	$87,659	$183,781	$295,751
Investment Management Revenue	14,584	16,860	6,591	23,451	20,158
Interest Income and Other Revenue	209	643	8,622	9,265	24,141

TOTAL REVENUES	125,635	113,625	102,872	216,497	340,050
Interest Expense	—	—	6,783	6,783	18,451

NET REVENUES	125,635	113,625	96,089	209,714	321,599

EXPENSES
Operating Expenses	59,103	45,300	63,279	108,579	235,503
Other Expenses	—	—	7,003	7,003	141,031

TOTAL EXPENSES	59,103	45,300	70,282	115,582	376,534

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	66,532	68,325	25,807	94,132	(54,935)
Provision for Income Taxes	3,372	2,368	6,030	8,398	12,401
Minority Interest	8	6	15,991	15,997	(32,841)

NET INCOME (LOSS)	$63,152	$65,951	$3,786	$69,737	$(34,495)

NET INCOME (LOSS) PER SHARE	N/A	N/A	$0.76	N/A	$(3.38)

*	Represents aggregate successor and predecessor results for the period presented. The aggregated results are non-U.S. GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.

As of December 31, 2007, Evercore’s total headcount was 290 employees compared with 247 as of December 31, 2006. Evercore’s increase in headcount is illustrated as follows:

	As of December 31,
			2007
	2005	2006	U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors:
Advisory	11	21	17	6	5	28
Investment Management	6	9	7	1	1	9
Corporate	3	3	3	—	—	3
Other Professionals and Support Staff	93	214	143	95	12	250

Total	113	247	170	102	18	290

2007 versus 2006

Net revenue was $321.6 million in 2007, an increase of $111.9 million, or 53%, versus net revenue of $209.7 million in 2006. During 2007 Advisory revenue was $295.8 million, an increase of $112.0 million or 61% versus revenue of $183.8 million in 2006. Investment Management revenue was $20.2 million, a decrease of $3.3 million, or 14%, versus revenue of $23.5 million in 2006. Interest Income and Other Revenue, net of Interest Expense, was $5.7 million in 2007, an increase of $3.2 million versus the same period in 2006. The increase is predominantly due to interest income earned reduced by Interest Expense of $18.5 million from collateralized financing transactions entered into by PCB. Additionally, interest income increased year over year due to the investment of our average cash balance which has increased in 2007 as compared to the same period in 2006.

Total Operating Expenses were $235.5 million in 2007 as compared to $108.6 million in the same period in 2006, a 117% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $173.3 million in 2007, an increase of $104.8 million, or 153%, versus expense of $68.6 million in the same period in 2006. The 153% increase includes $23.3 million of compensation awarded to new Senior Managing Directors in 2007. Employee Compensation and Benefits Expense for 2006 is not comparable to 2007 because Employee Compensation and Benefits Expense prior to the IPO excluded payments to Senior Managing Directors for services rendered, as these payments were reflected as distributions to Members and not reflected as an expense. During 2007, we revised our annual compensation program to include stock-based compensation awards as a component of the annual bonus awards for certain U.S. Senior Managing Directors. Non-compensation expenses as a component of Operating Expenses were $62.2 million in 2007, an increase of $22.2 million, or 55% over non-compensation operating expenses of $40.0 million in 2006. Non-compensation operating expenses increased in 2007 as compared to the same period in 2006 as a result of additional facility expenses associated with the Company’s expanded space in New York and transition costs related to the move into that space, incremental costs associated with Sarbanes-Oxley compliance, costs incurred relating to new business initiatives, regulatory reporting and other costs incurred as a public company and recruitment fees associated with the hiring of additional Senior Managing Directors. Additionally, the inclusion of non-compensation expenses for Protego and Evercore Europe further increased non-compensation expenses for 2007 as compared to the same period in 2006.

Total Other Expenses of $141.0 million in 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $123.6 million, a stock-based compensation component of a severance agreement of $2.3 million and the amortization of intangible assets associated with the acquisition of Protego and Braveheart of $15.0 million. Amortization of intangible assets in the same period in 2006 was $2.7 million.

The 2007 provision for income taxes was $12.4 million, an increase of $4.0 million versus $8.4 million in 2006. The increased tax expense was due to the fact that a portion of our taxable net income was taxed as a C corporation and subject to federal, state and local income taxes for all of 2007, which resulted in an increased tax expense, and the impact associated with the one-time event from the Follow-On Offering which resulted in a book loss for U.S. GAAP reporting, but taxable income from an income tax perspective. Additionally, the results were also affected by the addition of Protego and Braveheart, after their respective acquisitions, which were taxed at their respective applicable foreign country tax rates. Prior to the IPO, we operated in the U.S. as a series of limited liability companies and Subchapter S corporations and therefore were not subject to federal and state income taxes.

Minority interest was ($32.8) million in 2007 compared to $16.0 million in 2006 due to the impact of the Follow-On Offering.

2006 versus 2005

Net revenue was $209.7 million in 2006, an increase of $84.1 million, or 67%, versus net revenue of $125.6 million in 2005. During 2006, advisory revenue was $183.8 million, an increase of $72.9 million or 66% versus revenue of $110.8 million in 2005. Investment Management revenue was $23.5 million, an increase of approximately $8.9 million, or 61%, versus revenue of approximately $14.6 million in 2005. Interest and Other Income, net of Interest Expense, was $2.5 million in 2006, an increase of $2.3 million versus 2005. The increase is predominantly due to interest revenue earned reduced by Interest Expense of $6.8 million from collateralized financing transactions entered into by PCB. Additionally, interest income increased year over year due to the investment of IPO proceeds.

Total Operating Expenses were $108.6 million in 2006, an increase of $49.5 million, or 84%, versus expense of $59.1 million in 2005. Employee compensation and benefits expense was $68.6 million in 2006, an increase of $44.4 million, or 184%, versus expense of $24.1 million in 2005. The increase was primarily due to the inclusion of compensation for employees of Protego and Braveheart during the period since the acquisitions and the inclusion of Senior Managing Directors’ compensatory payments in compensation for the period after the IPO, which totaled $32.0 million, plus the impact of increased headcount, higher base salaries for existing employees, and higher performance-based bonus awards. Non-compensation expenses as a component of Operating Expenses were $40.0 million in 2006, an increase of $5.0 million, or 14%, over non-compensation operating expenses of $35.0 million in 2005. Professional fees declined on a net basis for 2006 compared to 2005 by $3.6 million. The decrease was due to lower costs associated with temporary resources hired to support our accounting and finance staff in preparation for the IPO which were not needed to the same extent after the IPO. This decrease was partially offset by a net increase in spending associated with business development initiatives, increases in legal fees, incremental professional fees associated with being a public company and Protego professional fees incurred post acquisition. Travel and related expenses increased by $2.8 million in 2006 compared to 2005. A large portion of this increase is due to transaction-and deal-related expenses that are generally billable to clients. Non-compensation expenses additionally increased due to financing fees associated with our line of credit of $1.7 million. Other increases of approximately $4.1 million are primarily due to an increase in costs commensurate with our expanded headcount, principally leased office space and technology related expenses and other costs associated with being a public company in addition to other expenses incurred by Protego post acquisition.

Total Other Expenses of 7.0 million in 2006 included $2.7 million in amortization of intangible assets associated with the acquisitions of Protego and Braveheart. Additionally, we recorded $4.3 million in compensation expense recognized post-IPO associated with the estimated fair market value of RSUs granted in connection with the IPO.

In 2006, the provision for income taxes was $8.4 million, an increase of $5.0 million versus $3.4 million in 2005 due to higher pretax operating income and the effect of Evercore Partners Inc. being taxed as a C Corporation. For the period of January 1, 2006 through August 9, 2006 and twelve months ended December 31, 2005, the Company operated as a series of limited liability companies and Subchapter S corporations, and therefore was not subject to federal and state income taxes. The income tax expense for these periods was $2.4 million and $3.4 million, respectively, resulting in an effective tax rate of 3.5% and 5.1%, respectively. The decline in the effective tax rate is the result of the reorganization of EGL to a limited liability company from an S corporation and the increase in revenues generated from carried interest and unrealized/realized gains and losses not subject to tax at the entity level.

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

Minority interest was $16.0 million in 2006 compared to $0 million in 2005 due to the impact of the Reorganization and IPO discussed earlier in this Item.

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

Advisory

The following table summarizes the operating results of the Advisory segment.

	Combined	Combined	Consolidated		Consolidated
		For the Period
	For the Twelve Months Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	For the Twelve Months Ended December 31, 2006*	For the Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR		SUCCESSOR
	(dollars in thousands)
ADVISORY REVENUES
Advisory Revenue	$110,842	$96,122	$87,659	$183,781	$295,751
Interest Income and Other Revenue	170	460	1,044	1,504	3,959

TOTAL ADVISORY REVENUES	111,012	96,582	88,703	185,285	299,710

NET REVENUES	111,012	96,582	88,703	185,285	299,710

ADVISORY EXPENSES
Operating Expenses	36,605	29,812	52,367	82,179	183,540
Other Expenses	—	—	6,262	6,262	113,999

TOTAL ADVISORY EXPENSES	36,605	29,812	58,629	88,441	297,539

ADVISORY CONTRIBUTION	$74,407	$66,770	$30,074	$96,844	$2,171

*	Represents aggregate successor and predecessor results for the period presented. The aggregated results are non-U.S. GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.

For the twelve months ended December 31, 2007, the level of M&A activity was higher than for the twelve months ended December 31, 2006, as evidenced by the following industry statistics regarding the volume of transactions:

	Twelve Months Ended December 31,
	2005	2006	2007
Industry Statistics ($ in billions)**
Value of North American M&A Deals Announced	$1,203	$1,652	$1,849
Value of North American M&A Deals Completed	$969	$1,468	$1,914
Value of Global M&A Deals Announced	$2,619	$3,518	$4,415
Value of Global M&A Deals Completed	$2,283	$2,999	$3,845

Evercore Statistics***
Total Number of Advisory Clients	112	126	145
Advisory Clients With Fees of at Least $1 million	31	31	55

**	Source: Thomson Financial March 10, 2008

***	Includes revenue generating clients only; 2005 and 2006 include full year statistics for Protego

As of December 31, 2007, Evercore’s total headcount in its Advisory segment was 173 employees, compared with 133 as of December 31, 2006. Evercore’s Advisory headcount is as follows:

	As of December 31,
			2007
	2005	2006	U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors	11	21	17	6	5	28
Other Advisory Professionals	35	83	68	33	6	107
Direct Support Staff	13	29	24	10	4	38

Total	59	133	109	49	15	173

Advisory Results of Operations

2007 versus 2006

Advisory Revenue, including Interest Income and Other Revenue allocated to this segment, was $299.7 million in 2007 compared to $185.3 million in 2006, which represents an increase of 62%. This increase reflects a higher number of transactions closed in 2007 than in 2006, notwithstanding a challenging M&A market in the second half of 2007. Our U.S. and European Advisory business earned Advisory Revenue from 76 different clients during 2007, compared to 64 different clients in 2006. We earned in excess of $1.0 million from 50 of those clients in 2007 compared to 31 in 2006. Our Mexican Advisory business earned Advisory Revenue from 69 different clients during 2007, compared to 62 different clients in 2006.

Advisory expenses were $297.5 million in 2007, an increase of $209.1 million, versus expenses of $88.4 million in 2006. Advisory expenses for 2007 include charges related to costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May of 2007.

In 2007, Operating Expenses were $183.5 million as compared to $82.2 million in the same period for 2006, an increase of $101.4 million, or 123%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $147.1 million as compared to $58.9 million in the same period for 2006. Employee Compensation and Benefits Expense for 2006 is not comparable to 2007 because Employee Compensation and Benefits Expense prior to the IPO excluded payments to Senior Managing Directors for services rendered, as these payments were reflected as distributions to Members and not reflected as an expense. The 2007 increase is partially due to the costs of new Senior Managing Director hires. Advisory non-compensation expenses, as a component of Operating Expenses, were $36.5 million in 2007, an increase of $13.2 million versus non-compensation operating expenses of $23.3 million in 2006. Non-compensation expenses have increased due to the impact of incremental costs associated with Sarbanes-Oxley compliance and expanded headcount and increased deal activity in the Advisory business, resulting in higher occupancy, travel and technology related expenses, the increase in deal- and transaction-related expenses potentially billable to clients and the expansion of space in New York. Additional increases in non-compensation expenses are associated with the Advisory businesses of the entities acquired in the second half of 2006 that are not included for the entire year ended December 31, 2006.

Other Expenses of $114.0 million in 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $97.7 million, a stock-based component of a severance agreement of $1.1 million and the amortization of intangible assets associated with the acquisition of Protego and Braveheart of $15.0 million. Amortization of intangible assets in the same period in 2006 was $2.7 million.

2006 versus 2005

Advisory revenue, including interest and other revenue allocated to this segment, was $185.3 million in 2006 compared to $111.0 million in 2005, which represents an increase of 67%. The increase reflects the continued strength of the M&A market environment and the impact of the Protego and Braveheart acquisitions. Included in total advisory revenue in 2006 was Protego advisory revenue of $5.8 million and Braveheart advisory revenue of $20.8 million. Our U.S. and European Advisory business earned Advisory Revenue from 64 different clients during 2006, compared to 58 different clients in 2005. We earned in excess of $1.0 million from 31 of those clients in 2006 compared to 28 in 2005. Our Mexican Advisory business earned Advisory Revenue from 62 different clients during 2006, compared to 54 different clients in 2005.

Advisory expenses were $88.4 million in 2006, an increase of $51.8 million, versus expenses of $36.6 million in 2005.

In 2006, Operating Expenses were $82.2 million compared to $36.6 million in the same period for 2006, an increase of $45.6 million, or 125%. Employee compensation and benefits expense as a component of Operating Expenses increased by $39.8 million compared to 2005, reflecting inclusion of Senior Managing Directors’ compensation from the date of our IPO, increased compensation associated with new hires, increased base salaries for existing employees, higher performance-based bonus awards, inclusion of Protego and Braveheart in the consolidated results. Advisory non-compensation expenses were $23.3 million in 2006, an increase of $5.7 million versus non-compensation expenses of $17.6 million in 2005. The increase in non-compensation expenses for the Advisory segment is due to the impact of expanded headcount in the Advisory business, resulting in higher occupancy, travel and technology related expenses, increase in deal- and transaction-related expenses potentially billable to clients and the inclusion of non-compensation expenses associated with Protego’s advisory business post acquisition.

Other Expenses of $6.3 million in 2006 related to the issuance of stock based awards at the date of the IPO and the amortization of intangibles associated with the Braveheart acquisitions.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	Combined	Combined	Consolidated		Consolidated
		For the Period
	For the Twelve Months Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	For the Twelve Months Ended December 31, 2006*	For the Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR		SUCCESSOR
	(dollars in thousands)
PRIVATE EQUITY
Management Fees Including Portfolio Company Fees	$15,560	$12,286	$4,441	$16,727	$14,608
Realized and Unrealized Gains (Losses) Including Carried Interest	(976)	4,943	918	5,861	5,580

	14,584	17,229	5,359	22,588	20,188

PUBLIC SECURITIES
Management Fees	—	—	191	191	1,166
Realized and Unrealized Gains (Losses) Including Performance Fees	—	(369)	1,041	672	(1,196)

	—	(369)	1,232	863	(30)

INVESTMENT MANAGEMENT REVENUES	14,584	16,860	6,591	23,451	20,158
Interest Income and Other Revenue	39	183	7,578	7,761	19,988

TOTAL INVESTMENT MANAGEMENT REVENUES	14,623	17,043	14,169	31,212	40,146
Interest Expense	—	—	6,783	6,783	18,257

NET INVESTMENT MANAGEMENT REVENUES	14,623	17,043	7,386	24,429	21,889

INVESTMENT MANAGEMENT EXPENSES
Operating Expenses	12,165	10,810	8,189	18,999	39,076
Other Expenses	—	—	741	741	27,032

TOTAL INVESTMENT MANAGEMENT EXPENSES	12,165	10,810	8,930	19,740	66,108

INVESTMENT MANAGEMENT CONTRIBUTION/(LOSS)	$2,458	$6,233	$(1,544)	$4,689	$(44,219)

*	Represents aggregate successor and predecessor results for the period presented. The aggregated results are non-U.S. GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.

Investment Management Results of Operations

2007 versus 2006

Net Investment Management Revenue was $21.9 million in 2007, a decrease of $2.5 million, or 10%, as compared to $24.4 million in the same period of 2006. Private Equity revenue, as a component of Investment Management Revenue, was $20.2 million in 2007, a decrease of $2.4 million, or 11%, compared to Private Equity revenue of $22.6 million in 2006. The overall decline is due to portfolio company transaction fees earned for the 2006 period that did not recur during 2007. In addition, predecessor results include the results of entities that were not contributed to the Successor Company pursuant to the IPO. Public Securities revenue generated minimal revenue in 2007, a decrease of $0.9 million compared to 2006. The decrease is attributable to losses in EAM’s business and losses on our direct investment in some of EAM’s funds partially offset by increases in fees related to the strong growth of assets under management in the U.S. and Mexico. Net Interest Income and Other Revenue was $1.7 million for 2007, an increase of $0.8 million versus 2006. The increase is due to Interest Income earned, reduced by Interest Expense of $18.3 million from collateralized financing transactions entered into by PCB.

Investment Management expenses were $66.1 million in 2007, an increase of $46.4 million, versus expenses of $19.7 million in 2006. Investment Management expenses for 2007 include charges related to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May of 2007.

Investment Management Operating Expenses were $39.1 million in 2007 as compared to $19.0 million in 2006, a 106% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $26.3 million in 2007, a $16.6 million, or 171% increase compared to 2006. Employee Compensation and Benefits Expense for 2006 is not comparable to 2007 because Employee Compensation and Benefits Expense prior to the IPO excluded payments to Senior Managing Directors for services rendered, as these payments were reflected as distributions to Members and not reflected as an expense. The 2007 increase is partially due to the costs of new Senior Managing Director hires. Non-compensation expenses as a component of Operating Expenses in 2007 increased by $3.5 million, or 38%, compared to 2006 as a result of incremental costs associated with Sarbanes-Oxley compliance, costs incurred relating to new business initiatives, the increased occupancy expense relating to the new office space and non-compensation costs associated with the inclusion of Protego’s asset management business for all of 2007, partially offset by the decrease in spending for professional fees and a decrease in travel and related expenses.

Other Expenses of $27.0 million in 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $25.9 million and a stock-based component of a severance agreement of $1.1 million.

2006 versus 2005

Net Investment Management Revenue was $24.4 million in 2006, an increase of $9.8 million, or 67%, compared to Net Investment Management Revenue of $14.6 million in 2005. The increase in Net Investment Management Revenue was driven primarily by an increase of $7.5 million in carried interest and net investment gains, a $1.0 million increase in net interest and other income (net of interest expense), a $0.8 million increase in portfolio company fees and a $0.3 million increase in net management fees. The increase in carried interest and net investment gains was a result of several realizations of ECP II investments, partly offset by unrealized losses resulting from a reduction in the carrying value of certain ECP II investments. The increase in portfolio company fees was a result of increased investment activity in the first half of 2006. The increase in net management fees in 2006 was primarily the result of the non-recurrence of placement fees payable to a third party partly offset by higher portfolio company fees and a reduction in gross management fees resulting from investment realizations that decreased the amount of invested capital. Placement fees and portfolio company fees are netted against gross management fees. Interest and Other Income was $7.8 million in 2006, an increase of $7.7 million versus 2005.

The increase is due to interest revenue earned, reduced by Interest Expense of $6.8 million from collateralized financing transactions entered into by PCB.

In 2006, Operating Expenses were $19.0 million compared to $12.2 million in the same period for 2005, an increase of $6.8 million, or 56%. Employee compensation and benefits as a component of Operating Expenses increased by $4.6 million, or 91%, compared to 2005, reflecting inclusion of Senior Managing Directors’ compensatory payments in compensation, an increase in base salaries and higher performance-based bonus awards attributable to allocated new hires and the inclusion of compensation for Protego’s asset management business post acquisition. Non-compensation expenses increased by $2.2 million, or 31%, compared to 2005 as a result of increased spending for new business initiatives, an increase in transaction-related expenses billable to Private Equity Funds and portfolio companies and non-compensation costs associated with Protego’s asset management business post acquisition.

Other Expenses of $0.7 million were related to the vesting of Event-based awards.

Cash Flows

Our cash flows are primarily related to the timing of receipt of advisory and investment management fees and the timing of tax and dividend related distributions and payment of bonuses to our Senior Managing Directors and employees. In general, we collect our Accounts Receivable within 90 days.

2007. Cash and Cash Equivalents were $193.5 million at December 31, 2007, an increase of $128.1 million versus Cash and Cash Equivalents of $65.4 million at December 31, 2006. During 2007, cash of $146.2 million was provided by operating activities. Cash of $7.6 million was used in investing activities primarily for the Purchase of Furniture, Equipment and Leasehold Improvements, and Investments. Financing activities during the period used cash of $10.5 million, primarily due to $42.1 million of cash provided by the Follow-On Offering, which was offset by $4.7 million of dividends paid and $47.2 million used for distributions to Evercore LP partners, excluding Evercore Partners Inc.

2006. Cash and Cash Equivalents increased $49.1 million from August 9, 2006, the last day prior to the Reorganization. During the 144 day period ended December 31, 2006, cash of $5.4 million was used by operating activities, comprised mainly of net income of $3.8 million offset by net changes in operating assets and liabilities of $9.2 million. Cash of $2.0 million was provided by investing activities, principally from proceeds from the sale of investments and cash acquired in the acquisition of Braveheart, offset by purchases of furniture, equipment and leasehold improvements and investments. Financing activities during the period provided cash of $52.5 million, primarily from the net proceeds from the IPO, offset by payments for short-term borrowings and notes payable associated with the purchase of Protego.

Cash and Cash Equivalents at August 9, 2006 decreased $21.5 million from December 31, 2005. During the 221 day period ended August 9, 2006, cash of $59.1 million was provided by operating activities, comprised mainly of net income of $66.0 million, offset by changes in operating assets and liabilities of $6.8 million. Cash of $2.1 million was used in investing activities, principally for the purchase of Investments and Furniture, Equipment and Leasehold Improvements, offset by cash provided by Proceeds from Investments, and cash received in the acquisition of Protego. Financing activities during the period used cash of $78.6 million, primarily for distributions to Senior Managing Directors, offset by increases in short-term borrowings.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of Cash and Cash Equivalents and Accounts Receivable in relation to earned advisory fees. Cash distributions related to partnership tax allocations are generally made shortly after the end of each calendar quarter to the partners of Evercore LP. We traditionally have made payments for employee bonuses and year-end distributions to partners primarily in the first quarter of the year with respect to the prior year’s results. Our liabilities have typically consisted of accrued compensation and accounts payable.

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

We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future principal investments of $1.9 million and $9.1 million as of December 31, 2006 and 2007, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by ECP II and EMCP II.

PCB, the Mexican asset management subsidiary of Protego, which we acquired in August 2006, enters into repurchase agreements with clients whereby PCB transfers to the clients securities (typically, Mexican government securities) in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these resell agreements by entering into reverse repurchase agreements with unrelated third parties). As of December 31, 2006 and 2007, PCB had approximately $84.1 million and $285.7 million, respectively, of repurchase transactions executed with clients, of which approximately $73.8 million and $226.9 million, respectively, related to securities PCB purchased in the open market and approximately $10.3 million and $58.8 million, respectively, of reverse repurchase transactions with third parties. The increase is related to the growth in assets under management at PCB as a result of new funds from both existing and new clients. Net income includes interest income earned and interest expense incurred under these agreements.

As of December 31, 2007, our share of PCB’s equity was recorded as $2.0 million. In the first quarter of 2008, the Company capitalized $1.5 million of PCB’s equity.

Certain of the Company’s subsidiaries are registered entities and are subject to capital requirements. For further information see Note 17 – Regulatory Authorities.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2007:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Capital Lease Obligations	$95	$95	$—	$—	$—
Operating Lease Obligations	156,013	9,144	18,144	19,247	109,478
Investment Management Commitments	9,126	—	—	2,238	6,888

Total	$165,234	$9,239	$18,144	$21,485	$116,366

In 2006, the Company agreed to lease an additional 124,000 square feet of office space at the Company’s principal executive offices at 55 East 52nd Street, New York, New York. The term of the lease expires on April 29, 2023. The Company has sublet a portion of this space to a third party. In connection with the execution of the lease, the Company delivered a security deposit in the form of an unsecured letter of credit in the amount of $4.8 million. If the Company does not meet certain covenants of the unsecured letter of credit agreement, the Company may be required to secure the letter of credit. The Company was required to maintain compensating balances of $1.5 million and $0 as of December 31, 2006 and 2007, respectively. No amounts have been drawn down under the respective letters of credit.

In connection with a lease entered into during 2007 for additional office space in San Francisco, the Company entered into an irrevocable standby letter of credit in the amount of $0.1 million.

As of December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), unrecognized tax benefits have been excluded from the above commitment and contractual obligations.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our combined/consolidated financial statements.

Market Risk and Credit Risk

The Company, in general, is not a capital-intensive organization and as such, is not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.

Market and Investment Risk

Private Equity Funds

Through our principal investments in our private equity funds and our ability to earn carried interest from these funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest. The Company’s professionals devote considerable time and resources to work closely with the portfolio company’s management to assist in designing a business strategy, allocating capital and other resources, and evaluating expansion or acquisition opportunities. On a quarterly basis, we perform a comprehensive analysis and valuation of all of the portfolio companies. Our analysis includes reviewing the current market conditions and valuations of each portfolio company with senior members of the Company’s Investment Management Committee.

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would result in a decrease in pre-tax income of approximately $2.2 million.

Asset Management

The Company maintains an equity interest in EAM of 41.7% and also invested in funds managed by EAM. The funds managed by EAM principally hold readily marketable investment securities. EAM is an institutional investment management firm that manages high value investments in small- and mid-capitalization companies. As of December 31, 2007, the fair value of the Company’s investments with EAM, based on closing prices, was $7.6 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.8 million related to investments with EAM for the year end December 31, 2007.

PCB

As of December 31, 2007, we had invested $226.9 million in Financial Instruments Owned and Pledged as Collateral at Fair Value which represents highly-liquid Mexican government bonds. These bonds are pledged as collateral against repurchase agreements which are collateralized financing agreements. These financing arrangements are always with institutional customer accounts managed by PCB and are generally in overnight maturities which permit the counterparty to pledge the securities. The Company has procedures in place to monitor the daily and overall operation or risk limits for positions taken. The Risk Management Committee meets monthly to analyze the overall risk exposure based on positions taken.

We estimate that a hypothetical 100 basis point increase or decrease in the interest rate environment for Mexican government bonds would have resulted in a decrease or increase in pre-tax income $0.9 million, respectively, for the year end December 31, 2007.

We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to the Company’s financial results. A significant portion of the Company’s Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. As of December 31, 2006 and 2007, the net impact of the fluctuation of foreign currencies recorded in Accumulated Other Comprehensive Income was $0.1 million and $0.5 million, respectively. It is currently not our intention to hedge our foreign currency exposure and we will reevaluate this policy from time to time. We do not believe normal fluctuations in foreign currency exchange rates will have a material effect on financial results, position or liquidity of the Company.

Credit Risks

As of December 31, 2007, we have securities purchased under agreements to resell of $58.8 million for which we have received collateral with a fair value of $58.6 million at December 31, 2007. Additionally, we have securities sold under agreements to repurchase of $285.9 million at December 31, 2007, for which we had pledged collateral with a fair value of $285.5 million at December 31, 2007. To reduce the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell, we have established risk management procedures to monitor the exposure. The collateral for the receivables is primarily Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. At December 31, 2006 and 2007 total receivables amounted to $55.2 million and $48.4 million, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $0 and $0.4 million in the years ended December 31, 2006 and 2007, respectively.

Critical Accounting Policies and Estimates

The combined/consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our combined/consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition

Advisory Revenue

We earn advisory revenue through: 1) success fees based on the occurrence of certain events which may include announcements or completion of various types of financial transactions; 2) retainer arrangements and 3) fairness opinions.

We recognize advisory revenue when: 1) there is evidence of an arrangement with a client; 2) agreed upon services have been provided; 3) fees are fixed or determinable and 4) collection is reasonably assured.

Fees paid in advance of services rendered are initially recorded as deferred revenue, which is recorded within Other Current Liabilities on the Consolidated Statements of Financial Condition, and recognized as advisory revenue ratably over the period in which the related service is rendered.

Investment Management Revenue

Our Investment Management business generates revenues from the management of the Private Equity Funds and public securities asset management products.

Private equity revenue sources include Management and Performance fees, Portfolio Company fees and Gains (Losses) on Investments in Private Equity Funds.

Management fees are contractually based and are derived from Investment Management services provided in originating, recommending and consummating investment opportunities to private equity funds. Management fees are typically paid in advance on committed capital during the private equity funds’ investment period, and on invested capital, thereafter. Management fees are initially recorded as deferred revenue and revenue is recognized ratably, thereafter, over the period during which services are provided. The management fees may provide for a management fee offset for certain portfolio company fees we earn. We also record performance fee revenue from the private equity funds when the returns on the private equity funds’ investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Performance fees are recorded as revenue as earned pursuant to the client agreements.

Portfolio Company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. Monitoring fees are earned for services provided to the portfolio companies with respect to the development and implementation of strategies for improving operating, marketing and financial performance. Monitoring fee revenue is recognized ratably over the period for which services are provided. We earn transaction fees for providing advisory services to portfolio companies. These fees are earned and recognized on the same basis as advisory revenue.

PCB’s revenue sources include management fees and performance fees, which are accounted for similar to Private Equity Revenue above. Interest revenue is derived from investing customer funds in financing transactions with PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.

Valuation

The Valuation of our investments in securities and of our financial investments in the funds we manage impacts both the carrying value of direct investments and the determination of performance fees, also referred to as carried interest.

Investments

Our investments, which are accounted for under the equity method of accounting, consist of investments in Private Equity Funds and our equity interest in EAM. We recognize our allocable share of the fair value of the private equity funds’ underlying investments as realized and unrealized gains (or losses), which are reflected as revenue in the Combined/Consolidated Statements of Operations.

We annually assess our Equity Method Investments for impairment per Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

The Private Equity Funds consist primarily of investments in marketable and non-marketable securities of the Portfolio Companies. The underlying investments held by the Private Equity Funds are valued based on quoted market prices or estimated fair value if there is no public market. Ultimately, we determine the fair value of the Private Equity Funds’ investments in non-marketable securities. We determine the fair value of non-marketable securities by giving consideration to a range of factors, including but not limited to, market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly-traded securities held by the Private Equity Funds are valued using quoted market prices.

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

Trading Securities and Financial Instruments Owned and Pledged as Collateral at Fair Value

We invest in readily-marketable equity securities and a hedge fund, which are managed by EAM. Trading Securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on Trading Securities are included in the Combined/Consolidated Statements of Operations in Investment Management Revenue.

Our Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Combined/Consolidated Statements of Operations. We pledge our Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements which permits the counterparty to pledge the securities.

Equity Compensation

Share-Based Payment – On December 16, 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS 123(R). SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and amends SFAS No. 95, Statement of Cash Flows (“SFAS 95”). Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Combined/Consolidated Statements of Operations based on their fair values. Prior to the Reorganization, we operated as a series of partnerships, limited liability companies and Subchapter S corporations and had not historically issued stock-based compensation awards. We adopted SFAS 123(R) on January 1, 2006. See “– Key Financial Measures – Operating Expenses – Employee Compensation and Benefits Expense” for a discussion on expense related to vesting of Evercore LP partnership units, RSUs and shares of restricted stock that we recorded as a result of the completion of the Follow-On Offering.

Post Reorganization, on August 10, 2006, we account for the unvested Evercore LP partnership units as compensation paid to employees in accordance with SFAS No. 123(R), which we adopted effective January 1, 2006. In accordance with SFAS 123(R), accruals of compensation costs for awards with a performance or service condition are based on the probable outcome of that service or performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. See Note 15 to the combined/consolidated financial statements herein for further information.

Income Taxes

As part of the process of preparing our combined/consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on long-term investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Statements of Financial Condition. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by us in making this assessment. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial condition and results of operations.

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

On January 1, 2007, we adopted FIN 48. FIN 48 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 18 to the combined/consolidated financial statements herein in regard to the impact of the adoption of FIN 48 on our combined/consolidated financial statements.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Goodwill and Intangible Assets are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Intangible assets with finite lives are amortized over their estimated useful lives which are periodically reevaluated. For the year ended December 31, 2007, we concluded there was no impairment of Goodwill and Intangible Assets.

Recently Issued Accounting Standards

SFAS 157 – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. In addition, SFAS 157 disallows the use of block discounts when measuring financial instruments that trade with quoted prices in an active market. SFAS 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We have adopted SFAS 157 in the first quarter of 2008 and do not expect it to have a material impact on our financial condition, results of operations and cash flows.

SFAS 159 – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective in fiscal years beginning after November 15, 2007. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at both the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We have adopted SFAS 159 in the first quarter of 2008 and do not expect it to have a material impact on our financial condition, results of operations and cash flows.

SFAS 141(R) – In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.

SFAS 160 – In December 2007, the FAS issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which amends ARB 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.” We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 7 “– Market Risk” above.

I tem 8.	Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the accompanying consolidated statements of financial condition of Evercore Partners Inc. and subsidiaries (the “Successor”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2007, and the period August 10, 2006 to December 31, 2006. We have also audited the related combined statements of operations, changes in members’ equity, and cash flows of Evercore Holdings (the “Predecessor”) for the period January 1, 2006 to August 9, 2006, and the year ended December 31, 2005. These financial statements are the responsibility of the Successor’s and Predecessor’s (collectively the “Company”) management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor’s consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, and the period August 10, 2006 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor’s combined financial statements referred to above present fairly, in all material respects, the results of Predecessor’s operations and their cash flows for the period January 1, 2006 to August 9, 2006, and the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the combined/consolidated financial statements, the Successor was formed on August 10, 2006 pursuant to a contribution and sale agreement. As discussed in Note 2 to the combined/consolidated financial statements, effective January 1, 2006, the Successor adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) Share-Based Payment. As discussed in Note 2 to the combined/consolidated financial statements, commencing August 10, 2006, the Company became subject to U.S. corporate federal income tax that it accounts for in accordance with SFAS No. 109 Accounting for Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Successor’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion on the Successor’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 11, 2008

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	December 31, 2006	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$65,420	$193,475
Trading Securities	10,214	7,647
Financial Instruments Owned and Pledged as Collateral at Fair Value	73,847	226,868
Securities Purchased Under Agreements to Resell	10,266	58,834
Accounts Receivable (net of allowances of $208 and $591 at December 31, 2006 and 2007, respectively)	55,247	48,420
Receivable from Employees and Related Parties	2,632	5,003
Deferred Tax Asset – Current	—	1,455
Other Current Assets	4,131	13,292

Total Current Assets	221,757	554,994
Investments	10,011	16,283
Deferred Tax Asset – Long Term	1,774	54,877
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $4,353 and $5,787 at December 31, 2006 and 2007, respectively)	4,373	10,105
Goodwill	37,966	42,044
Intangible Assets (net of accumulated amortization of $2,654 and $17,753 at December 31, 2006 and 2007, respectively)	23,080	8,993
Other Assets	2,542	1,800

TOTAL ASSETS	$301,503	$689,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Compensation and Benefits	$48,094	$112,355
Accounts Payable and Accrued Expenses	8,948	11,490
Securities Sold Under Agreements to Repurchase	84,135	285,864
Payable to Employees and Related Parties	3,644	4,424
Taxes Payable	5,822	3,961
Other Current Liabilities	551	1,482

Total Current Liabilities	151,194	419,576
Amounts Due Pursuant to Tax Receivable Agreements	—	37,575
Other Long-term Liabilities	807	9,245
Deferred Tax Liability	107	3,385

TOTAL LIABILITIES	152,108	469,781

Commitments and Contingencies Note 16

Minority Interest	36,918	46,339

Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 6,359,558 and 11,261,100 issued at December 31, 2006 and 2007, respectively, and 6,359,558 and 11,229,197 outstanding at December 31, 2006 and 2007, respectively)	64	113
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 issued and outstanding at December 31, 2006 and 2007)	—	—
Additional Paid-In-Capital	108,564	208,846
Accumulated Other Comprehensive Income	63	597
Retained Earnings (Deficit)	3,786	(35,612)
Treasury Stock at Cost (31,903 shares at December 31, 2007)	—	(968)

TOTAL STOCKHOLDERS’ EQUITY	112,477	172,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,503	$689,096

See Notes to Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

COMBINED/CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Combined	Combined	Consolidated	Consolidated
		For the Period
	For the Twelve Months Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	For the Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
REVENUES
Advisory Revenue	$110,842	$96,122	$87,659	$295,751
Investment Management Revenue	14,584	16,860	6,591	20,158
Interest Income and Other Revenue	209	643	8,622	24,141

TOTAL REVENUES	125,635	113,625	102,872	340,050
Interest Expense	—	—	6,783	18,451

NET REVENUES	125,635	113,625	96,089	321,599

EXPENSES
Employee Compensation and Benefits	24,115	20,598	52,316	299,327
Occupancy and Equipment Rental	3,071	2,233	1,971	13,275
Professional Fees	23,892	13,527	6,739	28,691
Travel and Related Expenses	4,478	4,176	3,130	8,203
Communications and Information Services	898	1,075	815	2,321
Financing Costs	—	1,706	11	—
Depreciation and Amortization	778	666	3,234	17,421
Other Operating Expenses	1,871	1,319	2,066	7,296

TOTAL EXPENSES	59,103	45,300	70,282	376,534

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	66,532	68,325	25,807	(54,935)
Provision for Income Taxes	3,372	2,368	6,030	12,401
Minority Interest	8	6	15,991	(32,841)

NET INCOME (LOSS)	$63,152	$65,951	$3,786	$(34,495)

Net Income (Loss) Available to Holders of Shares of Class A Common Stock	N/A	N/A	$3,786	$(34,495)
Weighted Average Shares of Class A Common Stock Outstanding:
Basic	N/A	N/A	4,956	10,219
Diluted	N/A	N/A	4,956	10,219
Net Income (Loss) Per Share Available to Holders of Shares of Class A Common Stock
Basic	N/A	N/A	$0.76	$(3.38)
Diluted	N/A	N/A	$0.76	$(3.38)
Dividends Paid per Share of Class A Common Stock	N/A	N/A	$—	$0.41

See Notes to Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

COMBINED/CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’

AND STOCKHOLDERS’ EQUITY TWELVE MONTHS ENDED DECEMBER 31, 2005, 2006 and 2007

(dollars in thousands, except share data)

	Members’ Equity	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
		Shares	Dollars				Shares	Dollars
Combined
PREDECESSOR
Balance at January 1, 2005	$51,116	—	$—	$—	$163	$—	—	$—	$51,279
Net Income Allocable to Members	63,152	—	—	—	—	—	—	—	63,152
Other Comprehensive Income:
Unrealized Gains on Available-For-Sale Securities:	—	—	—	—	41	—	—	—	41

Total Comprehensive Income	63,152	—	—	—	41	—	—	—	63,193
Members’ Contributions	2,291	—	—	—	—	—	—	—	2,291
Members’ Distributions	(65,258)	—	—	—	—	—	—	—	(65,258)

Balance at December 31, 2005	51,301	—	—	—	204	—	—	—	51,505
Net Income Allocable to Members	65,951	—	—	—	—	—	—	—	65,951
Other Comprehensive Income:									—
Distribution of Available-For-Sale Securities	—	—	—	—	(204)	—	—	—	(204)

Total Comprehensive Income	65,951	—	—	—	(204)	—	—	—	65,747
Members’ Contributions	2,644	—	—	—	—	—	—	—	2,644
Members’ Distributions	(100,711)	—	—	—	—	—	—	—	(100,711)
Members’ Draw	(6,503)	—	—	—	—	—	—	—	(6,503)
Private Equity Funds Distributions	(3,872)	—	—	—	—	—	—	—	(3,872)
Elimination of Non-Contributed Entities	(16,452)	—	—	—	—	—	—	—	(16,452)
Capital Issuance Related to Acquisition	27,510	—	—	—	—	—	—	—	27,510
Transfer to Minority Interest	(19,868)	—	—	—	—	—	—	—	(19,868)

Balance at August 9, 2006	$—	—	$—	$—	$—	$—	—	$—	$—

Consolidated
SUCCESSOR
Balance at August 10, 2006	$—	—	$—	$—	$—	$—	—	$—	$—
Net Income Available to Class A Common Shareholders	—	—	—	—	—	3,786	—	—	3,786
Other Comprehensive Income:
Foreign Currency Translation Adjustment	—	—	—	—	63	—	—	—	63

Total Comprehensive Income	—	—	—	—	63	3,786	—	—	3,849
Proceeds—Issuance of Common Stock, net of $13,995 Issuance Costs	—	4,542,500	45	81,352	—	—	—	—	81,397
Issuance of Common Stock Related to Acquisitions	—	1,817,058	19	22,813	—	—	—	—	22,832
Issuance of Restricted Stock Units	—	—	—	4,399	—	—	—	—	4,399

Balance at December 31, 2006	—	6,359,558	64	108,564	63	3,786	—	—	112,477
Adjustment for Cumulative Effect on Prior Years from the Adoption of FIN 48 (Notes 2 and 18)	—	—	—	—	—	(252)	—	—	(252)

Balance, as Adjusted, at January 1, 2007	—	6,359,558	64	108,564	63	3,534	—	—	112,225
Net Loss	—	—	—	—	—	(34,495)	—	—	(34,495)
Other Comprehensive Income:
Foreign Currency Translation Adjustment	—	—	—	—	534	—	—	—	534

Total Comprehensive Income	—	—	—	—	534	(34,495)	—	—	(33,961)
Treasury Stock Purchase	—	—	—	—	—	—	(31,903)	(968)	(968)
Proceeds from Follow-On Offering	—	1,581,778	16	42,058	—	—	—	—	42,074
Evercore LP Units Converted into Class A Common Stock	—	3,070,158	30	16,495	—	—	—	—	16,525
Stock-based Compensation Awards	—	90,606	1	37,382	—	—	—	—	37,383
Capital Issuance Related to Acquisition	—	159,000	2	3,507	—	—	—	—	3,509
Dividends—Class A Stockholders	—	—	—	—	—	(4,651)	—	—	(4,651)
Other	—	—	—	840	—	—	—	—	840

Balance at December 31, 2007	$—	11,261,100	$113	$208,846	$597	$(35,612)	(31,903)	$(968)	$172,976

See Notes to Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Combined	Combined	Consolidated	Consolidated
		For the Period
	For the Twelve Months Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	For the Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$63,152	$65,951	$3,786	$(34,495)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Net Realized and Unrealized Losses (Gains) on Investments and Trading Securities	998	(4,685)	(1,937)	(2,086)
Vesting of Equity Based or Other Deferred Compensation	—	—	4,399	140,837
Depreciation and Amortization	778	1,273	3,234	17,421
Bad Debt Expense	330	—	—	391
Minority Interest	8	6	15,991	(32,841)
Deferred Taxes	(68)	—	(1,487)	(5,945)
(Increase) Decrease in Operating Assets:
Trading Securities	—	(4,158)	(5,752)	348
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	—	123,685	(152,910)
Securities Purchased Under Agreements to Resell	—	—	196,141	(48,498)
Accounts Receivable	(5,495)	3,982	(40,678)	7,024
Placement Fees Receivable	2,487	—	—	—
Receivable from Employees and Related Parties	1,058	192	(868)	(2,371)
Other Current Assets	(641)	(962)	(801)	(9,156)
Other Assets	(5,346)	(7,138)	(813)	(691)
Increase (Decrease) in Operating Liabilities:
Accrued Compensation and Benefits	4,355	2,488	28,235	60,196
Accounts Payable and Accrued Expenses	7,561	740	(6,428)	1,158
Securities Sold Under Agreements to Repurchase	—	—	(319,847)	201,548
Placement Fees Payable	(2,487)	—	—	—
Payables to Employees and Related Parties	(143)	589	(5,695)	(457)
Taxes Payable	194	31	5,385	(1,878)
Other Current Liabilities	(59)	815	(1,957)	969
Other Long-term Liabilities	—	—	—	7,611

Net Cash Provided by (Used in) Operating Activities	66,682	59,124	(5,407)	146,175

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Investments	5,010	3,497	2,536	—
Cash Acquired from Acquisitions	—	3,972	1,370	—
Cash Paid for Acquisition	—	—	—	(324)
Change in Restricted Cash	(679)	—	(547)	1,433
Investments Purchased	(5,793)	(8,202)	(476)	(1,947)
Purchase of Furniture, Equipment and Leasehold Improvements	(1,024)	(1,272)	(912)	(6,727)
Elimination of Non-Contributed Entities	—	(54)	—	—

Net Cash Used in Investing Activities	(2,486)	(2,059)	1,971	(7,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(147)	(120)	(85)	(131)
Contribution from Members	2,291	2,644	—	—
Net Capital Contributions from Minority Interest Members	1	—	—	—
Distributions to Minority Interests—Evercore LP Members	(65,258)	(111,086)	—	(47,218)
Net Proceeds from Initial Public Offering	—	—	88,590	—
Net Proceeds from Follow—On Offering	—	—	—	42,074
Payment of Notes Payable—Protego	—	—	(6,050)	—
Short-term Borrowings	—	30,000	(30,000)	—
Debt Issuance Costs	(607)	—	—	—
Dividends—Class A Stockholders	—	—	—	(4,651)
Treasury Stock Purchased	—	—	—	(968)
Other	—	—	—	375

Net Cash (Used in) Provided by Financing Activities	(63,720)	(78,562)	52,455	(10,519)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	43	(36)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	476	(21,497)	49,062	128,055
CASH AND CASH EQUIVALENTS-Beginning of Period	37,379	37,855	16,358	65,420

CASH AND CASH EQUIVALENTS-End of Period	$37,855	$16,358	$65,420	$193,475

See Notes to Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(dollars in thousands)

	Combined	Combined	Consolidated	Consolidated
		For the Period
	For the Twelve Months Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	For the Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$99	$917	$6,995	$18,263

Payments for Income Taxes	$3,276	$3,808	$2,293	$23,598

Fixed Assets Acquired Under Capital Leases	$124	$—	$—	$—

Leasehold Improvements Accrued	$—	$—	$—	$1,367

Evercore LP Units Converted Into Class A Common Stock	$—	$—	$—	$16,495

Cumulative Effect on Prior Years from the Adoption of FIN 48 (Notes 2, 13 and 18)
Minority Interest	$—	$—	$—	$671
Retained Earnings	—	—	—	252

	$—	$—	$—	$923

Non-Cash Distribution of Available-For-Sale Securities	$—	$416	$—	$—

Purchase of Protego & Braveheart
Non-Interest-Bearing Evercore LP Notes	$—	$7,000	$—	$—
Interest bearing Evercore Partners Inc. Notes	—	—	3,000	—
Evercore Class A Shares	—	—	21,882	—
Evercore LP Partnership Units	—	27,510	—	—
Acquisition costs	—	3,420	2,529	—
Cash Paid	—	—	392	—

Total Purchase Price	—	37,930	27,803	—
Accounts Receivable	—	(6,582)	(656)	—
Financial Instruments Owned and Pledged, Fair Value	—	(198,511)	—	—
Securities Purchased Under Agreements to Resell	—	(207,596)	—	—
Other Current Assets	—	—	(613)	—
Investments	—	(1,670)	—	—
Fixed Assets	—	(990)	(183)	—
Intangible Assets	—	(3,480)	(22,254)	—
Goodwill	—	(30,986)	(6,829)	3,509
Other Assets	—	(483)	(62)	—
Current Liabilities	—	2,756	4,556	—
Securities Sold Under Agreements to Repurchase	—	406,150	—	—
Dividend Payable	—	6,375	—	—
Minority Interest	—	1,059	—	—

Cash Acquired from Purchase	$—	$3,972	$1,762	$3,509

Elimination of Non-Contributed Entities
Members’ Equity of Non-Contributed Entities	$—	$16,452	$—	$—
Due To/From Members and Employees	—	1,255	—	—
Due To/From Uncombined Affiliates	—	(1,257)	—	—
Investments	—	(16,757)	—	—
Accounts Payable and Accrued Liabilities	—	88	—	—
Minority Interest	—	273	—	—

Cash Withdrawal from General Partner Entity	$—	$54	$—	$—

Issuance of Common Stock to Repay Note Payable	$—	$—	$950	$—

Non-Cash deferred Initial Public Offering Costs	$—	$—	$7,193	$—

Transfer of Members’ Equity to Minority Interest	$—	$19,868	$—	$—

See Notes to Combined/Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization

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

On August 10, 2006, pursuant to a contribution and sale agreement dated May 12, 2006, (1) the Members contributed to Evercore LP each of the various entities included in the historical combined financial statements of Evercore Holdings (the “Predecessor Company”), with the exception of the general partners of Evercore Capital Partners L.P. and its affiliated entities (collectively “ECP I”), Evercore Capital Partners II L.P. and its affiliated entities (collectively, “ECP II”) and Evercore Venture Partners L.P. and its affiliated entities (collectively, “EVP”), which are Company-sponsored private equity funds, and of Evercore Founders L.L.C. and Evercore Founders Cayman Ltd., which are the entities through which the Founding Members fund their additional commitments to ECP I (collectively, the “Founders”) and acquired an interest in the general partner of ECP II, which will permit Evercore LP to receive 8% to 9% (depending on the particular fund investment) of any carried interest from that fund following the contribution (the “Formation Transaction”) and (2) Evercore LP acquired Protego Asesores S. de R.L. and its subsidiaries and Protego SI, S.C. (“Protego”) from its directors and other stockholders. On August 16, 2006, the Company completed the Initial Public Offering (“IPO”) of its Class A common stock. The Formation Transaction and IPO are collectively referred to as the “Reorganization.” On December 19, 2006, the Company acquired all of the outstanding shares of Braveheart Financial Services Limited (“Braveheart”) pursuant to a purchase and sale agreement dated July 31, 2006. Subsequently, Braveheart was renamed Evercore Partners Limited (“Evercore Europe”). Where reference is made to the periods prior and subsequent to the IPO, the term “the Company” refers to the Predecessor Company and Successor Company, respectively.

The Successor Company’s consolidated financial statements include the accounts of the Company’s subsidiaries. The sole direct subsidiary of the Company is Evercore LP. The principal direct and indirect subsidiaries of Evercore LP are as follows:

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

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

•	Evercore GP Holdings L.L.C., (“GP Holdings”), which is a non-managing member of the general partner of ECP II.

•	Protego SI, S.C., a Mexican company whose main activity is the provision of advisory and related services.

•

Protego, which, together with Evercore LP, owns all of the interests in Protego Casa de Bolsa, S.A. de C.V. (“PCB”) and Protego CB Servicios, S. de R.L. (“PCBS”). PCB and PCBS were established for Protego’s asset management business and are 70% and 70.6% respectively, directly owned by EVR. The remaining interest in these entities is held by third party outsiders.

•	Evercore Europe, a U.K. company whose main activity is the provision of advisory and related services.

The Predecessor Company, prior to the Reorganization referred to above, was comprised of certain combined entities under the common control of the Members.

The combined financial statements of the Predecessor are comprised of the following entities:

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

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 2 – Significant Accounting Policies

Basis of Presentation – The combined/consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company accounted for the Formation Transaction substantially by using the Members’ historical cost of the assets acquired and liabilities assumed and recorded minority interest to reflect the Members’ ongoing ownership in Evercore LP. At the time of the Formation Transaction, Members received Evercore LP partnership units in consideration for their contribution of the various entities included in the historical combined financial statements of the Predecessor. The Evercore LP partnership units are, subject to vesting requirements and transfer restrictions, exchangeable on a one-for-one basis for shares of Class A common stock. The Company accounts for subsequent exchanges of Evercore LP partnership units for shares of Class A common stock of the Company based on the carrying amounts of the Members’ Evercore LP partnership units immediately before the exchange.

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

Reclassifications – During 2007, certain balances for prior periods have been reclassified to conform to their current presentation. These reclassifications include:

•	Reclassification of hedge fund investment balances from Investments to Trading Securities on the Consolidated Statements of Financial Condition.

•

Reclassification of certain fees within Evercore’s Public Securities business from Interest Income and Other Revenue to Investment Management Revenue on the Combined/Consolidated Statements of Operations.

•	Reclassification of the deferred tax liability from Taxes Payable to Other Long-term Liabilities on the Consolidated Statements of Financial Condition.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The following accounting policies apply to both the Predecessor Company and Successor Company unless otherwise specified.

Accounts Receivable – Accounts Receivable consists primarily of advisory fees and expense reimbursements charged to the Company’s clients. Accounts Receivable are reported net of any allowance for doubtful accounts.

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

Advisory Revenue – The Company earns advisory revenue through: 1) success fees based on the occurrence of certain events which may include announcements or completion of various types of financial transactions; 2) retainer arrangements and 3) fairness opinions.

The Company recognizes advisory revenue when: 1) there is evidence of an arrangement with a client; 2) agreed upon services have been provided; 3) fees are fixed or determinable and 4) collection is reasonably assured.

Fees paid in advance of services rendered are initially recorded as deferred revenue, which is recorded within Other Current Liabilities on the Consolidated Statements of Financial Condition, and recognized as advisory revenue ratably over the period in which the related service is rendered.

Investment Management Revenue – Our Investment Management business generates revenues from the management of the Private Equity Funds and public securities asset management products.

Private Equity Revenue – Private equity revenue sources include Management and Performance fees, Portfolio Company fees and Gains (Losses) on Investments in Private Equity Funds.

Management and Performance Fees – Management fees are contractually based and are derived from Investment Management services provided in originating, recommending and consummating investment opportunities to private equity funds. Management fees are typically paid in advance on committed capital during the private equity funds’ investment period, and on invested capital, thereafter. Management fees are initially recorded as deferred revenue and revenue is recognized ratably, thereafter, over the period during which services are provided. The management fees may provide for a management fee offset for certain portfolio company fees earned by the Company. The Company also records performance fee revenue from the private equity funds when the returns on the private equity funds’ investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Performance fees are recorded as revenue as earned pursuant to the client agreements.

Portfolio Company Fees – Portfolio Company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds the Company manages. Monitoring fees are earned by the Company for services provided to the portfolio

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

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

Public Securities Revenue – PCB’s revenue sources include management fees and performance fees, which are accounted for similar to Private Equity Revenue above. Interest revenue is derived from investing customer funds in financing transactions with PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.

Client Expense Reimbursement – In the conduct of its financial advisory service engagements and in the pursuit of successful Portfolio Company investments for the Private Equity Funds, the Company receives reimbursement for certain transaction-related expenses incurred by the Company on behalf of its clients. Such reimbursements are classified as either Advisory or Investment Management Revenues, as applicable. Transaction-related expenses, which are billable to clients, are recognized as revenue and recorded in Accounts Receivable on the later of the date of an executed engagement letter or the date the expense is incurred.

Minority Interest – Minority interest recorded on the consolidated financial statements of the Successor Company relates to the interest of the Members in Evercore LP and the portion of PCB not owned by the Company.

Cash and Cash Equivalents – Cash and Cash Equivalents consist of short-term highly liquid investments with remaining maturities of three months or less.

Trading Securities and Financial Instruments Owned and Pledged as Collateral at Fair Value – The Company invests in readily-marketable equity securities and a hedge fund, which are managed by EAM. Trading Securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on Trading Securities are included in the Combined/Consolidated Statements of Operations in Investment Management Revenue.

The Company’s Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Combined/Consolidated Statements of Operations. The Successor Company pledges the Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements which permits the counterparty to pledge the securities.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase – Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement and the transferor will obtain from the transferee sufficient cash or collateral to purchase such securities during the term of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payable or receivable. As these transactions are short-term in nature, their carrying amounts are a reasonable estimate of fair value.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Investments – The Company’s investments, which are accounted for under the equity method of accounting, consist of investments in Private Equity Funds and the Company’s equity interest in EAM. The Company recognizes its allocable share of the fair value of the private equity funds’ underlying investments as realized and unrealized gains (or losses), which are reflected as revenue in the Combined/Consolidated Statements of Operations.

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

Goodwill and Intangible Assets – As per SFAS No. 142, Goodwill and Other Intangible Assets, Goodwill and Intangible Assets are reviewed annually (or more frequently as required) for impairment. Intangible assets with finite lives are amortized over their estimated useful lives.

Fair Value of Other Financial Instruments – The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investments, securities, financial instruments, receivables and payables, and accruals.

Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), severance and stock-based compensation, but historically excluded any compensatory payments made to Members. Prior to the Company’s IPO, the Members historically received periodic distributions of operating proceeds, which are reported in the Statements of Changes in Members’ Equity as distributions. After the Company’s IPO, compensatory payments made to these individuals are included in compensation expense. Cash and equity-based bonuses are accrued over the respective service periods to which they relate. Benefits include both Member and employee benefits expense.

Share-Based Payment – Prior to the IPO, the Predecessor Company operated as a series of partnerships, limited liability companies and Subchapter S corporations and did not historically issue stock-based compensation awards. The Company adopted SFAS 123(R) Share-Based Payment (“SFAS 123(R)”) on January 1, 2006 and the impact on the Company’s Consolidated Statements of Financial Condition and Statements of Operations subsequent to the IPO is discussed in Note 15 – Stock-Based Compensation.

Compensation expense recognized pursuant to stock-based awards is based on the grant date fair value of the award. The fair value (as measured on the grant date) of Service-based Awards is amortized over the vesting periods or requisite service periods as required under SFAS 123(R), however, the vesting of some Service-based Awards will accelerate upon the occurrence of certain events. The requisite service period for retirement eligible employees is the period of grant or the period from grant date to the retirement eligible date, if shorter than the vesting period. For the purposes of calculating diluted net income (loss) per share, unvested Service-based

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Once vested, RSUs and restricted stock are included in the basic and diluted weighted average shares of Class A common stock outstanding. Expense relating to RSUs and restricted stock is charged to Employee Compensation and Benefits within the Consolidated Statements of Operations.

Foreign Currency Translation – Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment as a component of Other Comprehensive Income in the Combined/Consolidated Statement of Changes in Stockholders’ Equity.

Income Taxes – Prior to August 10, 2006, the Company had not been subject to U.S. federal income tax, but had been subject to the New York City unincorporated business tax (“UBT”) and New York City general corporate tax on its U.S. earnings, and certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. The Company’s operations were historically organized as a series of partnerships, limited liability companies and Subchapter S corporations. Taxes related to income earned by these entities represent obligations of the individual Members, partners or shareholders and have not historically been reflected in the Predecessor Company’s combined financial statements. Commencing August 10, 2006, the Company became subject to U.S. corporate federal income tax on its allocable share of the results of operations of the Company. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities, as disclosed in Note 18 – Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected on the Company’s Consolidated Statements of Financial Condition as deferred tax assets and liabilities.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 18 – Income Taxes for disclosure in regard to the impact of the adoption of FIN 48 on the Company’s consolidated financial statements.

Note 3 – Recent Accounting Pronouncements

SFAS 157 – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. In addition, SFAS 157 disallows the use of block discounts when measuring financial instruments that trade with quoted prices in an active market. SFAS 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

has adopted SFAS 157 in the first quarter of 2008 and does not expect it to have a material impact on our financial condition, results of operations and cash flows.

SFAS 159 – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective in fiscal years beginning after November 15, 2007. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at both the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has adopted SFAS 159 in the first quarter of 2008 and does not expect it to have a material impact on our financial condition, results of operations and cash flows.

SFAS 141(R) – In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.

SFAS 160 – In December 2007, the FAS issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which amends ARB 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Note 4 – Business Changes and Developments

Formation Transaction – The Company completed an IPO of its Class A common stock on August 16, 2006. The Company also consummated a number of internal reorganization transactions to transition the Company to its current organizational structure. Costs of $7,318 directly attributable to the Company’s IPO were deferred and charged against the proceeds of the IPO.

Business Combination with Protego – The Company combined its business with that of Protego and its subsidiaries and Protego SI, an investment banking boutique in Mexico that provides advisory and investment management services to a wide array of clients in Latin America.

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

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

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

The Company accounted for the vested partnership units of Evercore LP issued in the Protego Combination as a component of the estimated purchase price pursuant to SFAS No. 141, Business Combinations (“SFAS 141”). The estimated value of the vested Evercore LP partnership units was determined by management.

The Company accounted for the unvested partnership units issued in the Protego Combination as future compensation expense and not as part of the purchase consideration. In accordance with SFAS 123(R), the unvested partnership units of Evercore LP will be charged to expense at the time a vesting event occurs or, if earlier, at the time a vesting event becomes probable. The expense will be based on the grant date fair value of the partnership units of Evercore LP, which was the IPO price of the Class A common stock into which these partnership units are exchangeable.

The results of operations for Protego subsequent to the combination are reflected in the December 31, 2006 and 2007, consolidated financial statements of Evercore Partners Inc.

Acquisition of Braveheart – On July 31, 2006, the Company entered into a sale and purchase agreement to acquire Braveheart. On December 19, 2006, the Company completed this acquisition pursuant to this agreement. Braveheart was organized to provide corporate finance and private equity advisory services. In exchange for 100% of the outstanding share capital of Braveheart, the Company paid initial consideration, deferred consideration and earn-out consideration, with a total value of $27,803 on December 19, 2006. The initial consideration was comprised of 1,771,820 shares of Evercore Partners Inc. Class A common stock. The deferred consideration is comprised of 590,607 additional shares of Class A common stock. Of this deferred consideration, 159,000 shares were issued to Braveheart shareholders on April 4, 2007. The Braveheart shareholders also received earn-out consideration based on gross revenues generated by Braveheart. The amount of earn-out consideration was earned at the point of acquisition and accordingly, the Company issued to the Braveheart shareholders, collectively, $3,000 of loan notes due 2010, which bear interest at LIBOR plus 100 basis points and which are redeemable by the holder at any time after October 31, 2007. Additionally, the Company paid $392 in cash as part of the acquisition. An additional 431,607 shares were authorized to be issued to Braveheart shareholders on March 11, 2008.

If the Protego Combination and Braveheart acquisition were effective as of January 1, 2005 or January 1, 2006, respectively, the operating results of the Company, on a pro forma basis, would have been:

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2006
	(unaudited)
Net Revenues	$146,294	$216,389
Net Income	$5,293	$9,385
Net Income Per Share	$1.10	$1.43

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Pursuant to the executed contribution and sales agreements, the purchase price of the combinations had been allocated to the assets acquired and liabilities assumed using the fair values as determined by management as of the acquisition date. The computation of the purchase price to net assets of Protego and Braveheart–based on their respective fair values as of August 9, 2006 and December 19, 2006, respectively–and resulting Goodwill are presented below.

	Protego August 9, 2006	Braveheart December 19, 2006
Purchase Price
Non-Interest-Bearing Evercore LP Notes	$7,000	$—
Interest-Bearing Evercore Partners Inc. Notes	—	3,000
Evercore LP Partnership Units	27,510	—
Evercore Class A Common Stock	—	21,882
Acquisition Costs	3,571	2,529
Cash Paid	—	392

Total Purchase Price	38,081	27,803

Fair Value of Assets Acquired and Liabilities Assumed
Cash	3,972	1,762
Accounts Receivable	6,582	656
Financial Instruments Owned and Pledged as Collateral at Fair Value	198,511	—
Securities Purchased Under Agreements to Resell	207,596	—
Investments	1,670	—
Fixed Assets	990	183
Intangible Assets	3,480	22,254
Other Assets	483	675
Securities Sold Under Agreements to Repurchase	(406,150)	—
Dividend Payable	(6,375)	—
Other Current Liabilities	(2,756)	(4,556)
Minority Interest	(1,059)	—

Identifiable Net Assets	6,944	20,974

Goodwill Resulting from the Business Combination at December 31, 2006	31,137	6,829
Issuance of Deferred Consideration in 2007	—	3,509
Other Adjustments	(259)	487

Goodwill Resulting from the Business Combination at December 31, 2007	$30,878	$10,825

In connection with the Protego and Braveheart acquisitions, the Company recorded intangible assets of $25,734. The intangible assets were valued at the date of acquisition at their fair value, as determined by management.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

In conjunction with the Protego and Braveheart acquisitions, the intangible assets amounts assigned by asset class are presented below.

			As of December 31, 2007
	Remaining Useful Life in Years		Gross Carrying Amount			Accumulated Amortization
	Protego	Braveheart	Protego	Braveheart	Total	Protego	Braveheart	Total
Client Backlog	—	—	$2,710	$12,840	$15,550	$2,710	$12,840	$15,550
Client Relationships	0.25	5	80	9,330	9,410	75	1,606	1,681
Broker Dealer License	3.75	—	240	—	240	67	—	67
Financial Services Authority License	—	4	—	84	84	—	17	17
Non-compete/Non-solicit Agreements	3.75	—	450	—	450	125	—	125
Foreign Currency Translation Adjustment			(6)	178	172	(2)	63	61

Total			$3,474	$22,432	$25,906	$2,975	$14,526	$17,501

Expense associated with the amortization of intangibles was $2,654 and $15,037 for the period August 10, 2006 through December 31, 2006, and for the year ended December 31, 2007, respectively.

Included in Goodwill and Intangible Assets at December 31, 2007 was $341 and $588, respectively, of amounts related to the exchange of non-controlling interests pursuant to the IPO. The intangible asset is net of $252 of accumulated amortization at December 31, 2007.

The Company has assessed whether there was any impairment of its Goodwill or Intangible Asset balances at November 30, 2007. No adjustment was deemed necessary.

Based on the intangible assets above as of December 31, 2007, annual amortization of intangibles for each of the next five years is as follows:

2008	$1,906
2009	$1,900
2010	$1,900
2011	$1,762
2012	$1,525

Note 5 – Related Parties

The Company remits payment for expenses on behalf of the Private Equity Funds and is reimbursed accordingly. During the periods January 1, 2006 through August 9, 2006 and August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007, the Company disbursed $830, $108 and $1,108, respectively, on behalf of these entities.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2006 and 2007:

	December 31,
	2006	2007
Advances to Individuals Related to Employment Offers	$410	$809
Personal Expenses Paid on Behalf of Employees and Related Parties	66	44
Reimbursable Expenses Due From Portfolio Companies of the Company’s Private Equity Funds	967	1,911
Reimbursable Expenses Relating to the Private Equity Funds	1,189	2,239

Receivable from Employees and Related Parties	$2,632	$5,003

Pursuant to the acquisition of Braveheart, the Company issued $3,000 of interest-bearing notes to Braveheart’s shareholders. These notes bear interest at LIBOR plus 100 basis points and are due in 2010 but may be redeemed by the holders at any time after October 31, 2007. These notes and related interest have a balance of $3,195 at December 31, 2007, and are reflected in Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition.

Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2006 and 2007:

	December 31,
	2006	2007
Payables Relating to Private Equity Funds	$25	$—
Payable to EAM	281	—
Protego	338	—
Amounts Due Pursuant to Tax Receivable Agreements(a)	—	1,229
Note Payable to the Shareholders of Braveheart	3,000	3,195

Payable to Employees and Related Parties	$3,644	$4,424

(a)	Relates to the current portion of the Member exchange of Evercore LP partnership units for common shares of the Company. The long-term portion of $37,575 is disclosed in Amounts Pursuant to Tax Receivable Agreements on the Consolidated Statement of Financial Condition at December 31, 2007. See Notes 10 and 18 for further information.

Investment Management Revenue includes income from related parties earned from the Company’s Private Equity Funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $14,584, $17,229, $5,359, and $20,188 for the twelve months ended December 31, 2005, the periods January 1, 2006 through August 9, 2006, August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007, respectively.

Included in income from related parties for the twelve months ended December 31, 2007, is $18,130 of advisory fees earned from clients that have Senior Managing Directors as a member of their Board of Directors.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 6 – Trading Securities and Financial Instruments Owned and Pledged as Collateral at Fair Value

The Company had $4,216 and $3,890, of securities managed by EAM at December 31, 2006 and 2007, respectively. These investments managed by EAM are reflected as Trading Securities on the Consolidated Statement of Financial Condition and are stated at quoted market value. For the period January 1, 2006 through August 9, 2006, and August 10, 2006 through December 31, 2006, and the twelve months ended December 31, 2007, these investments resulted in net unrealized and realized gains/(losses) and dividend income of $(160), $515 and $(1,004), respectively, and are included on the Combined/Consolidated Statements of Operations in Investment Management Revenue. Also included in Trading Securities on the Consolidated Statements of Financial Condition are $5,998 and $3,757 of EAM Fund Investments at December 31, 2006 and 2007, respectively. The investment had net unrealized and realized gains/(losses) of $(1,243) for the twelve months ended December 31, 2007. The funds principally hold readily-marketable securities.

The Company’s financial instruments owned and pledged as collateral, which consist principally of foreign government obligations, are recorded on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Combined/Consolidated Statements of Operations. The Successor Company pledges financial instruments owned to collateralize certain financing agreements and permits the counterparty to pledge the securities. At December 31, 2006 and 2007, the Company had $73,847 and $226,868 included on the Consolidated Statement of Financial Condition as Financial Instruments Owned and Pledged as Collateral at Fair Value.

Note 7 – Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

As part of the Successor Company, PCB had Securities Purchased Under Agreements to Resell of $10,266 and $58,834 at December 31, 2006 and 2007, respectively, for which it had received collateral with a fair value of $10,267 and $58,641 at December 31, 2006 and 2007, respectively. Additionally, as part of the Successor Company, PCB had Securities Sold Under Agreements to Repurchase of $84,135 and $285,864 at December 31, 2006 and 2007, respectively, for which it had pledged collateral with a fair value of $84,115 and $285,508 at December 31, 2006 and 2007, respectively.

Note 8 – Investments

The Company’s investments reported in the Consolidated Statements of Financial Condition consist of investments in Private Equity Funds and the Company’s equity interest in EAM. The Company holds a 41.7% interest in EAM that is accounted for under the equity method.

Prior to the IPO, investments in the Private Equity Funds primarily included the general partner and Founders’ entities investments in the Private Equity Funds. Subsequent to the IPO, the investments primarily include investments in ECP II and the Discovery Fund. Portfolio holdings of the Private Equity Funds are fair valued as discussed in Note 2 – Significant Accounting Policies. Accordingly, the Company reflects its pro rata share of unrealized gains and losses of those fair values. Additionally, the Company reflects it’s pro rata share of unrealized gains, losses and carried interest associated with any investment realizations.

Net realized and unrealized gains and (losses) on Private Equity Fund investments, including carried interest, were $(998), $4,943, $1,887 and $5,581 for the twelve months ended December 31, 2005, the periods

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

January 1, 2006 through August 9, 2006, August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007, respectively, and are included on the Combined/Consolidated Statements of Operations in Investment Management Revenue.

A summary of the Company’s Private Equity Funds as of December 31, 2006 and 2007 is as follows:

	December 31,
	2006	2007
ECP II	$7,274	$12,507
Discovery Fund	2,311	2,308

Total Private Equity Funds	$9,585	$14,815

See Note 16 – Commitments and Contingencies for commitments of future capital contributions to the Private Equity Funds.

As of December 31, 2006 and 2007, EAM had a carrying value of $426 and $1,468, respectively. In January 2007, the Company invested an additional $1,947 in EAM. For the periods January 1, 2006 through August 9, 2006, August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007, the investment resulted in unrealized losses of $299, $412 and $905, respectively, which are included on the Combined/Consolidated Statements of Operations in Investment Management Revenue.

Note 9 – Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2006	2007
Furniture and Office Equipment	$2,777	$3,677
Leasehold Improvements	2,354	7,481
Computer and Computer-related Equipment	1,995	2,943
Software	1,600	1,791

Total	8,726	15,892
Less: Accumulated Depreciation and Amortization	(4,353)	(5,787)

Furniture, Equipment and Leasehold Improvements, Net	$4,373	$10,105

Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $778 for the twelve months ended December 31, 2005, $666 for the period January 1, 2006 through August 9, 2006, $580 for the period August 10, 2006 through December 31, 2006 and $2,384 for the twelve months ended December 31, 2007.

Note 10 – Stockholders’ Equity

During 2007, the Company sold 1,581,778 newly-issued shares of Class A common stock at $29.50 per share, less an underwriting discount of $1.55 per share and direct expenses of issuing the shares of $2,139. The Company used the net proceeds from the newly-issued shares to purchase an additional 1,581,778 newly-issued

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Evercore LP partnership units from Evercore LP. The result of the above transactions was an increase in Common Stock and Additional Paid-in-Capital of $16 and $42,058, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2007.

The Company also purchased 31,903 Class A common shares of Treasury Stock from an employee at $30.35 per share during 2007. The Company accounts for purchases of Treasury Stock at cost and includes the Treasury Stock as a separate component of Stockholders’ Equity until such time as the Treasury Stock is retired. The result of the above transaction was an increase in Treasury Stock of $968 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2007.

During 2007, the Company issued 159,000 shares for consideration in association with the acquisition of Braveheart, resulting in an increase to Common Stock and Additional Paid-In-Capital of $2 and $3,507, respectively, on the Consolidated Statement of Financial Condition as of December 31, 2007.

The Company accounts for exchanges of Evercore LP partnership units for shares of Class A common stock of the Company based on the carrying amounts of the Members’ Evercore LP partnership units immediately before the exchange. During 2007, Members exchanged 2,942,932 Evercore LP partnership units for shares of Class A common stock of the Company on a one-for-one basis. This exchange and others resulted in an increase in Common Stock and Additional Paid-in-Capital of $29 and $9,650, respectively, and a corresponding decrease in Minority Interest of $9,679 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2007. Additionally, due to the exchange, causing a step up in tax basis, and pursuant to a Tax Receivable Agreement, Additional Paid-In-Capital increased $6,605 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2007. See Note 18 – Income Taxes. The Members, including the Founding Members, subsequently sold 2,942,932 shares of Class A common stock to a syndicate of underwriters in a public offering of the Company’s common stock. This sale resulted in Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, which in turn resulted in the vesting of 4,735,867, or approximately 50%, of unvested Evercore LP partnership units, 1,007,064 unvested restricted stock units (“RSUs”) and 90,606 unvested shares of restricted stock. The vesting of Evercore LP partnership units resulted in a non-cash charge to compensation expense and an offsetting increase in Minority Interest of $99,453 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2007, and the vesting of RSUs and restricted stock resulted in a $23,804 non-cash charge to compensation expense and an offsetting increase in Common Stock, Additional Paid-in-Capital and Stock-based Compensation Awards of $1, $3,047 and $20,756, respectively on the Company’s Consolidated Statement of Financial Condition as of December 31, 2007. See Note 15 – Stock-Based Compensation.

During the twelve months ended December 31, 2007, the Company declared and paid dividends of $0.41 per share, totaling $4,650. The Company’s Board of Directors declared on February 5, 2008, a quarterly cash dividend of $0.12 per share, to the holders of Class A common stock as of February 29, 2008, which will be paid on March 14, 2008.

Note 11 – Employee Benefit Plans

Defined Contribution Retirement Plan – The Company, through a subsidiary, provides certain retirement benefits to employees through a qualified retirement plan. The Evercore Partners Services East L.L.C. Retirement Plan (the “Plan”) is a defined contribution plan with a salary deferral feature under Section 401(k) of

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

the Internal Revenue Code. It also includes a discretionary profit sharing feature. The Plan was formed on February 1, 1996 and subsequently amended. The Plan year ends on December 31 of each year. The Company, at its sole discretion, determines the amount, if any, of profit to be contributed to the Plan.

The Company had plan costs of $603, $0 and $0 for the twelve months ended December 31, 2005, 2006 and 2007, respectively.

Evercore Europe Defined Contribution Benefit Plan – Evercore Europe established the Evercore Partners Limited Group Personal Pension Plan (the “Evercore Europe Plan”), a defined contribution benefit plan, in November 2006 for Evercore Europe employees. The Evercore Europe Plan has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue, the Inland Revenue Service in the United Kingdom. Evercore Europe employees must elect to participate in the plan, and Evercore Europe has a minimum annualized contribution of 15% to 50% of an employee’s salary for all employees who participate, depending on the respective employee’s level within the Company.

Evercore Europe employees are also eligible to contribute up to 10% of their salary to the Evercore Europe Plan. Under the terms of the Evercore Europe Plan, if an employee contributes a minimum of 7.5% to 10% of their salary to the plan, Evercore Europe must make a matching contribution of 5% to 10% of the employee’s salary depending on the employee’s level within the company.

The Evercore Europe Plan costs for the twelve months ended December 31, 2007 totaled $1,069.

Note 12 – Short Term Borrowings

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

The Line of Credit was used for additional working capital purposes including, but not limited to, funding of the Company’s ongoing investment programs. Costs incurred in 2005 in connection with obtaining this credit facility totaled $607. The Company amortized all of these costs for the twelve months ended December 31, 2006, which is reflected in Financing Costs on the Combined/Consolidated Statement of Operations.

On January 12, 2006, the Company drew down $25,000 on the Line of Credit for additional working capital purposes at an interest rate of 6.6%. On June 22, 2006, the Company drew down an additional $5,000 at an effective interest rate of 7.48%. For the period of January 1, 2006 through August 9, 2006, August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007, the Company incurred $16, $0 and $0 respectively, for the commitment fee expense, and $1,083, $11 and $0 respectively, for the interest expense. The Line of Credit was terminated on August 16, 2006 and repaid in full subsequent to the IPO.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $20,000, secured with trading securities and interest is charged at the Inter-Bank Balance Interest Rate plus 10 basis points, while the overnight facility is approximately $1,000, unsecured and interest is charged at two times the Inter-Bank Balance Interest Rate. There have been no drawdowns on PCB’s line of credit since August 10, 2006.

Note 13 – Minority Interest

Minority interest recorded on the combined financial statements of the Predecessor Company relates to the minority interest of an unrelated third party in EVM, the general partner of EVP. EVM was owned by the Founding Members, an unrelated third party, which owned approximately 53% and Evercore Venture Partners L.L.C., which owned approximately 47%. Evercore Venture Partners L.L.C. is under common ownership of the Company and is the managing member of EVM. As a result, the Company included in its Combined Statements of Operations all of the net income of EVM with an appropriate minority interest of approximately 53%.

Minority Interest recorded in the consolidated financial statements of the Successor Company relates to the interest of the Members in Evercore LP and a 30% interest in PCB not owned by the Company.

The minority interest ownership of the Members in Evercore LP associated with their vested Evercore LP partnership units was $36,918 and $46,339 as of December 31, 2006 and 2007, respectively. Changes in the minority ownership of the Members in Evercore LP during the twelve months ended December 31, 2007 were as follows:

	Amount	Percentage Interest
Balance at January 1, 2007	$36,918	68%
Changes during the twelve months ended December 31, 2007:
Adoption of FIN 48—see Note 18	(671)
Operating loss	(32,841)
Distributions to partners	(47,218)
Exchange of Evercore LP partnership units for Evercore Class A common shares	(9,679)
Vesting of additional Evercore LP partnership units	99,453
Other, including PCB	377

Balance at December 31, 2007	$46,339	57%

Note 14 – Net Income (Loss) Per Share

Net income per share information is not applicable for reporting periods prior to August 10, 2006. The calculations of basic and diluted net income (loss) per share amounts for the period August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007, are described and presented below.

Basic Net Income (Loss) Per Share

Numerator – utilizes net income (loss) available for Class A common stockholders.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Denominator – utilizes the weighted average shares of Class A common stock outstanding, including 207 and 865 vested RSUs, for the period August 10, 2006 through December 31, 2006 and for the twelve months ended December 31, 2007, respectively.

Diluted Net Income (Loss) Per Share

Numerator – utilizes net income (loss) available for Class A common stockholders as in the basic net income (loss) per share calculation described above, plus the minority interest related to the assumed exchange of Members’ Evercore LP partnership units for shares of Class A common stock, offset by assumed additional corporate taxes.

Denominator – utilizes the weighted average shares of Class A common stock outstanding, including vested RSUs, as in the basic net income (loss) per share calculation described above, plus the assumed exchange of Members’ Evercore LP partnership units for shares of Class A common stock, plus additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units as calculated using the treasury stock method.

	Consolidated		Consolidated
	For the Period
	August 10, 2006 through December 31, 2006		Twelve Months Ended December 31, 2007
(share amounts in thousands)	SUCCESSOR		SUCCESSOR
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	$3,786		$(34,495)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	4,956		10,219

Basic Net Income (Loss) Per Share of Class A Common Stock	$0.76		$(3.38)

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	$3,786		$(34,495)
Add (deduct)—dilutive effect of:
Minority Interest related to the assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a	)	(a )
Associated corporate taxes related to the assumed elimination of Minority Interest described above	(a	)	(a )

Diluted Net Income (Loss) available for Class A common stockholders	$3,786		$(34,495)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	4,956		10,219
Add—dilutive effect of:
Assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a	)	(a )
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units, as calculated using the treasury stock method	—		(b )

Diluted weighted average number of shares of Class A common stock outstanding	4,956		10,219

Diluted Net Income (Loss) Per Share of Class A Common Stock	$0.76		$(3.38)

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

(a)	During the period August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007, the Evercore LP partnership units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share of Class A common stock. The units that would have been included in the computation of diluted net loss per share of Class A common stock if the effect would have been dilutive were 13,548 for the period August 10, 2006 through December 31, 2006 and 14,655 for the twelve months ended December 31, 2007. Antidilution is the result of the vested Evercore LP partnership units bearing a portion of income allocable to vested RSUs, as well as the Company having a loss for the twelve months ended December 31, 2007.

(b)	During the twelve months ended December 31, 2007, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units as calculated using the treasury stock method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share of Class A common stock. The additional shares that would have been included in the computation of diluted net loss per share of Class A common stock if the effect would have been dilutive were 154 for the twelve months ended December 31, 2007. Antidilution is the result of the Company having a loss for the twelve months ended December 31, 2007.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

Note 15 – Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values.

2006 Stock Incentive Plan. In 2006 the Company’s stockholders and board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company’s Class A common stock. The total number of shares of Class A common stock which may be issued under the 2006 Plan is 20,000,000 and the Company intends to use newly-issued shares of Class A common stock to satisfy any awards under the 2006 Plan. Shares of Class A common stock underlying any award granted under the 2006 Plan that expire, terminate or are cancelled or satisfied for any reason without being settled in stock again become available for awards under the 2006 Plan. The total shares available to be granted in the future under the 2006 Plan were 17,736,329 and 15,428,193 as of December 31, 2006 and 2007, respectively.

In 2008 the Company granted to certain employees and directors 1,241,980 RSUs pursuant to the 2006 Plan. Of these RSUs 204,630 are fully vested and 1,037,350 are unvested.

Equity Grants – Evercore LP Partnership Units. At the time of the Reorganization, Members and certain trusts benefiting certain of their families received 13,547,797 vested and 9,589,032 unvested Evercore LP partnership units. The Evercore LP partnership units are exchangeable into Class A common stock of the Company on a one-for-one basis once vested. During the twelve months ended December 31, 2007, 4,735,867 Evercore LP partnership units vested when the Company’s Founding Members and the chairman of Protego, and

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

trusts benefiting their families and permitted transferees, collectively, ceased to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date the Reorganization was effected. The Company recorded $99,453 in compensation expense during 2007, which represented the value of the 4,735,867 Evercore LP partnership units at the date of the Reorganization. In addition, the Company entered into a severance agreement with an employee which modified the award terms, that resulted in an expense of $2,275 in 2007. The remaining unvested Evercore LP partnership units will vest upon the earliest to occur of the following events:

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

Equity Grants – Restricted Stock and RSUs. At the time of the IPO, and pursuant to the 2006 Plan, the Company granted to the Company’s employees 2,286,055 RSUs, which are convertible into Class A common stock on a one-for-one basis once vested. At the time of the IPO 207,116 of the RSUs fully-vested and, as a result, the Company recorded compensation expense at the time of the IPO equal to the value of these fully-vested RSUs. The remaining unvested RSUs have the same vesting requirements as the unvested Evercore LP partnership units described above.

Each of the Company’s four outside directors at the date of the IPO received a one-time award of 2,381 RSUs upon their initial appointment to the Board. These RSUs were issued pursuant to the 2006 Plan and vest, and are being amortized into compensation expense, over two years.

Subsequent to the IPO, the Company granted new and existing employees RSUs and restricted stock. Certain of these awards vest upon the same terms as the Evercore LP partnership units issued at the time of the Reorganization and the RSUs issued at the time of the IPO(“Event-based Awards”) and certain of these awards vest from one to five years (“Service-based Awards”). During 2007, pursuant to the 2006 Plan, the Company granted employees 90,606 shares of restricted stock and 90,479 RSUs that are Event-based Awards and 475,810 shares of restricted stock and 1,873,447 RSUs that are Service-based Awards. These awards had grant date fair values of $21.12 to $33.64 per share. During 2007, 1,127,830 Event-based Awards vested and the Company recorded $25,570 in compensation expense. Compensation expense related to Service-based Awards was $9,539 for the twelve months ended December 31, 2007.

The Company recorded stock compensation expense of approximately $4,349 during the period August 10, 2006 through December 31, 2006 related to the grant of 207,116 vested RSUs granted to employees at the date of the IPO and valued at the IPO price of $21.00 per share. Stock compensation expense is included in Employee Compensation and Benefits in the Consolidated Statement of Income. The total income tax benefit related to stock-based compensation arrangements recognized in the Company’s Consolidated Statement of Income for the

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

period August 10, 2006 through December 31, 2006 was $583. Each outside director received a one-time award of RSUs with a value of $50 upon their initial appointment to the Board. These RSUs will vest over two years. The Company recorded $50 of stock compensation expense related to these grants in the period August 10, 2006 through December 31, 2006.

The following table summarizes activity related to stock-based compensation awards during the twelve months ended December 31, 2007:

	Event-based Awards				Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value	Maximum Contractual Remaining Term (in months)	Weighted Average Remaining Term (in months)	Number of Shares	Grant Date Weighted Average Fair Value	Maximum Contractual Remaining Term (in months)	Weighted Average Remaining Term (in months)
Unvested Balance at January 1, 2007	11,636,062	$244,357	NA	NA	9,524	$200	19	19
Granted	181,085	6,712			2,349,257	60,904
Forfeited	(219,378)	(4,606)			(2,828)	(90)
Vested	(5,940,852)	(127,298)			—	—

Unvested Balance at December 31, 2007	5,656,917	$119,165	NA	NA	2,355,953	$61,014	62	21

Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied.

The total income tax benefit related to stock-based compensation arrangements recognized in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2007, was $6,829.

Note 16 – Commitments and Contingencies

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Combined/Consolidated Statements of Operations for the twelve months ended December 31, 2005, the periods January 1, 2006 through August 9, 2006, August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007 includes $2,151, $1,747, $1,398 and $10,344, respectively, of occupancy rental expense relating to operating leases.

In 2006, the Company agreed to lease an additional 124,000 square feet of office space at the Company’s principal executive offices at 55 East 52nd Street, New York, New York. The term of the lease expires on April 29, 2023. The Company has sublet a portion of this space to a third party. In connection with the execution of the lease, the Company delivered a security deposit in the form of an unsecured letter of credit in the amount of $4,789. If the Company does not meet certain covenants of the unsecured letter of credit agreement, the Company may be required to secure the letter of credit. The Company was required to maintain compensating balances of $1,519 and $0 as of December 31, 2006 and 2007, respectively. No amounts have been drawn down under the respective letters of credit.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

In connection with a lease entered into during 2007 for additional office space in San Francisco, the Company entered into an irrevocable standby letter of credit in the amount of $91.

Prior to the IPO, the Company had entered into an operating lease for a fractional interest of a private corporate aircraft. For the year ended December 31, 2005 and the period January 1, 2006 to August 9, 2006, rental expense for the fractional lease of the aircraft was included in Travel and Related Expenses on the Consolidated Statements of Operations and totaled $105 and $17, respectively. The lease was terminated in the first quarter of 2006.

The Company has entered into various operating leases for the use of certain office equipment and furniture. For the twelve months ended December 31, 2005, the periods January 1, 2006 through August 9, 2006 and August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007, rental expense for office equipment totaled $165, $74, $46 and $480, respectively. Rental expense for office equipment and furniture is included in Occupancy and Equipment Rental on the Combined/Consolidated Statements of Operations.

As of December 31, 2007, the approximate aggregate minimum future payments required on the operating leases are as follows:

2008	$9,144
2009	9,140
2010	9,004
2011	8,788
2012	10,459
Thereafter	109,478

Total	$156,013

Capital Leases – The Company has entered into various capital leases for office equipment. As of December 31, 2007, the leases had an aggregate outstanding balance of $95, all of which is classified as current. Interest expense on capital leases for the twelve months ended December 31, 2005, 2006 and 2007 was $29, $20 and $9, respectively.

The Company’s net investment in these leases, which is included in Furniture, Equipment and Leasehold Improvements, Net, as of December 31, 2006 and 2007, was $207 and $84, respectively.

	December 31,
	2006	2007
Capitalized Office Equipment Leases	$718	$718
Accumulated Depreciation	(511)	(634)

Net Investment	$207	$84

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2007, the approximate aggregate minimum future payments required on the capital leases are as follows:

2008	$95
2009	2
2010	—
2011	—
2012	—

Total Future Minimum Lease Payments	97
Less Interest Discount	(2)

Total Present Value of Future Minimum Lease Payments	95
Less Current Portion	95

Long-term Portion	$—

Other Commitments – At December 31, 2007, the Company has unfunded commitments for capital contributions of $9.1 million to the Private Equity Funds and Evercore Mexico Capital Partners II, L.P. (“EMCP II”). These commitments primarily will be funded as required through the end of each Private Equity Fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

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

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Additionally, in the past, the Company or its present personnel have been named as a defendant in civil litigation matters involving present or former clients.

Note 17 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of December 31, 2006 and 2007 was $11,229 and $16,937, respectively, which exceeded the minimum net capital requirement by $10,874 and $15,718, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Note 18 – Income Taxes

Prior to August 10, 2006, the Company had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on its U.S. earnings, and certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the Reorganization and IPO, the operating business entities of the Company were restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2006 and 2007, were $5,822 and $3,961, respectively.

The components of the provision for income taxes reflected on the Combined/Consolidated Statements of Operations for the twelve months ended December 31, 2005, the periods January 1, 2006 through August 9, 2006 and August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007 consist of:

	Combined	Combined	Consolidated	Consolidated
		For the Period
	For the Twelve Months Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	For the Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
Current:
Federal	$—	$—	$1,954	$6,683
Foreign	—	—	3,409	5,626
State and Local	3,444	2,351	2,173	6,016

Total Current	3,444	2,351	7,536	18,325

Deferred:
Federal	—	—	(624)	(3,098)
Foreign	—	—	(467)	(427)
State and Local	(72)	17	(415)	(2,399)

Total Deferred	(72)	17	(1,506)	(5,924)

Total	$3,372	$2,368	$6,030	$12,401

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The effective tax rates for the period January 1, 2006 through August 9, 2006 was 3.5% and for the period August 10, 2006 through December 31, 2006 was 23.4%, compared to 5.1% for the calendar year ended 2005. The effective tax rate for the twelve months ended December 31, 2007 was (22.6%). A reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the twelve months ended December 31, 2005, the periods January 1, 2006 through August 9, 2006 and August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007 is as follows:

	Year Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	Year Ended December 31, 2007
Reconciliation of Federal Statutory Tax Rates
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%	35.0%
Increase Due to State and Local Taxes	5.1%	3.5%	6.8%	(4.2)%
Rate Benefits as a Limited Liability company	(35.0)%	(35.0)%	(29.8)%	(17.3)%
Foreign Taxes	0.0%	0.0%	11.4%	(9.5)%
Non-Deductible Equity Compensation	0.0%	0.0%	0.0%	(27.3)%
Other Adjustments	0.0%	0.0%	0.0%	0.7%

Effective Income Tax Rate	5.1%	3.5%	23.4%	(22.6)%

The effective tax rate was significantly impacted by the reorganization resulting from the IPO on August 10, 2006, whereby a significant percentage of the income was subject to corporate level federal, state and city taxes. Prior to the IPO, the Company was organized as a series of partnerships and flow through entities and was only subject to city taxes. The change between 2006 and 2007 is largely a result of a nondeductible equity compensation expense that was charged in 2007.

The following table presents the U.S. and non-U.S. components of Income (Loss) before income tax expense:

	Year Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	Year Ended December 31, 2007
U.S.	$66,524	$68,319	$74	$(12,334)
Non-U.S.	—	—	9,742	(9,760)

Income (Loss) before Income Tax Expense(a)	$66,524	$68,319	$9,816	$(22,094)

(a)	Net of Minority Interest.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2007
Current Deferred Tax Assets:
Step up in tax basis due to the exchange of Evercore LP Partnership Units for Shares of Class A Common Stock	$—	$1,455

Total Current Deferred Tax Asset	$—	$1,455

Long-term Deferred Tax Assets:
Depreciation and Amortization	$494	$3,043
Compensation and Benefits	907	8,110
Step up in tax basis due to the exchange of Evercore LP Partnership Units for Shares of Class A Common Stock	—	42,739
Other	373	985

Total Long-term Deferred Tax Assets	$1,774	$54,877

Long-term Deferred Tax Liabilities:
Goodwill and Investments	$107	$3,385

Total Long-term Deferred Tax Liabilities	$107	$3,385

At December 31, 2006 and 2007, the Company recognized net deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company, which totaled $1,667 and $52,947, respectively. As discussed in Note 10, during 2007, Members exchanged a number of Evercore LP partnership units for shares of Class A common stock of the Company. This exchange resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered a tax receivable agreement that was entered into at the time of the Formation Transaction between the Company and the Members. The agreement provides for the Members to retain 85% of the tax benefits resulting from the exchange and for the Company to retain 15% of such benefits. The triggering of the tax receivable agreement resulted in an increase in Deferred Tax Asset – Current, Deferred Tax Asset – Non-Current, Payable to Employees and Related Parties, Amounts Due to Related Parties Pursuant to Tax Receivable Agreement and Additional Paid-in-Capital of $1,455, $44,206, $1,237, $37,575 and $6,849, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2007. In addition, the increase in gross deferred tax assets from December 31, 2006 to December 31, 2007 was also attributable to the tax effect of a $6,829 increase due to compensation deductions for financial reporting purposes associated with RSUs and restricted stock that vested during the period and $2,420 related to the amortization of intangible assets associated with the Braveheart and Protego acquisitions. The $3,278 increase in deferred tax liabilities was primarily due to a $2,496 increase in deferred tax liabilities due to the tax basis difference in investments and goodwill amortization that is deductible for tax purposes.

Based on the Company’s historical taxable income and its expected future earnings, management has determined that the deferred tax assets are more likely than not to be realized.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

As discussed in Note 2, the Company applied the provisions of FIN 48 on January 1, 2007. The cumulative effect of the Company’s adoption of FIN 48 was a charge of $671 and $252 to the January 1, 2007 Minority Interest and Retained Earnings balances, respectively.

A reconciliation of the changes in tax positions for the year ended December 31, 2007 is as follows:

Unrecognized tax benefit at January 1, 2007	$1,114
Additions based on tax positions related to the current year	681
Additions for tax positions of prior years	740
Reductions for tax positions of prior years	—
Settlements	—
Lapse of Statute of Limitations	—

Unrecognized tax benefit at December 31, 2007	$2,535

Included in the balance of unrecognized tax benefits at December 31, 2007, are $2,192 of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $386 and interest of $319 during 2007 and in total, as of December 31, 2007, has recognized a liability for penalties of $760 and interest of $511.

The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits and the expiration of statute of limitations for examining the Company’s income tax returns during the next year.

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company’s tax years for 2003, 2004, 2005 and 2006 are subject to examination by the taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2003.

Note 19 – Concentrations of Credit Risk

Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, foreign government obligations and receivables from clients. The Company has placed its Cash and Cash Equivalents in interest-bearing deposits in U.S. banks and U.S. investment banks that meet certain rating and capital requirements. The Company’s foreign subsidiaries maintain Cash and Cash Equivalents in interest bearing accounts at large commercial banking institutions domiciled in their respective countries of operation. Concentrations of credit risk are limited due to the quality of the Company’s clients.

Credit Risks

As of December 31, 2007, the Company has securities purchased under agreements to resell of $58,834 for which the Company has received collateral with a fair value of $58,641 at December 31, 2007. Additionally, the Company has securities sold under agreements to repurchase of $285,864 at December 31, 2007, for which the Company has pledged collateral with a fair value of $285,508 at December 31, 2007. To reduce the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell, the Company has established

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

risk management procedure to monitor the exposure. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. At December 31, 2006 and 2007 total receivables amounted to $55,247 and $48,420, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $0 and $391 in the years ended December 31, 2006 and 2007, respectively.

Note 20 – Segment Operating Results

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

The Company’s segment information for the twelve months ended December 31, 2005, the periods January 1, 2006 through August 9, 2006 and August 10, 2006 through December 31, 2006 and the twelve months ended December 31, 2007 is prepared using the following methodology:

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

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company evaluates segment results based on net revenue and operating income, both including and excluding the impact of the Other Expenses.

Corporate level Operating Expenses represent operating expenses not specifically attributable to a segment. These expenses primarily include professional fees relating to the preparation of the Company’s historical financial statements that were not directly attributable to the IPO, costs associated with the Line of Credit and costs of operating as a public entity.

The Company believes that the following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, other expenses, operating income and identifiable assets.

For the full year ended December 31, 2007, one client accounted for 10% of the Company’s consolidated revenues.

	Combined	Combined	Consolidated	Consolidated
		For the Period
	Twelve Months Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
Advisory
Net Revenues (1)	$111,012	$96,582	$88,703	$299,710
Operating Expenses (2)	36,605	29,812	52,367	183,540
Other Expenses (3)	—	—	6,262	113,999

Segment Income	$74,407	$66,770	$30,074	$2,171

Identifiable Segment Assets (4)	$61,181	$84,926	$182,120	$347,357

Investment Management
Net Revenues (1)	$14,623	$17,043	$7,386	$21,889
Operating Expenses (2)	12,165	10,810	8,189	39,076
Other Expenses (3)	—	—	741	27,032

Segment Income (Loss)	$2,458	$6,233	$(1,544)	$(44,219)

Identifiable Segment Assets (4)	$20,275	$420,703	$119,383	$341,739

Corporate Level Operating Expenses	$10,333	$4,678	$2,723	$12,887

Total
Net Revenues (1)	$125,635	$113,625	$96,089	$321,599
Operating Expenses (2)	59,103	45,300	63,279	235,503
Other Expenses (3)	—	—	7,003	141,031

Segment Income (Loss)	$66,532	$68,325	$25,807	$(54,935)

Identifiable Segment Assets (4)	$81,456	$505,629	$301,503	$689,096

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Interest Income and Other Revenue as set forth in the table below:

	Combined	Combined	Consolidated	Consolidated
		For the Period
	Twelve Months Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
Advisory	$170	$460	$1,044	$4,153
Investment Management	39	183	7,578	19,988

Total Interest Income and Other Revenue	$209	$643	$8,622	$24,141

(2)	Operating expenses include depreciation expense as set forth in the table below:

	Combined	Combined	Consolidated	Consolidated
		For the Period
	Twelve Months Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
Advisory	$615	$550	$396	$1,753
Investment Management	163	116	184	631

Total Depreciation Expense	$778	$666	$580	$2,384

(3)	Other expenses include stock-based compensation costs associated with Event-based awards plus amortization of intangibles associated with the acquisition of Protego and Braveheart, as set forth in the table below:

	Combined	Combined	Consolidated	Consolidated
		For the Period
	Twelve Months Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
Advisory—Event-based Awards	$—	$—	$3,608	$98,962
Advisory Intangible Asset Amortization	—	—	2,654	15,037

Total Advisory Other Expenses	—	—	6,262	113,999
Investment Management—Event-based Awards	—	—	741	27,032

Total Investment Management Other Expenses	—	—	741	27,032

Total Other Expenses	$—	$—	$7,003	$141,031

(4)	Goodwill has been included in the Advisory Segment only since at the dates of the acquisitions, Braveheart and Protego were principally Advisory businesses.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	Combined	Combined	Consolidated	Consolidated
		For the Period
	Twelve Months Ended December 31, 2005	January 1, 2006 through August 9, 2006	August 10, 2006 through December 31, 2006	Twelve Months Ended December 31, 2007
	PREDECESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR
Net Revenues:(1)
United States	$127,513	$93,234	$63,267	$246,294
Europe and Other	(3,055)	19,748	23,475	44,645
Latin America	968	—	7,508	24,970

Total	$125,426	$112,982	$94,250	$315,909

(1)	Excludes Interest Income and Other Revenue and Interest Expense.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 21 – Evercore Partners Inc. (Parent Company Only) Financial Statements

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENT OF FINANCIAL CONDITION

(dollars in thousands)

	December 31,
	2006	2007
ASSETS
Equity Investment in Subsidiary	$118,396	$157,859
Deferred Tax Asset	—	53,677
Other Assets	—	6,713

TOTAL ASSETS	$118,396	$218,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to Related Party	$815	$37,575
Amounts Due Pursuant to Tax Receivable Agreement	—	1,237
Deferred Tax Liability	—	3,266
Taxes Payable	2,104	—
Notes Payable to Related Parties	3,000	3,195

TOTAL LIABILITIES	5,919	45,273
Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 6,359,558 and 11,261,100 issued at December 31, 2006 and 2007, respectively, and 6,359,558 and 11,229,197 outstanding on December 31, 2006 and 2007, respectively)	64	113
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 issued and outstanding)	—	—
Additional Paid-In-Capital	108,564	208,846
Accumulated Other Comprehensive Income	63	597
Retained Earnings (Deficit)	3,786	(35,612)
Treasury Stock at Cost (31,903 shares on December 31, 2007)	—	(968)

TOTAL STOCKHOLDERS’ EQUITY	112,477	172,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,396	$218,249

See notes A to C to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENT OF OPERATIONS

(dollars in thousands)

	For the Period August 10, 2006 (date of inception) through December 31, 2006	For the twelve Months Ended December 31, 2007
REVENUES
NET REVENUES	$—	$—
EXPENSES
TOTAL EXPENSES	—	—

OPERATING INCOME	—	—

Equity in Income (Loss) of Subsidiary	6,705	(29,765)
Provision for Income Taxes	2,919	4,730

NET INCOME (LOSS)	$3,786	$(34,495)

See notes A to C to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the Period August 10, 2006 (date of inception) through December 31, 2006	For the Twelve Months Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,786	$(34,495)
Undistributed Income of Subsidiary	(6,705)	29,765
(Increase) Decrease in Operating Assets:
Other Assets	—	(6,713)
Increase (Decrease) in Operating Liabilities:
Payable to Uncombined Affiliates	815	(815)
Taxes Payable	2,104	(2,104)
Notes Payable to Related Parties	—	195

Net Cash Used in Operating Activities	—	(14,167)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	(88,590)	(23,766)

Net Cash Used in Investing Activities	(88,590)	(23,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from IPO and Follow-On Offerings	88,590	42,058
Foreign Currency Translation	—	534
Dividends	—	(4,651)
FIN 48 Adjustment	—	(8)

Net Cash Provided by Financing Activities	88,590	37,933

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS—Beginning of Period	—	—

CASH AND CASH EQUIVALENTS—End of Period	$—	$—

See notes A to C to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO COMBINED/CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Note A – Organization

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

Note B – Significant Accounting Policies

Basis of Presentation. The Statements of Financial Condition, Operations and Cash Flows have been prepared in accordance with U.S. GAAP.

Equity in Income of Subsidiary. The Equity in Income of Subsidiary represents the Company’s share of income from Evercore LP.

Note C – Stockholders’ Equity

The Company is authorized to issue 1,000,000,000 shares of Class A common stock, par value $0.01 per share, and 1,000,000 shares of Class B common stock, par value $0.01 per share. All shares of Class A common stock and Class B common stock are identical. The Company has issued 11,261,100 shares of Class A common stock. The Company has issued 51 shares of Class B common stock in exchange for $1.00, all of which were held by Evercore LP at December 31, 2007. The Company also purchased 31,903 Class A common shares of Treasury Stock from an employee at $30.35 per share during 2007. The Company accounts for purchases of Treasury Stock at cost and includes the Treasury Stock as a separate component of Stockholders’ Equity until such time as the Treasury Stock is retired. The result of the above transaction was an increase in Treasury Stock of $968 on the Company’s Condensed Statement of Financial Condition as of December 31, 2007.

SUPPLEMENTAL FINANCIAL INFORMATION

(dollars in thousands, except per share data)

Combined/Consolidated Quarterly Results of Operations (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2006 and 2007. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006	For the Period July 1, 2006 through August 9, 2006(a)	For the Period August 10, 2006 through September 30, 2006(a)		Three Months Ended December 31, 2006
	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR		SUCCESSOR
Net Revenues	$45,626	$43,490	$24,509	$17,226		$78,863	(b)
Total Expenses	18,706	17,926	8,668	15,214	(c)	55,068	(c)

Income Before Income Taxes and Minority Interest	26,920	25,564	15,841	2,012		23,795
Provision for Income Taxes	979	905	484	297	(d)	5,733	(d)
Minority Interest	(7)	6	(1)	1,417	(e)	14,575	(e)

Net Income	$25,948	$24,653	$15,358	$298		$3,487

Net Income Per Share
Basic	N/A	N/A	N/A	$0.06		$0.69
Diluted	N/A	N/A	N/A	$0.06		$0.69
Dividends Declared Per Share of Class A Common Stock	N/A	N/A	N/A	$—		$—

	Three Months Ended March 31, 2007	Three Months Ended June 30, 2007	Three Months Ended September 30, 2007	Three Months Ended December 31, 2007
	SUCCESSOR	SUCCESSOR	SUCCESSOR	SUCCESSOR
Net Revenues	$89,496	$65,912	$72,399	$93,792
Total Expenses	65,400	169,558	62,035	79,541

Income (Loss) Before Income Taxes and Minority Interest	24,096	(103,646)	10,364	14,251
Provision for Income Taxes	4,936	643	3,217	3,606
Minority Interest	14,940	(60,115)	4,828	7,507

Net Income (Loss)	$4,220	$(44,174)	$2,319	$3,138

Net Income (Loss) Per Share
Basic	$0.64	$(4.68)	$0.19	$0.25
Diluted	$0.64	$(4.68)	$0.19	$0.25
Dividends Declared Per Share of Class A Common Stock	$0.07	$0.10	$0.12	$0.12

(a)	See Note 1 for a discussion of the Company’s Reorganization.

(b)	Increase in revenue largely due to the impact of the Company’s acquisitions. See Note 4 for a discussion of business developments.

(c)	Includes compensation payments to Senior Managing Directors that had not been included in compensation prior to the Company’s IPO. See Note 15 for a discussion associated with compensation and benefits.

(d)	See Note 18 for a discussion of income taxes.

(e)	Post-IPO minority interest represents the interest of the Members of Evercore LP and the portion of PCB not owned by the Company. See Note 13 for a discussion on minority interest.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding preventions or timely detection of unauthorized acquisitions, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making the assessment, management used the framework in “Internal Control – Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2007.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, as included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the internal control over financial reporting of Evercore Partners Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 11, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 11, 2008

Changes in Internal Controls over Financial Reporting

During 2006, our management had identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. During 2006 we identified areas of material weaknesses in our internal control over financial reporting that included a lack of an enterprise-wide, executive-driven internal control environment that documents key processes related to financial reporting and the lack of a formal, regular process designed to identify key financial reporting risks. In addition, management concluded that there was a material weakness in internal control over financial reporting related to the fact that we lacked a sufficient complement of personnel with experience to comply with U.S. GAAP and SEC reporting requirements.

As of December 31, 2007, we have remediated the material weakness in the Company’s internal control over financial reporting that existed as of September 30, 2006. Our remediation during 2006 and 2007 included:

In 2006 and 2007, we:

•

Augmented and hired additional accounting and finance resources and professionals, including a new Chief Financial Officer, Controller and Sarbanes-Oxley compliance officer, within our accounting and finance organization;

•	assessed the design of our internal control environment and established appropriate internal controls to achieve Section 404 compliance;

•

established a number of formal committees to ensure proper protocols regarding control performance and changes to our risk profile, and enhanced our policies and processes related to financial reporting;

•	implemented new procedures and began monitoring that all repurchases and reverse repurchase agreements at PCB were accounted for in accordance with U.S. GAAP;

•	engaged a professional consulting firm to assist us in providing additional financial and accounting services to review the financial activities and transactions within Protego;

•	established new policies and procedures to ensure that all U.S. GAAP and SEC matters as they arise are evaluated by the appropriate level of personnel;

•	enhanced our training efforts to help ensure our key accounting and financial professionals can identify complex accounting matters as they arise; and

•	enhanced our internal audit process to monitor financial reporting activities.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Other than the changes discussed above, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The statements contained in Exhibits 31.1and 31.2 to this Form 10-K should be considered in light of, and read together with, the information set forth in this Item 9A.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding directors and executive officers set forth under the caption “Election of Directors” and “Executive Officers” in the Proxy Statement is incorporated herein by reference.

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

3.	Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(1)

10.1	Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.2	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.3	Registration Rights Agreement, dated as of August 10, 2006(2)

10.4	Contribution and Sale Agreement, dated as of May 12, 2006, among Evercore LP, Evercore Partners Inc., Roger C. Altman, Austin M. Beutner, Pedro Aspe and the Other Parties Named Therein(1)

10.5	Contribution and Sale Agreement, dated as of May 12, 2006, among Evercore LP, Evercore Partners Inc. and Banco Inbursa, S.A., Institucion de Banca Multiple, Grupo Financiero Inbursa, as Trustee of Inbursa Trust F1338(1)

10.6	Employment Agreement between the Registrant and Roger C. Altman(2)

10.7	Employment Agreement between the Registrant and Austin M. Beutner(2)

10.8	Employment Agreement between the Registrant and Pedro Aspe(2)

10.9	Employment Agreement between the Registrant and Robert B. Walsh(6)

10.10	Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.11	Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.12	Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.13	Employment Agreement between the Registrant and Adam B. Frankel(1)

10.14	Form of Indemnification Agreement between the Registrant and each of its director nominees(1)

10.15	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.16	Sale and Purchase Agreement among the Shareholders of Braveheart Financial Services Limited and Evercore Partners Inc.(1)

Exhibit Number	Description
10.17	Closing Agreement, dated December 19, 2006, among Evercore Partners Inc. and Bernard J. Taylor and Julian P. Oakley(4)

10.18	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of May 9, 2007(5)

10.19	Form of Restricted Stock Award Agreement(6)

10.20	Form of Restricted Stock Unit Award Agreement(6)

10.21	Letter Agreement, dated as of June 29, 2007, among David E. Wezdenko, Evercore LP, Evercore Partners II L.L.C. and Evercore Partners Inc.(7)

10.22	Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006 (filed herewith)

10.23	2007 Form Restricted Stock Unit Award Agreement (filed herewith)

11	Not included as a separate exhibit—earnings per share can be determined from Note 14 to the combined/consolidated financial statements included in Item 8—Financial Statements and Supplemental Data.

14	Code of ethics included on Registrant’s website-www.evercore.com.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S -1 (Registration No. 333 -134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001 -32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001 -32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001 -32975), for the period ended March 31, 2007.

(6)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001 -32975), filed with the SEC on June 8, 2007.

(7)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001 -32975), filed with the SEC on July 6, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCORE PARTNERS INC.

By:	/s/ ROBERT B. WALSH
Robert B. Walsh
Chief Financial Officer

March 11, 2008

Each of the officers and directors of Evercore Partners Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Roger C. Altman, Austin M. Beutner, Robert B. Walsh and Adam B. Frankel, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 11 day of March, 2008.

Signature	Title

/s/ ROGER C. ALTMAN Roger C. Altman	Co-Chairman and Co-Chief Executive Officer (Principal Executive Officer)

/s/ PEDRO ASPE Pedro Aspe	Co-Chairman

/s/ FRANCOIS DE ST. PHALLE Francois de St. Phalle	Director

/s/ GAIL BLOCK HARRIS Gail Block Harris	Director

/s/ CURT HESSLER Curt Hessler	Director

/s/ ANTHONY N. PRITZKER Anthony N. Pritzker	Director

/s/ ROBERT B. WALSH Robert B. Walsh	Chief Financial Officer (Principal Financial Officer)

/s/ PAUL PENSA Paul Pensa	Controller (Principal Accounting Officer)