Form 10-Q
period 2008-03-31
Evercore Partners Inc.
filed 2008-05-12
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

38th floor

New York, New York 10055

(Address of principal executive offices)

Registrant’s telephone number: (212) 857-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of May 8, 2008 was 11,660,804. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 8, 2008 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant).

In this report, references to “Evercore”, the “Company”, “we”, “us”, “our” refer, to Evercore Partners Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, references to (1) “Evercore Partners Inc.” refer solely to Evercore Partners Inc., and not to any of its consolidated subsidiaries and (2) “Evercore LP” refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries. References to the “IPO” refer to our initial public offering on August 10, 2006 of 4,542,500 shares of our Class A common stock, including shares issued to the underwriters of the IPO pursuant to their election to exercise in full their overallotment option.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	December 31, 2007	March 31, 2008

ASSETS
Current Assets
Cash and Cash Equivalents	$193,475	$124,569
Trading Securities	7,647	7,049
Financial Instruments Owned and Pledged as Collateral at Fair Value	226,868	189,163
Securities Purchased Under Agreements to Resell	58,834	166,148
Accounts Receivable (net of allowances of $591 and $641 at December 31, 2007 and March 31, 2008, respectively)	47,720	20,067
Receivable from Employees and Related Parties	5,003	5,216
Deferred Tax Asset—Current	1,455	2,389
Other Current Assets	13,992	15,933

Total Current Assets	554,994	530,534
Investments	16,283	19,684
Deferred Tax Asset—Long Term	54,877	55,254
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $5,787 and $4,493 at December 31, 2007 and March 31, 2008, respectively)	10,105	9,698
Goodwill	42,044	42,044
Intangible Assets (net of accumulated amortization of $17,753 and $18,229 at December 31, 2007 and March 31, 2008, respectively)	8,993	8,517
Other Assets	1,800	2,149

TOTAL ASSETS	$689,096	$667,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Compensation and Benefits	$112,355	$13,933
Accounts Payable and Accrued Expenses	11,490	8,045
Securities Sold Under Agreements to Repurchase	285,864	355,390
Payable to Employees and Related Parties	4,424	4,298
Taxes Payable	3,961	4,127
Other Current Liabilities	1,482	2,180

Total Current Liabilities	419,576	387,973
Amounts Due Pursuant to Tax Receivable Agreements	37,575	37,575
Other Long-term Liabilities	9,245	8,320
Deferred Tax Liability	3,385	4,776

TOTAL LIABILITIES	469,781	438,644

Commitments and Contingencies (Note 14)

Minority Interest	46,339	41,541

Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 11,261,100 and 11,727,484 issued at December 31, 2007 and March 31, 2008, respectively, and 11,229,197 and 11,660,804 outstanding at December 31, 2007 and March 31, 2008, respectively)	113	118
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 issued and outstanding at December 31, 2007 and March 31, 2008)	—	—
Additional Paid-In-Capital	208,846	226,436
Accumulated Other Comprehensive Income	597	817
Retained Earnings (Deficit)	(35,612)	(38,073)
Treasury Stock at Cost (31,903 and 66,680 shares at December 31, 2007 and March 31, 2008, respectively)	(968)	(1,603)

TOTAL STOCKHOLDERS’ EQUITY	172,976	187,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$689,096	$667,880

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2008
REVENUES
Advisory Revenue	$83,946	$40,692
Investment Management Revenue	4,603	2,574
Interest Income and Other Revenue	3,295	7,214

TOTAL REVENUES	91,844	50,480
Interest Expense	2,348	5,992

NET REVENUES	89,496	44,488

EXPENSES
Employee Compensation and Benefits	47,623	33,255
Occupancy and Equipment Rental	1,655	3,310
Professional Fees	6,928	3,477
Travel and Related Expenses	2,058	2,744
Communications and Information Services	448	642
Depreciation and Amortization	4,681	1,081
Special Charges	—	1,127
Other Operating Expenses	2,007	1,454

TOTAL EXPENSES	65,400	47,090

INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	24,096	(2,602)
Provision (Benefit) for Income Taxes	4,936	(294)
Minority Interest	14,940	(1,343)

NET INCOME (LOSS)	$4,220	$(965)

Net Income (Loss) Available to Holders of Shares of Class A Common Stock	$4,220	$(965)

Weighted Average Shares of Class A Common Stock Outstanding:
Basic	6,589	12,757
Diluted	6,589	12,757

Net Income (Loss) Per Share Available to Holders of Shares of Class A Common Stock:
Basic	$0.64	$(0.08)
Diluted	$0.64	$(0.08)

Dividends Paid per Share of Class A Common Stock	$0.07	$0.12

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

(dollars in thousands, except per share data)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Dollars				Shares	Dollars
Balance at January 1, 2008	11,261,100	$113	$208,846	$597	$(35,612)	(31,903)	$(968)	$172,976
Net Loss	—	—	—	—	(965)	—	—	(965)
Other Comprehensive Income:
Foreign Currency Translation Adjustment	—	—	—	220	—	—	—	220

Total Comprehensive Income	—	—	—	220	(965)	—	—	(745)
Treasury Stock Purchase	—	—	—	—	—	(34,777)	(635)	(635)
Stock-based Compensation Awards	34,777	1	10,142	—	—	—	—	10,143
Share Grant Related to Acquisition	431,607	4	7,448	—	—	—	—	7,452
Dividends—Class A Stockholders	—	—	—	—	(1,496)	—	—	(1,496)

Balance at March 31, 2008	11,727,484	$118	$226,436	$817	$(38,073)	(66,680)	$(1,603)	$187,695

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$4,220	$(965)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Net Realized and Unrealized (Gains) Losses on Investments and Trading Securities	(161)	866
Equity-based and Other Deferred Compensation	2,558	6,142
Share Grant Related to Acquisition	—	7,452
Depreciation and Amortization	4,681	1,081
Bad Debt Expense	23	50
Minority Interest	14,940	(1,343)
Deferred Taxes	(1,266)	79
Decrease (Increase) in Operating Assets:
Trading Securities	305	(371)
Financial Instruments Owned and Pledged as Collateral at Fair Value	13,632	41,620
Securities Purchased Under Agreements to Resell	(16,600)	(105,061)
Accounts Receivable	9,791	27,652
Receivable from Employees and Related Parties	(1,031)	(213)
Other Current Assets	(1,987)	(1,916)
Other Assets	71	(347)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(11,941)	(94,757)
Accounts Payable and Accrued Expenses	9,997	(3,570)
Securities Sold Under Agreements to Repurchase	2,947	63,355
Payables to Employees and Related Parties	(622)	(126)
Taxes Payable	3,503	156
Other Current Liabilities	3,179	720
Other Long-term Liabilities	—	(925)

Net Cash Provided by (Used in) Operating Activities	36,239	(60,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisition	(324)	—
Investments Purchased	(1,947)	(3,254)
Purchase of Furniture, Equipment and Leasehold Improvements	(373)	(199)

Net Cash Used in Investing Activities	(2,644)	(3,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(47)	(25)
Distributions to Minority Interests—Evercore LP Members	(11,065)	(4,325)
Dividends—Class A Stockholders	(445)	(1,496)
Treasury Stock Purchased	—	(635)
Other	—	870

Net Cash Used in Financing Activities	(11,557)	(5,611)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	160	579

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,198	(68,906)
CASH AND CASH EQUIVALENTS-Beginning of Period	65,420	193,475

CASH AND CASH EQUIVALENTS-End of Period	$87,618	$124,569

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$2,437	$5,956

Payments for Income Taxes	$2,893	$1,376

Cumulative Effect on Prior Years from the Adoption of FIN 48
Minority Interest	$534	$—
Retained Earnings	252	—

	$786	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 1—Organization

Evercore Partners Inc. and subsidiaries is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling equity interest in Evercore LP. The Company is the sole general partner of Evercore LP.

The Company’s consolidated financial statements include the accounts of the Company’s subsidiaries. The sole direct subsidiary of the Company is Evercore LP. The principal direct and indirect subsidiaries of Evercore LP are as follows:

•

Evercore Group Holdings L.P. (“EGH”), which indirectly, through its wholly-owned subsidiary, Evercore Partners Services East L.L.C. (“East”), a Delaware limited liability company, owns all of the interests in each of the following entities:

•

Evercore Group L.L.C. (“EGL”), a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and a member of the Financial Industry Regulatory Authority. EGL is a limited service entity, which specializes in rendering selected financial advisory services. EGL was converted to a limited liability company from an S corporation on April 19, 2006;

•	Evercore Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”);

•	Evercore Venture Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Venture Partners L.P. and its affiliated entities (“EVP”);

•

Evercore Advisors I L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Capital Partners L.P. and its affiliated entities (“ECP I”). Evercore Advisors Inc. was converted into Evercore Advisors I L.L.C. on August 10, 2006.

•	Evercore GP Holdings L.L.C., (“GP Holdings”), which is a non-managing member of the general partner of ECP II.

•	Protego SI, S.C., a Mexican company whose main activity is the provision of advisory and related services.

•

Protego Asesores S. de R.L. and its subsidiaries and Protego SI, S.C. (“Protego”), which, together with Evercore LP, owns all of the interests in Protego Casa de Bolsa, S.A. de C.V. (“PCB”) and Protego CB Servicios, S. de R.L. (“PCBS”). PCB and PCBS were established for Protego’s asset management business and are 70% and 70.6% respectively, directly owned by Evercore. The remaining interest in these entities is held by third parties.

•	Evercore Partners Limited (“Evercore Europe”), a U.K. company whose main activity is the provision of advisory and related services.

Note 2—Significant Accounting Policies

For a complete discussion of Evercore’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

regulations of the United States Securities and Exchange Commission (“SEC”), the unaudited financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest as well as variable interest entities where the Company is deemed to be the primary beneficiary. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

Reclassifications—During the first quarter of 2008, certain balances for prior periods have been reclassified to conform to their current presentation. These reclassifications include the reclassification of $134 of certain fees within Evercore’s Public Securities business from Interest Income and Other Revenue to Investment Management Revenue and the reclassification of $195 of certain expenses from Other Operating Expenses to Occupancy and Equipment Rental and Travel and Related Expenses on the Unaudited Condensed Consolidated Statements of Operations, as well as a reclassification of $700 of interest receivable from Accounts Receivable to Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

Fair Value of Financial Instruments—The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investments, securities, financial instruments, receivables and payables, and accruals.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Note 9 for further information.

Note 3—Special Charges

Fund raising for Evercore Capital Partners III L.P. (“ECP III”) has been deferred. As a result, for the three months ended March 31, 2008, the Company recorded a write-off of $1,127 of previously deferred costs that were expected to be reimbursed by the fund upon its closing.

Note 4—Recent Accounting Pronouncements

SFAS 141(R)—In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS 160—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”), which amends ARB 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

Note 5—Related Parties

Pursuant to the acquisition of Braveheart Financial Services Limited (“Braveheart”), the Company issued $3,000 of interest-bearing notes to the former shareholders of Braveheart. These notes bear interest at LIBOR plus 100 basis points and are due in 2010 but may be redeemed by the holders at any time after October 31, 2007. Interest accumulated related to these notes was $69 at March 31, 2008. These notes and related interest had a balance of $3,069 at March 31, 2008, and are reflected in Payable to Employees and Related Parties on the Unaudited Condensed Consolidated Statements of Financial Condition. These notes were paid-in-full on April 3, 2008.

Investment Management Revenue includes income from related parties earned from the Company’s Private Equity Funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $3,585 and $2,285 for the three months ended March 31, 2007 and 2008, respectively.

Included in income from related parties for the three months ended March 31, 2007 and 2008, are $3,895 and $0, respectively, of advisory fees earned from clients that have Senior Managing Directors as a member of their Board of Directors.

Note 6—Trading Securities and Financial Instruments Owned and Pledged as Collateral at Fair Value

The Company had $3,890 and $3,675 of securities managed by Evercore Asset Management L.L.C. (“EAM”) at December 31, 2007 and March 31, 2008, respectively. These investments are reflected as Trading Securities on the Unaudited Condensed Consolidated Statements of Financial Condition and are stated at quoted market value. Also included in Trading Securities on the Unaudited Condensed Consolidated Statements of Financial Condition are $3,757 and $3,374 of EAM Fund Investments at December 31, 2007 and March 31, 2008, respectively. The funds principally hold readily-marketable securities. For the three months ended March 31, 2007 and 2008, Trading Securities resulted in net unrealized gains/(losses) and dividend income of $494 and $(969), respectively, that is included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company’s financial instruments owned and pledged as collateral, which consist principally of foreign government obligations, are recorded on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Interest Income and Other Revenue on the Unaudited Condensed Consolidated Statements of Operations. The Company pledges financial instruments owned to collateralize certain financing agreements and permits the counterparty to pledge the securities. At December 31, 2007 and March 31, 2008, the Company had $226,868 and $189,163, respectively, included on the Unaudited Condensed Consolidated Statements of Financial Condition as Financial Instruments Owned and Pledged as Collateral at Fair Value.

Note 7—Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company had Securities Purchased Under Agreements to Resell of $58,834 and $166,148 at December 31, 2007 and March 31, 2008, respectively, for which it had received collateral with a fair value of $58,641 and $166,184 at December 31, 2007 and March 31, 2008, respectively. Additionally, the Company had Securities Sold Under Agreements to Repurchase of $285,864 and $355,390 at December 31, 2007 and March 31, 2008, respectively, for which it had pledged collateral with a fair value of $285,508 and $355,347 at December 31, 2007 and March 31, 2008, respectively.

Note 8—Investments

A summary of the Company’s investment in the Private Equity Funds as of December 31, 2007 and March 31, 2008 is as follows:

	December 31, 2007	March 31, 2008
ECP II	$12,507	$14,354
Discovery Americas I, L.P. (“Discovery Fund”)	2,308	2,465

Total Private Equity Funds	$14,815	$16,819

Net realized and unrealized (losses) and gains on Private Equity Fund investments, including carried interest, were $(49) and $306 for the three months ended March 31, 2007 and 2008, respectively, and are included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue.

The Company’s investments reported in the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in Private Equity Funds and the Company’s equity interest in EAM. The Company holds a 41.7% interest in EAM that is accounted for under the equity method. As of December 31, 2007 and March 31, 2008, EAM had a carrying value of $1,468 and $2,865, respectively. For the three months ended March 31, 2007 and 2008, the investment resulted in unrealized losses of $283 and $203, respectively, which are included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 9—Fair Value Measurements

The Company adopted SFAS 157 as of January 1, 2008, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. The adoption did not have a material impact on the results of the Company. SFAS 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS 157, the Company does not adjust the quoted price for these investments, even in situations where Evercore holds a large position and a sale could reasonably impact the quoted price. Level I investments include financial instruments owned and pledged as collateral and marketable securities managed by EAM of $189,163 and $3,675, respectively, as of March 31, 2008.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Level II investments include the Company’s investment in the EAM Hedge Fund of $3,374 as of March 31, 2008. The fair value of the underlying securities in the fund is determined in an actively traded market.

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The Company did not have any Level III investments at March 31, 2008.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Note 10—Stockholders’ Equity

During the first quarter of 2008, the Company purchased 34,777 Class A common shares from employees at a market value of $18.27 per share in order to fund minimum payroll tax requirements. The result was an increase in Treasury Stock of $635 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2008. The former shareholders of Braveheart also received 431,607 shares during the first quarter of 2008 in conjunction with the Braveheart sale and purchase agreement, resulting in compensation expense of $7,452 and an increase to Common Stock and Additional Paid-In-Capital of $4 and $7,448, respectively in the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2008.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

On May 7, 2008, the Company’s Board of Directors authorized the repurchase of up to $25,000 of Evercore Class A Common Stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

During the three months ended March 31, 2007 and 2008, the Company declared and paid dividends of $0.07 and $0.12 per share, respectively, totaling $445 and $1,496. The Company’s Board of Directors declared on May 7, 2008, a quarterly cash dividend of $0.12 per share, to the holders of Class A common stock as of May 30, 2008, which will be paid on June 13, 2008.

Note 11—Minority Interest

Minority Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to the interest of the limited partners (“Members”) in Evercore LP and a 30% interest in PCB not owned by the Company.

Minority interest ownership was $46,339 and $41,541 as of December 31, 2007 and March 31, 2008, respectively. Changes in the minority ownership during the three months ended March 31, 2008 were as follows:

	Amount	Percentage Interest
Balance at January 1, 2008	$46,339	57%
Changes during the three months ended March 31, 2008:
Operating loss	(1,343)
Distributions to partners	(4,325)
Other, including PCB	870

Balance at March 31, 2008	$41,541	56%

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 12—Net Income (Loss) Per Share

The calculations of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2007 and 2008 are described and presented below.

	Three Months Ended March 31,
	2007		2008
	(share amounts in thousands)
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	$4,220		$(965)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	6,589		12,757

Basic Net Income (Loss) Per Share of Class A Common Stock	$0.64		$(0.08)

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	$4,220		$(965)
Add (deduct)—dilutive effect of:
Minority Interest related to the assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a	)	(a )
Associated corporate taxes related to the assumed elimination of Minority Interest described above	(a	)	(a )

Diluted Net Income (Loss) available for Class A common stockholders	$4,220		$(965)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	6,589		12,757
Add—dilutive effect of:
Assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a	)	(a )
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units, as calculated using the treasury stock method	—		(b )

Diluted weighted average number of shares of Class A common stock outstanding	6,589		12,757

Diluted Net Income (Loss) Per Share of Class A Common Stock	$0.64		$(0.08)

(a)	During the three months ended March 31, 2007 and 2008, the Evercore LP partnership units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share of Class A common stock. The units that would have been included in the computation of diluted net income (loss) per share of Class A common stock if the effect would have been dilutive were 13,431 and 15,214 for the three months ended March 31, 2007 and 2008, respectively. Antidilution is the result of the vested Evercore LP partnership units bearing a portion of income allocable to vested RSUs, as well as the Company having a loss for the three months ended March 31, 2008.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

(b)	During the three months ended March 31, 2008, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units as calculated using the treasury stock method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share of Class A common stock. The additional shares that would have been included in the computation of diluted net loss per share of Class A common stock if the effect would have been dilutive were 205 for the three months ended March 31, 2008. Antidilution is the result of the Company having a loss for the three months ended March 31, 2008.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

Note 13—Stock-Based Compensation

Subsequent to the IPO, the Company granted new and existing employees RSUs and shares of restricted stock. Certain of these awards vest upon the same terms as the RSUs issued at the time of the IPO (“Event-based Awards”) and certain of these awards vest from one to five years (“Service-based Awards”).

During the first quarter of 2008, pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan (the “2006 plan”), the Company granted to certain employees 1,579,783 RSUs and 75,000 shares of restricted stock. Of these awards, 204,630 are fully-vested, 1,412,388 are unvested and will vest over one to five years and 37,765 are unvested and will vest subject to event-based vesting criteria comparable to the Evercore LP partnership units.

No Event-based Awards vested during the first quarter of 2008. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied. The Company had 5,237 and 18,468 forfeited Service-based and Event-based Awards during the first quarter of 2008. Compensation expense related to Service-based Awards was $6,142 for the three months ended March 31, 2008.

Note 14—Commitments and Contingencies

Operating Leases—The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2008 includes $1,178 and $2,500, respectively, of occupancy rental expense relating to operating leases.

In conjunction with the leases of office space in New York and San Francisco, the Company has entered into unsecured letters of credit of $4,880.

The Company has entered into various operating leases for the use of certain office equipment. For the three months ended March 31, 2007 and 2008, rental expense for office equipment totaled $54 and $138, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Other Commitments—At March 31, 2008, the Company has unfunded commitments for capital contributions of $7,586 to the Private Equity Funds. These commitments will be funded as required through the end of each Private Equity Fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Additionally, in the past, the Company or its present personnel have been named as a defendant in civil litigation matters involving present or former clients.

Note 15—Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of December 31, 2007 and March 31, 2008 was $16,937 and $49,101, respectively, which exceeded the minimum net capital requirement by $15,718 and $48,761, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Note 16—Income Taxes

The Company’s Provision (Benefit) for Income Taxes for the three months ended March 31, 2007 and 2008 was $4,936 and $(294), respectively. The effective tax rate for the three months ended March 31, 2007 and 2008 was 20.5% and 11.3%, respectively. The change in the effective tax rate between 2007 and 2008 is largely due to

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

adjustments, including the reversal of a portion of a reserve of $670 related to FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), booked in the first quarter of 2008 which reduced the effective tax rate from approximately 24.5% to 11.3%.

Included in the balance of unrecognized tax benefits at March 31, 2008, are $1,676 of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefit, the Company accrued interest of $48 during the first quarter of 2008 and in total, as of March 31, 2008, has recognized a liability for penalties of $634 and interest of $529.

Note 17—Segment Operating Results

The Company’s business results are categorized into the following two segments: Advisory and Investment Management. Advisory includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, and similar corporate finance matters. Investment Management includes the management of outside capital invested and the Company’s principal investments.

The Company’s segment information for the three months ended March 31, 2007 and 2008 is prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement, amortization of intangibles associated with the acquisition of Protego and Braveheart and Special Charges in connection with the write-off of certain capitalized costs associated with prior deferred fund raising initiatives for ECP III.

The Company evaluates segment results based on net revenue and operating income, both including and excluding the impact of the Other Expenses.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company believes that the following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, other expenses, operating income and identifiable assets.

	Three Months Ended March 31,
	2007	2008
Advisory
Net Revenues (1)	$84,524	$41,474
Operating Expenses (2)	53,044	31,095
Other Expenses (3)	4,255	7,928

Segment Income	$27,225	$2,451

Identifiable Segment Assets (4)	$185,392	$254,939

Investment Management
Net Revenues (1)	$4,972	$3,014
Operating Expenses (2)	8,101	6,940
Other Expenses (3)	—	1,127

Segment Income (Loss)	$(3,129)	$(5,053)

Identifiable Segment Assets (4)	$132,144	$412,941

Total
Net Revenues (1)	$89,496	$44,488
Operating Expenses (2)	61,145	38,035
Other Expenses (3)	4,255	9,055

Segment Income (Loss)	$24,096	$(2,602)

Identifiable Segment Assets (4)	$317,536	$667,880

(1)	Net revenues include Interest Income and Other Revenue as set forth in the table below:

	Three Months Ended March 31,
	2007	2008
Advisory	$578	$822
Investment Management	2,717	6,392

Total Interest Income and Other Revenue	$3,295	$7,214

(2)	Corporate level Operating Expenses for prior periods have been allocated to their appropriate business segments to conform with the current presentation.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

(3)	Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement, amortization of intangibles associated with the acquisition of Protego and Braveheart and Special Charges in connection with the write-off of certain capitalized costs associated with prior deferred fund raising initiatives for ECP III as set forth in the table below:

	Three Months Ended March 31,
	2007	2008
Advisory—Deferred Consideration Pursuant to the Braveheart Sale and Purchase Agreement	$—	$7,452
Advisory—Intangible Asset Amortization	4,255	476

Total Advisory	4,255	7,928

Investment Management—Special Charges	—	1,127

Total Investment Management	—	1,127

Total Other Expenses	$4,255	$9,055

(4)	Goodwill has been included in the Advisory Segment only since at the dates of the acquisitions, Braveheart and Protego were principally Advisory businesses.

Geographic Information—The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	Three Months Ended March 31,
	2007	2008
Net Revenues: (1)
United States	$69,659	$39,854
Europe and Other	12,589	360
Latin America	6,301	3,052

Total	$88,549	$43,266

(1)	Excludes Interest Income and Other Revenue and Interest Expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Evercore Partners Inc.’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 14, 2008. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Investment Management. Our Investment Management business includes operations related to the management of the Private Equity Funds and funds invested in publicly-traded securities (“Public Securities”). Revenue sources primarily include management fees, performance fees (including carried interest), fees earned from portfolio company fees and gains (or losses) on our principal investments.

Management fees are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Performance fees, including carried interest, are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to “claw-back” provisions. Portfolio Company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the Private Equity Funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.

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

Operating Expenses

Employee Compensation and Benefits Expense. The Company maintains compensation programs, including base salary, cash and equity bonus awards and benefits programs and manages compensation to estimates of competitive levels based on market conditions. As a result of lower revenues for the first quarter of 2008, the Company has accrued certain minimum amounts of discretionary compensation consistent with this approach.

We changed our annual compensation program during 2007 to include stock-based compensation awards as a component of the annual bonus awards for certain U.S. Senior Managing Directors. These equity awards will be subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurred in early 2008; accordingly, the expense will be amortized over the vesting period.

Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. We refer to all of these expenses as non-compensation expenses. We incurred significant additional non-compensation expenses in 2007 associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Other Expenses

Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart purchase agreement, amortization of intangibles associated with the acquisition of Protego and Braveheart and Special Charges in connection with the write-off of certain capitalized costs associated with prior deferred fund raising initiatives for ECP III.

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities.

Minority Interest

We record significant minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP as well as the portion of PCB not owned by Evercore. Evercore Partners Inc. is the sole general partner of Evercore LP. Accordingly, although Evercore Partners Inc. has a minority economic interest in Evercore LP, it has a majority voting interest and controls the management of Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a minority interest for the economic interest in Evercore LP held by the Members.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2007 and 2008. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Advisory and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement, amortization of intangibles associated with the acquisition of Protego and Braveheart and Special Charges in connection with the write-off of certain capitalized costs associated with prior deferred fund raising initiatives for ECP III.

	For the Three Months Ended March 31,
	2007	2008	% Change
	(dollars in thousands)
REVENUES
Advisory Revenue	$83,946	$40,692	(52)%
Investment Management Revenue	4,603	2,574	(44)%
Interest Income and Other Revenue	3,295	7,214	119%

TOTAL REVENUES	91,844	50,480	(45)%
Interest Expense	2,348	5,992	155%

NET REVENUES	89,496	44,488	(50)%

EXPENSES
Operating Expenses	61,145	38,035	(38)%
Other Expenses	4,255	9,055	113%

TOTAL EXPENSES	65,400	47,090	(28)%

INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	24,096	(2,602)	NM
Provision (Benefit) for Income Taxes	4,936	(294)	NM
Minority Interest	14,940	(1,343)	NM

NET INCOME (LOSS)	$4,220	$(965)	NM

NET INCOME (LOSS) PER SHARE	$0.64	$(0.08)	NM

As of March 31, 2008, Evercore’s total headcount was 294 employees compared with 257 as of March 31, 2007. Evercore’s increase in headcount is illustrated as follows:

	As of March 31,
		2008
	2007	U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors:
Advisory	22	17	6	6	29
Investment Management	10	6	1	1	8
Corporate	2	3	—	—	3
Other Professionals and Support Staff	223	142	98	14	254

Total	257	168	105	21	294

Three Months Ended March 31, 2008 versus March 31, 2007

Net revenue was $44.5 million in the three months ended March 31, 2008; a decrease of $45.0 million, or 50%, versus net revenue of $89.5 million in the three months ended March 31, 2007. During the three months ended March 31, 2008, Advisory revenue was $40.7 million, a decrease of $43.3 million or 52% versus revenue of $83.9 million in the three months ended March 31, 2007. Investment Management revenue was $2.6 million, a decrease of $2.0 million, or 44%, versus revenue of $4.6 million in the three months ended March 31, 2007. Interest Income and Other Revenue, net of Interest Expense, was $1.2 million in the three months ended March 31, 2008, an increase of $0.3 million versus the same period in 2007. The increase is predominantly due to interest income earned reduced by Interest Expense of $6.0 million from collateralized financing transactions entered into by PCB, which are a result of higher assets under management. Additionally, interest income increased year over year due to the investment of our average cash balance which has increased as compared to the three months ended March 31, 2007.

Total Operating Expenses were $38.0 million in the three months ended March 31, 2008 as compared to $61.1 million in the same period in 2007, a 38% decrease. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $25.8 million in the three months ended March 31, 2008, a decrease of $21.8 million, or 46%, versus expense of $47.6 million in the same period in 2007. The decrease is primarily due to lower amounts of discretionary compensation reflecting lower revenues in the first quarter of 2008. Non-compensation expenses as a component of Operating Expenses were $12.2 million in the three months ended March 31, 2008, a decrease of $1.3 million, or 10% over non-compensation operating expenses of $13.5 million in the three months ended March 31, 2007. Non-compensation operating expenses decreased in the three months ended March 31, 2008 as compared to the same period in 2007 primarily as a result of a decrease in Professional Fees. These decreases primarily relate to the completion of projects associated with Sarbanes-Oxley compliance and related initiatives. Theses decreases were partially offset by an increase in Occupancy and Equipment Rental resulting from additional office space that we occupied in the second quarter of 2007, as well as an increase in Travel and Related Expenses due to higher costs of travel and a larger number of professionals working in the U.S. and internationally.

Total Other Expenses of $9.1 million in the three months ended March 31, 2008 relate to a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement of $7.5 million, amortization of intangibles associated with the acquisition of Protego and Braveheart of $0.5 million, as well as Special Charges related to the write-off of certain capitalized costs associated with prior deferred fund raising initiatives for ECP III of $1.1 million. Amortization of intangible assets in the same period in 2007 was $4.3 million. We plan to consolidate our private equity operations in New York. The Company estimates that in the second quarter of 2008, additional Special Charges of approximately $3.0 million will be incurred in connection with Austin Beutner’s retirement, and employee severance and other costs related to exiting the current Los Angeles office.

The provision (benefit) for income taxes in the three months ended March 31, 2008 was $(0.3) million, a decrease of $5.2 million versus $4.9 million in the three months ended March 31, 2007. The decrease in tax expense was due to a decrease of $26.7 million in operating income resulting in an operating loss of $2.6 million for the three months ended March 31, 2008 compared to an operating gain of $24.1 million for the three months ended March 31, 2007. The effective tax rate was 11.3% for the first quarter of 2008 as a result of certain adjustments; however, the effective tax rate excluding these adjustments would have been approximately 24.5%. The normalized 24.5% effective tax rate increased from 20.5 % in the first quarter of 2007 primarily due to the fact that the public company increased its ownership interest in Evercore LP over the period; therefore a higher percentage of income was subject to corporate level federal, state and city taxes in 2008. For the full year ended December 31, 2008, the effective tax rate is expected to be approximately 25.5%.

Minority interest was $(1.3) million in the three months ended March 31, 2008 compared to $14.9 million in the same period in 2007, reflecting a net loss in the first quarter of 2008.

Business Segments

The following data presents revenue, expenses and contributions by business segment. Each segment’s Operating Expenses include: (1) compensation and benefits expense incurred directly in support of the businesses of the segment (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services and equipment and (3) an allocation of indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics such as headcount, square footage, transactional volume and revenue. Corporate level Operating Expenses for prior periods have been allocated to their appropriate business segments to conform with the current presentation. Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement, amortization of intangibles associated with the acquisition of Protego and Braveheart and Special Charges in connection with the write-off of certain capitalized costs associated with prior deferred fund raising initiatives for ECP III.

Advisory

The following table summarizes the operating results of the Advisory segment.

	For the Three Months Ended March 31,
	2007	2008	% Change
	(dollars in thousands)
ADVISORY REVENUES
Advisory Revenue	$83,946	$40,692	(52)%
Interest Income and Other Revenue, Net	578	782	35%

TOTAL ADVISORY REVENUES	84,524	41,474	(51)%

NET REVENUES	84,524	41,474	(51)%

ADVISORY EXPENSES
Operating Expenses	53,044	31,095	(41)%
Other Expenses	4,255	7,928	86%

TOTAL ADVISORY EXPENSES	57,299	39,023	(32)%

ADVISORY CONTRIBUTION	$27,225	$2,451	(91)%

For the three months ended March 31, 2008, the level of merger and acquisition (“M&A”) activity was lower than for the three months ended March 31, 2007, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended March 31,
	2007	2008
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$430	$176
Value of North American M&A Deals Completed	$479	$223
Value of Global M&A Deals Announced	$940	$678
Value of Global M&A Deals Completed	$871	$723
Evercore Statistics **
Total Number of Advisory Clients	70	60
Advisory Clients With Fees of at Least $1 million	11	11

*	Source: Thomson Financial May 9, 2008
**	Includes revenue generating clients only

As of March 31, 2008, Evercore’s total headcount in its Advisory segment was 180 employees, compared with 139 as of March 31, 2007. Evercore’s Advisory headcount is as follows:

	As of March 31,
		2008
	2007	U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors	22	17	6	6	29
Other Advisory Professionals	87	68	33	6	107
Direct Support Staff	30	30	9	5	44

Total	139	115	48	17	180

Advisory Results of Operations

Three Months Ended March 31, 2008 versus March 31, 2007

Advisory Revenue, including Interest Income and Other Revenue allocated to this segment, was $41.5 million in the three months ended March 31, 2008 compared to $84.5 million in the same period in 2007, which represents a decrease of 51%. This decrease reflects a lower number of transactions closed in the three months ended March 31, 2008 compared with the three months ended March 31, 2007, resulting from a decline in North American and global M&A activity. Our U.S. and European Advisory business earned Advisory Revenue from 29 different clients during the three months ended March 31, 2008, compared to 32 different clients during the three months ended March 31, 2007. The dollar value of North American M&A transactions announced decreased from $430.2 billion for the three months ended March 31, 2007 to $176.4 billion in the three months ended March 31, 2008 reflecting the challenging conditions in the credit markets and the greater level of uncertainty among management teams and investors. In particular, there has been a decrease in the number of large transactions, which has resulted in fewer large transaction fees earned by us in the three months ended March 31, 2008. Likewise, non-U.S. transactions declined in the three months ended March 31, 2008. Our Mexican Advisory business earned Advisory Revenue from 31 different clients during the three months ended March 31, 2008, compared to 38 different clients during the three months ended March 31, 2007.

Advisory expenses were $39.0 million in the three months ended March 31, 2008, a decrease of $18.3 million, versus expenses of $57.3 million in the same period for 2007.

In the three months ended March 31, 2008, Operating Expenses were $31.1 million as compared to $53.0 million in the same period for 2007, a decrease of $21.9 million, or 41%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $21.1 million as compared to $43.2 million in the same period for 2007. The decrease is primarily due to lower revenues in the first quarter of 2008. The Company has accrued certain minimal competitive levels of discretionary compensation expense in order to retain key personnel. Advisory non-compensation expenses, as a component of Operating Expenses, for the first quarter of 2008 remained consistent with non-compensation expenses for the first quarter of 2007.

Other Expenses of $7.9 million in the three months ended March 31, 2008 relate to a charge associated with deferred consideration pursuant to the Braveheart purchase agreement of $7.5 million, as well as amortization of intangibles associated with the acquisition of Protego and Braveheart of $0.5 million. Amortization of intangible assets in the same period in 2007 was $4.3 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2007	2008	% Change
	(dollars in thousands)
PRIVATE EQUITY
Management Fees Including Portfolio Company Fees	$3,634	$1,978	(46)%
Realized and Unrealized (Losses) Gains Including Carried Interest	(49)	307	NM

	3,585	2,285	(36)%

PUBLIC SECURITIES
Management Fees	134	363	171%
Realized and Unrealized Gains (Losses) Including Performance Fees	884	(74)	NM

	1,018	289	(72)%

Interest Income and Other Revenue	2,717	6,392	135%

TOTAL INVESTMENT MANAGEMENT REVENUES	7,320	8,966	22%
Interest Expense	2,348	5,952	153%

NET INVESTMENT MANAGEMENT REVENUES	4,972	3,014	(39)%

INVESTMENT MANAGEMENT EXPENSES
Operating Expenses	8,101	6,940	(14)%
Other Expenses	—	1,127	NM

TOTAL INVESTMENT MANAGEMENT EXPENSES	8,101	8,067	(0)%

INVESTMENT MANAGEMENT LOSS	$(3,129)	$(5,053)	(61)%

Investment Management Results of Operations

Three Months Ended March 31, 2008 versus March 31, 2007

Net Investment Management Revenue was $3.0 million in the three months ended March 31, 2008, a decrease of $2.0 million, or 39%, as compared to $5.0 million in the same period of 2007. Private Equity revenue, as a component of Investment Management Revenue, was $2.3 million in the three months ended March 31, 2008, a decrease of $1.3 million, or 36%, compared to Private Equity revenue of $3.6 million in the same period in 2007. Private equity revenues declined in the three months ended March 31, 2008 compared to those in the three months ended March 31, 2007 primarily due to the step down in management fees from 2% of committed capital to 1% of invested capital in accordance with the ECP II partnership agreement. Public

Securities revenue generated $0.3 million revenue in the three months ended March 31, 2008, a decrease of $0.7 million compared to the same period in 2007. The decrease is attributable to losses in EAM’s business and losses on our direct investment in some of EAM’s funds partially offset by increases in fees related to the growth of assets under management in Mexico. Net Interest Income and Other Revenue was $0.4 million for the three months ended March 31, 2008, an increase of $0.1 million versus the same period in 2007. The increase is due to Interest Income earned, reduced by Interest Expense of $6.0 million from collateralized financing transactions entered into by PCB.

Investment Management expenses were $8.1 million in the three months ended March 31, 2008 and 2007.

Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $4.7 million in the three months ended March 31, 2008, a $0.3 million, or 6% increase compared to the same period in 2007. Non-compensation expenses as a component of Operating Expenses in the three months ended March 31, 2008 decreased by $1.4 million, or 39%, compared to the same period in 2007 as a result of a decrease in Professional Fees. The decreases primarily relate to the completion of projects associated with Sarbanes-Oxley compliance and related initiatives. Theses decreases were partially offset by an increase in Occupancy and Equipment Rental resulting from additional office space that we occupied in the second quarter of 2007, as well as an increase in Travel and Related Expenses due to higher costs of travel and a larger number of professionals working in the U.S. and internationally.

Total Other Expenses of $1.1 million in the three months ended March 31, 2008 relate to Special Charges related to the write-off of certain capitalized costs associated with prior deferred fund raising initiatives for ECP III.

Cash Flows

Our cash flows are primarily related to the timing of receipt of advisory and investment management fees, the timing of tax and dividend-related distributions and payment of bonuses to our Senior Managing Directors and employees. In general, we collect our Accounts Receivable within 90 days.

Three months ended March 31, 2008. Cash and Cash Equivalents were $124.6 million at March 31, 2008, a decrease of $68.9 million versus Cash and Cash Equivalents of $193.5 million at December 31, 2007. During the three months ended March 31, 2008, cash of $60.4 million was used in operating activities, primarily related to the payment of 2007 bonus awards. Cash of $3.5 million was used in investing activities primarily for the purchase of Investments. Financing activities during the period used cash of $5.6 million, primarily due to $4.3 million of distributions to Evercore LP partners and dividends paid of $1.5 million.

Three months ended March 31, 2007. Cash and cash equivalents were $87.6 million at March 31, 2007, an increase of $22.2 million versus cash and cash equivalents of $65.4 million at December 31, 2006. During the three months ended March 31, 2007, cash of $36.2 million was provided by operating activities, comprised mainly of net income adjusted for significant non-cash items related to minority interest, depreciation and amortization principally associated with the Braveheart acquisition and stock-based compensation, increased by net changes in operating assets and liabilities. Cash of $2.6 million was used in investing activities, principally for the purchase of investments. Financing activities during the period used cash of $11.6 million, primarily for distributions to Evercore LP members, excluding Evercore LP Partnership units held by Evercore Partners Inc.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of Cash and Cash Equivalents and Accounts Receivable in relation to earned advisory fees. Cash distributions related to partnership tax allocations are generally made shortly after the end of each calendar quarter to the partners of Evercore LP. We traditionally have made payments for employee bonuses and year-end distributions to partners primarily in the first quarter of the year with respect to the prior year’s results. Our liabilities include accrued compensation and accounts payable.

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

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $9.1 million and $7.6 million as of December 31, 2007 and March 31, 2008, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our Private Equity Funds.

PCB, the Mexican asset management subsidiary of Protego enters into repurchase agreements with clients whereby PCB transfers to the clients securities (typically, Mexican government securities) in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these resell agreements by entering into reverse repurchase agreements with unrelated third parties). As of March 31, 2008, PCB had approximately $355.4 million of repurchase transactions executed with clients, of which approximately $189.2 million related to securities PCB purchased in the open market and approximately $166.1 million of reverse repurchase transactions with third parties. The increase in Repurchase Agreements from $285.9 million at December 31, 2007 is related to the growth in assets under management at PCB as a result of new funds from both existing and new clients. Net income includes interest income earned and interest expense incurred under these agreements.

On May 7, 2008, our Board of Directors authorized the repurchase of up to $25.0 million of Evercore Class A Common Stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Certain of the Company’s subsidiaries are registered entities and are subject to capital requirements. For further information see Note 15—Regulatory Authorities.

Contractual Obligations

In conjunction with the lease of office space in New York and San Francisco, the Company has entered into unsecured letters of credit in the amounts of $4.9 million.

As of March 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per FIN 48, unrecognized tax benefits have been excluded from the above commitment and contractual obligations.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would result in a decrease in pre-tax income of approximately $2.4 million.

Asset Management

The Company maintains an equity interest in EAM of 41.7% and also invests in funds managed by EAM. The funds managed by EAM principally hold readily marketable investment securities. EAM is an institutional investment management firm that manages deep value investments in small-and mid-capitalization companies. As of March 31, 2008, the fair value of the Company’s investments with EAM, based on closing prices, was $7.0 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.7 million for the three months ended March 31, 2008.

PCB

As of March 31, 2008, we had invested $189.2 million in Financial Instruments Owned and Pledged as Collateral at Fair Value which represents highly-liquid Mexican government bonds. These bonds are pledged as collateral against repurchase agreements which are collateralized financing agreements. These financing arrangements are always with institutional customer accounts managed by PCB and are generally in overnight maturities which permit the counterparty to pledge the securities. The Company has procedures in place to monitor the daily and overall operation or risk limits for positions taken. The Risk Management Committee meets monthly to analyze the overall risk exposure based on positions taken.

We estimate that a hypothetical 100 basis point increase or decrease in the interest rate environment for Mexican government bonds would have resulted in a decrease or increase in pre-tax income $0.6 million, respectively, for the three months end March 31, 2008.

We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to the Company’s financial results. A significant portion of the Company’s Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2008, the net impact of the fluctuation of foreign currencies recorded in Accumulated Other Comprehensive Income was $0.2 million. It is currently not our intention to hedge our foreign currency exposure and we will reevaluate this policy from time to time. We do not believe normal fluctuations in foreign currency exchange rates will have a material effect on financial results, position or liquidity of the Company.

Credit Risks

As of March 31, 2008, we have securities purchased under agreements to resell of $166.1 million for which we have received collateral with a fair value of $166.2 million. Additionally, we have securities sold under agreements to repurchase of $355.4 million at March 31, 2008, for which we had pledged collateral with a fair value of $355.3 million. To reduce the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell, we have established risk management procedures to monitor the exposure. The collateral for the receivables is primarily Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. At December 31, 2007 and March 31, 2008 total receivables amounted to $47.7 million and $20.1 million, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded minimal bad debt expense in the three months ended March 31, 2007 and 2008, respectively.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a complete discussion of our critical accounting policies and estimates, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Standards

SFAS 141(R)—In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS 160—In December 2007, the FASB issued SFAS 160, which amends ARB 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Credit Risk.” We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2008, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The statements contained in Exhibits 31.1 and 31.2 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matter described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with SFAS 5. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On March 13, 2008, in accordance with the Purchase Agreement and the Closing Agreement, the Company issued Bernard J. Taylor and Julian P. Oakley 344,186 and 87,421 shares of Class A Common Stock of the Company, respectively, as additional consideration after considering and assessing the success and anticipated future performance of the Braveheart business since the closing of the acquisition of Braveheart. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act on the basis that the issuance did not involve any public offering. This issuance of shares represents the final payment of shares of Class A Common Stock payable by the Company in connection with the acquisition of Braveheart under the Purchase Agreement.

Issuer Purchases of Equity Securities

2008	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans of Program
January 1 to January 31	34,777	$18.27	NA	NA
February 1 to February 29	—	—	—	—
March 1 to March 31	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008

Evercore Partners Inc.

By:	/s/ ROGER C. ALTMAN
Name:	Roger C. Altman
Title:	Chairman and Chief Executive Officer

By:	/s/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)