Form 10-Q
period 2008-06-30
Evercore Partners Inc.
filed 2008-08-07
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of August 5, 2008 was 11,674,422. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 5, 2008 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant).

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

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$155,102	$193,475
Trading Securities	4,859	7,647
Financial Instruments Owned and Pledged as Collateral at Fair Value	260,477	226,868
Securities Purchased Under Agreements to Resell	145,015	58,834
Accounts Receivable (net of allowances of $642 and $591 at June 30, 2008 and December 31, 2007, respectively)	25,554	47,720
Receivable from Employees and Related Parties	3,527	5,003
Deferred Tax Asset—Current	2,400	1,455
Other Current Assets	9,787	13,992

Total Current Assets	606,721	554,994
Investments	21,139	16,283
Deferred Tax Asset—Long Term	58,306	54,877
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $5,901 and $5,787 at June 30, 2008 and December 31, 2007, respectively)	8,603	10,105
Goodwill	42,044	42,044
Intangible Assets (net of accumulated amortization of $18,704 and $17,753 at June 30, 2008 and December 31, 2007, respectively)	8,042	8,993
Other Assets	2,484	1,800

TOTAL ASSETS	$747,339	$689,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Compensation and Benefits	$32,988	$112,355
Accounts Payable and Accrued Expenses	8,356	11,345
Securities Sold Under Agreements to Repurchase	405,933	285,864
Payable to Employees and Related Parties	1,515	4,569
Taxes Payable	6,599	3,961
Other Current Liabilities	9,620	1,482

Total Current Liabilities	465,011	419,576
Amounts Due Pursuant to Tax Receivable Agreements	37,895	37,575
Other Long-term Liabilities	8,233	9,245
Deferred Tax Liability	5,252	3,385

TOTAL LIABILITIES	516,391	469,781

Commitments and Contingencies (Note 14)

Minority Interest	39,303	46,339

Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 11,801,976 and 11,261,100 issued at June 30, 2008 and December 31, 2007, respectively, and 11,514,608 and 11,229,197 outstanding at June 30, 2008 and December 31, 2007, respectively)	118	113
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 issued and outstanding at June 30, 2008 and December 31, 2007)	—	—
Additional Paid-In-Capital	233,829	208,846
Accumulated Other Comprehensive Income	858	597
Retained Earnings (Deficit)	(37,563)	(35,612)
Treasury Stock at Cost (287,368 and 31,903 shares at June 30, 2008 and December 31, 2007, respectively)	(5,597)	(968)

TOTAL STOCKHOLDERS’ EQUITY	191,645	172,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$747,339	$689,096

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Advisory Revenue	$57,731	$56,846	$98,423	$140,792
Investment Management Revenue	1,790	7,923	4,364	12,526
Interest Income and Other Revenue	7,709	4,724	14,923	8,019

TOTAL REVENUES	67,230	69,493	117,710	161,337
Interest Expense	7,112	3,581	13,104	5,929

NET REVENUES	60,118	65,912	104,606	155,408

EXPENSES
Employee Compensation and Benefits	38,512	151,176	71,767	198,799
Occupancy and Equipment Rental	3,062	4,000	6,372	5,655
Professional Fees	3,795	5,269	7,272	12,197
Travel and Related Expenses	2,378	2,472	5,122	4,530
Communications and Information Services	731	620	1,373	1,068
Depreciation and Amortization	1,055	4,104	2,136	8,785
Special Charges	1,310	—	2,437	—
Other Operating Expenses	1,406	1,917	2,860	3,924

TOTAL EXPENSES	52,249	169,558	99,339	234,958

INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	7,869	(103,646)	5,267	(79,550)
Provision for Income Taxes	2,461	643	2,167	5,578
Minority Interest	3,352	(60,115)	2,009	(45,175)

NET INCOME (LOSS)	$2,056	$(44,174)	$1,091	$(39,953)

Net Income (Loss) Available to Holders of Shares of Class A Common Stock	$2,056	$(44,174)	$1,091	$(39,953)

Weighted Average Shares of Class A Common Stock Outstanding:
Basic	12,895	9,432	12,826	8,019
Diluted	13,171	9,432	13,057	8,019

Net Income (Loss) Per Share Available to Holders of Shares of Class A Common Stock:
Basic	$0.16	$(4.68)	$0.09	$(4.98)
Diluted	$0.16	$(4.68)	$0.08	$(4.98)

Dividends Paid per Share of Class A Common Stock	$0.12	$0.10	$0.24	$0.17

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

(dollars in thousands, except per share data)

	Class A Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Dollars				Shares	Dollars
Balance at January 1, 2008	11,261,100	$113	$208,846	$597	$(35,612)	(31,903)	$(968)	$172,976
Net Income	—	—	—	—	1,091	—	—	1,091
Other Comprehensive Income:
Foreign Curency Translation Adjustment	—	—	—	261	—	—	—	261

Total Comprehensive Income	—	—	—	261	1,091	—	—	1,352
Treasury Stock Purchases	—	—	—	—	—	(255,465)	(4,629)	(4,629)
Evercore LP Units Converted into Class A Common Stock	48,550	—	370	—	—	—	—	370
Stock-based Compensation Awards	60,719	1	17,165	—	—	—	—	17,166
Share Grant Related to Acquisition	431,607	4	7,448	—	—	—	—	7,452
Dividends—Class A Stockholders	—	—	—	—	(3,042)	—	—	(3,042)

Balance at June 30, 2008	11,801,976	$118	$233,829	$858	$(37,563)	(287,368)	$(5,597)	$191,645

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,091	$(39,953)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities
Net Realized and Unrealized Losses (Gains) on Investments and Trading Securities	1,657	(3,803)
Equity-based and Other Deferred Compensation	13,166	129,297
Share Grant Related to Acquisition	7,452	—
Depreciation and Amortization	2,136	8,785
Loss on Disposal of Equipment	711	—
Bad Debt Expense	51	321
Minority Interest	2,009	(45,175)
Deferred Taxes	(2,464)	(5,569)
Decrease (Increase) in Operating Assets:
Trading Securities	(271)	126
Financial Instruments Owned and Pledged as Collateral at Fair Value	(19,761)	44,207
Securities Purchased Under Agreements to Resell	(80,297)	(104,537)
Accounts Receivable	22,244	29,747
Receivable from Employees and Related Parties	1,476	(1,422)
Other Current Assets	4,259	(4,198)
Other Assets	(673)	61
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(75,529)	3,046
Accounts Payable and Accrued Expenses	(3,119)	(1,817)
Securities Sold Under Agreements to Repurchase	100,320	60,314
Payables to Employees and Related Parties	(3,055)	(525)
Taxes Payable	3,148	(566)
Other Current Liabilities	8,001	98
Other Long-term Liabilities	(1,012)	5,506

Net Cash (Used in) Provided by Operating Activities	(18,460)	73,943

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisition	—	(324)
Investments Purchased	(3,308)	(1,947)
Purchase of Furniture, Equipment and Leasehold Improvements	(404)	(2,831)

Net Cash Used in Investing Activities	(3,712)	(5,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(49)	(79)
Distributions to Minority Interests—Evercore LP Members	(9,772)	(30,337)
Net Proceeds from Follow-On Offering	—	42,096
Dividends—Class A Stockholders	(3,042)	(1,555)
Treasury Stock Purchased	(4,629)	—
Other	870	—

Net Cash (Used in) Provided by Financing Activities	(16,622)	10,125

EFFECT OF EXCHANGE RATE CHANGES ON CASH	421	201

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,373)	79,167
CASH AND CASH EQUIVALENTS-Beginning of Period	193,475	65,420

CASH AND CASH EQUIVALENTS-End of Period	$155,102	$144,587

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$13,069	$5,994

Payments for Income Taxes	$2,018	$11,883

Cumulative Effect on Prior Years from the Adoption of FIN 48
Minority Interest	$—	$534
Retained Earnings	—	252

	$—	$786

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

The Company’s consolidated financial statements include the accounts of the Company’s subsidiaries. The sole direct subsidiary of the Company is Evercore LP. The principal direct and indirect subsidiaries of Evercore LP are as follows:

•

Evercore Group Holdings L.P., which indirectly, through its wholly-owned subsidiary, Evercore Partners Services East L.L.C., a Delaware limited liability company, owns all of the interests in each of the following entities:

•

Evercore Group L.L.C. (“EGL”), a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and a member of the Financial Industry Regulatory Authority. EGL is a limited service entity, which specializes in rendering selected financial advisory services. EGL was converted to a limited liability company from an S corporation on April 19, 2006;

•	Evercore Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”);

•	Evercore Venture Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Venture Partners L.P. and its affiliated entities;

•

Evercore Advisors I L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Capital Partners L.P. and its affiliated entities. Evercore Advisors Inc. was converted into Evercore Advisors I L.L.C. on August 10, 2006.

•	Evercore GP Holdings L.L.C., which is a non-managing member of the general partner of ECP II and Evercore Mexico Capital Partners II L.P. and its affiliated entities (“EMCP II”).

•	Protego SI, S.C., a Mexican company whose main activity is the provision of advisory and related services.

•

Protego Asesores S. de R.L. and its subsidiaries, together with Evercore LP, owns interests in Protego Casa de Bolsa, S.A. de C.V. (“PCB”) and Protego CB Servicios, S. de R.L. (“PCBS”). PCB and PCBS were established for Protego’s asset management business and are 70% and 70.6%, respectively, owned by Evercore. The remaining interest in these entities is held by third parties.

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

Reclassifications—During the three and six months ended June 30, 2008, certain balances for prior periods have been reclassified to conform to their current presentation. These reclassifications include the reclassification of $75 and $209 of certain fees within Evercore’s Public Securities business from Interest Income and Other Revenue to Investment Management Revenue and the reclassification of $93 and $288 of certain expenses from Other Operating Expenses to Occupancy and Equipment Rental and Travel and Related Expenses on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007, respectively, as well as the reclassification of $700 of interest receivable from Accounts Receivable to Other Current Assets and $145 of Board of Director fees from Accounts Payable and Accrued Expenses to Payable to Employees and Related Parties on the Unaudited Condensed Consolidated Statements of Financial Condition as of December 31, 2007.

Fair Value of Financial Instruments—The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investments, securities, financial instruments, receivables and payables, and accruals.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 9 for further information.

Note 3—Special Charges

Fund raising for Evercore Capital Partners III L.P. (“ECP III”) has been deferred. As a result, the Company consolidated its private equity operations resulting in Special Charges of $1,310 and $2,437 for the three and six months end June 30, 2008. These charges were in connection with the write-off of certain capitalized costs associated with ECP III and employee severance and other costs related to the closing of the Los Angeles office.

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

SFAS 160—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”), which amends ARB 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS 160 on its financial condition, results of operations and cash flows.

Note 5—Related Parties

Pursuant to the acquisition of Braveheart Financial Services Limited (“Braveheart”), the Company issued $3,000 of interest-bearing notes to the former shareholders of Braveheart, which were paid-in-full on April 3, 2008.

Investment Management Revenue includes income from related parties earned from the Company’s Private Equity Funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $3,393 and $5,678 for the three and six months ended June 30, 2008, respectively, and $7,443 and $11,028 for the three and six months ended June 30, 2007, respectively.

Income from related parties includes advisory fees earned from clients that have Senior Managing Directors as a member of their Board of Directors of $0 for the three and six months ended June 30, 2008, and $225 and $4,120 for the three and six months ended June 30, 2007, respectively.

Note 6—Trading Securities

The Company had $2,450 and $3,890 of securities managed by Evercore Asset Management L.L.C. (“EAM”) as of June 30, 2008 and December 31, 2007, respectively. These investments are reflected as Trading Securities on the Unaudited Condensed Consolidated Statements of Financial Condition and are stated at quoted market value. Also included in Trading Securities on the Unaudited Condensed Consolidated Statements of Financial Condition are $2,409 and $3,757 of EAM Fund Investments as of June 30, 2008 and December 31, 2007, respectively. These investments principally consist of readily-marketable securities. Trading Securities resulted in net unrealized gains/(losses) and dividend income of $(2,089) and $(3,058) for the three and six months ended June 30, 2008, respectively, and $(58) and $436 for the three and six months ended June 30, 2007, respectively, that are included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 7—Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through PCB, enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 3.5 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities.

As of June 30, 2008 and December 31, 2007, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions are as follows:

	June 30, 2008		December 31, 2007
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$260,477		$226,868
Securities Purchased Under Agreements to Resell	145,015	$145,011	58,834	$58,641

Total Assets	$405,492		$285,702

Liabilities
Securities Sold Under Agreements to Repurchase	$(405,933)	$(405,488)	$(285,864)	$(285,508)

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 8—Investments

A summary of the Company’s investment in the Private Equity Funds as of June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
ECP II	$15,579	$12,507
Discovery Americas I, L.P. (“Discovery Fund”)	2,767	2,308

Total Private Equity Funds	$18,346	$14,815

Net realized and unrealized gains on Private Equity Fund investments, including incentive fees, were $1,225 and $1,531 for the three and six months ended June 30, 2008, respectively, and $3,971 and $3,922 for the three and six months ended June 30, 2007, respectively, and are included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue. The Company may be obligated to repay certain carried interest previously recorded in the event that the investments perform poorly on both a realized and unrealized basis. As of June 30, 2008, the Company had approximately $4,000 of previously recognized carried interest that may be subject to repayment.

The Company’s investments reported in the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in Private Equity Funds and the Company’s equity interest in EAM. Pursuant to the Amended and Restated Limited Liability Company Agreement, as of April 1, 2008, the Company holds a 32.7% interest in EAM that is accounted for under the equity method. As of June 30, 2008 and December 31, 2007, EAM had a carrying value of $2,793 and $1,468, respectively. The investment resulted in unrealized losses of $72 and $275 for the three and six months ended June 30, 2008, respectively, and $271 and $555 for the three and six months ended June 30, 2007, respectively, which are included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue.

The Company’s investments in Private Equity Funds, which consist of general partner interests, and the Company’s equity interest in EAM are relatively high-risk and illiquid assets.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS 157, the Company does not adjust the quoted price for these investments, even in situations where

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Evercore holds a large position and a sale could reasonably impact the quoted price. Level I investments include financial instruments owned and pledged as collateral and trading securities managed by EAM of $260,477 and $2,450, respectively, as of June 30, 2008.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Level II investments include the Company’s investment in the EAM Hedge Fund of $2,409 as of June 30, 2008. The fair value of the underlying securities in the fund is determined in an actively traded market.

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The Company did not have any Level III investments as of June 30, 2008.

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

Note 10—Stockholders’ Equity

During the first six months of 2008, the Company purchased 43,875 Class A common shares from employees at market values ranging from $9.70 to $18.41 per share in order to fund minimum payroll tax requirements related to the vesting of stock-based compensation awards. The result was an increase in Treasury Stock of $727 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2008. During the second quarter, the Company purchased 211,590 shares of Class A Common Stock from the former shareholders of Braveheart at a market value of $18.44 per share, resulting in an increase in Treasury Stock of $3,902 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2008. The former shareholders of Braveheart also received 431,607 Class A common shares during the first quarter of 2008 in conjunction with the Braveheart sale and purchase agreement, resulting in compensation expense of $7,452 and an increase to Common Stock and Additional Paid-In-Capital of $4 and $7,448, respectively, on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2008.

During the second quarter of 2008, 48,550 Evercore LP partnership units were gifted to various charities and converted into Class A common shares, resulting in an increase to Additional Paid-In-Capital of $370 on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2008.

In addition, during the second quarter of 2008, the Company’s Board of Directors authorized the repurchase of up to $25,000 of Evercore Class A Common Stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. No repurchases took place pursuant to this program during the second quarter of 2008.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

During the three and six months ended June 30, 2008, the Company declared and paid dividends of $0.12 and $0.24 per share, respectively, totaling $1,546 and $3,042. The Company’s Board of Directors declared on July 22, 2008, a quarterly cash dividend of $0.12 per share, to the holders of Class A common stock as of August 29, 2008, which will be paid on September 12, 2008.

Note 11—Minority Interest

Minority Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 56% interest of the limited partners (“Members”) in Evercore LP and a 30% interest in PCB not owned by the Company.

Minority interest ownership was $39,303 and $46,339 as of June 30, 2008 and December 31, 2007, respectively. Changes in the minority ownership during the six months ended June 30, 2008 were as follows:

Amount
Balance at January 1, 2008	$46,339
Operating Income	2,009
Distributions to partners	(9,772)
Exchange of Evercore LP partnership units for Class A common shares	(143)
Other, including PCB	870

Balance at June 30, 2008	$39,303

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 12—Net Income (Loss) Per Share

The calculations of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2008 and 2007 are described and presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008		2007
	(share amounts in thousands)
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	$2,056		$(44,174)	$1,091		$(39,953)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	12,895		9,432	12,826		8,019

Basic Net Income (Loss) Per Share of Class A Common Stock	$0.16		$(4.68)	$0.09		$(4.98)

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	$2,056		$(44,174)	$1,091		$(39,953)
Add (deduct)—dilutive effect of:
Minority Interest related to the assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a	)	(a )	(a	)	(a )
Associated corporate taxes related to the assumed elimination of Minority Interest described above	(a	)	(a )	(a	)	(a )

Diluted Net Income (Loss) available for Class A common stockholders	$2,056		$(44,174)	$1,091		$(39,953)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	12,895		9,432	12,826		8,019
Add—dilutive effect of:
Assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a	)	(a )	(a	)	(a )
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units, as calculated using the treasury stock method	276		(b )	231		(b )

Diluted weighted average shares of Class A common stock outstanding	13,171		9,432	13,057		8,019

Diluted Net Income (Loss) Per Share of Class A Common Stock	$0.16		$(4.68)	$0.08		$(4.98)

(a)

During the three and six months ended June 30, 2008 and 2007, the Evercore LP partnership units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share of Class A common stock. The units that would have been included in the computation of diluted net income (loss) per share of Class A common stock if the effect would have been dilutive were 15,205 and 15,209 for the three and six months ended June 30, 2008, respectively and 14,379 and 13,907 for the three and six months ended June 30, 2007, respectively. Antidilution is the result of minority interest ownership in Evercore LP not being impacted by vested RSUs, as well as the Company having a loss for the three and six months ended June 30, 2007.

(b)	During the three and six months ended June 30, 2007, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units as calculated using the treasury stock method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share of Class A common stock. The additional shares that would have been included in the computation of diluted net loss per share of Class A common stock if the effect would have been dilutive were 52 and 65 for the three and six months ended June 30, 2007. Antidilution is the result of the Company having a loss for the three and six months ended June 30, 2007.

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

During the six months ended June 30, 2008, pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan, the Company granted to certain employees 1,705,304 RSUs and 75,000 shares of restricted stock. Of these awards, 204,630 are fully-vested, 1,515,481 are unvested and will vest over one to five years and 60,193 are unvested and will vest subject to event-based vesting criteria comparable to the Evercore LP partnership units.

During the six months ended June 30, 2007, the Company recorded $127,627 in compensation expense representing the value of 5,987,683 Event-based Awards that vested, primarily relating to the May 2007 follow-on offering of Evercore Partners Inc. Class A common stock (the “Follow-On Offering”). For further discussion of the Follow-On Offering, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

No Event-based Awards vested during the six months ended June 30, 2008. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied. The Company had 25,858 and 114,510 forfeited Service-based and Event-based Awards during the first six months of 2008. Compensation expense related to Service-based Awards was $7,024 and $13,166 for the three and six months ended June 30, 2008, respectively, and $880 and $1,670 for the three and six months ended June 30, 2007, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 14—Commitments and Contingencies

Operating Leases—The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $2,287 and $4,787 for the three and six months ended June 30, 2008, respectively, and $3,354 and $4,532 for the three and six months ended June 30, 2007, respectively.

In conjunction with the leases of office space in New York and San Francisco, the Company has entered into unsecured letters of credit of $4,880.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $51 and $189 for the three and six months ended June 30, 2008, respectively, and $149 and $203 for the three and six months ended June 30, 2007, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.

Other Commitments—As of June 30, 2008, the Company has unfunded commitments for capital contributions of $7,764 to the Private Equity Funds. These commitments will be funded as required through the end of each Private Equity Fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $10,000 and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no draw downs on PCB’s line of credit since August 10, 2006.

As of June 30, 2008, the Company estimates the contractual obligations related to the Tax Receivable Agreements (as noted the Company’s Annual Report on Form 10-K for the year ended December 31, 2007) to be $39,132. The Company expects to pay to the counterparties to the Tax Receivable Agreement $1,237 within one year or less, $8,137 in one to three years, $7,642 in three to five years and $22,116 after five years.

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

Note 15—Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of June 30, 2008 and December 31, 2007 was $26,324 and $16,937, respectively, which exceeded the minimum net capital requirement by $24,917 and $15,718, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Note 16—Income Taxes

The Company’s Provision for Income Taxes was $2,461 and $2,167 for the three and six months ended June 30, 2008, respectively, and $643 and $5,578 for the three and six months ended June 30, 2007, respectively. The effective tax rate was 31.3% and 41.2% for the three and six months ended June 30, 2008, respectively, and (0.6%) and (7.1%) for the three and six months ended June 30, 2007, respectively. The effective tax rate for the three and six months ended June 30, 2007 was impacted by discrete items, including the Follow-On Offering, which relates to stock compensation expense that is non-deductible for future periods. The normalized effective tax rate was 23.9% and 19.4% for the three and six months ended June 30, 2007, respectively.

Included in the balance of unrecognized tax benefits as of June 30, 2008, are $1,676 of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefit, the Company accrued interest of $85 during the first six months of 2008 and in total, as of June 30, 2008, had recognized a liability for penalties of $510 and interest of $566.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company’s segment information for the three and six months ended June 30, 2008 and 2007 is prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include stock-based compensation costs associated with the May 2007 Follow-On Offering, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisition of Protego and Braveheart and Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP III and employee severance and other costs related to the closing of the Los Angeles office.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Advisory
Net Revenues (1)	$58,458	$57,650	$99,932	$142,174
Operating Expenses (2)	43,573	32,051	74,668	85,095
Other Expenses (3)	475	101,201	8,403	105,456

Segment Income (Loss)	$14,410	$(75,602)	$16,861	$(48,377)

Identifiable Segment Assets (4)	$294,165	$272,602	$294,165	$272,602

Investment Management
Net Revenues (1)	$1,660	$8,262	$4,674	$13,234
Operating Expenses (2)	6,891	7,948	13,831	16,049
Other Expenses (3)	1,310	28,358	2,437	28,358

Segment Income (Loss)	$(6,541)	$(28,044)	$(11,594)	$(31,173)

Identifiable Segment Assets (4)	$453,174	$198,390	$453,174	$198,390

Total
Net Revenues (1)	$60,118	$65,912	$104,606	$155,408
Operating Expenses (2)	50,464	39,999	88,499	101,144
Other Expenses (3)	1,785	129,559	10,840	133,814

Segment Income (Loss)	$7,869	$(103,646)	$5,267	$(79,550)

Identifiable Segment Assets (4)	$747,339	$470,992	$747,339	$470,992

(1)	Net revenues include Interest Income and Other Revenue allocated to the segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Advisory	$732	$897	$1,554	$1,475
Investment Management	6,977	3,827	13,369	6,544

Total Interest Income and Other Revenue	$7,709	$4,724	$14,923	$8,019

(2)	Corporate level Operating Expenses for prior periods have been allocated to their appropriate business segments to conform with the current presentation.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

(3)	Other Expenses include stock-based compensation costs associated with the May 2007 Follow-On Offering, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisition of Protego and Braveheart and Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP III and employee severance and other costs related to the closing of the Los Angeles office as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Deferred Consideration Pursuant to the Braveheart Sale and Purchase Agreement	$—	$—	$7,452	$—
Contingently Vested Equity Awards	—	97,550	—	97,550
Advisory—Intangible Asset Amortization	475	3,651	951	7,906

Total Advisory	475	101,201	8,403	105,456

Contingently Vested Equity Awards	—	28,358	—	28,358
Special Charges	1,310	—	2,437	—

Total Investment Management	1,310	28,358	2,437	28,358

Total Other Expenses	$1,785	$129,559	$10,840	$133,814

(4)	Goodwill has been included in the Advisory Segment only, since at the dates of the acquisitions Braveheart and Protego were principally Advisory businesses.

Geographic Information—The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Revenues: (1)
United States	$41,181	$42,850	$81,035	$112,509
Europe and Other	11,805	18,222	12,165	30,811
Latin America	6,535	3,697	9,587	9,998

Total	$59,521	$64,769	$102,787	$153,318

(1)	Excludes Interest Income and Other Revenue and Interest Expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Follow-On Offering of Evercore Partners Inc. Class A Common Stock

On May 23, 2007, we completed a follow-on offering of 1,581,778 shares of Class A common stock. For a complete discussion of the Follow-On Offering, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Operating Expenses

Employee Compensation and Benefits Expense. The Company maintains compensation programs, including base salary, cash and equity bonus awards and benefits programs and manages compensation to estimates of competitive levels based on market conditions. Our level of compensation for the current period reflects our plan to maintain competitive compensation levels to retain key personnel during market down cycles, as well as the impact of new Senior Managing Directors, hired in 2007, on 2008 compensation expense, including grants of equity awards valued at 2007 stock prices. The Company had not begun to incur significant compensation costs relating to these new Senior Managing Directors for the three and six months ended June 30, 2007.

We changed our annual compensation program during the second quarter of 2007 to include stock-based compensation awards as a component of the annual bonus awards for certain U.S. Senior Managing Directors. These equity awards are subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurred in early 2008; accordingly, the expense will be amortized over the vesting period.

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

Other Expenses

Other Expenses include stock-based compensation costs associated with the May 2007 Follow-On Offering, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisition of Protego and Braveheart and Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP III and employee severance and other costs related to the closing of the Los Angeles office.

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

During the six months ended June 30, 2007, the vesting of additional Evercore LP partnership units in concurrence with the Follow-On Offering resulted in an increase in the minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP. This was offset by the exchange of our Class A common stock for Evercore LP partnership units and the purchase of additional Evercore LP partnership units by us in conjunction with the Follow-On Offering.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2008 and 2007. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Advisory and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include stock-based compensation costs associated with the May 2007 Follow-On Offering, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisition of Protego and Braveheart and Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP III and employee severance and other costs related to the closing of the Los Angeles office.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands)
REVENUES
Advisory Revenue	$57,731	$56,846	2%	$98,423	$140,792	(30)%
Investment Management Revenue	1,790	7,923	(77)%	4,364	12,526	(65)%
Interest Income and Other Revenue	7,709	4,724	63%	14,923	8,019	86%

TOTAL REVENUES	67,230	69,493	(3)%	117,710	161,337	(27)%
Interest Expense	7,112	3,581	99%	13,104	5,929	121%

NET REVENUES	60,118	65,912	(9)%	104,606	155,408	(33)%

EXPENSES
Operating Expenses	50,464	39,999	26%	88,499	101,144	(13)%
Other Expenses	1,785	129,559	(99)%	10,840	133,814	(92)%

TOTAL EXPENSES	52,249	169,558	(69)%	99,339	234,958	(58)%

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	7,869	(103,646)	NM	5,267	(79,550)	NM
Provision for Income Taxes	2,461	643	283%	2,167	5,578	(61)%
Minority Interest	3,352	(60,115)	NM	2,009	(45,175)	NM

NET INCOME (LOSS)	$2,056	$(44,174)	NM	$1,091	$(39,953)	NM

DILUTED NET INCOME (LOSS) PER SHARE	$0.16	$(4.68)	NM	$0.08	$(4.98)	NM

As of June 30, 2008, Evercore’s total headcount was 303 employees compared with 268 as of June 30, 2007. Evercore’s increase in headcount is illustrated as follows:

	As of June 30,
	2008				2007
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors:
Advisory	17	6	7	30	22
Investment Management	6	1	1	8	10
Corporate	3	—	—	3	3
Other Professionals and Support Staff	142	102	18	262	233

Total	168	109	26	303	268

Three Months Ended June 30, 2008 versus June 30, 2007

Net revenue was $60.1 million in the three months ended June 30, 2008; a decrease of $5.8 million, or 9%, versus net revenue of $65.9 million in the three months ended June 30, 2007. During the three months ended June 30, 2008, Advisory revenue was $57.7 million, an increase of $0.9 million or 2% versus revenue of $56.8 million in the three months ended June 30, 2007. Investment Management revenue was $1.8 million, a decrease of $6.1 million, or 77%, versus revenue of $7.9 million in the three months ended June 30, 2007. Interest Income and Other Revenue, net of Interest Expense, was $0.6 million for the three months ended June 30, 2008, a decrease of $0.5 million versus the same period in 2007.

Total Operating Expenses were $50.5 million in the three months ended June 30, 2008 as compared to $40.0 million in the same period in 2007, a 26% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $38.5 million in the three months ended June 30, 2008, an increase of $13.2 million, or 52%, versus expense of $25.3 million in the same period in 2007. The increase from the three months ended June 30, 2007, reflects our plan to maintain competitive compensation levels to retain key personnel. It also reflects the impact of new Senior Managing Directors (“SMD”), hired last year, on 2008 compensation expense, including grants of equity awards at 2007 stock prices. All but one of these new SMDs joined the firm during the second half of last year. Therefore, we had not incurred compensation costs relating to these new SMDs for the three months ended June 30, 2007. In addition, the prior year’s second quarter was impacted by Evercore’s decision to award a portion of annual bonuses in equity, which vest over time. This served to lower our compensation expense in the second quarter of 2007. Non-compensation expenses as a component of Operating Expenses were $12.0 million in the three months ended June 30, 2008, a decrease of $2.8 million, or 19% over non-compensation operating expenses of $14.7 million in the three months ended June 30, 2007. Non-compensation operating expenses decreased in the three months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of decreases in Professional Fees and Occupancy and Equipment Rental. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors. The decrease in Occupancy and Equipment Rental is attributable to a decrease in rent associated with the non-recurrence of duplicate office space occupied in New York during the three months ended June 30, 2007.

Total Other Expenses of $1.8 million in the three months ended June 30, 2008, relate to Special Charges of $1.3 million in connection with employee severance and other costs related to the closing of the Los Angeles office and $0.5 million of charges related to the amortization of intangibles associated with the acquisition of Protego and Braveheart. Total Other Expenses for the three months ended June 30, 2007 include costs incurred for the vesting of Evercore LP Units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $125.9 million and the amortization of intangible assets of $3.7 million.

The provision for income taxes in the three months ended June 30, 2008 was $2.5 million, an increase of $1.8 million versus $0.6 million in the three months ended June 30, 2007. The increase was primarily due to an increase of $111.5 million in operating income resulting in operating income of $7.9 million for the three months ended June 30, 2008 compared to an operating loss of $(103.6) million for the three months ended June 30, 2007. The effective tax rate was 31.3% for the second quarter of 2008. The normalized effective tax rate increased from 23.9% in the second quarter of 2007 primarily due to the fact that the public company increased its ownership interest in Evercore LP over the period, resulting in a higher percentage of income subject to corporate level federal, state and city taxes in 2008.

Minority interest was $3.4 million in the three months ended June 30, 2008 compared to $(60.1) million in the same period in 2007, reflecting net income for the second quarter of 2008.

Six Months Ended June 30, 2008 versus June 30, 2007

Net revenue was $104.6 million in the six months ended June 30, 2008; a decrease of $50.8 million, or 33%, versus net revenue of $155.4 million in the six months ended June 30, 2007. During the six months ended June 30, 2008, Advisory revenue was $98.4 million, a decrease of $42.4 million or 30% versus revenue of $140.8 million in the six months ended June 30, 2007. Investment Management revenue was $4.4 million, a decrease of $8.2 million, or 65%, versus revenue of $12.5 million in the six months ended June 30, 2007. Interest Income and Other Revenue, net of Interest Expense, was $1.8 million in the six months ended June 30, 2008, a decrease of $0.3 million versus the same period in 2007.

Total Operating Expenses were $88.5 million in the six months ended June 30, 2008 as compared to $101.1 million in the same period in 2007, a 13% decrease. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $64.3 million in the six months ended June 30, 2008, a decrease of $8.6 million, or 12%, versus expense of $72.9 million in the same period in 2007. The decrease is primarily due to lower amounts of discretionary compensation reflecting lower revenues in the first six months of 2008, offset by the impact of new SMDs, hired last year, on 2008 compensation expense, including grants of equity awards at 2007 stock prices. Non-compensation expenses as a component of Operating Expenses were $24.2 million in the six months ended June 30, 2008, a decrease of $4.1 million, or 14% over non-compensation operating expenses of $28.3 million in the six months ended June 30, 2007. Non-compensation operating expenses decreased in the six months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of decreases in Professional Fees. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors.

Total Other Expenses of $10.8 million in the six months ended June 30, 2008 relate to Special Charges of $2.4 million in connection with the write-off of certain capitalized costs associated with ECP III and employee severance and other costs related to the closing of the Los Angeles office, $7.5 million of deferred consideration pursuant to the Braveheart Sale and Purchase Agreement and amortization of intangibles associated with the acquisition of Protego and Braveheart of $1.0 million. Total Other Expenses for the six months ended June 30, 2007 include costs incurred for the vesting of Evercore LP Units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $125.9 million and the amortization of intangible assets of $7.9 million.

The provision for income taxes in the six months ended June 30, 2008 was $2.2 million, a decrease of $3.4 million versus $5.6 million in the six months ended June 30, 2007. The decrease was primarily due to the fact that there were no non-deductible compensation items related to the Follow-On Offering in 2008, which significantly increased the 2007 tax expense in the prior year. The effective tax rate was 41.2% for the first half of 2008 as a result of certain adjustments; however, the effective tax rate excluding these adjustments would have been approximately 31.0%. The normalized 31.0% effective tax rate increased from the normalized 19.4% effective tax rate in the first half of 2007 primarily due to the fact that the public company increased its ownership interest in Evercore LP over the period; therefore a higher percentage of income was subject to corporate level federal, state and city taxes in 2008. For the full year ended December 31, 2008, the effective tax rate is expected to be approximately 33%.

Minority interest was $2.0 million in the three months ended June 30, 2008 compared to $(45.2) million in the same period in 2007, reflecting net income for the second quarter of 2008.

Business Segments

The following data presents revenue, expenses and contributions by business segment. Each segment’s Operating Expenses include: (1) compensation and benefits expense incurred directly in support of the businesses of the segment (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services and equipment and (3) an allocation of indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics such as headcount, square footage, transactional volume and revenue. Corporate level Operating Expenses for prior periods have been allocated to their appropriate business segments to conform to the current presentation. Other Expenses include stock-based compensation costs associated with the May 2007 Follow-On Offering, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisition of Protego and Braveheart and Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP III and employee severance and other costs related to the closing of the Los Angeles office.

Advisory

The following table summarizes the operating results of the Advisory segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands)
ADVISORY REVENUES
Advisory Revenue	$57,731	$56,846	2%	$98,423	$140,792	(30)%
Interest Income and Other Revenue, Net	727	804	(10)%	1,509	1,382	9%

NET ADVISORY REVENUES	58,458	57,650	1%	99,932	142,174	(30)%

ADVISORY EXPENSES
Operating Expenses	43,573	32,051	36%	74,668	85,095	(12)%
Other Expenses	475	101,201	(100)%	8,403	105,456	(92)%

TOTAL ADVISORY EXPENSES	44,048	133,252	(67)%	83,071	190,551	(56)%

ADVISORY CONTRIBUTION	$14,410	$(75,602)	NM	$16,861	$(48,377)	NM

For the three and six months ended June 30, 2008, the level of merger and acquisition (“M&A”) activity was lower than for the three and six months ended June 30, 2007, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$481	$685	$654	$1,113
Value of North American M&A Deals Completed	$214	$445	$459	$924
Value of Global M&A Deals Announced	$887	$1,443	$1,565	$2,383
Value of Global M&A Deals Completed	$542	$951	$1,324	$1,827
Evercore Statistics **
Total Number of Advisory Clients	75	68	97	99
Advisory Clients With Fees of at Least $1 million	12	10	23	19

*	Source: Thomson Financial July 18, 2008
**	Includes revenue generating clients only

As of June 30, 2008, Evercore’s total headcount in its Advisory segment was 193 employees, compared with 153 as of June 30, 2007. Evercore’s Advisory headcount is as follows:

	As of June 30,
	2008				2007
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors	17	6	7	30	22
Other Advisory Professionals	73	34	7	114	100
Direct Support Staff	32	10	7	49	31

Total	122	50	21	193	153

Advisory Results of Operations

Three Months Ended June 30, 2008 versus June 30, 2007

Advisory Revenue, including Interest Income and Other Revenue allocated to this segment, was $58.5 million in the three months ended June 30, 2008 compared to $57.7 million in the same period in 2007, which represents an increase of 1%. Our U.S. and European Advisory business earned Advisory Revenue from 36 different clients during the three months ended June 30, 2008, compared to 36 different clients during the three months ended June 30, 2007. The dollar value of North American M&A announced transactions decreased from $685.3 billion for the three months ended June 30, 2007 to $481.3 billion in the three months ended June 30, 2008 reflecting the challenging conditions in the credit markets and the greater level of uncertainty among management teams and investors. Likewise, non-U.S. transactions declined in the three months ended June 30, 2008. Our Mexican Advisory business earned Advisory Revenue from 39 different clients during the three months ended June 30, 2008, compared to 32 different clients during the three months ended June 30, 2007.

Advisory Operating Expenses were $43.6 million in the three months ended June 30, 2008, an increase of $11.5 million, versus expenses of $32.1 million in the same period for 2007. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $34.1 million as compared to $21.4 million in the same period for 2007. The increase from the three months ended June 30, 2007, reflects our plan to maintain competitive compensation levels to retain key personnel. It also reflects the impact of new SMDs, hired last year, on 2008 compensation expense, including grants of equity awards at 2007 stock prices. All but one of these new SMDs joined the firm during the second half of last year. Therefore, we had not incurred compensation costs relating to these new SMDs for the three months ended June 30, 2007. In addition, the prior year’s second quarter was impacted by Evercore’s decision to award a portion of annual bonuses in equity, which vest over time. This served to lower our compensation expense in the second quarter of 2007. Advisory non-compensation expenses, as a component of Operating Expenses, for the three months ended June 30, 2008, were $9.5 million as compared to $10.6 million for the three months ended June 30, 2007. Non-compensation operating expenses decreased in the three months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of decreases in Professional Fees and Occupancy and Equipment Rental. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors. The decrease in Occupancy and Equipment Rental is attributable to a decrease in rent associated with the non-recurrence of duplicate office space occupied in New York during the three months ended June 30, 2007.

Other Expenses of $0.5 million in the three months ended June 30, 2008 relate to amortization of intangibles associated with the acquisition of Protego and Braveheart. Other Expenses for the three months ended June 30, 2007 include costs incurred for the vesting of Evercore LP Units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $97.6 million and the amortization of intangible assets of $3.7 million.

Six Months Ended June 30, 2008 versus June 30, 2007

Advisory Revenue, including Interest Income and Other Revenue allocated to this segment, was $99.9 million in the six months ended June 30, 2008 compared to $142.2 million in the same period in 2007, which represents a decrease of 30%. U.S. and European Advisory business earned Advisory Revenue from 49 different clients during the six months ended June 30, 2008, compared to 50 different clients during the six months ended June 30, 2007. The dollar value of North American M&A announced transactions decreased from $1,112.9 billion for the six months ended June 30, 2007 to $654.5 billion in the six months ended June 30, 2008 reflecting the challenging conditions in the credit markets and the greater level of uncertainty among management teams and investors. In particular, there has been a decrease in the number of large transactions, which has resulted in fewer large transaction fees earned by us in the six months ended June 30, 2008. Likewise, non-U.S. transactions declined in the six months ended June 30, 2008. Our Mexican Advisory business earned Advisory Revenue from 48 different clients during the six months ended June 30, 2008, compared to 49 different clients during the six months ended June 30, 2007.

In the six months ended June 30, 2008, Operating Expenses were $74.7 million as compared to $85.1 million in the same period for 2007, a decrease of $10.4 million, or 12%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $55.2 million as compared to $64.7 million in the same period for 2007. The decrease is primarily due to lower revenues in the first six months of 2008, offset by the impact of new SMDs, hired last year, on 2008 compensation expense, including grants of equity awards at 2007 stock prices. Advisory non-compensation expenses, as a component of Operating Expenses, for the six months ended June 30, 2008, were $19.5 million as compared to $20.4 million for the six months ended June 30, 2007. Non-compensation operating expenses decreased in the six months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of decreases in Professional Fees. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors.

Other Expenses of $8.4 million in the six months ended June 30, 2008 relate to a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement of $7.5 million, as well as amortization of intangibles associated with the acquisition of Protego and Braveheart of $1.0 million. Other Expenses for the six months ended June 30, 2007 include costs incurred for the vesting of Evercore LP Units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $97.6 million and the amortization of intangible assets of $7.9 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands)
PRIVATE EQUITY
Management Fees Including Portfolio Company Fees	$2,022	$3,472	(42)%	$4,000	$7,106	(44)%
Realized and Unrealized (Losses) Gains Including Carried Interest	1,371	3,971	(65)%	1,678	3,922	(57)%

	3,393	7,443	(54)%	5,678	11,028	(49)%

PUBLIC SECURITIES
Management Fees	364	243	50%	727	377	93%
Realized and Unrealized Gains (Losses) Including Performance Fees	(1,967)	237	NM	(2,041)	1,121	NM

	(1,603)	480	NM	(1,314)	1,498	NM

Interest Income and Other Revenue	6,977	3,827	82%	13,369	6,544	104%

TOTAL INVESTMENT MANAGEMENT REVENUES	8,767	11,750	(25)%	17,733	19,070	(7)%
Interest Expense	7,107	3,488	104%	13,059	5,836	124%

NET INVESTMENT MANAGEMENT REVENUES	1,660	8,262	(80)%	4,674	13,234	(65)%

INVESTMENT MANAGEMENT EXPENSES
Operating Expenses	6,891	7,948	(13)%	13,831	16,049	(14)%
Other Expenses	1,310	28,358	(95)%	2,437	28,358	(91)%

TOTAL INVESTMENT MANAGEMENT EXPENSES	8,201	36,306	(77)%	16,268	44,407	(63)%

INVESTMENT MANAGEMENT LOSS	$(6,541)	$(28,044)	77%	$(11,594)	$(31,173)	63%

Investment Management Results of Operations

Our private equity funds earn management fees of 2% on Committed Capital during their investment period and 1% of Invested Capital thereafter. For the six months ended June 30, 2008, management fee calculations were based on $62.0 million of Committed Capital and $501.0 million of Invested Capital. For the six months ended June 30, 2007, the management fee was based on $630.8 million of committed capital and $85.8 million of invested capital. By January 2008, all of our U.S. funds passed beyond the investment period, causing the step down in fees, resulting in a 44% decline in management fees earned for the six months ended June 30, 2008. We expect our fees from the funds’ invested capital to decline over the remaining life of the funds as the funds continue to exit their portfolio company holdings. However, as the Company raises or sponsors new funds in the future, we would expect to earn fees on any future committed capital.

In addition, the General Partner of ECP II earns carried interest of 20% based on the Fund’s performance, provided it generates an 8% preferred return to its limited partners. The Company owns 8%-9% of the carried interest earned by the General Partner of ECP II. As of June 30, 2008, due to realized and unrealized gains in ECP II, ECP II exceeded its performance return requirements. As a result, for the six months ended June 30, 2008, the General Partner earned carried interest of $1.2 million which resulted in the Company earning $0.2 million of carried interest.

Three Months Ended June 30, 2008 versus June 30, 2007

Net Investment Management Revenue was $1.7 million in the three months ended June 30, 2008, a decrease of $6.6 million, or 80%, as compared to $8.3 million in the same period of 2007. Private Equity revenue, as a component of Investment Management Revenue, was $3.4 million in the three months ended June 30, 2008, a decrease of $4.1 million, or 54%, compared to Private Equity revenue of $7.4 million in the same period in 2007. Private equity revenues declined in the three months ended June 30, 2008 compared to those in the three months ended June 30, 2007 primarily due to the step-down in management fees from 2% of committed capital to 1% of invested capital in accordance with the ECP II partnership agreement in addition to smaller realized and unrealized gains, including carried interest. Public Securities revenue generated $1.6 million of losses in the three months ended June 30, 2008, compared to revenue of $0.5 million the same period in 2007. The decrease is attributable to losses in EAM’s business and losses on our seed capital investments in EAM’s funds, partially offset by increases in fees related to the growth of assets under management in Mexico. Net Interest Income and Other Revenue was $(0.1) million for the three months ended June 30, 2008, a decrease of $0.5 million versus the same period in 2007.

Investment Management Operating Expenses were $6.9 million in the three months ended June 30, 2008, a decrease of $1.1 million, versus expenses of $7.9 million in the same period for 2007. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $4.4 million in the three months ended June 30, 2008, a $0.6 million, or 15% increase compared to the same period in 2007 as a result of our continued investment in personnel and business development in order to sustain, grow and diversify the business. Non-compensation expenses as a component of Operating Expenses in the three months ended June 30, 2008 decreased by $1.6 million, or 40%, compared to the same period in 2007 as a result of decreases in Professional Fees and Occupancy and Equipment Rental. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors. The decrease in Occupancy and Equipment Rental is attributable to a decrease in rent associated with the non-recurrence of duplicate office space occupied in New York during the three months ended June 30, 2007.

Total Other Expenses of $1.3 million in the three months ended June 30, 2008 primarily relate to Special Charges in connection with employee severance and other costs related to the closing of the Los Angeles office. Other Expenses for the three months ended June 30, 2007 include costs incurred for the vesting of Evercore LP Units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $28.4 million.

Six Months Ended June 30, 2008 versus June 30, 2007

Net Investment Management Revenue was $4.7 million in the six months ended June 30, 2008, a decrease of $8.6 million, or 65%, as compared to $13.2 million in the same period of 2007. Private Equity revenue, as a component of Investment Management Revenue, was $5.7 million in the six months ended June 30, 2008, a decrease of $5.4 million, or 49%, compared to Private Equity revenue of $11.0 million in the same period in 2007. Private equity revenues declined in the six months ended June 30, 2008 compared to those in the six months ended June 30, 2007 primarily due to the step-down in management fees from 2% of committed capital to 1% of invested capital in accordance with the ECP II partnership agreement in addition to smaller realized and unrealized gains, including carried interest. Public Securities revenue generated $1.3 million losses in the six months ended June 30, 2008, compared to revenue of $1.5 million in the same period in 2007. The decrease is attributable to losses in EAM’s business and losses on our direct investment in some of EAM’s funds partially offset by increases in fees related to the growth of assets under management in Mexico. Net Interest Income and Other Revenue was $0.3 million for the six months ended June 30, 2008, a decrease of $0.4 million versus the same period in 2007.

Investment Management Operating Expenses were $13.8 million in the six months ended June 30, 2008, a decrease of $2.2 million, versus expenses of $16.0 million in the same period for 2007. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $9.1 million in the six months ended June 30, 2008, a $0.9 million, or 10% increase compared to the same period in 2007 as a result of our continued investment in personnel and business development in order to sustain, grow and diversify the business. Non-compensation expenses as a component of Operating Expenses in the six months ended June 30, 2008 decreased by $3.1 million, or 39%, compared to the same period in 2007 as a result of decreases in Professional Fees. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors.

Total Other Expenses of $2.4 million in the six months ended June 30, 2008 relate to Special Charges in connection with the write-off of certain capitalized costs associated with ECP III and employee severance and other costs related to the closing of the Los Angeles office. Other Expenses for the six months ended June 30, 2007 include costs incurred for the vesting of Evercore LP Units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $28.4 million.

Cash Flows

Our operating cash flows are primarily influenced by the timing and receipt of advisory and investment management fees, and the payment of operating expenses, including bonuses to our Senior Managing Directors and employees. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments, raise capital through the issuance of stock or debt, payment of dividends and other periodic distributions to our stakeholders. Advisory fees are generally collected within 90 days of billing. Fees from our private equity investment management activities are generally collected over a half year period from billing. The Company traditionally pays a substantial portion of incentive compensation during the first three months of each calendar year with respect to the prior year’s results. The Company generally makes dividend payments and other distributions on a quarterly basis. A summary of the Company’s operating, investing and financing cash flows is as follows:

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$1,091	$(39,953)
Noncash charges	24,718	83,856
Other operating activities	(44,269)	30,040

Operating activities	(18,460)	73,943
Investing activities	(3,712)	(5,102)
Financing activities	(16,622)	10,125
Effect of exchange rate changes	421	201

Net Increase (Decrease) in Cash and Cash Equivalents	(38,373)	79,167
Cash and Cash Equivalents:
Beginning of Period	193,475	65,420

End of Period	$155,102	$144,587

Six months ended June 30, 2008

Cash and Cash Equivalents were $155.1 million at June 30, 2008, a decrease of $38.4 million versus Cash and Cash Equivalents of $193.5 million at December 31, 2007. Operating activities during the six months ended June 30, 2008 resulted in a net outflow of $18.5 million, principally driven by cash earnings offset by the payment of bonus obligations. Cash of $3.7 million was used in investing activities primarily to meet the Company’s commitment to contribute capital to the Private Equity Funds. Financing activities during the period used cash of $16.6 million, primarily due to $9.8 million of distributions to Evercore LP Limited partners, $4.6 million in Treasury Stock Purchased and dividends paid of $3.0 million.

Six months ended June 30, 2007

Cash and cash equivalents were $144.6 million at June 30, 2007, an increase of $79.2 million versus cash and cash equivalents of $65.4 million at December 31, 2006. Operating activities during the six months ended June 30, 2007 resulted in a net inflow of $73.9 million. The net inflow from operating activities was principally driven by cash earnings and the decrease in Accounts Receivable of $29.7 million. Cash of $5.1 million was used in investing activities, principally for the purchase of furniture, equipment and leasehold improvements and investments. Financing activities during the period provided cash of $10.1 million driven principally by the inflow of $42.1 million provided by the Follow-On Offering, which was offset by $30.3 million used for distributions to Evercore LP Limited partners.

Liquidity and Capital Resources

General

Our current assets typically have consisted primarily of Cash and Cash Equivalents and Accounts Receivable in relation to earned advisory fees. Our current liabilities include accrued expenses and employee compensation. We traditionally have made payments for employee bonuses and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with the Company’s corporate estimated payment calendar; these payments are made prior the end of each calendar quarter. In addition, dividends on Class A common shares are paid when and if declared by the Board of Directors, which is generally quarterly.

We regularly monitor our liquidity position, including cash, other significant working capital current assets and liabilities, long-term liabilities, lease commitments, principal investment commitments related to our Investment Management business, dividends on Class A Common shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our advisory business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors which are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of the Company’s investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. The Company intends to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from the operations of the Company. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations as well as our capital commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $25.0 million of Evercore Class A Common Stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2008, we repurchased 255,465 shares for $4.6 million related to share deliveries.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $7.8 million and $9.1 million as of June 30, 2008 and December 31, 2007, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our Private Equity Funds.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $10.0 million and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no draw downs on PCB’s line of credit since August 10, 2006.

Certain of the Company’s subsidiaries are registered entities and are subject to capital requirements. For further information see Note 15—Regulatory Authorities.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 3.5 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s assets under management as well as clients’ investment allocations requiring positioning in repurchase transactions.

PCB has procedures in place to monitor the daily risk limits for positions taken as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is Value at Risk (“VAR”), which is a statistical measure, at a 98% confidence level, of the potential losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year’s historical data. PCB’s Risk Management Committee meets monthly to analyze the overall market risk exposure based on positions taken, as well as the credit risk based on the collateral pledged under these agreements against the contract value from inception to maturity date.

As of June 30, 2008 and December 31, 2007, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	June 30, 2008		December 31, 2007
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$260,477		$226,868
Securities Purchased Under Agreements to Resell	145,015	$145,011	58,834	$58,641

Total Assets	405,492		285,702
Liabilities
Securities Sold Under Agreements to Repurchase	(405,933)	$(405,488)	(285,864)	$(285,508)

Net Assets (Liabilities)	$(441)		$(162)

Risk Measures
Value at Risk	$50		$20

Sensitivity to a 100 basis point increase in the interest rate	$(870)		$(840)

Sensitivity to a 100 basis point decrease in the interest rate	$900		$860

We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Contractual Obligations

In conjunction with the lease of office space in New York and San Francisco, the Company has entered into unsecured letters of credit in the amounts of $4.9 million.

As of June 30, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per FIN 48, unrecognized tax benefits have been excluded from the above commitment and contractual obligations.

As of June 30, 2008, we estimate the contractual obligations related to the Tax Receivable Agreements (as noted the Company’s Annual Report on Form 10-K for the year ended December 31, 2007) to be $39.1 million. We expect to pay to the counterparties to the Tax Receivable Agreement $1.2 million within one year or less, $8.1 million in one to three years, $7.6 million in three to five years and $22.1 million after five years.

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

Market and Investment Risk

Private Equity Funds

Through our principal investments in our private equity funds and our ability to earn carried interest from these funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest. The Company’s professionals devote considerable time and resources to work closely with the portfolio company’s management to assist in designing a business strategy, allocating capital and other resources and evaluating expansion or acquisition opportunities. On a quarterly basis, we perform a comprehensive analysis and valuation of all of the portfolio companies. Our analysis includes reviewing the current market conditions and valuations of each portfolio company.

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would result in a decrease in pre-tax income of approximately $2.4 million.

Asset Management

The Company maintains an equity interest in EAM of 32.7% and also invests in funds managed by EAM. The funds managed by EAM principally hold readily-marketable investment securities. EAM is an institutional investment management firm that manages deep value investments in small- and mid-capitalization companies. As of June 30, 2008, the fair value of the Company’s investments with EAM, based on closing prices, was $4.9 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.5 million for the three months ended June 30, 2008.

PCB

See the Liquidity and Capital Resources section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for a discussion of collateralized financing transactions at PCB.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to the Company’s financial results. A significant portion of the Company’s Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2008, the net impact of the fluctuation of foreign currencies recorded in Accumulated Other Comprehensive Income was $0.3 million. It is currently not our intention to hedge our foreign currency exposure and we will reevaluate this policy from time to time. We do not believe normal fluctuations in foreign currency exchange rates will have a material effect on our financial condition, results of operations or liquidity of the Company.

Credit Risks

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of June 30, 2008 and December 31, 2007, total receivables amounted to $25.6 million and $47.7 million, respectively, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded minimal bad debt expense for the six months ended June 30, 2008 and 2007, respectively.

See the Liquidity and Capital Resources section of the MD&A for a discussion of collateralized financing transactions at PCB.

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

SFAS 160—In December 2007, the FASB issued SFAS 160, which amends ARB 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the impact of SFAS 160 on our financial condition, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Credit Risk.” We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed.

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

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2008, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The statements contained in Exhibits 31.1 and 31.2 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.

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

In addition, on August 15, 2006, the same Plaintiff filed a complaint against Evercore Restructuring and Jefferies & Company, Inc. in the United States District Court of Massachusetts. The Plaintiff’s complaint asserts claims against Evercore Restructuring for gross negligence and breach of fiduciary duty in connection with the High Voltage engagement. In September 2007, the District Court granted Evercore Restructuring judgment on the pleadings. Plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. The parties briefed the appeal, and the First Circuit held oral arguments on June 4, 2008. No decision has been issued.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In connection with employment arrangements, the Company granted 125,521 RSUs to employees as part of unregistered transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

2008	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 1 to April 30	212,087	$18.43	—	—
May 1 to May 31	—	—	—	—
June 1 to June 30	8,601	9.70	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 3, 2008, at the Company’s Annual Meeting of Stockholders, six nominees for the Board of Directors of the Company were elected to one-year terms. The votes were as follows:

	For	Withheld
Roger C. Altman	23,313,862	626,682
Pedro Aspe	21,745,400	2,195,144
Francois de Saint Phalle	23,021,765	918,779
Gail B. Harris	23,200,760	739,784
Curt Hessler	22,521,850	1,418,694
Anthony N. Pritzker	22,581,523	1,359,021

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008

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