Form 10-Q
period 2008-09-30
Evercore Partners Inc.
filed 2008-11-07
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 5, 2008 was 11,911,992. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 5, 2008 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant).

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

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$284,355	$193,475
Trading Securities	3,201	7,647
Financial Instruments Owned and Pledged as Collateral at Fair Value	246,283	226,868
Securities Purchased Under Agreements to Resell	119,340	58,834
Accounts Receivable (net of allowances of $642 and $591 at September 30, 2008 and December 31, 2007, respectively)	21,494	47,720
Receivable from Employees and Related Parties	3,692	5,003
Deferred Tax Asset—Current	2,403	1,455
Other Current Assets	10,500	13,992

Total Current Assets	691,268	554,994
Investments	28,813	16,283
Deferred Tax Asset—Long Term	58,123	54,877
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $6,331 and $5,787 at September 30, 2008 and December 31, 2007, respectively)	8,256	10,105
Goodwill	42,044	42,044
Intangible Assets (net of accumulated amortization of $19,168 and $17,753 at September 30, 2008 and December 31, 2007, respectively)	7,578	8,993
Other Assets	1,623	1,800

TOTAL ASSETS	$837,705	$689,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Compensation and Benefits	$52,399	$112,355
Accounts Payable and Accrued Expenses	9,508	11,345
Securities Sold Under Agreements to Repurchase	366,076	285,864
Payable to Employees and Related Parties	1,580	4,569
Taxes Payable	2,996	3,961
Other Current Liabilities	4,985	1,482

Total Current Liabilities	437,544	419,576
Notes Payable	94,832	—
Amounts Due Pursuant to Tax Receivable Agreements	37,828	37,575
Other Long-term Liabilities	8,274	9,245
Deferred Tax Liability	5,603	3,385

TOTAL LIABILITIES	584,081	469,781

Commitments and Contingencies (Note 15)

Minority Interest	35,113	46,339

Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 12,145,134 and 11,261,100 issued at September 30, 2008 and December 31, 2007, respectively, and 11,737,985 and 11,229,197 outstanding at September 30, 2008 and December 31, 2007, respectively)	121	113
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 issued and outstanding at September 30, 2008 and December 31, 2007)	—	—
Additional Paid-In-Capital	265,568	208,846
Accumulated Other Comprehensive Income	(324)	597
Retained Earnings (Deficit)	(39,606)	(35,612)
Treasury Stock at Cost (407,149 and 31,903 shares at September 30, 2008 and December 31, 2007, respectively)	(7,248)	(968)

TOTAL STOCKHOLDERS’ EQUITY	218,511	172,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$837,705	$689,096

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Advisory Revenue	$51,447	$67,135	$149,870	$207,927
Investment Management Revenue	4,301	3,285	8,665	15,811
Interest Income and Other Revenue	9,970	7,693	24,893	15,712

TOTAL REVENUES	65,718	78,113	183,428	239,450
Interest Expense	8,905	5,714	22,009	11,643

NET REVENUES	56,813	72,399	161,419	227,807

EXPENSES
Employee Compensation and Benefits	40,311	42,777	112,078	241,576
Occupancy and Equipment Rental	3,167	3,820	9,539	9,475
Professional Fees	4,474	7,185	11,746	19,382
Travel and Related Expenses	2,177	2,098	7,299	6,627
Communications and Information Services	936	568	2,309	1,636
Depreciation and Amortization	1,028	4,510	3,164	13,295
Special Charges	1,695	—	4,132	—
Other Operating Expenses	1,155	1,077	4,015	5,002

TOTAL EXPENSES	54,943	62,035	154,282	296,993

INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	1,870	10,364	7,137	(69,186)
Provision for Income Taxes	1,475	3,217	3,642	8,795
Minority Interest	863	4,828	2,872	(40,348)

NET INCOME (LOSS)	$(468)	$2,319	$623	$(37,633)

Net Income (Loss) Available to Holders of Shares of Class A Common Stock	$(468)	$2,319	$623	$(37,633)

Weighted Average Shares of Class A Common Stock Outstanding:
Basic	13,085	12,352	12,914	9,478
Diluted	13,085	12,406	13,163	9,478

Net Income (Loss) Per Share Available to Holders of Shares of Class A Common Stock:
Basic	$(0.04)	$0.19	$0.05	$(3.97)
Diluted	$(0.04)	$0.19	$0.05	$(3.97)

Dividends Paid per Share of Class A Common Stock	$0.12	$0.12	$0.36	$0.29

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

(dollars in thousands, except per share data)

	Class A Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Dollars				Shares	Dollars
Balance at January 1, 2008	11,261,100	$113	$208,846	$597	$(35,612)	(31,903)	$(968)	$172,976
Net Income	—	—	—	—	623	—	—	623
Other Comprehensive Income:
Foreign Currency Translation Adjustment	—	—	—	(921)	—	—	—	(921)

Total Comprehensive Income	—	—	—	(921)	623	—	—	(298)
Treasury Stock Purchases	—	—	—	—	—	(375,246)	(6,280)	(6,280)
Evercore LP Units Converted into Class A Common Stock	89,864	1	512	—	—	—	—	513
Stock-based Compensation Awards	362,563	3	25,054	—	—	—	—	25,057
Share Grant Related to Acquisition	431,607	4	7,448	—	—	—	—	7,452
Warrants Issued	—	—	23,708	—	—	—	—	23,708
Dividends—Class A Stockholders	—	—	—	—	(4,617)	—	—	(4,617)

Balance at September 30, 2008	12,145,134	$121	$265,568	$(324)	$(39,606)	(407,149)	$(7,248)	$218,511

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$623	$(37,633)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Net Realized and Unrealized Losses (Gains) on Investments and Trading Securities	1,353	(2,724)
Equity-based and Other Deferred Compensation	21,054	134,564
Share Grant Related to Acquisition	7,452	—
Depreciation and Amortization	3,271	13,295
Loss on Disposal of Equipment	711	—
Bad Debt Expense	51	321
Minority Interest	2,872	(40,348)
Deferred Taxes	(1,172)	(6,581)
Decrease (Increase) in Operating Assets:
Trading Securities	1,170	74
Financial Instruments Owned and Pledged as Collateral at Fair Value	(20,971)	(92,972)
Securities Purchased Under Agreements to Resell	(63,171)	(189,681)
Accounts Receivable	26,172	39,966
Receivable from Employees and Related Parties	1,311	(2,474)
Other Current Assets	3,495	(3,786)
Other Assets	(1,287)	895
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(54,614)	24,217
Accounts Payable and Accrued Expenses	(1,861)	(1,405)
Securities Sold Under Agreements to Repurchase	84,445	282,658
Payables to Employees and Related Parties	(3,274)	205
Taxes Payable	(670)	(1,134)
Other Current Liabilities	3,471	2,925
Other Long-term Liabilities	(971)	5,541

Net Cash Provided by Operating Activities	9,460	125,923

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisition	—	(324)
Investments Purchased	(12,629)	(1,947)
Distributions of Private Equity Investments	2,282	—
Purchase of Furniture, Equipment and Leasehold Improvements	(632)	(4,900)

Net Cash Used in Investing Activities	(10,979)	(7,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(75)	(107)
Distributions to Minority Interests—Evercore LP Members	(14,789)	(39,718)
Net Proceeds from Follow-On Offering	—	42,074
Issuance of Notes Payable and Warrants	120,000	—
Dividends—Class A Stockholders	(4,617)	(2,888)
Treasury Stock Purchased	(6,280)	—
Other	871	—

Net Cash Provided by (Used in) Financing Activities	95,110	(639)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,711)	1,416

NET INCREASE IN CASH AND CASH EQUIVALENTS	90,880	119,529
CASH AND CASH EQUIVALENTS-Beginning of Period	193,475	65,420

CASH AND CASH EQUIVALENTS-End of Period	$284,355	$184,949

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$21,309	$11,713

Payments for Income Taxes	$5,929	$16,744

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

•	Evercore GP Holdings L.L.C., which is a non-managing member of the general partner of ECP II and Evercore Mexico Capital Partners II L.P. and its affiliated entities.

•	Protego SI, S.C., a Mexican company whose main activity is the provision of advisory and related services.

•

Protego Asesores S. de R.L. and its subsidiaries, together with Evercore LP, owns interests in Protego Casa de Bolsa, S.A. de C.V. (“PCB”) and Protego CB Servicios, S. de R.L. (“PCBS”). PCB and PCBS were established for Protego’s asset management business and are 70% and 70.6%, respectively, owned by Evercore. The remaining interest in these entities is held by third parties.

•

Evercore Holdings Limited (“Evercore Europe”), our UK based holding company. Evercore Europe wholly owns Evercore Partners Limited, formerly Braveheart Financial Services Limited (“Braveheart”), a U.K. company whose main activity is the provision of advisory and related services.

Note 2—Significant Accounting Policies

For a complete discussion of Evercore’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest as well as variable interest entities where the Company is deemed to be the primary beneficiary. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

Reclassifications—During the three and nine months ended September 30, 2008, certain balances for prior periods have been reclassified to conform to their current presentation. These reclassifications include the reclassification of $398 and $607 of certain fees within Evercore’s Institutional Asset Management and Other business from Interest Income and Other Revenue to Investment Management Revenue and the reclassification of $227 and $514 of certain expenses from Other Operating Expenses to Occupancy and Equipment Rental and Travel and Related Expenses on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007, respectively, as well as the reclassification of $700 of interest receivable from Accounts Receivable to Other Current Assets and $145 of Board of Director fees from Accounts Payable and Accrued Expenses to Payable to Employees and Related Parties on the Unaudited Condensed Consolidated Statement of Financial Condition as of December 31, 2007.

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

Note 3—Special Charges

Fund raising for Evercore Capital Partners III L.P. (“ECP III”) was deferred in the first half of 2008. As a result, the Company consolidated its private equity operations in New York resulting in Special Charges of $1,695 and $4,132 for the three and nine months end September 30, 2008. These charges were in connection with the write-off of certain capitalized costs associated with ECP III, employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office.

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

SFAS 160—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”), which amends ARB 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 will effect the presentation of the Condensed Consolidated Financial Statements, primarily by including non-controlling interest as a separate component of stockholders’ equity on the Condensed Consolidated Statements of Financial Condition.

FSP FAS 157-3—In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance and did not have a material impact on the Company’s financial condition, results of operations and cash flows.

SFAS 162—In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption is not expected to have an impact on the Company’s financial condition, results of operations and cash flows.

Note 5—Related Parties

Pursuant to the acquisition of Braveheart, the Company issued $3,000 of interest-bearing notes to the former shareholders of Braveheart, which were paid-in-full on April 3, 2008.

Investment Management Revenue includes income from related parties earned from the Company’s Private Equity Funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $3,564 and $9,242 for the three and nine months ended September 30, 2008, respectively, and $4,007 and $15,042 for the three and nine months ended September 30, 2007, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Income from related parties includes advisory fees earned from clients that have Senior Managing Directors as a member of their Board of Directors of $0 for the three and nine months ended September 30, 2008, and $14,010 and $18,130 for the three and nine months ended September 30, 2007, respectively.

Note 6—Trading Securities

The Company had $3,201 and $3,890 of securities managed by Evercore Asset Management L.L.C. (“EAM”) as of September 30, 2008 and December 31, 2007, respectively. These investments are reflected as Trading Securities on the Unaudited Condensed Consolidated Statements of Financial Condition and are stated at quoted market value. Also included in Trading Securities on the Unaudited Condensed Consolidated Statements of Financial Condition are $0 and $3,757 of EAM Fund Investments as of September 30, 2008 and December 31, 2007, respectively. Proceeds from the EAM hedge fund have been reallocated into cash positions and alternative EAM products. These investments principally consisted of readily-marketable securities. Trading Securities resulted in net unrealized gains/(losses) and dividend income of $(218) and $(3,276) for the three and nine months ended September 30, 2008, respectively, and $(1,203) and $(767) for the three and nine months ended September 30, 2007, respectively, that are included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue.

Note 7—Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through PCB, enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 3.5 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

As of September 30, 2008 and December 31, 2007, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions are as follows:

	September 30, 2008		December 31, 2007
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$246,283		$226,868
Securities Purchased Under Agreements to Resell	119,340	$119,401	58,834	$58,641

Total Assets	$365,623		$285,702

Liabilities
Securities Sold Under Agreements to Repurchase	$(366,076)	$(365,684)	$(285,864)	$(285,508)

Note 8—Investments

The Company’s investments reported in the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in Private Equity Funds and the Company’s equity interest in EAM and Evercore Pan-Asset Capital Management Limited (“Pan”).

A summary of the Company’s investment in the Private Equity Funds as of September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
ECP II	$14,123	$12,507
Discovery Americas I, L.P. (“Discovery Fund”)	2,691	2,308
Evercore Mexico Capital Partners II (“EMCP II”)	2,048	—

Total Private Equity Funds	$18,862	$14,815

Net realized and unrealized gains on Private Equity Fund investments, including incentive fees, were $779 and $2,457 for the three and nine months ended September 30, 2008, respectively, and $368 and $4,290 for the three and nine months ended September 30, 2007, respectively, and are included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue. The Company may be obligated to repay certain carried interest previously recorded in the event that the investments perform poorly on both a realized and unrealized basis. As of September 30, 2008, the Company had approximately $4,366 of previously recognized carried interest that may be subject to repayment.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

A summary of the Company’s equity investments as of September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
EAM	$2,752	$1,468
Pan	7,199	—

Total Equity Investments	$9,951	$1,468

Pursuant to the Amended and Restated Limited Liability Company Agreement, as of April 1, 2008, the Company holds a 32.7% interest in EAM that is accounted for under the equity method. The investment resulted in unrealized losses of $40 and $315 for the three and nine months ended September 30, 2008, respectively, and $247 and $802 for the three and nine months ended September 30, 2007, respectively. Pursuant to the terms of the Company’s investment in EAM, if the Company were to engage in similar asset management businesses as EAM, EAM’s management has the right to acquire the Company’s interest in EAM at a discounted price after a six month grace period. In September, EAM’s management asserted that circumstances triggering such repurchase right had occurred and that the six month grace period had commenced. While the Company has not concluded such repurchase right has been triggered, the Company and EAM’s management are in discussions concerning such right and other matters related to EAM.

In the third quarter of 2008, the Company made an equity method investment in Pan and maintains a 50% interest in the investment at September 30, 2008. This investment resulted in unrealized losses of $163 for the three months ended September 30, 2008. Realized and unrealized gains and losses on equity investments are included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue.

The Company’s investments in Private Equity Funds, which consist of general partner interests and the Company’s equity interests in EAM and Pan, are relatively high-risk and illiquid assets.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS 157, the Company does not adjust the quoted price for these investments, even in situations where Evercore holds a large position and a sale could reasonably impact the quoted price. Level I investments include financial instruments owned and pledged as collateral and trading securities managed by EAM of $246,283 and $3,201, respectively, as of September 30, 2008.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The Company did not have any Level II investments as of September 30, 2008.

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The Company did not have any Level III investments as of September 30, 2008.

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

Note 10—Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of senior unsecured notes due 2020 with a 5.20% coupon (the “Senior Notes”) and warrants to purchase 5,454,545 shares of Evercore Class A Common Stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at September 30, 2008, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Condensed Consolidated Statement of Financial Condition at $94,832 and $23,708, respectively. The Senior Notes have an effective yield of 7.94%.

The holder of the Senior Notes may require the Company to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the aggregate accreted amount of such Senior Notes, (the “Accreted Amount”), plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at the option of the Company at any time within 90 days following the date on which Mizuho notifies the Company that it is terminating their new strategic alliance agreement (“Strategic Alliance Agreement”). Senior Notes held by any other holder than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at the option of the Company at any time beginning on the third anniversary of closing. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

Pursuant to the agreement, Mizuho may not transfer the Senior Notes or Warrants until August 16, 2012 or, if the Strategic Alliance Agreement is terminated, the later of one year following such termination and the third anniversary of the closing of the purchase of the Senior Notes and Warrants. The Company has a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased in the open market or acquired by exercise of the Warrants and associated Common Stock issued as dividends.

The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 11—Stockholders’ Equity

During the first nine months of 2008, the Company purchased 375,246 Class A common shares from employees and the former shareholders of Braveheart at market values ranging from $9.70 to $18.44 per share. The result was an increase in Treasury Stock of $6,280 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2008. No repurchases took place pursuant to the Company’s share repurchase program during 2008.

The former shareholders of Braveheart also received 431,607 Class A common shares during the first quarter of 2008 in conjunction with the Braveheart sale and purchase agreement, resulting in compensation expense of $7,452 and an increase to Common Stock and Additional Paid-In-Capital of $4 and $7,448, respectively, on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2008.

During the first nine months of 2008, 89,864 Evercore LP partnership units were gifted to various charities and converted into Class A common shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $1 and $512, respectively, on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2008.

During the three and nine months ended September 30, 2008, the Company declared and paid dividends of $0.12 and $0.36 per share, respectively, totaling $1,575 and $4,617. The Company’s Board of Directors declared on October 28, 2008, a quarterly cash dividend of $0.12 per share, to the holders of Class A common stock as of November 28, 2008, which will be paid on December 12, 2008.

Note 12—Minority Interest

Minority Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 55% interest of the limited partners (“Members”) in Evercore LP and a 30% interest in PCB not owned by the Company.

Minority interest ownership was $35,113 and $46,339 as of September 30, 2008 and December 31, 2007, respectively. Changes in the minority ownership during the nine months ended September 30, 2008 were as follows:

Amount
Balance at January 1, 2008	$46,339
Operating Income	2,872
Distributions to partners	(14,789)
Exchange of Evercore LP partnership units for Class A common shares	(247)
Other, including PCB	938

Balance at September 30, 2008	$35,113

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 13—Net Income (Loss) Per Share

The calculations of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2008 and 2007 are described and presented below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(share amounts in thousands)
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	$(468)		$2,319		$623		$(37,633)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	13,085		12,352		12,914		9,478

Basic Net Income (Loss) Per Share of Class A Common Stock	$(0.04)		$0.19		$0.05		$(3.97)

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	$(468)		$2,319		$623		$(37,633)
Add (deduct)—dilutive effect of:
Minority Interest related to the assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Associated corporate taxes related to the assumed elimination of Minority Interest described above	(a	)	(a	)	(a	)	(a	)
Associated Interest Expense pursuant to conversion of Warrants Issued	(b	)	(b	)	(b	)	(b	)

Diluted Net Income (Loss) available for Class A common stockholders	$(468)		$2,319		$623		$(37,633)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	13,085		12,352		12,914		9,478
Add—dilutive effect of:
Assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units, as calculated using the treasury stock method	(c	)	54		249		(c	)
Assumed conversion of Warrants Issued	(b	)	(b	)	(b	)	(b	)

Diluted weighted average shares of Class A common stock outstanding	13,085		12,406		13,163		9,478

Diluted Net Income (Loss) Per Share of Class A Common Stock	$(0.04)		$0.19		$0.05		$(3.97)

(a)

During the three and nine months ended September 30, 2008 and 2007, the Evercore LP partnership units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share of Class A common stock. The units that would have been included in the computation of diluted net income (loss) per share of Class A common stock if the effect would have been dilutive were 15,146 and 15,188 for the three and nine months ended September 30, 2008, respectively and 15,258 and 14,362 for the three and nine months ended September 30, 2007, respectively. Antidilution is the result of vested RSUs impacting both basic and diluted EPS but not impacting the minority interest ownership calculation.

(b)	During the three and nine months ended September 30, 2008, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income per share of Class A common stock. The additional shares that would have been included in the computation of diluted net income per share of Class A common stock if the effect would have been dilutive were 5,454,545 for the three and nine months ended September 30, 2008 reduced for the impact of the Treasury Stock Method, if applicable. FASB 128, Earnings per Share, requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method.

(c)	During the three months ended September 30, 2008 and the nine months ended September 30, 2007, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units as calculated using the treasury stock method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share of Class A common stock. The additional shares that would have been included in the computation of diluted net loss per share of Class A common stock if the effect would have been dilutive were 262 and 78 for the three months ended September 30, 2008 and the nine months ended September 30, 2007, respectively. Antidilution is the result of the Company having a loss for the three months ended September 30, 2008 and the nine months ended September 30, 2007.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

Note 14—Stock-Based Compensation

Subsequent to the IPO, the Company granted new and existing employees RSUs and shares of restricted stock. Certain of these awards vest upon the same terms as the RSUs issued at the time of the IPO (“Event-based Awards”) and certain of these awards vest from one to five years (“Service-based Awards”).

During the nine months ended September 30, 2008, pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan, the Company granted to certain employees 1,705,304 RSUs and 75,000 shares of restricted stock. Of these awards, 287,301 are fully-vested, 22,540 have been forfeited and 1,410,270 are unvested and will vest over one to five years and 60,193 are unvested and will vest subject to event-based vesting criteria comparable to the Evercore LP partnership units.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

During the nine months ended September 30, 2007, the Company recorded $127,627 in compensation expense representing the value of 5,987,683 Event-based Awards that vested, primarily relating to the May 2007 follow-on offering of Evercore Partners Inc. Class A common stock (the “Follow-On Offering”). For further discussion of the Follow-On Offering, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

No Event-based Awards vested during the nine months ended September 30, 2008. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied. The Company had 26,898 and 138,718 forfeited Service-based and Event-based Awards during the first nine months of 2008. Compensation expense related to Service-based Awards was $7,888 and $21,054 for the three and nine months ended September 30, 2008, respectively, and $2,991 and $4,662 for the three and nine months ended September 30, 2007, respectively.

Note 15—Commitments and Contingencies

Operating Leases—The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $2,269 and $7,056 for the three and nine months ended September 30, 2008, respectively, and $2,725 and $7,257 for the three and nine months ended September 30, 2007, respectively.

In conjunction with the leases of office space in New York and San Francisco, the Company has entered into unsecured letters of credit of $4,880.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $84 and $273 for the three and nine months ended September 30, 2008, respectively, and $134 and $337 for the three and nine months ended September 30, 2007, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.

Other Commitments—As of September 30, 2008, the Company has unfunded commitments for capital contributions of $8,703 to the Private Equity Funds. These commitments will be funded as required through the end of each Private Equity Fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

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

As of September 30, 2008, the Company estimates the contractual obligations related to the Tax Receivable Agreements (as noted the Company’s Annual Report on Form 10-K for the year ended December 31, 2007) to be $39,350. The Company expects to pay to the counterparties to the Tax Receivable Agreement $1,237 within one year or less, $8,168 in one to three years, $7,687 in three to five years and $22,258 after five years.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

As of September 30, 2008, the Company estimates the contractual obligations related to the Senior Notes to be $194,880. Pursuant to the Senior Notes, we expect to make payments to the notes’ holder of $6,240 within one year or less, $18,720 in one to three years, $12,480 in three to five years and $157,440 after five years.

On July 21, 2008, the Company committed capital of approximately $8,900 to Pan, a newly-created asset management firm. The Capital is expected to be drawn down as needed over a period of seven years, subject to the Board’s approval for the first five years.

On September 8, 2008, the Company committed capital, subject to certain conditions, of $150,000 to HighView Investment Group SAC Ltd. (“HighView”), a newly-created asset management firm. The Capital is expected to be drawn down as needed over a period of four to five years.

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

Note 16—Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of September 30, 2008 and December 31, 2007 was $26,946 and $16,937, respectively, which exceeded the minimum net capital requirement by $25,978 and $15,718, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 17—Income Taxes

The Company’s Provision for Income Taxes was $1,475 and $3,642 for the three and nine months ended September 30, 2008, respectively, and $3,217 and $8,795 for the three and nine months ended September 30, 2007, respectively. The effective tax rate was 78.9% and 51.0% for the three and nine months ended September 30, 2008, respectively, and 31.1% and (12.7%) for the three and nine months ended September 30, 2007, respectively. The effective tax rate for 2008 reflects the impact of the result of the realized tax deduction, for certain share-based compensation awards, being lower than the deferred tax benefit recognized at the time of expensing such awards due to a decrease in the Company’s share price. The effective tax rate for the nine months ended September 30, 2007 was impacted by discrete items, including the Follow-On Offering, which relates to stock compensation expense that is non-deductible for future periods.

Included in the balance of unrecognized tax benefits as of September 30, 2008, are $1,676 of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefit, the Company accrued interest of $126 during the first nine months of 2008 and in total, as of September 30, 2008, had recognized a liability for penalties of $510 and interest of $607.

Note 18—Segment Operating Results

The Company’s business results are categorized into the following two segments: Advisory and Investment Management. Advisory includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, and similar corporate finance matters. Investment Management includes the management of outside capital invested and the Company’s principal investments.

The Company’s segment information for the three and nine months ended September 30, 2008 and 2007 is prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include stock-based compensation costs associated with the May 2007 Follow-On Offering, a 2007 stock-based compensation charge related to a severance agreement, a charge associated with deferred consideration pursuant to the Braveheart Sale and

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart and Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP III and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office.

The Company evaluates segment results based on net revenue and operating income, both including and excluding the impact of the Other Expenses.

The Company believes that the following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, other expenses, operating income and identifiable assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Advisory
Net Revenues (1)	$52,518	$68,984	$152,450	$211,158
Operating Expenses (2)	45,701	46,151	120,369	131,246
Other Expenses (3)	464	4,788	8,867	110,244

Segment Income (Loss)	$6,353	$18,045	$23,214	$(30,332)

Identifiable Segment Assets (4)	$409,853	$301,536	$409,853	$301,536

Investment Management
Net Revenues (1)	$4,295	$3,415	$8,969	$16,649
Operating Expenses (2)	7,083	9,959	20,914	26,008
Other Expenses (3)	1,695	1,137	4,132	29,495

Segment Income (Loss)	$(4,483)	$(7,681)	$(16,077)	$(38,854)

Identifiable Segment Assets (4)	$427,852	$419,640	$427,852	$419,640

Total
Net Revenues (1)	$56,813	$72,399	$161,419	$227,807
Operating Expenses (2)	52,784	56,110	141,283	157,254
Other Expenses (3)	2,159	5,925	12,999	139,739

Segment Income (Loss)	$1,870	$10,364	$7,137	$(69,186)

Identifiable Segment Assets (4)	$837,705	$721,176	$837,705	$721,176

(1)	Net revenues include Interest Income and Other Revenue, Net, allocated to the segments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Advisory	$1,071	$1,849	$2,580	$3,231
Investment Management	(6)	130	304	838

Total Interest Income and Other Revenue, Net	$1,065	$1,979	$2,884	$4,069

(2)	Corporate level Operating Expenses for prior periods have been allocated to their appropriate business segments to conform with the current presentation.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

(3)	Other Expenses include stock-based compensation costs associated with the May 2007 Follow-On Offering, a 2007 stock-based compensation charge related to a severance agreement, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart and Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP III and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Deferred Consideration Pursuant to the Braveheart Sale and Purchase Agreement	$—	$—	$7,452	$—
Contingently Vested Equity Awards	—	1,137	—	98,687
Advisory—Intangible Asset Amortization	464	3,651	1,415	11,557

Total Advisory	464	4,788	8,867	110,244

Contingently Vested Equity Awards	—	1,137	—	29,495
Special Charges	1,695	—	4,132	—

Total Investment Management	1,695	1,137	4,132	29,495

Total Other Expenses	$2,159	$5,925	$12,999	$139,739

(4)	Goodwill has been included in the Advisory Segment only, since at the dates of the acquisitions Braveheart and Protego were principally Advisory businesses.

Geographic Information—The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Revenues: (1)
United States	$38,811	$59,238	$119,846	$172,316
Europe and Other	4,422	6,410	16,587	36,566
Latin America	12,515	4,772	22,102	14,856

Total	$55,748	$70,420	$158,535	$223,738

(1)	Excludes Interest Income and Other Revenue and Interest Expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key Financial Measures

Revenue

Total revenues reflect revenues from Advisory and Investment Management that includes transaction-related client reimbursements plus interest income and other revenue. Net revenues reflect total revenues less interest expense related to repurchase agreements, Senior Notes and other borrowings.

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

Investment Management. Our Investment Management business includes operations related to the management of the Private Equity Funds, Institutional Asset Management and other business activities that include wealth management. Revenue sources primarily include management fees, performance fees (including carried interest), fees earned from portfolio company fees and gains (or losses) on our principal investments.

Management fees are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Performance fees are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to “claw-back” provisions. Portfolio Company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the Private Equity Funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.

Net Interest Revenue. Net interest revenue is derived from investing customer funds in financing transactions by PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Net interest revenue also includes interest expense associated with the Senior Notes as well as income earned on cash deposited with financial institutions.

Transaction-Related Client Reimbursements. In both our Advisory and Investment Management segments we make various transaction-related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our clients or the contracts with the limited partners in the Private Equity Funds we manage, these expenditures may be reimbursable. We define these expenses as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Generally, client expense reimbursements are recorded as revenue on the Unaudited Condensed Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

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

We changed our annual compensation program during the second quarter of 2007 to include stock-based compensation awards as a component of the annual bonus awards for certain U.S. Senior Managing Directors. These equity awards are subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurred in early 2008; accordingly, the expense is being amortized over the vesting period.

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

Other Expenses

Other Expenses include stock-based compensation costs associated with the May 2007 Follow-On Offering, a 2007 stock-based compensation charge related to a severance agreement, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart and Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP III and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office.

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

During the nine months ended September 30, 2007, the vesting of additional Evercore LP partnership units in concurrence with the Follow-On Offering resulted in an increase in the minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP. This was offset by the exchange of our Class A common stock for Evercore LP partnership units and the purchase of additional Evercore LP partnership units by us in conjunction with the Follow-On Offering.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2008 and 2007. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Advisory and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include stock-based compensation costs associated with the May 2007 Follow-On Offering, a 2007 stock-based compensation charge related to a severance agreement, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart and Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP III and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands, except per share data)
REVENUES
Advisory Revenue	$51,447	$67,135	(23)%	$149,870	$207,927	(28)%
Investment Management Revenue	4,301	3,285	31%	8,665	15,811	(45)%
Interest Income and Other Revenue	9,970	7,693	30%	24,893	15,712	58%

TOTAL REVENUES	65,718	78,113	(16)%	183,428	239,450	(23)%
Interest Expense	8,905	5,714	56%	22,009	11,643	89%

NET REVENUES	56,813	72,399	(22)%	161,419	227,807	(29)%

EXPENSES
Operating Expenses	52,784	56,110	(6)%	141,283	157,254	(10)%
Other Expenses	2,159	5,925	(64)%	12,999	139,739	(91)%

TOTAL EXPENSES	54,943	62,035	(11)%	154,282	296,993	(48)%

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	1,870	10,364	(82)%	7,137	(69,186)	NM
Provision for Income Taxes	1,475	3,217	(54)%	3,642	8,795	(59)%
Minority Interest	863	4,828	(82)%	2,872	(40,348)	NM

NET INCOME (LOSS)	$(468)	$2,319	NM	$623	$(37,633)	NM

DILUTED NET INCOME (LOSS) PER SHARE	$(0.04)	$0.19	NM	$0.05	$(3.97)	NM

As of September 30, 2008, Evercore’s total headcount was 314 employees compared with 288 as of September 30, 2007. Evercore’s increase in headcount is illustrated as follows:

	As of September 30,
	2008				2007
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors:
Advisory	18	6	7	31	28
Investment Management	5	1	1	7	9
Corporate	3	—	—	3	3
Other Professionals and Support Staff	148	102	23	273	248

Total	174	109	31	314	288

Three Months Ended September 30, 2008 versus September 30, 2007

Net revenue was $56.8 million in the three months ended September 30, 2008; a decrease of $15.6 million, or 22%, versus net revenue of $72.4 million in the three months ended September 30, 2007.

Total Operating Expenses were $52.8 million in the three months ended September 30, 2008 as compared to $56.1 million in the same period in 2007, a 6% decrease. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $40.3 million in the three months ended September 30, 2008 versus expense of $40.5 million in the same period in 2007. Non-compensation expenses as a component of Operating Expenses were $12.5 million in the three months ended September 30, 2008, a decrease of $3.1 million, or 20% over non-compensation operating expenses of $15.6 million in the three months ended September 30, 2007. Non-compensation operating expenses decreased in the three months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of decreases in Professional Fees and Occupancy and Equipment Rental. The decrease was partially offset by an increase in Travel and Related Expenses and Communications and Information Services as a result of increase travel and research costs. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors. The decrease in Occupancy and Equipment Rental is primarily related to excess office space which existed during the third quarter of last year.

Total Other Expenses of $2.2 million in the three months ended September 30, 2008, relate to Special Charges of $1.7 million in connection with employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office and $0.5 million of charges related to the amortization of intangibles associated with the acquisitions of Protego and Braveheart. Total Other Expenses of $5.9 million for the three months ended September 30, 2007 included a stock-based compensation charge related to a severance agreement of $2.2 million and costs related to the amortization of intangible assets of $3.7 million.

The provision for income taxes in the three months ended September 30, 2008 was $1.5 million, a decrease of $1.7 million versus $3.2 million in the three months ended September 30, 2007. The decrease was primarily due to a decrease of $8.5 million in operating income resulting in operating income of $1.9 million for the three months ended September 30, 2008 compared to operating income of $10.4 million for the three months ended September 30, 2007. The effective tax rate was 78.9% for the three months ended September 30, 2008 and 31.1% for the three months ended September 30, 2007. The effective tax rate for 2008 is higher than normal primarily as a result of the realized tax deduction, for certain share-based compensation awards, being lower than the deferred tax benefit recognized at the time of expensing such awards due to a decrease in the Company’s share price.

Minority interest was $0.9 million in the three months ended September 30, 2008 compared to $4.8 million in the same period in 2007, reflecting lower net income before minority interest for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 versus September 30, 2007

Net revenue was $161.4 million in the nine months ended September 30, 2008; a decrease of $66.4 million, or 29%, versus net revenue of $227.8 million in the nine months ended September 30, 2007.

Total Operating Expenses were $141.3 million in the nine months ended September 30, 2008 as compared to $157.3 million in the same period in 2007, a 10% decrease. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $104.6 million in the nine months ended September 30, 2008, a decrease of $8.8 million, or 8%, versus expense of $113.4 million in the same period in 2007. The decrease is primarily due to lower amounts of discretionary compensation reflecting lower revenues in the first nine months of 2008. Non-compensation expenses as a component of Operating Expenses were $36.7 million in the nine months ended September 30, 2008, a decrease of $7.2 million, or 16% over non-compensation operating expenses of $43.9 million in the nine months ended September 30, 2007. Non-compensation operating expenses decreased in the nine months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of decreases in Professional Fees. The decrease was partially offset by an increase in Travel and Related Expenses and Communications and Information Services as a result of increased travel and research costs. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors.

Total Other Expenses of $13.0 million in the nine months ended September 30, 2008 relate to Special Charges of $4.1 million in connection with the write-off of certain capitalized costs associated with ECP III and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office, $7.5 million of deferred consideration pursuant to the Braveheart Sale and Purchase Agreement and amortization of intangibles associated with the acquisitions of Protego and Braveheart of $1.4 million. Total Other Expenses of $139.7 million for the nine months ended September 30, 2007 include costs incurred for the vesting of Evercore LP Units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $125.9 million, a stock-based compensation component of a severance agreement of $2.2 million and the amortization of intangible assets of $11.6 million.

The provision for income taxes in the nine months ended September 30, 2008 was $3.6 million, a decrease of $5.2 million versus $8.8 million in the nine months ended September 30, 2007. The decrease was primarily due to the fact that there were non-deductible compensation items related to the Follow-On Offering in 2007. The effective tax rate was 51.0% for the first nine months of 2008 as a result of certain adjustments; however, the effective tax rate excluding these adjustments would have been approximately 33.7%. The normalized 33.7% effective tax rate increased from the normalized 27.8% effective tax rate in the first nine months of 2007 primarily as a result of the fact that the public company increased its ownership interest in Evercore LP over the period; therefore a higher percentage of income was subject to corporate level federal, state and city taxes in 2008. For the full year ended December 31, 2008, the effective tax rate is expected to be approximately 48%.

Minority interest was $2.9 million in the nine months ended September 30, 2008 compared to $(40.3) million in the same period in 2007, reflecting higher net income before minority interest for the first nine months of 2008.

Business Segments

The following data presents revenue, expenses and contributions by business segment. Each segment’s Operating Expenses include: (1) compensation and benefits expense incurred directly in support of the businesses of the segment (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services and equipment and (3) an allocation of indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics such as headcount, square footage, transactional volume and revenue. Corporate level Operating Expenses for prior periods have been allocated to their appropriate business segments to conform to the current presentation. Other Expenses include stock-based compensation costs associated with the May 2007 Follow-On Offering, a 2007 stock-based compensation charge related to a severance agreement, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart and Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP III and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office.

Advisory

The following table summarizes the operating results of the Advisory segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands)
ADVISORY REVENUES
Advisory Revenue	$51,447	$67,135	(23)%	$149,870	$207,927	(28)%
Interest Income and Other Revenue, Net	1,071	1,849	(42)%	2,580	3,231	(20)%

NET ADVISORY REVENUES	52,518	68,984	(24)%	152,450	211,158	(28)%

ADVISORY EXPENSES
Operating Expenses	45,701	46,151	(1)%	120,369	131,246	(8)%
Other Expenses	464	4,788	(90)%	8,867	110,244	(92)%

TOTAL ADVISORY EXPENSES	46,165	50,939	(9)%	129,236	241,490	(46)%

ADVISORY CONTRIBUTION	$6,353	$18,045	(65)%	$23,214	$(30,332)	NM

For the three and nine months ended September 30, 2008, the level of merger and acquisition (“M&A”) activity was lower than for the three and nine months ended September 30, 2007, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$355	$377	$989	$1,490
Value of North American M&A Deals Completed	$268	$433	$736	$1,362
Value of Global M&A Deals Announced	$861	$882	$2,408	$3,271
Value of Global M&A Deals Completed	$634	$866	$2,024	$2,719
Evercore Statistics **
Total Number of Advisory Clients	79	68	122	119
Advisory Clients With Fees of at Least $1 million	15	16	38	36

*	Source: Thomson Financial October 20, 2008
**	Includes revenue generating clients only

As of September 30, 2008, Evercore’s total headcount in its Advisory segment was 204 employees, compared with 172 as of September 30, 2007. Evercore’s Advisory headcount is as follows:

	As of September 30,
	2008				2007
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors	18	6	7	31	28
Other Advisory Professionals	82	34	12	128	110
Direct Support Staff	28	10	7	45	34

Total	128	50	26	204	172

Advisory Results of Operations

Three Months Ended September 30, 2008 versus September 30, 2007

Advisory Revenue, including Interest Income and Other Revenue, net, allocated to this segment, was $52.5 million in the three months ended September 30, 2008 compared to $69.0 million in the same period in 2007, which represents a decrease of 24%. Our U.S. and European Advisory business earned Advisory Revenue from 39 different clients during the three months ended September 30, 2008, compared to 31 different clients during the three months ended September 30, 2007. Our Mexican Advisory business earned Advisory Revenue from 40 different clients during the three months ended September 30, 2008, compared to 37 different clients during the three months ended September 30, 2007. There has been a decrease in the number of large transactions on which Evercore has advised, which has resulted in fewer large transaction fees earned during the quarter. The dollar value of North American and Global M&A completed transactions decreased 38% and 27%, respectively, compared to the third quarter of 2007, which is consistent with the decrease in Advisory Revenue for the quarter.

Advisory Operating Expenses were $45.7 million in the three months ended September 30, 2008, a decrease of $0.5 million, versus expenses of $46.2 million in the same period for 2007. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $35.2 million as compared to $34.0 million in the same period for 2007. The increase from the three months ended September 30, 2007, reflects increased headcount as well as our plan to maintain competitive compensation levels to retain key personnel. The increase in headcount relates to significant hires for restructuring and Europe, both of which are part of our Advisory growth plan. It also reflects the impact of new Senior Managing Directors, hired last year, on 2008 compensation expense, including grants of equity awards at 2007 stock prices which vest over time. Advisory non-compensation expenses, as a component of Operating Expenses, for the three months ended September 30, 2008, were $10.5 million as compared to $12.2 million for the three months ended September 30, 2007. Non-compensation operating expenses decreased in the three months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of decreases in Professional Fees and Occupancy and Equipment Rental. The decrease was partially offset by an increase in Travel and Related Expenses and Communications and Information Services as a result of increased travel and research costs. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors. The decrease in Occupancy and Equipment Rental is primarily related to excess office space which existed during the third quarter of last year.

Other Expenses of $0.5 million in the three months ended September 30, 2008 relate to amortization of intangibles associated with the acquisitions of Protego and Braveheart. Other Expenses of $4.8 million for the three months ended September 30, 2007 include a stock-based component of a severance agreement of $1.1 million and the amortization of intangible assets of $3.7 million.

Nine Months Ended September 30, 2008 versus September 30, 2007

Advisory Revenue, including Interest Income and Other Revenue, net, allocated to this segment, was $152.5 million in the nine months ended September 30, 2008 compared to $211.2 million in the same period in 2007, which represents a decrease of 28%. U.S. and European Advisory business earned Advisory Revenue from 68 different clients during the nine months ended September 30, 2008, compared to 60 different clients during the nine months ended September 30, 2007. Our Mexican Advisory business earned Advisory Revenue from 54 different clients during the nine months ended September 30, 2008, compared to 59 different clients during the nine months ended September 30, 2007. There has been a decrease in the number of large transactions, which has resulted in fewer large transaction fees earned by us in the nine months ended September 30, 2008. The dollar value of North American and Global M&A completed transactions decreased 46% and 26%, respectively, compared to the first nine months of 2007, which is consistent with the decrease in Advisory Revenue for the nine months ended September 30, 2008.

In the nine months ended September 30, 2008, Operating Expenses were $120.4 million as compared to $131.2 million in the same period for 2007, a decrease of $10.9 million, or 8%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $90.4 million as compared to $98.6 million in the same period for 2007. The decrease is primarily due to lower incentive compensation due to lower revenues in the first nine months of 2008, offset in part by increased headcount. Advisory non-compensation expenses, as a component of Operating Expenses, for the nine months ended September 30, 2008, were $30.0 million as compared to $32.6 million for the nine months ended September 30, 2007. Non-compensation operating expenses decreased in the nine months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of decreases in Professional Fees. The decrease was partially offset by an increase in Travel and Related Expenses and Communications and Information Services as a result of increased travel and research costs. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors.

Other Expenses of $8.9 million in the nine months ended September 30, 2008 relate to a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement of $7.5 million, as well as amortization of intangibles associated with the acquisitions of Protego and Braveheart of $1.4 million. Other Expenses of $110.2 million for the nine months ended September 30, 2007 include costs incurred for the vesting of Evercore LP Units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $97.6 million, a stock-based component of a severance agreement of $1.1 million and the amortization of intangible assets of $11.6 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands)
PRIVATE EQUITY
Management Fees Including Portfolio Company Fees	$2,785	$3,639	(23)%	$6,785	$10,752	(37)%
Realized and Unrealized (Losses) Gains Including Carried Interest	779	368	112%	2,457	4,290	(43)%

	3,564	4,007	(11)%	9,242	15,042	(39)%

INSTITUTIONAL ASSET MANAGEMENT AND OTHER
Management Fees	375	237	58%	1,102	607	82%
Realized and Unrealized Gains (Losses) Including Performance Fees	362	(959)	NM	(1,679)	162	NM

	737	(722)	NM	(577)	769	NM

Investment Management Revenue	4,301	3,285	31%	8,665	15,811	(45)%
Interest Income and Other Revenue, Net	(6)	130	NM	304	838	(64)%

NET INVESTMENT MANAGEMENT REVENUES	4,295	3,415	26%	8,969	16,649	(46)%

INVESTMENT MANAGEMENT EXPENSES
Operating Expenses	7,083	9,959	(29)%	20,914	26,008	(20)%
Other Expenses	1,695	1,137	49%	4,132	29,495	(86)%

TOTAL INVESTMENT MANAGEMENT EXPENSES	8,778	11,096	(21)%	25,046	55,503	(55)%

INVESTMENT MANAGEMENT LOSS	$(4,483)	$(7,681)	42%	$(16,077)	$(38,854)	59%

Investment Management Results of Operations

Our private equity funds earn management fees of 2% on Committed Capital during their investment period and 1% of Invested Capital thereafter. By January 2008, all of our U.S. funds completed their investment period, causing the step-down in fees, resulting in a 37% decline in management fees earned for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, management fee calculations for U.S. Funds were based on $519.9 million of Invested Capital at 1%. For the nine months ended September 30, 2007, the management fee for U.S. Funds was based on $653.1 million of committed capital at 2%. We expect management fees to decline over the remaining life of the funds as the funds continue to exit their portfolio company holdings. However, as the Company raises or sponsors new funds in the future, we would expect to earn fees on any future committed capital.

In addition, the General Partner of ECP II earns carried interest of 20% based on the Fund’s performance, provided it generates an 8% preferred return to its limited partners. The Company owns 8%-9% of the carried interest earned by the General Partner of ECP II. As of September 30, 2008, ECP II generated $2.5 million of Realized and Unrealized Gains Including Carried Interest.

Three Months Ended September 30, 2008 versus September 30, 2007

Net Investment Management Revenue was $4.3 million in the three months ended September 30, 2008, an increase of $0.9 million, or 26%, as compared to $3.4 million in the same period of 2007. Private Equity revenue, as a component of Investment Management Revenue, was $3.6 million in the three months ended September 30, 2008, a decrease of $0.4 million, or 11%, compared to Private Equity revenue of $4.0 million in the same period in 2007. Private equity revenues declined in the three months ended September 30, 2008 compared to those in the three months ended September 30, 2007 primarily due to the step-down in management fees in 2008 from 2% of committed capital to 1% of invested capital in accordance with the ECP II partnership agreement. Realized and unrealized gains have increased compared to the third quarter of 2007 due to the partial realization of five portfolio companies as a result of a direct secondary sale. Institutional Asset Management and Other revenue generated $0.7 million of revenue in the three months ended September 30, 2008, compared to a loss of $0.7 million the same period in 2007. The increase is attributable to smaller losses in EAM’s business and on our seed capital investments in EAM’s funds, as well as by increases in fees related to the growth of assets under management in Mexico. Net Interest Income and Other Revenue remained flat versus the same period in 2007.

Investment Management Operating Expenses were $7.1 million in the three months ended September 30, 2008, a decrease of $2.9 million, versus expenses of $10.0 million in the same period for 2007. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $5.1 million in the three months ended September 30, 2008, a $1.4 million, or 21% decrease compared to the same period in 2007. The decrease in Employee Compensation and Benefits Expense is primarily the result of decreased headcount. Non-compensation expenses as a component of Operating Expenses in the three months ended September 30, 2008 decreased by $1.5 million, or 43%, compared to the same period in 2007 as a result of decreases in Professional Fees and Occupancy and Equipment Rental. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors. The decrease in Occupancy and Equipment Rental is primarily related to excess office space which existed during the third quarter of last year.

Total Other Expenses of $1.7 million in the three months ended September 30, 2008, primarily related to accelerated share-based vesting. Other Expenses of $1.1 million for the three months ended September 30, 2007 relate to a stock-based component of a severance agreement.

Nine Months Ended September 30, 2008 versus September 30, 2007

Net Investment Management Revenue was $9.0 million in the nine months ended September 30, 2008, a decrease of $7.7 million, or 46%, as compared to $16.6 million in the same period of 2007. Private Equity revenue, as a component of Investment Management Revenue, was $9.2 million in the nine months ended

September 30, 2008, a decrease of $5.8 million, or 39%, compared to Private Equity revenue of $15.0 million in the same period in 2007. Private equity revenues declined in the nine months ended September 30, 2008 compared to those in the nine months ended September 30, 2007 primarily due to the step-down in management fees in 2008 from 2% of committed capital to 1% of invested capital in accordance with the ECP II partnership agreement in addition to smaller realized and unrealized gains, including carried interest. Institutional Asset Management and Other revenue generated $0.6 million of losses in the nine months ended September 30, 2008, compared to revenue of $0.8 million in the same period in 2007. The decrease is attributable to losses in EAM’s business and losses on our direct investment in some of EAM’s funds, partially offset by increases in fees related to the growth of assets under management in Mexico. Net Interest Income and Other Revenue was $0.3 million for the nine months ended September 30, 2008, a decrease of $0.5 million versus the same period in 2007.

Investment Management Operating Expenses were $20.9 million in the nine months ended September 30, 2008, a decrease of $5.1 million, versus expenses of $26.0 million in the same period for 2007. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $14.2 million in the nine months ended September 30, 2008, a $0.5 million, or 4% decrease compared to the same period in 2007. Non-compensation expenses as a component of Operating Expenses in the nine months ended September 30, 2008 decreased by $4.6 million, or 41%, compared to the same period in 2007 as a result of decreases in Professional Fees. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors.

Total Other Expenses of $4.1 million in the nine months ended September 30, 2008 relate to Special Charges in connection with the write-off of certain capitalized costs associated with ECP III and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office. Other Expenses of $29.5 million for the nine months ended September 30, 2007 include costs incurred for the vesting of Evercore LP Units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $28.4 million and a stock-based component of a severance agreement of $1.1 million.

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

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$623	$(37,633)
Noncash charges	35,592	98,527
Other operating activities	(26,755)	65,029

Operating activities	9,460	125,923
Investing activities	(10,979)	(7,171)
Financing activities	95,110	(639)
Effect of exchange rate changes	(2,711)	1,416

Net Increase in Cash and Cash Equivalents	90,880	119,529
Cash and Cash Equivalents:
Beginning of Period	193,475	65,420

End of Period	$284,355	$184,949

Nine months ended September 30, 2008

Cash and Cash Equivalents were $284.4 million at September 30, 2008, an increase of $90.9 million versus Cash and Cash Equivalents of $193.5 million at December 31, 2007. Operating activities during the nine months ended September 30, 2008 resulted in a net inflow of $9.5 million, principally driven by cash earnings and an increase in accounts receivable. Cash of $11.0 million was used in investing activities primarily to meet the Company’s commitment to contribute capital to the Private Equity Funds and Pan. Financing activities during the period provided cash of $95.1 million, primarily due to $120.0 million of cash inflows from the Senior Notes and Warrants issued, offset by $14.8 million of distributions to Evercore LP Limited partners, $6.3 million in Treasury Stock Purchased and dividends paid of $4.6 million.

Nine months ended September 30, 2007

Cash and cash equivalents were $184.9 million at September 30, 2007, an increase of $119.5 million versus cash and cash equivalents of $65.4 million at December 31, 2006. Operating activities during the nine months ended September 30, 2007 resulted in a net inflow of $125.9 million. The net inflow from operating activities was principally driven by cash earnings and the decrease in Accounts Receivable of $40.0 million. Cash of $7.2 million was used in investing activities, principally for the purchase of furniture, equipment and leasehold improvements and investments. Financing activities during the period used cash of $0.6 million driven principally by $39.7 million used for distributions to Evercore LP Limited partners and dividends paid of $2.9 million, which was offset by the inflow of $42.1 million provided by the Follow-On Offering.

Liquidity and Capital Resources

General

Our current assets include Cash and Cash Equivalents and Accounts Receivable in relation to earned advisory fees. Our current liabilities include accrued expenses and employee compensation. We traditionally have made payments for employee bonuses and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with the Company’s corporate estimated payment calendar; these payments are made prior the end of each calendar quarter. In addition, dividends on Class A common shares are paid when and if declared by the Board of Directors, which is generally quarterly.

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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. The domestic and global markets and economic conditions have been disruptive and volatile throughout 2008. In particular, the cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. In addition, global equity prices have declined significantly. As a result of concern about the stability of markets and the strength of counterparties, many lenders and institutional investors have materially reduced funding to many borrowers. Revenue generated by our Advisory business is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally has decreased, thereby reducing the demand for our advisory services and increasing price competition among financial services companies seeking such engagements. Our operating results would be adversely affected by any such reduction in the number or value of mergers and acquisitions transactions. In addition, in the event of a market or general economic downturn, the private equity funds that our Investment Management business manages also may be impacted by reduced valuations and opportunities to exit and realize value from their investments and our institutional asset management business would be expected to generate lower revenue because investment advisory fees we receive typically are in part based on the market value of underlying publicly traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $25.0 million of Evercore Class A Common Stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued

at any time and does not have a specified expiration date. In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2008, we repurchased 375,246 shares for $6.3 million related to share deliveries.

On August 21, 2008, we entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from the Company $120.0 million principal amount of Senior Notes and Warrants. The holder of the Senior Notes may require us to purchase, for cash, all of any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal the Accreted Amount, plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at the option of the Company at any time within 90 days following the date on which Mizuho notifies the Company that it is terminating their Strategic Alliance Agreement. Senior Notes held by any other holder than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at the option of the Company at any time beginning on the third anniversary of closing. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

Pursuant to the agreement, Mizuho may not transfer the Senior Notes or Warrants until either (a) after August 16, 2012 or (b) if the Strategic Alliance Agreement is terminated, the later of the third anniversary of the closing of the purchase of the Senior Notes and Warrants or one year following such termination. We have a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased in the open market or acquired by exercise of the Warrants and associated Common Stock issued as dividends.

The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

We have made certain capital commitments, with respect to our investment activities, which are included in the Contractual Obligations section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

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

Certain of the Company’s subsidiaries are registered entities and are subject to capital requirements. For further information see Note 16—Regulatory Authorities.

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

PCB has procedures in place to monitor the daily risk limits for positions taken, as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is Value at Risk, which is a statistical measure, at a 98% confidence level, of the potential losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year’s historical data. PCB’s Risk Management Committee meets monthly to analyze the overall market risk exposure based on positions taken, as well as the credit risk based on the collateral pledged under these agreements against the contract value from inception to maturity date.

As of September 30, 2008 and December 31, 2007, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	September 30, 2008		December 31, 2007
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$246,283		$226,868
Securities Purchased Under Agreements to Resell	119,340	$119,401	58,834	$58,641

Total Assets	365,623		285,702
Liabilities
Securities Sold Under Agreements to Repurchase	(366,076)	$(365,684)	(285,864)	$(285,508)

Net Assets (Liabilities)	$(453)		$(162)

Risk Measures
Value at Risk	$106		$25

Sensitivity to a 100 basis point increase in the interest rate	$(759)		$(838)

Sensitivity to a 100 basis point decrease in the interest rate	$777		$860

We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Contractual Obligations

In conjunction with the lease of office space in New York and San Francisco, the Company has entered into unsecured letters of credit in the amounts of $4.9 million.

As of September 30, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, unrecognized tax benefits have been excluded from the above commitment and contractual obligations.

As of September 30, 2008, we estimate the contractual obligations related to the Tax Receivable Agreements (as noted the Company’s Annual Report on Form 10-K for the year ended December 31, 2007) to be $39.4 million. We expect to pay to the counterparties to the Tax Receivable Agreement $1.2 million within one year or less, $8.2 million in one to three years, $7.7 million in three to five years and $22.3 million after five years.

As of September 30, 2008, we estimate the contractual obligations related to the Senior Notes to be $194.9 million. Pursuant to the Senior Notes, we expect to make payments to the notes’ holder of $6.2 million within one year or less, $18.7 million in one to three years, $12.5 million in three to five years and $157.5 million after five years.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $8.7 million and $9.1 million as of September 30, 2008 and December 31, 2007, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our Private Equity Funds.

On July 21, 2008, we committed capital of approximately $8.9 million to Pan, a newly-created asset management firm. The Capital is expected to be drawn down as needed over a period of seven years, subject to the Board’s approval for the first five years.

On September 8, 2008, we committed, subject to certain conditions, to a capital investment of $150.0 million to HighView, a newly-created asset management firm. The Capital is expected to be drawn down as needed over a period of four to five years.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would result in a decrease in pre-tax income of approximately $2.9 million.

Asset Management

The Company maintains an equity interest in EAM of 32.7% and also invests in funds managed by EAM. The funds managed by EAM principally hold readily-marketable investment securities. EAM is an institutional investment management firm that manages deep value investments in small- and mid-capitalization companies. As of September 30, 2008, the fair value of the Company’s investments with EAM, based on closing prices, was $3.2 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.3 million for the nine months ended September 30, 2008.

PCB

See the Liquidity and Capital Resources section of the MD&A for a discussion of collateralized financing transactions at PCB.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to the Company’s financial results. A significant portion of the Company’s Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2008, the net impact of the fluctuation of foreign currencies recorded in Accumulated Other Comprehensive Income was $(0.9) million. It is currently not our intention to hedge our foreign currency exposure and we will reevaluate this policy from time to time. We do not believe normal fluctuations in foreign currency exchange rates will have a material effect on our financial condition, results of operations or liquidity.

Credit Risks

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of September 30, 2008 and December 31, 2007, total receivables amounted to $21.5 million and $47.7 million, respectively, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded minimal bad debt expense for the nine months ended September 30, 2008 and 2007, respectively.

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

Recently Issued Accounting Standards

SFAS 141(R)—In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS 160—In December 2007, the FASB issued SFAS 160, which amends ARB 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 will effect the presentation of the Condensed Consolidated Financial Statements, primarily by including non-controlling interest as a separate component of stockholders’ equity on the Condensed Consolidated Statements of Financial Condition.

FSP FAS 157-3—In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of FASB Statement No. 157, Fair Value Measurements, in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance and did not have a material impact on our financial condition, results of operations and cash flows.

SFAS 162—In May 2008, the FASB issued SFAS 162. SFAS 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption is not expected to have an impact on our financial condition, results of operations and cash flows.

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

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2008, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The statements contained in Exhibits 31.1 and 31.2 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.

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

On August 15, 2006, Stephen S. Gray, as trustee of the High Voltage Engineering Liquidating Trust (the “Plaintiff”), filed a motion in the bankruptcy court seeking to undo an order entered in November 2004 approving $2.34 million in fees and expenses for Evercore Restructuring’s services, alleging, among other matters, that Evercore Restructuring should have known that the projections prepared by High Voltage in connection with the first bankruptcy proceedings were inaccurate. On September 8, 2006, Evercore Restructuring responded in the bankruptcy court denying the factual allegations and asserting a variety of legal bases to deny the request. In January 2007, the bankruptcy court decided in favor of Evercore Restructuring and denied the Plaintiff’s motion. In September 2007, the United States District Court affirmed the decision. Plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. The parties are in the process of briefing the appeal. On October 6, 2008, the First Circuit denied the Plaintiff’s appeal and the Plaintiff has requested an en banc review of the panel decision.

In addition, on August 15, 2006, the same Plaintiff filed a complaint against Evercore Restructuring and Jefferies & Company, Inc. in the United States District Court of Massachusetts. The Plaintiff’s complaint asserts claims against Evercore Restructuring for gross negligence and breach of fiduciary duty in connection with the High Voltage engagement. In September 2007, the District Court granted Evercore Restructuring judgment on the pleadings. Plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. The parties briefed the appeal, and the First Circuit held oral arguments on June 4, 2008. On October 6, 2008, the First Circuit denied the Plaintiff’s appeal and the Plaintiff has requested an en banc review of the panel decision.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

2008	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 1 to July 31	88,875	$12.91	—	—
August 1 to August 31	—	—	—	—
September 1 to September 30	30,906	16.32	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Amendment to Employment Agreement dated November 6, 2008 with Dr. Pedro Carlos Aspe Armella

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008

Evercore Partners Inc.

By:	/s/ ROGER C. ALTMAN
Name:	Roger C. Altman
Title:	Chairman and Chief Executive Officer

By:	/s/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.1	Amendment to Employment Agreement dated November 6, 2008 with Dr. Pedro Carlos Aspe Armella

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)