Form 10-K
period 2008-12-31
Evercore Partners Inc.
filed 2009-03-13
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO ..

Commission File No. 001-32975

EVERCORE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 East 52 nd Street, New York, New York	10055
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 857-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

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
(do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2008 was approximately $109.4 million, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $9.50 per share and on the par value of the registrant’s Class B common stock, par value $0.01 per share.

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of March 9, 2009, was 12,213,297. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of March 9, 2009 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Evercore Partners Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2009 annual meeting of stockholders to be held on June 3, 2009 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

EVERCORE PARTNERS INC.

PART I

Available Information

Our website address is www.evercore.com. We make available free of charge on the Investor Relations section of our website (http://ir.evercore.com) our Annual Report on Form 10-K (“Form 10-K”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. From time to time we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://ir.evercore.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “Email Alert” section at http://ir.evercore.com. We do not intend for information contained in our website to be part of this Form 10-K.

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

Overview

Evercore is one of the leading investment banking boutiques in the world based on the dollar volume of announced worldwide merger and acquisition (“M&A”) transactions on which we have advised since 2003. When we use the term “investment banking boutique,” we mean an investment banking firm that directly or through its affiliates does not underwrite public offerings of securities or engage in commercial banking activities. We provide advisory services to prominent multinational corporations on significant mergers, acquisitions, divestitures, restructurings and other strategic corporate transactions. Evercore also includes an Investment Management business through which we manage private equity funds and institutional assets for sophisticated institutional investors and provide wealth management services for high net-worth individuals. We serve a diverse set of clients around the world from our offices in New York, Boston, San Francisco, London, Mexico City and Monterrey.

We were founded on the belief that there was an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product financial institutions. We also believed that the broad set of relationships of an independent advisory business would provide the foundation for a differentiated investment platform.

From the time of our founding in 1996, we have grown by expanding the range of our advisory and investment management services. In our Advisory business, at February 5, 2009 we had 35 Senior Managing Directors with expertise and client relationships in a number of industry sectors, including telecommunications, technology, aerospace and defense, media, energy and power, general industrial, consumer products, chemicals, automotive, and financial institutions: 20 in the United States, 6 in Mexico and 9 in Europe. Our Advisory business has a particular focus on advising multinational corporations on large, complex transactions. In addition, we have professionals with extensive restructuring experience. Our Investment Management business encompasses three sectors: (1) Private Equity, with funds focusing on middle market investing in both the U.S. and Mexico; (2) Institutional Asset Management, in the U.S. through Evercore Asset Management L.L.C. (“EAM”) and in Mexico through Protego Casa de Bolsa (“PCB”); and (3) Wealth Management, through Evercore Wealth Management (“EWM”) in the U.S. and Evercore Pan-Asset Capital Management (“Pan”) in the U.K. Each of these businesses is led by senior investment professionals with extensive experience in their respective fields. In aggregate, our Investment Management business has nine Senior Managing Directors as well as a number of highly experienced Portfolio Managers.

We have grown from three Senior Managing Directors at our inception to 46 at February 5, 2009. We expect to continue our growth by hiring highly-qualified professionals, expanding into new geographic areas, deepening our coverage of key industry sectors and growing and diversifying our Investment Management products and services. We opened our New York office in 1996 and our San Francisco office in 2005. On August 10, 2006 we combined with Protego Asesores S. de R.L. (“Protego”) in Mexico, with offices in Mexico City and Monterrey, and on December 19, 2006 we acquired Braveheart Financial Services Limited (“Braveheart”), with an office in London. Braveheart was subsequently renamed Evercore Partners Limited (“Evercore Europe”).

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

Advisory

Our Advisory business provides confidential, strategic and tactical advice to both public and private companies, with a particular focus on large, multinational corporations. By virtue of their prominence, size and sophistication, many of our clients are more likely to require expertise relating to larger and more complex situations. We have advised on numerous noteworthy transactions, including:

• Wyeth on its pending sale to Pfizer	• Electronic Data Systems on its sale to Hewlett-Packard

• The Special Committee of Time Warner Cable on its pending separation from Time Warner	• Centennial Communications on its pending sale to AT&T

• First Data on its leveraged buyout by Kohlberg Kravis & Roberts & Co.	• LyondellBasell on its restructuring

• General Motors on the Delphi restructuring and various other matters	• Swiss Re on its investment from Berkshire Hathaway

• Tyco on its split-up	• AT&T on its acquisition of BellSouth

• E*TRADE Financial on its capital raise from Citadel	• Cendant on its split-up

• Smiths Group on its sale of its Aerospace division to General Electric	• Credit Suisse on its sale of Winterthur to AXA

• CVS on its acquisition of Caremark	• IntercontinentalExchange on its acquisition of the New York Board of Trade

• SBC on its acquisition of AT&T and on Cingular’s acquisition of AT&T Wireless	• Realogy on its leveraged buyout by Apollo Management

• Cerberus on the financing of its acquisition of Chrysler	• Apax Partners on its acquisition of Thomson Learning

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

•

Transaction Excellence. Since the beginning of 2003, we have advised on more than $600 billion of announced transactions, including acquisitions, sale processes, mergers of equals, special committee advisory assignments, recapitalizations and restructurings. We have provided significant advisory services on multiple transactions for AT&T (including its predecessor company, SBC), CVS, Dow Jones, EDS, E*TRADE Financial, General Mills, General Motors and Swiss Re, among others.

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

Our Advisory business generates revenue from fees for providing advice and investment banking services on mergers, acquisitions, restructurings and other strategic transactions. In 2008 our Advisory business generated $181.6 million, or 95%, of our revenues, excluding Other Revenue, net, and earned advisory fees from 149 clients.

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

We strive to earn repeat business from our clients. However, we operate in a highly-competitive environment in which there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately negotiated and awarded. To develop new client relationships, and to develop new engagements from historical client relationships, we maintain an active dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained new clients each year through our business development initiatives, through recruiting additional senior professionals who bring with them client relationships and through referrals from directors, attorneys and other third parties with whom we have relationships.

Investment Management

Our Investment Management business encompasses three sectors: (1) Private Equity, composed of five private equity funds with aggregate capital commitments of over $1.4 billion as of December 31, 2008; (2) Institutional Asset Management, in the U.S. through EAM, which provides U.S. equity investing products, and in Mexico through PCB, which manages fixed income products; and (3) Wealth Management, through EWM in the U.S. and Pan in the U.K. Each of these businesses is led by senior investment professionals with extensive experience in their fields. Private Equity is Evercore’s most established Investment Management business, while Institutional Asset Management and Wealth Management include more recently established businesses which are still in the early stages of growth. Our Investment Management business principally manages and invests capital on behalf of third parties, including a broad range of institutional investors such as corporate and public pension funds, endowments, foundations, insurance companies, family offices and high net worth individuals. In 2008, our Investment Management business generated revenue of $11.2 million from our Private Equity sector, $(1.4) million from our Institutional Asset Management sector and $(0.4) million from our Wealth Management sector.

Private Equity—Our Private Equity business sponsors value-oriented, middle-market private equity funds in both the U.S. and Mexico. The U.S. funds are known as Evercore Capital Partners L.P. and its affiliated entities (collectively, “ECP I”), Evercore Capital Partners II L.P. and its affiliated entities (collectively, “ECP II”) and Evercore Venture Partners L.P. and its affiliated entities (collectively, “EVP”). Our first Mexico fund is Discovery Americas I, L.P. (“the Discovery Fund”) and our second fund is known as Evercore Mexico Capital Partners II (“EMCP II”).

As of December 31, 2008, ECP I and ECP II have invested over $431.6 million in 11 companies and EVP has invested $20.2 million. The funds typically hold investments for three to seven years and systematically evaluate exit opportunities throughout the holding period. EMCP II has made its first investment of $20.6 million in a pharmaceutical company.

Our Private Equity sector primarily generates revenue from (1) fees earned for our management of the funds, (2) portfolio company fees and (3) gains (losses) on investments of our own capital in the funds.

The historical Combined Statements of Operations for the period prior to the August 10, 2006 IPO included the results of the general partners of the private equity funds Evercore managed. Following the IPO, the Company does not consolidate the results of the general partners of those private equity funds, as they were not contributed as part of the formation transaction. However, through its equity interest in the general partner of ECP II and the Discovery Fund, Evercore recognizes as revenue 8% to 10% of any carried interest from these funds plus the pro rata share of realized and unrealized gains and losses associated with capital invested.

Evercore currently intends to be entitled to 100% of any management fees and portfolio company fees earned in relation to any private equity fund formed after the IPO that it manages. The Company also currently intends to consolidate the general partners of any private equity fund formed after the IPO that it manages and has a commitment of 10% to EMCP II. Accordingly, it expects to record as revenue 100% of any carried interest and realized or unrealized gains (or losses) on investments earned by these entities. However, the Company expects to allocate to its Senior Managing Directors and other employees, through the direct interests these individuals will hold, a significant percentage of any such carried interest. In addition, these individuals will be entitled to any such gains (or losses) on investment based on the amount of capital they contribute in respect of any such fund. Unlike our pre-IPO private equity funds, the Company currently intends to make significant capital commitments to any future private equity fund it manages.

Institutional Asset Management—We have two businesses that provide institutional asset management services for third party investors, principally in a separate account format: EAM, which manages U.S. public equity investment products and PCB, which manages Mexican fixed income products.

•	EAM: In October 2005, we formed EAM. EAM focuses on long-only investments in small- and mid-capitalization publicly-traded U.S. companies. The firm comprises a core team of professionals with long-standing working relationships and a deep commitment to fundamentally-oriented equity investing. EAM’s business development focuses on the institutional pension, endowment and foundation market. As of December 31, 2008, EAM had $165.7 million in assets under management. We do not consolidate the results of EAM, but rather recognize our pro rata share of income or losses based on our 32.7% ownership interest in the joint venture.

•

PCB: In 2005, Protego formed PCB, an asset management business focused on peso-denominated money market and fixed income securities for institutional and high net-worth investors in Mexico. As of December 31, 2008, PCB had 8.8 billion Mexican pesos in assets under management. We own a 70% interest in PCB. Revenue earned from the Institutional Asset Management sector includes PCB’s management fees and performance fees. Interest revenue is derived from investing customer funds in financing transactions with PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.

Additionally, in September 2008, we made a commitment, subject to certain conditions, to become a strategic partner in the HighView Investment Group (“HighView”), in conjunction with Ralph Schlosstein, the co-founder and former President of BlackRock Inc., and two other institutional investors. HighView’s primary focus is to acquire minority interests in independent alternative asset managers. As of December 31, 2008, HighView had not made any acquisitions and is in the process of raising additional funds and evaluating its primary focus in light of market conditions.

Wealth Management—In 2008, we entered the wealth management business. In July 2008, we acquired a 50% stake in Pan, a U.K. based wealth management firm providing asset allocation advisory services and products to high net-worth individuals, charities and endowments. In November 2008, we formed EWM under the leadership of Jeff Maurer, the former Chairman and CEO of U.S. Trust. EWM serves clients with more than $5 million in investable assets and offers services such as investment policy creation, asset allocation, customized investment management, manager selection, performance reporting and financial planning. As of February 17, 2009, EWM had built a team of 22 experienced professionals, including eight Portfolio Managers. Revenue from the Wealth Management sector is earned through the management of client investment portfolios. Market value based management fees are charged as a percentage of assets under management and recognized on an accrual basis.

Results by Segment and Geographic Location

See Note 22 to our consolidated/combined financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.

People

As of December 31, 2008, we employed a total of 335 people, including our Senior Managing Directors. We use the title Senior Managing Director to refer to our most senior investment banking, private equity and corporate professionals, which includes our executive officers. We also employ eight individuals involved in asset management, which we refer to as Portfolio Managers. None of our employees are subject to any collective bargaining agreements and we believe we have good relations with our employees.

As an investment banking boutique, our core asset is our professional staff, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining Evercore, many of our Senior Managing Directors and Portfolio Managers held senior level positions with other leading corporations, financial services firms, law firms or investment firms.

Competition

The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are other investment banking, financial advisory and investment management firms. We compete both globally and on a regional, product or niche basis. We compete on the basis of a number of factors, including transaction execution skills, investment performance, our range of products and services, innovation, reputation and price.

We believe our primary competitors in securing advisory engagements are Bank of America, Barclays, Credit Suisse, Citigroup, Goldman Sachs, JPMorgan Chase, Lazard, Morgan Stanley, UBS Investment Bank and other large investment banking firms as well as investment banking boutiques such as The Blackstone Group, Centerview Partners, Greenhill and Moelis, among others.

We believe that we face a range of competitors in our Investment Management business, with numerous other firms providing competitive services in each of our business sectors. In our Private Equity sector, our competition includes private equity funds of all sizes and we expect to face competition both for our private equity funds and in making acquisitions of portfolio companies. In our Institutional Asset Management sector, each of EAM and PCB face substantial competition from a large number of asset management companies, many of which are larger, more established firms with greater brand name recognition and more extensive client bases. Our Wealth Management sector competes with domestic and global private banks, regional broker-dealers, independent broker-dealers, registered investment advisors, commercial banks, trust companies and other financial services firms offering wealth management services to U.S. clients, many of which have substantially greater resources and offer a broader range of services.

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

United States

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

Two of our affiliates, EWM and EAM, are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions.

Mexico

PCB, our asset management subsidiary in Mexico, is authorized by the Mexican Ministry of Finance to act as a broker-dealer and financial advisor in accordance with the Mexican Securities Market Law. PCB is subject to regulation and oversight by the Mexican Ministry of Finance and the Mexican National Banking and Securities Commission, including the maintenance of minimum capital requirements. In addition, the Mexican Broker Dealer Association, a self-regulatory organization that is subject to oversight by the Mexican National Banking and Securities Commission, adopts and enforces rules governing the conduct, and examines the activities of, its member broker-dealers, including PCB.

United Kingdom

Authorization by the Financial Services Authority (“FSA”). The current U.K. regulatory regime is based upon the Financial Services and Markets Act 2000 (the “FSMA”), together with secondary legislation and other rules made under the FSMA. Under section 19 of the FSMA, it is an offense for any person to carry on “regulated activities” in the United Kingdom unless it is an authorized person or otherwise exempt from the need to be authorized. The various “regulated activities” are set out in the FSMA (Regulated Activities) Order 2001 (as amended). They include, among other things: advising on investments; arranging deals in investments; dealing in investments as agent; managing investments (i.e., portfolio management) and the safeguarding and administration of assets (including the arranging of such safeguarding and administration).

Regulatory capital. Regulatory capital requirements form an integral part of the FSA’s prudential supervision of FSA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties’) financial stability. The FSA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high level requirement for firms to have adequate financial resources. Regulatory capital requirements exist on two levels. The first is a solo requirement aimed at individual authorized entities (with the relevant firm being required to submit periodic reports to demonstrate compliance with the relevant requirement). The second is a consolidated (or group) requirement and relates to a part of or the entire group of which an authorized firm or firms form part. The FSA’s rules in relation to capital requirements were updated in 2007 to implement the recast EU Capital Requirements Directive (“CRD”), which came fully into force in the United Kingdom in January 2007. The CRD, which amended two capital requirements directives (The Banking Consolidation Directive and the Capital Adequacy Directive), introduced a more risk-sensitive approach to capital adequacy (with a particular emphasis on operational risk).

Money laundering. The U.K. Money Laundering Regulations 2007 came into force on December 15, 2007. The Regulations, which implement the Third EU Money Laundering Directive, require firms to have procedures in place to prevent money laundering and to take a risk based approach to focus the efforts where they are most needed. This includes client due diligence, monitoring, staff training and awareness. Failure to maintain the necessary procedures is a criminal offense. The Proceeds of Crime Act 2002 also contains a number of offenses in relation to money laundering.

Regulatory Framework in the European Union. Evercore Europe has obtained the appropriate European investment services passport rights to provide cross-border services into a number of other members of the European Economic Area, which we refer to as the EEA. This “passport” derives from the pan-European regime established by the EU Markets in Financial Instruments Directive (“MiFID”) which regulates the provision of investment services and activities throughout the EEA. MiFID provides investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as “host member states”) on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This is known as “passporting”. MiFID was required to be implemented across the EEA on November 1, 2007. MiFID made substantial and important changes to the way in which our business is conducted across the EEA. These include, among others, an extension to the scope of the “passport” but also clarification that the conduct of business rules of a host member state are not to apply to a firm providing services within its territory on a cross-border basis (host member state conduct of business rules will apply to branches). Evercore Europe has implemented MiFID and we believe our business is now compliant with the requirements of MiFID.

General

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

The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States and Mexican Financial Authorities, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a regulated entity or its directors, officers or employees.

Item 1A.	Risk Factors

Risks Related to Our Business

Difficult market conditions have affected and may continue to adversely affect our business in many ways, including reducing the volume of the transactions involving our Advisory business and reducing the value or performance of the investments made by our Investment Management businesses, which, in each case, has reduced and may continue to materially reduce our revenue or income.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. We have benefited from the past record levels of M&A activity, however since the second half of 2007, overall M&A activity has declined. The market and economic climate may further deteriorate because of many factors beyond our control, including inability to access credit markets, rising interest rates or inflation, terrorism or political uncertainty. Revenue generated by our Advisory business is directly related to the volume and value of the transactions in which we are involved. During this period of unfavorable market and economic conditions, the volume and value of M&A transactions has decreased, thereby reducing the demand for our advisory services and increasing price competition among financial services companies seeking such engagements. Our operating results have been adversely affected by this reduction in the volume or value of mergers and acquisitions transactions and any continuation of this economic downturn could further reduce the demand for our Advisory services and present new challenges. In addition, in the event of a further market or general economic downturn, the private equity funds that our Investment Management business manages also may be impacted by further reduced valuations and opportunities to exit and realize value from their investments, and independent of our existing funds’ performance, difficult market conditions can materially adversely affect our ability to raise any new funds in the future or may prevent us from raising such funds, launching new products, offering new services or raising additional assets in our Institutional Asset or Wealth Management businesses. Our Institutional Asset and Wealth Management businesses would be expected to generate lower revenue during an economic downturn because investment advisory fees we receive typically are in part based on the market value of underlying publicly traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

We depend on our Senior Managing Directors, including our executive officers, and the loss of their services could have a material adverse effect on us.

We depend on the efforts and reputations of our Senior Managing Directors, including our executive officers. Our senior leadership team’s reputations and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, Mr. Mestre, Co-Vice Chairman, and Mr. Altman, Co-Chairman and Chief Executive Officer, make significant contributions to our Advisory business and our operations and performance in Mexico and Europe are particularly dependent on the efforts and reputations of Mr. Aspe, Co-Chairman, and Mr. Taylor, Co-Vice Chairman, respectively. In addition, many of our investment businesses, including EWM, Pan, and EAM, are dependent on a small number of senior portfolio managers and executives of those businesses.

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

We have experienced growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend, among other things, on our ability to successfully identify practice groups and individuals to join our firm. It may take more than one year for us to determine whether new professionals will be profitable or effective. Typically, we hire new Senior Managing Directors and Portfolio Managers in the middle of a calendar year, but the new hires do not begin to generate significant revenue until the following calendar year. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain profitable professionals, we will not be able to implement our growth strategy and our financial results may be materially adversely affected. During 2008 and as of February 5, 2009, Evercore announced the hiring of nine new Senior Managing Directors across the firm. Within its Advisory business, seven new Senior Managing Directors were added, expanding the firm’s capabilities in the Consumer/Retail, Energy, Health Care, Chemicals and Aerospace/Defense sectors and its presence in Europe.

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

Our failure to deal appropriately with conflicts of interest could damage our reputation and materially adversely affect our business.

As we have expanded the scope of our business, we increasingly confront potential conflicts of interest relating to our Advisory and Investment Management businesses. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses.

Because of our various lines of asset management and advisory businesses, we will be subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. In addressing these conflicts and regulatory requirements across our various businesses, we have implemented certain policies and procedures (for example, information walls) that may reduce the positive synergies that we cultivate across these businesses. For example, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment or issuers that are our advisory clients. As a consequence, we may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them.

If we are unable to consummate or successfully integrate additional acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

Our growth strategy is based, in part, on the selective acquisition, development and investment in advisory businesses, investment management businesses or other business complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things:

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

Our inability to sponsor start-ups, or to integrate acquired businesses successfully could have adverse consequences to our business.

We have experienced significant growth through acquisitions and we expect to continue to grow through additional acquisitions and by sponsoring start-up of Portfolio Managers from other institutions. Acquisitions and start-ups, which by definition have a limited operating history, generally result in increased operating and administrative costs. We may not be able to manage or integrate the acquired or start-up companies or businesses successfully. The process of combining acquired businesses or providing a platform for new investment management business may be disruptive to our business and may cause an interruption or reduction of our business as a result of the following factors, among others:

•	loss of key employees or customers;

•	possible inconsistencies in or conflicts between standards, controls, procedures and policies and the need to implement company-wide financial, accounting, information technology and other systems;

•	failure to maintain the quality of services that have historically been provided;

•	failure to coordinate geographically diverse organizations; and

•	the diversion of management’s attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we expect to result from integrating acquired companies or sponsoring start-ups and may cause material adverse short- and long-term effects on our operating results, financial condition and liquidity.

Even if we are able to integrate the operations of acquired businesses into our operations or successfully launch start-up investment management business, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of approving the transaction. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer engagements and relationships, operating costs and competitive factors, many of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions.

Most of our recent acquisitions have involved the purchase of the equity of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company may expose us to liability for actions taken by an acquired business and its management before the acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies generally would not be sufficient to protect us from or compensate us for, actual liabilities. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our operating results, financial condition and liquidity.

Our revenue and profits are highly volatile, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.

Our revenue and profits are highly volatile. We generally derive Advisory revenue from a limited number of advisory engagements that generate significant fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, our financial results will likely fluctuate from quarter to quarter based on the timing of when those fees are earned. It may be difficult for us to achieve steady earnings growth on a quarterly basis, which could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.

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

The timing and receipt of carried interest generated by our private equity funds is uncertain and will contribute to the volatility of our Investment Management revenue. Carried interest depends on our funds’ investment performance and opportunities for realizing gains, which may be limited. In addition, it takes a substantial period of time to identify attractive private equity or venture capital opportunities, to raise the funds needed to make an investment and then to realize the cash value of an investment through resale, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds. Moreover, if legislation were to be introduced in the U.S. Congress or by state governments to tax carried interest as ordinary income rather than as capital gains, adoption of any such legislation could adversely affect our ability to recruit, retain and motivate our current and future Senior Managing Directors and other employees in our Private Equity business. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds. In addition, the Company also records carried interest, which could further increase the volatility of our quarterly results.

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

In addition, two of our affiliates are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions.

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

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including the $120.0 million principal amount of senior unsecured notes issued to Mizuho Corporate Bank, Ltd. (“Mizuho”) due 2020 with a 5.20% coupon (the “Senior Notes”). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes.

Risks Related to Our Advisory Business

A majority of our revenue is derived from advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our advisory engagements could have a material adverse effect on our financial condition and operating results.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our advisory clients. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Advisory services accounted for 96%, 93% and 88% of the Predecessor Company and Successor Company net revenue in 2008, 2007 and 2006, respectively.

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

A high percentage of our net revenue is derived from a small number of Advisory clients and the termination of any one Advisory engagement could reduce our revenue and harm our operating results.

Each year, we advise a limited number of advisory clients. Our top five advisory clients accounted for 21%, 32% and 40% of the Successor Company and Predecessor Company Net Revenues in 2008, 2007 and 2006, respectively. The composition of the group of clients comprising our largest advisory clients can vary each fiscal year. The composition of the group comprising our largest advisory clients varies significantly from year to year and a relatively small number of clients may account for a significant portion of our advisory revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed.

For the full year ended December 31, 2008, no client accounted for more than 10% of the Company’s consolidated Net Revenues. One client accounted for more than 10% of the Company’s consolidated Net Revenues for the full year ended December 31, 2007.

Legal restrictions on our clients may reduce the demand for our services.

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

If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services declines, or we lose business to new entrants into the restructuring advisory business that are no longer precluded from offering such services due to changes to the U.S. Bankruptcy Code, our restructuring advisory business revenue could suffer.

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

Risks Relating to Our Investment Management Business

Our asset management business depends in large part on our ability to raise capital from third party investors. If we are unable to raise capital from third party investors, we would be unable to collect management fees or deploy their capital into investments and potentially collect transaction fees or carried interest, which would materially reduce our revenue and cash flow and adversely affect our financial condition.

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market or the asset allocation rules or regulations to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, during 2008 a large number of third party investors that invest in alternative assets and have historically invested in our investment funds experienced negative pressure across their investment portfolios, which affected our ability to raise capital from them. As a result of the significant economic downturn during 2008, these third-party investors experienced, among other things, a significant decline in the value of their public equity and debt holdings and a lack of realizations from their existing private equity portfolios. Consequently, many of these investors were left with disproportionately outsized remaining commitments to a number of investment funds, and were restricted from making new commitments to third party managed investment funds such as those managed by us. To the extent economic conditions remain negative and these issues persist, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. If we are unable to successfully raise capital, it could materially reduce our revenue and cash flow and adversely affect our financial condition. In addition, in connection with raising new funds, we have confronted and expect to continue to confront investor requests to decrease fees, which could result in a reduction in the fees, carried interest and incentive fees we earn.

If the investments we make on behalf of our funds and clients perform poorly, we will suffer a decline in our investment management revenue and earnings, we may be obligated to repay certain carried interest we have previously received to the third party investors in our private equity funds, and our ability to raise capital from clients or for future funds may be adversely affected.

Our revenue from our Investment Management business is derived from fees earned for our management of client assets and funds calculated as a percentage of the capital committed to our funds or invested in separate accounts; performance fees or carried interest, earned when certain financial returns are achieved over the life of a fund; gains or losses on investments of our own capital in the fund and monitoring, director and transaction fees. In the event that our investments perform poorly on both realized and unrealized bases, our Investment Management revenues and earnings will suffer a corresponding decline. Such a decline may make it more difficult for us to raise any new funds in the future, may result in such fundraising taking longer to complete than anticipated or may prevent us from raising such funds, launching new products, offering new services or raising additional assets in our Institutional Asset or Wealth Management businesses. In addition, to the extent that, over the life of the funds, we have received an amount of carried interest that exceeds a specified percentage of distributions made to the third party investors in our funds, we may be obligated to repay the amount of this excess to the third party investors.

A portion of our Investment Management activities involves investments in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount we invest in these activities or fail to realize any profits from these activities for a considerable period of time.

We have made principal investments in ECP II and EMCP II and any new private equity funds we may establish in the future may require us to make some additional principal investments. These funds generally invest in relatively high-risk, illiquid assets. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.

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

There are no regularly quoted market prices for a number of investments in our funds. The value of the investments of our funds is determined periodically by us based on applicable accounting principles generally accepted in the United States of America (“U.S. GAAP”) using fair value methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments, and therefore ultimate realized results related to the investment may vary materially from the values based on such assumptions or estimates. In addition, because some of the illiquid investments held by our funds are or may in the future be in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in a fund’s value do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund values would result in losses for the applicable fund and the loss of potential incentive income and principal investments.

The due diligence process that we undertake in connection with investments by our investment funds may not reveal all facts that may be relevant in connection with an investment.

Before making investments in private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

Difficult market conditions can reduce the value or performance of the assets we manage in our Investment Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.

The Institutional Asset Management and Wealth Management sectors of our Investment Management business have and would be expected to generate lower revenue in a market or general economic downturn. In each of these businesses, investment management fees received are typically based on the market value of assets under management. Accordingly, a further decline in the prices of securities would be expected to cause our revenue and income to further decline by causing the value of our assets under management to decrease. In particular, for our PCB business, a lack of liquidity in Mexican government bonds would have a material adverse effect on the business. Difficult market conditions would result in lower investment management fees, causing negative absolute performance returns for some accounts which have performance-based fees, resulting in a reduction of revenue from such fees, and/or causing some of our clients to withdraw funds from our businesses in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower investment management fees.

The Investment Management business is intensely competitive.

The Investment Management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation.

Our Investment Management business competes with a wide range of other investment management providers, including private equity and venture capital firms, asset management firms, commercial banks, investment banks and other financial institutions. A number of factors serve to increase our competitive risks:

•	a number of our competitors have more experience, greater financial and other resources and more personnel than we do;

•

there are relatively few barriers to entry impeding the launch of new investment firms, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business, including major banks and other financial institutions, have resulted in increased competition;

•	certain investors may prefer to invest with private partnerships;

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us; and

•	certain of our investment management businesses are newly established, relatively small and currently unprofitable.

This competitive pressure could adversely affect our ability to make successful investments, retain our personnel and increase assets under management, any of which would adversely impact our revenue and earnings.

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

The time and attention that our Senior Managing Directors and other employees devote to monetizing the investments of ECP I and EVP will not financially benefit us and may reduce the time and attention these individuals devote to our business. The time and attention that these individuals devote to managing ECP I, ECP II and the Discovery Fund may not be as profitable to us as other business activities and opportunities to which they might otherwise have devoted their time and attention.

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

Risks Related to Our International Operations

A substantial portion of our revenues are derived from our international operations, which are subject to certain risks.

In 2008, we earned 26% of our Total Revenues, excluding Other Revenue, from clients and private equity funds located outside of the U.S. We intend to significantly grow our non-U.S. business and this growth is critical to our overall success. In addition, many of our larger clients for our U.S. advisory business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Moreover, given the challenges the U.S. economy is facing, we expect a significant number of non-U.S. entities will play a greater role in the U.S. M&A market. Our non-U.S. operations are relatively small and new, even compared to our U.S. business. As a result, our non-U.S. businesses face the same or even greater competitive pressures.

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

Because revenue generated by Protego’s advisory business, which accounted for 79% of its net revenue in 2008, is directly related to the volume and value of the transactions in which it is involved, during periods of unfavorable market or economic conditions in Mexico, the volume and value of mergers and acquisitions and other types of transactions may decrease, thereby reducing the demand for Protego’s advisory services and increasing price competition among financial services companies seeking such engagements. Protego’s results of operations would be adversely affected by any such reduction in the volume or value of these and similar advisory transactions.

Political events in Mexico, including a change in state and municipal political leadership, may result in disruptions to Protego’s business operations and adversely affect its revenue.

The Mexican government exercises significant influence over many aspects of the Mexican economy and Mexico’s financial sector is heavily regulated. Any action by the government, including changes in the regulation of Mexico’s financial sector, could have an adverse effect on the operations of Protego, especially on its asset management business.

In addition, Protego derives a significant portion of its revenue from advisory contracts with state and local governments in Mexico. The re-election of individual officeholders is prohibited by Mexican law. State governors have six-year terms of office, and local administrations are limited to three or four years, depending on the law of their state. The term limit system may prevent Protego from maintaining relationships with the same clients in the same political positions beyond these periods. After an election takes place, there is no guarantee that Protego will be able to remain as advisors of the new government, even if the new administration is of the same political party as the previous one. Protego has relationships with the three major political parties.

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

As of December 31, 2008, there were 14,888,275 vested and 4,853,165 unvested Evercore LP partnership units held by our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

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

On August 21, 2008, we entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from us Senior Notes along with warrants to purchase 5,454,545 shares of Evercore Class A Common Stock at $22.00 per share (the “Warrants”) expiring in 2020.

At December 31, 2008, we had a total of 12,053,282 shares of our Class A common stock outstanding, of which 2,514,054 shares were restricted and become available for sale beginning in 2011. In addition, our Senior Managing Directors own an aggregate of 19,741,440 partnership units in Evercore LP, of which 14,888,275 partnership units were fully vested and 4,853,165 partnership units were unvested. Our amended and restated certificate of incorporation allows the exchange of partnership units in Evercore LP (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions. Also, as of December 31, 2008, 5,711,087 restricted stock units (“RSUs”) and 223,625 shares of restricted stock issued pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan were outstanding. Of these RSUs and shares of restricted stock, 1,475,975 were fully vested and 4,458,737 were unvested.

During the first quarter of 2009, as part of the 2008 bonus awards, we granted to certain employees 733,678 unvested RSUs pursuant to the 2006 Plan.

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of 2008 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Our principal executive offices are located in leased office space at 55 East 52nd Street, New York, New York. We also lease the space for our offices at 3 Embarcadero Center, San Francisco, California; at One Post Office Square, Boston, Massachusetts; at Av. Lázaro Cárdenas 2400 Torre D-33, Col. San Agustin in Monterrey, Mexico; at Blvd. Manuel A. Camacho 36-22, Col. Lomas de Chapultepec in Mexico City, Mexico; and at 10 Hill Street in London, U.K. We do not own any real property. We consider these arrangements to be adequate for our present needs.

Item 3.	Legal Proceedings

General

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses, and, in the past, the Company and its affiliates have been named as a defendant in civil litigation matters involving present or former clients or competitors. In addition, Mexican, United Kingdom and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

The Company contests liability and/or the amount of damages as appropriate. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

In re High Voltage Engineering Corp. (“High Voltage”) in the U.S. Bankruptcy Court for the District of Massachusetts and Stephen S. Gray, Trustee (“Trustee”) of The High Voltage Engineering Liquidating Trust. v. Evercore Restructuring L.P. Evercore Restructuring L.L.C (collectively, “Evercore Restructuring”) et al., in the United States District Court of Massachusetts.

In 2003, High Voltage engaged Evercore Restructuring to assist in its restructuring efforts. During the engagement, Evercore Restructuring assisted High Voltage in negotiating a restructuring plan and related financing. During the period of engagement, which ended in August 2004, High Voltage filed for Chapter 11 bankruptcy protection and later emerged from bankruptcy with new financing. However, in February 2005, High Voltage again filed for Chapter 11 bankruptcy protection. In July 2006, as part of the second bankruptcy proceeding, High Voltage’s businesses were sold and its creditors were repaid in full out of the proceeds of the sale. On August 15, 2006, Stephen S. Gray, as trustee of the High Voltage Engineering Liquidating Trust (the “Plaintiff”), filed a motion in the bankruptcy court seeking to undo an order entered in November 2004 approving $2.34 million in fees and expenses for Evercore Restructuring’s services, alleging, among other matters, that Evercore Restructuring should have known that the projections prepared by High Voltage in connection with the first bankruptcy proceedings were inaccurate. The bankruptcy court denied the Plaintiff’s motion. Both the United States District Court and the Court of Appeals for the First Circuit affirmed the decision. In addition, on August 15, 2006, the same Plaintiff filed a complaint against Evercore Restructuring and Jefferies & Company, Inc. in the United States District Court of Massachusetts. The Plaintiff’s complaint asserts claims against Evercore Restructuring for gross negligence and breach of fiduciary duty in connection with the High Voltage engagement. In September 2007, the District Court granted Evercore Restructuring judgment on the pleadings. On October 6, 2008, the First Circuit affirmed the judgment. Plaintiff’s time to seek further review of these has expired and the judgments in favor of Evercore Restructuring are now final in both cases.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Evercore Class A Common Stock

Our Class A common stock is listed on the NYSE and is traded under the symbol “EVR.” At the close of business on March 9, 2009, there were 13 Class A common stockholders of record.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock since August 11, 2006, the date that our Class A common stock began trading on the NYSE, as reported on the NYSE:

	2008		2007
	High	Low	High	Low
First Quarter	$21.81	$15.76	$38.30	$29.80
Second Quarter	$19.34	$9.46	$33.72	$27.61
Third Quarter	$18.65	$7.46	$30.76	$18.65
Fourth Quarter	$18.17	$6.30	$27.89	$18.51

There is no trading market for the Evercore Partners Inc. Class B common stock. As of March 9, 2009, there were 51 holders of record of the Class B common stock.

Dividend Policy

The Company paid quarterly cash dividends of $0.12 per share of Class A common stock for the quarters ended December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008 and $0.12, $0.12, $0.10 and $0.07 per share of Class A common stock for the quarters ended December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively. The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account general economic and business conditions; our financial condition and operating results; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including Evercore LP) to us; and such other factors as our board of directors may deem relevant.

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

Recent Sales of Unregistered Securities

None

Share Repurchases for the period October 1, 2008 through December 31, 2008

2008	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
October 1 to October 31	—	$—	—	$25,000,000
November 1 to November 30(2)	85,558	8.16	—	25,000,000
December 1 to December 31(2)	6,039	17.69	—	25,000,000

Total	91,597	$8.79	—	$25,000,000

(1)	On May 7, 2008, Evercore’s Board authorized the repurchase of up to $25.0 million of Evercore class A common stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.
(2)	Shares purchased from employees in order to fund minimum payroll tax requirements related to the vesting of stock-based compensation awards.

Item 6.	Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.” During 2008, certain balances for prior periods have been reclassified to conform to their current presentation in order to improve consistency with Management’s understanding of the business. See Note 2 to our consolidated/combined financial statements for additional information regarding these reclassifications.

	Consolidated			Combined
	2008	2007	For the Period August 10, 2006 through December 31, 2006	For the Period January 1, 2006 through August 9, 2006	2005	2004
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR	PREDECESSOR	PREDECESSOR
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
REVENUES
Advisory Revenue	$181,608	$295,751	$87,659	$96,122	$110,842	$69,205
Investment Management Revenue	9,440	20,158	6,591	16,860	14,584	16,967
Other Revenue	33,885	24,141	8,622	643	209	145

TOTAL REVENUES	224,933	340,050	102,872	113,625	125,635	86,317
Interest Expense	30,278	18,451	6,794	1,706	—	—

NET REVENUES	194,655	321,599	96,078	111,919	125,635	86,317

EXPENSES
Operating Expenses(a)	188,975	235,502	63,268	43,594	59,103	34,473
Other Expenses	15,064	141,032	7,003	—	—	—

TOTAL EXPENSES	204,039	376,534	70,271	43,594	59,103	34,473

Other Income	—	—	—	—	—	76

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(9,384)	(54,935)	25,807	68,325	66,532	51,920
Provision for Income Taxes(b)	179	12,401	6,030	2,368	3,372	2,114
Minority Interest	(4,850)	(32,841)	15,991	6	8	29

NET INCOME (LOSS)	$(4,713)	$(34,495)	$3,786	$65,951	$63,152	$49,777

Dividends Declared per Share	0.48	0.41	—	N/A	N/A	N/A

Net Income (Loss) per Share	$(0.36)	$(3.38)	$0.76	N/A	N/A	N/A

STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$738,940	$689,096	$301,503	N/A	$81,456	$71,681
Total Liabilities	$507,355	$469,781	$152,108	N/A	$29,677	$20,137
Minority Interest	$25,808	$46,339	$36,918	N/A	$274	$265
Stockholders’ and Members’ Equity	$205,777	$172,976	$112,477	N/A	$51,505	$51,279

(a)	Prior to our August 2006 IPO, payments for services rendered by our Senior Managing Directors were accounted for as distributions of members’ capital rather than as compensation expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures – Operating Expenses – Employee Compensation and Benefits Expense”.

(b)	Prior to our August 2006 IPO, our income was not subject to U.S. federal and state income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures–Provision for Income Taxes”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Evercore Partners Inc.’s consolidated/combined financial Statements and the related notes included elsewhere in this Form 10-K.

Reorganization

Formation Transaction

Prior to the IPO, our business, or Predecessor Company, had historically been owned by our Senior Managing Directors. On August 10, 2006, and pursuant to a contribution and sale agreement dated as of May 12, 2006, our Senior Managing Directors contributed to Evercore LP each of the various entities included in our historical combined financial statements that were under common control of the members of Evercore LP (“Members”), with the exception of the general partners of ECP I, ECP II and EVP and certain other entities through which Messrs. Altman and Beutner funded their capital commitments to ECP I, forming the Successor Company. The Successor Company has continued to conduct the same business as the Predecessor Company.

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

•

Evercore GP Holdings L.L.C., a Delaware limited liability company which became a non-managing member of the general partner of ECP II and is entitled to 8% to 9% (depending on the particular fund investment) of any carried interest realized from that fund following the reorganization, which represented 10% of the carried interest then allocable to our Senior Managing Directors.

In exchange for these contributions to Evercore LP, our Senior Managing Directors and certain trusts benefiting certain of their families received 11,787,610 vested and 9,237,670 unvested Evercore LP partnership units. The vesting arrangements applicable to these Evercore LP partnership units are described under “Other Expenses.” In addition, we distributed cash to the Members so as to distribute to them all earnings for the period from January 1, 2006 to the date of the closing of the contribution and sale agreement.

We accounted for this transaction, which we refer to as the “Formation Transaction,” substantially by using the Members’ historical cost of the assets acquired and liabilities assumed and recorded minority interest to reflect the Members’ ongoing ownership in Evercore LP. We account for the remaining unvested Evercore LP partnership units issued in the Formation Transaction as future compensation expense. See “Follow-On Offering of Evercore Partners Inc. Class A Common Stock”.

Combination with Protego

Protego’s business historically was owned by its directors and other stockholders and conducted by Protego and its subsidiaries and Protego SI S.C. (“Protego SI”). Concurrently with the Formation Transaction, we and Protego undertook the following steps pursuant to the contribution and sale agreement, which we refer to collectively as the “Protego Combination”:

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

Of the $7.0 million in notes issued in consideration for the Protego Combination, $6.05 million was payable in cash and $0.95 million was payable in shares of our Class A common stock valued at the IPO price of $21.00 per share. We issued 45,238 shares of Class A common stock upon repayment of such notes. In addition, Protego distributed to its directors cash, and to the extent cash was not available, interest in certain accounts receivable, so as to distribute to its directors all earnings for the period from January 1, 2005, to the date of the closing of the contribution and sale agreement.

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

Acquisition of Braveheart

On December 19, 2006, we completed the acquisition of Braveheart. Braveheart was organized to provide corporate finance and private equity advisory services, subject to its receipt of applicable regulatory approvals. In exchange for 100% of the outstanding share capital of Braveheart, we paid initial consideration, deferred consideration and earn-out consideration. The initial consideration was comprised of 1,771,820 shares of Evercore Partners Inc. Class A common stock. The deferred consideration was comprised of 590,607 additional shares of Class A common stock. Of this deferred consideration, 159,000 shares were issued to Braveheart shareholders on April 4, 2007 and an additional 431,607 shares were issued to Braveheart shareholders on March 11, 2008. As part of the overall consideration, the Company issued $3.0 million of interest-bearing notes to the former shareholders of Braveheart, due 2010, which bear interest at LIBOR plus 100 basis points and which are redeemable by the holder at any time after October 31, 2007. These notes were paid in full on April 3, 2008. Additionally, we paid $0.4 million in cash as part of the acquisition.

Follow-On Offering of Evercore Partners Inc. Class A Common Stock

On May 23, 2007, we completed a follow-on offering of 1,581,778 shares of Class A common stock for cash consideration of $27.95 per share (net of underwriting discounts). Net proceeds in conjunction with this issuance, after deducting underwriting discounts and commissions and offering expenses, were $42.1 million. We contributed all of the net proceeds from this follow-on offering to Evercore LP, and Evercore LP issued to us 1,581,778 Evercore LP partnership units. We used and intend to use these proceeds to expand and diversify our Advisory and Investment Management businesses and for general corporate purposes in our operating subsidiary, Evercore LP. In conjunction with the follow-on offering, Members exchanged 2,942,932 Evercore LP partnership units for shares of our Class A common stock on a one-for-one basis.

The follow-on offering related transactions resulted in Messrs. Altman, Beutner and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate Evercore LP partnership units owned by them on the date of the Reorganization, which in turn resulted in the vesting of 4,735,867, or approximately 50%, of the unvested Evercore LP partnership units, 1,007,064 unvested RSUs and 90,606 unvested shares of restricted stock. The vesting of Evercore LP partnership units resulted in a non-cash charge to compensation expense and an offsetting increase in Minority Interest of $99.5 million on our Consolidated Statement of Financial Condition as of December 31, 2007, and the vesting of RSUs and restricted stock resulted in a non-cash charge to compensation expense of $23.8 million and an offsetting increase in Stockholders’ Equity of $23.8 million on our Consolidated Statement of Financial Condition as of December 31, 2007. We refer to the above transactions collectively as the “Follow-On Offering.” Prior to the Follow-On Offering, each holder of Class B common stock had effectively ceded their voting rights with respect to their ownership of Class B common stock and Evercore LP partnership units to Messrs. Altman, Beutner and Aspe. Subsequent to the Follow-On Offering, each holder of Class B common stock is entitled to one vote for each Evercore LP partnership unit held by such holder.

At the completion of the Follow-On Offering, 976,904, or 50%, of the non-forfeited, unvested RSUs issued in conjunction with the IPO vested. As with the unvested Evercore LP partnership units, the RSUs that vested were charged to expense at the completion of the Follow-On Offering based on the grant date fair value of the Class A common stock deliverable pursuant to such RSUs, which is the IPO price of the Class A common stock of $21.00 per share. Accordingly, at the completion of the Follow-On Offering we recorded a non-cash equity-based compensation charge associated with the vesting of these previously unvested RSUs of $20.5 million. Following the completion of the Follow-On Offering, if all of the remaining unvested and unforfeited RSUs as of December 31, 2008 were to vest at some point in the future, based on the grant date fair value of the Class A common stock deliverable pursuant to such RSUs of $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested RSUs would be approximately $14.9 million. To the extent unvested RSUs vest, they are included in weighted average shares outstanding for purposes of calculating basic and diluted net income per share, which has a dilutive effect on these measures.

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

Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization, we expect that future payments to our Members in respect of the exchange of Evercore LP partnership units that occurred prior to the Follow-On Offering to aggregate approximately $40.2 million, resulting in payments of approximately, on average, $1.9 million per year, based on a value of the Class A common stock of $29.50 per share. Future payments to our Members in respect of subsequent exchanges pursuant to the tax receivable agreement would be in addition to these amounts and are expected to be substantial.

The effects of the tax receivable agreement on our Consolidated Statement of Financial Condition as a result of the exchange of 2,942,932 Evercore LP partnership units by Members prior to the Follow-On Offering were as follows:

•

we recorded an increase of $45.6 million in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by Evercore LP, based on enacted federal and state tax rates at the date of the transaction. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•

we recorded 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase of $38.8 million between Amounts Due Pursuant to Tax Receivable Agreements and Payable to Employees and Related Parties and the remaining 15% of the estimated realizable tax benefit, or $6.8 million, as an increase to Additional Paid-In-Capital.

Therefore, as of the date of the exchange of the Evercore LP partnership units, on a cumulative basis the net effect of accounting for income taxes and the tax receivable agreement on our consolidated/combined financial statements was a net increase in stockholders’ equity of 15% of the estimated realizable tax benefit. The amounts that were recorded for both the deferred tax asset and the liability for our obligations under the tax receivable agreement have been estimated. Any additional payments under the tax receivable agreement that will further increase the tax benefits and the estimated payments under the tax receivable agreement have not been included in this estimate. All of the effects of changes in any of our estimates after the date of the exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Future exchanges of Evercore LP partnership units for our shares of Class A common stock will be accounted for in a similar manner.

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

As discussed above, during 2006 we entered into several material transactions that make it more difficult to compare the results of 2008 and 2007 with 2006. In particular:

•

the Formation Transaction, which includes the elimination of the financial results of the general partners of the ECP I, ECP II and EVP funds and certain other entities through which Messrs. Altman and Beutner had invested capital in the ECP I fund, which was not contributed to Evercore LP; and

•

the Protego and Braveheart acquisitions which resulted in the inclusion of each of the acquired entity’s financial results, as well as certain purchase accounting adjustments, such as the recording of intangible assets and their periodic amortization.

In addition to the inclusion and exclusion of the results of certain entities, the transactions mentioned above had additional effects on our results that also limit the ability to compare 2008 and 2007 with 2006 principally:

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

Key Financial Measures

Revenue

Total revenues reflect revenues from our Advisory and Investment Management business segments that includes transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense related to repurchase agreements, Senior Notes and other borrowings.

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

Investment Management. Our Investment Management business includes operations related to the management of the private equity funds, Institutional Asset Management, Wealth Management and other business activities. Revenue sources primarily include management fees, performance fees (including carried interest), fees earned from portfolio company fees and gains (or losses) on our investments.

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

Transaction-Related Client Reimbursements. In both our Advisory and Investment Management segments we make various transaction-related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our clients or the contracts with the limited partners in the private equity funds we manage, these expenditures may be reimbursable. We define these expenses as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Client expense reimbursements are recorded as revenue on the Consolidated/Combined Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

Net Interest Revenue. Net interest revenue is derived primarily from investing customer funds in financing transactions by PCB. These transactions are principally repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Net interest revenue also includes interest expense associated with the Senior Notes, as well as income earned on marketable securities and cash deposited with financial institutions.

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

The Company maintains compensation programs, including base salary, cash and equity bonus awards and benefits programs and manages compensation to estimates of competitive levels based on market conditions. Our level of compensation for the current period reflects our plan to maintain competitive compensation levels to retain key personnel during market down cycles, as well as the impact of new Senior Managing Directors, hired in 2008 and 2007, on 2008 compensation expense, including grants of equity awards valued at 2008 and 2007 stock prices.

Increasing the number of high-caliber Senior Managing Directors is critical to our growth efforts. Typically newly hired Senior Managing Directors don’t start until the middle of a calendar year, and the new hires do not begin to generate significant revenue in the year they are hired.

We changed our annual compensation program during the second quarter of 2007 to include stock-based compensation awards as a component of the annual bonus awards for certain Senior Managing Directors. These equity awards are subject to annual vesting requirements over a four-year period beginning at the date of grant, which generally occurs in the first quarter of each year; accordingly, the expense is being amortized over the vesting period.

Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. We refer to all of these expenses as non-compensation expenses. We incurred significant additional non-compensation expenses in 2007 and 2006 associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Other Expenses

Other Expenses include stock-based compensation costs associated with the IPO and the May 2007 Follow-On Offering, a 2007 stock-based compensation charge related to a severance agreement, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart, Special Charges in connection with the 2008 write-off of certain capitalized costs associated with Evercore Capital Partners (“ECP”) capital raising and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office and Acquisition and Transition Costs incurred in connection with acquisitions currently in process.

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

In addition, 100% of the remaining unvested Evercore LP partnership units held by a Senior Managing Director will vest if such Senior Managing Director dies or becomes disabled while in our employ. Our Equity Committee, which is comprised of Messrs. Altman and Aspe, may also accelerate vesting of unvested Evercore LP partnership units at any time.

Post Reorganization, on August 10, 2006, we account for the unvested Evercore LP partnership units as compensation paid to employees in accordance with SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”), which we adopted effective January 1, 2006. The unvested Evercore LP partnership units vest based on the achievement of one of the performance and service vesting conditions as described above. In accordance with SFAS 123(R), accruals of compensation costs for awards with a performance or service condition are based on the probable outcome of that service or performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved.

We had heretofore concluded that it was not probable that the conditions relating to a decline in the collective beneficial ownership of Messrs. Altman, Beutner and Aspe (and trusts benefiting their families and permitted transferees), a change of control of Evercore or a lack of continued association of Messrs. Altman, Beutner and Aspe with Evercore would be achieved, or that the death or disability condition during the employment period would be satisfied. Accordingly, prior to the Follow-On Offering, we had not been accruing compensation expense relating to any unvested Evercore LP partnership units. We recorded compensation expense in conjunction with the vesting that occurred due to the Follow-On Offering as described above, and we continue to believe that it is not probable that the remaining conditions relating to vesting of Evercore LP partnership units will be achieved, or that the death or disability condition during the employment period will be satisfied. Accordingly, we do not intend to accrue compensation expense in the future relating to the remaining unvested Evercore LP partnership units unless such conditions become probable.

Mr. Beutner announced his retirement from the Company on May 1, 2008. Management has assessed the impact of Mr. Beutner’s retirement on the Evercore LP partnership unit vesting events discussed above and has concluded that no such condition has become probable at this time. Management has concluded that, at the current time, the disassociation of Mr. Altman or Mr. Aspe with the Company within ten years subsequent to the IPO date is not probable. There have not been any stated changes in the intentions of either Mr. Altman or Mr. Aspe to terminate their employment or current roles and functions with the Company.

Provision for Income Taxes

Prior to August 10, 2006, we had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on our U.S. earnings, including certain non-income tax fees in other jurisdictions where we had registered offices and conduct business. Our operations were historically organized as a series of partnerships, limited liability companies and Subchapter S corporations. Taxes related to income earned by these entities represent obligations of the individual members, partners or shareholders and have not historically been reflected in the accompanying consolidated/combined financial statements. Commencing August 10, 2006, Evercore Partners Inc. became subject to U.S. corporate federal income tax on its allocable share of income. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities.

Minority Interest

On a historical basis, our minority interest consisted of unaffiliated third party interests in the general partner of EVP. Following the IPO, we no longer consolidate the general partner of that fund and, accordingly, minority interest related to EVP is no longer reflected in our financial results. We do, however, record significant minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP, as well as the portions of PCB and EWM not owned by Evercore. As described in Note 1 to our consolidated/combined financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP. Accordingly, although Evercore Partners Inc. has a minority economic interest in Evercore LP, it has a majority voting interest and controls the management of Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a minority interest for the economic interest in Evercore LP held by the limited partners.

During 2007, the vesting of additional Evercore LP partnership units described above under “ – Other Expenses” resulted in an increase in the minority interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP. This was partially offset by the exchange of our Class A common stock for Evercore LP partnership units and the purchase of additional Evercore LP partnership units by us in conjunction with the Follow-On Offering.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2008, 2007 and 2006. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Advisory and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

Historical results for periods prior to the IPO and subsequent thereto are not comparable. For example, in results of operations for periods prior to our IPO on August 10, 2006, payments for services rendered by our Senior Managing Directors were reflected as distributions to members, while such payments are reflected as compensation expense in subsequent periods.

Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include stock-based compensation costs associated with the IPO and the May 2007 Follow-On Offering, a 2007 stock-based compensation charge related to a severance agreement, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart, Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP capital raising and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office and Acquisition and Transition Costs incurred in connection with acquisitions currently in process.

The global financial markets have experienced unprecedented disruption and volatility during 2008 and therefore difficult market conditions persisted throughout most of the year. Contraction in worldwide credit markets due in part to sub-prime lending issues, volatile currency and commodity markets, major write-downs within the financial sector and volatile oil prices have raised significant uncertainty about the state of the U.S. and global economies. These economic and market conditions have negatively affected our financial performance in both our Advisory and Investment Management businesses, particularly in the second half of 2008, and may continue to adversely affect our financial performance in 2009.

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all potentially applicable factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

	Consolidated			Consolidated	Combined
	For the Twelve Months Ended			For the Period
	December 31, 2008	December 31, 2007	December 31, 2006*	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006	Variance
	SUCCESSOR	SUCCESSOR		SUCCESSOR	PREDECESSOR	2008 v. 2007	2007 v. 2006
	(dollars in thousands, except per share data)
REVENUES
Advisory Revenue	$181,608	$295,751	$183,781	$87,659	$96,122	(39)%	61%
Investment Management Revenue	9,440	20,158	23,451	6,591	16,860	(53)%	(14)%
Other Revenue	33,885	24,141	9,265	8,622	643	40%	161%

TOTAL REVENUES	224,933	340,050	216,497	102,872	113,625	(34)%	57%
Interest Expense	30,278	18,451	8,500	6,794	1,706	64%	117%

NET REVENUES	194,655	321,599	207,997	96,078	111,919	(39)%	55%

EXPENSES
Operating Expenses	188,975	235,502	106,862	63,268	43,594	(20)%	120%
Other Expenses	15,064	141,032	7,003	7,003	—	(89)%	NM

TOTAL EXPENSES	204,039	376,534	113,865	70,271	43,594	(46)%	231%

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(9,384)	(54,935)	94,132	25,807	68,325	83%	NM
Provision for Income Taxes	179	12,401	8,398	6,030	2,368	(99)%	48%
Minority Interest	(4,850)	(32,841)	15,997	15,991	6	85%	NM

NET INCOME (LOSS)	$(4,713)	$(34,495)	$69,737	$3,786	$65,951	86%	NM

DILUTED NET INCOME (LOSS) PER SHARE	$(0.36)	$(3.38)	N/A	$0.76	N/A	89%	NM

*	Represents aggregate successor and predecessor results for the period presented. The aggregated results are non-U.S. GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.

As of December 31, 2008, Evercore’s total headcount was 335 employees compared with 290 as of December 31, 2007. Evercore’s increase in headcount is illustrated as follows:

	As of December 31,
	2008
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total	2007	2006
Senior Managing Directors:
Advisory	20	6	8	34	28	21
Investment Management	8	1	—	9	9	9
Corporate	2	—	—	2	3	3
Portfolio Managers	8	—	—	8	—	—
Other Professionals and Support Staff	156	103	23	282	250	214

Total	194	110	31	335	290	247

2008 versus 2007

During 2008, our business operations have been materially affected by adverse financial and economic conditions in the U.S. and abroad. As a result, we have experienced significant decreases in our Net Revenues compared to 2007. Net revenue was $194.7 million in 2008; a decrease of $126.9 million, or 39%, versus net revenue of $321.6 million in 2007. In 2008, Net revenues reflect interest on our Senior Notes.

Total Operating Expenses were $189.0 million in 2008 as compared to $235.5 million in 2007, a 20% decrease. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $139.2 million in 2008, a decrease of $34.1 million, or 20%, versus expense of $173.3 million in the same period in 2007. The decrease is primarily due to lower amounts of discretionary compensation reflecting lower revenues in 2008. Non-compensation expenses as a component of Operating Expenses were $49.8 million in 2008, a decrease of $12.4 million, or 20% over non-compensation operating expenses of $62.2 million in 2007. Non-compensation operating expenses decreased in 2008 as compared to 2007 primarily as a result of decreases in Professional Fees pursuant to cost reduction measures implemented in 2008. The decrease was partially offset by an increase in Travel and Related Expenses and Communications and Information Services as a result of increased travel associated with higher headcount and increased research costs. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors.

Total Other Expenses of $15.1 million in 2008 relate to Acquisition and Transition Costs of $1.6 million incurred in connection with acquisitions currently in process, Special Charges of $4.1 million in connection with the write-off of certain capitalized costs associated with ECP capital raising and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office, $7.5 million of deferred consideration pursuant to the Braveheart Sale and Purchase Agreement and amortization of intangibles associated with the acquisitions of Protego and Braveheart of $1.9 million. Total Other Expenses of $141.0 million in 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $123.6 million, a stock-based compensation component of a severance agreement of $2.3 million and the amortization of intangible assets associated with the acquisitions of Protego and Braveheart of $15.0 million.

The provision for income taxes in 2008 was $0.2 million, which reflected an effective tax rate of (1.9)%. This provision was impacted by certain discrete adjustments and non-deductable equity-based share grants resulting from a decline in our share price from the date of grant to the date of vesting, which were permanent in nature, as well as a valuation allowance on deferred tax assets associated with one of our entities in Mexico. The provision for income taxes for 2007 was $12.4 million, which reflected an effective tax rate of (22.6%), largely resulting from the non-deductable equity-based compensation expense associated with the May 2007 Follow-on Offering.

Minority interest was $(4.9) million in 2008 compared to $(32.8) million in 2007, reflecting lower net loss before minority interest for 2008.

2007 versus 2006

Net revenue was $321.6 million in 2007, an increase of $113.6 million, or 55%, versus net revenue of $208.0 million in 2006.

Total Operating Expenses were $235.5 million in 2007 as compared to $106.9 million in the same period in 2006, a 120% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $173.3 million in 2007, an increase of $104.8 million, or 153%, versus expense of $68.6 million in the same period in 2006. The 153% increase includes $23.3 million of compensation awarded to new Senior Managing Directors in 2007. Employee Compensation and Benefits Expense for 2006 is not comparable to 2007 because Employee Compensation and Benefits Expense prior to the IPO excluded payments to Senior Managing Directors for services rendered, as these payments were reflected as distributions to Members and not reflected as an expense. During 2007, we revised our annual compensation program to include stock-based compensation awards as a component of the annual bonus awards for certain Senior Managing Directors. Non-compensation expenses as a component of Operating Expenses were $62.2 million in 2007, an increase of $23.9 million, or 62% over non-compensation operating expenses of $38.3 million in 2006. Non-compensation operating expenses increased in 2007 as compared to the same period in 2006 as a result of additional facility expenses associated with the Company’s expanded space in New York and transition costs related to the move into that space, incremental costs associated with Sarbanes-Oxley compliance, costs incurred relating to new business initiatives, regulatory reporting and other costs incurred as a public company and recruitment fees associated with the hiring of additional Senior Managing Directors. Additionally, the inclusion of non-compensation expenses for Protego and Evercore Europe further increased non-compensation expenses for 2007 as compared to the same period in 2006.

Total Other Expenses of $141.0 million in 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $123.6 million, a stock-based compensation component of a severance agreement of $2.3 million and the amortization of intangible assets associated with the acquisitions of Protego and Braveheart of $15.0 million. Costs incurred for the vesting of stock-based awards associated with the IPO were $4.3 million in 2006. Amortization of intangible assets in the same period was $2.7 million.

The 2007 provision for income taxes was $12.4 million, an increase of $4.0 million versus $8.4 million in 2006. The increased tax expense was due to the fact that a portion of our taxable net income was taxed as a C corporation and subject to federal, state and local income taxes for all of 2007, which resulted in an increased tax expense, and the impact associated with the one-time event from the Follow-On Offering which resulted in a book loss for U.S. GAAP reporting, but taxable income from an income tax perspective. Additionally, the results were also affected by the addition of Protego and Braveheart, after their respective acquisitions, which were taxed at their respective applicable foreign country tax rates. Prior to the IPO, we operated in the U.S. as a series of partnerships, limited liability companies and Subchapter S corporations and therefore were not subject to federal and state income taxes.

Minority interest was ($32.8) million in 2007 compared to $16.0 million in 2006 due to the impact of the Follow-On Offering.

Business Segments

The following data presents revenue, expenses and contributions by business segment. Each segment’s Operating Expenses include: (1) compensation and benefits expense incurred directly in support of the businesses of the segment, (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services and equipment and (3) an allocation of indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain finance, tax, legal, compliance, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics such as headcount, square footage, transactional volume and revenue. Corporate level Operating Expenses for prior periods have been allocated to their appropriate business segments to conform to the current presentation. Other Expenses include stock-based compensation costs associated with the IPO and the May 2007 Follow-On Offering, a 2007 stock-based compensation charge related to a severance agreement, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart, Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP capital raising and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office and Acquisition and Transition Costs incurred in connection with acquisitions currently in process.

Advisory

The following table summarizes the operating results of the Advisory segment.

	Consolidated			Consolidated	Combined	Variance
	For the Twelve Months Ended			For the Period
	December 31, 2008	December 31, 2007	December 31, 2006*	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR		SUCCESSOR	PREDECESSOR	2008 v. 2007	2007 v. 2006
	(dollars in thousands)
ADVISORY REVENUES
Advisory Revenue	$181,608	$295,751	$183,781	$87,659	$96,122	(39)%	61%
Other Revenue, net	5,020	3,959	216	1,036	(820)	27%	NM

NET ADVISORY REVENUES	186,628	299,710	183,997	88,695	95,302	(38)%	63%

ADVISORY EXPENSES
Operating Expenses	157,097	193,204	86,442	54,401	32,041	(19)%	124%
Other Expenses	9,336	114,000	6,262	6,262	—	(92)%	NM

TOTAL ADVISORY EXPENSES	166,433	307,204	92,704	60,663	32,041	(46)%	231%

ADVISORY CONTRIBUTION (LOSS)	$20,195	$(7,494)	$91,293	$28,032	$63,261	NM	NM

*	Represents aggregate successor and predecessor results for the period presented. The aggregated results are non-U.S. GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.

For the twelve months ended December 31, 2008, the level of M&A activity was lower than for the twelve months ended December 31, 2007, as evidenced by the following industry statistics regarding the volume of transactions:

	Twelve Months Ended December 31,
	2008	2007	2006
Industry Statistics ($ in billions)*
Value of North American M&A Deals Announced	$1,077	$1,746	$1,648
Value of North American M&A Deals Completed	$1,044	$1,934	$1,469
Value of Global M&A Deals Announced	$2,869	$4,079	$3,527
Value of Global M&A Deals Completed	$2,746	$3,965	$3,008

Evercore Statistics**
Total Number of Advisory Clients	149	145	126
Advisory Clients With Fees of at Least $1 million	50	55	31

*	Source: Thomson Financial February 23, 2009

**	Includes revenue generating clients only

As of December 31, 2008, Evercore’s total headcount in its Advisory segment was 211 employees, compared with 173 as of December 31, 2007. Evercore’s Advisory headcount was as follows:

	As of December 31,
	2008				2007	2006
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total

Senior Managing Directors	20	6	8	34	28	21
Other Advisory Professionals	82	33	12	127	107	83
Direct Support Staff	32	11	7	50	38	29

Total	134	50	27	211	173	133

Advisory Results of Operations

2008 versus 2007

Advisory Revenue, including Other Revenue, net, allocated to this segment, was $186.6 million in 2008 compared to $299.7 million in 2007, which represents a decrease of 38%. Our U.S. and European Advisory businesses earned Advisory Revenue from 86 different clients during 2008, compared to 76 different clients during 2007. Our Mexican Advisory business earned Advisory Revenue from 63 different clients during 2008, compared to 69 different clients during 2007. There has been a decrease in the number of large transactions, which has resulted in fewer large transaction fees earned by us in 2008. The dollar value of North American and Global M&A completed transactions decreased 46% and 31%, respectively, compared to 2007, which is consistent with the decrease in Advisory Revenue for 2008.

In 2008, Operating Expenses were $157.1 million as compared to $193.2 million in 2007, a decrease of $36.1 million, or 19%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $116.4 million as compared to $147.1 million in 2007. The decrease is primarily due to lower incentive compensation due to lower revenues in 2008, offset in part by increased headcount. Advisory non-compensation expenses, as a component of Operating Expenses, for 2008, were $40.7 million as compared to $46.1 million for 2007. Non-compensation operating expenses decreased in 2008 as compared to 2007 primarily as a result of decreases in Professional Fees. The decrease was partially offset by an increase in Travel and Related Expenses and Communications and Information Services as a result of increased travel and research costs. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance as well as renegotiated contracts with vendors.

Other Expenses of $9.3 million in 2008 relate to a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement of $7.5 million, as well as amortization of intangibles associated with the acquisitions of Protego and Braveheart of $1.9 million. Other Expenses of $114.0 million in 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $97.7 million, a stock-based component of a severance agreement of $1.1 million and the amortization of intangible assets associated with the acquisitions of Protego and Braveheart of $15.0 million.

2007 versus 2006

Advisory Revenue, including Other Revenue, net, allocated to this segment, was $299.7 million in 2007 compared to $184.0 million in 2006, which represents an increase of 63%. This increase reflects a higher number of transactions closed in 2007 than in 2006, notwithstanding a challenging M&A market in the second half of 2007. Our U.S. and European Advisory businesses earned Advisory Revenue from 76 different clients during 2007, compared to 64 different clients in 2006. Our Mexican Advisory business earned Advisory Revenue from 69 different clients during 2007, compared to 62 different clients in 2006.

In 2007, Operating Expenses were $193.2 million as compared to $86.4 million in the same period for 2006, an increase of $106.8 million, or 124%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $147.1 million as compared to $58.9 million in the same period for 2006. Employee Compensation and Benefits Expense for 2006 is not comparable to 2007 because Employee Compensation and Benefits Expense prior to the IPO excluded payments to Senior Managing Directors for services rendered, as these payments were reflected as distributions to Members and not reflected as an expense. The 2007 increase was partially due to the costs of new Senior Managing Director hires. Advisory non-compensation expenses, as a component of Operating Expenses, were $46.1 million in 2007, an increase of $18.6 million versus non-compensation operating expenses of $27.5 million in 2006. Non-compensation expenses increased due to the impact of incremental costs associated with Sarbanes-Oxley compliance and expanded headcount and increased deal activity in the Advisory business, resulting in higher occupancy, travel and technology related expenses, the increase in deal- and transaction-related expenses potentially billable to clients and the expansion of space in New York. Additional increases in non-compensation expenses are associated with the Advisory businesses of the entities acquired in the second half of 2006 that are not included for the entire year ended December 31, 2006.

Other Expenses of $114.0 million in 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $97.7 million, a stock-based component of a severance agreement of $1.1 million and the amortization of intangible assets associated with the acquisitions of Protego and Braveheart of $15.0 million. Costs incurred for the vesting of stock-based awards associated with the IPO were $3.6 million in 2006. Amortization of intangible assets in the same period in 2006 was $2.7 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	Consolidated			Consolidated	Combined	Variance
	For the Twelve Months Ended			For the Period
	December 31, 2008	December 31, 2007	December 31, 2006*	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR		SUCCESSOR	PREDECESSOR	2008 v. 2007	2007 v. 2006
	(dollars in thousands)
PRIVATE EQUITY
Management Fees Including Portfolio Company Fees	$9,538	$14,608	$16,727	$4,441	$12,286	(35)%	(13)%
Realized and Unrealized Gains Including Carried Interest	1,664	5,580	5,861	918	4,943	(70)%	(5)%

	11,202	20,188	22,588	5,359	17,229	(45)%	(11)%
INSTITUTIONAL ASSET MANAGEMENT
Management Fees	1,367	1,166	191	191	—	17%	510%
Realized and Unrealized Gains (Losses) Including Performance Fees	(2,779)	(1,196)	672	1,041	(369)	(132)%	NM

	(1,412)	(30)	863	1,232	(369)	NM	NM
WEALTH MANAGEMENT	(350)	—	—	—	—	NM	NM

Investment Management Revenue	9,440	20,158	23,451	6,591	16,860	(53)%	(14)%
Other Revenue, net	(1,413)	1,731	549	792	(243)	NM	215%

NET INVESTMENT MANAGEMENT REVENUES	8,027	21,889	24,000	7,383	16,617	(63)%	(9)%

INVESTMENT MANAGEMENT EXPENSES
Operating Expenses	31,878	42,298	20,420	8,867	11,553	(25)%	107%
Other Expenses	5,728	27,032	741	741	—	(79)%	NM

TOTAL INVESTMENT MANAGEMENT EXPENSES	37,606	69,330	21,161	9,608	11,553	(46)%	228%

INVESTMENT MANAGEMENT CONTRIBUTION (LOSS)	$(29,579)	$(47,441)	$2,839	$(2,225)	$5,064	38%	NM

*	Represents aggregate successor and predecessor results for the period presented. The aggregated results are non-U.S. GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.

Investment Management Results of Operations

Our private equity funds earn management fees of 2% on committed capital during their investment period and 1% of invested capital thereafter. By January 2008, all of our U.S. funds completed their investment period, causing a step-down in fees, resulting in a 35% decline in management fees earned for the twelve months ended December 31, 2008. Management fees for our Mexican private equity fund, EMCP II, were calculated on committed capital. For the twelve months ended December 31, 2008, management fee calculations for U.S. funds were based on $431.6 million of invested capital at 1% and $113.0 million of committed capital. For the twelve months ended December 31, 2007, the management fee for U.S. funds was based on $76.9 million of invested capital at 1% and $637.9 million of committed capital at 2%. We expect management fees to decline over the remaining life of the funds as the funds continue to exit their portfolio company holdings. Our Institutional Asset and Wealth Management businesses earn management fees based on total assets under management.

In addition, the General Partner of private equity funds earns carried interest of 20% based on the Fund’s performance, provided it exceeds preferred return hurdles to its limited partners. The Company owns 8%-9% of the carried interest earned by the General Partner of ECP II and 100% of Carried Interest in EMCP II. For the twelve months ended December 31, 2008, ECP II generated $1.7 million of Realized and Unrealized Gains Including Carried Interest.

2008 versus 2007

Net Investment Management Revenue was $8.0 million in 2008, a decrease of $13.9 million, or 63%, as compared to $21.9 million in 2007. Private Equity revenue, as a component of Investment Management Revenue, was $11.2 million in 2008, a decrease of $9.0 million, or 45%, compared to Private Equity revenue of $20.2 million in 2007. Private Equity revenue declined in 2008 compared to 2007 primarily due to the step-down in management fees in 2008 from 2% of committed capital to 1% of invested capital in accordance with the ECP II partnership agreement in addition to smaller realized and unrealized gains, including carried interest.

Institutional Asset Management generated $1.4 million of negative revenue in 2008, compared to revenue of $0 million in 2007. The decrease is primarily attributable to losses in EAM’s business and losses on our direct investment in some of EAM’s funds, as well as our share of the start-up losses associated with HighView, which are included in Institutional Asset Management in Realized and Unrealized Gains (Losses) Including Performance Fees. This decrease was partially offset by increases in fees related to the growth of assets under management in PCB.

In Wealth Management, our portion of the losses incurred in conjunction with our start-up investment in Pan was partially offset by nominal revenue earned by EWM.

Other Revenue, net, was $(1.4) million in 2008, a decrease of $3.1 million versus 2007, reflecting interest expense related to the Senior Notes.

Investment Management Operating Expenses were $31.9 million in 2008, a decrease of $10.4 million, versus expenses of $42.3 million in 2007. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $22.8 million in 2008, a $3.5 million, or 13% decrease compared to 2007. Non-compensation expenses as a component of Operating Expenses in 2008 decreased by $6.9 million, or 43%, compared to 2007 as a result of decreases in Professional Fees. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance, as well as renegotiated contracts with vendors.

Total Other Expenses of $5.7 million in 2008 relate to Acquisition and Transition Costs of $1.6 million incurred in connection with acquisitions currently in process and Special Charges of $4.1 million in connection with the write-off of certain capitalized costs associated with ECP capital raising and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office. Other Expenses of $27.0 million in 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $25.9 million and a stock-based component of a severance agreement of $1.1 million.

2007 versus 2006

Net Investment Management Revenue was $21.9 million in 2007, a decrease of $2.1 million, or 9%, as compared to $24.0 million in the same period of 2006. Private Equity revenue, as a component of Investment Management Revenue, was $20.2 million in 2007, a decrease of $2.4 million, or 11%, compared to Private Equity revenue of $22.6 million in 2006. The overall decline is due to portfolio company transaction fees earned for the 2006 period that did not recur during 2007. In addition, predecessor results include the results of entities that were not contributed to the Successor Company pursuant to the IPO. Institutional Asset Management generated minimal revenue in 2007, a decrease of $0.9 million compared to 2006. The decrease is attributable to losses in EAM’s business and losses on our direct investment in some of EAM’s funds, partially offset by increases in fees related to the strong growth of assets under management in the U.S. and Mexico. Other Revenue, net, was $1.7 million for 2007, an increase of $1.2 million versus 2006.

Investment Management expenses were $69.3 million in 2007, an increase of $48.2 million, versus expenses of $21.2 million in 2006. Investment Management expenses for 2007 include charges related to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May of 2007.

Investment Management Operating Expenses were $42.3 million in 2007 as compared to $20.4 million in 2006, a 107% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $26.3 million in 2007, a $16.6 million, or 171% increase compared to 2006. Employee Compensation and Benefits Expense for 2006 is not comparable to 2007 because Employee Compensation and Benefits Expense prior to the IPO excluded payments to Senior Managing Directors for services rendered, as these payments were reflected as distributions to Members and not reflected as an expense. The 2007 increase is partially due to the costs of new Senior Managing Director hires. Non-compensation expenses as a component of Operating Expenses in 2007 increased by $5.3 million, compared to 2006 as a result of incremental costs associated with Sarbanes-Oxley compliance, costs incurred relating to new business initiatives, the increased occupancy expense relating to the new office space and non-compensation costs associated with the inclusion of Protego’s asset management business for all of 2007, partially offset by the decrease in spending for professional fees and a decrease in travel and related expenses.

Other Expenses of $27.0 million in 2007 relate to the costs incurred for the vesting of Evercore LP partnership units and stock-based awards associated with the completion of the Follow-On Offering in May 2007 of $25.9 million and a stock-based component of a severance agreement of $1.1 million.

Cash Flows

Our operating cash flows are primarily influenced by the timing and receipt of advisory and investment management fees, and the payment of operating expenses, including bonuses to our Senior Managing Directors and employees and interest expense on our Senior Notes. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments, raise capital through the issuance of stock or debt, payment of dividends and other periodic distributions to our stakeholders. Advisory fees are generally collected within 90 days of billing. Fees from our private equity investment management activities are generally collected over a half year period from billing. The Company traditionally pays a substantial portion of incentive compensation to personnel in the Advisory business and to executive officers during the first three months of each calendar year with respect to the prior year’s results. The Company generally makes dividend payments and other distributions on a quarterly basis. A summary of the Company’s operating, investing and financing cash flows is as follows:

	Consolidated			Combined
	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
	(dollars in thousands)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(4,713)	$(34,495)	$3,786	$65,951
Noncash charges	38,739	117,777	20,200	(3,406)
Other operating activities	(15,756)	62,836	(29,393)	(3,421)

Operating activities	18,270	146,118	(5,407)	59,124
Investing activities	(112,235)	(7,508)	1,971	(2,059)
Financing activities	90,029	(10,519)	52,455	(78,562)
Effect of exchange rate changes	(13,637)	(36)	43	—

Net Increase (Decrease) in Cash and Cash Equivalents	(17,573)	128,055	49,062	(21,497)
Cash and Cash Equivalents:
Beginning of Period	193,475	65,420	16,358	37,855

End of Period	$175,902	$193,475	$65,420	$16,358

2008. Cash and Cash Equivalents were $175.9 million at December 31, 2008, a decrease of $17.6 million versus Cash and Cash Equivalents of $193.5 million at December 31, 2007. Operating activities during 2008 resulted in a net inflow of $18.3 million, principally driven by cash earnings and a decrease in accounts receivable. Cash of $112.2 million was used in investing activities primarily to purchase marketable securities, as well as the Company’s commitment to contribute capital to the private equity funds and Pan. Financing activities during the year provided cash of $90.0 million, primarily due to $120.0 million of cash inflows from the Senior Notes and Warrants issued, offset by $16.6 million of distributions to Evercore LP limited partners, $7.1 million in Treasury Stock Purchased and dividends paid of $6.2 million.

2007. Cash and Cash Equivalents were $193.5 million at December 31, 2007, an increase of $128.1 million versus Cash and Cash Equivalents of $65.4 million at December 31, 2006. During 2007, cash of $146.1 million was provided by operating activities. Cash of $7.5 million was used in investing activities primarily for the Purchase of Furniture, Equipment and Leasehold Improvements, and Investments. Financing activities during the period used cash of $10.5 million, primarily due to $42.1 million of cash provided by the Follow-On Offering, which was offset by $4.7 million of dividends paid and $47.2 million used for distributions to Evercore LP partners, excluding Evercore Partners Inc.

2006. Cash and Cash Equivalents were $65.4 million at December 31, 2006, an increase of $49.1 million from August 9, 2006, the last day prior to the Reorganization. During the 144 day period ended December 31, 2006, cash of $5.4 million was used by operating activities, comprised mainly of net income of $3.8 million offset by net changes in operating activities of $9.2 million. Cash of $2.0 million was provided by investing activities, principally from proceeds from the sale of investments and cash acquired in the acquisition of Braveheart, offset by purchases of furniture, equipment and leasehold improvements and investments. Financing activities during the period provided cash of $52.5 million, primarily from the net proceeds from the IPO, offset by payments for short-term borrowings and notes payable associated with the purchase of Protego.

Cash and Cash Equivalents at August 9, 2006 decreased $21.5 million from December 31, 2005. During the 221 day period ended August 9, 2006, cash of $59.1 million was provided by operating activities, comprised mainly of net income of $66.0 million, offset by net changes in operating activities of $6.8 million. Cash of $2.1 million was used in investing activities, principally for the purchase of Investments and Furniture, Equipment and Leasehold Improvements, offset by cash provided by Proceeds from Investments, and cash received in the acquisition of Protego. Financing activities during the period used cash of $78.6 million, primarily for distributions to Senior Managing Directors, offset by increases in short-term borrowings.

Liquidity and Capital Resources

General

Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable in relation to advisory and investment management revenues. Our current liabilities include accrued expenses and employee compensation. We traditionally have made payments for employee bonuses and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with the Company’s corporate estimated payment calendar; these payments are made prior the end of each calendar quarter. In addition, dividends on Class A common shares are paid when and if declared by the Board of Directors, which is generally quarterly.

We regularly monitor our liquidity position, including cash, other significant working capital current assets and liabilities, long-term liabilities, lease commitments, principal investment commitments related to our Investment Management business, dividends on Class A Common shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our advisory business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors which are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of the Company’s investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. The Company intends to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from the operations of the Company. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations as well as our capital commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. The domestic and global markets and economic conditions have been disruptive and volatile throughout 2008. In particular, the cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. In addition, global equity prices have declined significantly. As a result of concern about the stability of markets and the strength of counterparties, many lenders and institutional investors have materially reduced funding to many borrowers. Revenue generated by our Advisory business is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally has decreased, thereby reducing the demand for our advisory services among financial services companies seeking such engagements. Our operating results are adversely affected by any such reduction in the number or value of mergers and acquisitions transactions. This reduction has been partially offset by an increase in restructuring advisory activity. In addition, as a result of the market and general economic downturn, the private equity funds that our Investment Management business manages have been impacted by reduced valuations and opportunities to exit and realize value from their investments and our Institutional Asset Management business has generated lower revenue because investment advisory fees we receive typically are in part based on the market value of underlying publicly traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $25.0 million of Evercore Class A Common Stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During 2008, we repurchased 466,843 shares for $7.1 million related to share deliveries.

On August 21, 2008, we entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from us $120.0 million principal amount of Senior Notes and the Warrants to purchase 5,454,545 shares of Evercore Class A Common Stock at $22.00 per share expiring in 2020. The holder of the Senior Notes may require us to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the aggregate accreted amount of such Senior Notes, (the “Accreted Amount”), plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at the option of the Company at any time within 90 days following the date on which Mizuho notifies the Company that it is terminating their new strategic alliance agreement (“Strategic Alliance Agreement”). Senior Notes held by any holder other than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at the option of the Company at any time beginning on the third anniversary of closing. In the event of a default under the indenture, the trustee or holders of 33  1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

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

Pursuant to the agreement with Mizuho, Evercore is subject to certain covenants. As of December 31, 2008, we are in compliance with all of these covenants.

We have made certain capital commitments, with respect to our investment activities, which are included in the Contractual Obligations section below.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7.2 million and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

Certain of the Company’s subsidiaries are registered entities and are subject to capital requirements. For further information see Note 19 to our consolidated/combined financial statements.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 3.0 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s assets under management as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

As of December 31, 2008 and 2007, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31,
	2008		2007
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$191,507		$226,868
Securities Purchased Under Agreements to Resell	92,770	$92,580	58,834	$58,641

Total Assets	284,277		285,702
Liabilities
Securities Sold Under Agreements to Repurchase	(284,745)	$(284,086)	(285,864)	$(285,508)

Net Assets (Liabilities)	$(468)		$(162)

Risk Measures
Value at Risk	$108		$25

Sensitivity to a 100 basis point increase in the interest rate	$(537)		$(838)

Sensitivity to a 100 basis point decrease in the interest rate	$549		$860

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2008:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Capital Lease Obligations	$129	$53	$76	$—	$—
Operating Lease Obligations	158,154	12,252	24,094	22,501	99,307
Tax Receivable Agreements	40,160	1,816	5,733	6,137	26,474
Notes Payable, Including Interest	194,880	6,240	12,480	12,480	163,680
Investment Management Commitments	183,374	16,624	95,288	61,000	10,462

Total	$576,697	$36,985	$137,671	$102,118	$299,923

In conjunction with the lease of office space in New York and San Francisco, the Company has entered into unsecured letters of credit in the amounts of $4.9 million.

As of December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), unrecognized tax benefits have been excluded from the above commitments and contractual obligations.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7.2 million and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future principal investments of $11.3 million and $9.1 million as of December 31, 2008 and 2007, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

On July 21, 2008, we committed to purchase preferred capital of approximately $10.0 million to Pan, an asset management firm. The capital is expected to be drawn down as needed over a period of seven years, subject to the Board’s approval. As of December 31, 2008, we had $5.1 million of remaining capital committed to Pan.

On September 8, 2008, we committed, subject to certain conditions, to a capital investment of $150.0 million to HighView, a newly-created asset management firm. The Capital is expected to be drawn down as needed over a period of four to five years.

During January 2009, we agreed to lease 5,632 square feet of office space at One Post Office Square, Boston, Massachusetts.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated/combined financial statements.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would result in a decrease in pre-tax income of approximately $2.8 million for 2008.

Institutional Asset Management

The Company maintains an equity interest in EAM of 32.7% and also invests in funds managed by EAM. The funds managed by EAM principally hold readily-marketable investment securities. EAM is an institutional investment management firm that manages deep value investments in small- and mid-capitalization companies. As of December 31, 2008, the fair value of the Company’s investments with EAM products, based on closing prices, was $3.5 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.3 million for 2008.

PCB

See “-Liquidity and Capital Resources” above for a discussion of collateralized financing transactions at PCB.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to the Company’s financial results. A significant portion of the Company’s Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the twelve months ended December 31, 2008, the net impact of the fluctuation of foreign currencies recorded in Accumulated Other Comprehensive Income was $16.4 million. It is currently not our intention to hedge our foreign currency exposure and we will reevaluate this policy from time to time.

Credit Risks

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of December 31, 2008 and 2007, total receivables amounted to $22.8 million and $47.7 million, respectively, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded minimal bad debt expense for each of the twelve months ended December 31, 2008 and 2007.

With respect to our Marketable Securities portfolio, which is comprised of highly rated corporate bonds and equity securities, we manage our credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of December 31, 2008, we had Marketable Securities of $103.5 million, of which 97% were corporate bonds with Moody’s ratings ranging from A1 to Aaa and 3% were equity securities.

Critical Accounting Policies and Estimates

The consolidated/combined financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated/combined financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

Investment Management Revenue

Our Investment Management business generates revenues from the management of the private equity funds and client assets invested with Institutional Asset Management and Wealth Management teams.

Private Equity – Revenue from the Private equity sector is earned from Management fees, Portfolio Company fees, Performance fees and Gains (Losses) on investments in private equity funds.

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

Institutional Asset Management – Revenue earned from the Institutional Asset Management sector includes PCB’s management fees and performance fees. Interest revenue is derived from investing customer funds in financing transactions with PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.

Wealth Management – Revenue from the Wealth Management sector is earned through the management of client investment portfolios. Market value based management fees are charged as a percentage of assets under management and recognized on an accrual basis.

Valuation

The valuation of our investments in securities and of our financial investments in the funds we manage impacts both the carrying value of direct investments and the determination of performance fees, including carried interest. Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 10 to the consolidated/combined financial statements for further information. Level I investments include financial instruments owned and pledged as collateral and our investments in equity securities. Level II investments include our investments in corporate bonds. We do not have any Level III investments as of December 31, 2008.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We adopted SFAS 159 on January 1, 2008 and have not elected to apply the fair value option to any specific financial assets or liabilities.

Marketable Securities

Investments in corporate bonds are accounted for as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated/Combined Statements of Operations.

We invest in readily-marketable equity securities which are managed by EAM. These securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on these securities are included in the Consolidated/Combined Statements of Operations in Investment Management Revenue.

Marketable Securities transactions are recorded as of the trade date.

Financial Instruments Owned and Pledged as Collateral at Fair Value

Our Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Other Revenue on the Consolidated/Combined Statements of Operations. We pledge our Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements which permits the counterparty to pledge the securities.

Equity Compensation

Share-Based Payments – On December 16, 2004, the FASB issued SFAS 123(R). SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated/Combined Statements of Operations based on their fair values. Prior to the Reorganization, we operated as a series of partnerships, limited liability companies and Subchapter S corporations and had not historically issued stock-based compensation awards. We adopted SFAS 123(R) on January 1, 2006. See “– Key Financial Measures – Operating Expenses – Employee Compensation and Benefits Expense” for a discussion on expense related to vesting of Evercore LP partnership units, RSUs and shares of restricted stock that we recorded as a result of the completion of the Follow-On Offering.

Post Reorganization, on August 10, 2006, we account for the unvested Evercore LP partnership units as compensation paid to employees in accordance with SFAS 123(R), which we adopted effective January 1, 2006. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. See Note 17 to the consolidated/combined financial statements herein for further information.

Income Taxes

As part of the process of preparing our consolidated/combined financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on long-term investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Statements of Financial Condition. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not more-likely-than- not, we must establish a valuation allowance. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by us in making this assessment. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial condition and results of operations.

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

On January 1, 2007, we adopted FIN 48. FIN 48 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 20 to the consolidated/combined financial statements herein in regard to the impact of the adoption of FIN 48 on our consolidated/combined financial statements.

Impairment of Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our reporting units and to project future earnings using valuation techniques, including a discounted cash flow model. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Intangible assets with finite lives are amortized over their estimated useful lives which are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In addition to Goodwill and Intangible Assets, we annually assess our Equity Method Investments for impairment per APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For the year ended December 31, 2008, we concluded there was no impairment of Goodwill, Intangible Assets and Equity Method Investments.

Recently Issued Accounting Standards

SFAS 141(R) – In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As a result of the issuance of SFAS 141(R), we recognized Acquisition and Transition Costs for the twelve months ended December 31, 2008. See Note 5 to the consolidated/combined financial statements herein.

SFAS 160 – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which amends ARB 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 will affect the presentation of the Consolidated Financial Statements, primarily by including non-controlling interest as a separate component of stockholders’ equity on the Consolidated Statements of Financial Condition.

FSP FAS 157-3 – In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance and did not have a material impact on our financial condition, results of operations or cash flows.

FSP FAS 140-4 and FIN 46(R)-8 – In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP requires public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvements with variable interest entities. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. This FSP is effective for the first reporting period ending on or after December 15, 2008 and was adopted as of December 31, 2008.

FSP EITF 99-20-1– In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP No. EITF 99-20-1 did not have a material impact on our financial condition, results of operations or cash flows.

EITF 08-6 – In November 2008, the FASB issued EITF 08-6, Equity Method Investment Accounting Considerations. The objective of this EITF is to clarify the accounting for certain transactions and impairment considerations involving equity method investments. This issue is effective in fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-6 is not expected to have a material impact on our financial condition, results of operations or cash flows.

EITF 07-5 – In December 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded feature) is Indexed to an Entity’s Own Stock. This EITF was issued to address concerns regarding the meaning of the phrase “indexed to an entity’s own stock” within the application of SFAS No. 133 and EITF Issue 00-19. This issue is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 07-5 is not expected to have a material impact on our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Credit Risk.” We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 7 “ – Market Risk and Credit Risk” above.

Item 8.	Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the accompanying consolidated statements of financial condition of Evercore Partners Inc. and subsidiaries (the “Successor”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007, and the period August 10, 2006 to December 31, 2006. We have also audited the related combined statements of operations, changes in members’ equity, and cash flows of Evercore Holdings (the “Predecessor”) for the period January 1, 2006 to August 9, 2006. These financial statements are the responsibility of the Successor’s and Predecessor’s (collectively the “Company”) management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Successor’s consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and the period August 10, 2006 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor’s combined financial statements referred to above present fairly, in all material respects, the results of Predecessor’s operations and their cash flows for the period January 1, 2006 to August 9, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated/combined financial statements, the Successor was formed on August 10, 2006 pursuant to a contribution and sale agreement. As discussed in Note 2 to the consolidated/combined financial statements, commencing August 10, 2006, the Company became subject to U.S. corporate federal income tax that it accounts for in accordance with SFAS No. 109 “Accounting for Income Taxes”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Successor’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion on the Successor’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 12, 2009

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$175,902	$193,475
Marketable Securities	103,480	7,647
Financial Instruments Owned and Pledged as Collateral at Fair Value	191,507	226,868
Securities Purchased Under Agreements to Resell	92,770	58,834
Accounts Receivable (net of allowances of $787 and $591 at December 31, 2008 and 2007, respectively)	22,758	47,720
Receivable from Employees and Related Parties	3,278	5,003
Deferred Tax Asset—Current	2,130	1,455
Other Current Assets	13,653	13,992

Total Current Assets	605,478	554,994
Investments	24,839	16,283
Deferred Tax Asset	61,066	54,877
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $5,944 and $5,787 at December 31, 2008 and 2007, respectively)	8,145	10,105
Goodwill	32,750	42,044
Intangible Assets (net of accumulated amortization of $18,994 and $17,753 at December 31, 2008 and 2007, respectively)	5,413	8,993
Other Assets	1,249	1,800

TOTAL ASSETS	$738,940	$689,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Compensation and Benefits	$61,551	$112,355
Accounts Payable and Accrued Expenses	8,104	11,345
Securities Sold Under Agreements to Repurchase	284,745	285,864
Payable to Employees and Related Parties	1,953	4,569
Taxes Payable	92	3,961
Other Current Liabilities	8,930	1,482

Total Current Liabilities	365,375	419,576
Notes Payable	95,263	—
Amounts Due Pursuant to Tax Receivable Agreements	38,344	37,575
Other Long-term Liabilities	8,373	9,245
Deferred Tax Liability	—	3,385

TOTAL LIABILITIES	507,355	469,781

Commitments and Contingencies (Note 18)
Minority Interest	25,808	46,339

Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 12,552,028 and 11,261,100 issued at December 31, 2008 and 2007, respectively, and 12,053,282 and 11,229,197 outstanding at December 31, 2008 and 2007, respectively)	126	113
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 issued and outstanding at December 31, 2008 and 2007)	—	—
Additional Paid-In-Capital	275,234	208,846
Accumulated Other Comprehensive Income (Loss)	(14,969)	597
Retained Earnings (Deficit)	(46,564)	(35,612)
Treasury Stock at Cost (498,746 and 31,903 shares at December 31, 2008 and 2007, respectively)	(8,050)	(968)

TOTAL STOCKHOLDERS’ EQUITY	205,777	172,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$738,940	$689,096

See Notes to Consolidated/Combined Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Consolidated			Combined
	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
REVENUES
Advisory Revenue	$181,608	$295,751	$87,659	$96,122
Investment Management Revenue	9,440	20,158	6,591	16,860
Other Revenue, Including Interest	33,885	24,141	8,622	643

TOTAL REVENUES	224,933	340,050	102,872	113,625
Interest Expense	30,278	18,451	6,794	1,706

NET REVENUES	194,655	321,599	96,078	111,919

EXPENSES
Employee Compensation and Benefits	146,663	299,327	52,316	20,598
Occupancy and Equipment Rental	12,671	13,486	2,006	2,257
Professional Fees	16,173	28,691	6,739	13,527
Travel and Related Expenses	10,139	8,803	3,252	4,307
Communications and Information Services	2,984	2,321	815	1,075
Depreciation and Amortization	4,189	17,421	3,234	666
Special Charges	4,132	—	—	—
Acquisition and Transition Costs	1,596	—	—	—
Other Operating Expenses	5,492	6,485	1,909	1,164

TOTAL EXPENSES	204,039	376,534	70,271	43,594

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(9,384)	(54,935)	25,807	68,325
Provision for Income Taxes	179	12,401	6,030	2,368
Minority Interest	(4,850)	(32,841)	15,991	6

NET INCOME (LOSS)	$(4,713)	$(34,495)	$3,786	$65,951

Net Income (Loss) Available to Holders of Shares of Class A Common Stock	$(4,713)	$(34,495)	$3,786	N/A
Weighted Average Shares of Class A Common Stock Outstanding:
Basic	13,072	10,219	4,956	N/A
Diluted	13,072	10,219	4,956	N/A
Net Income (Loss) Per Share Available to Holders of Shares of Class A Common Stock:
Basic	$(0.36)	$(3.38)	$0.76	N/A
Diluted	$(0.36)	$(3.38)	$0.76	N/A
Dividends Declared per Share of Class A Common Stock	$0.48	$0.41	$—	N/A

See Notes to Consolidated/Combined Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED/COMBINED STATEMENTS OF CHANGES IN MEMBERS’

AND STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Members’ Equity	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity

		Shares	Dollars				Shares	Dollars
Combined
PREDECESSOR
Balance at January 1, 2006	$51,301	—	$—	$—	$204	$—	—	$—	$51,505
Net Income	65,951	—	—	—	—	—	—	—	65,951
Other Comprehensive Income:
Distribution of Available-For-Sale Securities	—	—	—	—	(204)	—	—	—	(204)

Total Comprehensive Income	65,951	—	—	—	(204)	—	—	—	65,747
Members’ Contributions	2,644	—	—	—	—	—	—	—	2,644
Members’ Distributions	(100,711)	—	—	—	—	—	—	—	(100,711)
Members’ Draw	(6,503)	—	—	—	—	—	—	—	(6,503)
Private Equity Funds Distributions	(3,872)	—	—	—	—	—	—	—	(3,872)
Elimination of Non-Contributed Entities	(16,452)	—	—	—	—	—	—	—	(16,452)
Capital Issuance Related to Acquisition	27,510	—	—	—	—	—	—	—	27,510
Transfer to Minority Interest	(19,868)	—	—	—	—	—	—	—	(19,868)

Balance at August 9, 2006	$—	—	$—	$—	$—	$—	—	$—	$—

Consolidated
SUCCESSOR
Balance at August 10, 2006	$—	—	$—	$—	$—	$—	—	$—	$—
Net Income	—	—	—	—	—	3,786	—	—	3,786
Other Comprehensive Income:
Foreign Currency Translation Adjustment	—	—	—	—	63	—	—	—	63

Total Comprehensive Income	—	—	—	—	63	3,786	—	—	3,849
Proceeds—Issuance of Common Stock, net of $13,995 Issuance Costs	—	4,542,500	45	81,352	—	—	—	—	81,397
Issuance of Common Stock Related to Acquisitions	—	1,817,058	19	22,813	—	—	—	—	22,832
Issuance of Restricted Stock Units	—	—	—	4,399	—	—	—	—	4,399

Balance at December 31, 2006	—	6,359,558	64	108,564	63	3,786	—	—	112,477
Adjustment for Cumulative Effect on Prior Years from the Adoption of FIN 48	—	—	—	—	—	(252)	—	—	(252)

Balance, as Adjusted, at December 31, 2006	$—	6,359,558	$64	$108,564	$63	$3,534	—	$—	$112,225

See Notes to Consolidated/Combined Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED/COMBINED STATEMENTS OF CHANGES IN MEMBERS’

AND STOCKHOLDERS’ EQUITY—(Continued)

(dollars in thousands, except share data)

	Members’ Equity	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity

		Shares	Dollars				Shares	Dollars
Balance at January 1, 2007	$—	6,359,558	$64	$108,564	$63	$3,534	—	$—	$112,225
Net Loss	—	—	—	—	—	(34,495)	—	—	(34,495)
Other Comprehensive Income:
Foreign Currency Translation Adjustment	—	—	—	—	534	—	—	—	534

Total Comprehensive Income	—	—	—	—	534	(34,495)	—	—	(33,961)
Treasury Stock Purchases	—	—	—	—	—	—	(31,903)	(968)	(968)
Proceeds from Follow-On Offering	—	1,581,778	16	42,058	—	—	—	—	42,074
Evercore LP Units Converted into Class A Common Stock	—	3,070,158	30	16,495	—	—	—	—	16,525
Stock-based Compensation Awards	—	90,606	1	37,382	—	—	—	—	37,383
Capital Issuance Related to Acquisition	—	159,000	2	3,507	—	—	—	—	3,509
Dividends—Class A Stockholders	—	—	—	—	—	(4,651)	—	—	(4,651)
Other	—	—	—	840	—	—	—	—	840

Balance at December 31, 2007	—	11,261,100	113	208,846	597	(35,612)	(31,903)	(968)	172,976
Net Loss	—	—	—	—	—	(4,713)	—	—	(4,713)
Other Comprehensive Income (Loss), net:
Unrealized Gain on Marketable Securities, net	—	—	—	—	832	—	—	—	832
Foreign Currency Translation Adjustment	—	—	—	—	(16,398)	—	—	—	(16,398)

Total Comprehensive Loss	—	—	—	—	(15,566)	(4,713)	—	—	(20,279)
Treasury Stock Purchases	—	—	—	—	—	—	(466,843)	(7,082)	(7,082)
Evercore LP Units Converted into Class A Common Stock	—	278,946	3	1,275	—	—	—	—	1,278
Stock-based Compensation Awards	—	580,375	6	33,957	—	—	—	—	33,963
Share Grant Related to Acquisition	—	431,607	4	7,448	—	—	—	—	7,452
Warrants Issued	—	—	—	23,708	—	—	—	—	23,708
Dividends—Class A Stockholders	—	—	—	—	—	(6,239)	—	—	(6,239)

Balance at December 31, 2008	$—	12,552,028	$126	$275,234	$(14,969)	$(46,564)	(498,746)	$(8,050)	$205,777

See Notes to Consolidated/Combined Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Consolidated			Combined
	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,713)	$(34,495)	$3,786	$65,951
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Net Realized and Unrealized Losses (Gains) on Investments and Marketable Securities	4,012	(2,086)	(1,937)	(4,685)
Equity-Based and Other Deferred Compensation	29,380	140,837	4,399	—
Share Grant Related to Acquisition	7,452	—	—	—
Depreciation, Amortization and Accretion	4,619	17,421	3,234	1,273
Loss on Disposal of Equipment	711	—	—	—
Bad Debt Expense	196	391	—	—
Minority Interest	(4,850)	(32,841)	15,991	6
Deferred Taxes	(2,781)	(5,945)	(1,487)	—
Decrease (Increase) in Operating Assets:
Marketable Securities	(125)	291	(5,752)	(4,158)
Financial Instruments Owned and Pledged as Collateral at Fair Value	(14,727)	(152,910)	123,685	—
Securities Purchased Under Agreements to Resell	(57,154)	(48,498)	196,141	—
Accounts Receivable	23,947	7,724	(40,678)	3,982
Receivable from Employees and Related Parties	1,725	(2,371)	(868)	192
Other Assets	1,579	(10,547)	(1,614)	(8,100)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(40,220)	60,196	28,235	2,488
Accounts Payable and Accrued Expenses	(2,436)	1,013	(6,428)	740
Securities Sold Under Agreements to Repurchase	72,300	201,548	(319,847)	—
Payables to Employees and Related Parties	(4,303)	(312)	(5,695)	589
Taxes Payable	(3,057)	(1,878)	5,385	31
Other Liabilities	6,715	8,580	(1,957)	815

Net Cash Provided by (Used in) Operating Activities	18,270	146,118	(5,407)	59,124

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired from Acquisitions	—	—	1,370	3,972
Cash Paid for Acquisition	—	(324)	—	—
Change in Restricted Cash	—	1,433	(547)	—
Investments Purchased	(14,525)	(1,947)	(476)	(8,202)
Marketable Securities Purchased	(100,159)	—	—	—
Distributions of Private Equity Investments	3,608	57	2,536	3,497
Purchase of Furniture, Equipment and Leasehold Improvements	(1,159)	(6,727)	(912)	(1,272)
Elimination of Non-Contributed Entities	—	—	—	(54)

Net Cash (Used in) Provided by Investing Activities	(112,235)	(7,508)	1,971	(2,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(113)	(131)	(85)	(120)
Contribution from Members	—	—	—	2,644
Distributions to Minority Interests—Evercore LP Members	(16,578)	(47,218)	—	(111,086)
Net Proceeds from Offering	—	42,074	88,590	—
Payment of Notes Payable—Protego	—	—	(6,050)	—
Issuance of Notes Payable and Warrants	120,000	—	—	—
Debt Issuance Costs	(1,460)	—	—	—
Short-term Borrowings	—	—	(30,000)	30,000
Dividends—Class A Stockholders	(6,239)	(4,651)	—	—
Treasury Stock Purchased	(7,082)	(968)	—	—
Other	1,501	375	—	—

Net Cash Provided by (Used in) Financing Activities	90,029	(10,519)	52,455	(78,562)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13,637)	(36)	43	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,573)	128,055	49,062	(21,497)
CASH AND CASH EQUIVALENTS-Beginning of Period	193,475	65,420	16,358	37,855

CASH AND CASH EQUIVALENTS-End of Period	$175,902	$193,475	$65,420	$16,358

See Notes to Consolidated/Combined Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(dollars in thousands)

	Consolidated			Combined
	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$27,718	$18,263	$6,995	$917

Payments for Income Taxes	$8,437	$23,598	$2,293	$3,808

Fixed Assets Accrued	$219	$1,367	$—	$—

Evercore LP Units Converted Into Class A Common Stock	$1,275	$16,495	$—	$—

Cumulative Effect on Prior Years from the Adoption of FIN 48
Minority Interest	$—	$671	$—	$—
Retained Earnings	—	252	—	—

	$—	$923	$—	$—

See Notes to Consolidated/Combined Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

•	Evercore GP Holdings L.L.C., which is a non-managing member of the general partner of ECP II and Evercore Mexico Capital Partners II L.P. (“EMCP II”) and its affiliated entities.

•	Protego SI, S.C., a Mexican company whose main activity is the provision of advisory and related services.

•

Protego Asesores S. de R.L. and its subsidiaries, together with Evercore LP, owns interests in Protego Casa de Bolsa, S.A. de C.V. (“PCB”) and Protego CB Servicios, S. de R.L. (“PCBS”). PCB and PCBS were established for Protego’s asset management business and are 70% and 70.6%, respectively, owned by Evercore. The remaining interest in these entities is held by third parties.

•

Evercore Holdings Limited, our U.K. based holding company, through which we made our investment in Evercore Pan-Asset Capital Management (“Pan”). EGH wholly owns Evercore Europe, formerly Braveheart, a U.K. company whose main activity is the provision of advisory and related services.

The Predecessor Company, prior to the Reorganization referred to above, was comprised of certain combined entities under the common control of the Members.

The combined financial statements of the Predecessor are comprised of the following entities:

•	EGH and subsidiaries.

•	Evercore Group Holdings L.L.C., a Delaware limited liability company.

•	Evercore Partners L.L.C., Evercore Offshore Partners Ltd. and Evercore Partners Cayman L.P. are the general partners of various ECP I entities.

•	Evercore Partners II L.L.C. and Evercore Venture Management L.L.C. (“EVM”) are the general partners of ECP II and EVP, respectively.

•	The Founders are the entities through which the Founding Members fund their additional commitments to ECP I.

The Company’s principal activities are divided into two reportable segments:

•	Advisory – includes advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters and

•

Investment Management – prior to the IPO, Investment Management includes the management of outside capital invested in the Company’s sponsored private equity funds: ECP I, ECP II and EVP, the Company’s principal investments in ECP I, ECP II and EVP, and the Company’s investments in, and managed by, Evercore Asset Management L.L.C. (“EAM”). Subsequent to the IPO, Investment Management includes the management of outside capital invested in the Company’s sponsored private equity funds: ECP I, ECP II, EVP and Discovery Americas I, L.P. (the “Discovery Fund”) and the Company’s principal investments in ECP II, Discovery Fund and EAM. Where reference is made to the periods prior and subsequent to the IPO, the term “Private Equity Funds” refers to the Company’s principal investments in the respective private equity funds mentioned above. Each of the Private Equity Funds is managed by its own general partners and outside investors participate in the Private Equity Funds as limited partners. Investment Management also includes the management of outside funds by PCB, as well as the Company’s equity interests in Evercore Wealth Management (“EWM”), Pan and the HighView Investment Group (“HighView”).

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 2 – Significant Accounting Policies

Basis of Presentation – The consolidated/combined financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest as well as variable interest entities where the Company is deemed to be the primary beneficiary. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

The consolidated/combined financial statements of the Company are comprised of the consolidation of Evercore LP and Evercore LP’s wholly-owned subsidiaries, and, prior to the Reorganization, the combination of its general partners of the Private Equity Funds and Founders, entities that were wholly-owned or controlled by the Company.

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

Investments in non-majority-owned entities in which the Company has significant influence are accounted for by the Company using the equity method.

Reclassifications – During 2008, certain balances for prior periods have been reclassified to conform to their current presentation. These reclassifications include the reclassification of $11 and $1,706 of financing costs to Interest Expense on the Consolidated/Combined Statements of Operations for the periods ended December 31, 2006 and August 9, 2006, respectively and $811, $157 and $155 of certain expenses from Other Operating Expenses to Occupancy and Equipment Rental and Travel and Related Expenses for the twelve months ended December 31, 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006, respectively, as well as the reclassification of $700 of interest receivable from Accounts Receivable to Other Current Assets and $145 of Board of Director fees from Accounts Payable and Accrued Expenses to Payable to Employees and Related Parties on the Consolidated Statement of Financial Condition as of December 31, 2007.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

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

Investment Management Revenue – The Company’s Investment Management business generates revenues from the management of the Private Equity Funds, Institutional Asset Management products and Wealth Management relationships.

Private Equity Revenue – Revenue from the Private equity sector is earned from Management and Portfolio Company fees, Performance fees and Gains (Losses) on Investments in Private Equity Funds.

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

Institutional Asset Management Revenue – Revenue earned by the Institutional Asset Management sector includes PCB’s management fees and performance fees.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Wealth Management Revenue – Revenue from the Wealth Management sector is earned through the management of client investment portfolios. Market value based management fees are charged as a percentage of assets under management and recognized on an accrual basis.

Net Interest Revenue. – Net interest revenue is derived primarily from investing customer funds in financing transactions by PCB. These transactions are principally repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Net interest revenue also includes interest expense associated with the $120,000 principal amount of senior unsecured notes (“Senior Notes”), as well as income earned on marketable securities and cash deposited with financial institutions.

Client Expense Reimbursement – In the conduct of its financial advisory service engagements and in the pursuit of successful Portfolio Company investments for the Private Equity Funds, the Company receives reimbursement for certain transaction-related expenses incurred by the Company on behalf of its clients and the funds. Such reimbursements are classified as either Advisory or Investment Management Revenues, as applicable. Transaction-related expenses, which are billable to clients, are recognized as revenue and recorded in Accounts Receivable on the later of the date of an executed engagement letter or the date the expense is incurred.

Minority Interest – Minority interest recorded on the consolidated financial statements of the Successor Company relates to the interest of the Members in Evercore LP and the portions of PCB and EWM not owned by the Company.

Cash and Cash Equivalents – Cash and Cash Equivalents consist of short-term highly liquid investments with remaining maturities of three months or less. The amounts recognized in Cash and Cash Equivalents on the Consolidated Statements of Financial Condition approximate fair value.

Fair Value of Financial Instruments – The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investments, securities, financial instruments, repurchase and reverse repurchase agreements, receivables and payables, and accruals. As of December 31, 2008, the carrying amount of the Company’s Senior Notes approximates its fair value.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 10 for further information.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The Company adopted SFAS 159 on January 1, 2008 and has not elected to apply the fair value option to any specific financial assets or liabilities.

Marketable Securities – Investments in corporate bonds are accounted for as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated/Combined Statements of Operations.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company invests in readily-marketable equity securities. These securities are valued using quoted market prices on applicable exchanges or markets. Marketable Securities transactions are recorded as of the trade date.

Financial Instruments Owned and Pledged as Collateral at Fair Value – The Company’s Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Other Revenue on the Consolidated/Combined Statements of Operations. The Successor Company pledges the Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements which permits the counterparty to pledge the securities.

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

Investments – The Company’s investments include investments in Private Equity Funds and the Company’s equity interests in EAM, Pan and HighView, which are accounted for under the equity method of accounting. The Company recognizes its allocable share of the fair value of the private equity funds’ underlying investments as realized and unrealized gains (losses), which are reflected as revenue in the Consolidated/Combined Statements of Operations.

The Private Equity Funds consist primarily of investments in marketable and non-marketable securities of the Portfolio Companies. The underlying investments held by the Private Equity Funds are valued based on quoted market prices or estimated fair value if there is no public market. The Company determines fair value of non-marketable securities by giving consideration to a range of factors, including but not limited to, market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly-traded securities held by the Private Equity Funds are valued using quoted market prices. The Company’s equity interests in EAM, Pan and HighView are integral to the operations of the Investment Management business and the Company therefore includes its share of their income (loss) in Investment Management Revenue in the Consolidated/Combined Statements of Operations.

The Company assesses its Equity Method Investments annually for impairment per Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

Goodwill and Intangible Assets – As per SFAS No. 142, Goodwill and Other Intangible Assets, Goodwill and Intangible Assets are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether any goodwill recorded by its applicable reporting unit is impaired by comparing the fair value of each business with its respective carrying amount. The Company uses judgment and information available at the time to perform this analysis.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs this analysis by comparing the carrying value of the intangible asset to the current and expected future cash flows expected to be generated from such asset on an undiscounted basis, including eventual disposition. An impairment loss would be measured for the amount by which the carrying amount of the long-lived asset exceeds its fair value.

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

Share-Based Payments – Prior to the IPO, the Predecessor Company operated as a series of partnerships, limited liability companies and Subchapter S corporations and did not historically issue stock-based compensation awards. The Company adopted SFAS No. 123(R) Share-Based Payment (“SFAS 123(R)”) on January 1, 2006 and the impact on the Company’s Consolidated Statements of Financial Condition and Statements of Operations subsequent to the IPO is discussed in Note 17—Stock-Based Compensation.

Compensation expense recognized pursuant to stock-based awards is based on the grant date fair value of the award. The fair value (as measured on the grant date) of awards that vest from one to five years (“Service-based Awards”) is amortized over the vesting periods or requisite service periods as required under SFAS 123(R), however, the vesting of some Service-based Awards will accelerate upon the occurrence of certain events. The requisite service period for retirement eligible employees is the period of grant or the period from grant date to the retirement eligible date, if shorter than the vesting period. For the purposes of calculating diluted net income per share, unvested Service-based Awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Once vested, restricted stock units (“RSUs”) and restricted stock are included in the basic and diluted weighted average shares of Class A common stock outstanding. Expense relating to RSUs and restricted stock is charged to Employee Compensation and Benefits within the Consolidated Statements of Operations.

Foreign Currency Translation – Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statement of Changes in Stockholders’ Equity.

Income Taxes – Prior to August 10, 2006, the Company had not been subject to U.S. federal income tax, but had been subject to the New York City unincorporated business tax (“UBT”) and New York City general corporate tax on its U.S. earnings, and certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. The Company’s operations were historically organized as a series of partnerships, limited liability companies and Subchapter S corporations. Taxes related to income earned by these entities represent obligations of the individual Members, partners or shareholders and have not historically been reflected in the Predecessor Company’s combined financial statements. Commencing August 10, 2006, the

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Company became subject to U.S. corporate federal income tax on its allocable share of the results of operations of the Company. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities, as disclosed in Note 20 – Income Taxes.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 20– Income Taxes for disclosure in regard to the impact of the adoption of FIN 48 on the Company’s consolidated financial statements.

Note 3 – Recent Accounting Pronouncements

SFAS 141(R) – In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As a result of the issuance of SFAS 141(R), the Company recognized Acquisition and Transition Costs for the twelve months ended December 31, 2008. See Note 5 to the consolidated/combined financial statements.

SFAS 160 – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which amends ARB 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 will affect the presentation of the Consolidated Financial Statements, primarily by including non-controlling interest as a separate component of stockholders’ equity on the Consolidated Statements of Financial Condition.

FSP FAS 157-3 – In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance and did not have a material impact on the Company’s financial condition, results of operations or cash flows.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

FSP FAS 140-4 and FIN 46(R)-8 – In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP requires public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (“FIN 46(R)”) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvements with variable interest entities. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. This FSP is effective for the first reporting period ending on or after December 15, 2008 and was adopted as of December 31, 2008. See Note 9 to the consolidated/combined financial statements.

FSP EITF 99-20-1– In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP No. EITF 99-20-1 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

EITF 08-6 – In November 2008, the FASB issued EITF 08-6, Equity Method Investment Accounting Considerations. The objective of this EITF is to clarify the accounting for certain transactions and impairment considerations involving equity method investments. This issue is effective in fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-6 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

EITF 07-5 – In December 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded feature) is Indexed to an Entity’s Own Stock. This EITF was issued to address concerns regarding the meaning of the phrase “indexed to an entity’s own stock” within the application of SFAS No. 133 and EITF Issue 00-19. This issue is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 07-5 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The combination with Protego occurred prior to but in conjunction with the Formation Transaction and the closing of the IPO on August 16, 2006. Pursuant to the executed contribution and sales agreement, which is referred to collectively as the “Protego Combination,”

•

Evercore LP acquired all of Protego and its subsidiaries (including a 70% interest in PCB, Protego’s asset management subsidiary) and Protego SI in exchange for $7,000 aggregate principal amount of non-interest bearing notes; and

•

The Protego Directors became Senior Managing Directors of the Predecessor Company and subscribed, collectively with certain companies they control, certain trusts benefiting their families and a trust benefiting certain Directors and employees of Protego, for 1,760,187 vested and 351,362 unvested partnership units of Evercore LP.

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

The Company accounted for the vested partnership units of Evercore LP issued in the Protego Combination as a component of the estimated purchase price pursuant to SFAS No. 141, Business Combinations. The estimated value of the vested Evercore LP partnership units was determined by management.

The Company accounted for the unvested partnership units issued in the Protego Combination as future compensation expense and not as part of the purchase consideration. In accordance with SFAS 123(R), the unvested partnership units of Evercore LP will be charged to expense at the time a vesting event occurs or, if earlier, at the time a vesting event becomes probable. The expense will be based on the grant date fair value of the partnership units of Evercore LP.

The results of operations for Protego subsequent to the combination are reflected in the December 31, 2008, 2007 and 2006, consolidated financial statements of Evercore Partners Inc.

Acquisition of Braveheart – On July 31, 2006, the Company entered into a sale and purchase agreement to acquire Braveheart. On December 19, 2006, the Company completed this acquisition pursuant to this agreement. Braveheart was organized to provide corporate finance and private equity advisory services. In exchange for 100% of the outstanding share capital of Braveheart, the Company paid initial consideration, deferred consideration and earn-out consideration, with a total value of $27,803 on December 19, 2006. The initial consideration was comprised of 1,771,820 shares of Evercore Partners Inc. Class A common stock. The deferred consideration is comprised of 590,607 additional shares of Class A common stock. Of this deferred consideration, 159,000 shares were issued to Braveheart shareholders on April 4, 2007 and an additional 431,607 shares were issued to Braveheart shareholders on March 11, 2008. The Braveheart shareholders also received earn-out consideration based on gross revenues generated by Braveheart. The amount of earn-out consideration was earned at the point of acquisition and accordingly, the Company issued to the Braveheart shareholders, collectively, $3,000 of loan notes due 2010, which bear interest at LIBOR plus 100 basis points and which are redeemable by the holder at any time after October 31, 2007. These notes were paid in full on April 3, 2008. Additionally, the Company paid $392 in cash as part of the acquisition.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

If the Protego Combination and Braveheart acquisition were effective as of January 1, 2006, the operating results of the Company, on a pro forma basis, would have been:

For the Twelve Months Ended December 31, 2006
(unaudited)
Net Revenues	$216,389
Net Income	$9,385
Net Income Per Share	$1.43

Pursuant to the executed contribution and sales agreements, the purchase price of the combinations had been allocated to the assets acquired and liabilities assumed using the fair values as determined by management as of the acquisition date. The computation of the purchase price to net assets of Braveheart and Protego–based on their respective fair values as of December 19, 2006 and August 9, 2006, respectively–and resulting Goodwill are presented below.

	Braveheart	Protego
Purchase Price
Non-Interest-Bearing Evercore LP Notes	$—	$7,000
Interest-Bearing Evercore Partners Inc. Notes	3,000	—
Evercore LP Partnership Units	—	27,510
Evercore Class A Common Stock	21,882	—
Acquisition Costs	2,529	3,571
Cash Paid	392	—

Total Purchase Price	27,803	38,081

Fair Value of Assets Acquired and Liabilities Assumed
Cash	1,762	3,972
Accounts Receivable	656	6,582
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	198,511
Securities Purchased Under Agreements to Resell	—	207,596
Investments	—	1,670
Fixed Assets	183	990
Intangible Assets	22,254	3,480
Other Assets	675	483
Securities Sold Under Agreements to Repurchase	—	(406,150)
Dividend Payable	—	(6,375)
Other Current Liabilities	(4,556)	(2,756)
Minority Interest	—	(1,059)

Identifiable Net Assets	20,974	6,944
Goodwill Resulting from the Business Combinations at December 31, 2006	6,829	31,137
Issuance of Deferred Consideration in 2007	3,509	—

Other Adjustments in 2007	487	(259)

Goodwill Resulting from the Business Combinations at December 31, 2007	10,825	30,878
Foreign Currency Translation in 2008	(2,807)	(6,487)

Goodwill Resulting from the Business Combinations at December 31, 2008	$8,018	$24,391

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

In connection with the Protego and Braveheart acquisitions, the Company recorded intangible assets of $25,734. The intangible assets were valued at the date of acquisition at their fair value, as determined by management. In conjunction with the Protego and Braveheart acquisitions, the intangible assets amounts assigned by asset class at December 31, 2008 and 2007 are presented below.

	As of December 31, 2008
	Remaining Useful Life in Years		Gross Carrying Amount			Accumulated Amortization
	Protego	Braveheart	Protego	Braveheart	Total	Protego	Braveheart	Total
Client Backlog	—	—	$2,710	$12,840	$15,550	$2,710	$12,840	$15,550
Client Relationships	—	4	80	9,330	9,410	80	3,160	3,240
Broker Dealer License	2.75	—	240	—	240	115	—	115
Financial Services Authority License	—	3	—	84	84	—	34	34
Non-compete/Non-solicit Agreements	2.75	—	450	—	450	215	—	215
Foreign Currency Translation Adjustment			(89)	(2,078)	(2,167)	(11)	(569)	(580)

Total			$3,391	$20,176	$23,567	$3,109	$15,465	$18,574

	As of December 31, 2007
	Remaining Useful Life in Years		Gross Carrying Amount			Accumulated Amortization
	Protego	Braveheart	Protego	Braveheart	Total	Protego	Braveheart	Total
Client Backlog	—	—	$2,710	$12,840	$15,550	$2,710	$12,840	$15,550
Client Relationships	0.25	5	80	9,330	9,410	75	1,606	1,681
Broker Dealer License	3.75	—	240	—	240	67	—	67
Financial Services Authority License	—	4	—	84	84	—	17	17
Non-compete/Non-solicit Agreements	3.75	—	450	—	450	125	—	125
Foreign Currency Translation Adjustment			(6)	178	172	(2)	63	61

Total			$3,474	$22,432	$25,906	$2,975	$14,526	$17,501

Expense associated with the amortization of intangibles was $1,882, $15,037, and $2,654 for the years ended December 31, 2008, December 31, 2007 and the period August 10, 2006 through December 31, 2006, respectively.

Included in Goodwill at December 31, 2008 and 2007 was $341 of amounts related to the exchange of non-controlling interests pursuant to the IPO. Intangible assets related to the exchange of non-controlling interests pursuant to the IPO were $420 and $588 at December 31, 2008 and 2007, respectively. The intangible asset is net of $420 and $252 of accumulated amortization at December 31, 2008 and 2007, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company has assessed whether there was any impairment of its Goodwill or Intangible Asset balances at November 30, 2008. Pursuant to the Company’s goodwill impairment test, for the years ended December 31, 2008 and 2007, the Company compared the fair value of each of its applicable reporting units to their corresponding carrying amounts, including goodwill, and determined that no impairment existed.

Based on the intangible assets above as of December 31, 2008, annual amortization of intangibles for each of the next four years is as follows:

2009	$1,481
2010	$1,481
2011	$1,343
2012	$1,108

Note 5 – Special Charges and Acquisition and Transition Costs

ECP capital raising was deferred in the first half of 2008. As a result, the Company consolidated its private equity operations in New York, resulting in Special Charges of $4,132 for the twelve months ended December 31, 2008. These charges were in connection with the write-off of certain capitalized costs associated with ECP capital raising, employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office.

The Company has reflected $1,596 for the twelve months ended December 31, 2008, as Acquisition and Transition Costs incurred in connection with acquisitions in process. This expense reflects the change in accounting for deal-related costs required by SFAS 141(R).

Note 6 – Related Parties

The Company remits payment for expenses on behalf of the Private Equity Funds and is reimbursed accordingly. During the twelve months ended December 31, 2008 and 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006, the Company disbursed $1,144, $1,108, $108 and $830, respectively, on behalf of these entities.

Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
Advances to Individuals Related to Employment Offers	$245	$809
Personal Expenses Paid on Behalf of Employees and Related Parties	133	44
Reimbursable Expenses Due From Portfolio Companies of the Company’s Private Equity Funds	1,344	1,911
Reimbursable Expenses Relating to the Private Equity Funds	1,556	2,239

Receivable from Employees and Related Parties	$3,278	$5,003

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
Board of Director Fees	$145	$145
Amounts Due Pursuant to Tax Receivable Agreements(a)	1,808	1,229
Note Payable to the Shareholders of Braveheart	—	3,195

Payable to Employees and Related Parties	$1,953	$4,569

(a)	Relates to the current portion of the Member exchange of Evercore LP partnership units for common shares of the Company. The long-term portion of $38,344 and $37,575 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2008 and 2007, respectively.

Pursuant to the acquisition of Braveheart, the Company issued $3,000 of interest-bearing notes to Braveheart’s shareholders. These notes bore interest at LIBOR plus 100 basis points and were due in 2010 but may have been redeemed by the holders at any time after October 31, 2007. These notes and related interest had a balance of $3,195 at December 31, 2007, and were reflected in Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition. The notes were paid-in-full on April 3, 2008.

Investment Management Revenue includes income from related parties earned from the Company’s Private Equity Funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $11,202, $20,188, $5,359 and $17,229 for the twelve months ended December 31, 2008 and 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006, respectively.

The Company earned no advisory fees from clients that have Senior Managing Directors as a member of their Board of Directors for the twelve months ended December 31, 2008.

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008				2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$98,979	$1,213	$169	$100,023	$—	$—	$—	$—
Equity Securities	3,457	—	—	3,457	7,647	—	—	7,647

Total	$102,436	$1,213	$169	$103,480	$7,647	$—	$—	$7,647

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Corporate Bonds

During the fourth quarter of 2008, the Company invested in corporate bonds, which were classified as available-for-sale securities within Marketable Securities on the Consolidated Statement of Condition at December 31, 2008. The Company had no realized gains and (losses) for the twelve months ended December 31, 2008. Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value to an amount approximating its amortized cost, which may be maturity, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2008.

Corporate bond maturities as of December 31, 2008 are as follows:

	December 31, 2008
	Amortized Cost	Fair Value
Due within one year	$17,013	$16,921
Due after one year through five years	81,255	82,355
Due after five years through 10 years	711	747

Total	$98,979	$100,023

Equity Securities

The Company had $3,457 and $3,890 of securities managed by EAM as of December 31, 2008 and 2007, respectively. These investments are reflected as Marketable Securities on the Consolidated Statements of Financial Condition and are stated at quoted market value with realized and unrealized gains and losses recorded in earnings. Also included in Marketable Securities are $3,757 of EAM Fund Investments as of December 31, 2007. These investments resulted in net unrealized gains/(losses) and dividend income of $(4,317), $(2,247), $515 and $(160) for the twelve months ended December 31, 2008 and 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006, respectively, that are included on the Consolidated/Combined Statements of Operations in Investment Management Revenue.

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through PCB, enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 3.0 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities.

As of December 31, 2008 and 2007, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions are as follows:

	December 31, 2008		December 31, 2007
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$191,507		$226,868
Securities Purchased Under Agreements to Resell	92,770	$92,580	58,834	$58,641

Total Assets	$284,277		$285,702

Liabilities
Securities Sold Under Agreements to Repurchase	$(284,745)	$(284,086)	$(285,864)	$(285,508)

Note 9 – Investments

The Company’s investments reported in the Consolidated Statements of Financial Condition consist of investments in Private Equity Funds and the Company’s equity interest in EAM, Pan and HighView.

Investments in Private Equity Funds

The Company’s investments include investments in ECP II, the Discovery Fund and EMCP II. Portfolio holdings of the Private Equity Funds are fair valued as discussed in Note 2—Significant Accounting Policies. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of unrealized gains, losses and carried interest associated with any investment realizations.

The Company has concluded that EP II L.L.C., the general partner of ECP II, is a variable interest entity pursuant to FIN 46 (R). The Company owns 8%-9% of the carried interest earned by the general partner of ECP II. The Company’s assessment of the design of EP II L.L.C. resulted in the determination that the Company is not acting as an agent for other members of the general partner and is a passive holder of interests in the fund, evidenced by the fact that the Company is a non-voting, non-managing member of the general partner and accordingly, has no authority in directing the management operations of the general partner. Furthermore, the Company will not absorb the majority of the expected losses or receive a majority of the expected residual returns, should they occur. Accordingly, the Company has concluded that it is not the primary beneficiary of EP II L.L.C..

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

A summary of the Company’s investment in the Private Equity Funds as of December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
ECP II	$12,529	$12,507
Discovery Fund	1,803	2,308
EMCP II	1,507	—

Total Private Equity Funds	$15,839	$14,815

Net realized and unrealized gains on Private Equity Fund investments, including incentive fees, were $1,664, $5,580, $1,887 and $4,943 for the twelve months ended December 31, 2008 and 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006, respectively. The Company may be obligated to repay certain carried interest previously recorded in the event that the investments perform poorly on both a realized and unrealized basis. As of December 31, 2008, the Company had approximately $4,304 of previously recognized carried interest that may be subject to repayment.

Other Equity Investments

A summary of the Company’s equity investments as of December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
EAM	$2,816	$1,468
Pan	4,989	—
HighView	1,195	—

Total Equity Investments	$9,000	$1,468

EAM

Pursuant to the Amended and Restated Limited Liability Company Agreement, as of April 1, 2008, the Company holds a 32.7% interest in EAM that is accounted for under the equity method. SLMN Holdings LLC holds the remaining 67.3%. The investment resulted in unrealized losses of $252, $905, $412, and $299 for the twelve months ended December 31, 2008 and 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006, respectively.

The Company has concluded that EAM is a variable interest entity and has determined that as of December 31, 2008, EAM should not be consolidated pursuant to FIN 46 (R). The Company’s assessment of the design of EAM resulted in the determination that EAM would not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. Pursuant to the Agreement with EAM, the Company does not absorb a majority of the expected losses or receive a majority of the expected residual returns, should they occur and the Company does not effectively exert control over the direction of EAM as a result of the structure of EAM’s board.

During the first quarter of 2009, the Company increased its ownership in EAM to 51% and will consolidate its investment in EAM effective April 1, 2009. As part of this agreement, EAM has released the Company from all non-compete arrangements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Pan

In the third quarter of 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at December 31, 2008. This investment resulted in unrealized losses of $371 for the twelve months ended December 31, 2008.

HighView

In the fourth quarter of 2008, the Company made an equity method investment of $1,874 in HighView and maintains a 25% interest at December 31, 2008. This investment resulted in unrealized losses of $679 for the twelve months ended December 31, 2008.

The Company’s investments in Private Equity Funds, which consist of general partner interests and the Company’s equity interests in EAM, Pan and HighView, are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on equity method investments are included on the Consolidated/Combined Statements of Operations in Investment Management Revenue.

Note 10 – Fair Value Measurements

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS 157, the Company does not adjust the quoted price for these investments, even in situations where Evercore holds a large position and a sale could reasonably impact the quoted price. Level I investments include financial instruments owned and pledged as collateral and the Company’s investments in equity securities of $191,507 and $3,457, respectively, as of December 31, 2008.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Level II investments include the Company’s investments in corporate bonds of $100,023 as of December 31, 2008. The estimated fair values of the corporate bonds are based on quoted market prices provided by external pricing services.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The Company did not have any Level III investments as of December 31, 2008.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

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

Note 11 – Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2008	2007
Furniture and Office Equipment	$2,721	$3,677
Leasehold Improvements	7,219	7,481
Computer and Computer-related Equipment	2,606	2,943
Software	1,543	1,791

Total	14,089	15,892
Less: Accumulated Depreciation and Amortization	(5,944)	(5,787)

Furniture, Equipment and Leasehold Improvements, Net	$8,145	$10,105

Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $2,307, $2,384, $580 and $666 for the twelve months ended December 31, 2008 and 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006, respectively.

Note 12 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company Senior Notes due 2020 with a 5.20% coupon and warrants to purchase 5,454,545 shares of Evercore Class A Common Stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Consolidated Statement of Financial Condition at $95,263 and $23,708, respectively. The Senior Notes have an effective yield of 7.94%.

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

As of December 31, 2008, the future payments required on the Senior Notes are as follows:

2009	$6,240
2010	6,240
2011	6,240
2012	6,240
2013	6,240
Thereafter	163,680

Total	$194,880

Note 13 – Employee Benefit Plans

Defined Contribution Retirement Plan – The Company, through a subsidiary, provides certain retirement benefits to employees through a qualified retirement plan. The Evercore Partners Services East L.L.C. Retirement Plan (the “Plan”) is a defined contribution plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. It also includes a discretionary profit sharing feature. The Plan was formed on February 1, 1996 and subsequently amended. The Plan year ends on December 31 of each year. The Company, at its sole discretion, determines the amount, if any, of profit to be contributed to the Plan.

The Company made no contributions for the twelve months ended December 31, 2008, 2007 and 2006.

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

The Evercore Europe Plan made contributions for the twelve months ended December 31, 2008 and 2007 totaling $1,494 and $1,069, respectively.

Note 14 – Stockholders’ Equity

During 2008, the Company purchased 466,843 Class A common shares from employees and the former shareholders of Braveheart at market values ranging from $8.16 to $18.44 per share. The result was an increase in Treasury Stock of $7,082 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2008.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The former shareholders of Braveheart received 431,607 Class A common shares during the first quarter of 2008 in conjunction with the Braveheart sale and purchase agreement, resulting in compensation expense of $7,452 and an increase to Common Stock and Additional Paid-In-Capital of $4 and $7,448, respectively, in the Consolidated Statement of Financial Condition as of December 31, 2008.

During 2008, 278,946 Evercore LP partnership units were gifted to various charities and converted into Class A common shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $3 and $1,275, respectively, in the Consolidated Statement of Financial Condition as of December 31, 2008.

On August 21, 2008, the Company issued warrants to purchase 5,454,545 shares of Evercore Class A Common Stock, resulting in an increase to Additional Paid-In-Capital of $23,708, in the Consolidated Statement of Financial Condition as of December 31, 2008. See Note 12 of the consolidated/combined financial statements for further information.

During the twelve months ended December 31, 2008, the Company declared and paid dividends of $0.48 per share, totaling $6,239. The Company’s Board of Directors declared on February 3, 2009, a quarterly cash dividend of $0.12 per share, to the holders of Class A common stock as of February 27, 2009, which will be paid on March 13, 2009.

Note 15 – Minority Interest

Minority Interest recorded in the consolidated financial statements of the Successor Company relates to a 54% interest of the Members in Evercore LP, a 30% interest in PCB not owned by the Company and a 29% interest in EWM not owned by the Company.

Minority interest ownership was $25,808 and $46,339 as of December 31, 2008 and 2007, respectively. Changes in the minority ownership during 2008 were as follows:

	2008	2007
Beginning Balance	$46,339	$36,918
Adoption of FIN 48	—	(671)
Operating income	(4,850)	(32,841)
Distributions to partners	(16,578)	(47,218)
Exchange of Evercore LP partnership units for Class A common shares	(671)	(9,679)
Vesting of additional Evercore LP partnership units	—	99,453
Other, including PCB and EWM	1,568	377

Ending Balance	$25,808	$46,339

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 16 – Net Income (Loss) Per Share

Net income per share information is not applicable for reporting periods prior to August 10, 2006. The calculations of basic and diluted net income (loss) per share amounts for the twelve months ended December 31, 2008 and 2007 and the period August 10, 2006 through December 31, 2006, are described and presented below.

	For the Twelve Months Ended			For the Period
	December 31, 2008		December 31, 2007	August 10, 2006 through December 31, 2006
	(share amounts in thousands)
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	$(4,713)		$(34,495)	$3,786
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	13,072		10,219	4,956

Basic Net Income (Loss) Per Share of Class A Common Stock	$(0.36)		$(3.38)	$0.76

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) available for Class A common stockholders	$(4,713)		$(34,495)	$3,786
Add (deduct)—dilutive effect of:
Minority Interest related to the assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a	)	(a )	(a	)
Associated corporate taxes related to the assumed elimination of Minority Interest described above	(a	)	(a )	(a	)
Associated Interest Expense pursuant to conversion of Warrants Issued	(b	)	—	—

Diluted Net Income (Loss) available for Class A common stockholders	$(4,713)		$(34,495)	$3,786

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	13,072		10,219	4,956
Add—dilutive effect of:
Assumed exchange of Members’ Evercore LP partnership units for Class A common shares	(a	)	(a )	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units, as calculated using the treasury stock method	(c	)	(c )	—
Assumed conversion of Warrants Issued	(b	)	—	—

Diluted weighted average shares of Class A common stock outstanding	13,072		10,219	4,956

Diluted Net Income (Loss) Per Share of Class A Common Stock	$(0.36)		$(3.38)	$0.76

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

(a)	During the twelve months ended December 31, 2008 and 2007 and the period August 10, 2006 through December 31, 2006, the Evercore LP partnership units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share of Class A common stock. The units that would have been included in the computation of diluted net income (loss) per share of Class A common stock if the effect would have been dilutive were 15,134, 14,655 and 13,548 for the twelve months ended December 31, 2008 and 2007 and the period August 10, 2006 through December 31, 2006, respectively. For the period August 10, 2006 through December 31, 2006, antidilution is the result of vested RSUs impacting both basic and diluted earnings (loss) per share but not impacting the minority interest ownership calculation.

(b)	During 2008, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income per share of Class A common stock. The additional shares that would have been included in the computation of diluted net income per share of Class A common stock if the effect would have been dilutive were 5,454,545 for the twelve months ended December 31, 2008 reduced for the impact of the Treasury Stock Method, if applicable. FASB 128, Earnings per Share, requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method.

(c)	During the twelve months ended December 31, 2008 and 2007, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units as calculated using the treasury stock method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share of Class A common stock. The additional shares that would have been included in the computation of diluted net loss per share of Class A common stock if the effect would have been dilutive were 216 and 154 for the twelve months ended December 31, 2008 and 2007, respectively. Antidilution is the result of the Company having a loss for the twelve months ended December 31, 2008 and 2007, respectively.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

Note 17 – Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values.

2006 Stock Incentive Plan. In 2006 the Company’s stockholders and board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company’s Class A common stock. The total number of shares of Class A common stock which may be issued under the 2006 Plan is 20,000,000 and the Company intends to use newly-issued shares of Class A common stock to satisfy any awards under the 2006 Plan. Shares of Class A common stock underlying any award granted under the 2006 Plan that expire, terminate or are cancelled or satisfied for any reason without being settled in stock again become available for awards under the 2006 Plan. The total shares available to be granted in the future under the 2006 Plan were 13,394,307 and 15,428,193 as of December 31, 2008 and 2007, respectively.

Equity Grants – Evercore LP Partnership Units. At the time of the Reorganization, Members and certain trusts benefiting certain of their families received 13,547,797 vested and 9,589,032 unvested Evercore LP partnership units. The Evercore LP partnership units are exchangeable into Class A common stock of the Company

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

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

In addition, 100% of the unvested Evercore LP partnership units will vest if such Member dies or becomes disabled while employed by the Company. The Company’s Equity Committee, which is comprised of Messrs. Altman and Aspe, may also accelerate vesting of unvested Evercore LP partnership units at any time.

Mr. Beutner, one of the Founding Members, announced his retirement from the Company on May 1, 2008. Management has assessed the impact of Mr. Beutner’s retirement on the Evercore LP partnership unit vesting events discussed above and has concluded that no such condition has become probable at this time. Management has concluded that, at the current time, the disassociation of Mr. Altman or Mr. Aspe with the Company within ten years subsequent to the IPO date is not probable. There have not been any stated changes in the intentions of either Mr. Altman or Mr. Aspe to terminate their employment or current roles and functions with the Company.

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

Each of the Company’s four outside directors at the date of the IPO received a one-time award of 2,381 RSUs upon their initial appointment to the Board. These RSUs were issued pursuant to the 2006 Plan and vested in 2008, and were amortized into compensation expense, over two years.

Subsequent to the IPO, the Company granted new and existing employees RSUs and restricted stock. Certain of these awards vest upon the same terms as the Evercore LP partnership units issued at the time of the Reorganization and the RSUs issued at the time of the IPO (“Event-based Awards”) and certain of these awards are Service-based Awards.

During 2008, pursuant to the 2006 Plan, the Company granted employees 440,925 Evercore LP units and 60,193 RSUs that are Event-based Awards and 75,000 shares of restricted stock and 2,065,743 RSUs that are Service-based Awards. These awards had grant date fair values of $9.70 to $21.33 per share. During 2008, no Event-based Awards vested. Compensation expense related to Service-based Awards was $29,380 for the twelve months ended December 31, 2008.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

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

The Company recorded stock compensation expense of approximately $4,349 during the period August 10, 2006 through December 31, 2006 related to the grant of 207,116 vested RSUs granted to employees at the date of the IPO and valued at the IPO price of $21.00 per share. Stock compensation expense is included in Employee Compensation and Benefits in the Consolidated Statement of Income. The total income tax benefit related to stock-based compensation arrangements recognized in the Company’s Consolidated Statement of Income for the period August 10, 2006 through December 31, 2006 was $583.

During the first quarter of 2009, as part of the 2008 bonus awards, the Company granted to certain employees 733,678 unvested RSUs pursuant to the 2006 Plan.

The following table summarizes activity related to stock-based compensation awards during the twelve months ended December 31, 2008:

	Event-based Awards		Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2008	5,656,917	$119,165	2,355,953	$61,014
Granted	501,118	8,344	2,140,743	40,026
Forfeited	(581,077)	(12,203)	(26,898)	(580)
Vested	—	—	(812,011)	(17,803)

Unvested Balance at December 31, 2008	5,576,958	$115,306	3,657,787	$82,657

As of December 31, 2008, the total compensation cost related to unvested Service-based Awards not yet recognized was $53,066. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 30 months. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied.

During the fourth quarter of 2008, the Company issued Performance-based equity awards having a value of $1,000. The delivery of such awards is conditioned on the grantees satisfying certain vesting and other performance requirements outlined in the award agreements. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Performance-based awards will be achieved or satisfied.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The total income tax benefit related to stock-based compensation arrangements recognized in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2008 and 2007, was $6,185 and $6,829, respectively.

Note 18 – Commitments and Contingencies

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Consolidated/Combined Statements of Operations includes occupancy rental expense relating to operating leases of $9,308, $10,344, $1,398 and $1,747 for the twelve months ended December 31, 2008 and 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006, respectively.

In conjunction with the leases of office space in New York and San Francisco, the Company has entered into unsecured letters of credit of $4,880.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $303, $480, $46 and $74 for the twelve months ended December 31, 2008 and 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Consolidated/Combined Statements of Operations.

As of December 31, 2008, the approximate aggregate minimum future payments required on the operating leases are as follows:

2009	$12,252
2010	12,185
2011	11,909
2012	11,436
2013	11,065
Thereafter	99,307

Total	$158,154

During January 2009, the Company agreed to lease 5,632 square feet of office space at One Post Office Square, Boston, Massachusetts.

Capital Leases – The Company has entered into various capital leases for office equipment. As of December 31, 2008, the leases had an aggregate outstanding balance of $118. Interest expense on capital leases for the twelve months ended December 31, 2008, 2007 and 2006 was $2, $9 and $20, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The Company’s net investment in these leases, which is included in Furniture, Equipment and Leasehold Improvements, Net, as of December 31, 2008 and 2007, was $118 and $84, respectively.

	December 31,
	2008	2007
Capitalized Office Equipment Leases	$445	$718
Accumulated Depreciation	(327)	(634)

Net Investment	$118	$84

As of December 31, 2008, the approximate aggregate minimum future payments required on the capital leases are as follows:

2009	$53
2010	51
2011	25
2012	—
2013	—

Total Future Minimum Lease Payments	129
Less Interest Discount	(11)

Total Present Value of Future Minimum Lease Payments	118
Less Current Portion	(53)

Long-term Portion	$65

Other Commitments – As of December 31, 2008, the Company has unfunded commitments for capital contributions of $11,310 to the Private Equity Funds. These commitments will be funded as required through the end of each Private Equity Fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

On July 21, 2008, the Company committed to purchase preferred capital of approximately $10,000 to Pan, an asset management firm. The capital is expected to be drawn down as needed over a period of seven years, subject to the Board’s approval. As of December 31, 2008, the Company had $5,117 of remaining capital committed to Pan.

On September 8, 2008, the Company committed capital, subject to certain conditions, of $150,000 to HighView, a newly-created asset management firm. The Capital is expected to be drawn down as needed over a period of four to five years.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7,200 and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Legal

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses, and, in the past, the Company and its affiliates have been named as a defendant in civil litigation matters involving present or former clients or competitors. In addition, Mexican, United Kingdom and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

The Company contests liability and/or the amount of damages as appropriate. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matter described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Note 19 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of December 31, 2008 and 2007 was $32,905 and $16,937, respectively, which exceeded the minimum net capital requirement by $32,662 and $15,718, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Note 20 – Income Taxes

Prior to August 10, 2006, the Company had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on its U.S. earnings, and certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the Reorganization and IPO, the operating business entities of the Company were restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2008 and 2007, were $92 and $3,961, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The components of the provision for income taxes reflected on the Consolidated/Combined Statements of Operations for the twelve months ended December 31, 2008 and 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006 consist of:

	Consolidated			Combined
	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
Current:
Federal	$3,425	$6,683	$1,954	$—
Foreign	(2,297)	5,626	3,409	—
State and Local	1,832	6,016	2,173	2,351

Total Current	2,960	18,325	7,536	2,351
Deferred:
Federal	(1,555)	(3,098)	(624)	—
Foreign	(272)	(427)	(467)	—
State and Local	(954)	(2,399)	(415)	17

Total Deferred	(2,781)	(5,924)	(1,506)	17

Total	$179	$12,401	$6,030	$2,368

The effective tax rate for the twelve months ended December 31, 2008 was (1.9%) compared to (22.6%) for the twelve months ended December 31, 2007. The effective tax rates for the period August 10, 2006 through December 31, 2006 was 23.4% and for the period January 1, 2006 through August 9, 2006 was 3.5%. A reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the twelve months ended December 31, 2008 and 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006 is as follows:

	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
Reconciliation of Federal Statutory Tax Rates
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%	35.0%
Increase (Decrease) Due to State and Local Taxes	2.3%	(4.2)%	6.8%	3.5%
Rate Benefits as a Limited Liability Company/Flow Through	(28.9)%	(17.3)%	(29.8)%	(35.0)%
Foreign Taxes	19.2%	(9.5)%	11.4%	—
Non-Deductible Expenses	(25.8)%	(27.3)%	—	—
Other Adjustments	(3.7)%	0.7%	—	—

Effective Income Tax Rate	(1.9)%	(22.6)%	23.4%	3.5%

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

The effective tax rate was significantly impacted by the reorganization resulting from the IPO on August 10, 2006, whereby a significant percentage of the income was subject to corporate level federal, state and New York City taxes. Prior to the IPO, the Company was organized as a series of partnerships and flow through entities and was only subject to city taxes. The change between 2006 and 2007 is largely a result of a nondeductible equity compensation expense that was charged in 2007.

The following table presents the U.S. and non-U.S. components of Income (Loss) before income tax expense:

	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
U.S.	$5,071	$(12,334)	$74	$68,319
Non-U.S.	(9,605)	(9,760)	9,742	—

Income (Loss) before Income Tax Expense(a)	$(4,534)	$(22,094)	$9,816	$68,319

(a)	Net of Minority Interest.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Current Deferred Tax Assets:
Step up in tax basis due to the exchange of Evercore LP Partnership Units for Shares of Class A Common Stock	$2,130	$1,455

Total Current Deferred Tax Asset	$2,130	$1,455

Long-term Deferred Tax Assets:
Depreciation and Amortization	$3,833	$3,043
Compensation and Benefits	12,916	8,110
Step up in tax basis due to the exchange of Evercore LP Partnership Units for Shares of Class A Common Stock	42,980	42,739
Other	6,786	985

Total Long-term Deferred Tax Assets	$66,515	$54,877

Long-term Deferred Tax Liabilities:
Goodwill and Investments	$4,597	$3,385

Total Long-term Deferred Tax Liabilities	$4,597	$3,385

Net Long-term Deferred Tax Assets Before Valuation Allowance	$61,918	$51,492
Valuation Allowance	(852)	—

Net Long-term Deferred Tax Assets	$61,066	$51,492

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

At December 31, 2008 and 2007, the Company recognized net deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company, which totaled $63,196 and $52,947, respectively. As discussed in Note 17, during 2007, Members exchanged a number of Evercore LP partnership units for shares of Class A common stock of the Company. This exchange resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered a tax receivable agreement that was entered into at the time of the Formation Transaction between the Company and the Members. The agreement provides for the Members to retain 85% of the tax benefits resulting from the exchange and for the Company to retain 15% of such benefits. In 2008, the triggering of the tax receivable agreement resulted in an increase in Deferred Tax Asset—Current and Deferred Tax Asset – Non-Current of $675 and $241, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2008. In 2007, the triggering of the tax receivable agreement resulted in an increase in Deferred Tax Asset – Current, Deferred Tax Asset – Non-Current, Payable to Employees and Related Parties, Amounts Due to Related Parties Pursuant to Tax Receivable Agreement and Additional Paid-in-Capital of $1,455, $44,206, $1,237, $37,575 and $6,849, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2007.

The increase in net deferred tax assets from December 31, 2007 to December 31, 2008 was also attributable to a $4,806 increase due to compensation deductions for financial reporting purposes associated with RSUs and restricted stock that vested during the period, $478 related to the amortization of intangible assets associated with the Braveheart and Protego acquisitions and an increase in deferred tax assets of $3,815 associated with changes in Accumulated Other Comprehensive Income of which $4,027 related to foreign currency translation losses and $212 related to net unrealized gains on available-for-sale securities.

Based on the Company’s historical taxable income and its expected future earnings, management has determined that the remaining deferred tax assets are more-likely-than-not to be realized. Additionally, with respect to net operating loss carry-forwards associated with one of our foreign subsidiaries, a valuation allowance of $852 has been set up to fully offset the deferred tax asset.

As discussed in Note 2, the Company applied the provisions of FIN 48 on January 1, 2007. The cumulative effect of the Company’s adoption of FIN 48 was a charge of $671 and $252 to the January 1, 2007 Minority Interest and Retained Earnings balances, respectively.

A reconciliation of the changes in tax positions for the years ended December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Beginning unrecognized tax benefit	$2,535	$1,114
Additions based on tax positions related to the current year	—	681
Additions for tax positions of prior years	—	740
Reductions for tax positions of prior years	(818)	—
Settlements	—	—
Lapse of Statute of Limitations	—	—

Ending unrecognized tax benefit	$1,717	$2,535

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Included in the balance of unrecognized tax benefits at December 31, 2008 and 2007, are $1,674 and $2,192, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company accrued interest of $160 during 2008 related to the unrecognized tax benefits noted above and, as of December 31, 2008, the Company has recognized a liability for penalties and interest of $510 and $641, respectively. The Company accrued interest and penalties of $319 and $386, respectively, during 2007 and, as of December 31, 2007, the Company has recognized a liability for penalties and interest of $760 and $511, respectively.

The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits and the expiration of statute of limitations for examining the Company’s income tax returns during the next year.

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company’s tax years for 2005 to present are subject to examination by the taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2005.

Note 21 – Concentrations of Credit Risk

Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, foreign government obligations and receivables from clients. The Company has placed its Cash and Cash Equivalents in interest-bearing deposits in U.S. banks and U.S. investment banks that meet certain rating and capital requirements. The Company’s foreign subsidiaries maintain Cash and Cash Equivalents in interest bearing accounts at large commercial banking institutions domiciled in their respective countries of operation. Concentrations of credit risk are limited due to the quality of the Company’s clients.

Credit Risks

As of December 31, 2008, the Company has securities purchased under agreements to resell of $92,770 for which the Company has received collateral with a fair value of $92,580. Additionally, the Company has securities sold under agreements to repurchase of $284,745 at December 31, 2008, for which the Company has pledged collateral with a fair value of $284,086. To reduce the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell, the Company has established risk management procedure to monitor the exposure. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for bad debts to provide coverage for probable losses from our customer receivables and derives the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. At December 31, 2008 and 2007 total receivables amounted to $22,758 and $47,720, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $196 and $391 in the years ended December 31, 2008 and 2007, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

With respect to our Marketable Securities portfolio, which is comprised of highly rated corporate bonds and equity securities, the Company manages its credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of December 31, 2008, the Company had Marketable Securities of $103,480, of which 97% were corporate bonds with Moody’s ratings ranging from A1 to Aaa and 3% were equity securities.

Note 22 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Advisory and Investment Management. Advisory includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, and similar corporate finance matters. Investment Management includes advising third-party investors in the Private Equity, Institutional Asset Management and Wealth Management sectors.

The Company’s segment information for the twelve months ended December 31, 2008 and 2007 and the periods August 10, 2006 through December 31, 2006 and January 1, 2006 through August 9, 2006 is prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include stock-based compensation costs associated with the May 2007 follow-on offering of common stock, a 2007 stock-based compensation charge related to a severance agreement, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart, Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP capital raising and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office and Acquisition and Transition Costs incurred in connection with acquisitions currently in process.

The Company evaluates segment results based on net revenue and operating income, both including and excluding the impact of the Other Expenses.

The Company believes that the following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, other expenses, operating income and identifiable assets.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

For the full year ended December 31, 2008, no client accounted for more than 10% of the Company’s consolidated Net Revenues. One client accounted for more than 10% of the Company’s consolidated Net Revenues for the full year ended December 31, 2007.

	Consolidated			Combined
	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
Advisory
Net Revenues(1)	$186,628	$299,710	$88,695	$95,302
Operating Expenses(2)	157,097	193,204	54,401	32,041
Other Expenses(3)	9,336	114,000	6,262	—

Segment Income (Loss)	$20,195	$(7,494)	$28,032	$63,261

Identifiable Segment Assets(4)	$290,677	$347,357	$182,120	$84,926

Investment Management
Net Revenues(1)	$8,027	$21,889	$7,383	$16,617
Operating Expenses(2)	31,878	42,298	8,867	11,553
Other Expenses(3)	5,728	27,032	741	—

Segment Income (Loss)	$(29,579)	$(47,441)	$(2,225)	$5,064

Identifiable Segment Assets(4)	$448,263	$341,739	$119,383	$420,703

Total
Net Revenues(1)	$194,655	$321,599	$96,078	$111,919
Operating Expenses(2)	188,975	235,502	63,268	43,594
Other Expenses(3)	15,064	141,032	7,003	—

Segment Income (Loss)	$(9,384)	$(54,935)	$25,807	$68,325

Identifiable Segment Assets(4)	$738,940	$689,096	$301,503	$505,629

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	Consolidated			Combined
	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
Advisory	$5,020	$3,959	$1,036	$(820)
Investment Management	(1,413)	1,731	792	(243)

Total Other Revenue, net	$3,607	$5,690	$1,828	$(1,063)

(2)	Corporate level Operating Expenses for prior periods have been allocated to their appropriate business segments to conform with the current presentation.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

(3)	Other Expenses include stock-based compensation costs associated with the May 2007 follow-on offering of common stock, a 2007 stock-based compensation charge related to a severance agreement, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart, Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP capital raising and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office and Acquisition and Transition Costs incurred in connection with acquisitions currently in process as set forth in the table below:

	Consolidated			Combined
	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
Deferred Consideration Pursuant to the Braveheart Sale and Purchase Agreement	$7,452	$—	$—	$—
Contingently Vested Equity Awards	—	98,963	3,608	—
Advisory—Intangible Asset Amortization	1,884	15,037	2,654	—

Total Advisory	9,336	114,000	6,262	—

Contingently Vested Equity Awards	—	27,032	741	—
Special Charges	4,132	—	—	—
Acquisition and Transition Costs	1,596	—	—	—

Total Investment Management	5,728	27,032	741	—

Total Other Expenses	$15,064	$141,032	$7,003	$—

(4)	Goodwill has been included in the Advisory Segment only, since at the dates of the acquisitions Braveheart and Protego were principally Advisory businesses.

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	Consolidated			Combined
	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 through December 31, 2006	January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
Net Revenues:(1)
United States	$140,650	$246,294	$63,267	$93,234
Europe and Other	23,039	44,645	23,475	19,748
Latin America	27,359	24,970	7,508	—

Total	$191,048	$315,909	$94,250	$112,982

(1)	Excludes Other Revenue and Interest Expense.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 23 – Evercore Partners Inc. (Parent Company Only) Financial Statements

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)

	December 31,
	2008	2007
ASSETS
Equity Investment in Subsidiary	$158,013	$157,859
Advances to Subsidiary	118,971	—
Deferred Tax Asset	59,172	53,677
Other Assets	5,044	6,713

TOTAL ASSETS	$341,200	$218,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to Related Party	$1,816	$1,237
Amounts Due Pursuant to Tax Receivable Agreement	38,344	37,575
Deferred Tax Liability	—	3,266
Notes Payable to Related Parties	—	3,195
Long-term Debt-Notes Payable	95,263	—

TOTAL LIABILITIES	135,423	45,273
Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 12,552,028 and 11,261,100 issued at December 31, 2008 and 2007, respectively, and 12,053,282 and 11,229,197 outstanding at December 31, 2008 and 2007, respectively)	126	113
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 issued and outstanding at December 31, 2008 and 2007)	—	—
Additional Paid-In-Capital	275,234	208,846
Accumulated Other Comprehensive Income (Loss)	(14,969)	597
Retained Earnings (Deficit)	(46,564)	(35,612)
Treasury Stock at Cost (498,746 and 31,903 shares at December 31, 2008 and 2007, respectively)	(8,050)	(968)

TOTAL STOCKHOLDERS’ EQUITY	205,777	172,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$341,200	$218,249

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 (date of inception) through December 31, 2006
REVENUES
Interest Income	$2,553	$—	$—

TOTAL REVENUES	2,553	—	—
Interest Expense	2,553	—	—

NET REVENUES	—	—	—
EXPENSES
TOTAL EXPENSES	—	—	—

OPERATING INCOME	—	—	—

Equity in Income (Loss) of Subsidiary	(3,403)	(29,765)	6,705
Provision for Income Taxes	1,310	4,730	2,919

NET INCOME (LOSS)	$(4,713)	$(34,495)	$3,786

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Twelve Months Ended		For the Period
	December 31, 2008	December 31, 2007	August 10, 2006 (date of inception) through December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,713)	$(34,495)	$3,786
Undistributed Income of Subsidiary	3,403	29,765	(6,705)
Accretion on Long-term Debt	431	—	—
(Increase) Decrease in Operating Assets:
Other Assets	1,668	(6,713)	—
Increase (Decrease) in Operating Liabilities:
Payable to Uncombined Affiliates	—	(815)	815
Taxes Payable	—	(2,104)	2,104
Notes Payable to Related Parties	(3,195)	195	—

Net Cash Used in Operating Activities	(2,406)	(14,167)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	24,811	(23,766)	(88,590)
Advances to Subsidiary	(118,971)	—	—

Net Cash Used in Investing Activities	(94,160)	(23,766)	(88,590)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from IPO and Follow-On Offerings	—	42,058	88,590
Issuance of Notes Payable and Warrants	120,000	—	—
Debt Issuance Costs	(1,460)	—	—
Foreign Currency Translation	(15,565)	534	—
Dividends	(6,239)	(4,651)	—
FIN 48 Adjustment	(170)	(8)	—

Net Cash Provided by Financing Activities	96,566	37,933	88,590

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of Period	—	—	—

CASH AND CASH EQUIVALENTS—End of Period	$—	$—	$—

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Note A – Organization

Evercore Partners Inc. (the “Company”) was incorporated as a Delaware corporation on July 21, 2005. The Company did not begin meaningful operations until the reorganization discussed below. Therefore no financial statements are presented for periods before August 10, 2006. Pursuant to a reorganization into a holding company structure, the Company became a holding company and its sole asset is a controlling equity interest in Evercore LP. As the sole general partner of Evercore LP, the Company operates and controls all of the business and affairs of Evercore LP and, through Evercore LP and its subsidiaries, continues to conduct the business now conducted by these subsidiaries.

Note B – Significant Accounting Policies

Basis of Presentation. The Statements of Financial Condition, Operations and Cash Flows have been prepared in accordance with U.S. GAAP.

Equity in Income of Subsidiary. The Equity in Income of Subsidiary represents the Company’s share of income from Evercore LP.

Note C – Stockholders’ Equity

The Company is authorized to issue 1,000,000,000 shares of Class A common stock, par value $0.01 per share, and 1,000,000 shares of Class B common stock, par value $0.01 per share. All shares of Class A common stock and Class B common stock vote together as a single class. At December 31, 2008, the Company has issued 12,552,028 shares of Class A common stock. The Company has issued 51 shares of Class B common stock in exchange for $1.00, which were held by certain limited partners of Evercore LP and 49 shares are held by Evercore LP at December 31, 2008. During 2008, the Company purchased 466,843 Class A common shares of Treasury Stock from employees at market values ranging from $8.16 to $18.44 per share. The Company accounts for purchases of Treasury Stock at cost and includes the Treasury Stock as a separate component of Stockholders’ Equity until such time as the Treasury Stock is retired. The result of the above transactions was an increase in Treasury Stock of $7,082 on the Company’s Condensed Statement of Financial Condition as of December 31, 2008.

As discussed in Note 17 to the consolidated/combined financial statements, both the Evercore LP partnership units and RSUs are exchangeable into Class A common stock of the Company on a one-for-one basis once vested.

Note D – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from the Company Senior Notes and Warrants expiring 2020. See Note 12 to the consolidated/combined financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED/COMBINED

FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note E – Commitments and Contingencies

As of December 31, 2008, as discussed in Note 12 to the consolidated/combined financial statements, the Company estimates the contractual obligations related to the Senior Notes to be $194, 880. Pursuant to the Senior Notes, we expect to make payments to the notes’ holder of $6,240 within one year or less, $12,480 in one to three years, $12,480 in three to five years and $163,680 after five years.

As of December 31, 2008, as discussed in Note 20 to the consolidated/combined financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $40,160. The company expects to pay to the counterparties to the Tax Receivable Agreement $1,816 within one year or less, $5,733 in one to three years, $6,137 in three to five years and $26,474 after five years.

SUPPLEMENTAL FINANCIAL INFORMATION

(dollars in thousands, except per share data)

Consolidated Quarterly Results of Operations (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2008 and 2007. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net Revenues	$33,236	$56,813	$60,118	$44,488
Total Expenses	49,757	54,943	52,249	47,090

Income (Loss) Before Income Taxes and Minority Interest	(16,521)	1,870	7,869	(2,602)
Provision for Income Taxes	(3,463)	1,475	2,461	(294)
Minority Interest	(7,722)	863	3,352	(1,343)

Net Income (Loss)	$(5,336)	$(468)	$2,056	$(965)

Net Income (Loss) Per Share
Basic	$(0.39)	$(0.04)	$0.16	$(0.08)
Diluted	$(0.39)	$(0.04)	$0.16	$(0.08)
Dividends Declared Per Share of Class A Common Stock	$0.12	$0.12	$0.12	$0.12

	For the Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net Revenues	$93,792	$72,399	$65,912	$89,496
Total Expenses	79,541	62,035	169,558	65,400

Income (Loss) Before Income Taxes and Minority Interest	14,251	10,364	(103,646)	24,096
Provision for Income Taxes	3,606	3,217	643	4,936
Minority Interest	7,507	4,828	(60,115)	14,940

Net Income (Loss)	$3,138	$2,319	$(44,174)	$4,220

Net Income (Loss) Per Share
Basic	$0.25	$0.19	$(4.68)	$0.64
Diluted	$0.25	$0.19	$(4.68)	$0.64
Dividends Declared Per Share of Class A Common Stock	$0.12	$0.12	$0.10	$0.07

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as

appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this annual report to accomplish their objectives at the reasonable assurance level.

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

In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2008.

The Company’s independent registered public accounting firm has issued its written attestation report on the Company’s internal control over financial reporting, as included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the internal control over financial reporting of Evercore Partners Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 12, 2009

Changes in Internal Controls over Financial Reporting

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2008

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	5,711,087	—	13,394,307
Equity compensation plans not approved by shareholders	—	—	—

Total	5,711,087	—	13,394,307

(1)	To date, we have issued RSUs which by their nature have no exercise price.

The information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Corporate Governance” of the Proxy Statement is incorporated herein by reference.

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

1. Financial Statements

The consolidated/combined financial statements required to be filed in the Form 10-K are listed in Part II, Item 8 hereof.

2. Financial Data Schedules

All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(13)

4.1	Equity Holders Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

4.2	Indenture between Evercore Partners Inc. and The Bank of New York Mellon, as trustee, dated as of August 28, 2008(11)

4.3	Warrant, dated as of August 28, 2008(11)

10.1	Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.2	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.3	Registration Rights Agreement, dated as of August 10, 2006(2)

10.4	Contribution and Sale Agreement, dated as of May 12, 2006, among Evercore LP, Evercore Partners Inc., Roger C. Altman, Austin M. Beutner, Pedro Aspe and the Other Parties Named Therein(1)

10.5	Contribution and Sale Agreement, dated as of May 12, 2006, among Evercore LP, Evercore Partners Inc. and Banco Inbursa, S.A., Institucion de Banca Multiple, Grupo Financiero Inbursa, as Trustee of Inbursa Trust F1338(1)

10.6*	Employment Agreement between the Registrant and Robert B. Walsh(6)

10.7*	Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.8*	Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.9*	Employment Agreement between the Registrant and Pedro Aspe(2)

Exhibit Number	Description
10.10*	Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.11*	Employment Agreement between the Registrant and Adam B. Frankel(1)

10.12	Form of Indemnification Agreement between the Registrant and each of its director nominees(1)

10.13	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.14	Sale and Purchase Agreement among the Shareholders of Braveheart Financial Services Limited and Evercore Partners Inc.(1)

10.15	Closing Agreement, dated December 19, 2006, among Evercore Partners Inc. and Bernard J. Taylor and Julian P. Oakley(4)

10.16	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of May 9, 2007(5)

10.17*	Form of Restricted Stock Award Agreement(6)

10.18*	Form of Restricted Stock Unit Award Agreement(6)

10.19*	Letter Agreement, dated as of June 29, 2007, among David E. Wezdenko, Evercore LP, Evercore Partners II L.L.C. and Evercore Partners Inc.(7)

10.20*	Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006(9)

10.21*	2007 Form Restricted Stock Unit Award Agreement(9)

10.22*	2008 Form Restricted Stock Unit Award Agreement (filed herewith)

10.23	Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners II, L.P. (filed herewith)

10.24*	Amendment to Employment Agreement dated November 7, 2008 with Dr. Pedro Carlos Aspe Armella(12)

10.25*	Amended and Restated Employment Agreement dated February 12, 2008 with Roger C. Altman(8)

10.26*	Amended and Restated Employment Agreement dated February 12, 2008 with Austin M. Beutner(8)

10.27*	Amendment to Restricted Stock Unit Award Agreement with Adam B. Frankel (filed herewith)

10.28*	Amendment to Employment Agreement dated December 22, 2008 with Adam B. Frankel (filed herewith)

10.29	Purchase Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

11	Not included as a separate exhibit - earnings per share can be determined from Note 16 to the consolidated/combined financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2007.

(6)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(7)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 6, 2007.

(8)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(10)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 21, 2008.

(11)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2008.

(13)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 6, 2009.

*	Management contract or compensatory plan.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCORE PARTNERS INC.

By:	/s/ ROBERT B. WALSH
Robert B. Walsh Chief Financial Officer

March 12, 2009

Each of the officers and directors of Evercore Partners Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Roger C. Altman, Robert B. Walsh and Adam B. Frankel, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 12th day of March, 2009.

Signature	Title

/s/ ROGER C. ALTMAN Roger C. Altman	Co-Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ PEDRO ASPE Pedro Aspe	Co-Chairman

/s/ FRANCOIS DE ST. PHALLE Francois de St. Phalle	Director

/s/ GAIL BLOCK HARRIS Gail Block Harris	Director

/s/ CURT HESSLER Curt Hessler	Director

/s/ ANTHONY N. PRITZKER Anthony N. Pritzker	Director

/s/ ROBERT B. WALSH Robert B. Walsh	Chief Financial Officer (Principal Financial Officer)

/s/ PAUL PENSA Paul Pensa	Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(13)

4.1	Equity Holders Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

4.2	Indenture between Evercore Partners Inc. and The Bank of New York Mellon, as trustee, dated as of August 28, 2008(11)

4.3	Warrant, dated as of August 28, 2008(11)

10.1	Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.2	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.3	Registration Rights Agreement, dated as of August 10, 2006(2)

10.4	Contribution and Sale Agreement, dated as of May 12, 2006, among Evercore LP, Evercore Partners Inc., Roger C. Altman, Austin M. Beutner, Pedro Aspe and the Other Parties Named Therein(1)

10.5	Contribution and Sale Agreement, dated as of May 12, 2006, among Evercore LP, Evercore Partners Inc. and Banco Inbursa, S.A., Institucion de Banca Multiple, Grupo Financiero Inbursa, as Trustee of Inbursa Trust F1338(1)

10.6*	Employment Agreement between the Registrant and Robert B. Walsh(6)

10.7*	Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.8*	Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.9*	Employment Agreement between the Registrant and Pedro Aspe(2)
10.10*	Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.11*	Employment Agreement between the Registrant and Adam B. Frankel(1)

10.12	Form of Indemnification Agreement between the Registrant and each of its director nominees(1)

10.13	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.14	Sale and Purchase Agreement among the Shareholders of Braveheart Financial Services Limited and Evercore Partners Inc.(1)

10.15	Closing Agreement, dated December 19, 2006, among Evercore Partners Inc. and Bernard J. Taylor and Julian P. Oakley(4)

10.16	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of May 9, 2007(5)

10.17*	Form of Restricted Stock Award Agreement(6)

10.18*	Form of Restricted Stock Unit Award Agreement(6)

10.19*	Letter Agreement, dated as of June 29, 2007, among David E. Wezdenko, Evercore LP, Evercore Partners II L.L.C. and Evercore Partners Inc.(7)

10.20*	Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006(9)
10.21*	2007 Form Restricted Stock Unit Award Agreement(9)

10.22*	2008 Form Restricted Stock Unit Award Agreement (filed herewith)

10.23	Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners II, L.P. (filed herewith)

10.24*	Amendment to Employment Agreement dated November 7, 2008 with Dr. Pedro Carlos Aspe Armella(12)

10.25*	Amended and Restated Employment Agreement dated February 12, 2008 with Roger C. Altman(8)

Exhibit Number	Description of Exhibit
10.26*	Amended and Restated Employment Agreement dated February 12, 2008 with Austin M. Beutner(8)

10.27*	Amendment to Restricted Stock Unit Award Agreement with Adam B. Frankel (filed herewith)

10.28*	Amendment to Employment Agreement dated December 22, 2008 with Adam B. Frankel (filed herewith)

10.29	Purchase Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

11	Not included as a separate exhibit - earnings per share can be determined from Note 16 to the consolidated/combined financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2007.

(6)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(7)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 6, 2007.

(8)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(10)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 21, 2008.

(11)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2008.

(13)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 6, 2009.

*	Management contract or compensatory plan.