Form 10-Q
period 2009-03-31
Evercore Partners Inc.
filed 2009-05-06
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of May 4, 2009 was 12,253,497. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 4, 2009 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant).

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and Cash Equivalents	$117,497	$175,902
Marketable Securities	101,137	103,480
Financial Instruments Owned and Pledged as Collateral at Fair Value	186,450	191,507
Securities Purchased Under Agreements to Resell	145,011	92,770
Accounts Receivable (net of allowances of $787 at March 31, 2009 and December 31, 2008)	36,763	22,758
Receivable from Employees and Related Parties	3,831	3,278
Deferred Tax Asset - Current	2,212	2,130
Other Current Assets	9,529	13,653

Total Current Assets	602,430	605,478
Investments	24,090	24,839
Deferred Tax Asset	65,365	61,066
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $6,885 and $5,944 at March 31, 2009 and December 31, 2008, respectively)	7,985	8,145
Goodwill	31,529	32,750
Intangible Assets (net of accumulated amortization of $19,616 and $18,994 at March 31, 2009 and December 31, 2008, respectively)	4,791	5,413
Other Assets	6,245	1,249

TOTAL ASSETS	$742,435	$738,940

LIABILITIES AND EQUITY
Current Liabilities
Accrued Compensation and Benefits	$21,545	$61,551
Accounts Payable and Accrued Expenses	7,438	8,104
Securities Sold Under Agreements to Repurchase	331,840	284,745
Payable to Employees and Related Parties	2,033	1,953
Taxes Payable	650	92
Other Current Liabilities	5,343	8,930

Total Current Liabilities	368,849	365,375
Notes Payable	95,591	95,263
Amounts Due Pursuant to Tax Receivable Agreements	38,522	38,344
Other Long-term Liabilities	8,343	8,373

TOTAL LIABILITIES	511,305	507,355

Commitments and Contingencies (Note 15)

Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 12,921,776 and 12,552,028 issued at March 31, 2009 and December 31, 2008, respectively, and 12,253,497 and 12,053,282 outstanding at March 31, 2009 and December 31, 2008, respectively)	129	126
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 issued and outstanding at March 31, 2009 and December 31, 2008)	—	—
Additional Paid-In-Capital	281,948	275,234
Accumulated Other Comprehensive Income (Loss)	(6,041)	(5,139)
Retained Earnings (Deficit)	(48,013)	(46,564)
Treasury Stock at Cost (668,279 and 498,746 shares at March 31, 2009 and December 31, 2008, respectively)	(9,961)	(8,050)

Total Evercore Partners Inc. Stockholders’ Equity	218,062	215,607
Noncontrolling Interest	13,068	15,978

TOTAL EQUITY	231,130	231,585

TOTAL LIABILITIES AND EQUITY	$742,435	$738,940

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2009	2008
REVENUES
Advisory Revenue	$49,058	$40,692
Investment Management Revenue	569	2,574
Other Revenue, Including Interest	8,590	7,214

TOTAL REVENUES	58,217	50,480
Interest Expense	8,491	5,992

NET REVENUES	49,726	44,488

EXPENSES
Employee Compensation and Benefits	35,854	33,255
Occupancy and Equipment Rental	3,162	3,310
Professional Fees	3,824	3,477
Travel and Related Expenses	1,598	2,744
Communications and Information Services	734	642
Depreciation and Amortization	1,057	1,081
Special Charges	—	1,127
Acquisition and Transition Costs	290	—
Other Operating Expenses	1,752	1,454

TOTAL EXPENSES	48,271	47,090

INCOME (LOSS) BEFORE INCOME TAXES	1,455	(2,602)
Provision (Benefit) for Income Taxes	1,058	(294)

NET INCOME (LOSS)	397	(2,308)
Net Income (Loss) Attributable to Noncontrolling Interest	206	(1,343)

NET INCOME (LOSS) ATTRIBUTABLE TO EVERCORE PARTNERS INC.	$191	$(965)

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders	$191	$(965)

Weighted Average Shares of Class A Common Stock Outstanding
Basic	13,701	12,757
Diluted	13,992	12,757

Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)

Dividends Declared per Share of Class A Common Stock	$0.12	$0.12

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2009
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2008	12,552,028	$126	$275,234	$(5,139)	$(46,564)	(498,746)	$(8,050)	$15,978	$231,585
Net Income	—	—	—	—	191	—	—	206	397
Other Comprehensive Income (Loss), net:
Unrealized Gain on Marketable Securities, net	—	—	—	86	—	—	—	162	248
Foreign Currency Translation Adjustment	—	—	—	(988)	—	—	—	(1,863)	(2,851)

Total Comprehensive Income (Loss)	—	—	—	(902)	191	—	—	(1,495)	(2,206)
Treasury Stock Purchases	—	—	—	—	—	(169,533)	(1,911)	—	(1,911)
Evercore LP Units Converted into Class A Common Stock	36,306	—	90	—	—	—	—	—	90
Stock-based Compensation Awards	333,442	3	6,624	—	—	—	—	—	6,627
Dividends - Class A Stockholders	—	—	—	—	(1,640)	—	—	—	(1,640)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(1,415)	(1,415)

Balance at March 31, 2009	12,921,776	$129	$281,948	$(6,041)	$(48,013)	(668,279)	$(9,961)	$13,068	$231,130

	For the Three Months Ended March 31, 2008
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity

Balance at December 31, 2007	11,261,100	$113	$208,846	$237	$(35,612)	(31,903)	$(968)	$46,699	$219,315
Net Loss	—	—	—	—	(965)	—	—	(1,343)	(2,308)
Other Comprehensive Income (Loss), net:
Foreign Currency Translation Adjustment	—	—	—	97	—	—	—	123	220

Total Comprehensive Income (Loss)	—	—	—	97	(965)	—	—	(1,220)	(2,088)
Treasury Stock Purchases	—	—	—	—	—	(34,777)	(635)	—	(635)
Stock-based Compensation Awards	34,777	1	10,142	—	—	—	—	—	10,143
Share Grant Related to Acquisition	431,607	4	7,448	—	—	—	—	—	7,452
Dividends - Class A Stockholders	—	—	—	—	(1,496)	—	—	—	(1,496)
Noncontrolling Interest	—	—	—	—	—	—	—	(3,455)	(3,455)

Balance at March 31, 2008	11,727,484	$118	$226,436	$334	$(38,073)	(66,680)	$(1,603)	$42,024	$229,236

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$397	$(2,308)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Net Realized and Unrealized Losses on Investments and Marketable Securities	2,797	866
Equity-Based and Other Deferred Compensation	6,627	6,142
Share Grant Related to Acquisition	—	7,452
Depreciation, Amortization and Accretion	1,385	1,081
Bad Debt Expense	—	50
Deferred Taxes	(3,526)	79
Decrease (Increase) in Operating Assets:
Marketable Securities	(108)	(371)
Financial Instruments Owned and Pledged as Collateral at Fair Value	(3,089)	41,620
Securities Purchased Under Agreements to Resell	(56,231)	(105,061)
Accounts Receivable	(14,154)	27,652
Receivable from Employees and Related Parties	(553)	(213)
Other Assets	(1,005)	(2,263)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(39,826)	(94,757)
Accounts Payable and Accrued Expenses	(594)	(3,570)
Securities Sold Under Agreements to Repurchase	59,251	63,355
Payables to Employees and Related Parties	80	(126)
Taxes Payable	479	156
Other Liabilities	(3,603)	(205)

Net Cash Used in Operating Activities	(51,673)	(60,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments Purchased	(1,598)	(3,254)
Marketable Securities:
Proceeds from Maturities	10,194	—
Proceeds from Sales	1,318	—
Purchases	(9,813)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(355)	(199)

Net Cash Used in Investing Activities	(254)	(3,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(11)	(25)
Distributions to Noncontrolling Interests - Evercore LP Members	(1,784)	(4,325)
Dividends—Class A Stockholders	(1,640)	(1,496)
Treasury Stock Purchased	(1,911)	(635)
Other	428	870

Net Cash Used in Financing Activities	(4,918)	(5,611)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,560)	579

NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,405)	(68,906)
CASH AND CASH EQUIVALENTS-Beginning of Period	175,902	193,475

CASH AND CASH EQUIVALENTS-End of Period	$117,497	$124,569

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$9,981	$5,956

Payments for Income Taxes	$220	$1,376

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization

Evercore Partners Inc. and subsidiaries is an investment banking firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling equity interest in Evercore LP. The Company is the sole general partner of Evercore LP.

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

•	Evercore Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”);

•	Evercore Venture Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Venture Partners L.P. and its affiliated entities and

•

Evercore Advisors I L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Capital Partners L.P. and its affiliated entities (“ECP I”). Evercore Advisors Inc. was converted into Evercore Advisors I L.L.C. on August 10, 2006.

•

Evercore Wealth Management L.L.C. (“EWM”), a Delaware limited liability company, provides wealth management services to high net worth individuals. 70.8% of EWM is owned by EGH; the remaining interest is owned by the management of EWM.

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

•

Evercore Holdings Limited, our U.K. based holding company, through which we made our investment in Evercore Pan-Asset Capital Management (“Pan”). Evercore LP wholly owns Evercore Partners LTD, formerly Braveheart Financial Services Limited (“Braveheart”), a U.K. company whose main activity is the provision of advisory and related services.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 2 – Significant Accounting Policies

For a complete discussion of the Company’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Basis of Presentation –The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated/combined financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as variable interest entities where the Company is deemed to be the primary beneficiary. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

Reclassifications –In January 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption of SFAS 160 resulted in the presentation of Noncontrolling Interest as a component of Total Equity on the Unaudited Condensed Consolidated Statements of Financial Condition and below Net Income on the Unaudited Condensed Consolidated Statements of Operations. Prior periods have been reclassified to conform to the current presentation. In addition, the adoption of SFAS 160 resulted in an allocation of the components of Total Comprehensive Income between controlling interests and noncontrolling interests for the three months ended March 31, 2009 and 2008, respectively.

Note 3 – Recent Accounting Pronouncements

FSP FAS 141(R)-1- In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), Business Combinations (“SFAS 141(R)”), to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP FAS 141(R)-1 on the Company’s financial condition, results of operations or cash flows.

FSP FAS 107-1 and APB 28-1 – In March 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. This FSP also would amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2 – In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact of FSP FAS 115-2 and FAS 124-2 on the Company’s financial condition, results of operations or cash flows.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

FSP FAS 157-4 – In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

FSP EITF 03-6-1—In January 2009, the Company implemented FASB FSP Emerging Issues Task Force (“EITF”) No. 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires the Company to treat unvested deferred stock units that contain nonforfeitable rights to dividends as participating securities in the calculation of basic earnings per share. These participating securities must be included in the computation of diluted earnings per share in accordance with the two-class method or treasury stock method, whichever is more dilutive. FSP EITF 03-6-1 must be applied retrospectively. The effect of the retrospective application of EITF 03-6-1 had no impact on the Company’s earnings per share.

Note 4 – Special Charges and Acquisition and Transition Costs

ECP capital raising was deferred in the first half of 2008. As a result, the Company consolidated its private equity operations in New York, resulting in Special Charges of $1,127 for the three months ended March 31, 2008. These charges were in connection with the write-off of certain capitalized costs associated with ECP capital raising, employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office.

The Company has recognized $290 for the three months ended March 31, 2009, as Acquisition and Transition Costs incurred in connection with the consummation of the Company’s acquisition of Bank of America’s Special Fiduciary Services Division. Including costs incurred during the fourth quarter of 2008, the Company has recognized $1,886 of Acquisition and Transition Costs. This expense reflects the change in accounting for deal-related costs required by SFAS 141(R), which was effective January 1, 2009.

Note 5 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s Private Equity Funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $1,473 and $2,285 for the three months ended March 31, 2009 and 2008, respectively.

The Company earned no advisory fees from clients that have Senior Managing Directors as a member of their Board of Directors for the three months ended March 31, 2009.

Note 6 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$96,296	$1,337	$14	$97,619	$98,979	$1,213	$169	$100,023
Equity Securities	3,467	269	218	3,518	3,457	—	—	3,457

Total	$99,763	$1,606	$232	$101,137	$102,436	$1,213	$169	$103,480

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Scheduled maturities of corporate bonds as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$14,099	$14,137	$17,013	$16,921
Due after one year through five years	82,197	83,482	81,255	82,355
Due after five years through 10 years	—	—	711	747

Total	$96,296	$97,619	$98,979	$100,023

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value to an amount approximating its amortized cost, which may be maturity, it does not consider such unrealized loss positions to be other-than-temporarily impaired at March 31, 2009.

Corporate Bonds

The Company invests in corporate bonds, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statement of Financial Condition. The Company had $163 realized gains for the three months ended March 31, 2009.

Equity Securities

During the first quarter of 2009, the Company assessed its treasury and investment activities including the equity securities managed by Evercore Asset Management L.L.C. (“EAM”) and, as a result, the Company transferred these securities from trading to available-for-sale. Accordingly, these securities are stated at quoted market value with unrealized gains and losses, which have occurred since the date of transfer, included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. Prior to the transfer, the Company incurred $758 of realized and unrealized losses in the first quarter of 2009. Subsequent to the transfer the Company incurred $96 of realized losses.

Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through PCB, enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 3.0 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

As of March 31, 2009 and December 31, 2008, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions are as follows:

	March 31, 2009		December 31, 2008
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$186,450		$191,507
Securities Purchased Under Agreements to Resell	145,011	$144,627	92,770	$92,580

Total Assets	$331,461		$284,277

Liabilities
Securities Sold Under Agreements to Repurchase	$(331,840)	$(331,077)	$(284,745)	$(284,086)

Note 8 – Investments

The Company’s investments reported in the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in Private Equity Funds, the Company’s equity interest in EAM, Pan and HighView Investment Group (“HighView”) and Cost Basis Investments.

Investments in Private Equity Funds

The Company’s investments in private equity funds include investments in ECP II, Discovery Americas I, L.P. (the “Discovery Fund”) and EMCP II. Portfolio holdings of the Private Equity Funds are carried at fair value as discussed in Note 2 of the Company’s Annual Report on Form 10-K. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.

A summary of the Company’s investment in the Private Equity Funds as of March 31, 2009 and December, 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
ECP II	$11,472	$12,529
Discovery Fund	2,103	1,803
EMCP II	1,829	1,507

Total Private Equity Funds	$15,404	$15,839

Net realized and unrealized gains (losses) on Private Equity Fund investments, including incentive fees, were ($677) and $307 for the three months ended March 31, 2009 and 2008, respectively. The Company may be obligated to repay certain carried interest previously recorded in the event that the investments perform poorly on both a realized and unrealized basis. As of March 31, 2009, the Company had approximately $3,531 of previously recognized carried interest that may be subject to repayment.

Other Equity Investments

A summary of the Company’s other equity investments as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
EAM	$2,483	$2,816
Pan	4,678	4,989
HighView	275	1,195

Total Equity Investments	$7,436	$9,000

EAM

Pursuant to the Amended and Restated Limited Liability Company Agreement, as of April 1, 2008, the Company holds a 32.7% interest in EAM that is accounted for under the equity method. SLMN Holdings LLC holds the remaining 67.3%. The investment resulted in losses of $334 and $203 for the three months ended March 31, 2009 and 2008, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

During April 2009, the Company invested an additional $2,000 in EAM, increasing its ownership to 51%. The Company will consolidate its investment in EAM effective April 1, 2009. As part of this agreement, EAM has released the Company from all non-compete arrangements.

Pan

In the third quarter of 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at March 31, 2009. This investment resulted in losses of $204 for the three months ended March 31 2009.

HighView

In the fourth quarter of 2008, the Company made an equity method investment of $1,874 in HighView and maintains a 25% interest at March 31, 2009. At the end of the first quarter of 2009, HighView’s management decided against proceeding with its business. As a result of this event, the Company recognized a loss of $920 in this investment for the three months ended March 31, 2009, representing our share of deferred costs expensed by HighView in the period.

The Company’s investments in Private Equity Funds, which consist of general partner interests and the Company’s equity interests in EAM, Pan and HighView, are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on equity method investments are included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue.

Cost Basis Investments

During the first quarter of 2009 the Company invested $1,250 in CITIC Securities International Partners, LTD (“CSIP”) in exchange for a 5% noncontrolling interest in the entity. CSIP and the Company focus on providing leading independent investment banking merger and acquisition (“M&A”) advisory and investment management service effecting transactions between China and other international markets. This investment is accounted for on the cost basis.

Note 9 – Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. The adoption did not have a material impact on the results of the Company. SFAS 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS 157, the Company does not adjust the quoted price for these investments, even in situations where Evercore holds a large position and a sale could reasonably impact the quoted price. Level I investments include Financial Instruments Owned and Pledged as Collateral at Fair Value and the Company’s investments in equity securities of $186,450 and $3,518, respectively, as of March 31, 2009.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Level II investments include the Company’s investments in corporate bonds of $97,619 as of March 31, 2009. The estimated fair values of the corporate bonds are based on quoted market prices provided by external pricing services.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The Company did not have any Level III investments as of March 31, 2009.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 10 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company Senior Notes having a principal amount of $120,000 due 2020 with a 5.20% coupon (the “Senior Notes”) and warrants to purchase 5,454,545 shares of Evercore Class A common stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statement of Financial Condition. The Senior Notes have an effective yield of 7.94%.

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

Note 11 – Evercore Partners Inc. Stockholders’ Equity

During the first quarter of 2009, the Company purchased 113,983 Class A common shares from employees at market values ranging from $11.16 to $11.51 per share for the net settlement of stock-based compensation awards. The Company also purchased 55,550 shares pursuant to the Company’s share repurchase program at market values ranging from $10.32 to $12.38 per share. The result of these repurchases was an increase in Treasury Stock of $1,911 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2009.

During the first quarter of 2009, 36,306 Evercore LP partnership units were gifted by employees to various charities and converted into Class A common shares, resulting in an increase to Additional Paid-In-Capital of $90 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2009.

During the three months ended March 31, 2009, the Company declared and paid dividends of $0.12 per share, totaling $1,640. The Company’s Board of Directors declared on April 28, 2009, a quarterly cash dividend of $0.12 per share, to the holders of Class A Common Stock as of May 29, 2009, which will be paid on June 12, 2009.

Note 12 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 53% interest in Evercore LP not owned by the Company, a 30% interest in PCB not owned by the Company and a 29% interest in EWM not owned by the Company.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the three months ended March 31, 2009 and 2008 was as follows:

	For the Three Months Ended March 31,
	2009	2008
Beginning balance	$15,978	$46,699
Operating income (loss)	206	(1,343)
Other comprehensive income (loss)	(1,701)	123
Distributions to partners	(1,784)	(4,325)
Exchange of Evercore LP partnership units for Class A common shares	(59)	—
Other, including PCB and EWM	428	870

Ending balance	$13,068	$42,024

Note 13 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the three months ended March 31, 2009 and 2008 are described and presented below.

	For the Three Months Ended March 31,
	2009		2008
	(share amounts in thousands)
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$191		$(965)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	13,701		12,757

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$0.01		$(0.08)

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$191		$(965)
Add (deduct)—dilutive effect of:
Noncontrolling Interest related to the assumed exchange of Evercore LP partnership units for Class A common shares	(a	)	(a )
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a )
Associated Interest Expense pursuant to conversion of Warrants Issued	(b	)	—

Diluted Net Income (Loss) available for Class A common shareholders	$191		$(965)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	13,701		12,757
Add—dilutive effect of:
Assumed exchange of Evercore LP partnership units for Class A common shares	(a	)	(a )
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain Evercore LP partnership units, as calculated using the treasury stock method	291		(c )

Assumed conversion of Warrants issued	(b	)	—

Diluted weighted average shares of Class A common stock outstanding	13,992		12,757

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$0.01		$(0.08)

(a)	During the three months ended March 31, 2009 and 2008, the Evercore LP partnership units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 14,875 and 15,214 for the three months ended March 31, 2009 and 2008, respectively.
(b)

For the three months ended March 31, 2009, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 5,454,545 for the three months ended March 31, 2009 reduced for the impact of the Treasury Stock Method, if

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

applicable. SFAS No. 128, Earnings per Share, requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method.

(c)	During the three months ended March 31, 2008, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, restricted stock units (“RSUs”) and certain Evercore LP partnership units as calculated using the treasury stock method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 205 for the three months ended March 31, 2008. Antidilution is the result of the Company having a loss for the three months ended March 31, 2008.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

Note 14 – Stock-Based Compensation

Subsequent to the IPO, the Company granted new and existing employees RSUs and restricted stock. Certain of these awards vest upon the same terms as the Evercore LP partnership units and the RSUs issued at the time of the IPO (“Event-based Awards”) and certain of these awards vest from one to five years (“Service-based Awards”).

During the three months ended March 31, 2009, pursuant to the Evercore Partners Inc. 2006 Incentive Plan, the Company granted employees 1,570,546 RSUs that are Service-based Awards. These awards had grant date fair values of $11.73 to $14.94 per share.

No Event-based Awards vested during the three months ended March 31, 2009. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied. The company had 896 and 1,368 forfeited Service-based and Event-based Awards during the three months ended March 31, 2009. Compensation expense related to Service-based Awards was $6,627 for the three months ended March 31, 2009.

Note 15 – Commitments and Contingencies

For a complete discussion of the Company’s commitments and contingencies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $2,241 and $2,500 for the three months ended March 31, 2009 and 2008, respectively.

During the first quarter, the Company agreed to lease 5,632 square feet of office space at One Post Office Square, Boston, Massachusetts, for the expansion of EAM, expiring in August 2010 with annual base rental payments of approximately $200. The Company also agreed to lease 3,916 square feet of office space at 1099 New York Avenue, N.W., Washington D.C., expiring in February 2014 with annual base rental payments of approximately $200 and 12,833 square feet of office space at 601 S. Figueroa Street, Los Angeles, California, expiring in April 2014 with annual base rental payments of approximately $350 in connection with the acquisition of Bank of America’s Special Fiduciary Services Division.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $106 and $50 for the three months ended March 31, 2009 and 2008, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.

Other Commitments – As of March 31, 2009, the Company has unfunded commitments for capital contributions of $16,727 to the Private Equity Funds. These commitments will be funded as required through the end of each Private Equity Fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

During the first quarter of 2009 the Company committed an additional $1,250 to CSIP that is callable on demand by CSIP’s Board of Directors.

During April 2009, the Company invested an additional $2,000 in EAM, increasing its ownership interest to 51%. In addition, the Company has a remaining commitment of $4,315 which would be paid upon request by EAM’s Board of Managers to fund operational needs. If the full amount were called, the Company’s ownership percentage would increase to 63.4%.

Due to the significant dislocations experienced across the alternative investment markets, the Company has decided to delay capital raising for Evercore Capital Partners and focus on the management and realization of the existing portfolio. HighView has also decided against proceeding with its business. None of the capital HighView raised was invested, and HighView has agreed to release the Company from its capital commitment of $150,000.

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

The Company contests liability and/or the amount of damages as appropriate. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of any pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Note 16 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of March 31, 2009 and December 31, 2008 was $19,110 and $32,905, respectively, which exceeded the minimum net capital requirement by $18,063 and $32,662, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Our newly-organized national bank subsidiary, Evercore Trust Company, N.A. (“ETC”), is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5 million in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or ninety (90) days coverage of ETC’s operating expenses, and (3) provide at least $10,000 of certain collateral held in a segregated account at a third party depository institution. For further information, see Item 1A “Risk Factors” below.

Note 17 – Income Taxes

The Company’s Provision (Benefit) for Income Taxes was $1,058 and $(294) for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate was 72.7% and (11.3%) for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate for 2009 reflects the discrete impact of the result of the realized tax deduction, for certain share-based compensation awards, being lower than the deferred tax benefit recognized at the time of expensing such awards due to a decrease in the Company’s share price.

Included in the balance of unrecognized tax benefits as of March 31, 2009, are $1,674 of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefit, the Company accrued interest of $35 during the first quarter of 2009 and in total, as of March 31, 2009, had recognized a liability for penalties of $510 and interest of $676.

Note 18 – Segment Operating Results

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

The Company’s segment information for the three months ended March 31, 2009 and 2008 is prepared using the following methodology:

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart, Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP capital raising and employee severance and Acquisition and Transition Costs incurred in 2009.

The Company evaluates segment results based on net revenue and operating income, both including and excluding the impact of the Other Expenses.

The following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, other expenses, operating income and identifiable assets.

	For the Three Months Ended March 31,
	2009	2008
Advisory
Net Revenues (1)	$49,660	$41,474
Operating Expenses	37,512	31,095
Other Expenses (2)	468	7,928

Segment Income (Loss)	$11,680	$2,451

Identifiable Segment Assets (3)	$264,747	$254,939

Investment Management
Net Revenues (1)	$66	$3,014
Operating Expenses	10,001	6,940
Other Expenses (2)	290	1,127

Segment Income (Loss)	$(10,225)	$(5,053)

Identifiable Segment Assets (3)	$477,688	$412,941

Total
Net Revenues (1)	$49,726	$44,488
Operating Expenses	47,513	38,035
Other Expenses (2)	758	9,055

Segment Income (Loss)	$1,455	$(2,602)

Identifiable Segment Assets (3)	$742,435	$667,880

(1) Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2009	2008
Advisory	$602	$782
Investment Management (1)	(503)	440

Total Other Revenue, net	$99	$1,222

(1) Includes interest expense on the Senior Notes of $1,892 for the three months ended March 31, 2009.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

(2) Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart, Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP capital raising and employee severance and Acquisition and Transition Costs incurred in 2009 as set forth in the table below:

	For the Three Months Ended March 31,
	2009	2008
Deferred Consideration Pursuant to the Braveheart Sale and Purchase Agreement	$—	$7,452
Intangible Asset Amortization	468	476

Total Advisory	468	7,928

Special Charges	—	1,127
Acquisition and Transition Costs	290	—

Total Investment Management	290	1,127

Total Other Expenses	$758	$9,055

(3) Goodwill has been included in the Advisory Segment only, since at the dates of the acquisitions Braveheart and Protego were principally Advisory businesses.

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	For the Three Months Ended March 31,
	2009	2008
Net Revenues: (1)
United States	$38,951	$39,854
Europe and Other	9,007	360
Latin America	1,669	3,052

Total	$49,627	$43,266

(1) Excludes Other Revenue and Interest Expense.

Note 19 – Acquisition of SFS

On April 29, 2009, Evercore announced the formation of ETC in conjunction with the consummation of its acquisition of Bank of America’s Special Fiduciary Services Division for $8,196 resulting in a controlling interest of 86% in the entity. The remaining 14% is owned by the management and directors of ETC. ETC will focus on providing specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations.

Note 20 – Subsequent Event

In conjunction with the Company’s decision to delay capital raising for Evercore Capital Partners, and other ongoing strategic cost management initiatives, the Company expects to record a pre-tax charge of approximately $19,900 in the second quarter of 2009. During the second quarter the employees voluntarily forfeited approximately 760,000 of unvested restricted stock and LP units.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2008. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Operating Expenses

Employee Compensation and Benefits Expense. We include all payments for services rendered by our employees, including our Senior Managing Directors, in employee compensation and benefits expense.

The Company maintains compensation programs, including base salary, cash and equity bonus awards and benefits programs and manages compensation to estimates of competitive levels based on market conditions. Our level of compensation for the current period reflects our plan to maintain competitive compensation levels to retain key personnel during market down cycles, as well as the impact of new Senior Managing Directors on 2009 compensation expense, including grants of equity awards valued at current and prior stock prices.

Increasing the number of high-caliber Senior Managing Directors is critical to our growth efforts. Typically newly hired Senior Managing Directors don’t start until the middle of a calendar year, and the new hires generally do not begin to generate significant revenue in the year they are hired.

Our annual compensation program includes stock-based compensation awards as a component of the annual bonus awards for certain employees, including certain Senior Managing Directors. These equity awards are subject to annual vesting requirements over a four-year period beginning at the date of grant, which generally occurs in the first quarter of each year; accordingly, the expense is being amortized over the vesting period.

Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. We refer to all of these expenses as non-compensation expenses.

Other Expenses

Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart, Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP capital raising and employee severance and Acquisition and Transition Costs incurred in 2009.

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities.

Noncontrolling Interest

We record significant noncontrolling interest relating to the ownership interest of our Senior Managing Directors and their estate planning vehicles in Evercore LP, as well as the portions of PCB and EWM not owned by Evercore. As described in Note 1 to our unaudited condensed consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP. Accordingly, although Evercore Partners Inc. has a minority economic interest in Evercore LP, it has a majority voting interest and controls the management of Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2009 and 2008. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Advisory and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart, Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP capital raising and employee severance and Acquisition and Transition Costs incurred in 2009.

The global financial markets have experienced nearly unprecedented disruption and volatility during 2008 and therefore difficult market conditions persisted throughout most of 2008 and into 2009. Contraction in worldwide credit markets due in part to sub-prime lending issues, volatile currency and commodity markets, major write-downs within the financial sector and volatile oil prices have raised significant uncertainty about the state of the U.S. and global economies. These economic and market conditions have negatively affected our financial performance in both our Advisory and Investment Management businesses, particularly in the second half of 2008, and have adversely affected our financial performance in 2009.

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

	For the Three Months Ended March 31,
	2009	2008	Variance
	(dollars in thousands, except per share data)
REVENUES
Advisory Revenue	$49,058	$40,692	21%
Investment Management Revenue	569	2,574	(78)%
Other Revenue	8,590	7,214	19%

TOTAL REVENUES	58,217	50,480	15%
Interest Expense	8,491	5,992	42%

NET REVENUES	49,726	44,488	12%

EXPENSES
Operating Expenses	47,513	38,035	25%
Other Expenses	758	9,055	(92)%

TOTAL EXPENSES	48,271	47,090	3%

INCOME (LOSS) BEFORE INCOME TAXES	1,455	(2,602)	NM
Provision (Benefit) for Income Taxes	1,058	(294)	NM

NET INCOME (LOSS)	397	(2,308)	NM
Net Income (Loss) Attributable to Noncontrolling Interest	206	(1,343)	NM

NET INCOME (LOSS) ATTRIBUTABLE TO EVERCORE PARTNERS INC.	$191	$(965)	NM

DILUTED NET INCOME (LOSS) PER SHARE	$0.01	$(0.08)	NM

As of March 31, 2009, Evercore’s total headcount was 355 employees compared with 294 as of March 31, 2008. Evercore’s increase in headcount is illustrated as follows:

	As of March 31,
	2009
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total	2008
Senior Managing Directors:
Advisory	21	6	9	36	29
Investment Management	7	1	—	8	8
Corporate	2	—	—	2	3
Portfolio Managers	8	—	—	8	—
Other Professionals and Support Staff	168	110	23	301	254

Total	206	117	32	355	294

Three Months Ended March 31, 2009 versus March 31, 2008

Net revenue was $49.7 million for the three months ended March 31, 2009; an increase of $5.2 million, or 12%, versus net revenue of $44.5 million for the three months ended March 31, 2008. Net revenues reflect interest on our Senior Notes for the three months ended March 31, 2009.

Total Operating Expenses were $47.5 million for the three months ended March 31, 2009 as compared to $38.0 million for the three months ended March 31, 2008, a 25% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $35.9 million for the three months ended March 31, 2009, an increase of $10.1 million, or 39%, versus expense of $25.8 million for the same period in 2008. The increase is primarily due to higher amounts of discretionary compensation, reflecting higher revenues, as well as increased headcount. Non-compensation expenses as a component of Operating Expenses were $11.6 million for the three months ended March 31, 2009, a decrease of $0.6 million, or 5% over non-compensation operating expenses of $12.2 million for the three months ended March 31, 2008. Non-compensation operating expenses decreased compared to the three months ended March 31, 2008 primarily as a result of decreased Travel and Related Expenses resulting from amended travel policies and other cost control initiatives. The decrease was partially offset by an increase in Professional Fees and Other Operating Expenses as a result of increased costs associated with new business initiatives.

Total Other Expenses of $0.8 million for the three months ended March 31, 2009 relate to Acquisition and Transition Costs of $0.3 million incurred in 2009 and amortization of intangibles associated with the acquisitions of Protego and Braveheart of $0.5 million. Total Other Expenses of $9.1 million in the three months ended March 31, 2008 relate to a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement of $7.5 million, amortization of intangibles associated with the acquisitions of Protego and Braveheart of $0.5 million, as well as Special Charges related to the write-off of certain capitalized costs associated with prior deferred fund raising initiatives for ECP III of $1.1 million.

The provision for income taxes for the three months ended March 31, 2009 was $1.1 million, which reflected an effective tax rate of 72.7%. This provision was impacted by certain discrete adjustments and non-deductable equity-based share grants resulting from a decline in our share price from the date of grant to the date of vesting, which were permanent in nature. The benefit for income taxes for the three months ended March 31, 2008 was $(0.3) million, which reflected an effective tax rate of (11.3%).

Noncontrolling interest was $0.2 million for the three months ended March 31, 2009 compared to $(1.3) million for the three months ended March 31, 2008, reflecting net income before noncontrolling interest for 2009.

Business Segments

The following data presents revenue, expenses and contributions by business segment. Each segment’s Operating Expenses include: (1) compensation and benefits expense incurred directly in support of the businesses of the segment, (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services and equipment and (3) an allocation of indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain finance, tax, legal, compliance, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics such as headcount, square footage, transactional volume and revenue. Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles associated with the acquisitions of Protego and Braveheart, Special Charges in connection with the 2008 write-off of certain capitalized costs associated with ECP capital raising and employee severance and Acquisition and Transition Costs incurred in 2009.

Advisory

The following table summarizes the operating results of the Advisory segment.

	For the Three Months Ended March 31,
	2009	2008	Variance
	(dollars in thousands)
ADVISORY REVENUES
Advisory Revenue	$49,058	$40,692	21%
Other Revenue, net	602	782	(23)%

NET ADVISORY REVENUES	49,660	41,474	20%

ADVISORY EXPENSES
Operating Expenses	37,512	31,095	21%
Other Expenses	468	7,928	(94)%

TOTAL ADVISORY EXPENSES	37,980	39,023	(3)%

ADVISORY CONTRIBUTION	$11,680	$2,451	377%

(1) Includes reimbursable expenses of $1.0 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, the level of Global M&A activity was lower than for the three months ended March 31, 2008, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended March 31,
	2009	2008
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$187	$162
Value of North American M&A Deals Completed	$233	$252
Value of Global M&A Deals Announced	$476	$663
Value of Global M&A Deals Completed	$468	$811
Evercore Statistics **
Total Number of Advisory Clients	69	60
Advisory Clients With Fees of at Least $1 million	7	11
* Source: Thomson Financial April 17, 2009 ** Includes revenue generating clients only

As of March 31, 2009, Evercore’s total headcount in its Advisory segment was 218 employees, compared with 180 as of March 31, 2008. Evercore’s Advisory headcount was as follows:

	As of March 31,
	2009
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total	2008
Senior Managing Directors	21	6	9	36	29
Other Advisory Professionals	84	35	12	131	107
Direct Support Staff	32	12	7	51	44

Total	137	53	28	218	180

Advisory Results of Operations

Three Months Ended March 31, 2009 versus March 31, 2008

Net Advisory Revenues were $49.7 million for the three months ended March 31, 2009 compared to $41.5 million for the three months ended March 31, 2008, which represents an increase of 20%, despite the dollar value of North American and Global M&A completed transactions decreasing 8% and 42%, respectively. The increase in revenues over the three months ended March 31, 2008 reflects our participation in several larger M&A and Restructuring engagements relative to those recognized in prior year.

Our U.S. and European Advisory businesses earned Advisory Revenue from 37 different clients during the three months ended March 31, 2009, compared to 29 different clients for the same period in 2008. Our Mexican Advisory business earned Advisory Revenue from 32 different clients during the three months ended March 31, 2009, compared to 31 different clients for the same period in 2008.

Operating Expenses were $37.5 million for the three months ended March 31, 2009 as compared to $31.1 million for the three months ended March 31, 2008, an increase of $6.4 million, or 21%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $29.2 million for the three months ended March 31, 2009 as compared to $21.1 million for the three months ended March 31, 2008. The increase is primarily due to higher amounts of discretionary compensation, reflecting higher revenues, as well as increased headcount. Advisory non-compensation expenses, as a component of Operating Expenses, for 2008, were $8.3 million for the three months ended March 31, 2009 as compared to $10.0 million for the three months ended March 31, 2008. Non-compensation operating expenses decreased compared to the first quarter of 2008 primarily as a result of decreases in Travel and Related Costs and Professional Fees.

Other Expenses of $0.5 million for the three months ended March 31, 2009 relate to amortization of intangibles associated with the acquisitions of Protego and Braveheart. Other Expenses of $7.9 million in the three months ended March 31, 2008 relate to a charge associated with deferred consideration pursuant to the Braveheart purchase agreement of $7.5 million, as well as amortization of intangibles associated with the acquisitions of Protego and Braveheart of $0.4 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2009	2008	Variance
	(dollars in thousands)
PRIVATE EQUITY
Management Fees Including Portfolio Company Fees (1)	$2,150	$1,978	9%
Realized and Unrealized Gains (Losses) Including Carried Interest	(677)	307	NM

	1,473	2,285	(36)%

INSTITUTIONAL ASSET MANAGEMENT
Management Fees	671	1,257	(47)%
Realized and Unrealized Gains (Losses) Including Performance Fees	(821)	(968)	15%
Investment in HighView	(920)	—	NM

	(1,070)	289	NM

WEALTH MANAGEMENT	166	—	NM

Investment Management Revenue	569	2,574	(78)%
Other Revenue, net (2)	(503)	440	NM

NET INVESTMENT MANAGEMENT REVENUES	66	3,014	(98)%

INVESTMENT MANAGEMENT EXPENSES
Operating Expenses	10,001	6,940	44%
Other Expenses	290	1,127	(74)%

TOTAL INVESTMENT MANAGEMENT EXPENSES	10,291	8,067	28%

INVESTMENT MANAGEMENT LOSS	$(10,225)	$(5,053)	(102)%

(1)     Includes reimbursable expenses of $0 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.

(2)     Includes interest expense on the Senior Notes of $1.9 million for the three months ended March 31, 2009.

Investment Management Results of Operations

Our private equity funds earn management fees of 2% on committed capital during their investment period and 1% of invested capital thereafter. By January 2008, all of our U.S. funds completed their investment period, causing a step-down in fees. Management fees for our Mexican private equity fund, EMCP II, were calculated on committed capital. For the three months ended March 31, 2009, management fee calculations for U.S. funds were based on $435.2 million of invested capital and $113.0 million of committed capital. For the three months ended March 31, 2008, the management fee for U.S. funds was based on $557.9 million of invested capital and $62.0 million of committed capital. We expect management fees to decline over the remaining life of the funds as the funds continue to exit their portfolio company holdings. Our Institutional Asset Management and Wealth Management businesses earn management fees based on total assets under management.

In addition, the General Partner of private equity funds earns carried interest of 20% based on the Fund’s performance, provided it exceeds preferred return hurdles to its limited partners. The Company owns 8%-9% of the carried interest earned by the General Partner of ECP II and 100% of Carried Interest in EMCP II. For the three months ended March 31, 2009, ECP II generated ($1.1) million of Realized and Unrealized Gains (Losses) Including Carried Interest.

Three Months Ended March 31, 2009 versus March 31, 2008

Net Investment Management Revenues were $0.1 million for the three months ended March 31, 2009, a decrease of $2.9 million, or 98%, as compared to $3.0 million for the three months ended March 31, 2008. Private Equity revenue, as a component of Investment Management Revenue, was $1.5 million for the three months ended March 31, 2009, a decrease of $0.8 million, or 36%, compared to Private Equity revenue of $2.3 million for the three months ended March 31, 2008. Private Equity revenue declined compared to the three months ended March 31, 2008 primarily due to valuation losses and the reversal of carried interest in ECP II.

Institutional Asset Management generated $1.1 million of negative revenue for the three months ended March 31, 2009, compared to revenue of $0.3 million for the three months ended March 31, 2008. The decrease is attributable to losses of $0.9 million in HighView resulting from their decision to defer making investments and cease fundraising. Other contributing factors for the negative revenues include losses in EAM’s business and losses on our direct investment in some of EAM’s funds, which are included in Institutional Asset Management in Realized and Unrealized Gains (Losses) Including Performance Fees. This decrease was partially offset by increases in fees related to the growth of assets under management in PCB.

Wealth Management generated $0.2 million of revenue reflecting revenues earned by EWM offset by losses incurred with Pan.

Other Revenue, net, was ($0.5) million for the three months ended March 31, 2009, a decrease of $0.9 million versus the three months ended March 31, 2008, reflecting interest expense related to the Senior Notes in 2009.

Investment Management Operating Expenses were $10.0 million for the three months ended March 31, 2009, an increase of $3.1 million, versus expenses of $6.9 million for the three months ended March 31, 2008. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $6.6 million for the three months ended March 31, 2009, a $2.0 million, or 42% increase compared to the three months ended March 31, 2008. Non-compensation expenses as a component of Operating Expenses in 2008 increased by $1.1 million, or 48%, compared to the three months ended March 31, 2008. These increases were a result of expenses incurred in connection with the build-out of the Investment Management business.

Total Other Expenses of $0.3 million for the three months ended March 31, 2009 related to Acquisition and Transition Costs incurred in connection with the acquisition of Bank of America’s Special Fiduciary Services Division. Total Other Expenses of $1.1 million in the three months ended March 31, 2008 relate to Special Charges related to the write-off of certain capitalized costs associated with prior deferred fund raising initiatives for ECP III.

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

	For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$397	$(2,308)
Noncash charges	7,283	15,670
Other operating activities	(59,353)	(73,783)

Operating activities	(51,673)	(60,421)
Investing activities	(254)	(3,453)
Financing activities	(4,918)	(5,611)
Effect of exchange rate changes	(1,560)	579

Net Decrease in Cash and Cash Equivalents	(58,405)	(68,906)
Cash and Cash Equivalents:
Beginning of Period	175,902	193,475

End of Period	$117,497	$124,569

Three Months Ended March 31, 2009. Cash and Cash Equivalents were $117.5 million at March 31, 2009, a decrease of $58.4 million versus Cash and Cash Equivalents of $175.9 million at December 31, 2008. Operating activities during the three months ended March 31, 2009 resulted in a net outflow of $51.7 million, primarily related to the payment of 2008 bonus awards. Cash of $0.3 million was used in investing activities primarily from maturities of marketable securities offset by purchases of investments and marketable securities. Financing activities during the period used cash of $4.9 million, primarily due to purchases of treasury stock as well as distributions to Evercore LP Members and payment of dividends.

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

We regularly monitor our liquidity position, including cash, other significant working capital current assets and liabilities, long-term liabilities, lease commitments, principal investment commitments related to our Investment Management business, dividends on Class A Common shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our advisory business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors which are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of the Company’s investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. The Company intends to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from the operations of the Company. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. The domestic and global markets and economic conditions have been disruptive and volatile throughout 2008 and 2009. In particular, the cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. In addition, global equity prices have declined significantly. As a result of concern about the stability of markets and the strength of counterparties, many lenders and institutional investors have materially reduced funding to many borrowers. Revenue generated by our Advisory business is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally has decreased, thereby reducing the demand for our advisory services among financial services companies seeking such engagements. Our operating results are adversely affected by any such reduction in the number or value of mergers and acquisitions transactions. This reduction has been partially offset by an increase in restructuring advisory activity. In addition, as a result of the market and general economic downturn, the private equity funds that our Investment Management business manages have been impacted by reduced valuations and opportunities to exit and realize value from their investments and our Institutional Asset Management business has generated lower revenue because investment advisory fees we receive typically are in part based on the market value of underlying publicly traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During the first quarter of 2009, we repurchased 55,550 shares for $0.6 million pursuant to the share repurchase program and 113,983 shares for $1.3 million related to share deliveries.

On August 21, 2008, we entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from us $120.0 million principal amount of Senior Notes and the Warrants to purchase 5,454,545 shares of Evercore Class A common stock at $22.00 per share expiring in 2020. The holder of the Senior Notes may require us to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the Accreted Amount of such Senior Notes, plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at the option of the Company at any time within 90 days following the date on which Mizuho notifies the Company that it is terminating the Strategic Alliance Agreement. Senior Notes held by any holder other than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at the option of the Company at any time beginning on the third anniversary of closing. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

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

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of March 31, 2009, we are in compliance with all of these covenants.

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

Certain of the Company’s subsidiaries are registered entities and are subject to capital requirements. For further information see Note 16 to our unaudited condensed consolidated financial statements.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 3.0 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s assets under management as well as clients’ investment allocations requiring positioning in repurchase transactions.

PCB has procedures in place to monitor the daily risk limits for positions taken, as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is Value at Risk, which is a statistical measure, at a 98% confidence level, of the potential losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year’s historical data. PCB’s Risk Management Committee meets monthly to analyze the overall market risk exposure based on positions taken, as well as the credit risk, based on the collateral pledged under these agreements against the contract value from inception to maturity date.

As of March 31, 2009 and December 31, 2008, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	March 31, 2009		December 31, 2008
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$186,450		$191,507
Securities Purchased Under Agreements to Resell	145,011	$144,627	92,770	$92,580

Total Assets	331,461		284,277
Liabilities
Securities Sold Under Agreements to Repurchase	(331,840)	$(331,077)	(284,745)	$(284,086)

Net Liabilities	$(379)		$(468)

Risk Measures
Value at Risk	$77		$108

Sensitivity to a 100 basis point increase in the interest rate	$(394)		$(537)

Sensitivity to a 100 basis point decrease in the interest rate	$402		$549

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the first quarter, we agreed to lease 5,632 square feet of office space at One Post Office Square, Boston, Massachusetts, for the expansion of EAM, expiring in August 2010 with annual base rental payments of approximately $200. We also agreed to lease 3,916 square feet of office space at 1099 New York Avenue, N.W., Washington D.C., expiring in February 2014 with annual base rental payments of approximately $200 and 12,833 square feet of office space at 601 S. Figueroa Street, Los Angeles, California, expiring in April 2014 with annual base rental payments of approximately $350 in connection with the acquisition of Bank of America’s Special Fiduciary Services Division.

As of March 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, unrecognized tax benefits have been excluded from the above commitments and contractual obligations.

We had total commitments (not reflected on our Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $16.7 million and $11.3 million as of March 31, 2009 and December 31, 2008, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

During the first quarter of 2009 we committed an additional $1.3 million to CSIP that is callable on demand by CSIP’s Board of Directors.

During April 2009, we invested an additional $2.0 million in EAM, increasing our ownership interest to 51%. In addition, we have a remaining commitment of $4.3 million which would be paid upon request by EAM’s Board of Managers to fund operational needs. If the full amount were called, our ownership percentage would increase to 63.4%.

Due to the significant dislocations experienced across the alternative investment markets, we have decided to delay capital raising for Evercore Capital Partners and focus on the management and realization of the existing portfolio. HighView has also decided against proceeding with its business. None of the capital HighView raised was invested, and HighView has agreed to release us from our capital commitment of $150.0 million.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $3.6 million for the three months ended March 31, 2009.

Institutional Asset Management

The Company maintained an equity interest in EAM of 32.7% at March 31, 2009 and also invests in funds managed by EAM. The funds managed by EAM principally hold readily-marketable investment securities. EAM is an institutional investment management firm that manages deep value investments in small- and mid-capitalization companies. As of March 31, 2009, the fair value of the Company’s investments with EAM products, based on closing prices, was $3.5 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.4 million for the three months ended March 31, 2009.

PCB

See “-Liquidity and Capital Resources” above for a discussion of collateralized financing transactions at PCB.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to the Company’s financial results. A significant portion of the Company’s Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2009, the net impact of the fluctuation of foreign currencies recorded in Accumulated Other Comprehensive Income was ($2.9) million. It is currently not our intention to hedge our foreign currency exposure and we will reevaluate this policy from time to time.

Credit Risks

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of March 31, 2009 and December 31, 2008, total receivables amounted to $36.8 million and $22.8 million, respectively, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded minimal bad debt expense for each of the three months ended March 31, 2009 and 2008.

With respect to our Marketable Securities portfolio, which is comprised of highly rated corporate bonds and equity securities, we manage our credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of March 31, 2009, we had Marketable Securities of $101.1 million, of which 97% were corporate bonds primarily with Moody’s ratings ranging from A2 to Aaa and 3% were equity securities.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a complete discussion of our critical accounting policies and estimates, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Standards

FSP FAS 141(R)-1- In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), Business Combinations (“SFAS 141(R)”), to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact of FSP FAS 141(R)-1 on our financial condition, results of operations or cash flows.

FSP FAS 107-1 and APB 28-1 – In March 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. This FSP also would amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for annual periods ending after June 15, 2009. The adoption of this FSP is not expected to have a material effect on our financial condition, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2 – In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We are currently assessing the impact of FSP FAS 115-2 and FAS 124-2 on our financial condition, results of operations or cash flows.

FSP FAS 157-4 – In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP is not expected to have a material effect on our financial condition, results of operations or cash flows.

FSP EITF 03-6-1 – In January 2009, the Company implemented FASB FSP Emerging Issues Task Force (“EITF”) No. 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires the Company to treat unvested deferred stock units that contain nonforfeitable rights to dividends as participating securities in the calculation of basic earnings per share. These participating securities must be included in the computation of diluted earnings per share in accordance with the two-class method or treasury stock method, whichever is more dilutive. FSP EITF 03-6-1 must be applied retrospectively. The effect of the retrospective application of EITF 03-6-1 had no impact on our earnings per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Credit Risk.” We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 2 “ – Market Risk and Credit Risk” above.

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

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2009, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Company contests liability and/or the amount of damages as appropriate. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of any pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.	Risk Factors

The following additional risk factors are in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

If the Company fails to comply with agreements it has entered into with the OCC, the Company could be adversely affected.

In connection with the organization of ETC, the OCC required the Company and Evercore LP to enter into a Capital and Liquidity Support Agreement, a Capital and Liquidity Maintenance Agreement and other related agreements (collectively, the “OCC Agreements”). The OCC Agreements require the Company’s and Evercore LP’s continuing obligation to provide ETC necessary capital and liquidity support in order to ensure that ETC continues to operate safely and soundly and in accordance with applicable laws and regulations. In particular, the OCC Agreements require that the Company and Evercore LP (1) maintain at least $5 million in Tier 1 capital in ETC or such other amount as the OCC may require, (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3.5 million or ninety (90) days coverage of ETC’s operating expenses, and (3) provide at least $10 million of certain collateral held in a segregated account at a third party depository institution.

If we fail to comply with any of the OCC Agreements, we could become subject to civil money penalties, regulatory enforcement actions, payment of damages and, if the OCC deems it likely that we are unable to fulfill our obligations or breach the OCC Agreements, a forced disposition of ETC. Any of these events or the disclosure that these events are probable or under consideration may cause reputational harm and erosion of client trust which would adversely effect our business and operations.

ETC’s reliance on a non-affiliated third party service provider subjects ETC to operational risks.

ETC has entered into a master services agreement with a third party service provider for custodial services and trust and investment administration processing and reporting services. ETC’s board of directors and senior management and officers oversee and manage this relationship; however, poor oversight and control on the part of ETC or inferior performance or service on the part of the service provider could result in loss of customers, violation of applicable rules and regulations, including, but not limited to privacy and anti-money laundering laws and otherwise adversely affect ETC’s business and operations, and based on the support obligations discussed above, the Company’s business and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

2009	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (1)
January 1 to January 31	3,141	$11.33	—	$25,000,000
February 1 to February 28	12,000	12.12	12,000	24,854,540
March 1 to March 31	154,392	11.21	43,550	24,372,056

Total	169,533	$11.27	55,550	$24,372,056

(1)	On May 7, 2008, Evercore’s Board authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2009

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