Form 10-Q
period 2009-06-30
Evercore Partners Inc.
filed 2009-07-29
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 27, 2009 was 12,408,791. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 27, 2009 was 52 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant).

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

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and Cash Equivalents	$166,856	$175,902
Marketable Securities	104,182	103,480
Financial Instruments Owned and Pledged as Collateral at Fair Value	103,035	191,507
Securities Purchased Under Agreements to Resell	169,222	92,770
Accounts Receivable (net of allowances of $787 at June 30, 2009 and December 31, 2008)	18,695	22,758
Receivable from Employees and Related Parties	5,499	3,278
Deferred Tax Assets - Current	2,212	2,130
Other Current Assets	8,058	13,653

Total Current Assets	577,759	605,478
Investments	18,404	24,839
Deferred Tax Assets - Non-Current	64,318	61,066
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $7,604 and $5,944 at June 30, 2009 and December 31, 2008, respectively)	7,941	8,145
Goodwill	49,690	32,750
Intangible Assets (net of accumulated amortization of $20,316 and $18,994 at June 30, 2009 and December 31, 2008, respectively)	8,916	5,413
Assets Segregated for Bank Regulatory Requirements	10,000	—
Other Assets	6,672	1,249

TOTAL ASSETS	$743,700	$738,940

LIABILITIES AND EQUITY
Current Liabilities
Accrued Compensation and Benefits	$40,505	$61,551
Accounts Payable and Accrued Expenses	10,260	8,104
Securities Sold Under Agreements to Repurchase	272,447	284,745
Payable to Employees and Related Parties	1,823	1,953
Taxes Payable	1,609	92
Other Current Liabilities	5,694	8,930

Total Current Liabilities	332,338	365,375
Notes Payable	95,927	95,263
Amounts Due Pursuant to Tax Receivable Agreements	38,540	38,344
Other Long-term Liabilities	13,279	8,373

TOTAL LIABILITIES	480,084	507,355

Commitments and Contingencies (Note 16)

Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 13,065,527 and 12,552,028 issued at June 30, 2009 and December 31, 2008, respectively, and 12,332,670 and 12,053,282 outstanding at June 30, 2009 and December 31, 2008, respectively)	131	126
Class B, par value $0.01 per share (1,000,000 shares authorized, 52 and 51 issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	—	—
Additional Paid-In-Capital	305,111	275,234
Accumulated Other Comprehensive Income (Loss)	(3,242)	(5,139)
Retained Earnings (Deficit)	(55,737)	(46,564)
Treasury Stock at Cost (732,857 and 498,746 shares at June 30, 2009 and December 31, 2008, respectively)	(11,073)	(8,050)

Total Evercore Partners Inc. Stockholders' Equity	235,190	215,607
Noncontrolling Interest	28,426	15,978

TOTAL EQUITY	263,616	231,585

TOTAL LIABILITIES AND EQUITY	$743,700	$738,940

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Advisory Revenue	$70,067	$57,731	$119,125	$98,423
Investment Management Revenue	2,160	1,790	2,729	4,364
Other Revenue, Including Interest	5,025	7,709	13,615	14,923

TOTAL REVENUES	77,252	67,230	135,469	117,710
Interest Expense	6,209	7,112	14,700	13,104

NET REVENUES	71,043	60,118	120,769	104,606

EXPENSES
Employee Compensation and Benefits	51,859	38,512	87,713	71,767
Occupancy and Equipment Rental	3,476	3,062	6,638	6,372
Professional Fees	5,114	3,795	8,938	7,272
Travel and Related Expenses	2,457	2,378	4,055	5,122
Communications and Information Services	955	731	1,689	1,373
Depreciation and Amortization	1,141	1,055	2,198	2,136
Special Charges	16,138	1,310	16,138	2,437
Acquisition and Transition Costs	422	—	712	—
Other Operating Expenses	2,418	1,406	4,170	2,860

TOTAL EXPENSES	83,980	52,249	132,251	99,339

INCOME (LOSS) BEFORE INCOME TAXES	(12,937)	7,869	(11,482)	5,267
Provision for Income Taxes	1,373	2,461	2,431	2,167

NET INCOME (LOSS)	(14,310)	5,408	(13,913)	3,100
Net Income (Loss) Attributable to Noncontrolling Interest	(8,267)	3,352	(8,061)	2,009

NET INCOME (LOSS) ATTRIBUTABLE TO EVERCORE PARTNERS INC.	$(6,043)	$2,056	$(5,852)	$1,091

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders	$(6,043)	$2,056	$(5,852)	$1,091

Weighted Average Shares of Class A Common Stock Outstanding
Basic	13,925	12,895	13,814	12,826
Diluted	13,925	13,171	13,814	13,057

Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$(0.43)	$0.16	$(0.42)	$0.09
Diluted	$(0.43)	$0.16	$(0.42)	$0.08

Dividends Declared per Share of Class A Common Stock	$0.12	$0.12	$0.24	$0.24

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2009
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
Balance at December 31, 2008	12,552,028	$126	$275,234	$(5,139)	$(46,564)	(498,746)	$(8,050)	$15,978	$231,585
Net Loss	—	—	—	—	(5,852)	—	—	(8,061)	(13,913)
Other Comprehensive Income, net:
Unrealized Gain on Marketable Securities, net	—	—	—	689	—	—	—	1,460	2,149
Foreign Currency Translation Adjustment	—	—	—	1,208	—	—	—	2,809	4,017

Total Comprehensive Income (Loss)	—	—	—	1,897	(5,852)	—	—	(3,792)	(7,747)
Treasury Stock Purchases	—	—	—	—	—	(234,111)	(3,023)	—	(3,023)
Evercore LP Units Converted into Class A Common Stock	38,306	—	96	—	—	—	—	—	96
Stock-based Compensation Awards	475,193	5	29,781	—	—	—	—	—	29,786
Dividends - Class A Stockholders	—	—	—	—	(3,321)	—	—	—	(3,321)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	16,240	16,240

Balance at June 30, 2009	13,065,527	$131	$305,111	$(3,242)	$(55,737)	(732,857)	$(11,073)	$28,426	$263,616

	For the Six Months Ended June 30, 2008
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
Balance at December 31, 2007	11,261,100	$113	$208,846	$237	$(35,612)	(31,903)	$(968)	$46,699	$219,315
Net Income	—	—	—	—	1,091	—	—	2,009	3,100
Other Comprehensive Income, net:
Foreign Currency Translation Adjustment	—	—	—	115	—	—	—	146	261

Total Comprehensive Income	—	—	—	115	1,091	—	—	2,155	3,361
Treasury Stock Purchases	—	—	—	—	—	(255,465)	(4,629)	—	(4,629)
Evercore LP Units Converted into Class A Common Stock	48,550	—	370	—	—	—	—	—	370
Stock-based Compensation Awards	60,719	1	17,165	—	—	—	—	—	17,166
Share Grant Related to Acquisition	431,607	4	7,448	—	—	—	—	—	7,452
Dividends - Class A Stockholders	—	—	—	—	(3,042)	—	—	—	(3,042)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	(9,045)	(9,045)

Balance at June 30, 2008	11,801,976	$118	$233,829	$352	$(37,563)	(287,368)	$(5,597)	$39,809	$230,948

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(13,913)	$3,100
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Net Realized and Unrealized Losses on Investments and Marketable Securities	6,666	1,657
Equity-Based and Other Deferred Compensation	29,786	13,166
Share Grant Related to Acquisition	—	7,452
Depreciation, Amortization and Accretion	2,892	2,136
Loss on Disposal of Equipment	—	711
Bad Debt Expense	—	51
Deferred Taxes	(4,962)	(2,464)
Decrease (Increase) in Operating Assets:
Marketable Securities	(108)	(271)
Financial Instruments Owned and Pledged as Collateral at Fair Value	92,409	(19,761)
Securities Purchased Under Agreements to Resell	(68,802)	(80,297)
Accounts Receivable	7,064	22,244
Receivable from Employees and Related Parties	(2,270)	1,476
Assets Segregated for Bank Regulatory Requirements	(10,000)	—
Other Assets	692	3,586
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(21,616)	(75,529)
Accounts Payable and Accrued Expenses	901	(3,119)
Securities Sold Under Agreements to Repurchase	(23,891)	100,320
Payables to Employees and Related Parties	(130)	(3,055)
Taxes Payable	1,540	3,148
Other Liabilities	(3,768)	6,989

Net Cash Used in Operating Activities	(7,510)	(18,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments Purchased	(1,598)	(3,308)
Marketable Securities:
Proceeds from Maturities	17,179	—
Proceeds from Sales	1,410	—
Purchases	(16,750)	—
Cash Paid for Acquisitions, net of cash acquired	(9,382)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(871)	(404)

Net Cash Used in Investing Activities	(10,012)	(3,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(10)	(49)
Contribution of Noncontrolling Interests	17,395	—
Distributions to Noncontrolling Interests - Evercore LP Limited Partners	(4,222)	(9,772)
Dividends—Class A Stockholders	(3,321)	(3,042)
Treasury Stock Purchased	(3,023)	(4,629)
Other	456	870

Net Cash Provided by (Used in) Financing Activities	7,275	(16,622)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,201	421

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,046)	(38,373)
CASH AND CASH EQUIVALENTS-Beginning of Period	175,902	193,475

CASH AND CASH EQUIVALENTS-End of Period	$166,856	$155,102

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$14,210	$13,069

Payments for Income Taxes	$1,120	$2,018

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

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

The Company’s consolidated financial statements include the accounts of the Company’s subsidiaries. The sole direct subsidiary of the Company is Evercore LP. The principal direct and indirect subsidiaries of Evercore LP are as follows:

•

Evercore Group Holdings L.P. (“EGH”), which indirectly, through its wholly-owned subsidiary, Evercore Partners Services East L.L.C., a Delaware limited liability company, owns interests in each of the following entities:

•

Evercore Group L.L.C. (“EGL”), a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and a member of the Financial Industry Regulatory Authority. EGL is a limited service entity, which specializes in rendering selected financial advisory services and capital market advisory services. EGL was converted to a limited liability company from an S corporation on April 19, 2006;

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

•

Evercore Wealth Management, L.L.C. (“EWM”), a Delaware limited liability company, provides wealth management services to high net worth individuals. 70% of EWM is owned by EGH; the remaining interest is owned by the management of EWM; and

•

Evercore Asset Management (“EAM”), a Delaware limited liability company, is an institutional investment management firm that makes high-conviction value investments in small- and mid-capitalization publicly traded companies. 51% of EAM is owned by EGH; the remaining is owned by the management of EAM.

•

Evercore Trust Company, N.A. (“ETC”), a U.S. based national trust bank, provides specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations. In addition, ETC provides personal trustee, executor and custody services for EWM. 86% of ETC is owned by Evercore LP; the remaining is owned by the management and directors of ETC.

•	Evercore GP Holdings L.L.C., which is a non-managing member of the general partner of ECP II and Evercore Mexico Capital Partners II L.P. (“EMCP II”) and its affiliated entities.

•	Protego SI, S.C., a Mexican company whose main activity is the provision of advisory and related services.

•

Protego Asesores S. de R.L. and its subsidiaries, together with Evercore LP, owns interests in Protego Casa de Bolsa, S.A. de C.V. (“PCB”) and Protego CB Servicios, S. de R.L. (“PCBS”). PCB and PCBS were established for Protego’s asset management business and are 70% and 71%, respectively, owned by Evercore. The remaining interest in these entities is held by third parties.

•

Evercore Holdings Limited, a U.K. based holding company, through which the Company made its investment in Evercore Pan-Asset Capital Management (“Pan”). Evercore Holdings Limited wholly owns Evercore Partners Ltd., formerly Braveheart Financial Services Limited (“Braveheart”), a U.K. company whose main activity is the provision of advisory and related services.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

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

The Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2009 includes the assets and liabilities for ETC and EAM. The Unaudited Condensed Consolidated Statements of Operations include the consolidated results of ETC as of May 1, 2009 and EAM as of April 1, 2009. Revenue for these businesses are primarily fee-based and are recognized as earned. See Note 4 for further disclosure.

Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition represent cash and cash equivalents that have been segregated for bank regulatory purposes.

Presentation of Noncontrolling Interest –In January 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption of SFAS 160 resulted in the presentation of Noncontrolling Interest as a component of Total Equity on the Unaudited Condensed Consolidated Statements of Financial Condition and below Net Income on the Unaudited Condensed Consolidated Statements of Operations. Prior periods have been reclassified to conform to the current presentation. In addition, the adoption of SFAS 160 resulted in an allocation of the components of Total Comprehensive Income between controlling interests and noncontrolling interests for the three and six months ended June 30, 2009 and 2008, respectively.

The Company has evaluated all subsequent events through the filing of this Form 10-Q.

Note 3 – Recent Accounting Pronouncements

FSP FAS 141(R)-1- In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), Business Combinations (“SFAS 141(R)”), to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP did not have a material effect on the Company’s financial condition, results of operations or cash flows.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

FSP FAS 107-1 and APB 28-1 – In March 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. This FSP also would amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s financial condition, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2 – In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s financial condition, results of operations or cash flows.

FSP FAS 157-4 – In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP did not have a material effect on the Company’s financial condition, results of operations or cash flows.

SFAS 165 – In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP did not have a material effect on the Company’s financial condition, results of operations or cash flows. See Note 15 for subsequent events.

SFAS 166 – In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140 (“SFAS 166”). SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of SFAS 166 on the Company’s financial condition, results of operations and cash flows.

SFAS 167 – In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167 on the Company’s financial condition, results of operations and cash flows.

Note 4 – Business Changes and Developments

Acquisition of SFS – On May 1, 2009, the Company announced the formation of ETC in conjunction with the consummation of its acquisition of a controlling interest of 86% in Bank of America’s Special Fiduciary Services Division (“SFS”) for $8,196. The

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

remaining 14% is owned by the management and directors of ETC. SFS’s business will be conducted through ETC, which will focus on providing specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations, consistent with the services provided by the historical SFS business. In addition, ETC provides personal trustee, executor and custody services for EWM. SFS was acquired to aid in the launch of ETC.

The purchase price of the acquisition has been allocated to the assets acquired and liabilities assumed using the fair values as determined by management as of the acquisition date. The computation of goodwill was based on its fair value at May 1, 2009 as presented below.

Purchase Price:
Cash Paid	$8,196
Fair Value of Contingent Consideration	1,896

Fair Value of Consideration Transferred	10,092
Fair Value of Non-controlling Interest	1,643

Total Fair Value of Purchase Price	11,735

Fair Value of Assets Acquired and Liabilities Assumed:
Accounts Receivable	2,450
Intangible Assets	2,300
Accounts Payable	(1,025)
Deferred Revenue	(499)

Identifiable Net Assets	3,226

Goodwill Resulting from Business Combination	$8,509

The allocation of the purchase price to the fair value of the net assets acquired is preliminary and subject to modification. In conjunction with the acquisition, the Company recognized accounts receivable with a gross value of $2,450, which approximates fair value, all of which are expected to be collected. The goodwill reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge, as well as the value of expected synergies and premiums paid by the Company and the noncontrolling interest holders.

The Company has a commitment to pay earn-out consideration equal to $1,000 for each of 2009, 2010 and 2011, contingent upon the annualized gross revenues of ETC exceeding $16,750, $17,100 and $18,200, respectively. At the end of the earn-out period, in the event that less than $3,000 is paid or payable and total annualized gross revenues for 2009 through 2011 exceed $49,500, the Company will be required to pay an amount equal to $3,000, less amounts already payable and paid pursuant the earn-out. The holders of the noncontrolling interest of ETC will make a payment to the Company for their pro-rata portion of any future earn-out.

In connection with the SFS acquisition, the Company recorded an intangible asset of $2,300 relating to client relationships. Management views customer relationships as the primary intangible asset of SFS, as the customer relationships are stable and recurring. The intangible asset was valued at the date of acquisition at its fair value, as determined by management and will be amortized over an estimated useful life of 7 years. The Company recognized $55 of amortization expense related to this intangible asset for the three months ended June 30, 2009.

Goodwill and intangible assets recognized as a result of the acquisition of SFS are included in the Investment Management Segment.

The seller did not maintain U.S. GAAP basis financial statements for SFS. The Company is unable to independently substantiate the significant assumptions that must be made in order to compile U.S. GAAP basis financial statements for prior periods from what was provided by the seller. As a result, the Company believes it is impracticable to disclose pro forma financial information. Total revenue and operating income of ETC included in the Company’s consolidated results since the date of acquisition was $2,053 and $179, respectively, for the three months ended June 30, 2009.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or ninety (90) days coverage of ETC’s operating expenses, and (3) provide at least $10,000 of certain collateral held in a segregated account at a third party depository institution. The $10,000 is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of June 30, 2009.

Acquisition of Controlling Interest in EAM – On April 1, 2009, the Company invested an additional $2,000 in EAM, increasing its ownership to 51%. As a result, the Company consolidated its investment in EAM effective April 1, 2009. As part of this agreement, EAM has released the Company from all non-compete arrangements. The transaction resulted in goodwill and intangible assets of $6,266 and $1,300, respectively, recognized in the Investment Management Segment. The intangible asset will be amortized over 10 years.

Goodwill and Intangible Assets

Goodwill associated with the Company’s acquisitions is as follows:

Goodwill Resulting From the Business Combinations
		Investment Management
	Advisory	ETC	EAM	Total
Balance at December 31, 2008	$32,750	$—	$—	$32,750
Acquisitions	—	8,509	6,266	14,775
Foreign Currency Translation	2,165	—	—	2,165

Balance at June 30, 2009	$34,915	$8,509	$6,266	$49,690

In conjunction with the Company’s acquisitions, the intangible assets amounts assigned by asset class are presented below.

	As of June 30, 2009
	Remaining Useful Life in Years			Gross Carrying Amount				Accumulated Amortization
		Investment Management			Investment Management				Investment Management
	Advisory	ETC	EAM	Advisory	ETC	EAM	Total	Advisory	ETC	EAM	Total
Client Backlog	—	—	—	$15,550	$—	$—	$15,550	$15,550	$—	$—	$15,550
Client Relationships	3.5	6.8	9.7	9,410	2,300	1,300	13,010	4,018	55	33	4,106
Broker Dealer License	2.3	—	—	240	—	—	240	139	—	—	139
Financial Services Authority License	2.5	—	—	84	—	—	84	43	—	—	43
Non-compete/Non-solicit Agreements	2.3	—	—	450	—	—	450	260	—	—	260
Other	2.0	—	—	840	—	—	840	504	—	—	504
Foreign Currency Translation	NA	NA	NA	(942)	—	—	(942)	(286)	—	—	(286)

Total				$25,632	$2,300	$1,300	$29,232	$20,228	$55	$33	$20,316

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	As of December 31, 2008
	Remaining Useful Life in Years			Gross Carrying Amount				Accumulated Amortization
		Investment Management			Investment Management				Investment Management
	Advisory	ETC	EAM	Advisory	ETC	EAM	Total	Advisory	ETC	EAM	Total
Client Backlog	—	—	—	$15,550	$—	$—	$15,550	$15,550	$—	$—	$15,550
Client Relationships	4.0	—	—	9,410	—	—	9,410	3,240	—	—	3,240
Broker Dealer License	2.8	—	—	240	—	—	240	115	—	—	115
Financial Services Authority License	3.0	—	—	84	—	—	84	34	—	—	34
Non-compete/Non-solicit Agreements	2.8	—	—	450	—	—	450	215	—	—	215
Other	2.5	—	—	840	—	—	840	420	—	—	420
Foreign Currency Translation	NA	NA	NA	(2,167)	—	—	(2,167)	(580)	—	—	(580)

Total				$24,407	$—	$—	$24,407	$18,994	$—	$—	$18,994

Based on the intangible assets above as of June 30, 2009, annual amortization of intangibles for each of the next five years is as follows:

2009 (last six months)	$970
2010	$1,940
2011	$1,802
2012	$1,567
2013	$459
2014 (first six months)	$229

Note 5 – Special Charges and Acquisition and Transition Costs

In conjunction with the U.S. Private Equity restructuring, the Company recorded noncash Special Charges of $16,138 in the second quarter of 2009 related to the cancellation of 417 employee restricted stock units (“RSUs”) and 250 Evercore LP partnership units (“LP Units”).

ECP capital raising was deferred in the first half of 2008. As a result, the Company consolidated its private equity operations in New York, resulting in Special Charges of $1,310 and $2,437 for the three and six months ended June 30, 2008, respectively. These charges were in connection with the write-off of certain capitalized costs associated with ECP capital raising, employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office.

The Company has recognized $422 and $712 for the three and six months ended June 30, 2009, respectively, as Acquisition and Transition Costs incurred in connection with the consummation of the Company’s acquisition of SFS and formation of ETC. This expense reflects the change in accounting for deal-related costs required by SFAS 141(R), which was effective January 1, 2009.

Note 6 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s Private Equity Funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to ($1,812) and ($339) for the three and six months ended June 30, 2009 and 2008, respectively, and $3,393 and $5,678 for the three and six months ended June 30, 2008, respectively.

The Company did not earn any advisory fees from clients that have Senior Managing Directors as a member of their Board of Directors for the three and six months ended June 30, 2009.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$96,253	$2,464	$7	$98,710	$98,979	$1,213	$169	$100,023
Equity Securities	4,170	1,420	118	5,472	3,457	—	—	3,457

Total	$100,423	$3,884	$125	$104,182	$102,436	$1,213	$169	$103,480

Scheduled maturities of corporate bonds as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$21,029	$21,151	$17,013	$16,921
Due after one year through five years	75,224	77,559	81,255	82,355
Due after five years through 10 years	—	—	711	747

Total	$96,253	$98,710	$98,979	$100,023

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value to an amount approximating its amortized cost, which may be maturity, it does not consider such unrealized loss positions to be other-than-temporarily impaired at June 30, 2009.

Corporate Bonds

The Company invests in corporate bonds, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statement of Financial Condition. The Company had $0 and $163 realized gains for the three and six months ended June 30, 2009, respectively.

Equity Securities

During the first quarter of 2009, the Company assessed its treasury and investment activities including the equity securities managed by EAM and, as a result, the Company transferred these securities from trading to available-for-sale. Accordingly, these securities are stated at quoted market value with unrealized gains and losses, which have occurred since the date of transfer, included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. Prior to the transfer, the Company incurred $758 of realized and unrealized losses during 2009. Subsequent to the transfer the Company incurred $91 and $187 of realized gains for the three and six months ended June 30, 2009.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

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

As of June 30, 2009 and December 31, 2008, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions are as follows:

	June 30, 2009		December 31, 2008
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$103,035		$191,507
Securities Purchased Under Agreements to Resell	169,222	$169,259	92,770	$92,580

Total Assets	$272,257		$284,277

Liabilities
Securities Sold Under Agreements to Repurchase	$(272,447)	$(272,294)	$(284,745)	$(284,086)

Note 9 – Investments

The Company’s investments reported in the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in Private Equity Funds, the Company’s equity interest in EAM, Pan and HighView Investment Group (“HighView”) and Cost Basis Investments.

Investments in Private Equity Funds

The Company’s investments in private equity funds include investments in ECP II, Discovery Americas I, L.P. (the “Discovery Fund”) and EMCP II. Portfolio holdings of the Private Equity Funds are carried at fair value. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.

A summary of the Company’s investment in the Private Equity Funds as of June 30, 2009 and December, 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
ECP II	$7,671	$12,529
Discovery Fund	2,303	1,803
EMCP II	1,952	1,507

Total Private Equity Funds	$11,926	$15,839

Net realized and unrealized gains (losses) on Private Equity Fund investments, including incentive fees, were ($3,814) and ($4,491) for the three and six months ended June 30, 2009, respectively, and $1,371 and $1,678 for the three and six months ended June 30, 2008, respectively. The Company may be obligated to repay certain carried interest previously recorded in the event that the investments perform poorly on both a realized and unrealized basis. As of June 30, 2009, the Company had approximately $523 of previously recognized carried interest that may be subject to repayment.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Other Equity Investments

The Company’s investments in Private Equity Funds, which consist of general partner interests, and the Company’s equity interest in Pan are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on equity method investments are included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue.

A summary of the Company’s other equity investments as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
EAM	$—	$2,816
Pan	5,228	4,989
HighView	—	1,195

Total Equity Investments	$5,228	$9,000

EAM

During the second quarter of 2009, the Company invested an additional $2,000 in EAM, increasing its ownership to 51%. See Note 4. As a result, the Company consolidated its investment in EAM effective April 1, 2009. The investment resulted in losses of $72 and $275 for the three and six months ended June 30, 2008, respectively.

Pan

In the third quarter of 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at June 30, 2009. This investment resulted in losses of $185 and $389 for the three and six months ended June 30, 2009.

HighView

At the end of the first quarter of 2009, HighView’s management decided against proceeding with its business. As a result of this event, the Company recognized a loss of $920 in this investment for the six months ended June 30, 2009, representing the Company’s share of deferred costs expensed by HighView for these periods.

Cost Basis Investments

During the first quarter of 2009, the Company invested $1,250 in CITIC Securities International Partners, LTD (“CSIP”) in exchange for a 5% noncontrolling interest in the entity. CSIP and the Company focus on providing leading independent investment banking merger and acquisition (“M&A”) advisory and investment management service effecting transactions between China and other international markets. This investment is accounted for on the cost basis.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS 157, the Company does not

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

adjust the quoted price for these investments, even in situations where Evercore holds a large position and a sale could reasonably impact the quoted price. Level I investments include Financial Instruments Owned and Pledged as Collateral at Fair Value and the Company’s investments in equity securities of $103,035 and $5,472, respectively, as of June 30, 2009.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Level II investments include the Company’s investments in corporate bonds of $98,710 as of June 30, 2009. The estimated fair values of the corporate bonds are based on quoted market prices provided by external pricing services.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The Company did not have any Level III investments as of June 30, 2009.

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

Note 11 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company Senior Notes having a principal amount of $120,000 due 2020 with a 5.20% coupon (the “Senior Notes”) and warrants to purchase 5,455 shares of Evercore Class A common stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statement of Financial Condition. The Senior Notes have an effective yield of 7.94%.

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

Note 12 – Evercore Partners Inc. Stockholders’ Equity

During the first six months of 2009, the Company purchased 179 Class A common shares from employees at market values ranging from $11.16 to $20.34 per share for the net settlement of stock-based compensation awards. The Company also purchased 56 shares pursuant to the Company’s share repurchase program at market values ranging from $10.32 to $12.38 per share. The result of these repurchases was an increase in Treasury Stock of $3,023 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as June 30, 2009.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

During the first six months of 2009, 38 LP Units were gifted by employees to various charities and converted into Class A common shares, resulting in an increase to Additional Paid-In-Capital of $96 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2009.

During the three and six months ended June 30, 2009, the Company declared and paid dividends of $0.12 and $0.24 per share, totaling $1,681 and $3,321, respectively. The Company’s Board of Directors declared on July 27, 2009, a quarterly cash dividend of $0.12 per share, to the holders of Class A Common Stock as of August 28, 2009, which will be paid on September 11, 2009.

Note 13 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 55% interest in Evercore LP, a 30% interest in PCB, a 30% interest in EWM, a 49% interest in EAM and a 14% interest in ETC, not owned by the Company. The Noncontrolling Interest for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A common shares. At June 30, 2009, the Noncontrolling Interest in ETC includes a mandatory redemption provision after year five; accordingly, $2,704 has been reflected in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2009. During the third quarter of 2009, the mandatory redemption provisions were removed.

In conjunction with the appointment of the President and Chief Executive Officer of the Company on May 22, 2009, 1,391 LP Units were issued and sold for a purchase price of $15,000, representing the fair value at the date of purchase. The units are restricted from sale or transfer for five years.

Changes in Noncontrolling Interest for the six months ended June 30, 2009 and 2008 were as follows:

	For the Six Months Ended June 30,
	2009	2008
Beginning balance	$15,978	$46,699

Comprehensive income (loss):
Operating income (loss)	(8,061)	2,009
Other comprehensive income	4,269	146

Other comprehensive income (loss)	(3,792)	2,155

Other items:
Distributions to partners	(4,222)	(9,772)
Exchange of LP Units for Class A common shares	(62)	(143)
Issuance and sale of LP Units	15,000	—
Fair value of noncontrolling interest in EAM	5,068	—
Other, including PCB and EWM	456	870

Total Other Items	16,240	(9,045)

Ending balance	$28,426	$39,809

Note 14 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the three and six months ended June 30, 2009 and 2008 are described and presented below.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008
	(share amounts in thousands)
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$(6,043)		$2,056		$(5,852)		$1,091
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	13,925		12,895		13,814		12,826

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$(0.43)		$0.16		$(0.42)		$0.09

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$(6,043)		$2,056		$(5,852)		$1,091
Add (deduct)—dilutive effect of:
Noncontrolling Interest related to the assumed exchange of Evercore LP partnership units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)	(a	)	(a	)
Associated Interest Expense pursuant to conversion of Warrants Issued	(b	)	—		(b	)	—

Diluted Net Income (Loss) available for Class A common shareholders	$(6,043)		$2,056		$(5,852)		$1,091

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	13,925		12,895		13,814		12,826
Add—dilutive effect of:
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain LP Units, as calculated using the Treasury Stock Method	(c	)	276		(c	)	231
Assumed conversion of Warrants issued	(b	)	—		(b	)	—

Diluted weighted average shares of Class A common stock outstanding	13,925		13,171		13,814		13,057

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$(0.43)		$0.16		$(0.42)		$0.08

(a)	During the three and six months ended June 30, 2009 and 2008, the LP Units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 15,387 and 15,132 for the three and six months ended June 30, 2009, respectively, and 15,205 and 15,209 for the three and six months ended June 30, 2008, respectively.
(b)

For the three and six months ended June 30, 2009, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net income per share attributable to Evercore

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Partners Inc. common shareholders if the effect would have been dilutive were 5,455 for the three and six months ended June 30, 2009 reduced for the impact of the Treasury Stock Method, if applicable. SFAS No. 128, Earnings per Share, requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method.

(c)	During the three and six months ended June 30, 2009, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock, RSUs and certain LP Units as calculated using the Treasury Stock Method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 1,074 and 732 for the three and six months ended June 30, 2009. Antidilution is the result of the Company having a loss for the three and six months ended June 30, 2009.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

Note 15 – Stock-Based Compensation

Subsequent to the IPO, the Company granted new and existing employees RSUs and restricted stock. Certain of these awards vest upon the same terms as the LP Units and the RSUs issued at the time of the IPO (“Event-based Awards”) and certain of these awards vest from one to five years (“Service-based Awards”).

No Event-based Awards vested during the six months ended June 30, 2009. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied. The company had 10 and 21 forfeited Service-based and Event-based Awards during the six months ended June 30, 2009. Compensation expense related to Service-based Awards, excluding RSUs granted in conjunction with the appointment of the President and Chief Executive Officer and the below forfeitures was $5,585 and $12,212 for the three and six months ended June 30, 2009, respectively, and $7,024 and $13,166 for the three and six months ended June 30, 2008, respectively. As discussed below, in July 2009 the Company modified the vesting terms for event-based LP units to include service based terms. Accordingly, the Company will expense the fair value of the awards, prospectively, over the service period.

In conjunction with the Company’s decision to delay capital raising for Evercore Capital Partners, and other ongoing strategic cost management initiatives, the Company recorded a pre-tax charge of $16,138 in the second quarter of 2009 related to the cancellation of 667 unvested RSUs and LP units. The Company also incurred a $1,227 charge for the accelerated vesting of 131 RSUs in connection with U.S. private equity restructuring.

During the six months ended June 30, 2009, pursuant to the Evercore Partners Inc. 2006 Incentive Plan, excluding RSUs granted in conjunction with the appointment of the President and Chief Executive Officer, the Company granted employees 2,083 RSUs that are Service-based Awards. These awards had grant date fair values of $11.73 to $19.80 per share.

During the second quarter of 2009, in accordance with and pursuant to the terms of the Company’s 2006 Stock Incentive Plan, 900 RSUs were granted in conjunction with the appointment of the President and Chief Executive Officer of the Company. The vesting of these RSUs is contingent on the achievement of certain market conditions subject to continuous employment of the President and Chief Executive Officer of the Company through the fifth anniversary of his appointment (or if prior to the fifth anniversary, employment is terminated by the Company without cause or by the President and Chief Executive Officer for good reason or due to his death or disability). The market conditions are segregated into five groups of 180 RSUs each with share price thresholds which are required to exceed a certain level for 20 consecutive trading days. The Company utilized an outside service provider to determine the fair value of each award and will expense each award ratably over the implied service period represented by the five year service requirement. As the awards contain market-based conditions, the entire expense will be recognized if the award does not vest for

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

any reason other than the service conditions. Compensation expense related to this award was $207 for the three and six months ended June 30, 2009.

In July 2009, the Company amended the terms of certain equity awards as follows:

•

Dividend equivalents, in the form of unvested RSU awards, will be paid prospectively for all unvested RSU grants awarded in conjunction with annual bonuses. The dividend equivalents will have the same vesting and delivery terms as the underlying RSU award.

•	Retirement eligibility terms have been established for all future equity awards granted in conjunction with annual awards. The revised retirement eligibility guidelines require:

•	At least five years of continuous service;

•	At least 55 years of age;

•	Combined years of service and age equal to 70; and

•	At least one year of advance notice of retirement and full compliance with post retirement employment restrictive covenants for one year post retirement

•

In conjunction with the Second Amended and Restated Limited Partnership Agreement of Evercore LP, the event-based vesting terms for unvested partnership units that were triggered if two of the three Evercore founders did not continue to be employed by or serve as a director of Evercore Partners Inc. or its affiliates or if the founders and certain associated entities ceased to beneficially own a specified percentage of their Evercore equity were deleted and replaced with more traditional time-based vesting provisions. The unvested partnership units will now vest ratably on December 31, 2011, 2012 and 2013 so long as the equity holder remains employed with Evercore Partners Inc., the Partnership or their affiliates on such dates.

Note 16 – Commitments and Contingencies

For a complete discussion of the Company’s commitments and contingencies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $2,382 and $4,623 for the three and six months ended June 30, 2009, respectively, and $2,287 and $4,787 for the three and six months ended June 30, 2008, respectively.

During the first quarter of 2009, the Company agreed to lease 5,632 square feet of office space at One Post Office Square, Boston, Massachusetts, for the expansion of EAM, expiring in August 2010 with annual base rental payments of approximately $200. The Company also agreed to lease 3,916 square feet of office space at 1099 New York Avenue, N.W., Washington D.C., expiring in February 2014 with annual base rental payments of approximately $200 and 12,833 square feet of office space at 601 S. Figueroa Street, Los Angeles, California, expiring in April 2014 with annual base rental payments of approximately $350 in connection with the acquisition of SFS.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $118 and $224 for the three and six months ended June 30, 2009, respectively, and $51 and $189 for the three and six months ended June 30, 2008, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.

Other Commitments – As of June 30, 2009, the Company has unfunded commitments for capital contributions of $16,391 to the Private Equity Funds. These commitments will be funded as required through the end of each Private Equity Fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

During the first quarter of 2009 the Company committed an additional $1,250 to CSIP that is callable on demand by CSIP’s Board of Directors.

During the second quarter of 2009, the Company invested an additional $2,000 in EAM, increasing its ownership interest to 51%. In addition, the Company has a remaining commitment of $4,315 which would be paid upon request by EAM’s Board of Managers to fund operational needs. If the full amount were called, the Company’s ownership percentage would increase to 63%.

Due to the significant dislocations experienced across the alternative investment markets, the Company has decided to suspend capital raising for Evercore Capital Partners and focus on the management and realization of the existing portfolio. HighView has also decided against proceeding with its business. None of the capital HighView raised was invested, and HighView has agreed to release the Company from its capital commitment of $150,000.

See Note 4 for the Company’s commitment related to earn-out consideration for ETC.

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

Note 17 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of June 30, 2009 and December 31, 2008 was $60,053 and $32,905, respectively, which exceeded the minimum net capital requirement by $59,289 and $32,662, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the OCC and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or ninety (90) days coverage of ETC’s operating expenses,

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

and (3) provide at least $10,000 of certain collateral held in a segregated account at a third party depository institution. The $10,000 is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of June 30, 2009.

Note 18 – Income Taxes

The Company’s Provision for Income Taxes was $1,373 and $2,431 for the three and six months ended June 30, 2009, respectively, and $2,461 and $2,167 for the three and six months ended June 30, 2008, respectively. The effective tax rate was (10.6)% and (21.2)% for the three and six months ended June 30, 2009, respectively, and 31.3% and 41.2% for the three and six months ended June 30, 2008, respectively. The effective tax rate for 2009 reflects the effects of a non-deductible charge associated with the cancellation of certain equity awards as well as the discrete impact of the result of the realized tax deduction, for certain share-based compensation awards, being lower than the deferred tax benefit recognized at the time of expensing such awards due to a decrease in the Company’s share price.

As of June 30, 2009, there were $1,674 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest of $28 during the second quarter of 2009 and $63 for the six months ended June 30, 2009, and had recognized a liability for penalties of $510 and interest of $703.

Note 19 – Segment Operating Results

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

The Company’s segment information for the three and six months ended June 30, 2009 and 2008 is prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles as well as Special Charges and Acquisition and Transition Costs.

The Company evaluates segment results based on net revenue and operating income, both including and excluding the impact of the Other Expenses.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, other expenses, operating income and identifiable assets.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Advisory
Net Revenues (1)	$69,313	$58,458	$118,973	$99,932
Operating Expenses	49,778	43,573	87,290	74,668
Other Expenses (2)	4,421	475	4,889	8,403

Segment Income	$15,114	$14,410	$26,794	$16,861

Identifiable Segment Assets	$317,172	$294,165	$317,172	$294,165

Investment Management
Net Revenues (1)	$1,730	$1,660	$1,796	$4,674
Operating Expenses	17,085	6,891	27,086	13,831
Other Expenses (2)	12,696	1,310	12,986	2,437

Segment Income (Loss)	$(28,051)	$(6,541)	$(38,276)	$(11,594)

Identifiable Segment Assets	$426,528	$453,174	$426,528	$453,174

Total
Net Revenues (1)	$71,043	$60,118	$120,769	$104,606
Operating Expenses	66,863	50,464	114,376	88,499
Other Expenses (2)	17,117	1,785	17,875	10,840

Segment Income (Loss)	$(12,937)	$7,869	$(11,482)	$5,267

Identifiable Segment Assets	$743,700	$747,339	$743,700	$747,339

(1) Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Advisory (1)	$(754)	$727	$(152)	$1,509
Investment Management (2)	(430)	(130)	(933)	310

Total Other Revenue, net	$(1,184)	$597	$(1,085)	$1,819

(1)     Advisory Other Revenue, net includes interest expense on the Senior Notes of $683 for the three and six months ended June 30, 2009, respectively.

(2)     Investment Management Other Revenue, net includes interest expense on the Senior Notes of $1,214 and $3,106 for the three and six months ended June 30, 2009, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2) Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles as well as Special Charges and Acquisition and Transition Costs as set forth in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Deferred Consideration Pursuant to the Braveheart Sale and Purchase Agreement	$—	$—	$—	$7,452
Special Charges	3,951	—	3,951	—
Intangible Asset Amortization	470	475	938	951

Total Advisory	4,421	475	4,889	8,403

Special Charges	12,187	1,310	12,187	2,437
Acquisition and Transition Costs	422	—	712	—
Intangible Asset Amortization	87	—	87	—

Total Investment Management	12,696	1,310	12,986	2,437

Total Other Expenses	$17,117	$1,785	$17,875	$10,840

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net Revenues: (1)
United States	$66,305	$41,181	$105,256	$81,035
Europe and Other	1,125	11,805	10,132	12,165
Latin America	4,797	6,535	6,466	9,587

Total	$72,227	$59,521	$121,854	$102,787

(1) Excludes Other Revenue and Interest Expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent quarterly reports on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Revenue trends in our Advisory business generally are correlated to the volume of M&A activity and restructurings. However, deviations from this trend can occur in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity.

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

Investment Management. Our Investment Management business includes operations related to the management of the private equity funds, Institutional Asset Management, Wealth Management and other business activities. Revenue sources primarily include management fees, fees earned from portfolio companies, fiduciary and consulting fees, performance fees (including carried interest) and gains (or losses) on our investments.

Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Management fees from EAM, EWM and PCB generally represent a percentage of assets under management. Fiduciary and consulting fees are a function of the size and complexity of each engagement and are individually negotiated. Performance fees are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to “claw-back” provisions. Portfolio Company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.

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

We maintain compensation programs, including base salary, cash and equity bonus awards and benefits programs and manages compensation to estimates of competitive levels based on market conditions. Our level of compensation for the current period reflects our plan to maintain competitive compensation levels to retain key personnel during market down cycles, as well as the impact of Senior Managing Directors hired after the IPO on 2009 compensation expense, including grants of equity awards valued at current and prior stock prices.

Increasing the number of high-caliber Senior Managing Directors is critical to our growth efforts. Typically newly hired Senior Managing Directors don’t start until the middle of a calendar year, and these hires generally do not begin to generate significant revenue in the year they are hired.

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

Other Expenses

Other Expenses include Special Charges in conjunction with the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, Acquisition and Transition Costs incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles associated with acquisitions.

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of our assets and liabilities.

Noncontrolling Interest

We record significant noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors and their estate planning vehicles in Evercore LP, as well as the portions of PCB, EWM, EAM and ETC not owned by Evercore. As described in Note 1 to our unaudited condensed consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP. Accordingly, although Evercore Partners Inc. has a minority economic interest in Evercore LP, it has a majority voting interest and controls the management of Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2009 and 2008. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Advisory and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles as well as Special Charges and Acquisition and Transition Costs.

The global financial markets have experienced nearly unprecedented disruption and volatility during 2008 and therefore difficult market conditions persisted throughout most of 2008 and have continued into 2009. Contraction in worldwide credit markets due in part to sub-prime lending issues, volatile currency and commodity markets, major write-downs within the financial sector and volatile oil prices have raised significant uncertainty about the state of the U.S. and global economies. These economic and market conditions have negatively affected our financial performance in both our Advisory and Investment Management businesses, particularly in the second half of 2008, and have adversely affected, and may continue to adversely affect, our financial performance in 2009.

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

	For the Three Months Ended June 30,		Variance	For the Six Months Ended June 30,		Variance
	2009	2008		2009	2008
	(dollars in thousands, except per share data)
REVENUES
Advisory Revenue	$70,067	$57,731	21%	$119,125	$98,423	21%
Investment Management Revenue	2,160	1,790	21%	2,729	4,364	(37)%
Other Revenue	5,025	7,709	(35)%	13,615	14,923	(9)%

TOTAL REVENUES	77,252	67,230	15%	135,469	117,710	15%
Interest Expense	6,209	7,112	(13)%	14,700	13,104	12%

NET REVENUES	71,043	60,118	18%	120,769	104,606	15%

EXPENSES
Operating Expenses	66,863	50,464	32%	114,376	88,499	29%
Other Expenses	17,117	1,785	NM	17,875	10,840	65%

TOTAL EXPENSES	83,980	52,249	61%	132,251	99,339	33%

INCOME (LOSS) BEFORE INCOME TAXES	(12,937)	7,869	NM	(11,482)	5,267	NM
Provision for Income Taxes	1,373	2,461	(44)%	2,431	2,167	12%

NET INCOME (LOSS)	(14,310)	5,408	NM	(13,913)	3,100	NM
Net Income (Loss) Attributable to Noncontrolling Interest	(8,267)	3,352	NM	(8,061)	2,009	NM

NET INCOME (LOSS) ATTRIBUTABLE TO EVERCORE PARTNERS INC.	$(6,043)	$2,056	NM	$(5,852)	$1,091	NM

DILUTED NET INCOME (LOSS) PER SHARE	$(0.43)	$0.16	NM	$(0.42)	$0.08	NM

As of June 30, 2009, Evercore’s total headcount was 405 employees compared with 288 as of June 30, 2008. Evercore’s increase in headcount is illustrated as follows:

	As of June 30,
	2009				2008
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors:
Advisory	24	6	9	39	30
Investment Management	5	1	—	6	8
Corporate	3	—	—	3	3
Other Partners	19	—	—	19	—
Other Professionals and Support Staff (1)	201	111	26	338	247

Total	252	118	35	405	288

(1) Excludes 13 and 15 interns as of June 30, 2009 and 2008, respectively.

Three Months Ended June 30, 2009 versus June 30, 2008

Net revenue was $71.0 million for the three months ended June 30, 2009; an increase of $10.9 million, or 18%, versus net revenue of $60.1 million for the three months ended June 30, 2008. Net revenues reflect interest expense on our Senior Notes for the three months ended June 30, 2009.

Total Operating Expenses were $66.9 million for the three months ended June 30, 2009 as compared to $50.5 million for the three months ended June 30, 2008, a 32% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $51.9 million for the three months ended June 30, 2009, an increase of $13.4 million, or 35%, versus expense of $38.5 million for the same period in 2008. The increase is primarily due to higher amounts of discretionary compensation accrued, reflecting higher revenues, as well as sign-on costs incurred in conjunction with the appointment of the President and Chief Executive Officer and compensation costs resulting from the consolidation of new businesses. Non-compensation expenses as a component of Operating Expenses were $15.0 million for the three months ended June 30, 2009, an increase of $3.0 million, or 25% over non-compensation operating expenses of $12.0 million for the three months ended June 30, 2008. Non-compensation expenses increased compared to the three months ended June 30, 2008 primarily as a result of increased Professional Fees and other costs primarily driven by the acquisitions of a controlling interest in ETC, EAM and EWM.

Total Other Expenses of $17.1 million for the three months ended June 30, 2009 relate to Special Charges of $16.1 million in conjunction with the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, Acquisition and Transition Costs of $0.4 million incurred in connection with the consummation of our acquisition of SFS and formation of ETC and amortization of intangibles of $0.6 million. Total Other Expenses of $1.8 million in the three months ended June 30, 2008 related to Special Charges of $1.3 million in connection with employee severance and other costs related to the closing of the Los Angeles office and $0.5 million of charges related to the amortization of intangibles.

The provision for income taxes for the three months ended June 30, 2009 was $1.4 million, which reflected an effective tax rate of (10.6)%. This provision was impacted by a non-deductible charge for the cancellation of certain equity awards for employees who continue to be employed by us, as well as certain discrete adjustments and non-deductable equity-based share grants resulting from a decline in our share price from the date of grant to the date of vesting, which were permanent in nature. The provision for income taxes for the three months ended June 30, 2008 was $2.5 million, which reflected an effective tax rate of 31.3%.

Noncontrolling interest was ($8.3) million for the three months ended June 30, 2009 compared to $3.4 million for the three months ended June 30, 2008, reflecting the allocation of a net loss for 2009.

Six Months Ended June 30, 2009 versus June 30, 2008

Net revenue was $120.8 million for the six months ended June 30, 2009; an increase of $16.2 million, or 15%, versus net revenue of $104.6 million for the six months ended June 30, 2008. Net revenues reflect interest expense on our Senior Notes for the six months ended June 30, 2009.

Total Operating Expenses were $114.4 million for the six months ended June 30, 2009 as compared to $88.5 million for the six months ended June 30, 2008, an 29% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $87.7 million for the six months ended June 30, 2009, an increase of $23.4 million, or 36%, versus expense of $64.3 million for the same period in 2008. The increase is primarily due to the accrual of higher amounts of discretionary compensation, reflecting higher revenues, as well as sign-on costs incurred in conjunction with the appointment of the President and Chief Executive Officer and compensation costs resulting from the consolidation of new businesses. Non-compensation expenses as a component of Operating Expenses were $26.7 million for the six months ended June 30, 2009, an increase of $2.5 million, or 10% over non-compensation operating expenses of $24.2 million for the six months ended June 30, 2008. Non-compensation operating expenses increased compared to the six months ended June 30, 2008 primarily as a result of increased Professional Fees and other costs primarily driven by the acquisition of a controlling interest in ETC, EAM and EWM.

Total Other Expenses of $17.9 million for the six months ended June 30, 2009 relate to Special Charges of $16.1 million in conjunction with the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, Acquisition and Transition Costs of $0.7 million incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles of $1.0 million. Total Other Expenses of $10.8 million in the six months ended June 30, 2008 related to Special Charges of $2.4 million in connection with the write-off of certain capitalized costs associated with Evercore Capital Partners III L.P. (“ECP III”) and employee severance and other costs related to the closing of the Los Angeles office, $7.5 million of deferred consideration pursuant to the Braveheart Sale and Purchase Agreement and amortization of intangibles associated with the acquisitions of Protego and Braveheart of $1.0 million.

The provision for income taxes for the six months ended June 30, 2009 was $2.4 million, which reflected an effective tax rate of (21.2)%. This provision was impacted by a non-deductible charge for the cancellation of certain equity awards for employees who continue to be employed by us, as well as certain discrete adjustments and non-deductable equity-based share grants resulting from a decline in our share price from the date of grant to the date of vesting, which were permanent in nature. The provision for income taxes for the six months ended June 30, 2008 was $2.2 million, which reflected an effective tax rate of 41.2%.

Noncontrolling interest was ($8.1) million for the six months ended June 30, 2009 compared to $2.0 million for the six months ended June 30, 2008, reflecting the allocation of a net loss for 2009.

Business Segments

The following data presents revenue, expenses and contributions by business segment. Each segment’s Operating Expenses include: (1) compensation and benefits expense incurred directly in support of the businesses of the segment, (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services and equipment and (3) an allocation of indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain finance, tax, legal, compliance, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics, principally headcount and square footage. Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles as well as Special Charges and Acquisition and Transition Costs.

Advisory

The following table summarizes the operating results of the Advisory segment.

	For the Three Months Ended June 30,		Variance	For the Six Months Ended June 30,		Variance
	2009	2008		2009	2008
	(dollars in thousands)
ADVISORY REVENUES
Advisory Revenue (1)	$70,067	$57,731	21%	$119,125	$98,423	21%
Other Revenue, net (2)	(754)	727	NM	(152)	1,509	NM

NET ADVISORY REVENUES	69,313	58,458	19%	118,973	99,932	19%

ADVISORY EXPENSES
Operating Expenses	49,778	43,573	14%	87,290	74,668	17%
Other Expenses	4,421	475	NM	4,889	8,403	(42)%

TOTAL ADVISORY EXPENSES	54,199	44,048	23%	92,179	83,071	11%

ADVISORY CONTRIBUTION	$15,114	$14,410	5%	$26,794	$16,861	59%

(1)     Includes reimbursable expenses of $1.6 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively, and $2.6 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively.

(2)     Includes interest expense on the Senior Notes of $0.7 million for the three and six months ended June 30, 2009.

For the three and six months ended June 30, 2009, the level of Global M&A activity was lower than for the three and six months ended June 30, 2008, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$201	$454	$386	$616
Value of North American M&A Deals Completed	$66	$224	$301	$476
Value of Global M&A Deals Announced	$527	$890	$996	$1,555
Value of Global M&A Deals Completed	$246	$612	$733	$1,425
Evercore Statistics **
Total Number of Advisory Clients	77	75	103	97
Advisory Clients With Fees of at Least $1 million	10	12	20	23
* Source: Thomson Financial July 14, 2009 ** Includes revenue generating clients only

As of June 30, 2009, our total headcount in our Advisory segment was 217 employees, compared with 179 as of June 30, 2008. Evercore’s Advisory headcount was as follows:

	As of June 30,
	2009				2008
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors	24	6	9	39	30
Other Advisory Professionals	75	35	15	125	100
Direct Support Staff	34	12	7	53	49

Total (1)	133	53	31	217	179

(1) Excludes 13 and 14 interns as of June 30, 2009 and 2008, respectively.

Advisory Results of Operations

Three Months Ended June 30, 2009 versus June 30, 2008

Net Advisory Revenues were $69.3 million for the three months ended June 30, 2009 compared to $58.5 million for the three months ended June 30, 2008, which represents an increase of 19%, despite the dollar value of North American and Global M&A completed transactions decreasing 71% and 60%, respectively, as a result of the ongoing difficult market conditions. The increase in revenues over the three months ended June 30, 2008 reflects our growing contribution from U.S. restructuring assignments and our participation in larger U.S. M&A fees relative to those recognized in the prior year.

Operating Expenses were $49.8 million for the three months ended June 30, 2009 as compared to $43.6 million for the three months ended June 30, 2008, an increase of $6.2 million, or 14%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $39.7 million for the three months ended June 30, 2009 as compared to $34.1 million for the three months ended June 30, 2008. The increase is primarily due to higher amounts of discretionary compensation accrued, reflecting higher revenues, as well as sign-on costs of $3.4 million incurred in conjunction with the appointment of the President and Chief Executive Officer. Advisory non-compensation expenses, as a component of Operating Expenses were $10.1 million for the three months ended June 30, 2009 as compared to $9.5 million for the three months ended June 30, 2008. Non-compensation operating expenses increased from the prior year due to higher professional and regulatory filing fees.

Other Expenses of $4.4 million includes $4.0 million of Special Charges and $0.5 million of intangible asset amortization for the three months ended June 30, 2009. Other Expenses of $0.5 million for the three months ended June 30, 2008 relate to amortization of intangibles.

Six Months Ended June 30, 2009 versus June 30, 2008

Net Advisory Revenues were $119.0 million for the six months ended June 30, 2009 compared to $99.9 million for the six months ended June 30, 2008, which represents an increase of 19%, despite the dollar value of North American and Global M&A completed transactions decreasing 37% and 49%, respectively, as a result of the ongoing difficult market conditions. The increase in revenues over the six months ended June 30, 2008 reflects our participation in several larger U.S. M&A fees and our growing contribution from U.S. restructuring assignments relative to those recognized in the prior year.

Operating Expenses were $87.3 million for the six months ended June 30, 2009 as compared to $74.7 million for the six months ended June 30, 2008, an increase of $12.6 million, or 17%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $68.9 million for the six months ended June 30, 2009 as compared to $55.2 million for the six months ended June 30, 2008. The increase is primarily due to higher amounts of discretionary compensation accrued, reflecting higher revenues, as well as sign-on costs of $3.4 incurred in conjunction with the appointment of the President and Chief Executive Officer. Advisory non-compensation expenses, as a component of Operating Expenses were $18.4 million for the six months ended June 30, 2009 as compared to $19.5 million for the six months ended June 30, 2008. Non-compensation operating expenses decreased from prior year driven by lower travel and professional fees, reflecting ongoing cost control initiatives.

Other Expenses of $4.9 million include $4.0 million of Special Charges and $0.9 million of intangible asset amortization for the six months ended June 30, 2009. Other Expenses of $8.4 million in the six months ended June 30, 2008 relate to a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement of $7.5 million, as well as amortization of intangibles of $1.0 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,		Variance	For the Six Months Ended June 30,		Variance
	2009	2008		2009	2008
	(dollars in thousands)
Management Fees
Wealth Management	$707	$—	NM	$1,077	$—	NM
Institutional Asset Management	3,311	561	490%	4,316	2,018	114%
Private Equity	2,002	2,022	(1)%	4,152	4,000	4%

Total Management Fees	6,020	2,583	133%	9,545	6,018	59%

Realized and Unrealized Gains (Losses)
Institutional Asset Management	139	(2,089)	NM	(682)	(3,057)	78%
Private Equity	(3,814)	1,371	NM	(4,491)	1,678	NM

Total Realized and Unrealized Gains (Losses)	(3,675)	(718)	(412)%	(5,173)	(1,379)	(275)%

Highview	—	—	NM	(920)	—	NM
Equity in EAM Losses (3)	—	(75)	NM	(334)	(275)	(21)%
Equity in Pan Losses	(185)	—	NM	(389)	—	NM

Investment Management Revenue (1)	2,160	1,790	21%	2,729	4,364	(37)%
Other Revenue, net (2)	(430)	(130)	(231)%	(933)	310	NM

NET INVESTMENT MANAGEMENT REVENUES	1,730	1,660	4%	1,796	4,674	(62)%

INVESTMENT MANAGEMENT EXPENSES
Operating Expenses	17,085	6,891	148%	27,086	13,831	96%
Other Expenses	12,696	1,310	NM	12,986	2,437	433%

TOTAL INVESTMENT MANAGEMENT EXPENSES	29,781	8,201	263%	40,072	16,268	146%

INVESTMENT MANAGEMENT LOSS	$(28,051)	$(6,541)	(329)%	$(38,276)	$(11,594)	(230)%

(1)     Includes reimbursable expenses of $0 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively, and $0 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively.

(2)     Includes interest expense on the Senior Notes of $1.2 million and $3.1 million for the three and six months ended June 30, 2009.

(3)     Consolidated April 1, 2009.

Investment Management Results of Operations

        Our Wealth Management and Institutional businesses in the U.S. include the results of our new businesses EWM and ETC, which commenced operations in the fourth quarter of 2008 and second quarter of 2009, respectively, and EAM, which was consolidated as of April 1, 2009. EWM manages investment portfolios and implements financial planning strategies for high net worth individuals. ETC, in conjunction with the acquisition of SFS, will focus on providing specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations. In addition, ETC provides personal trustee, executor and custody services for EWM. EAM is an institutional money manager specializing in small- and mid-cap value and core equities and earns revenues on a percentage of assets under management. Revenues from EWM are primarily earned on a percentage of assets under management while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements. These businesses earned $3.2 million and $3.3 million of revenues and incurred $6.2 million and $8.7 million of expenses for the three and six months ended June 30, 2009, respectively. Our Investment Management results of operations continue to reflect the start-up nature of these businesses.

Our private equity funds earn management fees of 2% on committed capital during their investment period and 1% of invested capital thereafter. By January 2008, all of our private equity funds completed their investment period, causing a step-down in fees. Management fees for our Mexican private equity fund, EMCP II, were calculated on committed capital. For the six months ended June 30, 2009, management fee calculations for U.S. funds were based on $435.0 million of invested capital. For the six months ended June 30, 2008, the management fee for U.S. funds was based on $501.2 million of invested capital and $62.0 million of committed capital. We expect management fees to decline over the remaining life of the funds as the funds continue to exit their portfolio company holdings.

In addition, the General Partner of private equity funds earns carried interest of 20% based on the Fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the General Partner of ECP II and 100% of Carried Interest in EMCP II. For the six months ended June 30, 2009, our share of ECP II generated Realized and Unrealized Gains (Losses) Including Carried Interest was ($4.8) million.

Three Months Ended June 30, 2009 versus June 30, 2008

Net Investment Management Revenues were $1.7 million for the three months ended June 30, 2009, an increase of 4%, as compared to $1.7 million for the three months ended June 30, 2008. Management Fees earned from the management of client portfolios and other investment advisory services increased 133% from prior year as a result of the acquisition of SFS, as well as continued growth in assets under management. Realized and Unrealized Gains (Losses) decreased from the prior year primarily resulting from a $3.8 million loss related to ECP II. Other contributing factors for the negative revenues include our loss related to Pan.

Other Revenue, net, was ($0.4) million for the three months ended June 30, 2009, a decrease of $0.3 million versus the three months ended June 30, 2008, reflecting interest expense related to the Senior Notes in 2009.

Investment Management Operating Expenses were $17.1 million for the three months ended June 30, 2009, an increase of $10.2 million, versus expenses of $6.9 million for the three months ended June 30, 2008. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $12.2 million for the three months ended June 30, 2009, a $7.8 million, or 176% increase compared to the three months ended June 30, 2008. The increase is primarily due to sign-on costs of $2.7 million incurred in conjunction with the appointment of the President and Chief Executive Officer and compensation costs resulting from new businesses of $3.9 million, as well as a charge for the accelerated vesting of RSUs in connection with U.S. private equity restructuring of $1.2 million. Non-compensation expenses as a component of Operating Expenses in 2009 increased by $2.4 million, or 96%, compared to the three months ended June 30, 2008. Operating expenses increased primarily as a result of the acquisition of SFS, the consolidation of EAM and the addition of EWM.

Total Other Expenses of $12.7 million for the three months ended June 30, 2009 relate to Special Charges of $12.2 million, Acquisition and Transition Costs of $0.4 million and amortization of intangibles of $0.1 million. Total Other Expenses of $1.3 million for the three months ended June 30, 2008 related to Special Charges in connection with employee severance and other costs related to the closing of the Los Angeles office.

Six Months Ended June 30, 2009 versus June 30, 2008

Net Investment Management Revenues were $1.8 million for the six months ended June 30, 2009, a decrease of 62%, as compared to $4.7 million for the six months ended June 30, 2008. Management Fees earned from the management of client portfolios and other investment advisory services increased 59% from prior year as a result of the acquisition of SFS, as well as continued growth in assets under management. Realized and Unrealized Gains (Losses) decreased 275% from prior year primarily resulting from a $3.8 million loss related to ECP II. Other contributing factors for the negative revenues include our losses related to HighView, Pan and EAM. EAM was consolidated effective April 1, 2009.

Other Revenue, net, was ($0.9) million for the six months ended June 30, 2009, a decrease of $1.2 million versus the six months ended June 30, 2008, reflecting interest expense related to the Senior Notes in 2009.

Investment Management Operating Expenses were $27.1 million for the six months ended June 30, 2009, an increase of $13.3 million, versus expenses of $13.8 million for the six months ended June 30, 2008. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $18.8 million for the six months ended June 30, 2009, a $9.7 million, or 107% increase compared to the six months ended June 30, 2008. The increase is primarily due to sign-on costs of $2.7 million incurred in conjunction with the appointment of the President and Chief Executive Officer and compensation costs resulting from new businesses of $5.4 million, as well as a charge for the accelerated vesting of RSUs in connection with U.S. private equity restructuring of $1.2 million. Non-compensation expenses as a component of Operating Expenses increased by $3.6 million, or 77%, compared to the six months ended June 30, 2008. Non-compensation expenses increased primarily as a result of the acquisition of SFS, the consolidation of EAM and the addition of EWM.

Total Other Expenses of $13.0 million for the six months ended June 30, 2009 relate to Special Charges of $12.2 million, Acquisition and Transition Costs of $0.7 million and amortization of intangibles of $0.1 million. Total Other Expenses of $2.4 million for the six months ended June 30, 2008 related to Special Charges in connection with the write-off of certain capitalized costs associated with ECP III and employee severance and other costs related to the closing of the Los Angeles office.

Cash Flows

Our operating cash flows are primarily influenced by the timing and receipt of advisory and investment management fees, and the payment of operating expenses, including bonuses to our Senior Managing Directors and employees and interest expense on our Senior Notes. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments, raise capital through the issuance of stock or debt, payment of dividends and other periodic distributions to our stakeholders. Advisory fees are generally collected within 90 days of billing. Management fees from our private equity investment management activities are generally billed in advance but collected at the end of a half year period from billing. We traditionally pay a substantial portion of incentive compensation to personnel in the Advisory business and to executive officers during the first three months of each calendar year with respect to the prior year’s results. We generally make dividend payments and other distributions on a quarterly basis. A summary of our operating, investing and financing cash flows is as follows:

	For the Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(13,913)	$3,100
Noncash charges	34,382	22,709
Other operating activities	(27,979)	(44,269)

Operating activities	(7,510)	(18,460)
Investing activities	(10,012)	(3,712)
Financing activities	7,275	(16,622)
Effect of exchange rate changes	1,201	421

Net Decrease in Cash and Cash Equivalents	(9,046)	(38,373)
Cash and Cash Equivalents:
Beginning of Period	175,902	193,475

End of Period	$166,856	$155,102

Six Months Ended June 30, 2009. Cash and Cash Equivalents were $166.9 million at June 30, 2009, a decrease of $9.0 million versus Cash and Cash Equivalents of $175.9 million at December 31, 2008. Operating activities during the six months ended June 30, 2009 resulted in a net outflow of $7.5 million, primarily related to the payment of 2008 bonus awards and an increase in other assets. Cash of $10.0 million was used in investing activities primarily for the acquisition of SFS. Financing activities during the period provided cash of $7.3 million, primarily due to the issuance and sale of LP Units and from cash received for the noncontrolling interest of ETC, offset by distributions to Evercore LP Members, the payment of dividends and Treasury Stock purchases.

Six Months Ended June 30, 2008. Cash and Cash Equivalents were $155.1 million at June 30, 2008, a decrease of $38.4 million versus Cash and Cash Equivalents of $193.5 million at December 31, 2007. Operating activities during the six months ended June 30, 2008 resulted in a net outflow of $18.5 million, principally driven by cash earnings offset by the payment of bonus obligations. Cash of $3.7 million was used in investing activities primarily to meet our commitment to contribute capital to the Private Equity Funds. Financing activities during the period used cash of $16.6 million, primarily due to $9.8 million of distributions to Evercore LP Limited partners, $4.6 million in Treasury Stock Purchased and dividends paid of $3.0 million.

Liquidity and Capital Resources

General

Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable in relation to advisory and investment management revenues. Our current liabilities include accrued expenses and employee compensation. We traditionally have made payments for employee bonuses and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with our corporate estimated payment calendar; these payments are made prior the end of each calendar quarter. In addition, dividends on Class A common shares are paid when and if declared by the Board of Directors, which is generally quarterly.

We regularly monitor our liquidity position, including cash, other significant working capital current assets and liabilities, long-term liabilities, lease commitments, principal investment commitments related to our Investment Management business, dividends on Class A Common shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our advisory business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors which are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. The domestic and global markets and economic conditions have been disruptive and volatile throughout 2008 and into 2009. In particular, the cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. In addition, global equity prices have declined significantly. As a result of concern about the stability of markets and the strength of counterparties, many lenders and institutional investors have materially reduced funding to many borrowers. Revenue generated by our Advisory business is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally has decreased, thereby reducing the demand for our advisory services among financial services companies seeking such engagements. Our operating results are adversely affected by any such reduction in the number or value of mergers and acquisitions transactions. This reduction has been partially offset by an increase in restructuring advisory activity. In addition, as a result of the market and general economic downturn, the private equity funds that our Investment Management business manages have been impacted by reduced valuations and opportunities to exit and realize value from their investments and our Institutional Asset Management business has generated lower revenue because investment advisory fees we receive typically are in part based on the market value of underlying publicly traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or LP Units. Under this equity repurchase program, equity may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of equity repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During the first six months of 2009, we repurchased 55,550 shares for $0.6 million pursuant to the equity repurchase program and 178,561 shares for $2.4 million related to share deliveries.

On August 21, 2008, we entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from us $120.0 million principal amount of Senior Notes and the Warrants to purchase 5,454,545 shares of Evercore Class A common stock at $22.00 per share expiring in 2020. The holder of the Senior Notes may require us to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the Accreted Amount of such Senior Notes, plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at our option at any time within 90 days following the date on which Mizuho notifies us that it is terminating the Strategic Alliance Agreement. Senior Notes held by any holder other than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at our option at any time beginning on the third anniversary of closing. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

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

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of June 30, 2009, we are in compliance with all of these covenants.

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

During the second quarter, we invested an additional $2.0 million in EAM, increasing our ownership to 51%. We also announced the formation of ETC in conjunction with the consummation of our acquisition of SFS for $8.2 million resulting in a controlling interest of 86% in the entity.

Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 17 to our unaudited condensed consolidated financial statements.

In July 2009, we amended the terms of certain equity awards as follow:

•

Dividend equivalents, in the form of unvested RSU awards, will be paid prospectively for all unvested RSU grants awarded in conjunction with annual bonuses. The dividend equivalents will have the same vesting and delivery terms as the underlying RSU award.

•	Retirement eligibility terms have been established for all future equity awards granted in conjunction with annual awards. The revised retirement eligibility guidelines require:

•	At least five years of continuous service;

•	At least 55 years of age;

•	Combined years of service and age equal to 70; and

•	At least one year of advance notice of retirement and full compliance with post retirement employment restrictive covenants for one year post retirement

•

In conjunction with the Second Amended and Restated Limited Partnership Agreement, the event-based vesting terms for unvested partnership units that were triggered if two of the three Evercore founders did not continue to be employed by or serve as a director of Evercore Partners Inc. or its affiliates or if the founders and certain associated entities ceased to beneficially own a specified percentage of their Evercore equity were deleted and replaced with more traditional time-based vesting provisions. The unvested partnership units will now vest ratably on December 31, 2011, 2012 and 2013 so long as the equity holder remains employed with Evercore Partners Inc., the Partnership or their affiliates on such dates.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 3.0 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s assets under management as well as clients’ investment allocations requiring positioning in repurchase transactions. In August 2009, PCB will start offering equity products (stocks listed in the Mexican Stock Exchange) for institutional and high net-worth investors.

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

As of June 30, 2009 and December 31, 2008, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	June 30, 2009		December 31, 2008
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$103,035		$191,507
Securities Purchased Under Agreements to Resell	169,222	$169,259	92,770	$92,580

Total Assets	272,257		284,277
Liabilities
Securities Sold Under Agreements to Repurchase	(272,447)	$(272,294)	(284,745)	$(284,086)

Net Liabilities	$(190)		$(468)

Risk Measures
Value at Risk	$32		$108

Sensitivity to a 100 basis point increase in the interest rate	$(177)		$(537)

Sensitivity to a 100 basis point decrease in the interest rate	$181		$549

Contractual Obligations

For a complete discussion of our contractual obligations, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

During the first quarter, we agreed to lease 5,632 square feet of office space at One Post Office Square, Boston, Massachusetts, for the expansion of EAM, expiring in August 2010 with annual base rental payments of approximately $200. We also agreed to lease 3,916 square feet of office space at 1099 New York Avenue, N.W., Washington D.C., expiring in February 2014 with annual base rental payments of approximately $200 and 12,833 square feet of office space at 601 S. Figueroa Street, Los Angeles, California, expiring in April 2014 with annual base rental payments of approximately $350 in connection with the acquisition of SFS.

As of June 30, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, unrecognized tax benefits have been excluded from the above commitments and contractual obligations.

We had total commitments (not reflected on our Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $16.4 million and $11.3 million as of June 30, 2009 and December 31, 2008, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

During the first quarter of 2009 we committed an additional $1.3 million to CSIP that is callable on demand by CSIP’s Board of Directors.

During the second quarter of 2009, we invested an additional $2.0 million in EAM, increasing our ownership interest to 51%. In addition, we have a remaining commitment of $4.3 million which would be paid upon request by EAM’s Board of Managers to fund operational needs. If the full amount were called, our ownership percentage would increase to 63.4%.

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

See Note 4 for our commitment related to earn-out consideration for ETC.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.

Market Risk and Credit Risk

We, in general, are not a capital-intensive organization and as such, is not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.

Market and Investment Risk

Private Equity Funds

Through our principal investments in our private equity funds and our ability to earn carried interest from these funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest. Our professionals devote considerable time and resources to work closely with the portfolio company’s management to assist in designing a business strategy, allocating capital and other resources and evaluating expansion or acquisition opportunities. On a quarterly basis, we perform a comprehensive analysis and valuation of all of the portfolio companies. Our analysis includes reviewing the current market conditions and valuations of each portfolio company.

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.8 million for the three months ended June 30, 2009.

Institutional Asset Management

We maintained an equity interest in EAM of 51% at June 30, 2009 and also invests in funds managed by EAM. The funds managed by EAM principally hold readily-marketable investment securities. EAM is an institutional investment management firm that manages deep value investments in small- and mid-capitalization companies. As of June 30, 2009, the fair value of our investments with EAM products, based on closing prices, was $5.5 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.5 million for the three months ended June 30, 2009.

PCB

See “-Liquidity and Capital Resources” above for a discussion of collateralized financing transactions at PCB.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2009, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Equity was $4.0 million. It is currently not our intention to hedge our foreign currency exposure and we will reevaluate this policy from time to time.

Credit Risks

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of June 30, 2009 and December 31, 2008, total receivables amounted to $18.7 million and $22.8 million, respectively, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the six months ended June 30, 2009 and 2008.

With respect to our Marketable Securities portfolio, which is comprised of highly rated corporate bonds and equity securities, we manage our credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of June 30, 2009, we had Marketable Securities of $104.2 million, of which 95% were corporate bonds primarily with Moody’s ratings ranging from Aaa to A3 and 5% were equity securities.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Standards

FSP FAS 141(R)-1- In April 2009, the FASB issued FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends and clarifies SFAS 141(R), to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP did not have a material effect on our financial condition, results of operations or cash flows.

FSP FAS 107-1 and APB 28-1 – In March 2009, the FASB issued FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. This FSP also would amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on our financial condition, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2 – In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on our financial condition, results of operations or cash flows.

FSP FAS 157-4 – In April 2009, the FASB issued FSP FAS 157-4. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP did not have a material effect on our financial condition, results of operations or cash flows.

SFAS 165 – In May 2009, the FASB issued SFAS 165. SFAS 165 establishes principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP did not have a material effect on our financial condition, results of operations or cash flows. See Note 15 for subsequent events.

SFAS 166 – In June 2009, the FASB issued SFAS 166. SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. We are currently assessing the impact of the adoption of SFAS 166 on our financial condition, results of operations and cash flows.

SFAS 167 – In June 2009, the FASB issued SFAS 167. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact of the adoption of SFAS 167 on our financial condition, results of operations and cash flows.

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

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2009, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

If we fail to comply with any of the OCC Agreements, we could become subject to civil money penalties, regulatory enforcement actions, payment of damages and, if the OCC deems it likely that we are unable to fulfill our obligations or breach the OCC Agreements, a forced disposition of ETC. Any of these events or the disclosure that these events are probable or under consideration may cause reputational harm and erosion of client trust which would adversely affect our business and operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

2009	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (1)
April 1 to April 30	—	$—	—	$24,372,056
May 1 to May 31	54,302	16.73	—	24,372,056
June 1 to June 30	10,276	19.82	—	24,372,056

Total	64,578	$17.22	—	$24,372,056

(1)	On May 7, 2008, Evercore’s Board authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 3, 2009, at the Company’s annual meeting of stockholders, seven nominees were elected for a one-year term. The votes were as follows:

	For	Withheld
Roger C. Altman	10,839,595	271,957
Pedro Aspe	10,746,688	364,864
Francois de Saint Phalle	10,456,642	674,910
Gail B. Harris	10,952,223	159,329
Curt Hessler	10,147,768	963,784
Anthony N. Pritzker	10,147,491	964,061
Ralph L. Schlosstein*	3,328,758	0

*       Mr. Schlosstein joined the Company after we had distributed our notice and related proxy statement. As a result, Mr. Schlosstein was nominated by our Board at our annual meeting of stockholders on June 3, 2009 and elected by all the stockholders who were present at the meeting.

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

Date: July 29, 2009

Evercore Partners Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer

By:	/s/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)