Form 10-Q
period 2009-09-30
Evercore Partners Inc.
filed 2009-11-05
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 3, 2009 was 16,283,187. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 3, 2009 was 52 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant).

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

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and Cash Equivalents	$183,623	$175,902
Marketable Securities	104,347	103,480
Financial Instruments Owned and Pledged as Collateral at Fair Value	85,792	191,507
Securities Purchased Under Agreements to Resell	176,519	92,770
Accounts Receivable (net of allowances of $1,116 and $787 at September 30, 2009 and December 31, 2008, respectively)	42,470	22,758
Receivable from Employees and Related Parties	5,792	3,278
Deferred Tax Assets - Current	2,879	2,130
Other Current Assets	6,633	13,653

Total Current Assets	608,055	605,478
Investments	17,085	24,839
Deferred Tax Assets - Non-Current	100,942	61,066
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $8,078 and $5,944 at September 30, 2009 and December 31, 2008, respectively)	7,703	8,145
Goodwill	48,726	32,750
Intangible Assets (net of accumulated amortization of $20,833 and $18,994 at September 30, 2009 and December 31, 2008, respectively)	8,104	5,413
Assets Segregated for Bank Regulatory Requirements	10,000	—
Other Assets	7,052	1,249

TOTAL ASSETS	$807,667	$738,940

LIABILITIES AND EQUITY
Current Liabilities
Accrued Compensation and Benefits	$64,033	$61,551
Accounts Payable and Accrued Expenses	11,778	8,104
Securities Sold Under Agreements to Repurchase	262,495	284,745
Payable to Employees and Related Parties	1,903	1,953
Taxes Payable	3,661	92
Other Current Liabilities	4,682	8,930

Total Current Liabilities	348,552	365,375
Notes Payable	96,268	95,263
Amounts Due Pursuant to Tax Receivable Agreements	69,619	38,344
Other Long-term Liabilities	10,603	8,373

TOTAL LIABILITIES	525,042	507,355

Commitments and Contingencies (Note 16)

Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 17,082,759 and 12,552,028 issued at September 30, 2009 and December 31, 2008, respectively, and 16,283,187 and 12,053,282 outstanding at September 30, 2009 and December 31, 2008, respectively)	171	126
Class B, par value $0.01 per share (1,000,000 shares authorized, 52 and 51 issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	—	—
Additional Paid-In-Capital	323,150	275,234
Accumulated Other Comprehensive Income (Loss)	(3,476)	(5,139)
Retained Earnings (Deficit)	(55,451)	(46,564)
Treasury Stock at Cost (799,572 and 498,746 shares at September 30, 2009 and December 31, 2008, respectively)	(12,449)	(8,050)

Total Evercore Partners Inc. Stockholders’ Equity	251,945	215,607
Noncontrolling Interest	30,680	15,978

TOTAL EQUITY	282,625	231,585

TOTAL LIABILITIES AND EQUITY	$807,667	$738,940

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Advisory Revenue	$73,306	$51,447	$192,431	$149,870
Investment Management Revenue	9,785	4,301	12,514	8,665
Other Revenue, Including Interest	4,603	9,970	18,218	24,893

TOTAL REVENUES	87,694	65,718	223,163	183,428
Interest Expense	4,498	8,905	19,198	22,009

NET REVENUES	83,196	56,813	203,965	161,419

EXPENSES
Employee Compensation and Benefits	55,104	40,311	142,817	112,078
Occupancy and Equipment Rental	3,434	3,167	10,072	9,539
Professional Fees	5,673	4,474	14,611	11,746
Travel and Related Expenses	2,445	2,177	6,500	7,299
Communications and Information Services	1,026	936	2,715	2,309
Depreciation and Amortization	1,155	1,028	3,353	3,164
Special Charges	—	1,695	16,138	4,132
Acquisition and Transition Costs	—	—	712	—
Other Operating Expenses	2,073	1,155	6,243	4,015

TOTAL EXPENSES	70,910	54,943	203,161	154,282

INCOME BEFORE INCOME TAXES	12,286	1,870	804	7,137
Provision for Income Taxes	4,602	1,475	7,033	3,642

NET INCOME (LOSS)	7,684	395	(6,229)	3,495
Net Income (Loss) Attributable to Noncontrolling Interest	5,051	863	(3,010)	2,872

NET INCOME (LOSS) ATTRIBUTABLE TO EVERCORE PARTNERS INC.	$2,633	$(468)	$(3,219)	$623

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders	$2,633	$(468)	$(3,219)	$623

Weighted Average Shares of Class A Common Stock Outstanding
Basic	16,340	13,085	14,665	12,914
Diluted	18,353	13,085	14,665	13,163

Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.16	$(0.04)	$(0.22)	$0.05
Diluted	$0.14	$(0.04)	$(0.22)	$0.05

Dividends Declared per Share of Class A Common Stock	$0.12	$0.12	$0.36	$0.36

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2009
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
Balance at December 31, 2008	12,552,028	$126	$275,234	$(5,139)	$(46,564)	(498,746)	$(8,050)	$15,978	$231,585
Net Loss	—	—	—	—	(3,219)	—	—	(3,010)	(6,229)
Other Comprehensive Income (Loss), net:
Unrealized Gain on Marketable Securities, net	—	—	—	1,335	—	—	—	2,331	3,666
Foreign Currency Translation Adjustment	—	—	—	328	—	—	—	1,409	1,737

Total Comprehensive Income (Loss)	—	—	—	1,663	(3,219)	—	—	730	(826)
Treasury Stock Purchases	—	—	—	—	—	(300,826)	(4,399)	—	(4,399)
Proceeds from Equity Offering, Net of Direct Expenses	3,721,788	37	70,084	—	—	—	—	—	70,121
Evercore LP Units Purchased or Converted into Class A Common Stock	140,306	1	(59,713)	—	—	—	—	(5,529)	(65,241)
Stock-based Compensation Awards	668,637	7	37,367	—	—	—	—	3,586	40,960
Dividends	—	—	178	—	(5,668)	—	—	—	(5,490)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	15,915	15,915

Balance at September 30, 2009	17,082,759	$171	$323,150	$(3,476)	$(55,451)	(799,572)	$(12,449)	$30,680	$282,625

	For the Nine Months Ended September 30, 2008
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
Balance at December 31, 2007	11,261,100	$113	$208,846	$237	$(35,612)	(31,903)	$(968)	$46,699	$219,315
Net Income	—	—	—	—	623	—	—	2,872	3,495
Other Comprehensive Income (Loss), net:
Foreign Currency Translation Adjustment	—	—	—	(417)	—	—	—	(504)	(921)

Total Comprehensive Income (Loss)	—	—	—	(417)	623	—	—	2,368	2,574
Treasury Stock Purchases	—	—	—	—	—	(375,246)	(6,280)	—	(6,280)
Evercore LP Units Converted into Class A Common Stock	89,864	1	512	—	—	—	—	(247)	266
Stock-based Compensation Awards	362,563	3	25,054	—	—	—	—	—	25,057
Share Grant Related to Acquisition	431,607	4	7,448	—	—	—	—	—	7,452
Warrants Issued	—	—	23,708	—	—	—	—	—	23,708
Dividends	—	—	—	—	(4,617)	—	—	—	(4,617)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	(13,851)	(13,851)

Balance at September 30, 2008	12,145,134	$121	$265,568	$(180)	$(39,606)	(407,149)	$(7,248)	$34,969	$253,624

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(6,229)	$3,495
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Realized and Unrealized Losses on Investments and Marketable Securities	6,528	1,353
Equity-Based and Other Deferred Compensation	40,964	21,054
Share Grant Related to Acquisition	—	7,452
Depreciation, Amortization and Accretion	4,358	3,271
Loss on Disposal of Equipment	—	711
Bad Debt Expense	329	51
Deferred Taxes	(5,140)	(1,172)
Decrease (Increase) in Operating Assets:
Marketable Securities	(108)	1,170
Financial Instruments Owned and Pledged as Collateral at Fair Value	108,065	(20,971)
Securities Purchased Under Agreements to Resell	(81,625)	(63,171)
Accounts Receivable	(17,088)	26,172
Receivable from Employees and Related Parties	(2,565)	1,311
Assets Segregated for Bank Regulatory Requirements	(10,000)	—
Other Assets	1,667	2,208
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	1,926	(54,614)
Accounts Payable and Accrued Expenses	2,477	(1,861)
Securities Sold Under Agreements to Repurchase	(26,728)	84,445
Payables to Employees and Related Parties	(50)	(3,274)
Taxes Payable	3,615	(670)
Other Liabilities	(4,713)	2,500

Net Cash Provided by Operating Activities	15,683	9,460

CASH FLOWS FROM INVESTING ACTIVITIES
Investments Purchased	(1,598)	(12,629)
Distributions of Private Equity Investments	—	2,282
Marketable Securities:
Proceeds from Maturities	29,670	—
Proceeds from Sales	2,456	—
Purchases	(27,367)	—
Cash Paid for Acquisitions, net of cash acquired	(9,382)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(1,212)	(632)

Net Cash (Used in) Investing Activities	(7,433)	(10,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(17)	(75)
Contribution of Noncontrolling Interests	17,395	—
Distributions to Noncontrolling Interests - Evercore LP Limited Partners	(7,420)	(14,789)
Proceeds from Equity Offering	70,761	—
Purchase of Evercore LP Units	(70,761)	—
Issuance of Notes Payable and Warrants	—	120,000
Dividends—Class A Stockholders	(5,490)	(4,617)
Treasury Stock Purchased	(4,399)	(6,280)
Other	(77)	871

Net Cash (Used in) Provided by Financing Activities	(8)	95,110

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(521)	(2,711)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,721	90,880
CASH AND CASH EQUIVALENTS-Beginning of Period	175,902	193,475

CASH AND CASH EQUIVALENTS-End of Period	$183,623	$284,355

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$19,910	$21,309

Payments for Income Taxes	$1,817	$5,929

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization

Evercore Partners Inc. and subsidiaries is an investment banking firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP. The Company is the sole general partner of Evercore LP.

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

•

Evercore Wealth Management, L.L.C. (“EWM”), a Delaware limited liability company, provides wealth management services to high net worth individuals. 67% of EWM is owned by EGH; the remaining interest is owned by the management of EWM; and

•

Evercore Asset Management (“EAM”), a Delaware limited liability company, is an institutional investment management firm that makes high-conviction value investments in small- and mid-capitalization publicly traded companies. 51% of EAM is owned by EGH; the remaining is owned by the management of EAM.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated/combined financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as variable interest entities where the Company is deemed to be the primary beneficiary. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

The Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2009 includes the assets and liabilities for ETC and EAM. The Unaudited Condensed Consolidated Statements of Operations include the consolidated results of ETC as of May 1, 2009 and EAM as of April 1, 2009. Revenues for these businesses are primarily fee-based and are recognized as earned. See Note 4 for further disclosure.

Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition represent cash and cash equivalents that have been segregated for bank regulatory purposes.

Presentation of Noncontrolling Interest – In January 2009, the Company adopted Accounting Standards Codification (“ASC”) 810-10, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“ASC 810-10”). ASC 810-10 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption of ASC 810-10 resulted in the presentation of Noncontrolling Interest as a component of Total Equity on the Unaudited Condensed Consolidated Statements of Financial Condition and below Net Income on the Unaudited Condensed Consolidated Statements of Operations. Prior periods have been reclassified to conform to the current presentation. In addition, the adoption of ASC 810-10 resulted in an allocation of the components of Total Comprehensive Income between controlling interests and noncontrolling interests for the three and nine months ended September 30, 2009 and 2008, respectively.

The Company has evaluated all subsequent events through the filing of this Form 10-Q.

Note 3 – Recent Accounting Pronouncements

ASC 105 – In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which is included in the Codification in ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). This guidance modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. Where possible, FASB references have been replaced with ASC references.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

ASC 805 – In April 2009, the FASB amended ASC 805, “Business Combinations” (“ASC 805”). This amendment clarifies ASC 805, to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The amendment is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this amendment did not have a material effect on the Company’s financial condition, results of operations or cash flows.

ASC 825-10 – In March 2009, the FASB issued ASC 825-10, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 amends ASC 825, “Disclosures about Fair Value of Financial Instruments,” (“ASC 825”) to require disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. This amended ASC 270-10, Interim Financial Reporting, (“ASC 270-10”) to require those disclosures in all interim financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009. The adoption of this ASC did not have a material effect on the Company’s financial condition, results of operations or cash flows.

ASC 320-10 – In April 2009, the FASB issued ASC 320-10, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10”). This ASC amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The ASC is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this ASC did not have a material effect on the Company’s financial condition, results of operations or cash flows.

ASC 820-10 – In April 2009, the FASB issued ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. This amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. This amendment is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this amendment did not have a material effect on the Company’s financial condition, results of operations or cash flows.

ASC 855 – In May 2009, the FASB issued ASC 855 “Subsequent Events,” (“ASC 855”). ASC 855 establishes principles and requirements for subsequent events. In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.

SFAS 166 – In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (“SFAS 166”), which has not yet been codified in the ASC. SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of SFAS 166 on the Company’s financial condition, results of operations and cash flows.

SFAS 167 – In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which has not yet been codified in the ASC. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167 on the Company’s financial condition, results of operations and cash flows.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

ASU 2009-13 – In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of the adoption of ASU 2009-13 on the Company’s financial condition, results of operations and cash flows.

ASU 2009-05 – In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2009-05”). ASU 2009-05 provides amendments to ASC 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The Company is currently assessing the impact of the adoption of the amendments to ASU 2009-05 on the Company’s financial condition, results of operations and cash flows.

Note 4 – Business Changes and Developments

Acquisition of SFS – On May 1, 2009, the Company announced the formation of ETC in conjunction with the consummation of its acquisition of a controlling interest of 86% in Bank of America’s Special Fiduciary Services Division (“SFS”) for $8,196. The remaining 14% is owned by the management and directors of ETC. SFS’s business is conducted through ETC, which focuses on providing specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations, consistent with the services provided by the historical SFS business. In addition, ETC provides personal trustee, executor and custody services for EWM. SFS was acquired to expand the Company’s Wealth Management and Institutional businesses.

The purchase price of the acquisition has been allocated to the assets acquired and liabilities assumed using the fair values as determined by management as of the acquisition date. The computation of goodwill was based on its fair value at May 1, 2009, as presented below.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The Company has a commitment to pay earn-out consideration equal to $1,000 for each twelve month period ending June 30, 2010, 2011 and 2012, contingent upon the annualized gross revenues of ETC exceeding $16,750, $17,100 and $18,200, respectively. At the end of the earn-out period, in the event that less than $3,000 is paid or payable and total annualized gross revenues for the twelve month periods ending June 30, 2010, 2011 and 2012 exceed $49,500, the Company will be required to pay an amount equal to $3,000, less amounts already payable and paid pursuant to the earn-out. The holders of the noncontrolling interest of ETC will make a payment to the Company for their pro-rata portion of any future earn-out.

In connection with the SFS acquisition, the Company recorded an intangible asset of $2,300 relating to client relationships. Management views customer relationships as the primary intangible asset of SFS, as the customer relationships are stable and recurring. The intangible asset was valued at the date of acquisition at its fair value, as determined by management and is being amortized over an estimated useful life of 7 years. The Company recognized $82 and $137 of amortization expense related to this intangible asset for the three and nine months ended September 30, 2009, respectively.

Goodwill and intangible assets recognized as a result of the acquisition of SFS are included in the Investment Management Segment.

The seller did not maintain U.S. GAAP basis financial statements for SFS. The Company is unable to independently substantiate the significant assumptions that must be made in order to compile U.S. GAAP basis financial statements for prior periods from what was provided by the seller. As a result, the Company believes it is impracticable to disclose pro forma financial information. The Company’s consolidated results include revenue from ETC of $4,364 and $6,417 for the three and nine months ended September 30, 2009, respectively, and operating income from ETC of $1,142 and $1,321 for the three and nine months ended September 30, 2009, respectively.

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third party depository institution. The $10,000 is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of September 30, 2009.

Acquisition of Controlling Interest in EAM – On April 1, 2009, the Company invested an additional $2,000 in EAM, increasing its ownership to 51%. As a result, the Company consolidated its investment in EAM effective April 1, 2009. As part of this agreement, EAM has released the Company from all non-compete arrangements. The transaction resulted in goodwill and intangible assets of $6,266 and $1,300, respectively, recognized in the Investment Management Segment. The intangible asset is being amortized over 10 years.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Goodwill and Intangible Assets

Goodwill associated with the Company’s acquisitions is as follows:

		Investment Management
	Advisory	ETC	EAM	Total
Balance at December 31, 2008	$32,750	$—	$—	$32,750
Acquisitions	—	8,509	6,266	14,775
Foreign Currency Translation	1,201	—	—	1,201

Balance at September 30, 2009	$33,951	$8,509	$6,266	$48,726

In conjunction with the Company’s acquisitions, the intangible assets amounts assigned by asset class are presented below.

	As of September 30, 2009
	Remaining Useful Life in Years			Gross Carrying Amount				Accumulated Amortization
	Advisory	Investment Management		Advisory	Investment Management		Total	Advisory	Investment Management		Total
		ETC	EAM		ETC	EAM			ETC	EAM
Client Backlog	—	—	—	$15,550	$—	$—	$15,550	$15,550	$—	$—	$15,550
Client Relationships	3.3	6.6	9.5	9,410	2,300	1,300	13,010	4,406	137	66	4,609
Broker Dealer License	2.1	—	—	240	—	—	240	151	—	—	151
Financial Services Authority License	2.3	—	—	84	—	—	84	47	—	—	47
Non-compete/Non-solicit Agreements	2.1	—	—	450	—	—	450	282	—	—	282
Other	1.8	—	—	840	—	—	840	546	—	—	546
Foreign Currency Translation	NA	NA	NA	(1,237)	—	—	(1,237)	(352)	—	—	(352)

Total				$25,337	$2,300	$1,300	$28,937	$20,630	$137	$66	$20,833

	As of December 31, 2008
	Remaining Useful Life in Years			Gross Carrying Amount				Accumulated Amortization
	Advisory	Investment Management		Advisory	Investment Management		Total	Advisory	Investment Management		Total
		ETC	EAM		ETC	EAM			ETC	EAM
Client Backlog	—	—	—	$15,550	$—	$—	$15,550	$15,550	$—	$—	$15,550
Client Relationships	4.0	—	—	9,410	—	—	9,410	3,240	—	—	3,240
Broker Dealer License	2.8	—	—	240	—	—	240	115	—	—	115
Financial Services Authority License	3.0	—	—	84	—	—	84	34	—	—	34
Non-compete/Non-solicit Agreements	2.8	—	—	450	—	—	450	215	—	—	215
Other	2.5	—	—	840	—	—	840	420	—	—	420
Foreign Currency Translation	NA	NA	NA	(2,167)	—	—	(2,167)	(580)	—	—	(580)

Total				$24,407	$—	$—	$24,407	$18,994	$—	$—	$18,994

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Based on the intangible assets above as of September 30, 2009, annual amortization of intangibles for each of the next five years is as follows:

2009 (last three months)	$485
2010	$1,940
2011	$1,802
2012	$1,567
2013	$459
2014 (first nine months)	$344

Note 5 – Special Charges and Acquisition and Transition Costs

In conjunction with the U.S. Private Equity restructuring and other cost management initiatives, the Company recorded noncash Special Charges of $16,138 during the first nine months of 2009 related to the cancellation of 417 unvested employee restricted stock units (“RSUs”) and 250 unvested Evercore LP partnership units (“LP Units”).

In the first half of 2008, ECP capital raising was deferred. As a result, the Company consolidated its private equity operations in New York, resulting in Special Charges of $1,695 and $4,132 for the three and nine months ended September 30, 2008, respectively. These charges were in connection with the write-off of certain capitalized costs associated with ECP capital raising, employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office.

The Company has recognized $712 for the nine months ended September 30, 2009, as Acquisition and Transition Costs incurred in connection with the consummation of the Company’s acquisition of SFS and formation of ETC. This expense reflects the change in accounting for deal-related costs required by ASC 805, “Business Combinations”, which was effective January 1, 2009.

Note 6 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s Private Equity Funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of Private Equity Fund investments. Total Investment Management revenues from related parties amounted to $2,354 and $2,015 for the three and nine months ended September 30, 2009, respectively, and $3,564 and $9,242 for the three and nine months ended September 30, 2008, respectively.

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$94,246	$3,505	$11	$97,740	$98,979	$1,213	$169	$100,023
Seed Capital Investments	4,433	2,212	38	6,607	3,457	—	—	3,457

Total	$98,679	$5,717	$49	$104,347	$102,436	$1,213	$169	$103,480

Scheduled maturities of corporate bonds as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$25,441	$25,678	$17,013	$16,921
Due after one year through five years	68,805	72,062	81,255	82,355
Due after five years through 10 years	—	—	711	747

Total	$94,246	$97,740	$98,979	$100,023

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value to an amount approximating its amortized cost, which may be maturity, it does not consider such unrealized loss positions to be other-than-temporarily impaired at September 30, 2009.

Corporate Bonds

The Company invests in corporate bonds, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company had $478 and $641 of realized gains for the three and nine months ended September 30, 2009, respectively.

Seed Capital Investments

During the first quarter of 2009, the Company assessed its treasury and investment activities including the Seed Capital Investments managed by EAM and, as a result, the Company transferred these securities from trading to available-for-sale. Accordingly, these securities are stated at quoted market value with unrealized gains and losses, which have occurred since the date of transfer, included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. Prior to the transfer, the Company incurred $758 of realized and unrealized losses during 2009. Subsequent to the transfer the Company incurred $597 and $784 of realized gains for the three and nine months ended September 30, 2009. Seed Capital Investments include equity securities and their equivalents, which include debt securities with a fair value of $201 and $47 at September 30, 2009 and December 31, 2008, respectively, all with maturities of greater than 10 years.

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through PCB, enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at fair value on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 2.8 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As of September 30, 2009 and December 31, 2008, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions are as follows:

	September 30, 2009		December 31, 2008
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$85,792		$191,507
Securities Purchased Under Agreements to Resell	176,519	$176,351	92,770	$92,580

Total Assets	$262,311		$284,277

Liabilities
Securities Sold Under Agreements to Repurchase	$(262,495)	$(262,143)	$(284,745)	$(284,086)

Note 9 – Investments

The Company’s investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in Private Equity Funds, the Company’s equity interest in EAM, Pan and HighView Investment Group (“HighView”) and Cost Basis Investments (as discussed below).

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

A summary of the Company’s investment in the Private Equity Funds as of September 30, 2009 and December, 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
ECP II	$6,956	$12,529
Discovery Fund	2,103	1,803
EMCP II	1,886	1,507

Total Private Equity Funds	$10,945	$15,839

Net realized and unrealized gains (losses) on Private Equity Fund investments, including incentive fees, were ($616) and ($5,107) for the three and nine months ended September 30, 2009, respectively, and $779 and $2,457 for the three and nine months ended September 30, 2008, respectively. The Company may be obligated to reduce revenues or repay certain carried interest previously recorded in the event that the investments perform poorly on both a realized and unrealized basis. As of September 30, 2009, the Company did not have any previously recognized carried interest that may be subject to repayment.

Other Equity Investments

A summary of the Company’s other equity investments as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
EAM	$—	$2,816
Pan	4,890	4,989
HighView	—	1,195

Total Equity Investments	$4,890	$9,000

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EAM

During the second quarter of 2009, the Company invested an additional $2,000 in EAM, increasing its ownership to 51%. See Note 4. As a result, the Company consolidated its investment in EAM effective April 1, 2009. The investment resulted in losses of $40 and $315 for the three and nine months ended September 30, 2008, respectively.

Pan

In the third quarter of 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at September 30, 2009. This investment resulted in losses of $189 and $578 for the three and nine months ended September 30, 2009, respectively, and $163 for the three and nine months ended September 30, 2008.

HighView

At the end of the first quarter of 2009, HighView’s management decided against proceeding with its business. As a result of this event, the Company recognized a loss of $920 in this investment for the nine months ended September 30, 2009, representing the Company’s share of deferred costs expensed by HighView for these periods.

Cost Basis Investments

During the first quarter of 2009, the Company invested $1,250 in CITIC Securities International Partners, LTD (“CSIP”) in exchange for a 5% noncontrolling interest in the entity. CSIP and the Company focus on providing leading independent investment banking merger and acquisition (“M&A”) advisory and investment management service, effecting transactions between China and other international markets. This investment is accounted for on the cost basis.

Note 10 – Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements and Disclosures,”(“ASC 820”) as of January 1, 2008, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. The adoption did not have a material impact on the results of the Company. ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where Evercore holds a large position and a sale could reasonably impact the quoted price. Level I investments include Financial Instruments Owned and Pledged as Collateral at Fair Value and the Company’s Seed Capital Investments of $85,792 and $6,607, respectively, as of September 30, 2009.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Level II investments include the Company’s investments in corporate bonds of $97,740 as of September 30, 2009. The estimated fair values of the corporate bonds are based on quoted market prices provided by external pricing services.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The Company did not have any Level III investments as of September 30, 2009.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 11 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company Senior Notes having a principal amount of $120,000 due 2020 with a 5.20% coupon (the “Senior Notes”) and warrants to purchase 5,455 shares of Evercore Class A common stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statement of Financial Condition. The Senior Notes have an effective yield of 7.94%. At September 30, 2009, the fair value of the Company’s Senior Notes exceeded their aggregate carrying value by approximately $15,000. The fair value of the Company’s Senior Notes was estimated based on a present value analysis utilizing aggregate market yields for similar financial instruments.

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

Note 12 – Evercore Partners Inc. Stockholders’ Equity

During the first nine months of 2009, the Company purchased 245 Class A common shares from employees at market values ranging from $11.16 to $29.12 per share for the net settlement of stock-based compensation awards. The Company also purchased 56 shares pursuant to the Company’s share repurchase program at market values ranging from $10.32 to $12.38 per share. The result of these repurchases was an increase in Treasury Stock of $4,399 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2009.

During the first nine months of 2009, 140 LP Units were gifted by employees to various charities and converted into Class A common shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $1 and $241, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2009.

During the third quarter of 2009, the Company had an offering of 3,722 shares of Class A Common Stock, resulting in an increase to Common Stock and Additional Paid-In-Capital of $37 and $70,084, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2009. The Company used all of its proceeds from this offering to purchase from certain holders, including members of the Company’s senior management, a number of outstanding Evercore LP partnership units that was equal to the number of newly-issued shares of Class A common stock sold by the Company in the offering. This purchase resulted in a decrease to Additional Paid-In-Capital of $65,439 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2009. See Note 13 for this transaction’s impact on Noncontrolling Interest.

Additionally, this purchase resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the Tax Receivable Agreement that was entered into at the time of the Formation Transaction between the Company and the Members. The agreement provides for a payment to Members of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $36,564, $31,079 and $5,485, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

of September 30, 2009. For a complete discussion of the Company’s Tax Receivable Agreement, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. See Note 16 for estimated future payments related to the Tax Receivable Agreement.

During the three and nine months ended September 30, 2009, the Company declared and paid dividends of $0.12 and $0.36 per share, totaling $2,169 and $5,490, respectively. The Company’s Board of Directors declared on October 26, 2009, a quarterly cash dividend of $0.15 per share, to the holders of Class A Common Stock as of November 27, 2009, which will be paid on December 11, 2009.

Note 13 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 42% interest in Evercore LP, a 30% interest in PCB, a 33% interest in EWM, a 49% interest in EAM and a 14% interest in ETC, not owned by the Company. The Noncontrolling Interest for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A common shares. During the second quarter of 2009, the Noncontrolling Interest in ETC included a mandatory redemption provision after year five; accordingly, $2,704 had been reflected in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2009. During the third quarter of 2009, the mandatory redemption provisions of ETC’s noncontrolling interest were removed and, accordingly, the related interest is reflected in Noncontrolling Interest at September 30, 2009.

In conjunction with the appointment of the President and Chief Executive Officer of the Company on May 22, 2009, 1,391 LP Units were issued and sold for a purchase price of $15,000, representing the fair value at the date of purchase. The units are restricted from sale or transfer for five years.

Changes in Noncontrolling Interest for the nine months ended September 30, 2009 and 2008 were as follows:

	For the Nine Months Ended September 30,
	2009	2008
Beginning balance	$15,978	$46,699

Comprehensive income:
Operating income (loss)	(3,010)	2,872
Other comprehensive income (loss)	3,740	(504)

Total comprehensive income	730	2,368

Evercore LP Units Purchased or Converted into Class A Common Stock	(5,529)	(247)
Amortization of LP Units	3,586	—

Other items:
Distributions to partners	(7,420)	(14,789)
Issuance and Sale of LP Units	15,000	—
Fair value of noncontrolling interest in EAM	5,068	—
Fair value of noncontrolling interest in ETC	2,704	—
Other, including PCB and EWM	563	938

Total other items	15,915	(13,851)

Ending balance	$30,680	$34,969

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 14 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the three and nine months ended September 30, 2009 and 2008 are described and presented below.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009		2008		2009		2008
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$2,633		$(468)		$(3,219)		$623
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	16,340		13,085		14,665		12,914

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$0.16		$(0.04)		$(0.22)		$0.05

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$2,633		$(468)		$(3,219)		$623
Add (deduct)—dilutive effect of:
Noncontrolling Interest related to the assumed exchange of Evercore LP partnership units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)	(a	)	(a	)
Associated Interest Expense pursuant to conversion of Warrants Issued	—		(b	)	(b	)	(b	)

Diluted Net Income (Loss) available for Class A common shareholders	$2,633		$(468)		$(3,219)		$623

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	16,340		13,085		14,665		12,914
Add—dilutive effect of:
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs, as calculated using the Treasury Stock Method	1,771		(c	)	(c	)	249
Assumed conversion of Warrants issued	242		(b	)	(b	)	(b	)

Diluted weighted average shares of Class A common stock outstanding	18,353		13,085		14,665		13,163

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$0.14		$(0.04)		$(0.22)		$0.05

(a)	During the three and nine months ended September 30, 2009 and 2008, the LP Units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 14,579 and 14,848 for the three and nine months ended September 30, 2009, respectively, and 15,146 and 15,188 for the three and nine months ended September 30, 2008, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(b)	For the nine months ended September 30, 2009 and three and nine months ended September 30, 2008, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 5,455 for the nine months ended September 30, 2009 and three and nine months ended September 30, 2008, reduced for the impact of the Treasury Stock Method, if applicable. ASC 260, “Earnings per Share,” (“ASC 260”) requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method.
(c)	During the nine months ended September 30, 2009 and the three months ended September 30, 2008, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs as calculated using the Treasury Stock Method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 1,167 for the nine months ended September 30, 2009 and 262 for the three months ended September 30, 2008. Antidilution is the result of the Company having a loss for the nine months ended September 30, 2009 and the three months ended September 30, 2008.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

Note 15 – Stock-Based Compensation

During the third quarter of 2009, the Company amended the terms of certain equity awards as follows:

•

Dividend equivalents, in the form of unvested RSU awards, will be paid concurrently with the payment of dividends to the holders of Class A Common Stock, on all unvested RSU grants awarded in conjunction with annual bonuses. The dividend equivalents will have the same vesting and delivery terms as the underlying RSU award.

•	Retirement eligibility terms have been established for all future equity awards granted in conjunction with annual bonus awards. The revised retirement eligibility guidelines require:

•	At least five years of continuous service;

•	At least 55 years of age;

•	Combined years of service and age equal to 70; and

•	At least one year of advance notice of retirement and full compliance with post retirement employment restrictive covenants for one year post retirement

•

In conjunction with the Second Amended and Restated Limited Partnership Agreement of Evercore LP, the event-based vesting terms for unvested partnership units, and certain other awards, that were triggered if two of the three Evercore founders did not continue to be employed by or serve as a director of Evercore Partners Inc. or its affiliates or if the founders and certain associated entities ceased to beneficially own a specified percentage of their Evercore equity were deleted and replaced with more traditional time-based vesting provisions. The unvested partnership units will now vest ratably on December 31, 2011, 2012 and 2013 so long as the equity holder remains employed with Evercore Partners Inc., the Partnership or their affiliates on such dates. Compensation expense related to the amortization of these partnership units was $3,586 for the three and nine months ended September 30, 2009, based on the share price on the date of modification of $19.39 per share.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

No remaining Event-based Awards vested during the nine months ended September 30, 2009. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied. The Company had 18 and 58 forfeited Service-based and Event-based shares during the nine months ended September 30, 2009, respectively. Compensation expense related to Service-based Awards, excluding RSUs granted in conjunction with the appointment of the President and Chief Executive Officer, compensation expense related to the amortization of the partnership units and the below forfeitures was $7,130 and $19,342 for the three and nine months ended September 30, 2009, respectively, and $7,888 and $21,054 for the three and nine months ended September 30, 2008, respectively. As discussed above, in July 2009 the Company modified the vesting terms for event-based LP units to include service based terms. Accordingly, the Company will expense the fair value of the awards, prospectively, over the service period.

In conjunction with the Company’s decision to suspend capital raising for Evercore Capital Partners, and other ongoing strategic cost management initiatives, the Company recorded a pre-tax charge of $16,138 in the second quarter of 2009 related to the cancellation of 667 unvested RSUs and LP units. During the second quarter of 2009 the Company also incurred a $1,227 charge for the accelerated vesting of 131 RSUs in connection with U.S. private equity restructuring.

During the nine months ended September 30, 2009, pursuant to the Evercore Partners Inc. 2006 Incentive Plan, excluding RSUs granted in conjunction with the appointment of the President and Chief Executive Officer, the Company granted employees 2,304 RSUs that are Service-based Awards. These awards had grant date fair values of $11.73 to $25.35 per share.

During the second quarter of 2009, in accordance with and pursuant to the terms of the Company’s 2006 Stock Incentive Plan, 900 RSUs were granted in conjunction with the appointment of the President and Chief Executive Officer of the Company. The vesting of these RSUs is contingent on the achievement of certain market conditions subject to continuous employment of the President and Chief Executive Officer of the Company through the fifth anniversary of his appointment (or if prior to the fifth anniversary, employment is terminated by the Company without cause or by the President and Chief Executive Officer for good reason or due to his death or disability). The market conditions are segregated into five groups of 180 RSUs each with share price thresholds which are required to exceed a certain level for 20 consecutive trading days. The Company utilized an outside service provider to determine the fair value of each award and is expensing each award ratably over the implied service period represented by the five year service requirement. As the awards contain market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. During the third quarter, the first group of 180 RSUs satisfied it’s market condition. Compensation expense related to this award was $464 and $671 for the three and nine months ended September 30, 2009.

During the third quarter of 2009, the Company issued Performance-based equity awards having a value of $538. The delivery of such awards is conditioned on the satisfaction of certain vesting and performance requirements outlined in the award agreements. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Performance-based awards will be achieved or satisfied.

Note 16 – Commitments and Contingencies

For a complete discussion of the Company’s commitments and contingencies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $2,187 and $6,810 for the three and nine months ended September 30, 2009, respectively, and $2,269 and $7,056 for the three and nine months ended September 30, 2008, respectively.

During the first quarter of 2009, the Company agreed to lease 5,632 square feet of office space at One Post Office Square, Boston, Massachusetts, for the expansion of EAM, expiring in August 2010 with annual base rental payments of approximately $200. The Company also agreed to lease 3,916 square feet of office space at 1099 New York Avenue, N.W., Washington D.C., expiring in February 2014 with annual base rental payments of approximately $200 and 12,833 square feet of office space at 601 S. Figueroa Street, Los Angeles, California, expiring in April 2014 with annual base rental payments of approximately $350 in connection with

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

the acquisition of SFS. During the third quarter of 2009, the Company agreed to lease 4,723 square feet of office space at 909 Fannin Street, Houston, Texas, expiring February 2015 with annual base rental payments of approximately $10, as well as an additional 9,441 square feet of office space at Three Embarcadero Center, San Francisco, California, expiring September 2014 with an increase in annual base rental payments of approximately $40.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $124 and $348 for the three and nine months ended September 30, 2009, respectively, and $84 and $273 for the three and nine months ended September 30, 2008, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.

Other Commitments – As of September 30, 2009, the Company has unfunded commitments for capital contributions of $16,392 to the Private Equity Funds. These commitments will be funded as required through the end of each Private Equity Fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the Private Equity Funds.

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

Due to the significant dislocations experienced across the alternative investment markets, the Company has decided to suspend capital raising for Evercore Capital Partners and focus on the management and realization of the existing portfolio. HighView has also decided against proceeding with its business. None of the capital HighView raised was invested, and HighView released the Company from its capital commitment of $150,000.

As a result of the offering of common stock which occurred during the third quarter of 2009, the Amounts Due Pursuant to Tax Receivable Agreements increased to $69,619. As of September 30, 2009, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $68,224. The Company expects to pay to the counterparties to the Tax Receivable Agreement $1,792 within one year or less, $9,153 in one to three years, $10,882 in three to five years and $46,397 after five years.

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

The Company contests liability and/or the amount of damages as appropriate. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of any pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with ASC 450, Accounting for Contingencies (“ASC 450”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 17 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of September 30, 2009 and December 31, 2008 was $36,281 and $32,905, respectively, which exceeded the minimum net capital requirement by $35,200 and $32,662, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the OCC and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third party depository institution. The $10,000 is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of September 30, 2009.

Note 18 – Income Taxes

The Company’s Provision for Income Taxes was $4,602 and $7,033 for the three and nine months ended September 30, 2009, respectively, and $1,475 and $3,642 for the three and nine months ended September 30, 2008, respectively. The effective tax rate was 37.5% and 874.8% for the three and nine months ended September 30, 2009, respectively, and 78.9% and 51.0% for the three and nine months ended September 30, 2008, respectively. The effective tax rate for 2009 reflects the effects of a non-deductible charge associated with the cancellation of certain equity awards, as well as the discrete impact of the result of the realized tax deduction, for certain share-based compensation awards, being lower than the deferred tax benefit recognized at the time of expensing such awards due to a decrease in the Company’s share price.

As of September 30, 2009, there were $1,673 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within twelve months of the reporting date.

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest of $29 during the three months ended September 30, 2009 and $92 for the nine months ended September 30, 2009, and had recognized a liability for penalties of $510 and interest of $732 at September 30, 2009.

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

The Company’s segment information for the three and nine months ended September 30, 2009 and 2008 is prepared using the following methodology:

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization of intangibles as well as Special Charges and Acquisition and Transition Costs.

The Company evaluates segment results based on net revenue and operating income, both including and excluding the impact of the Other Expenses.

The following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, other expenses, operating income and identifiable assets.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Advisory
Net Revenues (1)	$73,490	$52,518	$192,463	$152,450
Operating Expenses	51,641	45,701	138,931	120,369
Other Expenses (2)	4,253	464	9,142	8,867

Segment Income	$17,596	$6,353	$44,390	$23,214

Identifiable Segment Assets	$382,166	$409,853	$382,166	$409,853

Investment Management
Net Revenues (1)	$9,706	$4,295	$11,502	$8,969
Operating Expenses	14,275	7,083	41,361	20,914
Other Expenses (2)	741	1,695	13,727	4,132

Segment Income (Loss)	$(5,310)	$(4,483)	$(43,586)	$(16,077)

Identifiable Segment Assets	$425,501	$427,852	$425,501	$427,852

Total
Net Revenues (1)	$83,196	$56,813	$203,965	$161,419
Operating Expenses	65,916	52,784	180,292	141,283
Other Expenses (2)	4,994	2,159	22,869	12,999

Segment Income	$12,286	$1,870	$804	$7,137

Identifiable Segment Assets	$807,667	$837,705	$807,667	$837,705

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(1) Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Advisory (1)	$184	$1,071	$32	$2,580
Investment Management (2)	(79)	(6)	(1,012)	304

Total Other Revenue, net	$105	$1,065	$(980)	$2,884

(1)     Advisory Other Revenue, net includes interest expense on the Senior Notes of $1,024 and $1,707 for the three and nine months ended September 30, 2009, respectively.

(2)     Investment Management Other Revenue, net includes interest expense on the Senior Notes of $872 and $3,978 for the three and nine months ended September 30, 2009, respectively, and $670 for the three and nine months ended September 30, 2008.

(2) Other Expenses include a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, amortization costs associated with the modification of unvested LP Units and certain other awards, Special Charges and Acquisition and Transition Costs and amortization of intangibles as set forth in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Advisory
Deferred Consideration Pursuant to the Braveheart Sale and Purchase Agreement	$—	$—	$—	$7,452
Amortization of LP Units and Certain Other Awards	3,785	—	3,785	—
Special Charges	—	—	3,951	—
Intangible Asset Amortization	468	464	1,406	1,415

Total Advisory	4,253	464	9,142	8,867

Investment Management
Amortization of LP Units and Certain Other Awards	626	—	626	—
Special Charges	—	1,695	12,187	4,132
Acquisition and Transition Costs	—	—	712	—
Intangible Asset Amortization	115	—	202	—

Total Investment Management	741	1,695	13,727	4,132

Total Other Expenses	$4,994	$2,159	$22,869	$12,999

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and Private Equity Funds located in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net Revenues: (1)
United States	$58,412	$38,811	$163,668	$119,846
Europe and Other	15,030	4,422	25,162	16,587
Latin America	9,649	12,515	16,115	22,102

Total	$83,091	$55,748	$204,945	$158,535

(1) Excludes Other Revenue and Interest Expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We maintain compensation programs, including base salary, cash and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel and it reflects the impact of newly-hired Senior Managing Directors, including related grants of equity awards valued at current and prior stock prices.

Increasing the number of high-caliber Senior Managing Directors is critical to our growth efforts. Typically, newly-hired Senior Managing Directors don’t start until the middle of a calendar year, and these hires generally do not begin to generate significant revenue in the year they are hired.

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

Other Expenses

Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, Special Charges in conjunction with the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, Acquisition and Transition Costs incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles associated with acquisitions.

Provision for Income Taxes

We account for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of our assets and liabilities.

Noncontrolling Interest

We record significant noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors and their estate planning vehicles in Evercore LP, as well as the portions of PCB, EWM, EAM and ETC not owned by

Evercore. As described in Note 1 to our unaudited condensed consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP. Prior to the Company’s stock offering and purchase of the noncontrolling interest in Evercore LP in the third quarter of 2009, Evercore Partners Inc. had a minority economic interest in Evercore LP but a majority voting interest in and controlled the management of Evercore LP. Subsequent to the Company’s stock offering in the third quarter of 2009, in addition to having a majority voting interest in and controlling the management of Evercore LP, Evercore Partners Inc. has a majority economic interest in Evercore LP. As a result, both before and after the Company’s stock offering in the third quarter of 2009, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners. For further information see Note 13 to our unaudited condensed consolidated financial statements.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2009 and 2008. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Advisory and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segments and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008 and amortization of intangibles, as well as Special Charges and Acquisition and Transition Costs.

The global financial markets experienced nearly unprecedented disruption and volatility during 2008 and therefore, difficult market conditions persisted throughout most of 2008 and continued into 2009. Contraction in worldwide credit markets due in part to sub-prime lending issues, volatile currency and commodity markets, major write-downs within the financial sector and volatile oil prices have raised significant uncertainty about the state of the U.S. and global economies. These economic and market conditions negatively affected our financial performance in both our Advisory and Investment Management businesses, particularly in the second half of 2008, and have adversely affected, and may continue to adversely affect, our financial performance in 2009.

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

	For the Three Months Ended September 30,		Variance	For the Nine Months Ended September 30,		Variance
	2009	2008		2009	2008
	(dollars in thousands, except per share data)
REVENUES
Advisory Revenue	$73,306	$51,447	42%	$192,431	$149,870	28%
Investment Management Revenue	9,785	4,301	128%	12,514	8,665	44%
Other Revenue	4,603	9,970	(54%)	18,218	24,893	(27%)

TOTAL REVENUES	87,694	65,718	33%	223,163	183,428	22%
Interest Expense	4,498	8,905	(49%)	19,198	22,009	(13%)

NET REVENUES	83,196	56,813	46%	203,965	161,419	26%

EXPENSES
Operating Expenses	65,916	52,784	25%	180,292	141,283	28%
Other Expenses	4,994	2,159	131%	22,869	12,999	76%

TOTAL EXPENSES	70,910	54,943	29%	203,161	154,282	32%

INCOME BEFORE INCOME TAXES	12,286	1,870	557%	804	7,137	(89%)
Provision for Income Taxes	4,602	1,475	212%	7,033	3,642	93%

NET INCOME (LOSS)	7,684	395	NM	(6,229)	3,495	NM
Net Income (Loss) Attributable to Noncontrolling Interest	5,051	863	485%	(3,010)	2,872	NM

NET INCOME (LOSS) ATTRIBUTABLE TO EVERCORE PARTNERS INC.	$2,633	$(468)	NM	$(3,219)	$623	NM

DILUTED NET INCOME (LOSS) PER SHARE	$0.14	$(0.04)	NM	$(0.22)	$0.05	NM

As of September 30, 2009, Evercore’s total headcount was 440 employees compared with 314 as of September 30, 2008. Evercore’s increase in headcount is illustrated as follows:

	As of September 30,
	2009				2008
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors:
Advisory	25	6	9	40	31
Investment Management	5	1	—	6	7
Corporate	3	—	—	3	3
New Business Partners	21	—	—	21	—
Professionals and Administrative Personnel (1)	233	111	26	370	273

Total	287	118	35	440	314

(1) Excludes two interns as of September 30, 2009.

Three Months Ended September 30, 2009 versus September 30, 2008

Net revenue was $83.2 million for the three months ended September 30, 2009; an increase of $26.4 million, or 46%, versus net revenue of $56.8 million for the three months ended September 30, 2008. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $65.9 million for the three months ended September 30, 2009 as compared to $52.8 million for the three months ended September 30, 2008, a 25% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $50.7 million for the three months ended September 30, 2009, an increase of $10.4 million, or 26%, versus expense of $40.3 million for the same period in 2008. The increase is primarily due to higher amounts of discretionary compensation accrued, reflecting higher revenues and compensation costs resulting from our new businesses in the Investment Management segment. Non-compensation expenses as a component of Operating Expenses were $15.2 million for the three months ended September 30, 2009, an increase of $2.7 million, or 22% over non-compensation operating expenses of $12.5 million for the three months ended September 30, 2008. Non-compensation expenses increased compared to the three months ended September 30, 2008 primarily as a result of increased Professional Fees and other costs primarily driven by the acquisitions of a controlling interest in ETC, EAM and EWM.

Total Other Expenses of $5.0 million for the three months ended September 30, 2009 relate to amortization costs associated with the modification of unvested LP Units and certain other awards of $4.4 million and $0.6 million of charges related to the amortization of intangibles. Total Other Expenses of $2.2 million in the three months ended September 30, 2008 related to Special Charges of $1.7 million in connection with employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office and $0.5 million of charges related to the amortization of intangibles.

The provision for income taxes for the three months ended September 30, 2009 was $4.6 million, which reflected an effective tax rate of 37%. This provision was impacted by a non-deductible charge for the modification of LP Units and certain other awards. The provision for income taxes for the three months ended September 30, 2008 was $1.5 million, which reflected an effective tax rate of 79%.

Noncontrolling interest was $5.1 million for the three months ended September 30, 2009 compared to $0.9 million for the three months ended September 30, 2008, reflecting an increase in net income for 2009.

Nine Months Ended September 30, 2009 versus September 30, 2008

Net revenue was $204.0 million for the nine months ended September 30, 2009; an increase of $42.5 million, or 26%, versus net revenue of $161.4 million for the nine months ended September 30, 2008. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $180.3 million for the nine months ended September 30, 2009 as compared to $141.3 million for the nine months ended September 30, 2008, a 28% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $138.4 million for the nine months ended September 30, 2009, an increase of $33.8 million, or 32%, versus expense of $104.6 million for the same period in 2008. The increase is primarily due to the accrual of higher amounts of discretionary compensation, reflecting higher revenues, as well as sign-on costs incurred in conjunction with the appointment of the President and Chief Executive Officer and compensation costs resulting from our new businesses in the Investment Management segment. Non-compensation expenses as a component of Operating Expenses were $41.9 million for the nine months ended September 30, 2009, an increase of $5.2 million, or 14% over non-compensation operating expenses of $36.7 million for the nine months ended

September 30, 2008. Non-compensation operating expenses increased compared to the nine months ended September 30, 2008 primarily as a result of increased Professional Fees and other costs primarily driven by the acquisition of a controlling interest in ETC, EAM and EWM.

Total Other Expenses of $22.9 million for the nine months ended September 30, 2009 relate to amortization costs associated with the modification of unvested LP Units and certain other awards of $4.4 million, Special Charges of $16.1 million in conjunction with the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, Acquisition and Transition Costs of $0.7 million incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles of $1.6 million. Total Other Expenses of $13.0 million in the nine months ended September 30, 2008 related to Special Charges of $4.1 million in connection with the write-off of certain capitalized costs associated with Evercore Capital Partners III L.P. (“ECP III”) and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office, $7.5 million of deferred consideration pursuant to the Braveheart Sale and Purchase Agreement and amortization of intangibles of $1.4 million.

The provision for income taxes for the nine months ended September 30, 2009 was $7.0 million, which reflected an effective tax rate of 875%. This provision was impacted by a non-deductible charge for the cancellation of certain equity awards for employees who continue to be employed by us, the modification of LP units and certain other awards, as well as certain discrete adjustments and non-deductable equity-based share grants resulting from a decline in our share price from the date of grant to the date of vesting, which were permanent in nature. The provision for income taxes for the nine months ended September 30, 2008 was $3.6 million, which reflected an effective tax rate of 51%.

Noncontrolling interest was ($3.0) million for the nine months ended September 30, 2009 compared to $2.9 million for the nine months ended September 30, 2008, reflecting the allocation of a net loss for 2009.

Business Segments

The following data presents revenue, expenses and contributions by business segment. Each segment’s Operating Expenses include: (1) compensation and benefits expense incurred directly in support of the businesses of the segment, (2) non-compensation expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services and equipment and (3) an allocation of indirect support costs (including compensation and other operating expenses related thereto) for administrative services. These administrative services include certain finance, tax, legal, compliance, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistics, principally headcount and square footage. Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008 and amortization of intangibles, as well as Special Charges and Acquisition and Transition Costs.

Advisory

The following table summarizes the operating results of the Advisory segment.

	For the Three Months Ended September 30,		Variance	For the Nine Months Ended September 30,		Variance
	2009	2008		2009	2008
	(dollars in thousands)
ADVISORY REVENUES
Advisory Revenue (1)	$73,306	$51,447	42%	$192,431	$149,870	28%
Other Revenue, net (2)	184	1,071	(83%)	32	2,580	(99%)

NET ADVISORY REVENUES	73,490	52,518	40%	192,463	152,450	26%

ADVISORY EXPENSES
Operating Expenses	51,641	45,701	13%	138,931	120,369	15%
Other Expenses	4,253	464	817%	9,142	8,867	3%

TOTAL ADVISORY EXPENSES	55,894	46,165	21%	148,073	129,236	15%

ADVISORY CONTRIBUTION	$17,596	$6,353	177%	$44,390	$23,214	91%

(1)     Includes reimbursable expenses of $1.7 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $4.3 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively.

(2)     Includes interest expense on the Senior Notes of $1.0 million and $1.7 million for the three and nine months ended September 30, 2009.

For the three and nine months ended September 30, 2009, the level of Global M&A activity was lower than for the three and nine months ended September 30, 2008, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$161	$315	$565	$928
Value of North American M&A Deals Completed	$187	$283	$502	$764
Value of Global M&A Deals Announced	$463	$793	$1,471	$2,344
Value of Global M&A Deals Completed	$357	$676	$1,136	$2,102
Evercore Statistics **
Total Number of Advisory Clients	78	79	126	122
Advisory Clients With Fees of at Least $1 million	11	15	29	38
* Source: Thomson Financial October 13, 2009 ** Includes revenue generating clients only

As of September 30, 2009 and 2008, our headcount for our Advisory segment was as follows:

	As of September 30,
	2009				2008
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors	25	6	9	40	31
Other Advisory Professionals	105	30	15	150	128

Total	130	36	24	190	159

Advisory Results of Operations

Three Months Ended September 30, 2009 versus September 30, 2008

Net Advisory Revenues were $73.5 million for the three months ended September 30, 2009 compared to $52.5 million for the three months ended September 30, 2008, which represents an increase of 40%, despite the dollar value of North American and Global M&A completed transactions decreasing 34% and 47%, respectively. The increase in revenues over the three months ended September 30, 2008 reflects a strong contribution from U.S. restructuring assignments, our participation in larger U.S. M&A fees relative to those recognized in the prior year and an increase in strategic Advisory Revenue in Mexico.

Operating Expenses were $51.6 million for the three months ended September 30, 2009 as compared to $45.7 million for the three months ended September 30, 2008, an increase of $5.9 million, or 13%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $41.1 million for the three months ended September 30, 2009 as compared to $35.2 million for the three months ended September 30, 2008. The increase is primarily due to higher amounts of discretionary compensation accrued, reflecting higher revenues. Advisory non-compensation expenses, as a component of Operating Expenses were $10.5 million for the three months ended September 30, 2009 and 2008.

Other Expenses of $4.3 million includes $3.8 million related to amortization costs associated with the modification of unvested LP Units and certain other awards and $0.5 million of charges related to the amortization of intangibles for the three months ended September 30, 2009. Other Expenses of $0.5 million for the three months ended September 30, 2008 relate to amortization of intangibles.

Nine Months Ended September 30, 2009 versus September 30, 2008

Net Advisory Revenues were $192.5 million for the nine months ended September 30, 2009 compared to $152.5 million for the nine months ended September 30, 2008, which represents an increase of 26%, despite the dollar value of North American and Global M&A completed transactions decreasing 34% and 46%, respectively. The increase in revenues over the nine months ended September 30, 2008 reflects a strong contribution from U.S. restructuring assignments, our participation in larger U.S. M&A fees relative to those recognized in the prior year and an increase in strategic Advisory Revenue in Mexico.

Operating Expenses were $138.9 million for the nine months ended September 30, 2009 as compared to $120.4 million for the nine months ended September 30, 2008, an increase of $18.6 million, or 15%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $110.0 million for the nine months ended September 30, 2009, as compared to $90.4 million for the nine months ended September 30, 2008. The increase is primarily due to higher amounts of discretionary compensation accrued, reflecting higher revenues, as well as sign-on costs of $3.4 million incurred in conjunction with the appointment of the President and Chief Executive Officer. Advisory non-compensation expenses, as a component of Operating Expenses were $28.9 million for the nine months ended September 30, 2009 as compared to $30.0 million for the nine months ended September 30, 2008. Non-compensation operating expenses decreased from the prior year primarily driven by lower occupancy costs reflecting ongoing cost control initiatives.

Other Expenses of $9.1 million include $3.8 million related to amortization costs associated with the modification of unvested LP Units and certain other awards, $4.0 million of Special Charges and $1.4 million of intangible asset amortization for the nine months ended September 30, 2009. Other Expenses of $8.9 million in the nine months ended September 30, 2008 relate to a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement of $7.5 million, as well as amortization of intangibles of $1.4 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,		Variance	For the Nine Months Ended September 30,		Variance
	2009	2008		2009	2008
	(dollars in thousands)
Management Fees
Wealth Management	$1,144	$—	NM	$2,221	$—	NM
Institutional Asset Management	5,851	375	NM	10,167	2,393	325%
Private Equity	2,970	2,785	7%	7,122	6,785	5%

Total Management Fees	9,965	3,160	215%	19,510	9,178	113%

Realized and Unrealized Gains (Losses)
Institutional Asset Management	625	565	11%	(57)	(2,492)	98%
Private Equity	(616)	779	NM	(5,107)	2,457	NM

Total Realized and Unrealized Gains (Losses)	9	1,344	(99%)	(5,164)	(35)	NM

HighView	—	—	NM	(920)	—	NM
Equity in EAM Losses (1)	—	(40)	NM	(334)	(315)	(6%)
Equity in Pan Losses	(189)	(163)	(16%)	(578)	(163)	(255%)

Investment Management Revenue (2)	9,785	4,301	128%	12,514	8,665	44%
Other Revenue, net (3)	(79)	(6)	NM	(1,012)	304	NM

NET INVESTMENT MANAGEMENT REVENUES	9,706	4,295	126%	11,502	8,969	28%

INVESTMENT MANAGEMENT EXPENSES
Operating Expenses	14,275	7,083	102%	41,361	20,914	98%
Other Expenses	741	1,695	(56%)	13,727	4,132	232%

TOTAL INVESTMENT MANAGEMENT EXPENSES	15,016	8,778	71%	55,088	25,046	120%

INVESTMENT MANAGEMENT LOSS (4)	$(5,310)	$(4,483)	(18%)	$(43,586)	$(16,077)	(171%)

(1)     Consolidated April 1, 2009.

(2)     Includes reimbursable expenses of $0.4 million and $0.6 million for the three and nine months ended September 30, 2008, respectively.

(3)     Includes interest expense on the Senior Notes of $0.9 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, and $4.0 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively.

(4)     Includes Noncontrolling interest of $1.0 million and $2.6 million for the three and nine months ended September 30, 2009, respectively.

Investment Management Results of Operations

Our Wealth Management and Institutional businesses in the U.S. include the results of our new businesses EWM and ETC, which commenced operations in the fourth quarter of 2008 and second quarter of 2009, respectively, and EAM, which was consolidated as of April 1, 2009. EWM manages investment portfolios and implements financial planning strategies for high net worth individuals. ETC, in conjunction with the acquisition of SFS, focuses on providing specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations. In addition, ETC provides personal trustee, executor and custody services for EWM. EAM is an institutional money manager specializing in small- and mid-cap value and core equities and earns revenues on a percentage of assets under management. Revenues from EWM are primarily earned on a percentage of assets under management, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements. These businesses earned $6.0 million and $7.6 million of revenues and incurred $9.3 million and $16.3 million of expenses for the three and nine months ended September 30, 2009, respectively. Our Investment Management results of operations continue to reflect the start-up nature of these businesses.

Our U.S. Private Equity Funds earn management fees of 2% on committed capital during their investment period and 1% of invested capital thereafter. By January 2008, all of our U.S. Private Equity Funds completed their investment period, causing a step-down in fees. Our Mexico Private Equity Fund earns management fees of 2% on committed capital during their investment period and 2% on net funded committed capital thereafter. Management fees for our Mexican Private Equity Fund, EMCP II, were calculated on committed capital. For the nine months ended September 30, 2009, management fee calculations for U.S. funds were based on $421.5 million of invested capital. For the nine months ended September 30, 2008, the management fee for U.S. funds was based on $545.5 million of invested capital. We expect management fees to decline over the remaining life of the funds, as the funds continue to exit their portfolio company holdings.

In addition, the General Partner of Private Equity Funds earns carried interest of 20% based on the Fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the General Partner of ECP II and 100% of Carried Interest in EMCP II.

Assets under management for our Investment Management business of $3.6 billion at September 30, 2009, increased from $1.6 billion at December 31, 2008, reflecting an increase in clients associated with new businesses, as well as asset growth over that period.

Three Months Ended September 30, 2009 versus September 30, 2008

Net Investment Management Revenues were $9.7 million for the three months ended September 30, 2009 compared to $4.3 million for the three months ended September 30, 2008, which represents an increase of 126%. Management Fees earned from the management of client portfolios and other investment advisory services increased 215% from prior year as a result of the acquisition of new businesses, as well as continued growth in assets under management. Realized and Unrealized Gains (Losses) decreased from the prior year primarily resulting from losses related to ECP II.

Investment Management Operating Expenses were $14.3 million for the three months ended September 30, 2009, an increase of $7.2 million, versus expenses of $7.1 million for the three months ended September 30, 2008. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $9.6 million for the three months ended September 30, 2009, a $4.4 million, or 86% increase compared to the three months ended September 30, 2008. The increase is primarily due to compensation costs resulting from new businesses. Non-compensation expenses as a component of Operating Expenses in 2009 increased by $2.8 million, or 142%, compared to the three months ended September 30, 2008, primarily as a result of the acquisition of new businesses.

Total Other Expenses of $0.7 million for the three months ended September 30, 2009 include $0.6 million related to amortization costs associated with the modification of unvested LP Units and certain other awards and amortization of intangibles of $0.1 million. Total Other Expenses of $1.7 million for the three months ended September 30, 2008 related to Special Charges in connection with employee severance and other costs related to the closing of the Los Angeles office.

Nine Months Ended September 30, 2009 versus September 30, 2008

Net Investment Management Revenues were $11.5 million for the nine months ended September 30, 2009 compared to $9.0 million for the nine months ended September 30, 2008, which represents an increase of 28%. Management Fees earned from the management of client portfolios and other investment advisory services increased 113% from prior year as a result of the acquisition of new businesses, as well as continued growth in assets under management. Realized and Unrealized Gains (Losses) decreased substantially from prior year primarily resulting from losses related to ECP II. Other contributing factors for our losses include our losses related to HighView, Pan and EAM. EAM was consolidated effective April 1, 2009.

Investment Management Operating Expenses were $41.4 million for the nine months ended September 30, 2009, an increase of $20.4 million, versus expenses of $20.9 million for the nine months ended September 30, 2008. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $28.4 million for the nine months ended September 30, 2009, a $14.2 million, or 100% increase compared to the nine months ended September 30, 2008. The increase is primarily due to sign-on costs of $2.7 million incurred in conjunction with the appointment of the President and Chief Executive Officer and compensation costs resulting from new businesses, as well as a charge for the accelerated vesting of RSUs in connection with U.S. private equity restructuring of $1.2 million. Non-compensation expenses as a component of Operating Expenses increased by $6.2 million, or 93%, compared to the nine months ended September 30, 2008, primarily as a result of the acquisition of new businesses.

Total Other Expenses of $13.7 million for the nine months ended September 30, 2009 include $0.6 million related to amortization costs associated with the modification of unvested LP Units and certain other awards, Special Charges of $12.2 million, Acquisition and Transition Costs of $0.7 million and amortization of intangibles of $0.2 million. Total Other Expenses of $4.1 million for the nine months ended September 30, 2008 related to Special Charges in connection with the write-off of certain capitalized costs associated with ECP III and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office.

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

	For the Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(6,229)	$3,495
Noncash charges	47,039	32,720
Other operating activities	(25,127)	(26,755)

Operating activities	15,683	9,460
Investing activities	(7,433)	(10,979)
Financing activities	(8)	95,110
Effect of exchange rate changes	(521)	(2,711)

Net Increase in Cash and Cash Equivalents	7,721	90,880
Cash and Cash Equivalents:
Beginning of Period	175,902	193,475

End of Period	$183,623	$284,355

Nine Months Ended September 30, 2009. Cash and Cash Equivalents were $183.6 million at September 30, 2009, an increase of $7.7 million versus Cash and Cash Equivalents of $175.9 million at December 31, 2008. Operating activities during the nine months ended September 30, 2009 resulted in a net inflow of $15.7 million, primarily related to an increase in share-based compensation resulting from the cancellation of certain equity awards offset by an increase in accounts receivable and assets segregated for bank regulators. Cash of $7.4 million was used in investing activities primarily for the acquisition of SFS offset by an increase in proceeds from marketable securities. Financing activities during the period used cash of $0 million, primarily from the purchase of LP Units, the payment of dividends and treasury stock purchases offset by the issuance and sale of LP Units, the issuance of shares in connection with the offering and for cash received from the noncontrolling interest of ETC.

Nine Months Ended September 30, 2008. Cash and Cash Equivalents were $284.4 million at September 30, 2008, an increase of $90.9 million versus Cash and Cash Equivalents of $193.5 million at December 31, 2007. Operating activities during the nine months ended September 30, 2008 resulted in a net inflow of $9.5 million, principally driven by cash earnings and an increase in accounts receivable. Cash of $11.0 million was used in investing activities primarily to meet the Company’s commitment to contribute capital to the Private Equity Funds and Pan. Financing activities during the period provided cash of $95.1 million, primarily due to cash inflows from the Senior Notes and Warrants issued, offset by distributions to Evercore LP Limited partners, Treasury Stock Purchased and dividends paid.

Liquidity and Capital Resources

General

Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable in relation to Advisory and Investment Management revenues. Our current liabilities include accrued expenses and employee compensation. We traditionally have made payments for employee bonuses and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with our corporate estimated payment calendar; these payments are made prior the end of each calendar quarter. In addition, dividends on Class A common shares are paid when and if declared by the Board of Directors, which is generally quarterly. During the third quarter of 2009, we began paying dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A common shares, on all unvested RSU grants awarded in conjunction with annual bonuses. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.

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

During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or LP Units. Under this equity repurchase program, equity may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of equity repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During the first nine months of 2009, we repurchased 55,550 shares for $0.6 million pursuant to the equity repurchase program and 245,276 shares for $3.8 million related to share deliveries.

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

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of September 30, 2009, we are in compliance with all of these covenants.

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

During the second quarter of 2009, we invested an additional $2.0 million in EAM, increasing our ownership to 51%. We also announced the formation of ETC in conjunction with the consummation of our acquisition of SFS for $8.2 million, resulting in a controlling interest of 86% in the entity.

During the third quarter of 2009, we had an offering of 3,721,788 shares of class A common stock. We used all of the proceeds from this offering to purchase from certain holders, including members of our senior management, a number of outstanding Evercore LP partnership units that was equal to the number of newly-issued shares of Class A common stock sold by us in the offering. Additionally, this purchase resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into at the time of the Formation Transaction between us and the Members. The agreement provides for a payment to Members of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for us to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $36.6 million, $31.1 million and $5.5 million, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2009. For a complete discussion of the Company’s Tax Receivable Agreement, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. See Contractual Obligations for future payments related to the Tax Receivable Agreement.

Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 17 to our unaudited condensed consolidated financial statements.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.8 years and are pledged as collateral against repurchase agreements, which are collateralized financing agreements.

Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s assets under management, as well as clients’ investment allocations requiring positioning in repurchase transactions. In August 2009, PCB began offering equity products (stocks listed in the Mexican Stock Exchange) for institutional and high net-worth investors.

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

As of September 30, 2009 and December 31, 2008, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	September 30, 2009		December 31, 2008
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$85,792		$191,507
Securities Purchased Under Agreements to Resell	176,519	$176,351	92,770	$92,580

Total Assets	262,311		284,277
Liabilities
Securities Sold Under Agreements to Repurchase	(262,495)	$(262,143)	(284,745)	$(284,086)

Net Liabilities	$(184)		$(468)

Risk Measures
Value at Risk	$43		$108

Sensitivity to a 100 basis point increase in the interest rate	$(153)		$(537)

Sensitivity to a 100 basis point decrease in the interest rate	$156		$549

Contractual Obligations

For a complete discussion of our contractual obligations, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

During the first quarter of 2009, we agreed to lease 5,632 square feet of office space at One Post Office Square, Boston, Massachusetts, for the expansion of EAM, expiring in August 2010 with annual base rental payments of approximately $0.2 million. We also agreed to lease 3,916 square feet of office space at 1099 New York Avenue, N.W., Washington D.C., expiring in February 2014 with annual base rental payments of approximately $0.2 million and 12,833 square feet of office space at 601 S. Figueroa Street, Los Angeles, California, expiring in April 2014 with annual base rental payments of approximately $0.4 million in connection with the acquisition of SFS. During the third quarter of 2009, we agreed to lease 4,723 square feet of office space at 909 Fannin Street, Houston, Texas, expiring February 2015 with annual base rental payments of approximately $0.01 million, as well as an additional 9,441 square feet of office space at Three Embarcadero Center, San Francisco, California, expiring September 2014 with an increase in annual base rental payments of approximately $0.04 million.

As of September 30, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, unrecognized tax benefits have been excluded from the above commitments and contractual obligations.

We had total commitments (not reflected on our Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $16.4 million and $11.3 million as of September 30, 2009 and December 31, 2008, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our Private Equity Funds.

During the first quarter of 2009 we committed an additional $1.3 million to CSIP that is callable on demand by CSIP’s Board of Directors.

During the second quarter of 2009, we invested an additional $2.0 million in EAM, increasing our ownership interest to 51%. In addition, we have a remaining commitment of $4.3 million which would be paid upon request by EAM’s Board of Managers to fund operational needs. If the full amount were called, our ownership percentage would increase to 63%.

Due to the significant dislocations experienced across the alternative investment markets, we have decided to delay capital raising for Evercore Capital Partners and focus on the management and realization of the existing portfolio. HighView has also decided against proceeding with its business. None of the capital HighView raised was invested, and HighView released us from our capital commitment of $150.0 million.

As a result of the offering of common stock which occurred during the third quarter of 2009, the Amounts Due Pursuant to Tax Receivable Agreements increased to $69.6 million. As of September 30, 2009, we estimate the contractual obligations related to the Tax Receivable Agreements to be $68.2 million. We expect to pay to the counterparties to the Tax Receivable Agreement $1.8 million within one year or less, $9.2 million in one to three years, $10.9 million in three to five years and $46.4 million after five years.

See Note 4 to our unaudited condensed consolidated financial statements for our commitment related to earn-out consideration for ETC.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.

Market Risk and Credit Risk

We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.

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

We estimate that a hypothetical 10% adverse change in the value of the Private Equity Funds would have resulted in a decrease in pre-tax income of approximately $1.3 million for the three months ended September 30, 2009.

Institutional Asset Management

We maintained an equity interest in EAM of 51% at September 30, 2009 and also invest in funds managed by EAM. The funds managed by EAM principally hold readily-marketable investment securities. EAM is an institutional investment management firm that manages deep value investments in small- and mid-capitalization companies. As of September 30, 2009, the fair value of our investments with EAM products, based on closing prices, was $6.6 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.7 million for the three months ended September 30, 2009.

PCB

See “-Liquidity and Capital Resources” above for a discussion of collateralized financing transactions at PCB.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2009, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Equity was $1.7 million. It is currently not our intention to hedge our foreign currency exposure and we will reevaluate this policy from time to time.

Credit Risks

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of September 30, 2009 and December 31, 2008, total receivables amounted to $42.5 million and $22.8 million, respectively, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the nine months ended September 30, 2009 and 2008.

With respect to our Marketable Securities portfolio, which is comprised of highly rated corporate bonds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of September 30, 2009, we had Marketable Securities of $104.3 million, of which 94% were corporate bonds primarily with Moody’s ratings ranging from Aaa to Baa3 and 6% were Seed Capital Investments.

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

Recently Issued Accounting Standards

ASC 10 – In June 2009, the FASB issued guidance which is included in the Codification in ASC 105. This guidance modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. Where possible, FASB references have been replaced with ASC references.

ASC 805 – In April 2009, the FASB amended ASC 805. This amendment clarifies ASC 805, to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The amendment is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this amendment did not have a material effect on the Company’s financial condition, results of operations or cash flows.

ASC 825-10 – In March 2009, the FASB issued ASC 825-10. ASC 825-10 amends ASC 825 to require disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. This amended ASC 270-10 to require those disclosures in all interim financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009. The adoption of this ASC did not have a material effect on the Company’s financial condition, results of operations or cash flows.

ASC 320-10 – In April 2009, the FASB issued ASC 320-10. This ASC amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The ASC is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this ASC did not have a material effect on the Company’s financial condition, results of operations or cash flows.

ASC 820-10 – In April 2009, the FASB issued ASC 820-10. ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. This amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. This amendment is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this amendment did not have a material effect on the Company’s financial condition, results of operations or cash flows.

ASC 855 – In May 2009, the FASB issued ASC 855. ASC 855 establishes principles and requirements for subsequent events. In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.

SFAS 166 – In June 2009, the FASB issued SFAS 166, which has not yet been codified in the ASC. SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of SFAS 166 on the Company’s financial condition, results of operations and cash flows.

SFAS 167 – In June 2009, the FASB issued SFAS 167, which has not yet been codified in the ASC. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167 on the Company’s financial condition, results of operations and cash flows.

ASU 2009-13 – In October 2009, the FASB issued ASU 2009-13. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of the adoption of ASU 2009-13 on the Company’s financial condition, results of operations and cash flows.

ASU 2009-05 – In August 2009, the FASB issued ASU 2009-05. ASU 2009-05 provides amendments to ASC 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The Company is currently assessing the impact of the adoption of the amendments to ASU 2009-05 on the Company’s financial condition, results of operations and cash flows.

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

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2009, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

The Company contests liability and/or the amount of damages as appropriate. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of any pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” (“ASC 450”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.	Risk Factors

The following additional risk factors are in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

If the Company fails to comply with agreements it has entered into with the OCC, the Company could be adversely affected.

In connection with the organization of ETC, the OCC required the Company and Evercore LP to enter into a Capital and Liquidity Support Agreement, a Capital and Liquidity Maintenance Agreement and other related agreements (collectively, the “OCC Agreements”). The OCC Agreements require the Company’s and Evercore LP’s continuing obligation to provide ETC necessary capital and liquidity support in order to ensure that ETC continues to operate safely and soundly and in accordance with applicable laws and regulations. In particular, the OCC Agreements require that the Company and Evercore LP (1) maintain at least $5 million in Tier 1 capital in ETC or such other amount as the OCC may require, (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3.5 million or 90 days coverage of ETC’s operating expenses and (3) provide at least $10 million of certain collateral held in a segregated account at a third party depository institution.

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

ETC has entered into a master services agreement with a third party service provider for custodial services and trust and investment administration processing and reporting services. ETC’s board of directors and senior management and officers oversee and manage this relationship; however, poor oversight and control on the part of ETC or inferior performance or service on the part of the service provider could result in loss of customers, violation of applicable rules and regulations, including, but not limited to, privacy and anti-money laundering laws and otherwise adversely affect ETC’s business and operations, and based on the support obligations discussed above, the Company’s business and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

2009	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (1)
July 1 to July 31	4,562	$19.98	—	$24,372,056
August 1 to August 31	61,219	20.53	—	24,372,056
September 1 to September 30	934	29.12	—	24,372,056

Total	66,715	$20.62	—	$24,372,056

(1)	On May 7, 2008, Evercore’s Board authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Effective November 5, 2009, Mr. Hiltz will be deemed to no longer be an executive officer of the Company due to his focus exclusively on the Company’s advisory business.

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

Date: November 5, 2009

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