Form 10-K
period 2009-12-31
Evercore Partners Inc.
filed 2010-02-22
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 001-32975

EVERCORE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 East 52 nd Street, New York, New York	10055
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 857-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

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
(do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2009 was approximately $242.2 million, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $19.64 per share and on the par value of the registrant’s Class B common stock, par value $0.01 per share.

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 18, 2010, was 16,829,060. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 18, 2010 was 55 (excluding 45 shares of Class B common stock held by a subsidiary of the registrant).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Evercore Partners Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2010 annual meeting of stockholders to be held on June 8, 2010 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

EVERCORE PARTNERS INC.

PART I

Available Information

Our website address is www.evercore.com. We make available free of charge on the Investor Relations section of our website (http://ir.evercore.com) our Annual Report on Form 10-K (“Form 10-K”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934; as amended (the “Exchange Act”). We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. From time to time we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://ir.evercore.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “Email Alert” section at http://ir.evercore.com. We do not intend for information contained in our website to be part of this Form 10-K.

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

In this report, references to “Evercore”, the “Company”, “we”, “us”, “our” and our “Successor Company” refer to Evercore Partners Inc., a Delaware corporation, and its consolidated subsidiaries. These references (other than Successor Company) refer, prior to the formation transaction and IPO, collectively referred to as the “Reorganization”, to Evercore Holdings, or our “Predecessor Company”, which was comprised of certain combined and consolidated entities under the common ownership of the Evercore Senior Managing Directors. Unless the context otherwise requires, references to (1) “Evercore Partners Inc.” refer solely to Evercore Partners Inc., and not to any of its consolidated subsidiaries and (2) “Evercore LP” refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries. References to the “IPO” refer to our initial public offering on August 10, 2006 of 4,542,500 shares of our Class A common stock, including shares issued to the underwriters of the IPO pursuant to their election to exercise in full their overallotment option.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Overview

Evercore is one of the leading independent investment banking advisory firms in the world based on the dollar volume of announced worldwide merger and acquisition (“M&A”) transactions on which we have advised since 2000. When we use the term “independent investment banking advisory firm,” we mean an investment banking firm that directly or through its affiliates does not engage in commercial banking or proprietary trading activities. We provide advisory services to prominent multinational corporations on significant mergers, acquisitions, divestitures, restructurings, financings and other strategic corporate transactions. Evercore also includes an Investment Management business through which we manage institutional assets for sophisticated institutional investors, provide wealth management services for high net-worth individuals, provide specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations and manage private equity funds. We serve a diverse set of clients around the world from our offices in New York, San Francisco, Boston, Washington D.C., Los Angeles, Houston, London, Mexico City and Monterrey.

We were founded on the belief that there was an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product financial institutions. We also believed that the broad set of relationships of an independent advisory business would provide the foundation for a differentiated investment platform.

From the time of our founding in 1996, we have grown by expanding the range of our advisory and investment management services. In our Advisory business, at December 31, 2009 we had 41 Senior Managing Directors and five Senior Advisors with expertise and client relationships in a number of industry sectors, including telecommunications, technology, aerospace and defense, media, energy and power, general industrial, consumer products, chemicals, automotive and financial institutions: 30 in the United States, six in Mexico and ten in Europe. Our Advisory business has a particular focus on advising multinational corporations and substantial private equity firms on large, complex transactions focused on both mergers and acquisitions and capital markets. In addition, we have professionals with extensive restructuring experience. Our Investment Management business encompasses three sectors: (1) Institutional Asset Management, in the United States through Evercore Asset Management L.L.C. (“EAM”), Evercore Trust Company, N.A. (“ETC”) and in Mexico through Protego Casa de Bolsa (“PCB”); (2) Wealth Management, through Evercore Wealth Management (“EWM”) in the United States; and (3) Private Equity, with funds focusing on middle market investing in both the United States and Mexico. Each of these businesses is led by senior investment professionals with extensive experience in their respective fields. In aggregate, our Investment Management business is comprised of four Senior Managing Directors, as well as 24 highly-experienced Portfolio and Client Relationship Managers.

We have grown from three Senior Managing Directors at our inception to 77 Senior Managing Directors, Senior Advisors and Portfolio and Client Relationship Managers at December 31, 2009. We expect to continue our growth by hiring highly-qualified professionals, expanding into new geographic areas, deepening our coverage of key industry sectors and growing and diversifying our products and services. We opened our New York office in 1996 and our San Francisco office in 2005. On August 10, 2006 we combined with Protego Asesores S. de R.L. (“Protego”) in Mexico, with offices in Mexico City and Monterrey, and on December 19, 2006 we acquired Braveheart Financial Services Limited (“Braveheart”), with an office in London. Braveheart was subsequently renamed Evercore Partners Limited (“Evercore Europe”). We launched EWM during 2008 and during 2009 acquired Bank of America’s Special Fiduciary Services Division (“SFS”), concurrently launching ETC, and announced our intent to launch a cash equities business. During the first quarter of 2010, we announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners and to collaborate on the future growth of Trilantic’s business.

We believe maintaining standards of excellence in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism and integrity.

Business Segments

Our two business segments are Advisory and Investment Management.

Advisory

Our Advisory business provides confidential, strategic and tactical advice to both public and private companies, with a particular focus on large, multinational corporations. By virtue of their prominence, size and sophistication, many of our clients are more likely to require expertise relating to larger and more complex situations. We have advised on numerous noteworthy transactions, including:

• Wyeth on its sale to Pfizer	• General Motors on its restructuring, including the Delphi restructuring and various other matters

• Burlington Northern Santa Fe on its sale to Berkshire Hathaway	• Frontier Communications on its pending acquisition of access lines from Verizon Wireless

• The Special Committee of the Board of Directors of Affiliated Computer Services on the pending sale to Xerox	• LyondellBasell on its restructuring

• MGM Mirage on its recapitalization	• CIT on its restructuring

• The Special Committee of Time Warner Cable on its pending separation from Time Warner	• Centennial Communications on its pending sale to AT&T

• First Data on its leveraged buyout by Kohlberg Kravis & Roberts & Co.	• Swiss Re on its investment from Berkshire Hathaway

• Tyco on its split-up	• Electronic Data Systems on its sale to Hewlett-Packard

• E*TRADE Financial on its capital raise from Citadel	• AT&T on its acquisition of BellSouth

• Smiths Group on its sale of its Aerospace division to General Electric	• Cendant on its split-up

• CVS on its acquisition of Caremark	• Credit Suisse on its sale of Winterthur to AXA

• SBC on its acquisition of AT&T and on Cingular’s acquisition of AT&T Wireless	• IntercontinentalExchange on its acquisition of the New York Board of Trade

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

•

Transaction Excellence. Since the beginning of 2000, we have advised on approximately $1 trillion of announced transactions, including acquisitions, sale processes, mergers of equals, special committee advisory assignments, recapitalizations and restructurings. We have provided significant advisory services on multiple transactions for AT&T (including its predecessor company, SBC), CVS, General Mills, General Motors and Swiss Re, among others.

•

Senior Level Attention and Experience. The Senior Managing Directors in our Advisory business participate in all facets of client interaction, from the initial evaluation phase to the final stage of executing our recommendations. Our Advisory Senior Managing Directors have significant relevant experience.

•

Independence and Confidentiality. We do not act as a proprietary trader, lender or otherwise use our capital in competition with our clients. This enables us to avoid the potential conflicts that may arise from these activities at larger, more diversified competitors. In addition, we believe our commitment to discretion and the smaller size of our firm enhance our ability to provide our clients with strict confidentiality.

Our Advisory business generates revenue from fees for providing advice and investment banking services on mergers, acquisitions, restructurings, financings and other strategic transactions. In 2009, our Advisory business generated $293.3 million, or 93%, of our revenues, excluding Other Revenue, net, and earned advisory fees from 162 clients.

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

•

Capital Markets Advisory. We serve as an independent and objective advisor in financing situations. We have developed an expertise in assisting clients with respect to the entire spectrum of capital structure decisions, from underwriter selection and management to negotiation of financing terms and transaction execution.

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

Cash Equities—In December 2009, we announced our intent to expand our investment banking platform by establishing a U.S. cash equities business. This strategic growth initiative will focus on building equity research, distribution and new issue origination capabilities, concentrating initially on providing expertise in industry sectors that complement our leading advisory franchise.

•

Equity Research. Our research analysts will perform research to help our clients understand the dynamics that drive the industries and companies they cover. We will seek to differentiate ourselves through originality of perspective, depth of insight and ability to uncover industry trends. Our research analysts will analyze major industry developments, publish research on new areas of growth, provide fundamental, company-specific coverage and identify and evaluate investment opportunities in publicly-traded companies.

•

Institutional Sales. Our institutional sales professionals will provide equity securities sales services to institutional investors and seek to develop strong relationships with the portfolio managers they serve by developing expertise and working closely with our equity research professionals. Our institutional sales professionals will focus on developing relationships with the largest 10-20% of institutional investors, and seek to add value by delivering a differentiated research product and corporate access targeted to individual client needs.

We are seeking the authority to serve as an underwriter of securities in conjunction with our Capital Markets Advisory and Cash Equities businesses. We intend to serve as an underwriter in circumstances when it supports our clients’ business. We will commit to maintain $50.0 million of equity capital in support of the Capital Markets Advisory and Cash Equities businesses.

Investment Management

Our Investment Management business encompasses three sectors: (1) Institutional Asset Management, (2) Wealth Management and (3) Private Equity. Each of these businesses is led by senior investment professionals with extensive experience in their fields. Our Investment Management business principally manages and invests capital on behalf of third parties, including a broad range of institutional investors such as corporate and public pension funds, endowments, foundations, insurance companies, family offices and high net-worth individuals. In 2009, our Investment Management business generated revenue of $14.3 million from our Institutional Asset Management sector, $2.5 million from our Wealth Management sector and $5.0 million from our Private Equity sector.

Institutional Asset Management—We have three businesses that provide institutional asset management services for third- party investors: ETC, which provides specialized investment management, independent fiduciary and trustee services, PCB, which primarily manages Mexican fixed income products and offers fiduciary and trust services, and EAM, which manages U.S. public equity investment products.

•

ETC: In May 2009, we announced the formation of ETC in conjunction with the consummation of its acquisition of a controlling interest of 86% in SFS. SFS’s business is conducted through ETC, which focuses on providing specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations, consistent with the services provided by the historical SFS business. In addition, ETC provides personal trustee, executor and custody services for clients of EWM.

•

PCB: In 2005, Protego formed PCB, an asset management business primarily focused on peso-denominated money market and fixed income securities for institutional and high net-worth investors in Mexico. As of December 31, 2009, PCB had $1.7 billion in assets under management. We own a

70% interest in PCB. Revenue earned from the Institutional Asset Management sector includes PCB’s management fees and performance fees. Interest revenue is derived from investing customer funds in financing transactions with PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. In 2009, PCB expanded into the cash equity and trust services businesses.

•

EAM: In October 2005, we formed EAM. EAM focuses on long-only investments in small- and mid-capitalization publicly-traded U.S. companies. The firm comprises a core team of professionals with long-standing working relationships and a deep commitment to fundamentally-oriented equity investing. EAM’s business development focuses on the institutional pension, endowment and foundation market. As of December 31, 2009, EAM had $472.3 million in assets under management. On April 1, 2009, we invested an additional $2.0 million in EAM, increasing our ownership to 51%.

Wealth Management—In November 2008, we formed EWM under the leadership of Jeff Maurer, the former Chairman and CEO of U.S. Trust. EWM serves clients with more than $5 million in investable assets and offers services such as investment policy creation, asset allocation, customized investment management, manager selection, performance reporting and financial planning. As of December 31, 2009, EWM had built a team of 30 experienced professionals, including 15 Portfolio Managers. Revenue from the Wealth Management sector is earned through the management of client investment portfolios. Market value based management fees are charged as a percentage of assets under management and recognized on an accrual basis. In July 2008, we acquired a 50% stake in Evercore Pan-Asset Capital Management (“Pan”), a U.K. based wealth management firm providing asset allocation advisory services and products to high net-worth individuals, charities and endowments.

Private Equity—Our Private Equity business sponsors value-oriented, middle-market private equity funds in both the United States and Mexico. The U.S. funds are known as Evercore Capital Partners L.P. and its affiliated entities (collectively, “ECP I”), Evercore Capital Partners II L.P. and its affiliated entities (collectively, “ECP II”) and Evercore Venture Partners L.P. and its affiliated entities (collectively, “EVP”). Our first Mexico fund is Discovery Americas I, L.P. (“the Discovery Fund”), and our second fund is known as Evercore Mexico Capital Partners II (“EMCP II”).

Our Private Equity sector primarily generates revenue from (1) fees earned for our management of the funds, (2) portfolio company fees and (3) gains (losses) on investments of our own capital in the funds. Through its equity interest in the general partner of ECP II and the Discovery Fund, Evercore recognizes as revenue 8% to 10% of any carried interest from these funds plus the pro rata share of realized and unrealized gains and losses associated with capital invested. As a result of amendments in December 2009, the Company will no longer receive management fees on ECP I.

On February 11, 2010, we announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners and to collaborate on the future growth of Trilantic’s business. Under terms of the agreement, we issued 500,000 restricted share equivalents with a minimum redemption value of $16.5 million on December 31, 2014 in exchange for a minority economic interest in Trilantic and an interest in Trilantic’s current fund, Trilantic Global Fund IV. We also will commit 2.5%of the total capital commitments of Trilantic’s next private equity fund when it is raised, up to $50.0 million.

Results by Segment and Geographic Location

See Note 22 to our consolidated financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.

People

As of December 31, 2009, we employed a total of 443 people, including our Senior Managing Directors and Senior Advisors, who are our most senior investment banking and corporate professionals, and our Portfolio and Client Relationship Managers. Within each of their respective businesses, these senior individuals play significant roles in driving growth and are measured by their productivity either through revenue per Senior Managing Director or other metrics including asset growth for Portfolio and Client Relationship Managers. None of our employees are subject to any collective bargaining agreements, and we believe we have good relations with our employees.

As a leading independent investment banking advisory firm, our core asset is our professional staff, their intellectual capital and their dedication to providing the highest quality services to our clients. Prior to joining Evercore, many of our Senior Managing Directors and Portfolio and Client Relationship Managers held senior level positions with other leading corporations, financial services firms, law firms or investment firms.

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

We believe our primary competitors in securing advisory, restructuring and capital markets advisory engagements include Bank of America, Barclays, Credit Suisse, Citigroup, Goldman Sachs, JPMorgan Chase, Lazard, Morgan Stanley, UBS Investment Bank and other large investment banking firms, as well as investment banking boutiques such as The Blackstone Group, Centerview Partners, Greenhill and Moelis, among others. Our Cash Equities business will be subject to competition from investment banks and larger financial institutions who offer similar services.

We believe that we face a range of competitors in our Investment Management business, with numerous other firms providing competitive services in each of our business sectors. In our Institutional Asset Management sector, each of EAM, ETC and PCB face substantial competition from a large number of asset management and trust companies, many of which are larger, more established firms with greater brand name recognition and more extensive client bases. Our Wealth Management sector competes with domestic and global private banks, regional broker-dealers, independent broker-dealers, registered investment advisors, commercial banks, trust companies and other financial services firms offering wealth management services to U.S. clients, many of which have substantially greater resources and offer a broader range of services. In our Private Equity sector, our competition includes private equity funds of all sizes, and we expect to face competition both for our private equity funds and in making acquisitions of portfolio companies.

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

Mexico

PCB, our asset management subsidiary in Mexico, is authorized by the Mexican Ministry of Finance to act as a broker-dealer and financial advisor in accordance with the Mexican Securities Market Law. PCB is subject to regulation and oversight by the Mexican Ministry of Finance and the Mexican National Banking and Securities Commission, including the maintenance of minimum capital requirements. In addition, the Mexican Broker Dealer Association, a self-regulatory organization that is subject to oversight by the Mexican National Banking and Securities Commission, adopts and enforces rules governing the conduct, and examines the activities of, its member broker-dealers, including PCB. Since August 2009, PCB has been authorized by the Mexican National Banking and Securities Commission to act as a trustee and to operate in the equity markets.

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

Money laundering. The U.K. Money Laundering Regulations 2007 came into force on December 15, 2007. The regulations, which implement the Third EU Money Laundering Directive, require firms to have procedures in place to prevent money laundering and to take a risk based approach to focus the efforts where they are most needed. This approach includes client due diligence, monitoring, staff training and awareness. Failure to maintain the necessary procedures is a criminal offense. The Proceeds of Crime Act 2002 also contains a number of offenses in relation to money laundering.

Regulatory Framework in the European Union. Evercore Europe has obtained the appropriate European investment services passport rights to provide cross-border services into a number of other members of the European Economic Area, which we refer to as the EEA. This “passport” derives from the pan-European regime established by the EU Markets in Financial Instruments Directive (“MiFID”) which regulates the provision of investment services and activities throughout the EEA. MiFID provides investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as “host member states”) on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This practice is known as “passporting”. MiFID was required to be implemented across the EEA on November 1, 2007. MiFID made substantial and important changes to the way in which our business is conducted across the EEA. These include, among others, an extension to the scope of the “passport” but also clarification that the conduct of business rules of a host member state are not to apply to a firm providing services within its territory on a cross-border basis (host member state conduct of business rules will apply to branches). Evercore Europe has implemented MiFID, and we believe our business is now compliant with the requirements of MiFID.

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

Risks Related to Our Business

Difficult market conditions may adversely affect our business in many ways, including reducing the volume of the transactions involving our Advisory business and reducing the value or performance of the investments made by our Investment Management businesses, which, in each case, has reduced and may continue to materially reduce our revenue or income.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. We have benefited from the past record levels of M&A activity. The market and economic climate may deteriorate in the future because of many factors beyond our control, including inability to access credit markets, rising interest rates or inflation, terrorism or political uncertainty. Revenue generated by our Advisory business is directly related to the volume and value of the transactions in which we are involved. During this period of unfavorable market and economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing price competition among financial services companies seeking such engagements. Our operating results may be adversely affected by this reduction in the volume or value of mergers and acquisitions transactions, and any continuation of this economic downturn could further reduce the demand for our Advisory services and present new challenges. In addition, in the event of a market or general economic downturn, the private equity funds that our Investment Management business manages also may be impacted by further reduced valuations and opportunities to exit and realize value from their investments, and independent of our existing funds’ performance, difficult market conditions can materially adversely affect our ability to raise any new funds in the future or may prevent us from raising such funds, launching new products, offering new services or raising additional assets in our Institutional Asset or Wealth Management businesses. Our Institutional Asset and Wealth Management businesses would be expected to generate lower revenue during an economic downturn, because investment advisory fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

We depend on our Senior Managing Directors, Portfolio Managers and Senior Client Relationship Officers, including our executive officers, and the loss of their services could have a material adverse effect on us.

We depend on the efforts and reputations of our senior professionals, including our executive officers. Our senior leadership team’s reputations and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, Mr. Mestre, our Co-Vice Chairman, and Mr. Altman, our Co-Chairman, make significant contributions to our Advisory business, and our operations and performance in Mexico and Europe are particularly dependent on the efforts and reputations of Mr. Aspe, our Co-Chairman, and Mr. Taylor, our Co-Vice Chairman, respectively. In addition, many of our investment businesses, including EWM, ETC, EAM and Pan, are dependent on a small number of senior portfolio managers and executives of those businesses.

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

We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend, among other things, on our ability to successfully identify practice groups and individuals to join our firm. It may take more than one year for us to determine whether new professionals will be profitable or effective. Typically, we hire new Senior Managing Directors and other seasoned professionals in the middle of a calendar year, but the new hires do not begin to generate significant revenue until the following calendar year. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain profitable professionals, we will not be able to implement our growth strategy and our financial results may be materially adversely affected.

Sustaining growth even where we only partner, enter into strategic alliances or take minority stakes in other businesses, will also require us to commit additional management, operational and financial resources to this growth and to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion. We cannot provide assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth. Any failure to do so could adversely affect our ability to generate revenue and control our expenses.

Our failure to deal appropriately with conflicts of interest could damage our reputation and materially adversely affect our business.

As we have expanded the scope of our business, we increasingly confront potential conflicts of interest relating to our Advisory and Investment Management businesses. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses.

Because of our various lines of asset management and advisory businesses, we will be subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. In addressing these conflicts and regulatory requirements across our various businesses, we have implemented certain policies and procedures (for example, information walls) that may reduce the positive synergies that we cultivate across these businesses. For example, our Advisory employees may come into possession of material non-public information with respect to issuers in which our Investment Management employees may be considering making an investment. We may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them, and alternatively, we may become subject to claims that such information was disclosed.

If we are unable to consummate or successfully integrate additional acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

Our growth strategy is based, in part, on the selective acquisition, development of, investment in and partnering with advisory businesses, investment management businesses or other business complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things:

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

Our inability to sponsor start-ups or to integrate acquired businesses successfully could have adverse consequences to our business.

We have experienced significant growth through acquisitions and we expect to continue to grow through additional acquisitions, by sponsoring start-ups and entering into joint ventures and strategic alliances. Acquisitions and start-ups, which by definition have a limited operating history, generally result in increased operating and administrative costs. We may not be able to manage or integrate the acquired or start-up companies or businesses successfully. The process of combining acquired businesses or providing a platform for new investment management businesses or partnering with other businesses may be disruptive to our business and may cause an interruption or reduction of our business as a result of the following factors, among others:

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

Most of our recent acquisitions have involved the purchase of the equity of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company, may expose us to liability for actions taken by an acquired business and its management before the acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies generally would not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our operating results, financial condition and liquidity.

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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In addition, a portion of our Advisory fees are being obtained from restructuring clients, and often these clients do not have sufficient resources to indemnify us for costs and expenses associated with third-party subpoenas and, to the extent claims are not barred as part of the reorganization process, direct claims. In our Investment Management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability could materially adversely affect our business, financial condition, operating results or liquidity or cause significant reputational harm to us, which could seriously harm our business.

Compliance failures and changes in regulation could adversely affect us.

Our Advisory and Investment Management businesses are subject to regulation in the United States, including by the SEC, OCC and FINRA. In Mexico, our business is regulated by the Mexican Ministry of Finance and the Mexican National Banking and Securities Commission and our European business is subject to regulation by the FSA in the United Kingdom. Our failure to comply or have complied with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as an investment adviser or broker-dealer. In addition, any adverse regulatory scrutiny of any of our strategic partners could also have a material adverse effect on our business and reputation. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new Advisory or Investment Management clients. Our broker-dealer operations are subject to periodic examination by the SEC and FINRA. We cannot predict the outcome of any such examinations.

As a result of highly-publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

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

We may not be able to attract and retain high quality, experienced professionals.

Due to the start-up nature of many of our businesses and competition from other firms, we may face difficulties in recruiting professionals of a caliber consistent with our business strategy. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities.

Risks Related to Our Advisory Business

A majority of our revenue is derived from advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our advisory engagements could have a material adverse effect on our financial condition and operating results.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our advisory clients. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Advisory services accounted for 93%, 96% and 93% of Net Revenues in 2009, 2008 and 2007, respectively.

Unlike diversified investment banks, we do not have multiple sources of revenue, such as underwriting or trading securities. We expect that we will continue to rely on advisory fees for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our advisory engagements or the market for advisory services would adversely affect our business.

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

A high percentage of our net revenue is derived from a small number of Advisory clients, and the termination of any one Advisory engagement could reduce our revenue and harm our operating results.

Each year, we advise a limited number of advisory clients. Our top five advisory clients accounted for 44%, 21% and 32% of Net Revenues in 2009, 2008 and 2007, respectively. The composition of the group comprising our largest advisory clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our advisory revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed. For the years ended December 31, 2009, 2008 and 2007, two clients, no clients and one client accounted for more than 10% of the Company’s consolidated Net Revenues, respectively.

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

The requirement of Section 327 of the U.S. Bankruptcy Code requiring that one be a “disinterested person” to be employed in a restructuring has been modified pursuant to the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005. The “disinterested person” definition of the U.S. Bankruptcy Code has historically disqualified certain of our competitors but has not often disqualified us from obtaining a role in a restructuring because we have not been an underwriter of securities or lender. However, a change to the “disinterested person” definition will allow underwriters of securities to compete for restructuring engagements, as well as with respect to the recruitment and retention of professionals. If our competitors succeed in being retained in new restructuring engagements, our restructuring advisory business, and thereby our results of operations, could be adversely affected.

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

We also face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Unlike us, many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have significant expense and resources to support investment banking, including financial advisory services and capital market services, with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses.

Our Cash Equities business’ reliance on a non-affiliated third-party service provider subjects us to operational risks.

Our Cash Equities business has entered into service agreements with third-party service providers for the execution and settlement of client securities transactions. Our business faces the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Our senior management and officers oversee and manage these relationships. Poor oversight and control or inferior performance or service on the part of the service provider could result in loss of customers and violations of applicable rules and regulations. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk.

Underwriting activities place our capital at risk.

We are seeking the authority to serve as an underwriter of securities in conjunction with our Capital Markets Advisory and Cash Equities businesses. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite.

Risks Relating to Our Investment Management Business

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

If the investments we make on behalf of our funds and clients perform poorly, we will suffer a decline in our investment management revenue and earnings and our ability to raise capital from clients or for future funds may be adversely affected.

Our revenue from our Investment Management business is derived from fees earned for our management of client assets and funds calculated as a percentage of the capital committed to our funds or invested in separate accounts; performance fees or carried interest, earned when certain financial returns are achieved over the life of a fund; gains or losses on investments of our own capital in the funds and monitoring, director and transaction fees. In the event that our investments perform poorly on both realized and unrealized bases, our Investment Management revenues and earnings will suffer a corresponding decline. Such a decline may make it more difficult for us to raise any new funds in the future, may result in such fundraising taking longer to complete than anticipated or may prevent us from raising such funds, launching new products, offering new services or raising additional assets in our Institutional Asset or Wealth Management businesses. In addition, to the extent that, over the life of the funds, we have received an amount of carried interest that exceeds a specified percentage of distributions made to the third-party investors in our funds, we may be obligated to repay the amount of this excess to the third-party investors.

The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.

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

The Institutional Asset Management and Wealth Management sectors of our Investment Management business have generated and would be expected to generate lower revenue in a market or general economic downturn. In each of these businesses, investment management fees received are typically based on the market value of assets under management. Accordingly, a further decline in the prices of securities would be expected to cause our revenue and income to further decline by causing the value of our assets under management to decrease. In particular, for our PCB business, a lack of liquidity in Mexican government bonds would have a material adverse effect on the business. Difficult market conditions would result in lower investment management fees, causing negative absolute performance returns for some accounts which have performance-based fees, resulting in a reduction of revenue from such fees, and/or causing some of our clients to withdraw funds from our businesses in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower investment management fees.

Our asset management business depends in large part on our ability to raise capital from third-party investors. If we are unable to raise capital from third-party investors, we would be unable to collect management fees or deploy their capital into investments and potentially collect transaction fees or carried interest, which would materially reduce our revenue and cash flow and adversely affect our financial condition.

Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market or the asset allocation rules or regulations to which such third -party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, during 2008, and into 2009, a large number of third-party investors that invest in alternative assets and have historically invested in our investment funds experienced negative pressure across their investment portfolios, which affected our ability to raise capital from them. As a result of the significant economic downturn, these third-party investors experienced, among other things, a significant decline in the value of their public equity and debt holdings and a lack of realizations from their existing private equity portfolios. Consequently, many of these investors were left with disproportionately outsized remaining commitments to a number of investment funds and were restricted from making new commitments to third-party managed investment funds such as those managed by us. To the extent economic conditions remain negative and these issues persist, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds.

Reliance on a non-affiliated third-party service provider subjects the Company to operational risks.

We have entered into services agreements with third-party service providers for custodial services and trust and investment administration processing and reporting services. Our board of directors and senior management and officers oversee and manage these relationships; however, poor oversight and control on our part or inferior performance or service on the part of the service providers could result in loss of customers, violation of applicable rules and regulations, including, but not limited to, privacy and anti-money laundering laws and otherwise adversely affect our business and operations.

If the Company fails to comply with agreements it has entered into with the OCC, the Company could be adversely affected.

In connection with the organization of ETC, the OCC required the Company and Evercore LP to enter into a Capital and Liquidity Support Agreement, a Capital and Liquidity Maintenance Agreement and other related agreements (collectively, the “OCC Agreements”). The OCC Agreements require the Company’s and Evercore LP’s continuing obligation to provide ETC necessary capital and liquidity support in order to ensure that ETC continues to operate safely and soundly and in accordance with applicable laws and regulations. In particular, the OCC Agreements require that the Company and Evercore LP (1) maintain at least $5 million in Tier 1 capital in ETC or such other amount as the OCC may require, (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3.5 million or 90 days coverage of ETC’s operating expenses and (3) provide at least $10 million of certain collateral held in a segregated account at a third-party depository institution.

If we fail to comply with any of the OCC Agreements, we could become subject to civil money penalties, regulatory enforcement actions, payment of damages and, if the OCC deems it likely that we are unable to fulfill our obligations or breach the OCC Agreements, a forced disposition of ETC. The occurrence of any of these events or the disclosure that these events are probable or under consideration may cause reputational harm and erosion of client trust which, would adversely affect our business and operations.

A portion of our Investment Management activities involves investments in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount we invest in these activities or fail to realize any profits from these activities for a considerable period of time.

We have made principal investments in ECP II and EMCP II, and any new private equity funds we may establish in the future may require us to make some additional principal investments. These funds generally invest in relatively high-risk, illiquid assets. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.

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

Valuation methodologies for certain assets in our private equity funds can be subject to significant subjectivity, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no regularly quoted market prices for a number of investments in our funds. The value of the investments of our funds is determined periodically by us based on applicable accounting principles generally accepted in the United States of America (“U.S. GAAP”) using fair value methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments, and therefore ultimate realized results related to the investment may vary materially from the values based on such assumptions or estimates. In addition, because some of the illiquid investments held by our funds are or may in the future be in industries or sectors which are unstable, in distress or undergoing some uncertainty, such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s value do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund values would result in losses for the applicable fund and the loss of potential incentive income and principal investments.

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

With the exception of a non-managing equity interest in the general partner of the ECP II and the Discovery Fund, the general partners of our private equity funds at the time of the IPO were not contributed to us in connection with the Reorganization and are owned by our Senior Managing Directors and other third parties. Accordingly, we do not receive any carried interest from ECP I or EVP or any gains (or losses) arising from investments in those funds. As a result, although ECP I and EVP are in their realization, or harvesting, periods, the time and attention that our Senior Managing Directors and employees devote to monetizing the investments of these funds will not financially benefit us and may reduce the time and attention these individuals devote to our business. In addition, while we will receive 8% to 9% (depending on the particular fund investment) of the carried interest realized from ECP II and 10% from the Discovery Fund, the time and attention that our Senior Managing Directors and employees devote to managing these funds may not be as profitable to us as other business activities and opportunities to which these individuals might otherwise have devoted their time and attention.

Risks Related to Our International Operations

A portion of our revenues are derived from our international operations, which are subject to certain risks.

In 2009, we earned 18% of our Total Revenues, excluding Other Revenue, from clients and private equity funds located outside of the United States. We intend to significantly grow our non-U.S. business, and this growth is critical to our overall success. In addition, many of our larger clients for our U.S. advisory business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Moreover, given the challenges the U.S. economy has faced, we expect a significant number of non-U.S. entities will play a greater role in the U.S. M&A market.

Fluctuations in foreign currency exchange rates could adversely affect our results of operations.

Because our financial statements are denominated in U.S. dollars and, as a result of recent acquisitions, we will be receiving portions of our net revenue from continuing operations in other currencies, predominantly in Mexican pesos, euros and British pounds, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to the Company’s financial results.

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

Because revenue generated by Protego’s advisory business, which accounted for 71% of its net revenue in 2009, is directly related to the volume and value of the transactions in which it is involved, during periods of unfavorable market or economic conditions in Mexico, the volume and value of mergers and acquisitions and other types of transactions may decrease, thereby reducing the demand for Protego’s advisory services and increasing price competition among financial services companies seeking such engagements. Protego’s results of operations would be adversely affected by any such reduction in the volume or value of these and similar advisory transactions.

Political events in Mexico, including a change in state and municipal political leadership, may result in disruptions to Protego’s business operations and adversely affect its revenue.

The Mexican government exercises significant influence over many aspects of the Mexican economy, and Mexico’s financial sector is heavily regulated. Any action by the government, including changes in the regulation of Mexico’s financial sector, could have an adverse effect on the operations of Protego, especially on its asset management business.

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

Risks Related to Our Organizational Structure

We are required to pay our Senior Managing Directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received in connection with exchanges of Evercore LP partnership units (“LP Units”) for shares and related transactions.

As of December 31, 2009, there were 12,368,800 vested and 4,540,482 unvested LP Units held by our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

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

Our Senior Managing Directors own shares of our Class A common stock and our Class B common stock. Our certificate of incorporation provides that the holders of the shares of our Class B common stock are entitled to a number of votes that is determined pursuant to a formula that relates to the number of LP Units held by such holders. Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit in Evercore LP held by such holder. Accordingly, our Senior Managing Directors, and certain trusts benefiting their families, collectively have 48% of the voting power in Evercore Partners Inc. As a result, because our Senior Managing Directors have a majority of the voting power in Evercore Partners Inc. and our certificate of incorporation does not provide for cumulative voting, they have the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and can preclude any unsolicited acquisition of our company. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

At December 31, 2009, we had a total of 16,346,584 shares of our Class A common stock outstanding, of which 2,188,352 shares were restricted and become available for sale beginning in 2012. In addition, our Senior Managing Directors own an aggregate of 16,909,282 partnership units in Evercore LP, of which 12,368,800 partnership units were fully vested and 4,540,482 partnership units were unvested. Our amended and restated certificate of incorporation allows the exchange of partnership units in Evercore LP (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions. Also, as of December 31, 2009, 7,956,301 restricted stock units (“RSUs”) issued pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan were outstanding. Of these RSUs, 2,024,840 were fully vested and 5,931,461 were unvested.

During the first quarter of 2010, as part of the 2009 bonus awards, we granted to certain employees 1,099,756 unvested RSUs pursuant to the 2006 Plan.

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of 2009 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Our principal executive offices are located in leased office space at 55 East 52nd Street, New York, New York. We also lease the space for our offices at 3 Embarcadero Center, San Francisco, California; at 601 S. Figueroa Street, Los Angeles, California; at 1099 New York Avenue, N.W., Washington D.C.; at One Post

Office Square, Boston, Massachusetts; at 909 Fannin Street, Houston, Texas; at Av. Lázaro Cárdenas 2400 Torre D-33, Col. San Agustin in Monterrey, Mexico; at Blvd. Manuel A. Camacho 36-22, Col. Lomas de Chapultepec in Mexico City, Mexico; and at 10 Hill Street in London, U.K. We do not own any real property. We consider these arrangements to be adequate for our present needs.

Item 3.	Legal Proceedings

General

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses, and, in the past, the Company and its affiliates have been named as a defendant in civil litigation matters involving present or former clients or competitors. In addition, Mexican, U.K. and U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

The Company contests liability and/or the amount of damages as appropriate. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of any pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with Accounting Standards Codification (“ASC”) 450, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Evercore Class A Common Stock

Our Class A common stock is listed on the NYSE and is traded under the symbol “EVR.” At the close of business on February 18, 2010, there were 13 Class A common stockholders of record.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock, as reported on the NYSE:

	2009		2008
	High	Low	High	Low
First Quarter	$16.95	$9.56	$21.81	$15.76
Second Quarter	$20.88	$14.26	$19.34	$9.46
Third Quarter	$30.21	$17.63	$18.65	$7.46
Fourth Quarter	$35.62	$27.43	$18.17	$6.30

There is no trading market for the Evercore Partners Inc. Class B common stock. As of February 18, 2010, there were 51 holders of record of the Class B common stock.

Dividend Policy

The Company paid quarterly cash dividends of $0.15 per share of Class A common stock for the quarter ended December 31, 2009, and $0.12 per share of Class A common stock for the quarters ended September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008.

During 2009, we began paying dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A common shares, on all unvested RSU grants awarded in conjunction with annual bonuses. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.

The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account: general economic and business conditions; our financial condition and operating results; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including Evercore LP) to us; and such other factors as our board of directors may deem relevant.

We are a holding company and have no material assets other than our ownership of partnership units in Evercore LP. We intend to cause Evercore LP to make distributions to us in an amount sufficient to cover dividends, if any, declared by us. If Evercore LP makes such distributions, the limited partners of Evercore LP will be entitled to receive equivalent distributions from Evercore LP on their vested partnership units.

Recent Sales of Unregistered Securities

None

Share Repurchases for the period October 1, 2009 through December 31, 2009

2009	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program(1)
October 1 to October 31	—	$—	—	$24,372,056
November 1 to November 30	10,301	30.53	—	24,372,056
December 1 to December 31	—	—	—	24,372,056

Total	10,301	$30.53	—	$24,372,056

(1)	On May 7, 2008, Evercore’s Board authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.” During 2009, certain balances for prior periods have been reclassified to conform to their current presentation in order to improve consistency with Management’s understanding of the business.

	Consolidated				Combined
	2009	2008	2007	For the Period August 10, 2006 through December 31, 2006	For the Period January 1, 2006 through August 9, 2006	2005
	SUCCESSOR	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR	PREDECESSOR
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
REVENUES
Advisory Revenue	$293,311	$181,608	$295,751	$87,659	$96,122	$110,842
Investment Management Revenue	21,863	9,440	20,158	6,591	16,860	14,584
Other Revenue	22,234	33,885	24,141	8,622	643	209

TOTAL REVENUES	337,408	224,933	340,050	102,872	113,625	125,635
Interest Expense	24,269	30,278	18,451	6,794	1,706	—

NET REVENUES	313,139	194,655	321,599	96,078	111,919	125,635

EXPENSES
Operating Expenses(a)	260,928	188,975	235,502	63,268	43,594	59,103
Other Expenses	32,433	15,064	141,032	7,003	—	—

TOTAL EXPENSES	293,361	204,039	376,534	70,271	43,594	59,103

INCOME (LOSS) BEFORE INCOME TAXES	19,778	(9,384)	(54,935)	25,807	68,325	66,532
Provision for Income Taxes(b)	19,532	179	12,401	6,030	2,368	3,372

NET INCOME (LOSS)	246	(9,563)	(67,336)	19,777	65,957	63,160
Net Income (Loss) Attributable to Noncontrolling Interest	1,816	(4,850)	(32,841)	15,991	6	8

NET INCOME (LOSS) ATTRIBUTABLE TO EVERCORE PARTNERS INC.	$(1,570)	$(4,713)	$(34,495)	$3,786	$65,951	$63,152

Dividends Declared per Share	$0.51	$0.48	$0.41	$—	N/A	N/A

Net Income (Loss) per Share Attributable to Evercore Partners Inc. Common Shareholders	$(0.10)	$(0.36)	$(3.38)	$0.76	N/A	N/A

STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$891,160	$738,940	$689,096	$301,503	N/A	$81,456
Long-term Liabilities	$179,113	$141,980	$50,205	$914	N/A	$257
Total Liabilities	$595,404	$507,355	$469,781	$152,108	N/A	$29,677
Noncontrolling Interest	$29,361	$15,978	$46,699	$36,294	N/A	$274
Total Equity	$295,756	$231,585	$219,315	$149,395	N/A	$51,779

(a)	Prior to our August 2006 IPO, payments for services rendered by our Senior Managing Directors were accounted for as distributions of members’ capital rather than as compensation expense.

(b)	Prior to our August 2006 IPO, our income was not subject to U.S. federal and state income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Evercore Partners Inc.’s consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Key Financial Measures

Revenue

Total revenues reflect revenues from our Advisory and Investment Management business segments that include transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense related to repurchase agreements, Senior Notes and other borrowings.

Advisory. Our Advisory business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, restructurings, financings and other strategic transactions. The amount and timing of the fees paid vary by the type of engagement. In general, fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our advisory revenue comes from fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals.

Revenue trends in our Advisory business generally are correlated to the volume of M&A activity and/or restructuring activity, which tends to be counter-cyclical to M&A. However, deviations from this trend can occur in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity.

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

Investment Management. Our Investment Management business includes operations related to the management of the Institutional Asset Management, Wealth Management and Private Equity businesses. Revenue sources primarily include management fees, which include fees earned from portfolio companies, fiduciary and consulting fees, performance fees (including carried interest) and gains (or losses) on our investments.

Management fees from EAM, EWM and PCB generally represent a percentage of assets under management. Fess from ETC and PCB’s trust business includes fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement and are individually negotiated. Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Performance fees from private equity funds are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to “claw-back” provisions. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.

Transaction-Related Client Reimbursements. In both our Advisory and Investment Management segments, we make various transaction-related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our clients or the contracts with the limited partners in the private equity funds we manage, these expenditures may be reimbursable. We define these expenses as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Client expense reimbursements are recorded as revenue on the Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

Net Interest Revenue. Net interest revenue is derived from investing customer funds in financing transactions by PCB. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Net interest revenue also includes interest expense associated with the Senior Notes, as well as income earned on marketable securities and cash deposited with financial institutions.

Operating Expenses

Employee Compensation and Benefits Expense. We include all payments for services rendered by our employees, including our Senior Managing Directors, in employee compensation and benefits expense.

We maintain compensation programs, including base salary, cash and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel, and it reflects the impact of newly-hired Senior Managing Directors, including related grants of equity awards valued at current and prior stock prices.

Increasing the number of high-caliber Senior Managing Directors and Portfolio Managers and Client Relationship Officers is critical to our growth efforts. These hires generally do not begin to generate significant revenue in the year they are hired.

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

Other Expenses

Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, charges associated with the May 2007 follow-on offering, a 2007 severance agreement, deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, Special Charges in conjunction with the cancellation of employee share-based awards, the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, Acquisition and Transition Costs incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles associated with acquisitions.

Provision for Income Taxes

We account for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of our assets and liabilities.

Noncontrolling Interest

We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors and their estate planning vehicles in Evercore LP, as well as the portions of PCB, EWM, EAM and ETC not owned by Evercore. As described in Note 1 to our consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP. Prior to the Company’s stock offering and purchase of the noncontrolling interest in Evercore LP in the third quarter of 2009, Evercore Partners Inc. had a minority economic interest in Evercore LP but a majority voting interest in and controlled the management of Evercore LP. Subsequent to the Company’s stock offering in the third quarter of 2009, in addition to having a majority voting interest in and controlling the management of Evercore LP, Evercore Partners Inc. has a majority economic interest in Evercore LP. As a result, both before and after the Company’s stock offering in the third quarter of 2009, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners. For further information see Note 15 to our consolidated financial statements.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2009, 2008 and 2007. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Advisory and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

The global financial markets experienced nearly unprecedented disruption and volatility during 2008 and therefore, difficult market conditions persisted throughout most of 2008 and continued into 2009. These conditions gave rise to increased restructuring activity and decreased M&A activity during 2009. The capital markets improved in the second half of 2009.

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

	For the Years Ended December 31,			Change
	2009	2008	2007	2009 v. 2008	2008 v. 2007
	(dollars in thousands, except per share data)
REVENUES
Advisory Revenue	$293,311	$181,608	$295,751	62%	(39)%
Investment Management Revenue	21,863	9,440	20,158	132%	(53)%
Other Revenue	22,234	33,885	24,141	(34)%	40%

TOTAL REVENUES	337,408	224,933	340,050	50%	(34)%
Interest Expense	24,269	30,278	18,451	(20)%	64%

NET REVENUES	313,139	194,655	321,599	61%	(39)%

EXPENSES
Operating Expenses	260,928	188,975	235,502	38%	(20)%
Other Expenses	32,433	15,064	141,032	115%	(89)%

TOTAL EXPENSES	293,361	204,039	376,534	44%	(46)%

INCOME (LOSS) BEFORE INCOME TAXES	19,778	(9,384)	(54,935)	NM	83%
Provision for Income Taxes	19,532	179	12,401	NM	(99)%

NET INCOME (LOSS)	246	(9,563)	(67,336)	NM	86%
Net Income (Loss) Attributable to Noncontrolling Interest	1,816	(4,850)	(32,841)	NM	85%

NET INCOME (LOSS) ATTRIBUTABLE TO EVERCORE PARTNERS INC.	$(1,570)	$(4,713)	$(34,495)	67%	86%

DILUTED NET INCOME (LOSS) PER SHARE	$(0.10)	$(0.36)	$(3.38)	72%	89%

As of December 31, 2009, 2008 and 2007 our total headcount was as follows:

	As of December 31,
	2009
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total	2008	2007
Senior Managing Directors:
Advisory	27	6	8	41	34	28
Investment Management	3	1	—	4	9	9
Corporate	3	—	—	3	2	3
Portfolio and Client Relationship Managers	24	—	—	24	8	—
Professionals and Administrative Personnel(1)	233	109	29	371	282	249

Total	290	116	37	443	335	289

(1)	Excludes two and one interns as of December 31, 2009 and 2007, respectively.

2009 versus 2008

Net revenues were $313.1 million in 2009; an increase of $118.5 million, or 61%, versus net revenue of $194.7 million in 2008. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $260.9 million in 2009 as compared to $189.0 million in 2008, a 38% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $201.4 million in 2009, an increase of $62.2 million, or 45%, versus expense of $139.2 million in 2008. The increase was primarily due to the accrual of higher amounts of discretionary compensation, reflecting higher revenues, as well as sign-on costs incurred in conjunction with the appointment of the President and Chief Executive Officer and compensation costs resulting from our new businesses in the Investment Management segment. Non-compensation expenses as a component of Operating Expenses were $59.5 million in 2009, an increase of $9.7 million, or 20% over non-compensation operating expenses of $49.8 million in 2008. Non-compensation operating expenses increased compared to 2008 primarily as a result of increased Professional Fees and other costs, primarily driven by the acquisition of a controlling interest in ETC, EAM and EWM.

Total Other Expenses of $32.4 million in 2009 relate to amortization costs associated with unvested LP Units and certain other awards of $9.4 million, Special Charges of $20.1 million in conjunction with the cancellation of employee share-based awards, the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, Acquisition and Transition Costs of $0.7 million incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles of $2.2 million. Total Other Expenses of $15.1 million in 2008 related to Acquisition and Transition Costs of $1.6 million incurred in connection with acquisitions that were in process, Special Charges of $4.1 million in connection with the write-off of certain capitalized costs associated with Evercore Capital Partners III L.P. and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office, $7.5 million of deferred consideration pursuant to the Braveheart Sale and Purchase Agreement and amortization of intangibles of $1.9 million.

The provision for income taxes in 2009 was $19.5 million, which reflected an effective tax rate of 98.8%. This provision was impacted by non-deductible charges for the cancellation of certain equity awards for employees who continue to be employed by us, the modification of LP Units and certain other awards, as well as a valuation allowance on our deferred tax assets associated with our foreign subsidiaries and certain discrete adjustments and non-deductable equity-based share grants resulting from a decline in our share price from the date of grant to the date of vesting, which were permanent in nature. The provision for income taxes in 2008 was $0.2 million, which reflected an effective tax rate of (1.9%).

Noncontrolling interest was $1.8 million in 2009 compared to ($4.9) million in 2008, reflecting the allocation of net income for 2009 and a net loss for 2008.

2008 versus 2007

During 2008, our business operations were materially affected by adverse financial and economic conditions in the United States and abroad. As a result, in 2008, we experienced significant decreases in our Net Revenues compared to 2007. Net revenue was $194.7 million in 2008; a decrease of $126.9 million, or 39%, versus net revenue of $321.6 million in 2007. In 2008, Net revenues reflected interest on our Senior Notes.

Total Operating Expenses were $189.0 million in 2008 as compared to $235.5 million in 2007, a 20% decrease. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $139.2 million in 2008, a decrease of $34.1 million, or 20%, versus expense of $173.3 million in the same period in 2007. The decrease was primarily due to lower amounts of discretionary compensation reflecting lower revenues in 2008. Non-compensation expenses as a component of Operating Expenses were $49.8 million in 2008, a decrease of $12.4 million, or 20% over non-compensation operating expenses of $62.2 million in 2007. Non-compensation operating expenses decreased in 2008 as compared to 2007 primarily as a result of decreases in Professional Fees pursuant to cost reduction measures implemented in 2008. The decrease was partially offset by an increase in Travel and Related Expenses and Communications and Information Services as a result of increased travel associated with higher headcount and increased research costs. The decrease in Professional Fees is primarily related to the completion of projects associated with Sarbanes-Oxley compliance, as well as renegotiated contracts with vendors.

Total Other Expenses of $15.1 million in 2008 related to Acquisition and Transition Costs of $1.6 million incurred in connection with acquisitions that were in process, Special Charges of $4.1 million in connection with the write-off of certain capitalized costs associated with ECP capital raising and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office, $7.5 million of deferred consideration pursuant to the Braveheart Sale and Purchase Agreement and amortization of intangibles associated with the acquisitions of Protego and Braveheart of $1.9 million. Total Other Expenses of $141.0 million in 2007 related to the costs incurred for the vesting of LP Units and stock-based awards associated with the completion of the Follow-On Offering of $123.6 million, a stock-based compensation component of a severance agreement of $2.3 million and the amortization of intangible assets associated with the acquisitions of Protego and Braveheart of $15.0 million.

The provision for income taxes in 2008 was $0.2 million, which reflected an effective tax rate of (1.9%). This provision was impacted by certain discrete adjustments and non-deductable equity-based share grants resulting from a decline in our share price from the date of grant to the date of vesting, which were permanent in nature, as well as a valuation allowance on deferred tax assets associated with one of our entities in Mexico. The provision for income taxes for 2007 was $12.4 million, which reflected an effective tax rate of (22.6%), largely resulting from the non-deductable equity-based compensation expense associated with the Follow-on Offering.

Net Loss Attributable to Noncontrolling Interest was $(4.9) million in 2008 compared to $(32.8) million in 2007, reflecting a lower net loss for 2008.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Advisory

The following table summarizes the operating results of the Advisory segment.

	For the Years Ended December 31,			Change
	2009	2008	2007	2009 v. 2008	2008 v. 2007
	(dollars in thousands)
ADVISORY REVENUES
Advisory Revenue(1)	$293,311	$181,608	$295,751	62%	(39)%
Other Revenue, net(2)	(677)	5,020	3,959	NM	27%

NET ADVISORY REVENUES	292,634	186,628	299,710	57%	(38)%

ADVISORY EXPENSES
Operating Expenses	204,399	157,097	193,204	30%	(19)%
Other Expenses	17,728	9,336	114,000	90%	(92)%

TOTAL ADVISORY EXPENSES	222,127	166,433	307,204	33%	(46)%

ADVISORY OPERATING INCOME	$70,507	$20,195	$(7,494)	249%	NM

(1)	Includes reimbursable expenses of $6.0 million, $3.2 million and $4.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Includes interest expense on the Senior Notes of $2.7 million for the year ended December 31, 2009.

For the year ended December 31, 2009, the level of Global M&A activity was lower than for the year ended December 31, 2008, as evidenced by the following industry statistics regarding the volume of transactions:

	For the Years Ended December 31,
	2009	2008	2007
Industry Statistics ($ in billions)*
Value of North American M&A Deals Announced	$827	$1,016	$1,747
Value of North American M&A Deals Completed	$811	$1,040	$1,937
Value of Global M&A Deals Announced	$2,066	$2,851	$4,078
Value of Global M&A Deals Completed	$1,712	$2,830	$3,982

Evercore Statistics**
Total Number of Advisory Clients	162	149	145
Advisory Clients With Fees of at Least $1 million	42	50	55
Advisory Clients With Fees of at Least $5 million	12	8	17

*	Source: Thomson Financial January 14, 2010

**	Includes revenue generating clients only

As of December 31, 2009, 2008 and 2007, our headcount for our Advisory segment was as follows:

	As of December 31,
	2009				2008	2007
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors	27	6	8	41	34	28
Other Advisory Professionals	106	30	17	153	127	107

Total	133	36	25	194	161	135

Advisory Results of Operations

2009 versus 2008

Net Advisory Revenues were $292.6 million in 2009 compared to $186.6 million in 2008, which represented an increase of 57%, despite the dollar value of North American and Global M&A completed transactions decreasing 22% and 40%, respectively. The increase in revenues over 2008 reflected a strong contribution from U.S. restructuring assignments and our participation in larger U.S. M&A fees relative to those recognized in the prior year.

Operating Expenses were $204.4 million in 2009, as compared to $157.1 million in 2008, an increase of $47.3 million, or 30%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $163.3 million in 2009, as compared to $116.4 million in 2008, an increase of $46.8 million, or 40%. The increase was primarily due to higher amounts of discretionary compensation accrued, reflecting higher revenues, as well as sign-on costs incurred in conjunction with the appointment of the President and Chief Executive Officer. Non-compensation expenses, as a component of Operating Expenses, were $41.1 million in 2009, as compared to $40.7 million in 2008, an increase of $0.5 million, or 1%. Non-compensation operating expenses increased slightly from the prior year.

Other Expenses of $17.7 million in 2009 included $7.9 million related to amortization costs associated with unvested LP Units and certain other awards, $7.9 million of Special Charges and $1.9 million of intangible asset amortization. Other Expenses of $9.3 million in 2008 related to a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement of $7.5 million, as well as amortization of intangibles of $1.9 million.

2008 versus 2007

Net Advisory Revenues were $186.6 million in 2008 compared to $299.7 million in 2007, which represented a decrease of 38%. There was a decrease in the number of large transactions in 2008, which resulted in fewer large transaction fees earned by us in 2008. The dollar value of North American and Global M&A completed transactions decreased 46% and 29%, respectively, compared to 2007, which was consistent with the decrease in Advisory Revenue for 2008.

Operating Expenses were $157.1 million in 2008, as compared to $193.2 million in 2007, a decrease of $36.1 million, or 19%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $116.4 million in 2008, as compared to $147.1 million in 2007, a decrease of $30.7 million, or 21%. The decrease was primarily due to lower incentive compensation associated with lower revenues in 2008, offset in part by increased headcount. Non-compensation expenses, as a component of Operating Expenses, were $40.7 million in 2008, as compared to $46.1 million in 2007, a decrease of $5.4 million, or 12%. Non-compensation expenses decreased in 2008 as compared to 2007 primarily as a result of decreases in Professional Fees. The decrease was partially offset by an increase in Travel and Related Expenses and Communications and Information Services as a result of increased travel and research costs. The decrease in Professional Fees was primarily related to the completion of projects associated with Sarbanes-Oxley compliance, as well as renegotiated contracts with vendors.

Other Expenses of $9.3 million in 2008 related to a charge associated with deferred consideration pursuant to the Braveheart Sale and Purchase Agreement of $7.5 million, as well as amortization of intangibles of $1.9 million. Other Expenses of $114.0 million in 2007 related to the costs incurred for the vesting of LP Units and stock-based awards associated with the completion of the Follow-On Offering of $97.7 million, a stock-based component of a severance agreement of $1.1 million and the amortization of intangibles of $15.0 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2009	2008	2007	2009 v. 2008	2008 v. 2007
	(dollars in thousands)
Management Fees
Wealth Management	$3,903	$22	$—	NM	NM
Institutional Asset Management	14,876	2,658	1,166	460%	128%
Private Equity	10,210	9,538	14,608	7%	(35)%

Total Management Fees	28,989	12,218	15,774	137%	(23)%

Realized and Unrealized Gains (Losses)
Institutional Asset Management	713	(3,140)	(291)	NM	(979)%
Private Equity	(5,179)	1,664	5,580	NM	(70)%

Total Realized and Unrealized Gains (Losses)	(4,466)	(1,476)	5,289	(203)%	NM

HighView	(920)	(679)	—	(35)%	NM
Equity in EAM Losses(1)	(334)	(252)	(905)	(33)%	72%
Equity in Pan Losses	(1,406)	(371)	—	(279)%	NM

Investment Management Revenue(2)	21,863	9,440	20,158	132%	(53)%
Other Revenue, net(3)	(1,358)	(1,413)	1,731	4%	NM

NET INVESTMENT MANAGEMENT REVENUES	20,505	8,027	21,889	155%	(63)%

INVESTMENT MANAGEMENT EXPENSES
Operating Expenses	56,529	31,878	42,298	77%	(25)%
Other Expenses	14,705	5,728	27,032	157%	(79)%

TOTAL INVESTMENT MANAGEMENT EXPENSES	71,234	37,606	69,330	89%	(46)%

INVESTMENT MANAGEMENT OPERATING LOSS(4)	$(50,729)	$(29,579)	$(47,441)	(72)%	38%

(1)	Consolidated April 1, 2009.

(2)	Includes reimbursable expenses of $0.2 million, $0.6 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(3)	Includes interest expense on the Senior Notes of $4.9 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively.

(4)	Includes Noncontrolling interest of $3.3 million for the year ended December 31, 2009.

Investment Management Results of Operations

Our Wealth Management and Institutional businesses in the United States include the results of our new businesses, EWM and ETC, which commenced operations in the fourth quarter of 2008 and second quarter of 2009, respectively, and EAM, which was consolidated as of April 1, 2009. EWM manages investment portfolios and implements financial planning strategies for high net-worth individuals. ETC, in conjunction with the acquisition of SFS, focuses on providing specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations. In addition, ETC provides personal trustee, executor and custody services for EWM. EAM is an institutional money manager specializing in small- and mid-cap value and core equities and earns revenues on a percentage of assets under management. Revenues from EWM are primarily earned on a percentage of assets under management, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements. These businesses earned $14.9 million of revenues and incurred $23.5 million of expenses for the year ended December 31, 2009. Our Investment Management results of operations continue to reflect the start-up nature of these businesses.

Our U.S. private equity funds earn management fees of 2% on committed capital during their investment period and 1% of invested capital thereafter. By January 2008, all of our U.S. private equity funds completed their investment period, causing a step-down in fees. Our Mexico private equity fund earns management fees of 2% on committed capital during their investment period and 2% on net funded committed capital thereafter. Management fees for our Mexican private equity fund, EMCP II, were calculated on committed capital. For the year ended December 31, 2009, management fee calculations for U.S. funds were based on $420.8 million of invested capital. For the year ended December 31, 2008, the management fee for U.S. funds was based on $466.4 million of invested capital. We expect management fees to decline over the remaining life of the funds, as the funds continue to exit their portfolio company holdings.

In addition, the General Partner of private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the General Partner of ECP II and 100% of Carried Interest in EMCP II. As a result of amendments in December 2009, the Company will no longer receive management fees on ECP I.

Assets under management for our Investment Management business of $4.5 billion at December 31, 2009, increased from $1.6 billion at December 31, 2008, reflecting an increase in clients associated with new businesses, as well as asset growth.

2009 versus 2008

Net Investment Management Revenues were $20.5 million in 2009, compared to $8.0 million in 2008, which represented an increase of 155%. Management Fees earned from the management of client portfolios and other investment advisory services increased 137% from 2008 as a result of the acquisition of new businesses, as well as continued growth in assets under management. Realized and Unrealized Gains (Losses) decreased substantially from the prior year primarily resulting from losses related to ECP II. Other contributing factors for our losses include our losses related to the HighView Investment Group (“HighView”), Pan and EAM.

Operating Expenses were $56.5 million in 2009, as compared to $31.9 million in 2008, an increase of $24.7 million, or 77%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $38.1 million in 2009, as compared to $22.8 million in 2008, an increase of $15.4 million, or 67%. The increase was primarily due to sign-on costs incurred in conjunction with the appointment of the President and Chief Executive Officer and compensation costs resulting from new businesses, as well as a charge for the accelerated vesting of RSUs in connection with U.S. private equity restructuring and severance. Non-compensation expenses, as a component of Operating Expenses, were $18.4 million in 2009, as compared to $9.1 million in 2008, an increase of $9.3 million, or 102%. The increase was primarily a result of the acquisition of new businesses.

Other Expenses of $14.7 million in 2009 included $1.5 million related to amortization costs associated with unvested LP Units and certain other awards, Special Charges of $12.2 million, Acquisition and Transition Costs of $0.7 million and amortization of intangibles of $0.3 million. Total Other Expenses of $5.7 million in 2008 included Special Charges of $4.1 million and Acquisition and Transition Costs of $1.6 million.

2008 versus 2007

Net Investment Management Revenues were $8.0 million in 2008, compared to $21.9 million in 2007, a decrease of $13.9 million, or 63%. Private Equity revenues, as a component of Investment Management Revenues, were $11.2 million in 2008, a decrease of $9.0 million, or 45%, compared to Private Equity revenue of $20.2 million in 2007. Private Equity revenue declined in 2008 compared to 2007 primarily due to the step-down in management fees in 2008 from 2% of committed capital to 1% of invested capital in accordance with the ECP II partnership agreement, in addition to smaller realized and unrealized gains, including carried interest.

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

Operating Expenses were $31.9 million in 2008, as compared to $42.3 million in 2007, a decrease of $10.4 million, or 25%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $22.8 million in 2008, as compared to $26.3 million in 2007, a decrease of $3.5 million, or 13%. Non-compensation expenses, as a component of Operating Expenses, were $9.1 million in 2008, as compared to $16.0 million in 2007, a decrease of $6.9 million, or 43%. The decrease was primarily related to a decrease in Professional Fees, which was primarily related to the completion of projects associated with Sarbanes-Oxley compliance, as well as renegotiated contracts with vendors.

Other Expenses of $5.7 million in 2008 related to Acquisition and Transition Costs of $1.6 million and Special Charges of $4.1 million. Other Expenses of $27.0 million in 2007 related to the costs incurred for the vesting of LP Units and stock-based awards associated with the completion of the Follow-On Offering of $25.9 million and a stock-based component of a severance agreement of $1.1 million.

Follow-On Offerings of Class A Common Stock

During the second quarter of 2007, we completed an offering of 1,581,778 shares of Class A common stock. Net proceeds in conjunction with this issuance were $42.1 million. We contributed all of the net proceeds from this offering to Evercore LP, and Evercore LP issued to us 1,581,778 LP Units. We used and intend to use these proceeds to expand and diversify our Advisory and Investment Management businesses and for general corporate purposes in our operating subsidiary, Evercore LP. In conjunction with this offering, the members of Evercore LP (the “Members”) exchanged 2,942,932 LP Units for shares of our Class A common stock on a one-for-one basis.

During the third quarter of 2009, we completed an offering of 3,721,788 shares of Class A common stock. Net proceeds in conjunction with this issuance were $70.8 million. We used all of the proceeds from this offering to purchase from certain holders, including members of our senior management, a number of outstanding LP Units that was equal to the number of newly-issued shares of Class A common stock sold by us in the offering.

Transactions related to the 2007 offering resulted in Messrs. Altman, Beutner (our former President, Co-Chief Executive Officer, Chief Investment Officer and director) and Aspe, and trusts benefiting their families and permitted transferees, collectively, ceasing to beneficially own at least 90% of the aggregate LP Units owned by them on the date of the Reorganization, which in turn resulted in the vesting of 4,735,867, or approximately 50%, of the unvested LP Units, 1,007,064 unvested RSUs and 90,606 unvested shares of restricted stock. The vesting of LP Units resulted in a non-cash charge to compensation expense and an offsetting increase in Noncontrolling Interest of $99.5 million on our Consolidated Statement of Financial Condition as of December 31, 2007, and the vesting of RSUs and restricted stock resulted in a non-cash charge to compensation expense of $23.8 million and an offsetting increase in Stockholders’ Equity of $23.8 million on our Consolidated Statement of Financial Condition as of December 31, 2007. We refer to the above 2007 transactions collectively as the “Follow-On Offering.” Prior to the Follow-On Offering, each holder of Class B common stock had effectively ceded their voting rights with respect to their ownership of Class B common stock and LP Units to Messrs. Altman, Beutner and Aspe. Subsequent to the Follow-On Offering, each holder of Class B common stock is entitled to one vote for each LP Unit held by such holder.

In addition, LP Units held by Members may be exchanged in the future for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The above exchanges and any such future exchanges are expected to result in an increase in the tax basis of the tangible and intangible assets of Evercore LP. These increases in tax basis increase (for tax purposes) amortization and, therefore, reduce the amount of tax that we would otherwise be required to pay.

We have entered into a tax receivable agreement with Members that provides for the payment by us to an exchanging Member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis. We expect to benefit from the remaining 15% of cash savings, if any, in income tax that we realize. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that, as a result of the size of the increases of the tangible and intangible assets of Evercore LP attributable to our interest in Evercore LP, during the expected term of the tax receivable agreement, the payments that we may make to our Members are expected to be substantial.

The effects of the tax receivable agreement on our Consolidated Statement of Financial Condition as a result of the above exchanges were increases of $45.6 million and $37.8 million related to the 2007 and 2009 offerings, respectively, in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by Evercore LP, based on enacted federal and state tax rates at the dates of the transactions. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance.

We also recorded 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as increases of $38.8 million and $32.1 million related to the 2007 and 2009 offerings, respectively, between Amounts Due Pursuant to Tax Receivable Agreements and Payable to Employees and Related Parties. We recorded the remaining 15% of the estimated realizable tax benefit, or $6.8 million and $5.7 million related to the 2007 and 2009 offerings, respectively, as increases to Additional Paid-In-Capital.

The amounts that were recorded for both the deferred tax asset and the liability for our obligations under the tax receivable agreement have been estimated. Any additional payments under the tax receivable agreement that will further increase the tax benefits and the estimated payments under the tax receivable agreement have not been included in the estimates. All of the effects of changes in any of our estimates after the dates of the exchanges will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Future exchanges of LP Units for our shares of Class A common stock will be accounted for in a similar manner.

If all of the remaining unvested and unforfeited RSUs as of December 31, 2009 were to vest at some point in the future, based on the grant date fair value of the Class A common stock deliverable pursuant to such RSUs of $21.00 per share, the total amount of compensation expense that we will record in connection with the vesting of these unvested RSUs would be approximately $13.1 million. To the extent unvested RSUs vest, they are included in weighted average shares outstanding for purposes of calculating basic and diluted net income per share, which has a dilutive effect on these measures.

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

	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$246	$(9,563)	$(67,336)
Noncash charges	78,796	43,589	150,618
Other operating activities	9,059	(15,756)	62,836

Operating activities	88,101	18,270	146,118
Investing activities	(42,680)	(112,235)	(7,508)
Financing activities	(14,880)	90,029	(10,519)
Effect of exchange rate changes	239	(13,637)	(36)

Net Increase in Cash and Cash Equivalents	30,780	(17,573)	128,055
Cash and Cash Equivalents:
Beginning of Period	175,902	193,475	65,420

End of Period	$206,682	$175,902	$193,475

2009. Cash and Cash Equivalents were $206.7 million at December 31, 2009, an increase of $30.8 million versus Cash and Cash Equivalents of $175.9 million at December 31, 2008. Operating activities during 2009 resulted in a net inflow of $88.1 million, primarily related to higher earnings, excluding non-cash charges which reflect an increase in share-based compensation resulting from the cancellation of certain equity awards, and an increase in accrued compensation and benefits, offset by an increase in assets segregated for bank regulators. Cash of $42.7 million was used in investing activities primarily for purchases of marketable securities and the acquisitions of SFS and EAM. Financing activities during the period used cash of $14.9 million, primarily for partnership distributions, the purchase of LP Units, payment of dividends and treasury stock purchases offset by the issuance and sale of Class A common shares, LP Units and for cash received from the noncontrolling interest of ETC.

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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. The domestic and global markets and economic conditions have been disruptive and volatile throughout 2008 and continued into 2009. In particular, the cost and availability of funding have been and may be adversely affected by illiquid credit markets and wider credit spreads in the future. Revenue generated by our Advisory business is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally has decreased, thereby reducing the demand for our advisory services among financial services companies seeking such engagements. Our operating results are adversely affected by any such reduction in the number or value of mergers and acquisitions transactions. This reduction has been partially offset by an increase in restructuring advisory activity. In addition, as a result of the market and general economic conditions, the private equity funds that our Investment Management business manages have been impacted by reduced valuations and opportunities to exit and realize value from their investments and our Institutional Asset Management business has generated lower revenue because investment advisory fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or LP Units. Under this equity repurchase program, equity may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of equity repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During 2009, we repurchased 55,550 shares for $0.6 million pursuant to the equity repurchase program and 255,003 shares for $4.1 million related to share deliveries.

On August 21, 2008, we entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from us $120.0 million principal amount of Senior Notes and the Warrants to purchase 5,454,545 shares of Evercore Class A common stock at $22.00 per share expiring in 2020. The holder of the Senior Notes may require us to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the accreted amount of such Senior Notes (“Accreted Amount”), plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at our option at any time within 90 days following the date on which Mizuho notifies us that it is terminating the Strategic Alliance Agreement. Senior Notes held by any holder other than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at our option at any time beginning on the third anniversary of closing. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

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

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of December 31, 2009, we were in compliance with all of these covenants.

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

Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 19 to our consolidated financial statements.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.6 years and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s assets under management, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

As of December 31, 2009 and 2008, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31, 2009		December 31, 2008
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$122,618		$191,507
Securities Purchased Under Agreements to Resell	184,118	$183,957	92,770	$92,580

Total Assets	306,736		284,277
Liabilities
Securities Sold Under Agreements to Repurchase	(306,894)	$(306,576)	(284,745)	$(284,086)

Net Liabilities	$(158)		$(468)

Risk Measures
Value at Risk	$53		$108

Sensitivity to a 100 basis point increase in the interest rate	$(149)		$(537)

Sensitivity to a 100 basis point decrease in the interest rate	$152		$549

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2009:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Capital Lease Obligations	$89	$51	$38	$—	$—
Operating Lease Obligations	148,932	12,796	24,301	22,931	88,904
Tax Receivable Agreements	70,253	1,958	9,457	11,160	47,678
Notes Payable, Including Interest	188,640	6,240	12,480	12,480	157,440
Investment Management Commitments	23,878	2,335	7,771	731	13,041

Total	$431,792	$23,380	$54,047	$47,302	$307,063

In conjunction with the lease of office space in New York and San Francisco, we have entered into letters of credit in the amounts of approximately $5.0 million, which are secured by cash which is included in Other Assets on our Consolidated Statements of Financial Condition.

As of December 31, 2009, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from the above commitments and contractual obligations.

We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future principal investments of $13.7 million and $11.3 million as of December 31, 2009 and 2008, respectively.

We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

During 2008, we committed to purchase preferred equity of Pan. The equity can be drawn down over a period of seven years, subject to our Board’s approval. As of December 31, 2009, we had $5.6 million of remaining commitment to Pan.

During the first quarter of 2009, we committed an additional $1.3 million to CITIC Securities International Partners, LTD (“CSIP”) that is callable on demand by CSIP’s Board of Directors.

HighView has decided against proceeding with its business. None of the capital HighView raised was invested, and HighView released us from our capital commitment of $150.0 million.

On February 11, 2010, we announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners and to collaborate on the future growth of Trilantic’s business. Under terms of the agreement, we issued 500,000 restricted share equivalents with a minimum redemption value of $16.5 million on December 31, 2014 in exchange for a minority economic interest in Trilantic and an interest in Trilantic’s current fund, Trilantic Global Fund IV. We also will commit 2.5% of the total capital commitments of Trilantic’s next private equity fund when it is raised, up to $50.0 million.

Pursuant to the agreement related to the Cash Equities business, we are committed to maintain at least $50.0 million of Member’s equity in EGL as measured in accordance with U.S. GAAP.

See Note 4 to our consolidated financial statements for our commitment related to earn-out consideration for ETC.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Market Risk and Credit Risk

We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EAM and EWM. These funds principally hold readily-marketable investment securities. As of December 31, 2009, the fair value of our investments with EAM and EWM products, based on closing prices, was $6.9 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.7 million for the year ended December 31, 2009.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.5 million for the year ended December 31, 2009.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2009, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income and Noncontrolling Interest within the Consolidated Statement of Equity was $3.0 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

Credit Risks

We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that the firm is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of December 31, 2009 and 2008, total receivables amounted to $24.6 million and $22.8 million, respectively, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the years ended December 31, 2009 and 2008.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of December 31, 2009, we had Marketable Securities of $141.1 million, of which 95% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 5% were Seed Capital Investments.

Critical Accounting Policies and Estimates

The consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

Investment Management Revenue

Our Investment Management business generates revenues from the management of client assets invested with Institutional Asset Management and Wealth Management teams and the private equity funds.

Institutional Asset Management – Revenue earned from the Institutional Asset Management sector includes management fees from EAM, PCB and ETC. Interest revenue is derived from investing customer funds in financing transactions with PCB. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Management fees from ETC and PCB’s trust business include fiduciary and consulting fees, which are a function of the size and complexity of each engagement and are individually negotiated.

Investment management fees generated by EAM and PCB are generally based on the value of the assets under management and any performance fees that may be negotiated with the client. These fees are generally recognized over the period that the related services are provided based upon the beginning, ending or average value of the assets for the relevant period. Fees paid in advance of services rendered are initially recorded as deferred revenue, which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Investment Management Revenue on the Consolidated Statements of Operations ratably over the period in which the related service is rendered. Generally, to the extent performance fee arrangements have been negotiated, these fees are earned when the return on assets exceeds certain benchmark returns. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.

Fees are generated by ETC and PCB for serving as an independent fiduciary and/or trustee and are either based on a flat fee, are pre-negotiated with the client or are based on the value of assets under administration. For ongoing engagements, fees are billed quarterly either in advance or in arrears. Fees paid in advance of services rendered are initially recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Investment Management Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered. Management fees generated by ETC for serving as a consultant on fiduciary services typically include a refundable upfront fee for services to be provided and a delivery fee upon the execution of the project’s deliverables. Any fees received before completion of the engagement are recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition and is recognized in Investment Management Revenue on the Consolidated Statements of Operations upon the execution of the project deliverables.

Wealth Management – Revenue from the Wealth Management sector is earned through the management of client investment portfolios. These fees are recognized monthly on an accrual basis based on the ending market value of the assets under management for the period in which the services were provided to client.

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

Valuation

The valuation of our investments in securities and of our financial investments in the funds we manage impacts both the carrying value of direct investments and the determination of performance fees, including carried interest. Effective January 1, 2008, we adopted ASC 820, “Fair Value Measurements and Disclosures”, which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 10 to the consolidated financial statements for further information. Level I investments include financial instruments owned and pledged as collateral and our Seed Capital Investments. Level II investments include our investments in corporate and municipal bonds and other debt securities. We did not have any Level III investments as of December 31, 2009.

We adopted ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities” (“ASC 825”), which permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We adopted ASC 825 on January 1, 2008 and have not elected to apply the fair value option to any specific financial assets or liabilities.

Marketable Securities

Investments in corporate and municipal bonds and other debt securities are accounted for as available-for-sale under ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated Statements of Operations.

We invest in readily-marketable debt and equity securities which are managed by EAM and EWM. These securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on these securities are included in the Consolidated Statements of Operations in Investment Management Revenue.

Marketable Securities transactions are recorded as of the trade date.

Financial Instruments Owned and Pledged as Collateral at Fair Value

Our Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Other Revenue on the Consolidated Statements of Operations. We pledge our Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements which permits the counterparty to pledge the securities.

Equity Compensation

Share-Based Payments – On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued ASC 718, “Share-Based Payment” (“ASC 718”). ASC 718 supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends ASC 230, “Statement of Cash Flows”. Generally, the approach in ASC 718 is similar to the approach described in SFAS No. 123, “Accounting for Stock-Based Compensation”. However, ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Operations based on their fair values. Prior to the Reorganization, we operated as a series of partnerships, limited liability companies and Subchapter S corporations and had not historically issued stock-based compensation awards. We adopted ASC 718 on January 1, 2006.

We granted employees event-based awards and performance-based awards that vest upon the occurrence of certain events or performance criteria being achieved. Compensation cost is accrued if it is probable that the event or performance condition will be achieved and is not accrued if it is not probable that the event or performance condition will be achieved. Significant judgment is required in determining the likelihood of occurrence or the probability an event’s occurrence or that the performance criteria will be achieved. See Note 17 to the consolidated financial statements herein for further information.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains and losses on long-term investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Statements of Financial Condition. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not more-likely-than-not, we must establish a valuation allowance. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by us in making this assessment. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial condition and results of operations.

In 2009 and 2008, we concluded that the recoverability of our deferred tax assets in certain of our foreign subsidiaries was not more-likely-than-not to be recoverable, as required by ASC 740. As a result of our assessment, we concluded that the net deferred tax assets of these foreign subsidiaries required a full valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. See Note 20 to the consolidated financial statements herein for further information.

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

On January 1, 2007, we adopted ASC 740. ASC 740 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. This standard also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 20 to the consolidated financial statements herein in regard to the impact of the adoption of this standard on our consolidated financial statements.

Impairment of Assets

In accordance with ASC 350, “Goodwill and Other Intangible Assets”, Goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our reporting units and to project future earnings using valuation techniques, including a discounted cash flow model. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Intangible assets with finite lives are amortized over their estimated useful lives which are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable as prescribed by ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”). In addition to Goodwill and Intangible Assets, we annually assess our Equity Method Investments for impairment per ASC 323-10-35, “Subsequent Measurement”. For the year ended December 31, 2009, we concluded there was no impairment of Goodwill, Intangible Assets and Equity Method Investments.

Recently Issued Accounting Standards

ASC 860 – In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (“ASC 860”). ASC 860 amends SFAS No. 140 to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The adoption of ASC 860 is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

ASC 810 – In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of ASC 810 on the Company’s financial condition, results of operations and cash flows. On January 27, 2010, the FASB decided to officially defer this standard for certain entities. The deferral allows asset managers that have no obligation to fund potentially significant losses of an investment entity to continue to apply previous accounting guidance to investment entities that have the attributes of entities subject to ASC 946, “Financial Services – Investment Companies”. The Company believes that it appropriately meets the requirements to qualify for this deferral.

ASU 2009-13 – In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of the adoption of ASU 2009-13 on the Company’s financial condition, results of operations and cash flows.

ASU 2010-06 – In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments to ASC No. 820-10, “Fair Value Measurements and Disclosures – Overall”, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years and interim periods beginning after December 15, 2010. The Company is currently assessing the impact of the adoption of ASU 2010-06 on the Company’s financial condition, results of operations and cash flows.

ASU 2009-17 – In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 amends ASC 810-10, “Amendments to FASB Interpretation No. 46(R)” replacing the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The new guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The Company is currently assessing the impact of the adoption of ASU 2009-17 on the Company’s financial condition, results of operations and cash flows.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the accompanying consolidated statements of financial condition of Evercore Partners Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Company’s consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 22, 2010

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	As of December 31,
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$206,682	$175,902
Marketable Securities	141,067	103,480
Financial Instruments Owned and Pledged as Collateral at Fair Value	122,618	191,507
Securities Purchased Under Agreements to Resell	184,118	92,770
Accounts Receivable (net of allowances of $764 and $787 at December 31, 2009 and 2008, respectively)	24,560	22,758
Receivable from Employees and Related Parties	5,235	3,278
Deferred Tax Assets—Current	3,841	2,130
Other Current Assets	8,612	13,653

Total Current Assets	696,733	605,478
Investments	18,581	24,839
Deferred Tax Assets—Non-Current	93,390	61,066
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $8,747 and $5,944 at December 31, 2009 and 2008, respectively)	8,217	8,145
Goodwill	49,764	32,750
Intangible Assets (net of accumulated amortization of $5,921 and $3,443 at December 31, 2009 and 2008, respectively)	7,577	5,413
Assets Segregated for Bank Regulatory Requirements	10,000	—
Other Assets	6,898	1,249

TOTAL ASSETS	$891,160	$738,940

LIABILITIES AND EQUITY
Current Liabilities
Accrued Compensation and Benefits	$93,783	$61,551
Accounts Payable and Accrued Expenses	10,159	8,104
Securities Sold Under Agreements to Repurchase	306,894	284,745
Payable to Employees and Related Parties	2,746	1,953
Taxes Payable	—	92
Other Current Liabilities	2,709	8,930

Total Current Liabilities	416,291	365,375
Notes Payable	96,618	95,263
Amounts Due Pursuant to Tax Receivable Agreements	67,687	38,344
Other Long-term Liabilities	14,808	8,373

TOTAL LIABILITIES	595,404	507,355

Commitments and Contingencies (Note 18)
Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 17,155,883 and 12,552,028 issued at December 31, 2009 and 2008, respectively, and 16,346,584 and 12,053,282 outstanding at December 31, 2009 and 2008, respectively)	172	126
Class B, par value $0.01 per share (1,000,000 shares authorized, 55 and 51 issued and outstanding at December 31, 2009 and 2008, respectively)	—	—
Additional Paid-In-Capital	339,495	275,234
Accumulated Other Comprehensive Income (Loss)	(3,760)	(5,139)
Retained Earnings (Deficit)	(56,756)	(46,564)
Treasury Stock at Cost (809,299 and 498,746 shares at December 31, 2009 and 2008, respectively)	(12,756)	(8,050)

Total Evercore Partners Inc. Stockholders’ Equity	266,395	215,607
Noncontrolling Interest	29,361	15,978

TOTAL EQUITY	295,756	231,585

TOTAL LIABILITIES AND EQUITY	$891,160	$738,940

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
REVENUES
Advisory Revenue	$293,311	$181,608	$295,751
Investment Management Revenue	21,863	9,440	20,158
Other Revenue, Including Interest	22,234	33,885	24,141

TOTAL REVENUES	337,408	224,933	340,050
Interest Expense	24,269	30,278	18,451

NET REVENUES	313,139	194,655	321,599

EXPENSES
Employee Compensation and Benefits	210,818	146,663	299,327
Occupancy and Equipment Rental	13,916	12,671	13,486
Professional Fees	20,930	16,173	28,691
Travel and Related Expenses	9,703	10,139	8,803
Communications and Information Services	3,926	2,984	2,321
Depreciation and Amortization	4,517	4,189	17,421
Special Charges	20,129	4,132	—
Acquisition and Transition Costs	712	1,596	—
Other Operating Expenses	8,710	5,492	6,485

TOTAL EXPENSES	293,361	204,039	376,534

INCOME (LOSS) BEFORE INCOME TAXES	19,778	(9,384)	(54,935)
Provision for Income Taxes	19,532	179	12,401

NET INCOME (LOSS)	246	(9,563)	(67,336)
Net Income (Loss) Attributable to Noncontrolling Interest	1,816	(4,850)	(32,841)

NET INCOME (LOSS) ATTRIBUTABLE TO EVERCORE PARTNERS INC.	$(1,570)	$(4,713)	$(34,495)

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders	$(1,570)	$(4,713)	$(34,495)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	15,545	13,072	10,219
Diluted	15,545	13,072	10,219
Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$(0.10)	$(0.36)	$(3.38)
Diluted	$(0.10)	$(0.36)	$(3.38)
Dividends Declared per Share of Class A Common Stock	$0.51	$0.48	$0.41

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands, except share data)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
Balance, as Adjusted, at January 1, 2007	6,359,558	$64	$108,564	$16	$3,534	—	$—	$36,294	$148,472
Net Loss	—	—	—	—	(34,495)	—	—	(32,841)	(67,336)
Other Comprehensive Income:
Foreign Currency Translation Adjustment	—	—	—	221	—	—	—	313	534

Total Comprehensive Income (Loss)	—	—	—	221	(34,495)	—	—	(32,528)	(66,802)
Treasury Stock Purchases	—	—	—	—	—	(31,903)	(968)	—	(968)
Proceeds from Follow-On Offering	1,581,778	16	42,058	—	—	—	—	—	42,074
Evercore LP Units Converted into Class A Common Stock	3,070,158	30	16,495	—	—	—	—	(9,679)	6,846
Stock-based Compensation Awards	90,606	1	37,382	—	—	—	—	99,453	136,836
Capital Issuance Related to Acquisition	159,000	2	3,507	—	—	—	—	—	3,509
Dividends	—	—	—	—	(4,651)	—	—	—	(4,651)
Noncontrolling Interest (Note 15)	—	—	—	—	—	—	—	(46,841)	(46,841)
Other	—	—	840	—	—	—	—	—	840

Balance at December 31, 2007	11,261,100	113	208,846	237	(35,612)	(31,903)	(968)	46,699	219,315
Net Loss	—	—	—	—	(4,713)	—	—	(4,850)	(9,563)
Other Comprehensive Income (Loss), net:
Unrealized Gain on Marketable Securities, net	—	—	—	287	—	—	—	545	832
Foreign Currency Translation Adjustment	—	—	—	(5,663)	—	—	—	(10,735)	(16,398)

Total Comprehensive Loss	—	—	—	(5,376)	(4,713)	—	—	(15,040)	(25,129)
Treasury Stock Purchases	—	—	—	—	—	(466,843)	(7,082)	—	(7,082)
Evercore LP Units Converted into Class A Common Stock	278,946	3	1,275	—	—	—	—	(671)	607
Stock-based Compensation Awards	580,375	6	33,957	—	—	—	—	—	33,963
Share Grant Related to Acquisition	431,607	4	7,448	—	—	—	—	—	7,452
Warrants Issued	—	—	23,708	—	—	—	—	—	23,708
Dividends	—	—	—	—	(6,239)	—	—	—	(6,239)
Noncontrolling Interest (Note 15)	—	—	—	—	—	—	—	(15,010)	(15,010)

Balance at December 31, 2008	12,552,028	$126	$275,234	$(5,139)	$(46,564)	(498,746)	$(8,050)	$15,978	$231,585

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

(dollars in thousands, except share data)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
Balance at December 31, 2008	12,552,028	$126	$275,234	$(5,139)	$(46,564)	(498,746)	$(8,050)	$15,978	$231,585
Net Loss	—	—	—	—	(1,570)	—	—	1,816	246
Other Comprehensive Income, net:
Unrealized Gain on Marketable Securities, net	—	—	—	707	—	—	—	2,174	2,881
Foreign Currency Translation Adjustment	—	—	—	672	—	—	—	2,372	3,044

Total Comprehensive Income (Loss)	—	—	—	1,379	(1,570)	—	—	6,362	6,171
Treasury Stock Purchases	—	—	—	—	—	(310,553)	(4,706)	—	(4,706)
Proceeds from Equity Offering, Net of Direct Expenses	3,721,788	37	70,084	—	—	—	—	—	70,121
Evercore LP Units Purchased or Converted into Class A Common Stock	189,153	2	(57,187)	—	—	—	—	(5,623)	(62,808)
Stock-based Compensation Awards	692,914	7	50,959	—	—	—	—	8,552	59,518
Dividends	—	—	405	—	(8,622)	—	—	—	(8,217)
Noncontrolling Interest (Note 15)	—	—	—	—	—	—	—	4,092	4,092

Balance at December 31, 2009	17,155,883	$172	$339,495	$(3,760)	$(56,756)	(809,299)	$(12,756)	$29,361	$295,756

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$246	$(9,563)	$(67,336)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Realized and Unrealized Losses on Investments and Marketable Securities	7,111	4,012	(2,086)
Equity-Based and Other Deferred Compensation	59,518	29,380	140,837
Share Grant Related to Acquisition	—	7,452	—
Depreciation, Amortization and Accretion	5,872	4,619	17,421
Loss on Disposal of Equipment	—	711	—
Bad Debt Expense	444	196	391
Deferred Taxes	5,851	(2,781)	(5,945)
Decrease (Increase) in Operating Assets:
Marketable Securities	(108)	(125)	291
Financial Instruments Owned and Pledged as Collateral at Fair Value	76,887	(14,727)	(152,910)
Securities Purchased Under Agreements to Resell	(83,235)	(57,154)	(48,498)
Accounts Receivable	844	23,947	7,724
Receivable from Employees and Related Parties	(2,008)	1,725	(2,371)
Assets Segregated for Bank Regulatory Requirements	(10,000)	—	—
Other Assets	(4,952)	1,579	(10,547)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	31,616	(40,220)	60,196
Accounts Payable and Accrued Expenses	776	(2,436)	1,013
Securities Sold Under Agreements to Repurchase	6,001	72,300	201,548
Payables to Employees and Related Parties	(1,955)	(4,303)	(312)
Taxes Payable	(2,333)	(3,057)	(1,878)
Other Liabilities	(2,474)	6,715	8,580

Net Cash Provided by Operating Activities	88,101	18,270	146,118

CASH FLOWS FROM INVESTING ACTIVITIES
Investments Purchased	(4,108)	(14,525)	(1,947)
Distributions of Private Equity Investments	—	3,608	57
Marketable Securities:
Proceeds from Maturities	48,249	—	—
Proceeds from Sales	3,428	—	—
Purchases	(83,460)	(100,159)	—
Cash Paid for Acquisitions, net of cash acquired	(9,382)	—	(324)
Change in Restricted Cash	4,853	—	1,433
Purchase of Furniture, Equipment and Leasehold Improvements	(2,260)	(1,159)	(6,727)

Net Cash Used in Investing Activities	(42,680)	(112,235)	(7,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for Capital Lease Obligations	(32)	(113)	(131)
Contribution from Members	—	—
Contribution of Noncontrolling Interests	17,395	—	—
Distributions to Noncontrolling Interests—Evercore LP Limited Partners	(19,741)	(16,578)	(47,218)
Proceeds from Equity Offering	70,761	—	42,074
Purchase of Evercore LP Units	(70,761)	—	—
Issuance of Notes Payable and Warrants	—	120,000	—
Debt Issuance Costs	—	(1,460)	—
Dividends—Class A Stockholders	(8,217)	(6,239)	(4,651)
Treasury Stock Purchased	(4,706)	(7,082)	(968)
Other	421	1,501	375

Net Cash (Used in) Provided by Financing Activities	(14,880)	90,029	(10,519)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	239	(13,637)	(36)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,780	(17,573)	128,055
CASH AND CASH EQUIVALENTS-Beginning of Year	175,902	193,475	65,420

CASH AND CASH EQUIVALENTS-End of Year	$206,682	$175,902	$193,475

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$23,080	$27,718	$18,263

Payments for Income Taxes	$11,286	$8,437	$23,598

Fixed Assets Accrued	$114	$219	$1,367

Evercore LP Units Converted Into Class A Common Stock	$763	$1,275	$16,495

Cumulative Effect on Prior Years from the Adoption of ASC 740
Noncontrolling Interest	$—	$—	$671
Retained Earnings	—	—	252

	$—	$—	$923

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•

Evercore Wealth Management, L.L.C. (“EWM”), a Delaware limited liability company, provides wealth management services to high net-worth individuals. 67% of EWM is owned by EGH; the remaining interest is owned by the management of EWM; and

•

Evercore Asset Management, L.L.C. (“EAM”), a Delaware limited liability company, is an institutional investment management firm that makes high-conviction value investments in small- and mid-capitalization publicly-traded companies. 51% of EAM is owned by EGH; the remaining is owned by the management of EAM.

•

Evercore Trust Company, N.A. (“ETC”), a U.S.-based national trust bank, provides specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations. In addition, ETC provides personal trustee, executor and custody services for EWM. 86% of ETC is owned by Evercore LP; the remaining is owned by the management and directors of ETC.

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

•

Evercore Holdings Limited, a U.K.-based holding company, through which the Company made its investment in Evercore Pan-Asset Capital Management (“Pan”). Evercore Holdings Limited wholly owns Evercore Partners Ltd. (“Evercore Europe”), formerly Braveheart Financial Services Limited (“Braveheart”), a U.K. company whose main activity is the provision of advisory and related services.

Note 2 – Significant Accounting Policies

Basis of Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as variable interest entities where the Company is deemed to be the primary beneficiary. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

The consolidated financial statements of the Company are comprised of the consolidation of Evercore LP and Evercore LP’s wholly-owned and majority owned subsidiaries.

Following the acquisition of Bank of America’s Special Fiduciary Services Division (“SFS”) and consolidation of EAM, the Consolidated Statements of Operations include the consolidated results of ETC as of May 1, 2009 and EAM as of April 1, 2009. Revenues for these businesses are primarily fee-based and are recognized as earned. The Consolidated Statement of Financial Condition as of December 31, 2009 includes the assets and liabilities for ETC and EAM. See Note 4 for further disclosure.

At the time of the formation transaction, the members of Evercore LP (the “Members”) received Evercore LP partnership units (“LP Units”) in consideration for their contribution of the various entities included in the historical combined financial statements of Evercore Holdings. The LP Units are, subject to vesting requirements and transfer restrictions, exchangeable on a one-for-one basis for shares of Class A common stock. The Company accounts for subsequent exchanges of LP Units for shares of Class A common stock of the Company based on the carrying amounts of the Members’ LP Units immediately before the exchange.

Subsequent to the Company’s initial public offering (“IPO”), the Company became the sole general partner of Evercore LP. The Company’s interest in Evercore LP is within the scope of Accounting Standards Codification (“ASC”) 810-20, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“ASC 810-20”) . The Company consolidates Evercore LP and records noncontrolling interest for the economic interest in Evercore LP held directly by the Members.

The Company has evaluated all subsequent events through the filing date of this Form 10-K, on February 22, 2010.

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investment Management Revenue – The Company’s Investment Management business generates revenues from investment management and other services provided to Institutional Asset Management clients, Wealth Management relationships and private equity funds.

Institutional Asset Management Revenue – Revenue earned from the Institutional Asset Management sector includes investment management fees from EAM, PCB and ETC. Management fees from ETC and PCB’s trust business include fiduciary and consulting fees, which are a function of the size and complexity of each engagement and are individually negotiated.

EAM and PCB – Investment management fees generated by EAM and PCB are generally based on the value of the assets under management and any performance fees that may be negotiated with the client. These fees are generally recognized over the period that the related services are provided based upon the beginning, ending or average value of the assets for the relevant period. Fees paid in advance of services rendered are initially recorded as deferred revenue, which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Investment Management Revenue on the Consolidated Statements of Operations ratably over the period in which the related service is rendered. Generally, to the extent performance fee arrangements have been negotiated, these fees are earned when the return on assets exceeds certain benchmark returns. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.

ETC and PCB – Fees are generated by ETC and PCB for serving as an independent fiduciary and/or trustee and are either based on a flat fee, are pre-negotiated with the client or are based on the value of assets under administration. For ongoing engagements, fees are billed quarterly either in advance or in arrears. Fees paid in advance of services rendered are initially recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Investment Management Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered. Management fees generated by ETC for serving as a consultant on fiduciary services typically include a refundable upfront fee for services to be provided and a delivery fee upon the execution of the project’s deliverables. Any fees received before completion of the engagement are recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition and is recognized in Investment Management Revenue on the Consolidated Statements of Operations upon the execution of the project deliverables.

Wealth Management Revenue – Revenue from the Wealth Management sector is earned through the management of client investment portfolios. These fees are recognized monthly on an accrual basis based on the ending market value of the assets under management for the period in which the services were provided to client.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Private Equity Revenue – Revenue from the Private equity sector is earned from Management and Portfolio Company fees, Performance fees and Gains (Losses) on Investments in private equity funds.

Management fees are contractually based and are derived from Investment Management services provided in originating, recommending and consummating investment opportunities to private equity funds. Management fees are typically paid in advance on committed capital during the private equity funds’ investment period, and on invested capital, thereafter. Management fees are initially recorded as deferred revenue and revenue is recognized ratably, thereafter, over the period during which services are provided. The management fees may provide for a management fee offset for certain portfolio company fees the Company earns. As a result of amendments in December 2009, the Company will no longer receive management fees on Evercore Capital Partners L.P. and its affiliated entities (“ECP I”).

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

Other Revenue, Net – Net interest revenue is derived primarily from investing customer funds in financing transactions by PCB. These transactions are principally repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Net interest revenue also includes interest expense associated with the $120,000 principal amount of senior unsecured notes (“Senior Notes”), as well as income earned on marketable securities and cash deposited with financial institutions.

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

Noncontrolling Interest – Noncontrolling interest recorded on the consolidated financial statements of the Company relates to the interest of the Members in Evercore LP and the portions of PCB, EWM, EAM and ETC not owned by the Company.

In January 2009, the Company adopted ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“ASC 810-10”). ASC 810-10 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption of ASC 810-10 resulted in the presentation of Noncontrolling Interest as a component of Total Equity on the Consolidated Statements of Financial Condition and below Net Income on the Consolidated Statements of Operations. Prior periods have been reclassified to conform to the current presentation. In addition, the adoption of ASC 810-10 resulted in an allocation of the components of Total Comprehensive Income between controlling interests and noncontrolling interests for the years ended December 31, 2009, 2008 and 2007.

Cash and Cash Equivalents – Cash and Cash Equivalents consist of short-term highly liquid investments with original maturities of three months or less. The amounts recognized in Cash and Cash Equivalents on the Consolidated Statements of Financial Condition approximate fair value.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Fair Value of Financial Instruments – The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investments, marketable securities, financial instruments owned and pledged as collateral, repurchase and reverse repurchase agreements, receivables and payables, and accruals.

Effective January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”), which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 10 for further information.

Marketable Securities – Investments in corporate and municipal bonds and other debt securities are accounted for as available-for-sale under ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated Statements of Operations. The Company also invests in readily-marketable debt and equity securities. These securities are valued using quoted market prices on applicable exchanges or markets.

Marketable Securities transactions are recorded as of the trade date.

Financial Instruments Owned and Pledged as Collateral at Fair Value – The Company’s Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade date basis and are stated at quoted market values. Related gains and losses are reflected in Other Revenue on the Consolidated Statements of Operations. The Company pledges the Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements which permits the counterparty to pledge the securities.

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

Investments – The Company’s investments include investments in private equity funds and the Company’s equity interest in Pan, which is accounted for under the equity method of accounting. The Company recognizes its allocable share of the fair value of the private equity funds’ underlying investments as realized and unrealized gains (losses), which are reflected as revenue in the Consolidated Statements of Operations.

The investments in private equity funds consist primarily of investments in marketable and non-marketable securities of the Portfolio Companies. The underlying investments held by the private equity funds are valued based on quoted market prices or estimated fair value if there is no public market. The Company determines fair value of non-marketable securities by giving consideration to a range of factors, including but not limited to, market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

differ from the values that would have been used had a ready market existed for these investments. Investments in publicly-traded securities held by the private equity funds are valued using quoted market prices. The Company’s equity interest in Pan is integral to the operations of the Investment Management business and the Company therefore includes its share of Pan’s income (loss) in Investment Management Revenue in the Consolidated Statements of Operations.

The Company assesses its Equity Method Investments annually for impairment.

Goodwill and Intangible Assets – As required by ASC 350, “Goodwill and Other Intangible Assets”, Goodwill and Intangible Assets are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether any goodwill recorded by its applicable reporting unit is impaired by comparing the fair value of each business with its respective carrying amount.

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company performs this analysis by comparing the carrying value of the intangible asset to its fair value. An impairment loss would be measured for the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), severance and stock-based compensation. Cash bonuses are accrued over the respective service periods to which they relate and share-based bonuses are expensed prospectively over their requisite service period.

Share-Based Payments –The Company accounts for share-based payments in accordance with ASC 718, “Share-Based Payment” (“ASC 718”) and the impact on the Company’s Consolidated Statements of Financial Condition and Statements of Operations is discussed in Note 17.

Compensation expense recognized pursuant to stock-based awards is based on the grant date fair value of the award. The fair value (as measured on the grant date) of awards that vest from one to five years (“Service-based Awards”) is amortized over the vesting periods or requisite service periods as required under ASC 718, however, the vesting of some Service-based Awards will accelerate upon the occurrence of certain events. The requisite service period for retirement eligible employees is the period from grant date or, where applicable, the retirement notification date, to the retirement eligible date, if shorter than the vesting period. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, unvested Service-based Awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Once vested, restricted stock units (“RSUs”) and restricted stock are included in the basic and diluted weighted average shares of Class A common stock outstanding. Expense relating to RSUs and restricted stock is charged to Employee Compensation and Benefits within the Consolidated Statements of Operations. For a discussion of Event-based Awards, see Note 17.

Foreign Currency Translation – Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment as a component of Accumulated Other Comprehensive Income (Loss)

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

in the Consolidated Statement of Changes in Equity. Exchange gains and losses arising from translating intercompany balances of a long-term investment nature are recorded in the foreign currency translation account while transactional exchange gains and losses are included in Other Revenue on the Consolidated Statements of Operations.

Income Taxes –The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities, as disclosed in Note 20.

Deferred income taxes reflect the net tax effects of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected on the Company’s Consolidated Statements of Financial Condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

On January 1, 2007, the Company adopted an interpretation of ASC 740, “Accounting for Uncertainty in Income Taxes-An Interpretation of ASC 740”. ASC 740 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 20 for disclosure in regard to the impact of the adoption of ASC 740 on the Company’s consolidated financial statements.

Note 3 – Recent Accounting Pronouncements

ASC 860 – In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 860, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (“ASC 860”). ASC 860 amends Statement of Financial Accounting Standards (“SFAS”) No. 140 to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The adoption of ASC 860 is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

ASC 810 – In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

the adoption of ASC 810 on the Company’s financial condition, results of operations and cash flows. On January 27, 2010, the FASB decided to officially defer this standard for certain entities. The deferral allows asset managers that have no obligation to fund potentially significant losses of an investment entity to continue to apply previous accounting guidance to investment entities that have the attributes of entities subject to ASC 946, “Financial Services – Investment Companies”. The Company believes that it appropriately meets the requirements to qualify for this deferral.

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

ASU 2010-06 – In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments to ASC No. 820-10, “Fair Value Measurements and Disclosures – Overall”, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years and interim periods beginning after December 15, 2010. The Company is currently assessing the impact of the adoption of ASU 2010-06 on the Company’s financial condition, results of operations and cash flows.

ASU 2009-17 – In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 amends ASC 810-10, “Amendments to FASB Interpretation No. 46(R)” replacing the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The new guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The Company is currently assessing the impact of the adoption of ASU 2009-17 on the Company’s financial condition, results of operations and cash flows.

Note 4 – Business Changes and Developments

Acquisition of SFS – On May 1, 2009, the Company announced the formation of ETC in conjunction with the consummation of its acquisition of a controlling interest of 86% in SFS for $8,196. The remaining 14% is owned by the management and directors of ETC. SFS’s business is conducted through ETC, which focuses on

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

providing specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations, consistent with the services provided by the historical SFS business. In addition, ETC provides personal trustee, executor and custody services for EWM. SFS was acquired to expand the Company’s Wealth Management and Institutional businesses.

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

The Company has a commitment to pay earn-out consideration equal to $1,000 for each twelve month period ending June 30, 2010, 2011 and 2012, contingent upon the annualized gross revenues of ETC exceeding $16,750, $17,100 and $18,200, respectively. At the end of the earn-out period, in the event that less than $3,000 is paid or payable and total annualized gross revenues for the twelve month periods ending June 30, 2010, 2011 and 2012 exceed $49,500, the Company will be required to pay an amount equal to $3,000, less amounts already payable and paid pursuant to the earn-out. The holders of the noncontrolling interest of ETC will make a payment to the Company for their pro-rata portion of any future earn-out. The fair value of the earn-out consideration was $2,031 as of December 31, 2009.

In connection with the SFS acquisition, the Company recorded an intangible asset of $2,300 relating to client relationships. Management views customer relationships as the primary intangible asset of SFS, as management believes the customer relationships are stable and recurring. The intangible asset was valued at the date of acquisition at its fair value, as determined by management and is being amortized over an estimated useful life of seven years. The Company recognized $219 of amortization expense related to this intangible asset for the year ended December 31, 2009.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Goodwill and intangible assets recognized as a result of the acquisition of SFS are included in the Investment Management Segment.

The seller did not maintain U.S. GAAP basis financial statements for SFS. The Company is unable to independently substantiate the significant assumptions that must be made in order to compile U.S. GAAP basis financial statements for prior periods from what was provided by the seller. As a result, the Company believes it is impracticable to disclose pro forma financial information. The Company’s consolidated results include revenue from ETC of $9,594 for the year ended December 31, 2009, and pre-tax income from ETC of $668 for the year ended December 31, 2009.

ETC, whose business is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The $10,000 is included in Assets Segregated for Bank Regulatory Requirements on the Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of December 31, 2009.

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

Goodwill and Intangible Assets

Goodwill associated with the Company’s acquisitions is as follows:

	Advisory	Investment Management	Total
Balance at December 31, 2007	$42,044	$—	$42,044
Foreign Currency Translation	(9,294)	—	(9,294)
Balance at December 31, 2008	32,750	—	32,750
Acquisitions	—	14,775	14,775
Foreign Currency Translation	2,239	—	2,239

Balance at December 31, 2009	$34,989	$14,775	$49,764

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In conjunction with the Company’s acquisitions, the intangible assets amounts assigned by asset class are presented below.

	December 31, 2009
	Remaining Useful Life in Years		Gross Carrying Amount			Accumulated Amortization
	Advisory	Investment Management	Advisory	Investment Management	Total	Advisory	Investment Management	Total
Client Relationships	3.0	9.3	$8,448	$3,600	$12,048	$4,553	$318	$4,871
Broker Dealer License	1.8	—	215	—	215	154	—	154
Financial Services Authority License	2.0	—	75	—	75	48	—	48
Non-compete/Non-solicit Agreements	1.8	—	404	—	404	290	—	290
Other	1.5	—	756	—	756	558	—	558

Total			$9,898	$3,600	$13,498	$5,603	$318	$5,921

	December 31, 2008
	Remaining Useful Life in Years		Gross Carrying Amount			Accumulated Amortization
	Advisory	Investment Management	Advisory	Investment Management	Total	Advisory	Investment Management	Total
Client Relationships	4.0	—	$7,560	$—	$7,560	$2,773	$—	$2,773
Broker Dealer License	2.8	—	193	—	193	98	—	98
Financial Services Authority License	3.0	—	67	—	67	29	—	29
Non-compete/Non-solicit Agreements	2.8	—	362	—	362	184	—	184
Other	2.5	—	674	—	674	359	—	359

Total			$8,856	$—	$8,856	$3,443	$—	$3,443

Expense associated with the amortization of intangibles was $2,192, $1,882 and $15,037 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company performs its annual goodwill and intangible asset impairment assessment as of November 30th. For the years ended December 31, 2009 and 2008, the Company concluded there was no impairment of its goodwill and intangible assets.

Based on the intangible assets above as of December 31, 2009, annual amortization of intangibles for each of the next five years is as follows:

2010	$2,193
2011	$2,055
2012	$1,820
2013	$459
2014	$459

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 5 – Special Charges and Acquisition and Transition Costs

Special Charges

The Company recorded noncash Special Charges of $20,129 for the year ended December 31, 2009 related to the cancellation of 738 unvested employee RSUs and 250 unvested LP Units as well as costs associated with the U.S. Private Equity restructuring and other cost management initiatives. The Company recorded Special Charges of $4,132 for the year ended December 31, 2008 in connection with the write-off of certain capitalized costs associated with ECP capital raising, employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office.

Acquisition and Transition Costs

The Company has recognized $712 and $1,596 for the years ended December 31, 2009 and 2008, respectively, as Acquisition and Transition Costs incurred in connection with the consummation of the Company’s acquisition of SFS and formation of ETC. This expense reflects the change in accounting for deal-related costs required by ASC 805, “Business Combinations”, which was effective January 1, 2009.

Note 6 – Related Parties

The Company remits payment for expenses on behalf of the private equity funds and is reimbursed accordingly. For the years ended December 31, 2009, 2008 and 2007, the Company disbursed $689, $1,144 and $1,108, respectively, on behalf of these entities.

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $5,031, $11,202 and $20,188 for the years ended December 31, 2009, 2008 and 2007 respectively.

Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Advances to Employees	$3,494	$245
Personal Expenses Paid on Behalf of Employees and Related Parties	17	133
Reimbursable Expenses Due From Portfolio Companies of the Company’s Private Equity Funds	675	1,344
Reimbursable Expenses Relating to the Private Equity Funds	1,049	1,556

Receivable from Employees and Related Parties	$5,235	$3,278

Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Board of Director Fees	$175	$145
Amounts Due Pursuant to Tax Receivable Agreements(a)	2,571	1,808

Payable to Employees and Related Parties	$2,746	$1,953

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(a)	Relates to the current portion of the Member exchange of Evercore LP partnership units for common shares of the Company. The long-term portion of $67,687 and $38,344 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2009 and 2008, respectively.

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of December 31, 2009 and 2008 are as follows:

	December 31, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
Corporate Bonds	$97,921	$3,311	$9	$101,223	$98,880	$1,213	$169	$99,924
Municipal Bonds	28,399	72	6	28,465	99	—	—	99
Other Debt Securities	4,455	15	—	4,470	—	—	—	—
Seed Capital Investments	4,948	2,066	105	6,909	3,457	—	—	3,457

Total	$135,723	$5,464	$120	$141,067	$102,436	$1,213	$169	$103,480

Scheduled maturities of the Company’s debt securities as of December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$49,726	$50,077	$17,013	$16,921
Due after one year through five years	81,049	84,081	81,255	82,355
Due after five years through 10 years	—	—	711	747

Total	$130,775	$134,158	$98,979	$100,023

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value to an amount approximating its amortized cost, which may be maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2009.

Debt Securities

The Company invests in corporate and municipal bonds, which are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. The Company had $641 realized gains for the year ended December 31, 2009.

Seed Capital Investments

During the first quarter of 2009, the Company assessed its treasury and investment activities including the Seed Capital Investments managed by EAM and, as a result, the Company transferred these securities from trading to available-for-sale. Accordingly, these securities are stated at quoted market value with unrealized gains

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

and losses, which have occurred since the date of transfer, included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. Prior to the transfer, the Company incurred $758 of realized and unrealized losses on Seed Capital Investments during 2009. The Company incurred $4,317 and $2,247 of realized and unrealized losses for the years ended December 31, 2008 and 2007, respectively. Subsequent to the transfer, the Company incurred $1,103 realized gains for the year ended December 31, 2009. Seed Capital Investments include equity securities and their equivalents, which include debt securities with a fair value of $214 and $47 at December 31, 2009 and 2008, respectively, all with maturities of greater than 10 years.

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through PCB, enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at fair value on the Company’s Consolidated Statements of Financial Condition. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 1.6 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities.

As of December 31, 2009 and 2008, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions are as follows:

	December 31, 2009		December 31, 2008
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$122,618		$191,507
Securities Purchased Under Agreements to Resell	184,118	$183,957	92,770	$92,580

Total Assets	$306,736		$284,277

Liabilities
Securities Sold Under Agreements to Repurchase	$(306,894)	$(306,576)	$(284,745)	$(284,086)

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 9 – Investments

The Company’s investments reported on the Consolidated Statements of Financial Condition consist of investments in private equity funds, the Company’s equity interest in EAM, Pan and HighView Investment Group (“HighView”) and Cost Basis Investments (as discussed below).

The Company’s investments in private equity funds, which consist of general partner interests and the Company’s equity interest in Pan, are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on equity method investments are included on the Consolidated Statements of Operations in Investment Management Revenue.

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

The Company has concluded that EP II L.L.C., the general partner of ECP II, is a variable interest entity pursuant to FIN 46 (R). The Company owns 8%-9% of the carried interest earned by the general partner of ECP II. The Company’s assessment of the design of EP II L.L.C. resulted in the determination that the Company is not acting as an agent for other members of the general partner and is a passive holder of interests in the fund, evidenced by the fact that the Company is a non-voting, non-managing member of the general partner and accordingly, has no authority in directing the management operations of the general partner. Furthermore, the Company will not absorb the majority of the expected losses or receive a majority of the expected residual returns, should they occur. Accordingly, the Company has concluded that it is not the primary beneficiary of EP II L.L.C.

A summary of the Company’s investment in the private equity funds as of December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
ECP II	$6,220	$12,529
Discovery Fund	2,603	1,803
EMCP II	4,409	1,507

Total Private Equity Funds	$13,232	$15,839

Net realized and unrealized gains (losses) on private equity fund investments, including incentive fees, were ($5,179), $1,664 and $5,580 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company may be obligated to reduce revenues or repay certain carried interest previously recorded in the event that the investments perform poorly on both a realized and unrealized basis. As of December 31, 2009, the Company had $2,701 of previously received carried interest that may be subject to repayment.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Other Equity Investments

A summary of the Company’s other equity investments as of December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
EAM	$—	$2,816
Pan	4,099	4,989
HighView	—	1,195

Total Equity Investments	$4,099	$9,000

EAM

In 2009, the Company invested an additional $2,000 in EAM, increasing its ownership to 51%. See Note 4. As a result, the Company consolidated its investment in EAM effective April 1, 2009. The investment resulted in losses of $252 and $905 for the years ended December 31, 2008 and 2007, respectively.

Pan

In 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at December 31, 2009. This investment resulted in losses of $1,406 and $371 for the years ended December 31, 2009 and 2008, respectively. The Company concluded there was no impairment of its investment in Pan as of December 31, 2009 and 2008.

HighView

In 2009, HighView’s management decided against proceeding with its business. As a result of this event, the Company recognized a loss of $920 in this investment for the year ended December 31, 2009, representing the Company’s share of deferred costs expensed by HighView for these periods. This investment resulted in a loss of $679 for the year ended December 31, 2008.

Cost Basis Investments

In 2009, the Company invested $1,250 in CITIC Securities International Partners, LTD (“CSIP”) in exchange for a 5% noncontrolling interest in the entity. CSIP and the Company focus on providing leading independent investment banking merger and acquisition advisory and investment management service, effecting transactions between China and other international markets. This investment is accounted for on the cost basis.

Note 10 – Fair Value Measurements

The Company adopted ASC 820 as of January 1, 2008, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. The adoption did not have a material impact on the results of the Company. ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where Evercore holds a large position and a sale could reasonably impact the quoted price. Level I investments include Financial Instruments Owned and Pledged as Collateral at Fair Value and the Company’s Seed Capital Investments of $122,618 and $6,909 as of December 31, 2009, respectively, and $191,507 and $3,457 as of December 31, 2008, respectively.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Level II investments include the Company’s investments in corporate and municipal bonds and other debt securities of $134,158 and $100,023 as of December 31, 2009 and 2008, respectively. The estimated fair values of these securities are based on quoted market prices provided by external pricing services.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The Company did not have any Level III investments as of December 31, 2009 and 2008.

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

Note 11 – Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2009	2008
Furniture and Office Equipment	$3,814	$2,721
Leasehold Improvements	7,673	7,219
Computer and Computer-related Equipment	3,451	2,606
Software	2,026	1,543

Total	16,964	14,089
Less: Accumulated Depreciation and Amortization	(8,747)	(5,944)

Furniture, Equipment and Leasehold Improvements, Net	$8,217	$8,145

Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $2,325, $2,307 and $2,384 for the years ended December 31, 2009, 2008 and 2007, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 12 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company the Senior Notes having a principal amount of $120,000 due 2020 with a 5.20% coupon and warrants to purchase 5,455 shares of Evercore Class A common stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Consolidated Statement of Financial Condition. The Senior Notes have an effective yield of 7.94%. At December 31, 2009, the fair value of the Company’s Senior Notes exceeded their aggregate carrying value by approximately $15,000. The fair value of the Company’s Senior Notes was estimated based on a present value analysis utilizing aggregate market yields for similar financial instruments.

The holder of the Senior Notes may require the Company to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the aggregate accreted amount of such Senior Notes, (the “Accreted Amount”), plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at the option of the Company at any time within 90 days following the date on which Mizuho notifies the Company that it is terminating their strategic alliance agreement (“Strategic Alliance Agreement”). Senior Notes held by any other holder than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at the option of the Company at any time beginning on the third anniversary of closing. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

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

As of December 31, 2009, the future payments required on the Senior Notes, including principal and interest were as follows:

2010	$6,240
2011	6,240
2012	6,240
2013	6,240
2014	6,240
Thereafter	157,440

Total	$188,640

Note 13 – Employee Benefit Plans

Defined Contribution Retirement Plan – The Company, through a subsidiary, provides certain retirement benefits to employees through a qualified retirement plan. The Evercore Partners Services East L.L.C. Retirement Plan (the “Plan”) is a defined contribution plan with a salary deferral feature under Section 401(k) of

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company made no contributions for the years ended December 31, 2009, 2008 and 2007.

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

The Evercore Europe Plan made contributions for the years ended December 31, 2009, 2008 and 2007 totaling $1,317, $1,494 and $1,069, respectively.

Note 14 – Evercore Partners Inc. Stockholders’ Equity

During the third quarter of 2009, the Company had an offering of 3,722 shares of Class A common stock, resulting in an increase to Common Stock and Additional Paid-In-Capital of $37 and $70,084, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2009. The Company used all of its proceeds from this offering to purchase from certain holders, including members of the Company’s senior management, a number of outstanding LP Units that was equal to the number of newly-issued shares of Class A common stock sold by the Company in the offering. This purchase resulted in a decrease to Additional Paid-In-Capital of $65,439 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2009. See Note 15 for this transaction’s impact on Noncontrolling Interest.

Additionally, the above transactions resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into at the time of the formation transaction between the Company and the Members. The agreement provides for a payment to Members of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Current, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $903, $36,851, $32,090 and $5,664, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2009. See Note 18 for estimated future payments related to the tax receivable agreement.

During the year ended December 31, 2009, the Company declared and paid dividends of $0.51 per share, totaling $8,217. The Company’s Board of Directors declared on February 2, 2010, a quarterly cash dividend of $0.15 per share, to the holders of Class A common stock as of February 26, 2010, which will be paid on March 12, 2010. During the twelve months ended December 31, 2008, the Company declared and paid dividends of $0.48 per share, totaling $6,239.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

During 2009, the Company purchased 255 Class A common shares from employees at market values ranging from $11.16 to $30.53 per share for the net settlement of stock-based compensation awards. The Company also purchased 56 shares pursuant to the Company’s share repurchase program at market values ranging from $10.32 to $12.38 per share. The result of these repurchases was an increase in Treasury Stock of $4,706 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2009. During 2008, the Company purchased 467 Class A common shares from employees and the former shareholders of Braveheart at market values ranging from $8.16 to $18.44 per share. The result was an increase in Treasury Stock of $7,082 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2008.

During 2009, 189 LP Units were gifted by employees to various charities and exchanged for Class A common shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $2 and $299, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2009. During 2008, 279 LP Units were gifted to various charities and converted into Class A common shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $3 and $1,275, respectively, on the Consolidated Statement of Financial Condition as of December 31, 2008.

The above transactions also resulted in a step-up in the tax basis of the assets of Evercore LP, which increased Deferred Tax Assets – Non-Current and Additional Paid-In-Capital $2,289, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2009.

The former shareholders of Braveheart received 432 Class A common shares during the first quarter of 2008 in conjunction with the Braveheart sale and purchase agreement, resulting in compensation expense of $7,452 and an increase to Common Stock and Additional Paid-In-Capital of $4 and $7,448, respectively, on the Consolidated Statement of Financial Condition as of December 31, 2008.

On August 21, 2008, the Company issued warrants to purchase 5,455 shares of Evercore Class A common stock, resulting in an increase to Additional Paid-In-Capital of $23,708, on the Consolidated Statement of Financial Condition as of December 31, 2008. See Note 12 for further information.

Note 15 – Noncontrolling Interest

Noncontrolling Interest recorded in the consolidated financial statements of the Company relates to a 42% interest in Evercore LP, a 30% interest in PCB, a 33% interest in EWM, a 49% interest in EAM and a 14% interest in ETC, not owned by the Company. The Noncontrolling Interest for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A common shares.

In conjunction with the appointment of the President and Chief Executive Officer of the Company on May 22, 2009, 1,391 LP Units were issued and sold to him for a purchase price of $15,000, representing the fair value at the date of purchase. The units are restricted from sale or transfer for five years.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the years ended December 31, 2009 and 2008 were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Beginning balance	$15,978	$46,699	$36,294

Comprehensive income:
Operating income (loss)	1,816	(4,850)	(32,841)
Other comprehensive income (loss)	4,546	(10,190)	313

Total comprehensive income (loss)	6,362	(15,040)	(32,528)

Evercore LP Units Purchased or Converted into Class A Common Stock	(5,623)	(671)	(9,679)
Amortization and Vesting of LP Units	8,552	—	99,453

Other items:
Distributions to partners	(19,741)	(16,578)	(47,218)
Issuance and Sale of LP Units	15,000	—	—
Fair value of noncontrolling interest in EAM Acquisition	5,068	—	—
Fair value of noncontrolling interest in ETC Acquisition	2,704	—	—
Other, including PCB and EWM	1,061	1,568	377

Total other items	4,092	(15,010)	(46,841)

Ending balance	$29,361	$15,978	$46,699

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 16 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the years ended December 31, 2009, 2008 and 2007 are described and presented below.

	For the Years Ended December 31,
	2009		2008		2007
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$(1,570)		$(4,713)		$(34,495)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	15,545		13,072		10,219

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$(0.10)		$(0.36)		$(3.38)

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$(1,570)		$(4,713)		$(34,495)
Add (deduct)—dilutive effect of:
Noncontrolling Interest related to the assumed exchange of Evercore LP partnership units for Class A common shares	(a	)	(a	)	(a )
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)	(a )
Associated Interest Expense pursuant to conversion of Warrants Issued	(b	)	(b	)	—

Diluted Net Income (Loss) available for Class A common shareholders	$(1,570)		$(4,713)		$(34,495)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	15,545		13,072		10,219
Add—dilutive effect of:
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a )
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs, as calculated using the Treasury Stock Method	(c	)	(c	)	(c )
Assumed conversion of Warrants issued	(b	)	(b	)	—

Diluted weighted average shares of Class A common stock outstanding	15,545		13,072		10,219

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$(0.10)		$(0.36)		$(3.38)

(a)

During the years ended December 31, 2009, 2008 and 2007, the LP Units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 14,467, 15,134 and 14,655 for the years ended December 31, 2009, 2008 and 2007, respectively.

(b)	For the years ended December 31, 2009 and 2008, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 5,455 for the years ended December 31, 2009 and 2008, reduced for the impact of the Treasury Stock Method, if applicable. ASC 260, “Earnings per Share,” requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method.

(c)	During the years ended December 31, 2009, 2008 and 2007, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs as calculated using the Treasury Stock Method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 1,877, 216 and 154 for the years ended December 31, 2009, 2008 and 2007, respectively. Antidilution is the result of the Company having a loss for the years ended December 31, 2009, 2008 and 2007.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

Note 17 – Stock-Based Compensation

2006 Stock Incentive Plan

In 2006 the Company’s stockholders and board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company’s Class A common stock. The total number of shares of Class A common stock which may be issued under the 2006 Plan is 20,000 and the Company intends to use newly-issued shares of Class A common stock to satisfy any awards under the 2006 Plan. Shares of Class A common stock underlying any award granted under the 2006 Plan that expire, terminate or are cancelled or satisfied for any reason without being settled in stock again become available for awards under the 2006 Plan. The total shares available to be granted in the future under the 2006 Plan were 10,665 and 13,394 as of December 31, 2009 and 2008, respectively.

Each of the Company’s four outside directors at the date of the IPO received a one-time award of 2 RSUs upon their initial appointment to the Board. These RSUs were issued pursuant to the 2006 Plan, vested in 2008 and were amortized into compensation expense, over two years.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

During 2009, the Company began granting dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A common stock, on all unvested RSU grants awarded in conjunction with annual bonuses. The dividend equivalents will have the same vesting and delivery terms as the underlying RSU award.

The Company also recorded Special Charges of $20,129 in 2009 related to the cancellation of 988 unvested RSUs and LP Units and a $2,741 charge in Employee Compensation and Benefits on the Company’s Consolidated Statements of Operations for the accelerated vesting of 311 RSUs. See Note 5 for a further discussion.

LP Units

At the time of the Company’s formation and IPO, collectively referred to as the reorganization (“Reorganization”), Members and certain trusts benefiting certain of their families received 13,548 vested and 9,589 unvested LP Units. The LP Units are exchangeable into Class A common stock of the Company on a one-for-one basis once vested. During the year ended December 31, 2007, 4,736 LP Units vested when the Company’s founding Members (“Founding Members”) and the chairman of Protego, and trusts benefiting their families and permitted transferees, collectively, ceased to beneficially own at least 90% of the aggregate LP Units owned by them on the date the Reorganization was effected. The Company recorded $99,453 in compensation expense during 2007, which represented the value of the 4,736 LP Units at the date of the Reorganization. In addition, the Company entered into a severance agreement with an employee which modified the award terms, that resulted in an expense of $2,275 in 2007.

During 2009, in conjunction with the Second Amended and Restated Limited Partnership Agreement of Evercore LP, the event-based vesting terms for unvested partnership units, and certain other awards, that would have been triggered if two of the three Evercore founders did not continue to be employed by or serve as a director of Evercore Partners Inc. or its affiliates or if the founders and certain associated entities ceased to beneficially own a specified percentage of their Evercore equity were deleted and replaced with more traditional time-based vesting provisions. The unvested partnership units will now vest ratably on December 31, 2011, 2012 and 2013 so long as the equity holder remains employed with Evercore Partners Inc., Evercore LP or their affiliates on such dates. The Company is expensing the fair value of the awards, prospectively, over the service period. Compensation expense related to the amortization of these partnership units was $8,552 for the year ended December 31, 2009, based on the share price on the date of modification of $19.39 per share.

Event-based Awards

At the time of the IPO, and pursuant to the 2006 Plan, the Company granted to the Company’s employees 2,286 RSUs (“Event-based Awards”), which are convertible into Class A common stock on a one-for-one basis once vested. At the time of the IPO 207 of the Event-based Awards fully-vested and, as a result, the Company recorded compensation expense at the time of the IPO equal to the value of these fully-vested awards. The remaining unvested Event-based Awards will vest upon the earliest to occur of the following events:

•

when the Founding Members and chairman of Protego, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 50% of the aggregate LP Units owned by them at the time of the Reorganization;

•	a change of control of the Company; or

•

two of the Founding Members and the chairman of Protego are not employed by, or do not serve as a director of, Evercore Partners Inc. or one of its affiliates within a 10-year period following the IPO.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In addition, 100% of the unvested Event-based Awards will vest if such Member dies or becomes disabled while employed by the Company.

Mr. Beutner, one of the Founding Members, retired from the Company in 2008. Management has assessed the impact of Mr. Beutner’s retirement on Event-based Awards vesting events discussed above and has concluded that no such condition has become probable at this time. Management has concluded that, at the current time, the disassociation of Mr. Altman or Mr. Aspe with the Company within 10 years subsequent to the IPO date is not probable. There have not been any stated changes in the intentions of either Mr. Altman or Mr. Aspe to terminate their employment or current roles and functions with the Company.

Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied.

Equity Grants

Subsequent to the IPO, the Company granted new and existing employees RSUs and restricted stock. Certain of these awards vest upon the same terms as Event-based Awards and certain of these awards are Service-based Awards.

2009 Equity Grants. During 2009, pursuant to the 2006 Plan, excluding RSUs granted in conjunction with the appointment of the President and Chief Executive Officer, the Company granted employees 2,663 RSUs that are Service-based Awards. Certain of these awards also contain performance criteria. Service-based awards granted in 2009 had grant date fair values of $11.73 to $33.52 per share. During 2009, no Event-based Awards vested. Compensation expense related to Service-based Awards, excluding RSUs granted in conjunction with the appointment of the President and Chief Executive Officer, compensation expense related to the amortization of the partnership units and the below forfeitures was $26,958 for the year ended December 31, 2009.

During 2009, in accordance with and pursuant to the terms of the 2006 Plan, 900 RSUs were granted in conjunction with the appointment of the President and Chief Executive Officer of the Company. The vesting of these RSUs is contingent on the achievement of certain market conditions subject to continuous employment of the President and Chief Executive Officer of the Company through the fifth anniversary of his appointment (or if prior to the fifth anniversary, employment is terminated by the Company without cause or by the President and Chief Executive Officer for good reason or due to his death or disability). The RSUs are segregated into five groups of 180 RSUs each with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days. The Company utilized an outside service provider to determine the fair value of each award and is expensing each award ratably over the implied service period represented by the five year service requirement. As the awards contain market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. During 2009, 540 RSUs satisfied their market condition. Compensation expense related to this award was $1,120 for the year ended December 31, 2009.

During 2009, the Company issued Performance-based equity awards having a grant date fair value of $538. The delivery of such awards is conditioned on the satisfaction of certain vesting and performance requirements outlined in the award agreements. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Performance-based awards will be achieved or satisfied.

2008 Equity Grants. During 2008, pursuant to the 2006 Plan, the Company granted employees 441 LP Units and 60 RSUs that are Event-based Awards and 75 shares of restricted stock and 2,066 RSUs that are

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Service-based Awards. These awards had grant date fair values of $9.70 to $21.33 per share. During 2008, no Event-based Awards vested. Compensation expense related to Service-based Awards was $29,380 for the year ended December 31, 2008.

During 2008, the Company issued Performance-based equity awards having a grant date fair value of $1,000. The delivery of such awards was conditioned on the grantee satisfying certain vesting and other performance requirements outlined in the award agreement. During 2009, this award was forfeited.

2007 Equity Grants. During 2007, pursuant to the 2006 Plan, the Company granted employees 91 shares of restricted stock and 90 RSUs that are Event-based Awards and 476 shares of restricted stock and 1,873 RSUs that are Service-based Awards. These awards had grant date fair values of $21.12 to $33.64 per share. During 2007, 1,128 Event-based Awards vested and the Company recorded $25,570 in compensation expense. Compensation expense related to Service-based Awards was $9,539 for the year ended December 31, 2007.

The following table summarizes activity related to stock-based compensation awards during the year ended December 31, 2009:

	Event-based Awards		Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2009	5,577	$115,306	3,658	$82,657
Granted	—	—	3,563	54,125
Modified	(4,568)	(94,391)	4,568	88,559
Forfeited	(324)	(6,786)	(760)	(18,816)
Vested	—	—	(1,242)	(29,015)

Unvested Balance at December 31, 2009	685	$14,129	9,787	$177,510

As of December 31, 2009, the total compensation cost related to unvested Service-based Awards not yet recognized was $139,980. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 21 months. Management has concluded that at the current time it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied.

The total income tax benefit related to stock-based compensation arrangements recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 was $4,361 and $6,185 and $6,829, respectively.

Note 18 – Commitments and Contingencies

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

certain costs incurred by the landlord. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $9,156, $9,308 and $10,344 for the years ended December 31, 2009, 2008 and 2007, respectively.

In conjunction with the lease of office space in New York and San Francisco, the Company has entered into letters of credit in the amounts of approximately $5,000, which are secured by cash which is included in Other Assets on the Company’s Consolidated Statements of Financial Condition.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $511, $303 and $480 for the years ended December 31, 2009, 2008 and 2007, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Consolidated Statements of Operations.

As of December 31, 2009, the approximate aggregate minimum future payments required on the operating leases are as follows:

2010	$12,796
2011	12,382
2012	11,919
2013	11,848
2014	11,083
Thereafter	88,904

Total	$148,932

Capital Leases – The Company has entered into various capital leases for office equipment. As of December 31, 2009, the leases had an aggregate outstanding balance of $89. Interest expense on capital leases for the years ended December 31, 2009, 2008 and 2007 was $7, $2 and $9, respectively.

The Company’s net investment in these leases, which is included in Furniture, Equipment and Leasehold Improvements, Net, as of December 31, 2009 and 2008, was as follows:

	December 31,
	2009	2008
Capitalized Office Equipment Leases	$634	$445
Accumulated Depreciation	(503)	(327)

Net Investment	$131	$118

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2009, the approximate aggregate minimum future payments required on the capital leases are as follows:

2010	$51
2011	38
2012	—
2013	—
2014	—

Total Future Minimum Lease Payments	89
Less Interest Discount	(5)

Total Present Value of Future Minimum Lease Payments	84
Less Current Portion	(51)

Long-term Portion	$33

Other Commitments – As of December 31, 2009, the Company has unfunded commitments for capital contributions of $13,706 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

During 2008, the Company committed to purchase preferred equity of Pan. The equity is expected to be drawn down over a period of seven years, subject to the Company’s Board’s approval. As of December 31, 2009, the Company had $5,600 of remaining commitment to Pan.

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

During 2009, the Company committed an additional $1,250 to CSIP that is callable on demand by CSIP’s Board of Directors.

HighView has decided against proceeding with its business. None of the capital HighView raised was invested, and HighView released the Company from its capital commitment of $150,000.

As a result of the offering of common stock which occurred during 2009, the Amounts Due Pursuant to Tax Receivable Agreements increased to $67,687. As of December 31, 2009, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $70,253. The Company expects to pay to the counterparties to the Tax Receivable Agreement $1,958 within one year or less, $9,457 in one to three years, $11,160 in three to five years and $47,678 after five years.

On February 11, 2010, the Company announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners (“Trilantic”) and to collaborate on the future growth of Trilantic’s business. Under terms of the agreement, the Company issued 500 restricted share equivalents with a minimum redemption value of $16,500 on December 31, 2014 in exchange for a minority economic interest in

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Trilantic and an interest in Trilantic’s current fund, Trilantic Global Fund IV. The Company also will commit 2.5% of the total capital commitments of Trilantic’s next private equity fund when it is raised, up to $50,000.

Pursuant to the agreement related to the Cash Equities business, the Company is committed to maintain at least $50,000 of Member’s equity in EGL as measured in accordance with U.S. GAAP.

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

The Company contests liability and/or the amount of damages as appropriate. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of any pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies”. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Note 19 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $5 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of December 31, 2009 and 2008 was $75,025 and $32,905, respectively, which exceeded the minimum net capital requirement by $74,028 and $32,662, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the OCC and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The $10,000 is included in Assets Segregated for Bank Regulatory Requirements on the Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of December 31, 2009.

Note 20 – Income Taxes

Prior to August 10, 2006, the Company had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on its U.S. earnings, and certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the Reorganization, the operating business entities of the Company were restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2009 and 2008, were $0 and $92, respectively.

The following table presents the U.S. and non-U.S. components of Income (Loss) before income tax expense:

	For the Years Ended December 31,
	2009	2008	2007
U.S.	$34,871	$5,071	$(12,334)
Non-U.S.	(16,909)	(9,605)	(9,760)

Income (Loss) before Income Tax Expense(a)	$17,962	$(4,534)	$(22,094)

(a)	Net of Noncontrolling Interest.

The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 consist of:

	For the Years Ended December 31,
	2009	2008	2007
Current:
Federal	$7,647	$3,425	$6,683
Foreign	1,460	(2,297)	5,626
State and Local	4,574	1,832	6,016

Total Current	13,681	2,960	18,325
Deferred:
Federal	2,160	(1,555)	(3,098)
Foreign	2,999	(272)	(427)
State and Local	692	(954)	(2,399)

Total Deferred	5,851	(2,781)	(5,924)

Total	$19,532	$179	$12,401

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

A reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	For the Years Ended December 31,
	2009	2008	2007
Reconciliation of Federal Statutory Tax Rates
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Increase (Decrease) Due to State and Local Taxes	23.4%	(13.6)%	(4.2)%
Rate Benefits as a Limited Liability Company/Flow Through	(17.4)%	(19.8)%	(17.3)%
Foreign Taxes	(15.1)%	19.2%	(9.5)%
Non-Deductible Expenses(1)	32.0%	(11.2)%	(27.3)%
Valuation Allowances	38.0%	(9.1)%	0.0%
Other Adjustments	2.9%	(2.4)%	0.7%

Effective Income Tax Rate	98.8%	(1.9)%	(22.6)%

(1)	Related to non-deductible share-based compensation expense.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Current Deferred Tax Assets:
Step up in tax basis due to the exchange of Evercore LP Partnership Units for Shares of Class A Common Stock	$3,841	$2,130

Total Current Deferred Tax Asset	$3,841	$2,130

Long-term Deferred Tax Assets:
Depreciation and Amortization	$4,308	$3,833
Compensation and Benefits	20,896	11,383
Step up in tax basis due to the exchange of Evercore LP Partnership Units for Shares of Class A Common Stock	76,630	42,980
Other	6,818	6,786

Total Long-term Deferred Tax Assets	$108,652	$64,982

Long-term Deferred Tax Liabilities:
Goodwill and Investments	$6,904	$3,064

Total Long-term Deferred Tax Liabilities	$6,904	$3,064

Net Long-term Deferred Tax Assets Before Valuation Allowance	$101,748	$61,918
Valuation Allowance	(8,358)	(852)

Net Long-term Deferred Tax Assets	$93,390	$61,066

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The increase in net deferred tax assets, before valuation allowance, from December 31, 2008 to December 31, 2009 was primarily attributable to an increase in the tax basis of the tangible and intangible assets of Evercore LP which resulted from the 2009 offering of Class A common stock and Members gifting LP units to various charities. During 2009, the Company had an offering of 3,722 shares of Class A common stock and used all of its proceeds from this offering to purchase from certain holders, including members of the Company’s senior management, a number of outstanding LP Units that was equal to the number of newly-issued shares of Class A common stock sold by the Company in the offering. These transactions resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into at the time of the formation transaction between the Company and the Members. The agreement provides for the Members to retain 85% of the tax benefits resulting from the exchange and for the Company to retain 15% of such benefits. Accordingly, the gross Deferred Tax Assets-Current and Deferred Tax Assets-Non-current before amortization increased $903 and $36,851, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2009. See Note 14 for further discussion.

Additionally, the increase in net deferred tax assets, before valuation allowance, from December 31, 2008 to December 31, 2009 was also attributable to a $9,514 increase in compensation deductions for financial reporting purposes associated with RSUs and restricted stock that vested during the period and $475 related to the depreciation of fixed assets and amortization of intangible assets and start-up costs associated with the ETC, Braveheart and Protego acquisitions.

The Company recorded an increase (decrease) in deferred tax assets of ($2,590) and $3,815 associated with changes in Accumulated Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008, respectively.

In 2009 and 2008, the Company concluded that the recoverability of its deferred tax assets in certain of its foreign subsidiaries was not more-likely-than-not to be recoverable, as required by ASC 740. As a result of the assessment, the Company concluded that the net deferred tax assets of these foreign subsidiaries required a full valuation allowance. With respect to net operating loss carry-forwards associated with the foreign subsidiaries, a valuation allowance of $8,358 has been established to fully offset the associated deferred tax assets, consisting of $7,506 and $852 reported in the 2009 and 2008 periods, respectively. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The Company’s net operating loss and tax credit carryforwards primarily relate to carryforwards of $20,708 and $4,011 in the U.K. and Mexico, respectively, at December 31, 2009 and 2008, which may be carried forward indefinitely in the UK and until 2017 in Mexico, subject to various limitations.

A reconciliation of the changes in tax positions for the years ended December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008	2007
Beginning unrecognized tax benefit	$1,717	$2,535	$1,114
Additions based on tax positions related to the current year	—	—	681
Additions for tax positions of prior years	1,011	—	740
Reductions for tax positions of prior years	—	(818)	—

Ending unrecognized tax benefit	$2,728	$1,717	$2,535

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Included in the balance of unrecognized tax benefits at December 31, 2009 and 2008, are $2,683 and $1,674, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company accrued interest and penalties of $298 and $228, respectively, during 2009 related to the unrecognized tax benefits noted above and, as of December 31, 2009, the Company has recognized a liability for penalties and interest of $739 and $939, respectively. The Company accrued interest of $160 during 2008 and, as of December 31, 2008, the Company has recognized a liability for penalties and interest of $510 and $641, respectively.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2009 will decrease within 12 months by an amount up to $443 as a result of the lapse of the statute of limitations in various taxing jurisdictions. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the next year.

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company’s tax years for 2006 to present are subject to examination by the taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2006.

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

Credit Risks

The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, the Company believes that it is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

As of December 31, 2009, the Company has securities purchased under agreements to resell of $184,118 for which the Company has received collateral with a fair value of $183,597. Additionally, the Company has securities sold under agreements to repurchase of $306,894 at December 31, 2009, for which the Company has pledged collateral with a fair value of $306,576. To reduce the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell, the Company has established risk management procedures to monitor the exposure. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for bad debts to provide coverage for probable losses from our customer receivables and derives the estimate through

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. At December 31, 2009 and 2008 total receivables amounted to $24,560 and $22,758, net of an allowance. The Advisory and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $444, $196 and $391 in the years ended December 31, 2009, 2008 and 2007, respectively.

With respect to the Company’s Marketable Securities portfolio, which is comprised of highly rated corporate and municipal bonds and Seed Capital Investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of December 31, 2009, the Company had Marketable Securities of $141,067, of which 95% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 5% were Seed Capital Investments.

Note 22 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Advisory and Investment Management. Advisory includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, and similar corporate finance matters. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors.

The Company’s segment information for the years ended December 31, 2009, 2008 and 2007 is prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, charges associated with a the follow-on offering of the Company’s Class A common stock and vesting of certain Event-based Awards, a 2007 severance agreement, deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, Special Charges in conjunction with the cancellation of employee share-based awards, the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, Acquisition and Transition Costs incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles associated with acquisitions.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the Years Ended December 31,
	2009	2008	2007
Advisory
Net Revenues(1)	$292,634	$186,628	$299,710
Operating Expenses	204,399	157,097	193,204
Other Expenses(2)	17,728	9,336	114,000

Segment Income (Loss)	$70,507	$20,195	$(7,494)

Identifiable Segment Assets	$377,303	$290,677	$347,357

Investment Management
Net Revenues(1)	$20,505	$8,027	$21,889
Operating Expenses	56,529	31,878	42,298
Other Expenses(2)	14,705	5,728	27,032

Segment Income (Loss)	$(50,729)	$(29,579)	$(47,441)

Identifiable Segment Assets	$513,857	$448,263	$341,739

Total
Net Revenues(1)	$313,139	$194,655	$321,599
Operating Expenses	260,928	188,975	235,502
Other Expenses(2)	32,433	15,064	141,032

Segment Income (Loss)	$19,778	$(9,384)	$(54,935)

Identifiable Segment Assets	$891,160	$738,940	$689,096

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2009	2008	2007
Advisory(1)	$(677)	$5,020	$3,959
Investment Management(2)	(1,358)	(1,413)	1,731

Total Other Revenue, net	$(2,035)	$3,607	$5,690

(1)	Advisory Other Revenue, net, includes interest expense on the Senior Notes of $2,742 for the year ended December 31, 2009.

(2)	Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $4,853 and $2,554 for the years ended December 31, 2009 and 2008, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Years Ended December 31,
	2009	2008	2007
Advisory
Deferred Consideration Pursuant to the Braveheart Sale and Purchase Agreement	$—	$7,452	$—
Amortization of LP Units and Certain Other Awards	7,910	—	—
Contingently Vested Equity Awards	—	—	98,963
Special Charges	7,942	—	—
Intangible Asset Amortization	1,876	1,884	15,037

Total Advisory	17,728	9,336	114,000

Investment Management
Amortization of LP Units and Certain Other Awards	1,490	—	—
Contingently Vested Equity Awards	—	—	27,032
Special Charges	12,187	4,132	—
Acquisition and Transition Costs	712	1,596	—
Intangible Asset Amortization	316	—	—

Total Investment Management	14,705	5,728	27,032

Total Other Expenses	$32,433	$15,064	$141,032

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Years Ended December 31,
	2009	2008	2007
Net Revenues:(1)
United States	$258,209	$140,650	$246,294
Europe and Other	34,672	23,039	44,645
Latin America	22,293	27,359	24,970

Total	$315,174	$191,048	$315,909

(1)	Excludes Other Revenue and Interest Expense.

Substantially all of the Company’s long-lived assets reside in the United States.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 23 – Evercore Partners Inc. (Parent Company Only) Financial Statements

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)

	December 31,
	2009	2008
ASSETS
Equity Investment in Subsidiary	$218,743	$167,843
Advances to Subsidiary	118,540	118,971
Deferred Tax Asset	94,928	59,172
Other Assets	3,192	5,044

TOTAL ASSETS	$435,403	$351,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to Related Party	$2,578	$1,816
Amounts Due Pursuant to Tax Receivable Agreement	67,687	38,344
Long-term Debt—Notes Payable	96,618	95,263
Other Liabilities	2,125	—

TOTAL LIABILITIES	169,008	135,423
Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 17,155,883 and 12,552,028 issued at December 31, 2009 and 2008, respectively, and 16,346,584 and 12,053,282 outstanding at December 31, 2009 and 2008, respectively)	172	126
Class B, par value $0.01 per share (1,000,000 shares authorized, 55 and 51 issued and outstanding at December 31, 2009 and 2008, respectively)	—	—
Additional Paid-In-Capital	339,495	275,234
Accumulated Other Comprehensive Income (Loss)	(3,760)	(5,139)
Retained Earnings (Deficit)	(56,756)	(46,564)
Treasury Stock at Cost (809,299 and 498,746 shares at December 31, 2009 and 2008, respectively)	(12,756)	(8,050)

TOTAL STOCKHOLDERS’ EQUITY	266,395	215,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$435,403	$351,030

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
REVENUES
Interest Income	$7,594	$2,553	$—

TOTAL REVENUES	7,594	2,553	—
Interest Expense	7,594	2,553	—

NET REVENUES	—	—	—

EXPENSES
TOTAL EXPENSES	—	—	—

OPERATING INCOME	—	—	—

Equity in Income (Loss) of Subsidiary	9,212	(3,403)	(29,765)
Provision for Income Taxes	10,782	1,310	4,730

NET INCOME (LOSS)	$(1,570)	$(4,713)	$(34,495)

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,570)	$(4,713)	$(34,495)
Undistributed Income of Subsidiary	(9,729)	3,403	29,765
Accretion on Long-term Debt	1,355	431	—
(Increase) Decrease in Operating Assets:
Other Assets	2,138	1,668	(6,713)
Increase (Decrease) in Operating Liabilities:
Payable to Uncombined Affiliates	—	—	(815)
Taxes Payable	—	—	(2,104)
Notes Payable to Related Parties	—	(3,195)	195

Net Cash Used in Operating Activities	(7,806)	(2,406)	(14,167)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Subsidiary	—	(118,971)	—
Investment in Subsidiary	13,263	24,811	(23,766)

Net Cash Provided by (Used in) Investing Activities	13,263	(94,160)	(23,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from IPO and Follow-On Offerings	4,683	—	42,058
Issuance of Notes Payable and Warrants	—	120,000
Proceeds from Equity Offering	70,761	—	—
Purchase of Evercore LP Units	(70,761)	—	—
Debt Issuance Costs	—	(1,460)	—
Foreign Currency Translation	(446)	(15,565)	534
Dividends	(8,217)	(6,239)	(4,651)
ASC 740 Adjustment	(1,477)	(170)	(8)

Net Cash (Used in) Provided by Financing Activities	(5,457)	96,566	37,933

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of Year	—	—	—

CASH AND CASH EQUIVALENTS—End of Year	$—	$—	$—

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

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

Note C – Stockholders’ Equity

The Company is authorized to issue 1,000,000 shares of Class A common stock, par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All shares of Class A common stock and Class B common stock vote together as a single class. At December 31, 2009, the Company has issued 17,156 shares of Class A common stock. The Company has issued 55 shares of Class B common stock in exchange for $1.00, which were held by certain limited partners of Evercore LP and 49 shares are held by Evercore LP at December 31, 2009. During 2009, the Company purchased 255 Class A common shares of Treasury Stock from employees at market values ranging from $11.16 to $30.53 per share. The Company also purchased 56 shares pursuant to the Company’s share repurchase program at market values ranging from $10.32 to $12.38 per share. The Company accounts for purchases of Treasury Stock at cost and includes the Treasury Stock as a separate component of Stockholders’ Equity until such time as the Treasury Stock is retired. The result of the above transactions was an increase in Treasury Stock of $4,706 on the Company’s Condensed Statement of Financial Condition as of December 31, 2009.

During the third quarter of 2009, the Company had an offering of 3,722 shares of Class A common stock. See Note 14 to the consolidated financial statements for a further discussion.

As discussed in Note 17 to the consolidated financial statements, both the LP Units and RSUs are exchangeable into Class A common stock of the Company on a one-for-one basis once vested.

Note D – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from the Company Senior Notes and Warrants expiring 2020. See Note 12 to the consolidated financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note E – Commitments and Contingencies

As of December 31, 2009, as discussed in Note 12 to the consolidated financial statements, the Company estimates the contractual obligations related to the Senior Notes to be $188,640. Pursuant to the Senior Notes, we expect to make payments to the notes’ holder of $6,240 within one year or less, $12,480 in one to three years, $12,480 in three to five years and $157,440 after five years.

As of December 31, 2009, as discussed in Note 18 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $70,253. The company expects to pay to the counterparties to the Tax Receivable Agreement $1,958 within one year or less, $9,457 in one to three years, $11,160 in three to five years and $47,678 after five years.

SUPPLEMENTAL FINANCIAL INFORMATION

(dollars in thousands, except per share data)

Consolidated Quarterly Results of Operations (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2009 and 2008. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net Revenues	$109,174	$83,196	$71,043	$49,726
Total Expenses	90,200	70,910	83,980	48,271

Income (Loss) Before Income Taxes	18,974	12,286	(12,937)	1,455
Provision for Income Taxes	12,499	4,602	1,373	1,058

Net Income (Loss)	6,475	7,684	(14,310)	397
Net Income (Loss) Attributable to Noncontrolling Interest	4,826	5,051	(8,267)	206

Net Income (Loss) Attributable to Evercore Partners Inc.	$1,649	$2,633	$(6,043)	$191

Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.09	$0.16	$(0.43)	$0.01
Diluted	$0.07	$0.14	$(0.43)	$0.01
Dividends Declared Per Share of Class A Common Stock	$0.15	$0.12	$0.12	$0.12

	For the Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net Revenues	$33,236	$56,813	$60,118	$44,488
Total Expenses	49,757	54,943	52,249	47,090

Income (Loss) Before Income Taxes	(16,521)	1,870	7,869	(2,602)
Provision for Income Taxes	(3,463)	1,475	2,461	(294)

Net Income (Loss)	(13,058)	395	5,408	(2,308)
Net Income (Loss) Attributable to Noncontrolling Interest	(7,722)	863	3,352	(1,343)

Net Income (Loss) Attributable to Evercore Partners Inc.	$(5,336)	$(468)	$2,056	$(965)

Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$(0.39)	$(0.04)	$0.16	$(0.08)
Diluted	$(0.39)	$(0.04)	$0.16	$(0.08)
Dividends Declared Per Share of Class A Common Stock	$0.12	$0.12	$0.12	$0.12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2009.

The Company’s independent registered public accounting firm has issued its written attestation report on the Company’s internal control over financial reporting, as included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the internal control over financial reporting of Evercore Partners Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 22, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 22, 2010

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

The information contained in the sections captioned “Compensation of Our Named Executive Officers”, “Directors’ Compensation” and “Compensation Committee Report” of the Proxy Statement is incorporated herein by reference.

Information regarding compensation committee interlocks under the caption “Corporate Governance – Committees of the Board – Compensation Committee” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2009

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	7,971,124	—	10,664,981
Equity compensation plans not approved by shareholders	—	—	—

Total	7,971,124	—	10,664,981

(1)	To date, we have issued RSUs which by their nature have no exercise price.

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the sections captioned “Related Party Transactions and Other Information” and “Corporate Governance-Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information regarding our independent registered public accounting firm fees and services in the section captioned “Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed in Part II, Item 8 hereof.

2.	Financial Data Schedules

All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(1)

3.3	Amended and Restated Bylaws of the Registrant(13)

4.1	Equity Holders Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

4.2	Indenture between Evercore Partners Inc. and The Bank of New York Mellon, as trustee, dated as of August 28, 2008(11)

4.3	Warrant, dated as of August 28, 2008(11)

10.1	Second Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of July 27, 2009(14)

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.2	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.3	Registration Rights Agreement, dated as of August 10, 2006(2)

10.6	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.8	*Employment Agreement between the Registrant and Pedro Aspe(2)

10.9	*Employment Agreement between the Registrant and Robert B. Walsh(6)

10.10	*Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.11	*Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.12	*Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.13	*Employment Agreement between the Registrant and Adam B. Frankel(1)

10.14	Form of Indemnification Agreement between the Registrant and each of its director nominees(1)

10.15	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.19	Form of Restricted Stock Award Agreement(6)

Exhibit Number	Description
10.20	Form of Restricted Stock Unit Award Agreement(6)

10.22	*Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006(9)

10.23	*2007 Form Restricted Stock Unit Award Agreement(9)

10.24	*2008 Form Restricted Stock Unit Award Agreement(15)

10.25	Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners II, L.P.(15)

10.26	*Amendment to Employment Agreement dated November 7, 2008 with Dr. Pedro Carlos Aspe Armella(12)

10.27	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(8)

10.28	*Amendment to Employment Agreement dated February 12, 2008 with Austin M. Beutner(8)

10.29	* Amendment to Restricted Stock Unit Award Agreement with Adam B. Frankel(15)

10.31	Purchase Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

10.32	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman and Pedro Aspe(16)

10.33	*Subscription and Employment Agreement between the Registrant and Ralph L. Schlosstein(2)

11	Not included as a separate exhibit - earnings per share can be determined from Note 16 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2007.

(6)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(7)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 6, 2007.

(8)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(10)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 21, 2008.

(11)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2008.

(13)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 6, 2009.

(14)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 27, 2009.

(15)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 13, 2009.

(16)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 26, 2009.

(17)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCORE PARTNERS INC.

By:	/S/ ROBERT B. WALSH
Robert B. Walsh Chief Financial Officer

February 22, 2010

Each of the officers and directors of Evercore Partners Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Ralph Schlosstein, Roger C. Altman, Robert B. Walsh, Adam B. Frankel and Paul Pensa, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 22nd day of February, 2010.

Signature	Title

/s/ RALPH SCHLOSSTEIN Ralph Schlosstein	Chief Executive Officer (Principal Executive Officer) and Director

/s/ ROGER C. ALTMAN Roger C. Altman	Co-Chairman

/s/ PEDRO ASPE Pedro Aspe	Co-Chairman

/s/ FRANCOIS DE ST . PHALLE Francois de St. Phalle	Director

/s/ GAIL BLOCK HARRIS Gail Block Harris	Director

/s/ CURT HESSLER Curt Hessler	Director

/s/ ANTHONY N. PRITZKER Anthony N. Pritzker	Director

/s/ ROBERT B. WALSH Robert B. Walsh	Chief Financial Officer (Principal Financial Officer)

/s/ PAUL PENSA Paul Pensa	Controller (Principal Accounting Officer)