Form 10-Q
period 2010-03-31
Evercore Partners Inc.
filed 2010-05-05
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of May 3, 2010 was 17,133,228. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 3, 2010 was 55 (excluding 45 shares of Class B common stock held by a subsidiary of the registrant).

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

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009
Assets
Current Assets
Cash and Cash Equivalents	$156,797	$206,682
Marketable Securities	120,140	141,067
Financial Instruments Owned and Pledged as Collateral at Fair Value	105,899	122,618
Securities Purchased Under Agreements to Resell	199,442	184,118
Accounts Receivable (net of allowances of $795 and $764 at March 31, 2010 and December 31, 2009, respectively)	31,820	24,560
Receivable from Employees and Related Parties	6,825	5,235
Deferred Tax Assets - Current	3,642	3,841
Other Current Assets	11,533	8,612

Total Current Assets	636,098	696,733
Investments	35,678	18,581
Deferred Tax Assets - Non-Current	92,370	93,390
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $9,228 and $8,747 at March 31, 2010 and December 31, 2009, respectively)	7,780	8,217
Goodwill	51,522	49,764
Intangible Assets (net of accumulated amortization of $6,230 and $5,921 at March 31, 2010 and December 31, 2009, respectively)	10,606	7,577
Assets Segregated for Bank Regulatory Requirements	10,000	10,000
Other Assets	6,908	6,898

Total Assets	$850,962	$891,160

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$24,779	$93,783
Accounts Payable and Accrued Expenses	13,678	10,159
Securities Sold Under Agreements to Repurchase	305,422	306,894
Payable to Employees and Related Parties	2,826	2,746
Taxes Payable	713	—
Other Current Liabilities	5,402	2,709

Total Current Liabilities	352,820	416,291
Notes Payable	96,972	96,618
Amounts Due Pursuant to Tax Receivable Agreements	67,958	67,687
Other Long-term Liabilities	19,247	14,808

Total Liabilities	536,997	595,404

Commitments and Contingencies (Note 16)

Redeemable Noncontrolling Interest	16,101	—

Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 18,235,529 and 17,155,883 issued at March 31, 2010 and December 31, 2009, respectively, and 17,083,200 and 16,346,584 outstanding at March 31, 2010 and December 31, 2009, respectively)	182	172
Class B, par value $0.01 per share (1,000,000 shares authorized, 55 issued and outstanding at March 31, 2010 and December 31, 2009)	—	—
Additional Paid-In-Capital	349,439	339,495
Accumulated Other Comprehensive Income (Loss)	(3,131)	(3,760)
Retained Earnings (Deficit)	(57,886)	(56,756)
Treasury Stock at Cost (1,152,329 and 809,299 shares at March 31, 2010 and December 31, 2009, respectively)	(23,138)	(12,756)

Total Evercore Partners Inc. Stockholders’ Equity	265,466	266,395
Noncontrolling Interest	32,398	29,361

Total Equity	297,864	295,756

Total Liabilities and Equity	$850,962	$891,160

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2010	2009
Revenues
Investment Banking Revenue	$75,922	$49,058
Investment Management Revenue	11,051	569
Other Revenue, Including Interest	6,472	8,590

Total Revenues	93,445	58,217
Interest Expense	5,604	8,491

Net Revenues	87,841	49,726

Expenses
Employee Compensation and Benefits	55,721	35,854
Occupancy and Equipment Rental	3,327	3,162
Professional Fees	8,365	3,824
Travel and Related Expenses	3,370	1,598
Communications and Information Services	1,029	734
Depreciation and Amortization	1,350	1,057
Acquisition and Transition Costs	1,456	290
Other Operating Expenses	2,595	1,752

Total Expenses	77,213	48,271

Income Before Income Taxes	10,628	1,455
Provision for Income Taxes	4,659	1,058

Net Income	5,969	397
Net Income Attributable to Noncontrolling Interest	3,949	206

Net Income Attributable to Evercore Partners Inc.	$2,020	$191

Net Income Attributable to Evercore Partners Inc. Common Shareholders	$2,009	$191

Weighted Average Shares of Class A Common Stock Outstanding
Basic	18,675	13,701
Diluted	22,328	13,992

Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.11	$0.01
Diluted	$0.09	$0.01

Dividends Declared per Share of Class A Common Stock	$0.15	$0.12

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2010
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2009	17,155,883	$172	$339,495	$(3,760)	$(56,756)	(809,299)	$(12,756)	$29,361	$295,756
Net Income	—	—	—	—	2,020	—	—	3,949	5,969
Other Comprehensive Income, net:
Unrealized Gain (Loss) on Marketable Securities, net	—	—	—	482	—	—	—	(126)	356
Foreign Currency Translation Adjustment	—	—	—	147	—	—	—	(328)	(181)

Total Comprehensive Income	—	—	—	629	2,020	—	—	3,495	6,144
Treasury Stock Purchases	—	—	—	—	—	(343,030)	(10,382)	—	(10,382)
Evercore LP Units Purchased or Converted into Class A Common Stock	18,572	—	82	—	—	—	—	(34)	48
Stock-based Compensation Awards	1,061,074	10	9,524	—	—	—	—	4,972	14,506
Dividends	—	—	349	—	(3,150)	—	—	—	(2,801)
Noncontrolling Interest (Note 13)	—	—	(11)	—	—	—	—	(5,396)	(5,407)

Balance at March 31, 2010	18,235,529	$182	$349,439	$(3,131)	$(57,886)	(1,152,329)	$(23,138)	$32,398	$297,864

	For the Three Months Ended March 31, 2009
			Additional	Accumulated Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2008	12,552,028	$126	$275,234	$(5,139)	$(46,564)	(498,746)	$(8,050)	$15,978	$231,585
Net Income	—	—	—	—	191	—	—	206	397
Other Comprehensive Income (Loss), net:
Unrealized Gain on Marketable Securities, net	—	—	—	86	—	—	—	162	248
Foreign Currency Translation Adjustment	—	—	—	(988)	—	—	—	(1,863)	(2,851)

Total Comprehensive Income (Loss)	—	—	—	(902)	191	—	—	(1,495)	(2,206)
Treasury Stock Purchases	—	—	—	—	—	(169,533)	(1,911)	—	(1,911)
Evercore LP Units Purchased or Converted into Class A Common Stock	36,306	—	90	—	—	—	—	(59)	31
Stock-based Compensation Awards	333,442	3	6,624	—	—	—	—	—	6,627
Dividends	—	—	—	—	(1,640)	—	—	—	(1,640)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	(1,356)	(1,356)

Balance at March 31, 2009	12,921,776	$129	$281,948	$(6,041)	$(48,013)	(668,279)	$(9,961)	$13,068	$231,130

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net Income	$5,969	$397
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Net Realized and Unrealized (Gains) Losses on Investments and Marketable Securities	(938)	2,797
Equity-Based and Other Deferred Compensation	14,837	6,627
Depreciation, Amortization and Accretion	1,704	1,385
Bad Debt Expense	508	—
Deferred Taxes	2,789	(3,526)
Decrease (Increase) in Operating Assets:
Marketable Securities	—	(108)
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,282	(3,089)
Securities Purchased Under Agreements to Resell	(5,823)	(56,231)
Accounts Receivable	(7,661)	(14,154)
Receivable from Employees and Related Parties	(1,590)	(553)
Other Assets	(289)	(1,005)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(68,613)	(39,826)
Accounts Payable and Accrued Expenses	3,415	(594)
Securities Sold Under Agreements to Repurchase	(16,546)	59,251
Payables to Employees and Related Parties	76	80
Taxes Payable	713	479
Other Liabilities	123	(3,603)

Net Cash Used in Operating Activities	(49,044)	(51,673)

Cash Flows From Investing Activities
Investments Purchased	(1,778)	(1,598)
Marketable Securities:
Proceeds from Maturities	15,803	10,194
Proceeds from Sales	26,718	1,318
Purchases	(20,451)	(9,813)
Cash Paid for Acquisitions	(1,000)	—
Change in Restricted Cash	(12)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(452)	(355)

Net Cash Provided by (Used in) Investing Activities	18,828	(254)

Cash Flows From Financing Activities
Payments for Capital Lease Obligations	(11)	(11)
Distributions to Noncontrolling Interests - Evercore LP Limited Partners	(5,396)	(1,784)
Dividends—Class A Stockholders	(2,801)	(1,640)
Treasury Stock Purchased	(10,382)	(1,911)
Other	—	428

Net Cash Used in Financing Activities	(18,590)	(4,918)

Effect of Exchange Rate Changes on Cash	(1,079)	(1,560)

Net Decrease in Cash and Cash Equivalents	(49,885)	(58,405)
Cash and Cash Equivalents-Beginning of Year	206,682	175,902

Cash and Cash Equivalents-End of Period	$156,797	$117,497

Supplemental Cash Flow Disclosure
Payments for Interest	$6,816	$9,981

Payments for Income Taxes	$1,923	$220

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization

Evercore Partners Inc. and subsidiaries are an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP. The Company is the sole general partner of Evercore LP.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company’s subsidiaries. The sole direct subsidiary of the Company is Evercore LP. The principal direct and indirect subsidiaries of Evercore LP are as follows:

•

Evercore Group Holdings L.P. (“EGH”), which indirectly, through its wholly-owned subsidiary, Evercore Partners Services East L.L.C., a Delaware limited liability company, owns interests in each of the following entities:

•

Evercore Group L.L.C. (“EGL”), a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and a member of the Financial Industry Regulatory Authority. EGL is a limited service entity, which specializes in rendering selected financial advisory services, capital market advisory services and underwriting services. EGL was converted to a limited liability company from an S corporation on April 19, 2006;

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

•

Evercore Wealth Management, L.L.C. (“EWM”), a Delaware limited liability company, provides wealth management services to high net-worth individuals. 65% of EWM is owned by EGH; the remaining interest is owned by the management of EWM; and

•

Evercore Asset Management, L.L.C. (“EAM”), a Delaware limited liability company, is an institutional investment management firm that makes high-conviction value investments in small- and mid-capitalization publicly-traded companies. 51% of EAM is owned by EGH; the remaining is owned by the management of EAM.

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

•

Protego Asesores S. de R.L. and its subsidiaries, together with Evercore LP, owns interests in Protego Casa de Bolsa, S.A. de C.V. (“PCB”) and Protego CB Servicios, S. de R.L. (“PCBS”). PCB and PCBS were established for Protego’s asset management business and are 72% owned by Evercore. The remaining interest in these entities is held by third parties.

•

Evercore Holdings Limited, a U.K.-based holding company, through which the Company made its investment in Evercore Pan-Asset Capital Management (“Pan”). Evercore Holdings Limited wholly owns Evercore Partners Ltd. (“Evercore Europe”), formerly Braveheart Financial Services Limited, a U.K. company whose main activity is the provision of advisory and related services.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 2 – Significant Accounting Policies

For a complete discussion of the Company’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities where the Company is deemed to be the primary beneficiary. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

Investment Banking Revenue on the Company’s Unaudited Condensed Consolidated Statement of Operations includes underwriting fees earned from the Company’s institutional equities business. Underwriting fees are accrued when services for the transactions are determined to be substantially completed and the amount of underwriting revenue has been determined. These fees are presented net of transaction-related expenses.

Note 3 – Recent Accounting Pronouncements

ASU 2009-13 – In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted ASU 2009-13 during the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations and cash flows.

Note 4 – Business Changes and Developments

Acquisition of the Private Funds Group of Neuberger Berman – In February 2010, the Company acquired assets of the Private Funds Group of Neuberger Berman for initial consideration of $1,000 plus contingent consideration based on future revenues earned. The transaction resulted in goodwill of $990 and intangible assets relating to Acquired Mandates and Client Relationships of $1,810 and $2,300, respectively, recognized in the Investment Banking Segment. The Acquired Mandates and Client Relationships are being amortized over four and seven years, respectively. Amortization expense related to these intangibles was $76 for the three months ended March 31, 2010.

The Company’s commitment to pay earn-out consideration is based on varied percentages of future fees earned by the private funds group over the 18 month period following the acquisition. The fair value of the earn-out consideration was $4,100 as of March 31, 2010.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Atalanta Sosnoff Capital, LLC – In March 2010, the Company entered into a definitive Purchase and Sale agreement with Atalanta Sosnoff Capital, LLC (“Atalanta”) to purchase an interest in Atalanta representing, as of the closing date, a 49% economic interest for a cash purchase price of $68,600, subject to adjustment based upon the receipt of required consents and certain other matters as set forth in the Purchase Agreement. Following the consummation of the transaction, the remaining 51% of Atalanta’s economic interests will be owned by the senior management of Atalanta. The Company intends to consolidate the financial results of Atalanta based on provisions in the operating agreement which give the Company the majority vote in the management committee of Atalanta.

The Purchase Agreement also provides for a contingent payment to the sellers of up to an additional $14,700, based upon the performance of Atalanta’s business during 2010. The contingent payment, if any, will be paid 50% in cash and 50% in shares of Evercore Class A common stock. The transaction is expected to be consummated in the second quarter of 2010.

Trilantic Capital Partners – In February 2010, the Company announced the formation of a strategic alliance to pursue private equity investment opportunities for Trilantic Capital Partners’ (“Trilantic”) current fund and to collaborate on the future growth of Trilantic’s business. See Notes 9 and 13 for further discussions.

MJC Associates – In April 2010, the Company entered into an agreement to acquire MJC Associates, a commercial real estate advisory boutique. The terms of the acquisition include $5,000 of cash and $3,000 of restricted stock, which is contingently issuable based on minimum future revenues.

Note 5 – Acquisition and Transition Costs

The Company recognized $1,456 for the three months ended March 31, 2010 as Acquisition and Transition Costs incurred in connection with its acquisition of Atalanta, investment in Trilantic and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.

The Company recognized $290 for the three months ended March 31, 2009 as Acquisition and Transition Costs incurred in connection with the consummation of the Company’s acquisition of Bank of America’s Special Fiduciary Services Division (“SFS”) and formation of ETC.

Note 6 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $1,392 and $1,473 for the three months ended March 31, 2010 and 2009, respectively.

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$66,429	$2,370	$3	$68,796	$97,921	$3,311	$9	$101,223
Municipal Bonds	27,096	116	3	27,209	28,399	72	6	28,465
Other Debt Securities	2,444	15	1	2,458	4,455	15	—	4,470
Seed Capital Investments	4,323	2,242	20	6,545	4,948	2,066	105	6,909

Total Available-for-Sale	100,292	4,743	27	105,008	135,723	5,464	120	141,067

Debt Securities Carried in EGL	15,078	57	3	15,132	—	—	—	—

Total	$115,370	$4,800	$30	$120,140	$135,723	$5,464	$120	$141,067

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Scheduled maturities of the Company’s available-for-sale debt securities as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$40,038	$40,303	$49,726	$50,077
Due after one year through five years	55,931	58,160	81,049	84,081

Total	$95,969	$98,463	$130,775	$134,158

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value to an amount approximating its amortized cost, which may be maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at March 31, 2010.

Debt Securities

The Company invests in corporate and municipal bonds, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company had $1,173 and $163 of realized gains for the three months ended March 31, 2010 and 2009, respectively.

Seed Capital Investments

During the first quarter of 2009, the Company assessed its treasury and investment activities including the Seed Capital Investments managed by EAM and, as a result, the Company transferred these securities from trading to available-for-sale. Accordingly, these securities are stated at quoted market value with unrealized gains and losses, which have occurred since the date of transfer, included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. Prior to the transfer, the Company incurred $758 of realized and unrealized losses on Seed Capital Investments during the first quarter of 2009. The Company incurred $477 of realized gains for the three months ended March 31, 2010. Seed Capital Investments include equity securities and their equivalents, which include debt securities with a fair value of $254 and $214 at March 31, 2010 and December 31, 2009, respectively, all with maturities of greater than 10 years.

Debt Securities Carried in EGL

During the first quarter of 2010, the Company began investing in municipal bonds within EGL. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statement of Operations, as required by the accounting for broker-dealers in securities. The Company had $54 of net unrealized gains for the three months ended March 31, 2010.

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through PCB, enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at fair value on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 1.3 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As of March 31, 2010 and December 31, 2009, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions are as follows:

	March 31, 2010		December 31, 2009
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$105,899		$122,618
Securities Purchased Under Agreements to Resell	199,442	$199,330	184,118	$183,957

Total Assets	$305,341		$306,736

Liabilities
Securities Sold Under Agreements to Repurchase	$(305,422)	$(305,089)	$(306,894)	$(306,576)

Note 9 – Investments

The Company’s investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in private equity funds and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on equity method investments are included on the Unaudited Condensed Consolidated Statements of Operations in Investment Management Revenue.

Investments in Private Equity Funds

A summary of the Company’s investment in the private equity funds as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
ECP II	$6,383	$6,220
Discovery Americas I, L.P.	1,955	2,603
EMCP II	4,705	4,409
CSI Capital	1,778	—

Total Private Equity Funds	$14,821	$13,232

During the three months ended March 31, 2010, the Company made an investment of $1,778 in the CSI Capital, L.P. fund (“CSI Capital”) representing approximately 33% of the Company’s existing commitment to CSI Capital.

Net realized and unrealized losses on private equity fund investments, including incentive fees, were $586 and $677 for the three months ended March 31, 2010 and 2009, respectively. The Company may be obligated to reduce revenues or repay certain carried interest previously recorded in the event that the investments perform poorly on both a realized and unrealized basis. As of March 31, 2010, the Company had $2,701 of previously received carried interest that may be subject to repayment.

Other Equity Method Investments

A summary of the Company’s other equity investments as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Trilantic	$16,090	$—
Pan	3,517	4,099

Total Equity Investments	$19,607	$4,099

Trilantic

In February 2010, the Company made an equity method investment in Trilantic. See Note 13 for a further discussion.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Pan

In 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at March 31, 2010. This investment resulted in losses of $180 and $204 for the three months ended March 31, 2010 and 2009, respectively.

EAM

In 2009, the Company invested an additional $2,000 in EAM, increasing its ownership to 51%. As a result, the Company consolidated its investment in EAM effective April 1, 2009. The investment resulted in losses of $334 for the three months ended March 31, 2009.

HighView

In 2009, HighView Investment Group’s (“HighView”) management decided against proceeding with its business. As a result of this event, the Company recognized a loss of $920 in this investment for the three months ended March 31, 2009, representing the Company’s share of deferred costs expensed by HighView for this period.

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

Note 10 – Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), as of January 1, 2008, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. The adoption did not have a material impact on the results of the Company. ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily-available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where Evercore holds a large position and a sale could reasonably impact the quoted price. Level I investments include Financial Instruments Owned and Pledged as Collateral at Fair Value and the Company’s Seed Capital Investments of $105,899 and $6,545 as of March 31, 2010, respectively, and $122,618 and $6,909 as of December 31, 2009, respectively.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Level II investments include the Company’s investments in corporate and municipal bonds and other debt securities of $113,595 and $134,158 as of March 31, 2010 and December 31, 2009, respectively, which are included in Marketable Securities and $48,340 as of March 31, 2010, which are included in Cash and Cash Equivalents. The estimated fair values of these securities are based on quoted market prices provided by external pricing services.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The Company did not have any Level III investments as of March 31, 2010 and December 31, 2009.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 11 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company notes having a principal amount of $120,000 due 2020 with a 5.20% coupon (“the Senior Notes”) and warrants to purchase 5,455 shares of Evercore Class A common stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statement of Financial Condition. The Senior Notes have an effective yield of 7.94%. At March 31, 2010, the fair value of the Company’s Senior Notes exceeded their aggregate carrying value by approximately $16,500. The fair value of the Company’s Senior Notes was estimated based on a present value analysis utilizing aggregate market yields for similar financial instruments.

The holder of the Senior Notes may require the Company to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the aggregate accreted amount of such Senior Notes, (the “Accreted Amount”), plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at the option of the Company at any time within 90 days following the date on which Mizuho notifies the Company that it is terminating their strategic alliance agreement (“Strategic Alliance Agreement”). Senior Notes held by any other holder than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at the option of the Company at any time beginning on the third anniversary of the closing of the Senior Notes and Warrants. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

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

Note 12 – Evercore Partners Inc. Stockholders’ Equity

During the three months ended March 31, 2010, the Company declared and paid dividends of $0.15 per share, totaling $2,801. The Company’s Board of Directors declared on April 19, 2010, a quarterly cash dividend of $0.15 per share, to the holders of Class A common stock as of May 28, 2010, which will be paid on June 11, 2010.

During the three months ended March 31, 2010, the Company purchased 343 Class A common shares from employees at market values ranging from $29.09 to $32.00 per share for the net settlement of stock-based compensation awards. The result of these purchases was an increase in Treasury Stock of $10,382 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2010.

During the three months ended March 31, 2010, 19 Evercore LP partnership units (“LP Units”) were gifted by employees to various charities and exchanged for Class A common shares, resulting in an increase to Additional Paid-In-Capital of $82 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2010.

Note 13 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 43% interest in Evercore LP, a 28% interest in PCB, a 35% interest in EWM, a 49% interest in EAM and a 14% interest in ETC, not owned by the Company. The Noncontrolling Interest for Evercore LP, ETC and EWM have rights, in certain circumstances, to convert into Class A common shares.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the three months ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended March 31,
	2010	2009
Beginning balance	$29,361	$15,978

Comprehensive income
Operating income	3,949	206
Other comprehensive income (loss)	(454)	(1,701)

Total comprehensive income (loss)	3,495	(1,495)

Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(34)	(59)
Amortization and Vesting of LP Units	4,972	—
Distributions to partners	(5,396)	(1,784)
Other, including PCB and EWM	—	428

Total other items	(458)	(1,415)

Ending balance	$32,398	$13,068

In February 2010, the Company issued 500 LP Units in exchange for a minority economic interest in Trilantic. At December 31, 2014, at the option of the holder, these LP Units are exchangeable on a one-for-one basis for Class A common stock of the Company or may be redeemed for cash of $16,500. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units at the date of issuance. This value will be accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $11 for the three months ended March 31, 2010.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 14 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three months ended March 31, 2010 and 2009 are described and presented below.

	For the Three Months Ended March 31,
	2010		2009
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders

Numerator:
Net income attributable to Evercore Partners Inc.	$2,020		$191
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 13)	(11)		—

Net income attributable to Evercore Partners Inc. common shareholders	$2,009		$191
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	18,675		13,701

Basic Net Income Per Share Attributable to Evercore Partners Inc. common shareholders	$0.11		$0.01

Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders

Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$2,009		$191
Add (deduct)—dilutive effect of:
Noncontrolling Interest related to the assumed exchange of Evercore LP partnership units for Class A common shares	(a	)	(a	)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)
Associated Interest Expense pursuant to conversion of Warrants Issued	(b	)	(b	)

Diluted Net Income available for Class A common shareholders	$2,009		$191

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	18,675		13,701
Add—dilutive effect of:
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs, as calculated using the Treasury Stock Method	2,036		291
Assumed conversion of Warrants issued	1,617		(b	)

Diluted weighted average shares of Class A common stock outstanding	22,328		13,992

Diluted Net Income Per Share Attributable to Evercore Partners Inc. common shareholders	$0.09		$0.01

(a)	During the three months ended March 31, 2010 and 2009, the LP Units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 14,317 and 14,875 for the three months ended March 31, 2010 and 2009, respectively.
(b)

For the three months ended March 31, 2009, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 5,455 for the three months ended March 31, 2009, reduced for the impact of the Treasury Stock Method, if applicable. ASC 260, “Earnings per Share,” requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method.

The Company computes earnings per share using the two-class method, decreasing Net Income Attributable to Evercore Partners Inc. by the accretion of the redemption price of the noncontrolling interest in Trilantic. See Note 13 for further information. The computation of earnings per share under the two-class method had no effect on earnings per share for the three months ended March 31, 2010.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

Note 15 – Stock-Based and Other Deferred Compensation

Subsequent to the IPO, the Company granted new and existing employees RSUs and restricted stock. Certain of these awards vest upon the same terms as the RSUs issued at the time of the IPO (“Event-based Awards”) and certain of these awards vest from one to five years (“Service-based Awards”).

During the three months ended March 31, 2010, pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan, the Company granted employees 1,106 RSUs that are Service-based Awards. Service-based awards granted during the three months ended March 31, 2010 had grant date fair values of $28.35 to $32.65 per share. During the three months ended March 31, 2010, no Event-based Awards vested. Compensation expense related to Service-based Awards including compensation expense related to the amortization of the partnership units was $14,837 for the three months ended March 31, 2010.

During the three months ended March 31, 2010, $2,686 was reclassified from Additional Paid-In-Capital to Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition in conjunction with a deferred compensation arrangement.

Note 16 – Commitments and Contingencies

For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $2,004 and $2,241 for the three months ended March 31, 2010 and 2009, respectively.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $181 and $106 for the three months ended March 31, 2010 and 2009, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.

During the first quarter of 2010, the Company agreed to lease additional office space at 55 East 52nd St., New York, with annual base rental payments of approximately $2,000. In conjunction with this lease, the Company entered into an irrevocable letter of credit in the amount of $633.

In addition, during the first quarter of 2010, the Company entered into contracts relating to the institutional equities business which have two to three year terms and aggregate minimum annual payments and cancellation fees of approximately $350 and $820, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Other Commitments – As of March 31, 2010, the Company has unfunded commitments for capital contributions of $11,934 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

See Note 4 for the Company’s commitment related to the earn-out consideration for the acquisition of the key assets of the Private Funds Group of Neuberger Berman.

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

The Company contests liability and/or the amount of damages as appropriate. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of any pending matters will not have a material adverse effect on the unaudited condensed consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies”. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 17 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of March 31, 2010 and December 31, 2009 was $74,446 and $75,025, respectively, which exceeded the minimum net capital requirement by $73,470 and $74,028, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The $10,000 is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements for the quarter ended March 31, 2010.

Note 18 – Income Taxes

The Company’s Provision for Income Taxes was $4,659 and $1,058 for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate was 44% and 73% for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate for 2010 reflects the effect of certain non-deductible stock compensation expenses associated with the vesting of LP Units and losses in certain foreign jurisdictions for which no income tax benefits are anticipated.

As of March 31, 2010, there was $2,683 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions a as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest of $49 during the three months ended March 31, 2010, and had recognized a liability for penalties of $739 and interest of $988 at March 31, 2010.

Note 19 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. During the first quarter of 2010, the Investment Banking segment (formerly called the Advisory segment) expanded to include equity underwriting capabilities and private fund placement services. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors.

The Company’s segment information for the three months ended March 31, 2010 and 2009 is prepared using the following methodology:

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, Acquisition and Transition Costs incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles associated with acquisitions.

The Company evaluates segment results based on net revenue and operating income, both including and excluding the impact of the Other Expenses.

The following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, other expenses, operating income and identifiable assets.

	For the Three Months Ended March 31,
	2010	2009
Investment Banking
Net Revenues (1)	$76,515	$49,660
Operating Expenses	55,895	37,512
Other Expenses (2)	5,328	468

Segment Income	$15,292	$11,680

Identifiable Segment Assets	$341,670	$264,747

Investment Management
Net Revenues (1)	$11,326	$66
Operating Expenses	15,004	10,001
Other Expenses (2)	986	290

Segment Income (Loss)	$(4,664)	$(10,225)

Identifiable Segment Assets	$509,292	$477,688

Total
Net Revenues (1)	$87,841	$49,726
Operating Expenses	70,899	47,513
Other Expenses (2)	6,314	758

Segment Income	$10,628	$1,455

Identifiable Segment Assets	$850,962	$742,435

(1) Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2010	2009
Investment Banking (1)	$593	$602
Investment Management (2)	275	(503)

Total Other Revenue, net	$868	$99

(1)     Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,035 for the three months ended March 31, 2010.

(2)     Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $875 and $1,892 for the three months ended March 31, 2010 and 2009, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2) Other Expenses are as follows:

	For the Three Months Ended March 31,
	2010	2009
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,859	$—
Intangible Asset Amortization	469	468

Total Investment Banking	5,328	468

Investment Management
Amortization of LP Units and Certain Other Awards	871	—
Acquisition and Transition Costs	—	290
Intangible Asset Amortization	115	—

Total Investment Management	986	290

Total Other Expenses	$6,314	$758

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Three Months Ended March 31,
	2010	2009
Net Revenues: (1)
United States	$75,076	$38,951
Europe and Other	9,497	9,007
Latin America	2,400	1,669

Total	$86,973	$49,627

(1) Excludes Other Revenue and Interest Expense.

Substantially all of the Company’s long-lived assets reside in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent quarterly reports on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Key Financial Measures

Revenue

Total revenues reflect revenues from our Investment Banking and Investment Management business segments that include transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense related to repurchase agreements, Senior Notes and other borrowings.

Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. During the first quarter of 2010, the Investment Banking segment (formerly called the Advisory segment) expanded to include underwriting capabilities and private fund placement services. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue comes from fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals.

Revenue trends in our Investment Banking business generally are correlated to the volume of M&A activity and/or restructuring activity, which tends to be counter-cyclical to M&A. However, deviations from this trend can occur in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity.

We operate in a highly-competitive environment where there are no long-term contracted sources of revenue and each revenue-generating engagement is separately awarded and negotiated. Our list of clients, including our list of clients with whom there is a currently active revenue-generating engagement, changes continually. We gain new clients through our business development initiatives, through recruiting additional senior investment banking professionals through referrals from executives, directors, attorneys and other parties with whom we have relationships. We may also lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

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

Management fees from EAM, EWM and PCB generally represent a percentage of assets under management. Fees from ETC and PCB’s trust business includes fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement and are individually negotiated. Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Performance fees from private equity funds are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to “claw-back” provisions. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.

Transaction-Related Client Reimbursements. In both our Investment Banking and Investment Management segments, we make various transaction-related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our clients or the contracts with the limited partners in the private equity funds we manage, these expenditures may be reimbursable. We define these expenses as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Client expense reimbursements are recorded as revenue on the Unaudited Condensed Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

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

Increasing the number of high-caliber experienced senior level employees is critical to our growth efforts. In our advisory business, these hires generally do not begin to generate significant revenue in the year they are hired.

Our annual compensation program includes stock-based compensation awards as a component of the annual bonus awards for certain employees, including certain Senior Managing Directors. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which generally occurs in the first quarter of each year; accordingly, the expense is being amortized over the vesting period.

Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information services, depreciation and amortization, acquisition and transition costs and other operating expenses. We refer to all of these expenses as non-compensation expenses.

Other Expenses

Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, Acquisition and Transition Costs incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles associated with certain acquisitions.

Provision for Income Taxes

We account for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of our assets and liabilities.

Noncontrolling Interest

We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors and their estate planning vehicles and Trilantic in Evercore LP, as well as the portions of PCB, EWM, EAM and ETC not owned by Evercore. As described in Note 1 to our unaudited condensed consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP. Prior to the Company’s stock offering and purchase of a portion of the noncontrolling interest in Evercore LP in the third quarter of 2009, Evercore Partners Inc. had a minority economic interest in Evercore LP but a majority voting interest in and controlled the management of Evercore LP. Subsequent to the Company’s stock offering in the third quarter of 2009, in addition to having a majority voting interest in and controlling the management of Evercore LP, Evercore Partners Inc. has a majority economic interest in Evercore LP. As a result, both before and after the Company’s stock offering in the third quarter of 2009, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners. For further information see Note 13 to our unaudited condensed consolidated financial statements.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2010 and 2009. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

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

	For the Three Months Ended March 31,
	2010	2009	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$75,922	$49,058	55%
Investment Management Revenue	11,051	569	NM
Other Revenue	6,472	8,590	(25%)

Total Revenues	93,445	58,217	61%
Interest Expense	5,604	8,491	(34%)

Net Revenues	87,841	49,726	77%

Expenses
Operating Expenses	70,899	47,513	49%
Other Expenses	6,314	758	733%

Total Expenses	77,213	48,271	60%

Income Before Income Taxes	10,628	1,455	630%
Provision for Income Taxes	4,659	1,058	340%

Net Income	5,969	397	NM
Net Income Attributable to Noncontrolling Interest	3,949	206	NM

Net Income Attributable to Evercore Partners Inc.	$2,020	$191	958%

Diluted Net Income Per Share	$0.09	$0.01	800%

As of March 31, 2010 and 2009 our total headcount was as follows:

	As of March 31,
	2010
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total	2009
Senior Managing Directors	35	7	9	51	46
Portfolio and Client Relationship Managers	24	—	—	24	8
Professionals and Administrative Personnel (1)	246	110	33	389	299

Total	305	117	42	464	353

(1) Excludes two interns as of March 31, 2010 and 2009.

Three Months Ended March 31, 2010 versus March 31, 2009

Net revenues were $87.8 million for the three months ended March 31, 2010; an increase of $38.1 million, or 77%, versus net revenues of $49.7 million for the three months ended March 31, 2009. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $70.9 million for the three months ended March 31, 2010 as compared to $47.5 million for the three months ended March 31, 2009, a 49% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $50.0 million for the three months ended March 31, 2010, an increase of $14.1 million, or 39%, versus expense of $35.9 million for the three months ended March 31, 2009. The increase was primarily due to the accrual of higher amounts of discretionary compensation, reflecting higher revenues and compensation costs resulting from our new businesses, including ETC, EAM and EIE, all of which were either not consolidated, or in operation, during the three months ended March 31, 2009. Non-compensation expenses as a component of Operating Expenses were $20.9 million for the three months ended March 31, 2010, an increase of $9.2 million, or 79% over non-compensation operating expenses of $11.7 million for the three months ended March 31, 2009. Non-compensation operating expenses increased compared to 2009 primarily as a result of increased Professional Fees, Travel and Related Expenses and Acquisition and Transition Costs, primarily driven by growth in the business and higher deal-related activity levels.

Total Other Expenses of $6.3 million for the three months ended March 31, 2010 relate to amortization costs associated with unvested LP Units and certain other awards of $5.7 million and amortization of intangibles of $0.6 million. Total Other Expenses of $0.8 million for the three months ended March 31, 2009 related to Acquisition and Transition Costs of $0.3 million incurred in connection with acquisitions that were in process and amortization of intangibles of $0.5 million.

The provision for income taxes for the three months ended March 31, 2010 was $4.7 million, which reflected an effective tax rate of 44%. This provision was impacted by the non-deductible compensation expense associated with the vesting of certain LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no income tax benefits are anticipated. The provision for income taxes for the three months ended March 31, 2009 was $1.1 million, which reflected an effective tax rate of 73%. The 73% effective tax rate was primarily due to the impact of the realized tax deduction for certain share-based compensation awards being lower than the deferred tax benefit recognized at the time of expensing such awards due to a decrease in the Company’s share price. The effective tax rate for the same period would have been 34%, excluding the non-deductible stock compensation charges.

Noncontrolling interest was $3.9 million for the three months ended March 31, 2010 compared to $0.2 million for the three months ended March 31, 2009, reflecting the allocation of net income for the three months ended March 31, 2010.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2010	2009	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue (1)	$75,922	$49,058	55%
Other Revenue, net (2)	593	602	(1%)

Net Revenues	76,515	49,660	54%

Expenses
Operating Expenses	55,895	37,512	49%
Other Expenses	5,328	468	NM

Total Expenses	61,223	37,980	61%

Operating Income	$15,292	$11,680	31%

(1) Includes reimbursable expenses of $4.6 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.
(2) Includes interest expense on the Senior Notes of $1.0 million for the three months ended March 31, 2010.

For the three months ended March 31, 2010, the level of North American and Global announced M&A activity was higher than for the three months ended March 31, 2009, as evidenced by the following industry statistics regarding the volume of transactions:

	For the Three Months Ended March 31,
	2010	2009
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$255	$182
Value of North American M&A Deals Completed	$163	$236
Value of Global M&A Deals Announced	$583	$471
Value of Global M&A Deals Completed	$366	$497
Evercore Statistics **
Total Number of Advisory Clients	70	69
Investment Banking Clients With Fees of at Least $1 million	14	7

* Source: Thomson Financial April 9, 2010
** Includes revenue generating clients only

As of March 31, 2010 and 2009, our headcount for our Investment Banking segment was as follows:

	As of March 31,
	2010
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total	2009
Senior Managing Directors	29	6	9	44	36
Professionals	112	29	20	161	131

Total	141	35	29	205	167

Investment Banking Results of Operations

Three Months Ended March 31, 2010 versus March 31, 2009

Net Investment Banking Revenues were $76.5 million for the three months ended March 31, 2010 compared to $49.7 million for the three months ended March 31, 2009, which represented an increase of 54%, in contrast with the dollar value of North American and Global M&A completed transactions decreasing 31% and 26%, respectively. The increase in revenues over 2009 reflected the closing of several significant M&A and restructuring advisory transactions.

Operating Expenses were $55.9 million for the three months ended March 31, 2010, as compared to $37.5 million for the three months ended March 31, 2009, an increase of $18.4 million, or 49%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $40.6 million for the three months ended March 31, 2010, as compared to $29.2 million for the three months ended March 31, 2009, an increase of $11.4 million, or 39%. The increase was primarily due to higher amounts of discretionary compensation accrued, reflecting higher revenues and compensation costs resulting from new businesses. Non-compensation expenses, as a component of Operating Expenses, were $15.3 million for the three months ended March 31, 2010, as compared to $8.3 million for the three months ended March 31, 2009, an increase of $7.0 million, or 85%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels.

Other Expenses of $5.3 million for the three months ended March 31, 2010 included $4.9 million related to amortization costs associated with unvested LP Units and certain other awards and $0.5 million of intangible asset amortization. Other Expenses of $0.5 million for the three months ended March 31, 2009 related to the amortization of intangibles.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2010	2009	Change
	(dollars in thousands)
Revenues
Management Fees:
Wealth Management	$1,917	$370	418%
Institutional Asset Management	6,719	1,005	569%
Private Equity	1,978	2,150	(8%)

Total Management Fees	10,614	3,525	201%

Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,203	(821)	NM
Private Equity	(586)	(677)	13%

Total Realized and Unrealized Gains (Losses)	617	(1,498)	NM

HighView	—	(920)	NM
Equity in EAM Losses (1)	—	(334)	NM
Equity in Pan Losses	(180)	(204)	12%

Investment Management Revenue	11,051	569	NM
Other Revenue, net (2)	275	(503)	NM

Net Investment Management Revenues	11,326	66	NM

Expenses
Operating Expenses	15,004	10,001	50%
Other Expenses	986	290	240%

Total Expenses	15,990	10,291	55%

Operating Income (Loss)	$(4,664)	$(10,225)	54%

(1) Consolidated April 1, 2009.
(2) Includes interest expense on the Senior Notes of $0.9 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.
(3) Includes Noncontrolling interest of ($0.4) million and ($0.5) million for the three months ended March 31, 2010 and 2009, respectively.

Investment Management Results of Operations

Our Wealth Management and Institutional businesses in the United States include the results of our new businesses, EWM and ETC, which commenced operations in the fourth quarter of 2008 and second quarter of 2009, respectively, and EAM, which was consolidated as of April 1, 2009. EWM manages investment portfolios and implements financial planning strategies for high net-worth individuals. ETC, in conjunction with the acquisition of SFS, focuses on providing specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations. In addition, ETC provides personal trustee, executor and custody services for EWM. EAM is an institutional money manager specializing in small- and mid-cap value and core U.S. equities and earns revenues on a percentage of assets under management. Revenues from EWM are primarily earned on a percentage of assets under management, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements. Our Investment Management results of operations continue to reflect the start-up nature of these businesses.

Our U.S. private equity funds earn management fees of 2% on committed capital during their investment period and 1% of invested capital thereafter. Our Mexico private equity fund earns management fees of 2.25% on committed capital during its investment period and 2.25% on net funded committed capital thereafter. Management fees for our Mexican private equity fund, EMCP II, were calculated on committed capital. For the three months ended March 31, 2010, management fee calculations for U.S. funds were based on $318.8 million of invested capital. For the three months ended March 31, 2009, the management fee for U.S. funds was based on $477.8 million of invested capital. We expect management fees from the U.S. funds to decline over the remaining life of the funds, as the funds continue to exit their portfolio company holdings.

In addition, the general partner of private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the general partner of ECP II and 100% of Carried Interest in EMCP II. A significant portion of any gains recognized related to ECP II are distributed to certain of our U.S. private equity professionals. As a result of amendments in December 2009, the Company will no longer receive management fees on ECP I.

Assets under management for our Investment Management business of $5.0 billion at March 31, 2010, increased from $4.5 billion at December 31, 2009, reflecting an increase in clients associated with new businesses, as well as asset growth.

Three Months Ended March 31, 2010 versus March 31, 2009

Net Investment Management Revenues were $11.3 million for the three months ended March 31, 2010, compared to $0.1 million for the three months ended March 31, 2009. Management Fees earned from the management of client portfolios and other investment advisory services increased 201% from the three months ended March 31, 2009 as a result of the acquisition of new businesses, as well as continued growth in assets under management. Realized and Unrealized Gains (Losses) increased from the prior year primarily resulting from gains on the seed capital managed by EAM and EWM which were offset by an unrealized loss due to a negative valuation adjustment for a portfolio company in Mexico.

Operating Expenses were $15.0 million for the three months ended March 31, 2010, as compared to $10.0 million for the three months ended March 31, 2009, an increase of $5.0 million, or 50%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $9.4 million for the three months ended March 31, 2010, as compared to $6.6 million for the three months ended March 31, 2009, an increase of $2.8 million, or 42%. The increase was primarily due to compensation costs resulting from new businesses. Non-compensation expenses, as a component of Operating Expenses, were $5.6 million for the three months ended March 31, 2010, as compared to $3.4 million for the three months ended March 31, 2009, an increase of $2.2 million, or 66%. The increase was primarily a result of the acquisition of new businesses added during 2009 and costs associated with acquisitions announced during the first quarter of 2010.

Other Expenses of $1.0 million for the three months ended March 31, 2010 included $0.9 million related to amortization costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.1 million. Total Other Expenses of $0.3 million for the three months ended March 31, 2009 related to Acquisition and Transition Costs.

Cash Flows

Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our Senior Managing Directors and employees and interest expense on our Senior Notes. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments, raise capital through the issuance of stock or debt, payment of dividends and other periodic distributions to our stakeholders. Investment Banking fees are generally collected within 90 days of billing. Management fees from our private equity investment management activities are generally billed in advance but collected at the end of a half year period from billing. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year’s results. We generally make dividend payments and other distributions on a quarterly basis. A summary of our operating, investing and financing cash flows is as follows:

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$5,969	$397
Noncash charges	18,900	7,283
Other operating activities	(73,913)	(59,353)

Operating activities	(49,044)	(51,673)
Investing activities	18,828	(254)
Financing activities	(18,590)	(4,918)
Effect of exchange rate changes	(1,079)	(1,560)

Net Increase (Decrease) in Cash and Cash Equivalents	(49,885)	(58,405)
Cash and Cash Equivalents
Beginning of Period	206,682	175,902

End of Period	$156,797	$117,497

Three Months Ended March 31, 2010. Cash and Cash Equivalents were $156.8 million at March 31, 2010, a decrease of $49.9 million versus Cash and Cash Equivalents of $206.7 million at December 31, 2009. Operating activities resulted in a net outflow of $49.0 million, primarily related to the payment of 2009 bonus awards, offset by cash earnings. Cash of $18.8 million was provided by investing activities primarily from maturities and sales of our marketable securities, offset by purchases of investments and cash paid for acquisitions. Financing activities during the period used cash of $18.6 million, primarily for the purchase of treasury stock, as well as distributions to Evercore LP members and payment of dividends.

Three Months Ended March 31, 2009. Cash and Cash Equivalents were $117.5 million at March 31, 2009, a decrease of $58.4 million versus Cash and Cash Equivalents of $175.9 million at December 31, 2008. Operating activities during the three months ended March 31, 2009 resulted in a net outflow of $51.7 million, primarily related to the payment of 2008 bonus awards. Cash of $0.3 million was used in investing activities primarily for purchases of investments and marketable securities, offset by maturities of marketable securities. Financing activities during the period used cash of $4.9 million, primarily due to purchases of treasury stock, as well as distributions to Evercore LP members and payment of dividends.

Liquidity and Capital Resources

General

Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable in relation to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses and employee compensation. We traditionally have made payments for employee bonuses and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with our corporate estimated payment calendar; these payments are made prior the end of each calendar quarter. In addition, dividends on Class A common shares are paid when and if declared by the Board of Directors, which is generally quarterly.

We regularly monitor our liquidity position, including cash, other significant working capital current assets and liabilities, long-term liabilities, lease commitments, principal investment commitments related to our Investment Management business, dividends on Class A common shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors which are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. The domestic and global markets and economic conditions were disruptive and volatile throughout 2008 and into 2009. In particular, the cost and availability of funding was adversely affected by illiquid credit markets and wider credit spreads. Revenue generated by our advisory activities is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally has decreased, thereby reducing the demand for our advisory services among financial services companies seeking such engagements. Our operating results are adversely affected by any such reduction in the number or value of mergers and acquisitions transactions. Restructuring activity generally is counter-cyclical to M&A activity, and revenues related to restructuring have offset much of the decline in M&A revenues. In addition, as a result of the market and general economic conditions, the private equity funds that our Investment Management business manages have been impacted by reduced valuations and opportunities to exit and realize value from their investments and our Institutional Asset Management business has generated lower revenue because investment advisory fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

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

In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During the first quarter of 2010, we repurchased 343,030 shares for $10.4 million related to share deliveries.

On August 21, 2008, we entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from us $120.0 million principal amount of Senior Notes and the Warrants to purchase 5,454,545 shares of Evercore Class A common stock at $22.00 per share expiring in 2020. The holder of the Senior Notes may require us to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the Accreted Amount, plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at our option at any time within 90 days following the date on which Mizuho notifies us that it is terminating the Strategic Alliance Agreement. Senior Notes held by any holder other than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at our option at any time beginning on the third anniversary of closing. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

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

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of March 31, 2010, we were in compliance with all of these covenants.

We have made certain capital commitments, with respect to our investment activities, which are included in the Contractual Obligations section below.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $8.1 million and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 17 to our unaudited condensed consolidated financial statements.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.3 years and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s assets under management, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

As of March 31, 2010 and December 31, 2009, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	March 31, 2010		December 31, 2009
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$105,899		$122,618
Securities Purchased Under Agreements to Resell	199,442	$199,330	184,118	$183,957

Total Assets	305,341		306,736
Liabilities
Securities Sold Under Agreements to Repurchase	(305,422)	$(305,089)	(306,894)	$(306,576)

Net Liabilities	$(81)		$(158)

Risk Measures
Value at Risk	$33		$53

Sensitivity to a 100 basis point increase in the interest rate	$(150)		$(149)

Sensitivity to a 100 basis point decrease in the interest rate	$149		$152

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of March 31, 2010, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from the above commitments and contractual obligations.

During the first quarter of 2010, we agreed to lease additional office space at 55 East 52nd St., New York, with annual base rental payments of approximately $2.0 million. In conjunction with this lease, we entered into an irrevocable letter of credit in the amount of $0.6 million.

In addition, during the first quarter of 2010, we entered into contracts relating to the institutional equities business which have two to three year terms and aggregate minimum annual payments and cancellation fees of approximately $0.4 million and $0.8 million, respectively.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $11.9 million and $13.7 million as of March 31, 2010 and December 31, 2009, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

In February 2010, we announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic and to collaborate on the future growth of Trilantic’s business. Under terms of the agreement, we issued 500,000 LP Units with a minimum redemption value of $16.5 million on December 31, 2014 in exchange for a minority economic interest in Trilantic. We also will commit 2.5% of the total capital commitments of Trilantic’s next private equity fund when it is raised, up to $50.0 million.

In March 2010, we entered into a definitive Purchase and Sale agreement with Atalanta to purchase an interest in Atalanta representing, as of the closing date, 49% of the economic interests for a cash purchase price of approximately $68.6 million, subject to adjustment based upon the receipt of required consents and certain other matters as set forth in the Purchase Agreement. The Purchase Agreement also provides for a contingent payment to the sellers of up to an additional $14.7 million, based upon the performance of Atalanta’s business during 2010. The contingent payment, if any, will be paid in 50% cash and 50% shares of Evercore Class A common stock. The transaction is expected to be consummated in the second quarter of 2010.

See Note 4 for our commitment related to the earn-out consideration for the acquisition of the key assets of the Private Funds Group of Neuberger Berman.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EAM and EWM. These funds principally hold readily-marketable investment securities. As of March 31, 2010, the fair value of our investments with EAM and EWM products, based on closing prices, was $6.5 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.7 million for the three months ended March 31, 2010.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.5 million for the three months ended March 31, 2010.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2010, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income and Noncontrolling Interest within the Unaudited Condensed Consolidated Statement of Equity was ($0.2) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

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

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of March 31, 2010 and December 31, 2009, total receivables amounted to $31.8 million and $24.6 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the three months ended March 31, 2010 and 2009.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of March 31, 2010, we had Marketable Securities of $120.1 million, of which 95% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from A- to AAA and 5% were Seed Capital Investments.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Issued Accounting Standards

ASU 2009-13 – In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted ASU 2009-13 during the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations and cash flows.

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

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2010, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

The Company contests liability and/or the amount of damages as appropriate. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of any pending matters will not have a material adverse effect on the unaudited condensed consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves are established in accordance with ASC 450, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

2010	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (1)
January 1 to January 31	15,851	$31.08	—	$24,372,056
February 1 to February 28	164,479	29.34	—	24,372,056
March 1 to March 31	162,700	31.12	—	24,372,056

Total	343,030	$30.27	—	$24,372,056

(1)	On May 7, 2008, Evercore’s Board authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2010

Evercore Partners Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/s/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)