Form 10-Q
period 2010-06-30
Evercore Partners Inc.
filed 2010-08-06
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of August 2, 2010 was 16,797,945. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 2, 2010 was 55 (excluding 45 shares of Class B common stock held by a subsidiary of the registrant).

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

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and Cash Equivalents	$144,825	$206,682
Marketable Securities	77,780	141,067
Financial Instruments Owned and Pledged as Collateral at Fair Value	76,153	122,618
Securities Purchased Under Agreements to Resell	193,626	184,118
Accounts Receivable (net of allowances of $774 and $764 at June 30, 2010 and December 31, 2009, respectively)	31,732	24,560
Receivable from Employees and Related Parties	5,908	5,235
Deferred Tax Assets - Current	3,657	3,841
Other Current Assets	17,700	8,612

Total Current Assets	551,381	696,733
Investments	33,275	18,581
Deferred Tax Assets - Non-Current	95,014	93,390
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $10,068 and $8,747 at June 30, 2010 and December 31, 2009, respectively)	7,575	8,217
Goodwill	131,597	49,764
Intangible Assets (net of accumulated amortization of $7,530 and $5,921 at June 30, 2010 and December 31, 2009, respectively)	53,633	7,577
Assets Segregated for Bank Regulatory Requirements	10,000	10,000
Other Assets	8,095	6,898

Total Assets	$890,570	$891,160

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$31,013	$93,783
Accounts Payable and Accrued Expenses	14,368	10,159
Securities Sold Under Agreements to Repurchase	269,807	306,894
Payable to Employees and Related Parties	2,616	2,746
Deferred Revenue	19,840	536
Other Current Liabilities	21,250	2,173

Total Current Liabilities	358,894	416,291
Notes Payable	97,336	96,618
Amounts Due Pursuant to Tax Receivable Agreements	69,443	67,687
Other Long-term Liabilities	19,253	14,808

Total Liabilities	544,926	595,404

Commitments and Contingencies (Note 16)

Redeemable Noncontrolling Interest	25,364	—

Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 18,386,015 and 17,155,883 issued at June 30, 2010 and December 31, 2009, respectively, and 16,753,667 and 16,346,584 outstanding at June 30, 2010 and December 31, 2009, respectively)	184	172
Class B, par value $0.01 per share (1,000,000 shares authorized, 55 issued and outstanding at June 30, 2010 and December 31, 2009)	—	—
Additional Paid-In-Capital	360,212	339,495
Accumulated Other Comprehensive Income (Loss)	(5,674)	(3,760)
Retained Earnings (Deficit)	(60,945)	(56,756)
Treasury Stock at Cost (1,632,348 and 809,299 shares at June 30, 2010 and December 31, 2009, respectively)	(36,322)	(12,756)

Total Evercore Partners Inc. Stockholders’ Equity	257,455	266,395
Noncontrolling Interest	62,825	29,361

Total Equity	320,280	295,756

Total Liabilities and Equity	$890,570	$891,160

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Investment Banking Revenue	$47,505	$70,067	$123,427	$119,125
Investment Management Revenue	16,295	2,160	27,346	2,729
Other Revenue, Including Interest	6,973	5,025	13,445	13,615

Total Revenues	70,773	77,252	164,218	135,469
Interest Expense	5,933	6,209	11,537	14,700

Net Revenues	64,840	71,043	152,681	120,769

Expenses
Employee Compensation and Benefits	45,762	51,859	101,483	87,713
Occupancy and Equipment Rental	4,631	3,476	7,958	6,638
Professional Fees	6,351	5,114	14,716	8,938
Travel and Related Expenses	3,979	2,457	7,349	4,055
Communications and Information Services	1,762	955	2,791	1,689
Depreciation and Amortization	1,948	1,141	3,298	2,198
Special Charges	—	16,138	—	16,138
Acquisition and Transition Costs	1,280	422	2,736	712
Other Operating Expenses	2,378	2,418	4,973	4,170

Total Expenses	68,091	83,980	145,304	132,251

Income (Loss) Before Income Taxes	(3,251)	(12,937)	7,377	(11,482)
Provision (Benefit) for Income Taxes	(1,698)	1,373	2,961	2,431

Net Income (Loss)	(1,553)	(14,310)	4,416	(13,913)
Net Income (Loss) Attributable to Noncontrolling Interest	(1,670)	(8,267)	2,279	(8,061)

Net Income (Loss) Attributable to Evercore Partners Inc.	$117	$(6,043)	$2,137	$(5,852)

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders	$96	$(6,043)	$2,105	$(5,852)

Weighted Average Shares of Class A Common Stock Outstanding
Basic	19,016	13,925	18,846	13,814
Diluted	22,363	13,925	22,392	13,814

Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.01	$(0.43)	$0.11	$(0.42)
Diluted	$0.00	$(0.43)	$0.09	$(0.42)

Dividends Declared per Share of Class A Common Stock	$0.15	$0.12	$0.30	$0.24

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2010
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2009	17,155,883	$172	$339,495	$(3,760)	$(56,756)	(809,299)	$(12,756)	$29,361	$295,756
Net Income	—	—	—	—	2,137	—	—	2,279	4,416
Other Comprehensive Income (Loss), net:
Unrealized Gain (Loss) on Marketable Securities, net	—	—	—	(1,041)	—	—	—	(1,584)	(2,625)
Foreign Currency Translation Adjustment	—	—	—	(873)	—	—	—	(1,219)	(2,092)

Total Comprehensive Income (Loss)	—	—	—	(1,914)	2,137	—	—	(524)	(301)
Treasury Stock Purchases	—	—	—	—	—	(823,049)	(23,566)	—	(23,566)
Evercore LP Units Purchased or Converted into Class A Common Stock	43,460	—	395	—	—	—	—	(2,410)	(2,015)
Stock-based Compensation Awards	1,186,672	12	19,693	—	—	—	—	9,961	29,666
Dividends	—	—	661	—	(6,326)	—	—	—	(5,665)
Noncontrolling Interest (Note 13)	—	—	(32)	—	—	—	—	26,437	26,405

Balance at June 30, 2010	18,386,015	$184	$360,212	$(5,674)	$(60,945)	(1,632,348)	$(36,322)	$62,825	$320,280

	For the Six Months Ended June 30, 2009
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2008	12,552,028	$126	$275,234	$(5,139)	$(46,564)	(498,746)	$(8,050)	$15,978	$231,585
Net Income (Loss)	—	—	—	—	(5,852)	—	—	(8,061)	(13,913)
Other Comprehensive Income, net:
Unrealized Gain on Marketable Securities, net	—	—	—	689	—	—	—	1,460	2,149
Foreign Currency Translation Adjustment	—	—	—	1,208	—	—	—	2,809	4,017

Total Comprehensive Income (Loss)	—	—	—	1,897	(5,852)	—	—	(3,792)	(7,747)
Treasury Stock Purchases	—	—	—	—	—	(234,111)	(3,023)	—	(3,023)
Evercore LP Units Purchased or Converted into Class A Common Stock	38,306	—	96	—	—	—	—	(62)	34
Stock-based Compensation Awards	475,193	5	29,781	—	—	—	—	—	29,786
Dividends	—	—	—	—	(3,321)	—	—	—	(3,321)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	16,302	16,302

Balance at June 30, 2009	13,065,527	$131	$305,111	$(3,242)	$(55,737)	(732,857)	$(11,073)	$28,426	$263,616

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net Income (Loss)	$4,416	$(13,913)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized and Unrealized (Gains) Losses on Investments and Marketable Securities	(4,243)	6,666
Equity-Based and Other Deferred Compensation	28,408	29,786
Depreciation, Amortization and Accretion	4,016	2,892
Bad Debt Expense	514	—
Deferred Taxes	2,542	(4,962)
Decrease (Increase) in Operating Assets:
Marketable Securities	—	(108)
Financial Instruments Owned and Pledged as Collateral at Fair Value	49,073	92,409
Securities Purchased Under Agreements to Resell	(6,667)	(68,802)
Accounts Receivable	(622)	7,064
Receivable from Employees and Related Parties	(672)	(2,270)
Assets Segregated for Bank Regulatory Requirements	—	(10,000)
Other Assets	(5,526)	692
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(68,480)	(21,616)
Accounts Payable and Accrued Expenses	3,520	901
Securities Sold Under Agreements to Repurchase	(42,539)	(23,891)
Payables to Employees and Related Parties	(134)	(130)
Taxes Payable	—	1,540
Deferred Revenue	19,266	(1,351)
Other Liabilities	1,828	(2,417)

Net Cash Used in Operating Activities	(15,300)	(7,510)

Cash Flows From Investing Activities
Investments Purchased	(1,826)	(1,598)
Marketable Securities:
Proceeds from Maturities	46,229	17,179
Proceeds from Sales	108,124	1,410
Purchases	(89,031)	(16,750)
Cash Paid for Acquisitions, net of cash acquired	(68,581)	(9,382)
Change in Restricted Cash	(904)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(673)	(871)

Net Cash Used in Investing Activities	(6,662)	(10,012)

Cash Flows From Financing Activities
Payments for Capital Lease Obligations	(23)	(10)
Issuance of Noncontrolling Interests	3,503	17,395
Distributions to Noncontrolling Interests - Evercore LP Limited Partners	(10,205)	(4,222)
Purchase of Evercore LP Units and Treasury Stock	(25,891)	(3,023)
Dividends—Class A Stockholders	(5,665)	(3,321)
Other	—	456

Net Cash (Used in) Provided by Financing Activities	(38,281)	7,275

Effect of Exchange Rate Changes on Cash	(1,614)	1,201

Net Decrease in Cash and Cash Equivalents	(61,857)	(9,046)
Cash and Cash Equivalents-Beginning of Year	206,682	175,902

Cash and Cash Equivalents-End of Period	$144,825	$166,856

Supplemental Cash Flow Disclosure
Payments for Interest	$10,887	$14,210

Payments for Income Taxes	$5,733	$1,120

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

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company’s subsidiaries. The sole direct subsidiary of the Company is Evercore LP. The principal direct and indirect subsidiaries of Evercore LP are as follows:

•

Evercore Group Holdings L.P., which indirectly, through its wholly-owned subsidiary, Evercore Partners Services East L.L.C.(“East”), a Delaware limited liability company, owns interests in each of the following entities:

•

Evercore BD Investco, L.L.C. (“BD Investco”) wholly owns Evercore Group L.L.C. (“EGL”), a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and a member of the Financial Industry Regulatory Authority (“FINRA”). 77% of Evercore BD Investco is owned by East; the remainder is owned by investors in and management of the institutional equities business (“IE”) of EGL;

•	Evercore Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”);

•	Evercore Venture Advisors L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Venture Partners L.P. and its affiliated entities;

•	Evercore Advisors I L.L.C., a Delaware limited liability company, provides investment advisory services to Evercore Capital Partners L.P. and its affiliated entities (“ECP I”);

•

Evercore Wealth Management, L.L.C. (“EWM”), a Delaware limited liability company, provides wealth management services to high net-worth individuals. 65% of EWM is owned by East; the remaining is owned by the management of EWM;

•

Evercore Asset Management, L.L.C. (“EAM”), a Delaware limited liability company, is an institutional investment management firm that makes high-conviction value investments in small- and mid-capitalization publicly-traded companies. 51% of EAM is owned by East; the remaining is owned by the management of EAM; and

•

Atalanta Sosnoff Capital, L.L.C. (“Atalanta”), a New York limited liability company, provides investment advisory services on a discretionary basis to individuals, trusts, tax exempt funds, charitable organizations and state and municipal government entities and corporations. 49% of the economic interest of Atalanta is owned by East; the remaining economic interest, which includes management’s profits interest, is owned by the management of Atalanta.

•

Evercore Trust Company, N.A. (“ETC”), a U.S.-based national trust bank, provides specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations. In addition, ETC provides personal trustee, executor and custody services for EWM. 86% of ETC is owned by Evercore LP; the remaining interest is owned by the management and directors of ETC.

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

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive significant benefits.

All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

Reclassifications – During the second quarter of 2010, deferred revenue of $536 was reclassified from Other Current Liabilities to Deferred Revenue on the Unaudited Condensed Consolidated Statement of Financial Condition as of December 31, 2009, to conform to current presentation.

Investment Banking Revenue – The Company earns advisory fees for mergers, acquisitions, financing and restructuring transactions and recognizes financial advisory fee revenue pursuant to the terms of the engagement letter. It is the Company’s accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collection is reasonably assured. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter where the engagement letter will specify a future service period associated with that fee. In such circumstances, these retainer fees are initially recorded as deferred revenue, which is recorded within Deferred Revenue on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition, and subsequently recognized as advisory fee revenue during the applicable time period within which the service is rendered. Revenues related to fairness or valuation opinions are recognized when the opinion has been rendered and delivered to the client and all other requirements for revenue recognition are satisfied. Success fees for advisory services, such as merger and acquisition (“M&A”) advice, are recognized when the transaction(s) or event(s) are determined to be completed or substantially completed and all other requirements for revenue recognition are satisfied. In the event the Company were to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue and subsequently recognized as advisory fee revenue when the conditions of completion have been satisfied.

Investment Banking Revenue on the Company’s Unaudited Condensed Consolidated Statement of Operations includes underwriting fees and trading commissions earned from IE. Underwriting revenues are attributable to public and private offerings of equity and debt securities and are recognized when the offering has been deemed to be completed by the lead manager of the underwriting group, pursuant to applicable SEC and FINRA rules. When the offering is completed, the Company recognizes the applicable management fee, selling concession or placement fee, and underwriting fee, the latter net of estimated offering expenses.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 3 – Recent Accounting Pronouncements

ASU 2010-17 – In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition” (amendments to FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. These arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The new guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company adopted this ASU on April 1, 2010. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations and cash flows.

Note 4 – Business Changes and Developments

Atalanta Sosnoff Capital, LLC – In May 2010, the Company purchased an interest in Atalanta, representing a 49% economic interest, for a cash purchase price of $68,992, subject to adjustment based upon the receipt of required consents and certain other matters, as set forth in the Purchase Agreement. Following the consummation of the transaction, the remainder of Atalanta’s economic interests, which includes management’s profits interest, are owned by the senior management of Atalanta. The senior management of Atalanta owns interests comprised of Series A-2 Capital Interests, Series B Capital Interests and Series C Profits Interests, which represents 5.5%, 19.6% and 25.9%, respectively, for a 51% economic interest. The Company owns Series A-1 Capital Interests, which represents a 49% economic interest. The Series C interest is a profits interest; accordingly, the Company is required to account for this interest as a compensation arrangement. Excluding the Series C interest, the Company’s interest in Atalanta is 66%. Atalanta was purchased to expand on the Company’s asset management capabilities. Atalanta manages assets for institutional, high net-worth and broker advised clients, and is focused on managing large-cap U.S. equity and balanced accounts. The Company consolidates the financial results of Atalanta based on provisions in the operating agreement which give the Company the majority vote in the management committee of Atalanta.

The purchase price of the acquisition has been allocated to the assets acquired and liabilities assumed using the fair values as determined by management as of the acquisition date. The computation of goodwill was based on its fair value at May 28, 2010, as presented below.

Purchase Price:
Cash Paid	$68,992
Fair Value of Contingent Consideration	14,037

Fair Value of Consideration Transferred	83,029
Fair Value of Noncontrolling Interest	42,381

Total Fair Value of Purchase Price	125,410
Fair Value of Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	1,410
Accounts Receivable	7,034
Investments	9
Prepaid Expenses	321
Fixed Assets	114
Intangible Assets	43,280
Accounts Payable and Accrued Expenses	(668)
Accrued Compensation and Benefits	(6,278)
Income Taxes Payable	(21)

Identifiable Net Assets	45,201

Goodwill Resulting from Business Combination	$80,209

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In conjunction with the acquisition, the Company recognized accounts receivable with a gross value of $7,034, which approximates fair value, all of which are expected to be collected. The goodwill reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge, as well as the value of expected synergies and premiums paid by the Company and the noncontrolling interest holders.

The Purchase Agreement provides for earn-out consideration to the sellers of $14,700 if Atalanta’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $19,500 for 2010. The sellers will receive a pro-rata portion of the $14,700 if Atalanta’s EBITDA exceeds $17,000, but does not exceed $19,500. The earn-out consideration, if any, will be paid 50% in cash and 50% in shares of Evercore Class A common stock. The fair value of the contingent payments was $14,105 as of June 30, 2010.

In connection with the acquisition of Atalanta, the Company recorded intangible assets of $39,700, $1,800 and $1,780 relating to Client Relationships, Trademarks and Non-Compete/Non-Solicit Agreements, respectively. Management views client relationships as the primary intangible assets of Atalanta, as management believes the client relationships are stable and recurring. The intangible assets were valued at the date of acquisition at their fair value as determined by management. The intangible assets are generally amortized over estimated useful lives ranging from four to 15 years. The Company recognized $509 of amortization expense related to these intangible assets for the three months ended June 30, 2010.

Goodwill and intangible assets recognized as a result of this acquisition are included in the Investment Management Segment.

The Company’s consolidated results include revenue and expenses from Atalanta of $3,924 and $3,121, respectively, for the three months ended June 30, 2010, which included $509 of amortization expense related to intangible asses.

Morse, Williams and Company, Inc. – In May 2010, the Company acquired Morse Williams (“Morse Williams”), a registered investment advisor that provides separate management services for tax-exempt institutions and taxable clients. The terms of the acquisition include stock-based initial consideration of $1,350 and contingent consideration based on future investment fees earned. The fair value of the earn-out consideration was $628 as of June 30, 2010. The transaction resulted in goodwill of $848 and intangible assets relating to Client Relationships of $1,130, recognized in the Investment Management Segment. The Client Relationships are being amortized over 9 years. Amortization expense related to these intangibles was $9 for the three months ended June 30, 2010.

If the acquisitions of Atalanta and Morse Williams were effective as of January 1, 2009, the operating results of the Company, on a pro forma basis, would have been:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)
Net Revenues	$73,066	$78,544	$172,607	$135,931
Pre-tax Income (Loss)	$(1,159)	$(12,608)	$11,704	$(10,759)
Net Income (Loss) Attributable to Evercore Partners Inc.	$371	$(6,123)	$2,627	$(5,923)
Diluted Earnings (Loss) Per Share	$0.02	$(0.44)	$0.12	$(0.43)

Acquisition of the Private Funds Group of Neuberger Berman – In February 2010, the Company acquired assets of the Private Funds Group of Neuberger Berman (“PFG”) for initial consideration of $1,000 and contingent consideration based on future revenues earned. The Company’s commitment to pay earn-out consideration is based on varied percentages of future fees earned by the private funds group over the 18 month period following the acquisition. The fair value of the earn-out consideration was $4,000 as of June 30, 2010. The transaction resulted in goodwill of $990 and intangible assets relating to Acquired Mandates and Client Relationships of $1,810 and $2,300, respectively, recognized in the Investment Banking Segment. The Acquired Mandates and Client Relationships are being amortized over four years and seven years, respectively. Amortization expense related to these intangibles was $231 and $307 for the three and six months ended June 30, 2010, respectively.

The seller did not maintain U.S. GAAP basis financial statements for PFG. The Company is unable to independently substantiate the significant assumptions that must be made in order to compile U.S. GAAP basis financial statements for prior periods from what was provided by the seller. As a result, the Company believes it is impracticable to disclose pro forma financial information.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

MJC Associates – In April 2010, the Company entered into an agreement to acquire MJC Associates, a commercial real estate advisory boutique. The terms of the acquisition include $5,000 of cash and $3,000 of restricted stock, which is contingently issuable based on minimum future revenues. The transaction was consummated on July 8, 2010.

Goodwill and Intangible Assets

Goodwill associated with the Company’s acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2009	$34,989	$14,775	$49,764
Acquisitions	990	81,057	82,047
Foreign Currency Translation	(214)	—	(214)

Balance at June 30, 2010	$35,765	$95,832	$131,597

Intangible assets associated with the Company’s acquisitions are as follows:

	June 30, 2010
	Gross Carrying Amount			Accumulated Amortization
	Investment	Investment		Investment	Investment
	Banking	Management	Total	Banking	Management	Total
Client Relationships	$10,019	$44,430	$54,449	$5,168	$1,033	$6,201
Broker Dealer License	197	—	197	168	—	168
Financial Services Authority License	69	—	69	53	—	53
Acquired Mandates	1,810	—	1,810	158	—	158
Non-compete/Non-solicit Agreements	369	1,780	2,149	315	30	345
Other	689	1,800	2,489	605	—	605

Total	$13,153	$48,010	$61,163	$6,467	$1,063	$7,530

	December 31, 2009
	Gross Carrying Amount			Accumulated Amortization
	Investment	Investment		Investment	Investment
	Banking	Management	Total	Banking	Management	Total
Client Relationships	$8,448	$3,600	$12,048	$4,553	$318	$4,871
Broker Dealer License	215	—	215	154	—	154
Financial Services Authority License	75	—	75	48	—	48
Non-compete/Non-solicit Agreements	404	—	404	290	—	290
Other	756	—	756	558	—	558

Total	$9,898	$3,600	$13,498	$5,603	$318	$5,921

Expense associated with the amortization of intangible assets was $1,333 and $1,993 for the three and six months ended June 30, 2010, respectively, and $557 and $1,026 for the three and six months ended June 30, 2009, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Based on the intangible assets above, as of June 30, 2010, annual amortization of intangibles for each of the next five years is as follows:

2010 (last six months)	$4,485
2011	$8,835
2012	$8,600
2013	$7,396
2014	$7,012
2015 (first six months)	$3,441

Note 5 – Special Charges and Acquisition and Transition Costs

Special Charges

The Company recorded noncash Special Charges of $16,138 for the three and six months ended June 30, 2009 related to the cancellation of 417 unvested employee restricted stock units (“RSUs”) and 250 unvested Evercore LP partnership units (“LP Units”) in conjunction with the restructuring of the U.S. Private Equity business. The award cancellation resulted in the recognition of previously unrecognized compensation expense at the cancellation date. These equity-based awards were being expensed over periods of up to four years.

Acquisition and Transition Costs

The Company recognized $1,280 and $2,736 for the three and six months ended June 30, 2010 as Acquisition and Transition Costs incurred in connection with its acquisitions of Atalanta, Morse Williams and PFG, its investment in Trilantic and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.

The Company recognized $422 and $712 for the three and six months ended June 30, 2009 as Acquisition and Transition Costs incurred in connection with the consummation of the Company’s acquisition of Bank of America’s Special Fiduciary Services Division (“SFS”) and formation of ETC.

Note 6 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $2,683 and $4,075 for the three and six months ended June 30, 2010, respectively, and ($1,812) and ($339) for the three and six months ended June 30, 2009, respectively.

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$12,076	$78	$5	$12,149	$97,921	$3,311	$9	$101,223
Municipal Bonds	12,019	89	4	12,104	28,399	72	6	28,465
Other Debt Securities	2,107	8	—	2,115	4,455	15	—	4,470
Seed Capital Investments	3,937	1,070	111	4,896	4,948	2,066	105	6,909

Total Available-for-Sale	30,139	1,245	120	31,264	135,723	5,464	120	141,067

Debt Securities Carried in EGL	46,340	181	5	46,516	—	—	—	—

Total	$76,479	$1,426	$125	$77,780	$135,723	$5,464	$120	$141,067

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Scheduled maturities of the Company’s available-for-sale debt securities as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$17,978	$18,062	$49,726	$50,077
Due after one year through five years	8,224	8,306	81,049	84,081

Total	$26,202	$26,368	$130,775	$134,158

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value to an amount approximating its amortized cost, which may be maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at June 30, 2010.

Debt Securities

The Company invests in corporate and municipal bonds, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company had realized gains of $2,251 and $3,424 for the three and six months ended June 30, 2010, respectively, and $0 and $163 for the three and six months ended June 30, 2009, respectively.

Seed Capital Investments

During the first quarter of 2009, the Company assessed its treasury and investment activities including the Seed Capital Investments managed by EAM and, as a result, the Company transferred these securities from trading to available-for-sale. Accordingly, these securities are stated at quoted market value with unrealized gains and losses, which have occurred since the date of transfer, included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. Prior to the transfer, the Company incurred $758 of realized and unrealized losses on Seed Capital Investments during 2009. Subsequent to the transfer, the Company incurred $91 and $187 of realized gains for the three and six months ended June 30, 2009, respectively. The Company incurred $581 and $1,058 of realized gains for the three and six months ended June 30, 2010, respectively. Seed Capital Investments include equity securities and their equivalents, which include debt securities with a fair value of $214 at December 31, 2009, all with maturities of greater than 10 years.

Debt Securities Carried in EGL

During the first quarter of 2010, the Company began investing in municipal bonds within EGL. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statement of Operations, as required by the accounting for broker-dealers in securities. The Company had $122 and $176 of net unrealized gains for the three and six months ended June 30, 2010, respectively.

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through PCB, enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 2.1 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB and permit the counterparty to pledge the securities.

As of June 30, 2010 and December 31, 2009, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions is as follows:

	June 30, 2010		December 31, 2009
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$76,153		$122,618
Securities Purchased Under Agreements to Resell	193,626	$193,569	184,118	$183,957

Total Assets	$269,779		$306,736

Liabilities
Securities Sold Under Agreements to Repurchase	$(269,807)	$(269,884)	$(306,894)	$(306,576)

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

Investments in Private Equity Funds

A summary of the Company’s investment in the private equity funds as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
ECP II	$4,613	$6,220
Discovery Americas I, L.P.	1,844	2,603
EMCP II	4,514	4,409
CSI Capital	1,778	—

Total Private Equity Funds	$12,749	$13,232

During the first quarter of 2010, the Company made an investment of $1,778 in the CSI Capital, L.P. fund (“CSI Capital”) representing approximately 33% of the Company’s existing commitment to CSI Capital.

Net realized and unrealized gains (losses) on private equity fund investments, including incentive fees, were $481 and ($105) for the three and six months ended June 30, 2010, respectively, and ($3,814) and ($4,491) for the three and six months ended June 30, 2009, respectively. The Company may be obligated to reduce revenues or repay certain carried interest previously recorded in the event that the investments perform poorly on both a realized and unrealized basis. As of June 30, 2010, the Company had $2,701 of previously received carried interest that may be subject to repayment.

Other Equity Method Investments

A summary of the Company’s other equity investments as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Trilantic	$16,137	$—
Pan	3,139	4,099

Total Equity Investments	$19,276	$4,099

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Trilantic

During the first quarter of 2010, the Company made an equity method investment in Trilantic. See Note 13 for a further discussion.

Pan

In 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at June 30, 2010. This investment resulted in losses of $130 and $310 for the three and six months ended June 30, 2010, respectively, and $185 and $389 for the three and six months ended June 30, 2009, respectively.

Cost Basis Investments

In 2009, the Company invested $1,250 in CITIC Securities International Partners, LTD (“CSIP”) in exchange for a 5% noncontrolling interest in the entity. CSIP and the Company focus on providing leading independent investment M&A advisory and investment management service, effecting transactions between China and other international markets. This investment is accounted for on the cost basis.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The following table presents the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$102,991	$—	$102,991
Seed Capital Investments	4,896	—	—	4,896
Financial Instruments Owned and Pledged as Collateral at Fair Value	76,153	—	—	76,153

Total Assets Measured At Fair Value	$81,049	$102,991	$—	$184,040

	December 31, 2009
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities	$—	$134,158	$—	$134,158
Seed Capital Investments	6,909	—	—	6,909
Financial Instruments Owned and Pledged as Collateral at Fair Value	122,618	—	—	122,618

Total Assets Measured At Fair Value	$129,527	$134,158	$—	$263,685

(1)	Includes $30,107 classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2010.

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

Note 11 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company notes having a principal amount of $120,000 due 2020 with a 5.20% coupon (“the Senior Notes”) and warrants to purchase 5,455 shares of Evercore Class A common stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statement of Financial Condition. The Senior Notes have an effective yield of 7.94%. At June 30, 2010, the fair value of the Company’s Senior Notes exceeded their aggregate carrying value by approximately $22,000. The fair value of the Company’s Senior Notes was estimated based on a present value analysis utilizing aggregate market yields for similar financial instruments.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 12 – Evercore Partners Inc. Stockholders’ Equity

During the three and six months ended June 30, 2010, the Company declared and paid dividends of $0.15 and $0.30 per share, totaling $2,864 and $5,665, respectively. The Company’s Board of Directors declared on August 2, 2010, a quarterly cash dividend of $0.15 per share, to the holders of Class A common stock as of August 27, 2010, which will be paid on September 10, 2010.

During the six months ended June 30, 2010, the Company purchased 377 Class A common shares from employees at market values ranging from $28.98 to $36.97 per share for the net settlement of stock-based compensation awards and 446 Class A common shares at market values ranging from $25.94 to $30.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $23,566 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2010.

During the six months ended June 30, 2010, 43 LP Units were gifted by employees to various charities and exchanged for Class A common shares, resulting in an increase to Additional Paid-In-Capital of $395 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2010.

Note 13 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 43% interest in Evercore LP, a 28% interest in PCB, a 35% interest in EWM, a 49% interest in EAM, a 34% equity interest in Atalanta, a 23% interest in IE and a 14% interest in ETC, not owned by the Company. The Atalanta interest excludes the Series C Profits Interest that has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, IE, Atalanta, ETC and EWM have rights, in certain circumstances, to convert into Class A common shares.

Changes in Noncontrolling Interest for the six months ended June 30, 2010 and 2009 were as follows:

	For the Six Months Ended June 30,
	2010	2009
Beginning balance	$29,361	$15,978

Comprehensive income
Operating income (loss)	2,279	(8,061)
Other comprehensive income (loss)	(2,803)	4,269

Total comprehensive income (loss)	(524)	(3,792)

Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(2,410)	(62)
Issuance and sale of LP Units	—	15,000
Amortization and Vesting of LP Units	9,961	—
Distributions to partners	(10,205)	(4,222)
Fair value of noncontrolling interest in EAM	—	5,068
Fair value of noncontrolling interest in Atalanta	33,139	—
Issuance of noncontrolling interest in IE	3,503	—
Other, including PCB and EWM	—	456

Total other items	33,988	16,240

Ending balance	$62,825	$28,426

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In February 2010, the Company issued 500 LP Units in exchange for a minority economic interest in Trilantic. At December 31, 2014, at the option of the holder, these LP Units are exchangeable on a one-for-one basis for Class A common stock of the Company or may be redeemed for cash of $16,500. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $21 and $32 for the three and six months ended June 30, 2010.

In conjunction with the Company’s purchase agreement with Atalanta, the Company issued a management member of Atalanta certain capital interests in Atalanta, which are redeemable for cash, at their fair value, at the earliest of the first anniversary of the purchase transaction or upon death, permanent disability, termination of services without cause or resignation. Accordingly, these capital interests have been reflected at their fair value of $9,242 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition.

In April 2010, the Company purchased 71 LP Units from a noncontrolling interest holder for $2,325.

Note 14 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the three and six months ended June 30, 2010 and 2009 are described and presented below.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010		2009		2010		2009
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

Numerator:
Net income (loss) attributable to Evercore Partners Inc.	$117		$(6,043)		$2,137		$(5,852)
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 13)	(21)		—		(32)		—

Net income (loss) attributable to Evercore Partners Inc. common shareholders	$96		$(6,043)		$2,105		$(5,852)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units ("RSUs")	19,016		13,925		18,846		13,814

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$0.01		$(0.43)		$0.11		$(0.42)

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$96		$(6,043)		$2,105		$(5,852)
Add (deduct)—dilutive effect of:
Noncontrolling Interest related to the assumed exchange of Evercore LP partnership units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)	(a	)	(a	)
Associated Interest Expense pursuant to conversion of Warrants Issued	(b	)	(b	)	(b	)	(b	)

Diluted Net Income (Loss) Available for Class A common shareholders	$96		$(6,043)		$2,105		$(5,852)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	19,016		13,925		18,846		13,814
Add—dilutive effect of:
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs, as calculated using the Treasury Stock Method	1,700		(c	)	1,913		(c	)
Assumed conversion of Warrants issued	1,647		(b	)	1,633		(b	)

Diluted weighted average shares of Class A common stock outstanding	22,363		13,925		22,392		13,814

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$0.00		$(0.43)		$0.09		$(0.42)

(a)	During the three and six months ended June 30, 2010 and 2009, the LP Units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 14,637 and 14,478 for the three and six months ended June 30, 2010, respectively, and 15,387 and 15,132 for the three and six months ended June 30, 2009, respectively.
(b)

For the three and six months ended June 30, 2009, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

shareholders if the effect would have been dilutive were 5,455 for the three and six months ended June 30, 2009, reduced for the impact of the Treasury Stock Method, if applicable. ASC 260, “Earnings per Share,” requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method.

(c)	During the three and six months ended June 30, 2009, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs as calculated using the Treasury Stock Method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 1,074 and 732 for the three and six months ended June 30, 2009. Antidilution is the result of the Company having a loss for the three and six months ended June 30, 2009.

The Company computes earnings per share using the two-class method, decreasing Net Income Attributable to Evercore Partners Inc. by the accretion of the redemption price of the noncontrolling interest in Trilantic. See Note 13 for further information. The computation of earnings per share under the two-class method had no effect on earnings per share for the three and six months ended June 30, 2009.

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

During the six months ended June 30, 2010, pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan, the Company granted employees 1,319 RSUs that are Service-based Awards. Service-based Awards granted during the six months ended June 30, 2010 had grant date fair values of $25.72 to $35.79 per share. During the six months ended June 30, 2010, 1,195 Service-based Awards and 2 Event-based Awards vested, and 28 Service-based Awards and 36 Event-based Awards were forfeited. Compensation expense related to stock-based awards including compensation expense related to the amortization of the LP Units was $13,543 and $28,408 for the three and six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company amended the terms of a Service-based Award with respect to 97 RSUs. Due to this amendment, $2,686 reclassified from Additional Paid-In-Capital to Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition.

Note 16 – Commitments and Contingencies

For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $3,122 and $5,126 for the three and six months ended June 30, 2010, respectively, and $2,382 and $4,623 for the three and six months ended June 30, 2009, respectively.

During the first six months of 2010, in conjunction with agreements to lease additional office space and our acquisition of Atalanta, the Company’s annual base rental payments increased approximately $3,800. In conjunction with these leases, the Company entered into irrevocable letters of credit of approximately $600.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $148 and $329 for the three and six months ended June 30, 2010, respectively, and $118 and $224 for the three and six months ended June 30, 2009, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.

Other Commitments – As of June 30, 2010, the Company had unfunded commitments for capital contributions of $11,756 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

In addition, during the first six months of 2010, the Company entered into contracts which have one to three year terms and aggregate minimum annual payments and cancellation fees of approximately $460 and $820, respectively.

See Note 4 for the Company’s commitments related to the earn-out consideration for the acquisitions of Atalanta, Morse Williams and the key assets of PFG.

Legal

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses, and, in the past, the Company and its affiliates have been named as a defendant in civil litigation matters involving present or former clients or competitors. In addition, Mexican, United Kingdom and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending legal proceedings, individually or in the aggregate, the resolution of which would have a material adverse impact on the Company’s financial position, results of operations or cash flows. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 17 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of June 30, 2010 and December 31, 2009 was $74,065 and $75,025, respectively, which exceeded the minimum net capital requirement by $71,886 and $74,028, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The $10,000 is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements for the six months ended June 30, 2010.

Note 18 – Income Taxes

The Company’s Provision (Benefit) for Income Taxes was ($1,698) and $2,961 for the three and six months ended June 30, 2010, respectively, and $1,373 and $2,431 for the three and six months ended June 30, 2009, respectively. The effective tax rate was 52% and 40% for the three and six months ended June 30, 2010, respectively, and (11%) and (21%) for the three and six months ended June 30, 2009, respectively. The effective tax rate for 2010 reflects the effect of certain non-deductible stock compensation expenses associated with the vesting of LP Units and losses in certain foreign jurisdictions for which no foreign income tax benefits are anticipated.

As of June 30, 2010, there was $2,683 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest of $49 and $58 during the three and six months ended June 30, 2010, respectively, and had recognized a liability for penalties of $739 and interest of $1,046 at June 30, 2010.

Note 19 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. During the first quarter of 2010, the Investment Banking segment (formerly called the Advisory segment) expanded to include underwriting capabilities and private fund placement services and in the second quarter IE. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. During the second quarter of 2010, the Investment Management segment expanded to include the acquisitions of Atalanta and Morse Williams.

The Company’s segment information for the three and six months ended June 30, 2010 and 2009 is prepared using the following methodology:

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include compensation costs associated with the modification of unvested LP Units and certain other awards, Acquisition and Transition Costs incurred in connection with the consummation of our acquisition of SFS and the formation of ETC, Special Charges and amortization of intangibles associated with acquisitions.

The Company evaluates segment results based on net revenue and operating income, both including and excluding the impact of the Other Expenses.

The following information provides a reasonable representation of each segment’s contribution to net revenue, operating expenses, other expenses, operating income and identifiable assets.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Investment Banking
Net Revenues (1)	$48,025	$69,313	$124,540	$118,973
Operating Expenses	44,784	49,778	100,679	87,290
Other Expenses (2)	4,659	4,421	9,987	4,889

Segment Income (Loss)	$(1,418)	$15,114	$13,874	$26,794

Identifiable Segment Assets	$329,058	$317,172	$329,058	$317,172

Investment Management
Net Revenues (1)	$16,815	$1,730	$28,141	$1,796
Operating Expenses	17,730	17,085	32,734	27,086
Other Expenses (2)	918	12,696	1,904	12,986

Segment Income (Loss)	$(1,833)	$(28,051)	$(6,497)	$(38,276)

Identifiable Segment Assets	$561,512	$426,528	$561,512	$426,528

Total
Net Revenues (1)	$64,840	$71,043	$152,681	$120,769
Operating Expenses	62,514	66,863	133,413	114,376
Other Expenses (2)	5,577	17,117	11,891	17,875

Segment Income (Loss)	$(3,251)	$(12,937)	$7,377	$(11,482)

Identifiable Segment Assets	$890,570	$743,700	$890,570	$743,700

(1) Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Investment Banking (A)	$520	$(754)	$1,113	$(152)
Investment Management (B)	520	(430)	795	(933)

Total Other Revenue, net	$1,040	$(1,184)	$1,908	$(1,085)

(A)    Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,042 and $2,077 for the three and six months ended June 30, 2010, respectively, and $683 for the three and six months ended June 30, 2009.

(B)    Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $881 and $1,756 for the three and six months ended June 30, 2010, respectively, and $1,214 and $3,106 for the three and six months ended June 30, 2009, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2) Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,190	$—	$9,049	$—
Special Charges	—	3,951	—	3,951
Intangible Asset Amortization	469	470	938	938

Total Investment Banking	4,659	4,421	9,987	4,889

Investment Management
Amortization of LP Units and Certain Other Awards	803	—	1,674	—
Special Charges	—	12,187	—	12,187
Acquisition and Transition Costs	—	422	—	712
Intangible Asset Amortization	115	87	230	87

Total Investment Management	918	12,696	1,904	12,986

Total Other Expenses	$5,577	$17,117	$11,891	$17,875

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s net revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net Revenues: (1)
United States	$54,014	$66,305	$129,090	$105,256
Europe and Other	4,395	1,125	13,892	10,132
Latin America	5,391	4,797	7,791	6,466

Total	$63,800	$72,227	$150,773	$121,854

(1) Excludes Other Revenue and Interest Expense.

Substantially all of the Company’s long-lived assets reside in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters, and during the first quarter of 2010, the Investment Banking segment (formerly called the Advisory segment) expanded to include underwriting capabilities and private fund placement services. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue comes from advisory fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court.

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

We may also earn revenue from underwriting and private placement of fixed income and equity securities.

We operate in a highly-competitive environment and each revenue-generating engagement is separately awarded and negotiated. Our list of clients, including our list of clients with whom there is a currently active revenue-generating engagement, changes continually. We gain new clients through our business development initiatives, through recruiting additional senior investment banking professionals, and through referrals from executives, directors, attorneys and other parties with whom we have relationships. We may also lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

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

Management fees from EAM, EWM, Atalanta and PCB generally represent a percentage of assets under management. Fees from ETC and PCB’s trust business includes fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement and are individually negotiated. Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Performance fees from private equity funds are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to “claw-back” provisions. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.

Transaction-Related Client Reimbursements. In both our Investment Banking and Investment Management segments, we make various transaction-related expenditures, such as travel and professional fees, on behalf of our clients. Pursuant to the engagement letters with our advisory clients or the contracts with the limited partners in the private equity funds we manage, these expenditures may be reimbursable. We define these expenses as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Client expense reimbursements are recorded as revenue on the Unaudited Condensed Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

Net Interest Revenue. Net interest revenue is derived from investing customer funds in financing transactions by PCB. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Net interest revenue also includes interest expense associated with the senior notes, as well as income earned on marketable securities, cash and cash equivalents and assets segregated for regulatory purposes.

Operating Expenses

Employee Compensation and Benefits Expense. We include all payments for services rendered by our employees, including our Senior Managing Directors, as well as profits interests in our businesses that have been accounted for as compensation, in employee compensation and benefits expense.

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

Increasing the number of high-caliber experienced senior level employees is critical to our growth efforts. In our investment banking business, these hires generally do not begin to generate significant revenue in the year they are hired.

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

Other Expenses

Other Expenses include compensation costs associated with the modification of unvested LP Units and certain other awards, Acquisition and Transition Costs incurred in connection with the consummation of our acquisition of SFS and the formation of ETC, Special Charges and amortization of intangibles associated with certain acquisitions.

Provision for Income Taxes

We account for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities.

Noncontrolling Interest

We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors, their estate planning vehicles and Trilantic in Evercore LP, as well as the portions of PCB, EWM, EAM, IE, Atalanta and ETC not owned by Evercore. As described in Note 1 to our unaudited condensed consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP. Prior to the Company’s stock offering and purchase of a portion of the noncontrolling interest in Evercore LP in the third quarter of 2009, Evercore Partners Inc. had a minority economic interest in Evercore LP but a majority voting interest in and controlled the management of Evercore LP. Subsequent to the Company’s stock offering in the third quarter of 2009, in addition to having a majority voting interest in and controlling the management of Evercore LP, Evercore Partners Inc. has a majority economic interest in Evercore LP. As a result, both before and after the Company’s stock offering in the third quarter of 2009, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners. For further information see Note 13 to our unaudited condensed consolidated financial statements.

We generally allocate net income (loss) to noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the vested equity ownership percentage of the noncontrolling interest holders for the period by the net income or loss of the entity which the noncontrolling interest relates. In circumstances where the governing documents of the entity which the noncontrolling interest relates require special allocations of profits (losses) to the controlling and noncontrolling interest holders, then the net income or loss of these entities will be allocated based on these special allocations.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2010 and 2009. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

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

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2010	2009		2010	2009
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$47,505	$70,067	(32%)	$123,427	$119,125	4%
Investment Management Revenue	16,295	2,160	654%	27,346	2,729	902%
Other Revenue	6,973	5,025	39%	13,445	13,615	(1%)

Total Revenues	70,773	77,252	(8%)	164,218	135,469	21%
Interest Expense	5,933	6,209	(4%)	11,537	14,700	(22%)

Net Revenues	64,840	71,043	(9%)	152,681	120,769	26%

Expenses
Operating Expenses	62,514	66,863	(7%)	133,413	114,376	17%
Other Expenses	5,577	17,117	(67%)	11,891	17,875	(33%)

Total Expenses	68,091	83,980	(19%)	145,304	132,251	10%

Income (Loss) Before Income Taxes	(3,251)	(12,937)	75%	7,377	(11,482)	NM
Provision (Benefit) for Income Taxes	(1,698)	1,373	NM	2,961	2,431	22%

Net Income (Loss)	(1,553)	(14,310)	89%	4,416	(13,913)	NM
Net Income (Loss) Attributable to Noncontrolling Interest	(1,670)	(8,267)	80%	2,279	(8,061)	NM

Net Income (Loss) Attributable to Evercore Partners Inc.	$117	$(6,043)	NM	$2,137	$(5,852)	NM

Diluted Net Income (Loss) Per Share	$0.00	$(0.43)	NM	$0.09	$(0.42)	NM

As of June 30, 2010 and 2009 our total headcount was as follows:

	As of June 30,
	2010
	Evercore	Evercore	Evercore
	U.S.	Mexico	Europe	Total	2009
Senior Managing Directors	38	8	8	54	48
Portfolio and Client Relationship Managers	26	—	—	26	19
Professionals and Administrative Personnel (1)	330	106	36	472	338

Total	394	114	44	552	405

(1) Excludes 14 and 13 interns as of June 30, 2010 and 2009, respectively.

Three Months Ended June 30, 2010 versus June 30, 2009

Net revenues were $64.8 million for the three months ended June 30, 2010; a decrease of $6.2 million, or 9%, versus net revenues of $71.0 million for the three months ended June 30, 2009. Investment Banking Revenue decreased 32% compared to the three months ended June 30, 2009 while Investment Management Revenue increased 654% from the three months ended June 30, 2009. See the Business Segments section below for a further discussion. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $62.5 million for the three months ended June 30, 2010 as compared to $66.9 million for the three months ended June 30, 2009, a 7% decrease. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $40.8 million for the three months ended June 30, 2010, a decrease of $11.1 million, or 21%, versus expense of $51.9 million for the three months ended June 30, 2009. The decrease was primarily due to the accrual of lower amounts of discretionary compensation, reflecting lower revenues, as well as the prior year’s impact of sign-on costs incurred in conjunction with the appointment of our President and Chief Executive Officer, offset by compensation costs resulting from the expansion of existing businesses and our new businesses, including IE, which was not in operation during the three months ended June 30, 2009. Non-compensation expenses as a component of Operating Expenses, were $21.7 million for the three months ended June 30, 2010, an increase of $6.7 million, or 45% over non-compensation operating expenses of $15.0 million for the three months ended June 30, 2009. Non-compensation operating expenses increased compared to 2009 primarily as a result of increased Professional Fees, Travel and Related Expenses and Acquisition and Transition Costs, primarily driven by growth in the business, the addition of new businesses, including Atalanta, and higher deal-related activity levels.

Total Other Expenses of $5.6 million for the three months ended June 30, 2010 relate to compensation costs associated with unvested LP Units and certain other awards of $5.0 million and amortization of intangibles of $0.6 million. Total Other Expenses of $17.1 million for the three months ended June 30, 2009 related to Special Charges of $16.1 million, Acquisition and Transition Costs of $0.4 million and amortization of intangibles of $0.6 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 71% for the three months ended June 30, 2010, compared to 73% for the three months ended June 30, 2009.

The benefit for income taxes for the three months ended June 30, 2010 was $1.7 million, which reflected an effective tax rate of 52%. This provision was impacted by the non-deductible compensation expense associated with the vesting of certain LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no foreign income tax benefits are anticipated. The provision for income taxes for the three months ended June 30, 2009 was $1.4 million, which reflected an effective tax rate of (11%). The (11%) effective tax rate was primarily due to the impact of a non-deductible charge for the cancellation of certain equity awards for employees who continue to be employed by us and the realized tax deduction for certain share-based compensation awards being lower than the deferred tax benefit recognized at the time of expensing such awards due to a decrease in the Company’s share price.

Noncontrolling interest was ($1.7) million for the three months ended June 30, 2010 compared to ($8.3) million for the three months ended June 30, 2009. For the three months ended June 30, 2010, the Company had net income attributable to Evercore Partners Inc. while the allocation to noncontrolling interests was an allocation of a net loss. This resulted from the tax benefits taken at the corporate level, which are allocated to Net Income Attributable to Evercore Partners Inc.

Six Months Ended June 30, 2010 versus June 30, 2009

Net revenues were $152.7 million for the six months ended June 30, 2010; an increase of $31.9 million, or 26%, versus net revenues of $120.8 million for the six months ended June 30, 2009. Investment Banking Revenue and Investment Management Revenue increased 4% and 902%, respectively, compared to the six months ended June 30, 2009. See the segment discussion below for further information. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $133.4 million for the six months ended June 30, 2010 as compared to $114.4 million for the six months ended June 30, 2009, a 17% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $90.8 million for the six months ended June 30, 2010, an increase of $3.0 million, or 3%, versus expense of $87.7 million for the six months ended June 30, 2009. The increase was primarily due to the accrual of higher amounts of discretionary compensation, reflecting higher revenues and compensation costs resulting from the expansion of existing businesses and our new businesses, including IE, all of which were either not consolidated, or in operation, during the entire six months ended June 30, 2009, offset by the prior’s year impact of sign-on costs incurred in conjunction with the appointment of our President and Chief Executive Officer. Non-compensation expenses as a component of Operating Expenses were $42.7 million for the six months ended June 30, 2010, an increase of $16.0 million, or 60% over non-compensation operating expenses of $26.7 million for the six months ended June 30, 2009. Non-compensation operating expenses increased compared to 2009 primarily as a result of increased Professional Fees, Travel and Related Expenses and Acquisition and Transition Costs, primarily driven by the addition of new businesses, including Atalanta, and higher deal-related activity levels.

Total Other Expenses of $11.9 million for the six months ended June 30, 2010 relate to compensation costs associated with unvested LP Units and certain other awards of $10.7 million and amortization of intangibles of $1.2 million. Total Other Expenses of $17.9 million for the six months ended June 30, 2009 related to Special Charges of $16.1 million, Acquisition and Transition Costs of $0.7 and amortization of intangibles of $1.0 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66% for the six months ended June 30, 2010, compared to 73% for the six months ended June 30, 2009. The decrease was primarily attributable to higher Investment Management Revenues offset by increased compensation expense associated with the amortization of unvested LP Units and certain other awards.

The provision for income taxes for the six months ended June 30, 2010 was $3.0 million, which reflected an effective tax rate of 40%. This provision was impacted by the non-deductible compensation expense associated with the vesting of certain LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no foreign income tax benefits are anticipated. The provision for income taxes for the six months ended June 30, 2009 was $2.4 million, which reflected an effective tax rate of (21%). The (21%) effective tax rate was primarily due to the impact of a non-deductible charge for the cancellation of certain equity awards for employees who continue to be employed by us and the realized tax deduction for certain share-based compensation awards being lower than the deferred tax benefit recognized at the time of expensing such awards due to a decrease in the Company’s share price.

Noncontrolling interest was $2.3 million for the six months ended June 30, 2010 compared to ($8.1) million for the six months ended June 30, 2009. For the six months ended June 30, 2010, the Company had net income attributable to Evercore Partners Inc. and the allocation to non-controlling interests was an allocation of net income.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,		Change
	2010	2009	Change	2010	2009
	(dollars in thousands)
Revenues
Investment Banking Revenue (1)	$47,505	$70,067	(32%)	$123,427	$119,125	4%
Other Revenue, net (2)	520	(754)	NM	1,113	(152)	NM

Net Revenues	48,025	69,313	(31%)	124,540	118,973	5%

Expenses
Operating Expenses	44,784	49,778	(10%)	100,679	87,290	15%
Other Expenses	4,659	4,421	5%	9,987	4,889	104%

Total Expenses	49,443	54,199	(9%)	110,666	92,179	20%

Operating Income (Loss) (3)	$(1,418)	$15,114	NM	$13,874	$26,794	(48%)

(1)	Includes reimbursable expenses of $2.0 million and $6.6 million for the three and six months ended June 30, 2010, respectively, and $1.6 million and $2.6 million for the three and six months ended June 30, 2009, respectively.
(2)	Includes interest expense on the Senior Notes of $1.0 million and $2.1 million for the three and six months ended June 30, 2010, respectively, and $0.7 million for the three and six months ended June 30, 2009.
(3)	Includes Noncontrolling interest of ($0.6) million for the three and six months ended June 30, 2010.

For the three and six months ended June 30, 2010, the level of North American and Global announced M&A activity was higher than for the three and six months ended June 30, 2009, as evidenced by the following industry statistics regarding the volume of transactions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$223	$212	$449	$393
Value of North American M&A Deals Completed	$198	$82	$369	$318
Value of Global M&A Deals Announced	$547	$502	$1,066	$972
Value of Global M&A Deals Completed	$438	$304	$822	$798
Evercore Statistics **
Total Number of Clients	72	77	105	103
Investment Banking Clients With Fees of at Least $1 million	12	10	24	20

*	Source: Thomson Financial July 8, 2010
**	Includes revenue generating clients only

As of June 30, 2010 and 2009 our headcount for our Investment Banking segment was as follows:

	As of June 30,
	2010				2009
	Evercore	Evercore	Evercore
	U.S.	Mexico	Europe	Total
Senior Managing Directors	32	7	8	47	39
Professionals	128	26	22	176	125

Total	160	33	30	223	164

Investment Banking Results of Operations

Three Months Ended June 30, 2010 versus June 30, 2009

Net Investment Banking Revenues were $48.0 million for the three months ended June 30, 2010 compared to $69.3 million for the three months ended June 30, 2009, which represented a decrease of 31%. We earned revenue from 72 clients during the three months ended June 30, 2010, 12 of which exceeded $1.0 million in revenue, compared to 77 clients during the three months ended June 30, 2009, 10 of which exceeded $1.0 million in revenue. The decrease in revenues from 2009 reflected the deferral into the subsequent quarter of certain large deal closings and related revenue recognition in both the United States and Europe, including the effect of the deferral of revenue related to one large advisory transaction which was subject to court approval as of June 30, 2010.

Operating Expenses were $44.8 million for the three months ended June 30, 2010, as compared to $49.8 million for the three months ended June 30, 2009, a decrease of $5.0 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $29.4 million for the three months ended June 30, 2010, as compared to $39.7 million for the three months ended June 30, 2009, a decrease of $10.3 million, or 26%. The decrease was primarily due to the accrual of lower amounts of discretionary compensation, reflecting lower advisory revenues, as well as the prior year’s impact of sign-on costs incurred in conjunction with the appointment of our President and Chief Executive Officer, offset by compensation costs resulting from the expansion of existing businesses and our new businesses, including IE, which was not in operation during the three months ended June 30, 2009. Non-compensation expenses, as a component of Operating Expenses, were $15.4 million for the three months ended June 30, 2010, as compared to $10.1 million for the three months ended June 30, 2009, an increase of $5.3 million, or 53%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels.

Other Expenses of $4.7 million for the three months ended June 30, 2010 included $4.2 million related to compensation costs associated with unvested LP Units and certain other awards and $0.5 million of intangible asset amortization. Other Expenses of $4.4 million for the three months ended June 30, 2009 related to Special Charges if $4.0 million and amortization of intangibles of $0.5 million.

Six Months Ended June 30, 2010 versus June 30, 2009

Net Investment Banking Revenues were $124.5 million for the six months ended June 30, 2010 compared to $119.0 million for the six months ended June 30, 2009, which represented an increase of 5%, in line with the dollar value of North American and Global M&A completed transactions increasing 16% and 3%, respectively. We earned revenue from 105 clients during the six months ended June 30, 2010, 24 of which exceeded $1.0 million in revenue, compared to 103 clients during the six months ended June 30, 2009, 20 of which exceeded $1.0 million in revenue. Investment Banking Revenues for the six months ended June 30, 2010 were also affected by the timing of transactions, as noted above.

Operating Expenses were $100.7 million for the six months ended June 30, 2010, as compared to $87.3 million for the six months ended June 30, 2009, an increase of $13.4 million, or 15%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $69.9 million for the six months ended June 30, 2010, as compared to $68.9 million for the six months ended June 30, 2009, an increase of $1.0 million, or 1%. The increase was primarily due to the accrual of higher amounts of discretionary compensation, reflecting higher advisory revenues and compensation costs resulting from the expansion of existing businesses and our new businesses, including IE, all of which were either not consolidated, or in operation, during the entire six months ended June 30, 2009, offset by the prior’s year impact of sign-on costs incurred in conjunction with the appointment of our President and Chief Executive Officer. Non-compensation expenses, as a component of Operating Expenses, were $30.8 million for the six months ended June 30, 2010, as compared to $18.4 million for the six months ended June 30, 2009, an increase of $12.4 million, or 69%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels.

Other Expenses of $10.0 million for the six months ended June 30, 2010 included $9.0 million related to compensation costs associated with unvested LP Units and certain other awards and $0.9 million of intangible asset amortization. Other Expenses of $4.9 million for the six months ended June 30, 2009 related to Special Charges if $4.0 million and amortization of intangibles of $0.9 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2010	2009		2010	2009
	(dollars in thousands)
Revenues
Management Fees:
Wealth Management	$2,442	$707	245%	$4,359	$1,077	305%
Institutional Asset Management	9,719	3,311	194%	16,438	4,316	281%
Private Equity	2,202	2,002	10%	4,180	4,152	1%

Total Management Fees	14,363	6,020	139%	24,977	9,545	162%

Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,581	139	NM	2,784	(682)	NM
Private Equity	481	(3,814)	NM	(105)	(4,491)	98%

Total Realized and Unrealized Gains (Losses)	2,062	(3,675)	NM	2,679	(5,173)	NM

HighView	—	—	NM	—	(920)	NM
Equity in EAM Losses (1)	—	—	NM	—	(334)	NM
Equity in Pan Losses	(130)	(185)	30%	(310)	(389)	20%

Investment Management Revenue	16,295	2,160	654%	27,346	2,729	902%
Other Revenue, net (2)	520	(430)	NM	795	(933)	NM

Net Investment Management Revenues	16,815	1,730	872%	28,141	1,796	NM

Expenses
Operating Expenses	17,730	17,085	4%	32,734	27,086	21%
Other Expenses	918	12,696	(93%)	1,904	12,986	(85%)

Total Expenses	18,648	29,781	(37%)	34,638	40,072	(14%)

Operating Income (Loss) (3)	$(1,833)	$(28,051)	93%	$(6,497)	$(38,276)	83%

(1)	Consolidated April 1, 2009.
(2)	Includes interest expense on the Senior Notes of $0.9 million and $1.8 million for the three and six months ended June 30, 2010, respectively, and $1.2 million and $3.1 million for the three and six months ended June 30, 2009, respectively.
(3)	Includes Noncontrolling interest of ($0.2) million and ($0.6) million for the three and six months ended June 30, 2010, respectively, and ($1.1) million and ($1.7) million for the three and six months ended June 30, 2009, respectively.

Investment Management Results of Operations

Our Wealth Management and Institutional Asset Management businesses in the United States include the results of our new businesses, EWM, which commenced operations in the fourth quarter of 2008, ETC and EAM, which were consolidated in the second quarter of 2009 and Atalanta, which was consolidated during the second quarter of 2010. Our results for the three and six months ended June 30, 2010 include one month of Atalanta’s results while our results for the three and six months ended June 30, 2009 include three and two months of EAM and ETC’s results, respectively. EWM, including its recent acquisition of Morse Williams during the second quarter of 2010, manages investment portfolios and implements financial planning strategies for high net-worth individuals. ETC, in conjunction with the acquisition of SFS, focuses on providing specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations. In addition, ETC provides personal trustee, executor and custody services for EWM clients. EAM is an institutional money manager specializing in small- and mid-cap value and core U.S. equities. Atalanta provides investment advisory services specializing in large-cap U.S. equities and balanced accounts. Each earns revenues on a percentage of assets under management. Fee-based revenues from EWM and Atalanta are primarily earned on a percentage of assets under management, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements. Our Investment Management results of operations continue to reflect the start-up nature of these businesses.

Our U.S. private equity funds, with the exception of ECP I, earn management fees of 1% of invested capital. Starting January 1, 2010, pursuant to an amendment to the ECP I Partnership Agreement, no management fees will be earned in the future. Our Mexico private equity fund earns management fees of 2.25% on committed capital during its investment period and 2.25% on net funded committed capital thereafter. Management fees for our Mexican private equity fund, EMCP II, were calculated on committed capital.

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

Pursuant to the terms of each fund’s partnership agreement, the general partner of each fund is entitled to a carried interest allocation of 20%, provided its performance meets or exceeds the preferred return, return of capital and return of management fees and expenses. We are entitled to a portion of the carried interest. In the event the fund performs poorly we may be obligated to reduce revenues or repay certain carried interest previously recorded on both a realized and unrealized basis. As of June 30, 2010, we had $2.7 million of previously received carried interest that may be subject to repayment.

Assets Under Management

Assets under management (“AUM”) for our Investment Management business of $15.2 billion at June 30, 2010, increased from $4.3 billion at December 31, 2009. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets held on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, Fair Value Measurements and Disclosures, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third party pricing services to determine market or fair value quotes. Wealth Management and Institutional Asset Management, in the aggregate, maintained 88% and 67% of Level I, and 12% and 33% of Level II investments as of June 30, 2010 and December 31, 2009, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements; notwithstanding, these assets represent primarily Level III investments.

	Wealth Management / Insitutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2009	$3,647	$629	$4,276
Inflows	462	—	462
Outflows	(317)	—	(317)
Market Appreciation	209	—	209

Balance at March 31, 2010	4,001	629	4,630
Inflows	10,972	—	10,972
Outflows	(290)	—	(290)
Market Depreciation	(122)	—	(122)

Balance at June 30, 2010	$14,561	$629	$15,190

AUM increased from December 31, 2009, primarily due to client inflows in Wealth Management and Institutional Asset Management, including our recent acquisition of Atalanta. These inflows are primarily the result of the early stage nature of these businesses, the acquisitions of Atalanta and Morse Williams and the addition of new clients. The acquisition of Atalanta resulted in the consolidation of $10.2 billion of AUM during the three months ended June 30, 2010.

Three Months Ended June 30, 2010 versus June 30, 2009

Net Investment Management Revenues were $16.8 million for the three months ended June 30, 2010, compared to $1.7 million for the three months ended June 30, 2009. Fees-based revenues earned from the management of client portfolios and other investment advisory services increased 139% from the three months ended June 30, 2009 as a result of the acquisition of new businesses within Institutional Asset Management and Wealth Management, as well as continued growth in AUM. Fee-based revenues included $0.1 million of revenues from performance fees during the three months ended June 30, 2010 compared to $0.015 million for the three months ended June 30, 2009. Realized and Unrealized Gains (Losses) increased from the prior year primarily resulting from gains on the seed capital managed by EAM and EWM, PCB’s public securities and realized gains in our U.S. private equity fund.

Operating Expenses were $17.7 million for the three months ended June 30, 2010, as compared to $17.1 million for the three months ended June 30, 2009, an increase of $0.6 million, or 4%. Employee Compensation and Benefits Expense, as a component of

Operating Expenses, was $11.4 million for the three months ended June 30, 2010, as compared to $12.2 million for the three months ended June 30, 2009, a decrease of $0.8 million, or 6%. Non-compensation expenses, as a component of Operating Expenses, were $6.3 million for the three months ended June 30, 2010, as compared to $4.9 million for the three months ended June 30, 2009, an increase of $1.4 million, or 29%. The increase was primarily a result of the full quarter impact of the acquisitions of new businesses added during 2009 and costs associated with acquisitions announced during the first quarter of 2010.

Other Expenses of $0.9 million for the three months ended June 30, 2010 included $0.8 million related to compensation costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.1 million. Total Other Expenses of $12.7 million for the three months ended June 30, 2009 related to Special Charges of $12.2 million, Acquisition and Transition Costs of $0.4 million and amortization of intangibles of $0.1 million.

Six Months Ended June 30, 2010 versus June 30, 2009

Net Investment Management Revenues were $28.1 million for the six months ended June 30, 2010, compared to $1.8 million for the six months ended June 30, 2009. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 162% from the six months ended June 30, 2009 as a result of the acquisition of new businesses within Institutional Asset Management and Wealth Management, as well as continued growth in AUM. Fee-based revenues included $0.2 million of revenues from performance fees during the six months ended June 30, 2010 compared to $0.024 million for the six months ended June 30, 2009. Realized and Unrealized Gains (Losses) increased from the prior year primarily resulting from gains on the seed capital managed by EAM and EWM and realized gains in PCB and in our U.S. private equity fund.

Operating Expenses were $32.7 million for the six months ended June 30, 2010, as compared to $27.1 million for the six months ended June 30, 2009, an increase of $5.6 million, or 21%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $20.8 million for the six months ended June 30, 2010, as compared to $18.8 million for the six months ended June 30, 2009, an increase of $2.0 million, or 11%. The increase was primarily due to compensation costs resulting from new businesses. Non-compensation expenses, as a component of Operating Expenses, were $11.9 million for the six months ended June 30, 2010, as compared to $8.3 million for the six months ended June 30, 2009, an increase of $3.6 million, or 44%. The increase was primarily a result of the acquisition of new businesses added during 2009 and costs associated with acquisitions announced during the first quarter of 2010.

Other Expenses of $1.9 million for the six months ended June 30, 2010 included $1.7 million related to compensation costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.2 million. Total Other Expenses of $13.0 million for the six months ended June 30, 2009 related to Special Charges of $12.2 million, Acquisition and Transition Costs of $0.7 million and amortization of intangibles of $0.1 million.

Cash Flows

Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our Senior Notes. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A shares, payment of dividends and other periodic distributions to our stakeholders. Investment Banking advisory fees are generally collected within 90 days of billing. Management fees from our private equity investment management activities are generally billed in advance but collected at the end of a half year period from billing. Fees from our wealth management and institutional asset management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year’s results. We generally make dividend payments and other distributions on a quarterly basis. A summary of our operating, investing and financing cash flows is as follows:

	For the Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash (Used In) Provided By
Operating activities:
Net income (loss)	$4,416	$(13,913)
Non-cash charges	31,237	34,382
Other operating activities	(50,953)	(27,979)

Operating activities	(15,300)	(7,510)
Investing activities	(6,662)	(10,012)
Financing activities	(38,281)	7,275
Effect of exchange rate changes	(1,614)	1,201

Net Decrease in Cash and Cash Equivalents	(61,857)	(9,046)
Cash and Cash Equivalents
Beginning of Period	206,682	175,902

End of Period	$144,825	$166,856

Six Months Ended June 30, 2010. Cash and Cash Equivalents were $144.8 million at June 30, 2010, a decrease of $61.9 million versus Cash and Cash Equivalents of $206.7 million at December 31, 2009. Operating activities resulted in a net outflow of $15.3 million, primarily related to the payment of 2009 bonus awards, offset by an increase in equity-based and other deferred compensation and deferred revenue. Cash of $6.7 million was used in investing activities primarily due to cash paid for acquisitions, offset by net proceeds from sales of Marketable Securities. Financing activities during the period used cash of $38.3 million, primarily for the purchase of treasury stock, as well as distributions to Evercore LP members and payment of dividends.

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

Liquidity and Capital Resources

General

Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable in relation to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses and accrued employee compensation. We traditionally have made payments for employee bonuses and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with our corporate estimated payment calendar; these payments are made prior the end of each calendar quarter. In addition, dividends on Class A common shares are paid when and if declared by the Board of Directors, which is generally quarterly.

We regularly monitor our liquidity position, including cash, other significant working capital current assets and liabilities, long-term liabilities, lease commitments, principal investment commitments related to our Investment Management business, dividends on Class A common shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which principally is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors which are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

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

During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or LP Units. Under this equity repurchase program, equity may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of equity repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the first half of 2010, we repurchased 446,000 shares for $12.1 million pursuant to the program.

In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During the first half of 2010, we repurchased 377,049 shares for $11.5 million related to share deliveries. We also repurchased 70,984 LP Units for $2.3 million.

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

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of June 30, 2010, we were in compliance with all of these covenants.

We have made certain capital commitments, with respect to our investment activities, which are included in the Contractual Obligations section below.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7.9 million and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 17 to our unaudited condensed consolidated financial statements.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.1 years and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s assets under management, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

As of June 30, 2010 and December 31, 2009, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	June 30, 2010		December 31, 2009
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$76,153		$122,618
Securities Purchased Under Agreements to Resell	193,626	$193,569	184,118	$183,957

Total Assets	269,779		306,736
Liabilities
Securities Sold Under Agreements to Repurchase	(269,807)	$(269,884)	(306,894)	$(306,576)

Net Liabilities	$(28)		$(158)

Risk Measures
Value at Risk	$28		$53

Sensitivity to a 100 basis point increase in the interest rate	$(26)		$(149)

Sensitivity to a 100 basis point decrease in the interest rate	$25		$152

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of June 30, 2010, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from the above commitments and contractual obligations.

During the first six months of 2010, in conjunction with agreements to lease additional office space and our acquisition of Atalanta, our annual base rental payments increased approximately $3.8 million. In conjunction with these leases, we entered into irrevocable letters of credit of approximately $0.6 million.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $11.8 million and $13.7 million as of June 30, 2010 and December 31, 2009, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

In February 2010, we announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic and to collaborate on the future growth of Trilantic’s business. Under terms of the agreement, we issued 500,000 LP Units with a minimum redemption value of $16.5 million on December 31, 2014 in exchange for a minority economic interest in Trilantic’s general partner interest in its current fund. We also will commit 2.5% of the total capital commitments of Trilantic’s next private equity fund when it is raised, up to $50.0 million.

In addition, during the first six months of 2010, we entered into contracts which have one to three year terms and aggregate minimum annual payments and cancellation fees of approximately $0.5 million and $0.8 million, respectively.

In April 2010, we entered into an agreement to acquire MJC Associates, a commercial real estate advisory boutique. The terms of the acquisition include $5.0 million of cash and $3.0 million of restricted stock, which is contingently issuable based on minimum future revenues. The transaction was consummated on July 8, 2010.

See Note 4 for our commitments related to the earn-out consideration for the acquisitions of Atalanta, Morse Williams and the key assets of PFG.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EAM and EWM. These funds principally hold readily-marketable investment securities. As of June 30, 2010, the fair value of our investments with EAM and EWM products, based on closing prices, was $4.9 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.5 million for the three months ended June 30, 2010.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.3 million for the three months ended June 30, 2010.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2010, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income and Noncontrolling Interest within the Unaudited Condensed Consolidated Statement of Equity was ($2.1) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

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

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of June 30, 2010 and December 31, 2009, total receivables amounted to $31.7 million and $24.6 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the six months ended June 30, 2010 and 2009.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of June 30, 2010, we had Marketable Securities of $77.8 million, of which 94% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from A- to AAA and 6% were Seed Capital Investments.

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

Revenue Recognition

Investment Banking Revenue – The Company earns advisory fees for mergers, acquisitions, financing and restructuring transactions and recognizes financial advisory fee revenue pursuant to the terms of the engagement letter. It is the Company’s accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collection is reasonably assured. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter where the engagement letter will specify a future service period associated with that fee. In such circumstances, these retainer fees are initially recorded as deferred revenue, which is recorded within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition, and subsequently recognized as advisory fee revenue during the applicable time period within which the service is rendered. Revenues related to fairness or valuation opinions are recognized when the opinion has been rendered and delivered to the client and all other requirements for revenue recognition are satisfied. Success fees for advisory services, such as M&A, are recognized when the transaction(s) or event(s) are determined to be completed or substantially completed and all other requirements for revenue recognition are satisfied. In the event the Company were to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue and subsequently recognized as advisory fee revenue when the conditions of completion have been satisfied.

Recently Issued Accounting Standards

ASU 2010-17 – In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition” (amendments to FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. These arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The new guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company adopted this ASU on April 1, 2010. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

On May 28, 2010, the Company acquired a controlling interest in Atalanta. We performed an assessment of Atalanta’s internal control environment over financial reporting and have begun conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. For further information see Note 4 to our unaudited condensed consolidated financial statements. Excluding the effects of the purchased interest in Atalanta, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses, and, in the past, the Company and its affiliates have been named as a defendant in civil litigation matters involving present or former clients or competitors. In addition, Mexican, United Kingdom and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending legal proceedings, individually or in the aggregate, the resolution of which would have a material adverse impact on the Company’s financial position, results of operations or cash flows. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In connection with the acquisition of Morse Williams and Company, we issued 37,726 shares of stock to its former shareholders, with 18,164 shares held in escrow, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

2010	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (1)
April 1 to April 30	6,400	$29.58	6,400	$24,182,772
May 1 to May 31	10,025	29.78	9,800	23,892,546
June 1 to June 30	463,594	27.39	429,800	12,293,607

Total	480,019	$27.47	446,000	$12,293,607

(1)	On May 7, 2008, Evercore’s Board authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010

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