Form 10-Q
period 2010-09-30
Evercore Partners Inc.
filed 2010-11-05
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 2, 2010 was 19,733,689. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 2, 2010 was 55 (excluding 45 shares of Class B common stock held by a subsidiary of the registrant).

In this report, references to “Evercore”, the “Company”, “we”, “us”, “our” refer, to Evercore Partners Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, references to (1) ”Evercore Partners Inc.” refer solely to Evercore Partners Inc., and not to any of its consolidated subsidiaries and (2) “Evercore LP” refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries. References to the “IPO” refer to our initial public offering on August 10, 2006 of 4,542,500 shares of our Class A common stock, including shares issued to the underwriters of the IPO pursuant to their election to exercise in full their overallotment option.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
Assets
Current Assets
Cash and Cash Equivalents	$168,541	$206,682
Marketable Securities	73,830	141,067
Financial Instruments Owned and Pledged as Collateral at Fair Value	53,043	122,618
Securities Purchased Under Agreements to Resell	344,233	184,118
Accounts Receivable (net of allowances of $1,332 and $764 at September 30, 2010 and December 31, 2009, respectively)	35,902	24,560
Receivable from Employees and Related Parties	5,507	5,235
Deferred Tax Assets - Current	4,066	3,841
Other Current Assets	13,240	8,612

Total Current Assets	698,362	696,733
Investments	35,571	18,581
Deferred Tax Assets - Non-Current	126,167	93,390
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $10,733 and $8,747 at September 30, 2010 and December 31, 2009, respectively)	10,359	8,217
Goodwill	138,994	49,764
Intangible Assets (net of accumulated amortization of $10,496 and $5,921 at September 30, 2010 and December 31, 2009, respectively)	52,276	7,577
Assets Segregated for Bank Regulatory Requirements	10,200	10,000
Other Assets	8,539	6,898

Total Assets	$1,080,468	$891,160

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$65,889	$93,783
Accounts Payable and Accrued Expenses	18,620	10,159
Securities Sold Under Agreements to Repurchase	397,278	306,894
Payable to Employees and Related Parties	2,696	2,746
Taxes Payable	268	—
Other Current Liabilities	23,431	2,709

Total Current Liabilities	508,182	416,291
Notes Payable	97,704	96,618
Amounts Due Pursuant to Tax Receivable Agreements	96,888	67,687
Other Long-term Liabilities	21,180	14,808

Total Liabilities	723,954	595,404

Commitments and Contingencies (Note 16)

Redeemable Noncontrolling Interest	25,385	—

Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 21,049,900 and 17,155,883 issued at September 30, 2010 and December 31, 2009, respectively, and 18,971,811 and 16,346,584 outstanding at September 30, 2010 and December 31, 2009, respectively)	210	172
Class B, par value $0.01 per share (1,000,000 shares authorized, 55 issued and outstanding at September 30, 2010 and December 31, 2009)	—	—
Additional Paid-In-Capital	380,684	339,495
Accumulated Other Comprehensive Income (Loss)	(4,587)	(3,760)
Retained Earnings (Deficit)	(60,509)	(56,756)
Treasury Stock at Cost (2,078,089 and 809,299 shares at September 30, 2010 and December 31, 2009, respectively)	(47,278)	(12,756)

Total Evercore Partners Inc. Stockholders’ Equity	268,520	266,395
Noncontrolling Interest	62,609	29,361

Total Equity	331,129	295,756

Total Liabilities and Equity	$1,080,468	$891,160

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Investment Banking Revenue	$101,367	$73,306	$224,794	$192,431
Investment Management Revenue	23,412	9,785	50,758	12,514
Other Revenue, Including Interest	4,661	4,603	18,106	18,218

Total Revenues	129,440	87,694	293,658	223,163
Interest Expense	5,853	4,498	17,390	19,198

Net Revenues	123,587	83,196	276,268	203,965

Expenses
Employee Compensation and Benefits	82,267	55,104	183,750	142,817
Occupancy and Equipment Rental	5,129	3,434	13,087	10,072
Professional Fees	5,935	5,673	20,651	14,611
Travel and Related Expenses	4,441	2,445	11,790	6,500
Communications and Information Services	1,455	1,026	4,246	2,715
Depreciation and Amortization	3,379	1,155	6,677	3,353
Special Charges	—	—	—	16,138
Acquisition and Transition Costs	385	—	3,121	712
Other Operating Expenses	3,031	2,073	8,004	6,243

Total Expenses	106,022	70,910	251,326	203,161

Income Before Income Taxes	17,565	12,286	24,942	804
Provision for Income Taxes	8,547	4,602	11,508	7,033

Net Income (Loss)	9,018	7,684	13,434	(6,229)
Net Income (Loss) Attributable to Noncontrolling Interest	5,488	5,051	7,767	(3,010)

Net Income (Loss) Attributable to Evercore Partners Inc.	$3,530	$2,633	$5,667	$(3,219)

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders	$3,509	$2,633	$5,614	$(3,219)

Weighted Average Shares of Class A Common Stock Outstanding
Basic	18,973	16,340	18,901	14,665
Diluted	21,091	18,353	22,086	14,665

Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.18	$0.16	$0.30	$(0.22)
Diluted	$0.17	$0.14	$0.25	$(0.22)

Dividends Declared per Share of Class A Common Stock	$0.15	$0.12	$0.45	$0.36

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2010
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2009	17,155,883	$172	$339,495	$(3,760)	$(56,756)	(809,299)	$(12,756)	$29,361	$295,756
Net Income	—	—	—	—	5,667	—	—	7,767	13,434
Other Comprehensive Income (Loss), net:
Unrealized Gain (Loss) on Marketable Securities, net	—	—	—	(760)	—	—	—	(1,227)	(1,987)
Foreign Currency Translation Adjustment	—	—	—	(67)	—	—	—	(204)	(271)

Total Comprehensive Income (Loss)	—	—	—	(827)	5,667	—	—	6,336	11,176
Treasury Stock Purchases	—	—	—	—	—	(1,268,790)	(34,522)	—	(34,522)
Proceeds from Equity Offering, Net of Direct Expenses	2,569,075	25	67,639	—	—	—	—	—	67,664
Evercore LP Units Purchased or Converted into Class A Common Stock	52,460	1	(55,468)	—	—	—	—	(8,821)	(64,288)
Stock-based Compensation Awards	1,272,482	12	28,099	—	—	—	—	14,925	43,036
Dividends	—	—	972	—	(9,420)	—	—	—	(8,448)
Noncontrolling Interest (Note 13)	—	—	(53)	—	—	—	—	20,808	20,755

Balance at September 30, 2010	21,049,900	$210	$380,684	$(4,587)	$(60,509)	(2,078,089)	$(47,278)	$62,609	$331,129

	For the Nine Months Ended September 30, 2009
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2008	12,552,028	$126	$275,234	$(5,139)	$(46,564)	(498,746)	$(8,050)	$15,978	$231,585
Net Income (Loss)	—	—	—	—	(3,219)	—	—	(3,010)	(6,229)
Other Comprehensive Income, net:
Unrealized Gain on Marketable Securities, net	—	—	—	1,335	—	—	—	2,331	3,666
Foreign Currency Translation Adjustment	—	—	—	328	—	—	—	1,409	1,737

Total Comprehensive Income (Loss)	—	—	—	1,663	(3,219)	—	—	730	(826)
Treasury Stock Purchases	—	—	—	—	—	(300,826)	(4,399)	—	(4,399)
Proceeds from Equity Offering, Net of Direct Expenses	3,721,788	37	70,084	—	—	—	—	—	70,121
Evercore LP Units Purchased or Converted into Class A Common Stock	140,306	1	(59,713)	—	—	—	—	(5,529)	(65,241)
Stock-based Compensation Awards	668,637	7	37,367	—	—	—	—	3,586	40,960
Dividends	—	—	178	—	(5,668)	—	—	—	(5,490)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	15,915	15,915

Balance at September 30, 2009	17,082,759	$171	$323,150	$(3,476)	$(55,451)	(799,572)	$(12,449)	$30,680	$282,625

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net Income (Loss)	$13,434	$(6,229)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Realized and Unrealized (Gains) Losses on Investments and Marketable Securities	(4,845)	6,528
Equity-Based and Other Deferred Compensation	41,657	40,964
Depreciation, Amortization and Accretion	7,763	4,358
Bad Debt Expense	1,144	329
Deferred Taxes	2,443	(5,140)
Decrease (Increase) in Operating Assets:
Marketable Securities	—	(108)
Financial Instruments Owned and Pledged as Collateral at Fair Value	73,738	108,065
Securities Purchased Under Agreements to Resell	(149,022)	(81,625)
Accounts Receivable	(5,270)	(17,088)
Receivable from Employees and Related Parties	(272)	(2,565)
Assets Segregated for Bank Regulatory Requirements	(200)	(10,000)
Other Assets	(1,059)	1,667
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(34,224)	1,926
Accounts Payable and Accrued Expenses	6,562	2,477
Securities Sold Under Agreements to Repurchase	75,124	(26,728)
Payables to Employees and Related Parties	(55)	(50)
Taxes Payable	243	3,615
Other Liabilities	8	(4,713)

Net Cash Provided by Operating Activities	27,169	15,683

Cash Flows From Investing Activities
Investments Purchased	(3,478)	(1,598)
Marketable Securities:
Proceeds from Sales and Maturities	181,805	32,126
Purchases	(111,855)	(27,367)
Cash Paid for Acquisitions, net of cash acquired	(70,481)	(9,382)
Change in Restricted Cash	(904)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(2,899)	(1,212)

Net Cash Used in Investing Activities	(7,812)	(7,433)

Cash Flows From Financing Activities
Payments for Capital Lease Obligations	(35)	(17)
Issuance of Noncontrolling Interests	3,503	17,395
Distributions to Noncontrolling Interests - Evercore LP Limited Partners	(15,834)	(7,420)
Proceeds from Equity Offering	67,117	70,761
Purchase of Evercore LP Units and Treasury Stock	(103,413)	(75,160)
Dividends—Class A Stockholders	(8,448)	(5,490)
Other	—	(77)

Net Cash Used in Financing Activities	(57,110)	(8)

Effect of Exchange Rate Changes on Cash	(388)	(521)

Net (Decrease) Increase in Cash and Cash Equivalents	(38,141)	7,721
Cash and Cash Equivalents-Beginning of Year	206,682	175,902

Cash and Cash Equivalents-End of Period	$168,541	$183,623

Supplemental Cash Flow Disclosure
Payments for Interest	$17,938	$19,910

Payments for Income Taxes	$8,195	$1,817

Furniture, Equipment and Leasehold Improvements Accrued	$1,082	$—

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

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company’s subsidiaries. The sole direct subsidiary of the Company is Evercore LP. The principal direct and indirect subsidiaries of Evercore LP are as follows:

•

Evercore Group Holdings L.P., which indirectly, through its wholly-owned subsidiary, Evercore Partners Services East L.L.C.(“East”), a Delaware limited liability company, owns interests in each of the following entities:

•

Evercore BD Investco, L.L.C. (“BD Investco”) wholly owns Evercore Group L.L.C. (“EGL”), a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and a member of the Financial Industry Regulatory Authority (“FINRA”). 77% of BD Investco is owned by East; the remainder is owned by investors in and management of the institutional equities business (“IE”) of EGL;

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

•

Evercore Asset Management, L.L.C. (“EAM”), a Delaware limited liability company, is an institutional investment management firm that makes high-conviction value investments in small- and mid-capitalization publicly-traded companies. 51% of EAM is owned by East; the remaining is owned by the management of EAM; and

•

Atalanta Sosnoff Capital, L.L.C. (“AS”), a New York limited liability company, provides investment advisory services on a discretionary basis to individuals, trusts, tax exempt funds, charitable organizations and state and municipal government entities and corporations. 49% of the economic interest of AS is owned by East; the remaining economic interest, which includes management’s profits interest, is owned by the management of AS.

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

Investment Banking Revenue – The Company earns advisory fees for mergers, acquisitions, financing and restructuring transactions and recognizes financial advisory fee revenue pursuant to the terms of the engagement letter. It is the Company’s accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collection is reasonably assured. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter where the engagement letter will specify a future service period associated with that fee. In such circumstances, these retainer fees are initially recorded as deferred revenue and subsequently recognized as advisory fee revenue during the applicable time period within which the service is rendered. Revenues related to fairness or valuation opinions are recognized when the opinion has been rendered and delivered to the client and all other requirements for revenue recognition are satisfied. Success fees for advisory services, such as merger and acquisition (“M&A”) advice, are recognized when the transaction(s) or event(s) are determined to be completed or substantially completed and all other requirements for revenue recognition are satisfied. In the event the Company were to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue and subsequently recognized as advisory fee revenue when the conditions of completion have been satisfied.

Investment Banking Revenue on the Company’s Unaudited Condensed Consolidated Statement of Operations includes underwriting fees and trading commissions earned from IE. Underwriting revenues are attributable to public and private offerings of equity and debt securities and are recognized when the offering has been deemed to be completed by the lead manager of the underwriting group, pursuant to applicable SEC and FINRA rules. When the offering is completed, the Company recognizes the applicable management fee, selling concession or placement fee, and underwriting fee, the latter net of estimated offering expenses. Commission revenue is recognized on a trade date basis.

Reclassifications – During the third quarter of 2010, the Company combined Proceeds from Maturities and Proceeds from Sales of Marketable Securities on the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009, to conform to current presentation.

Note 3 – Recent Accounting Pronouncements

The Company did not identify any relevant recent accounting pronouncements during the three months ended September 30, 2010.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 4 – Business Changes and Developments

Atalanta Sosnoff Capital, LLC – In May 2010, the Company purchased an interest in AS, representing a 49% economic interest, for a cash purchase price of $68,992. Following the consummation of the transaction, the remainder of AS’s economic interests, which includes management’s profits interest, is owned by the senior management of AS. The senior management of AS retains interests comprised of Series A-2 Capital Interests, Series B Capital Interests and Series C Profits Interests, which represents 5.5%, 19.6% and 25.9%, respectively, for a 51% economic interest. The Company owns Series A-1 Capital Interests, which represents a 49% economic interest. The Series C interest is a profits interest; accordingly, the Company is required to account for this interest as a compensation arrangement. Excluding the Series C interest, the Company’s equity interest in AS is 66%. AS was purchased to expand the Company’s asset management capabilities. AS manages assets for institutional, high net-worth and broker advised clients, and is focused on managing large-cap U.S. equity and balanced accounts. The Company consolidates the financial results of AS based on provisions in the Operating Agreement which give the Company the majority vote in the Management Committee of AS, which is the governing committee with decision making power over AS’s operations. The Management Committee of AS controls the operations of AS, including actions such as the appointment and termination of key management members of AS, the approval of AS’s budget as well as any material expenditure outside of its budget, the launch of new products or material changes in the pricing of existing products, and entering or exiting lines of business. Responsibility for day-to-day operations is vested with the management of AS, including managing client relationships and making discretionary investment decisions. The senior management of AS, through a supermajority vote of the Management Committee, retains customary protective rights over specified matters that may arise outside of the ordinary course of business and/or where the probability of occurrence is remote.

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

In conjunction with the acquisition, the Company recognized accounts receivable with a gross value of $7,034, which approximates fair value, all of which are expected to be collected. The goodwill reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge, as well as the value of expected synergies and premiums paid by the Company and inherent in the value of the noncontrolling interest holders.

The Purchase Agreement provides for earn-out consideration to the sellers of $14,700 if AS’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $19,500 for 2010. The sellers will receive a pro-rata portion of the $14,700 if AS’s EBITDA exceeds $17,000, but does not exceed $19,500. The earn-out consideration, if any, will be paid 50% in cash and 50% in shares of Evercore Class A common stock. The fair value of the contingent payments was $14,383 as of September 30, 2010.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In connection with the acquisition of AS, the Company recorded intangible assets of $39,700, $1,800 and $1,780 relating to Client Relationships, Trademarks and Non-Compete/Non-Solicit Agreements, respectively. Management views client relationships as the primary intangible assets of AS, as management believes the client relationships are stable and recurring. The intangible assets were valued at the date of acquisition at their fair value as determined by management. The intangible assets are generally amortized over estimated useful lives ranging from four to 15 years. The Company recognized $1,526 and $2,035 of amortization expense related to these intangible assets for the three and nine months ended September 30, 2010, respectively.

Goodwill and intangible assets recognized as a result of this acquisition are included in the Investment Management Segment.

The Company’s consolidated results include revenue of $11,153 and $15,077 for the three and nine months ended September, 30, 2010, respectively, and expenses of $9,086 and $12,207 for the three and nine months ended September 30, 2010, respectively, from AS.

Morse, Williams and Company, Inc. – In May 2010, the Company acquired Morse, Williams and Company, Inc. (“Morse Williams”), a registered investment advisor that provides separate management services for tax-exempt institutions and taxable clients. The terms of the acquisition include stock-based initial consideration of $1,350 and contingent consideration based on future investment fees earned. The fair value of the earn-out consideration was $617 as of September 30, 2010. The transaction resulted in goodwill of $848 and intangible assets relating to Client Relationships of $1,130, recognized in the Investment Management Segment. The Client Relationships are being amortized over 9 years. Amortization expense related to these intangibles was $41 and $50 for the three and nine months ended September 30, 2010, respectively.

MJC Associates – In April 2010, the Company entered into an agreement to acquire MJC Associates, a commercial real estate advisory boutique. The terms of the acquisition include $2,000 of cash payable at the closing, $1,000 of cash payable on each of the three anniversary dates of the closing and $3,000 of restricted stock, which is contingently issuable based on minimum future revenues. The transaction was consummated on July 8, 2010. The fair value of the earn-out consideration was $5,237 as of September 30, 2010. The transaction resulted in goodwill of $6,183 and intangible assets relating to Client Relationships of $940 and Non-compete agreements of $135, recognized in the Investment Banking Segment. The Client Relationships and Non-compete agreements are being amortized over five months and five years, respectively. Amortization expense related to these intangibles was $423 for the three and nine months ended September 30, 2010.

If the acquisitions of AS, Morse Williams and MJC Associates were effective as of January 1, 2009, the operating results of the Company, on a pro forma basis, would have been:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)
Net Revenues	$123,587	$92,637	$297,039	$229,122
Pre-tax Income	$17,565	$13,299	$27,882	$1,556
Net Income (Loss) Attributable to Evercore Partners Inc.	$3,530	$2,634	$5,706	$(3,541)
Diluted Net Income (Loss) Per Share Available to Evercore Partners Inc.	$0.17	$0.14	$0.26	$(0.24)

Acquisition of the Private Funds Group of Neuberger Berman – In February 2010, the Company acquired assets of the Private Funds Group of Neuberger Berman (“PFG”) for initial consideration of $1,000 and contingent consideration based on future revenues earned. The Company’s commitment to pay earn-out consideration is based on varied percentages of future fees earned by PFG over the 18 month period following the acquisition. The fair value of the earn-out consideration was $2,995 as of September 30, 2010. The transaction resulted in goodwill of $990 and intangible assets relating to Acquired Mandates and Client Relationships of $1,810 and $2,300, respectively, recognized in the Investment Banking Segment. The Acquired Mandates and Client Relationships are being amortized over four years and seven years, respectively. Amortization expense related to these intangibles was $194 and $501 for the three and nine months ended September 30, 2010, respectively.

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

Investment in G5 Holdings S.A. – In September 2010, the Company entered into an agreement to obtain a 50% interest in G5 Holdings S.A. (“G5”). The terms of the investment includes initial consideration of $10,000 in restricted stock and $10,000 in cash plus contingent consideration based on multiples of G5’s net income over the years 2012 through 2014. This transaction was consummated on October 1, 2010.

Goodwill and Intangible Assets

Goodwill associated with the Company’s acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2009	$34,989	$14,775	$49,764
Acquisitions	7,173	81,057	88,230
Foreign Currency Translation	1,000	—	1,000

Balance at September 30, 2010	$43,162	$95,832	$138,994

Intangible assets associated with the Company’s acquisitions are as follows:

	September 30, 2010
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total
Client Relationships	$11,415	$44,430	$55,845	$6,212	$2,629	$8,841
Broker Dealer License	208	—	208	185	—	185
Financial Services Authority License	73	—	73	59	—	59
Acquired Mandates	1,810	—	1,810	271	—	271
Non-compete/Non-solicit Agreements	526	1,780	2,306	354	119	473
Other	730	1,800	2,530	667	—	667

Total	$14,762	$48,010	$62,772	$7,748	$2,748	$10,496

	December 31, 2009
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total
Client Relationships	$8,448	$3,600	$12,048	$4,553	$318	$4,871
Broker Dealer License	215	—	215	154	—	154
Financial Services Authority License	75	—	75	48	—	48
Non-compete/Non-solicit Agreements	404	—	404	290	—	290
Other	756	—	756	558	—	558

Total	$9,898	$3,600	$13,498	$5,603	$318	$5,921

Expense associated with the amortization of intangible assets was $2,768 and $4,761 for the three and nine months ended September 30, 2010, respectively, and $583 and $1,609 for the three and nine months ended September 30, 2009, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Based on the intangible assets above, as of September 30, 2010, annual amortization of intangibles for each of the next five years is as follows:

2010 (last three months)	$2,751
2011	$9,169
2012	$8,934
2013	$7,618
2014	$5,324
2015 (first nine months)	$2,791

Note 5 – Special Charges and Acquisition and Transition Costs

Special Charges

The Company recorded noncash Special Charges of $16,138 for the nine months ended September 30, 2009 related to the cancellation of 417 unvested employee restricted stock units (“RSUs”) and 250 unvested Evercore LP partnership units (“LP Units”) in conjunction with the restructuring of the U.S. Private Equity business. The award cancellation resulted in the recognition of previously unrecognized compensation expense at the cancellation date. These equity-based awards were being expensed over periods of up to four years.

Acquisition and Transition Costs

The Company recognized $385 and $3,121 for the three and nine months ended September 30, 2010 as Acquisition and Transition Costs incurred in connection with its acquisitions of AS, MJC Associates, Morse Williams and PFG, its investments in Trilantic and G5 and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.

The Company recognized $712 for the nine months ended September 30, 2009 as Acquisition and Transition Costs incurred in connection with the consummation of the Company’s acquisition of Bank of America’s Special Fiduciary Services Division (“SFS”) and formation of ETC.

Note 6 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $2,843 and $6,918 for the three and nine months ended September 30, 2010, respectively, and $2,354 and $2,015 for the three and nine months ended September 30, 2009, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$7,162	$50	$3	$7,209	$97,921	$3,311	$9	$101,223
Municipal Bonds	14,740	161	—	14,901	28,399	72	6	28,465
Other Debt Securities	1,254	3	—	1,257	4,455	15	—	4,470
Seed Capital Investments	5,746	1,507	56	7,197	4,948	2,066	105	6,909

Total Available-for-Sale	28,902	1,721	59	30,564	135,723	5,464	120	141,067

Debt Securities Carried in EGL	42,822	444	—	43,266	—	—	—	—

Total	$71,724	$2,165	$59	$73,830	$135,723	$5,464	$120	$141,067

Scheduled maturities of the Company’s available-for-sale debt securities as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$14,932	$15,062	$49,726	$50,077
Due after one year through five years	8,224	8,305	81,049	84,081

Total	$23,156	$23,367	$130,775	$134,158

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value to an amount approximating its amortized cost, which may be maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at September 30, 2010.

Debt Securities

The Company invests in corporate and municipal bonds, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company had realized gains of $26 and $3,450 for the three and nine months ended September 30, 2010, respectively, and $478 and $641 for the three and nine months ended September 30, 2009, respectively.

Seed Capital Investments

During the first quarter of 2009, the Company assessed its treasury and investment activities including the Seed Capital Investments managed by EAM and, as a result, the Company transferred these securities from trading to available-for-sale. Accordingly, these securities are stated at quoted market value with unrealized gains and losses, which have occurred since the date of transfer, included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. Prior to the transfer, the Company incurred $758 of realized and unrealized losses on Seed Capital Investments during 2009. Subsequent to the transfer, the Company incurred $597 and $784 of realized gains for the three and nine months ended September 30, 2009, respectively. The Company incurred $101 and $1,159 of realized gains for the three and nine months ended September 30, 2010, respectively. Seed Capital Investments include equity securities and their equivalents, which include debt securities with a fair value of $214 at December 31, 2009, all with maturities of greater than 10 years.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Debt Securities Carried in EGL

During the first quarter of 2010, EGL began to invest in municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statement of Operations, as required by the accounting for broker-dealers in securities. The Company had $172 and $348 of net unrealized gains for the three and nine months ended September 30, 2010, respectively.

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through PCB, enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 2.2 years and are pledged as collateral against repurchase agreements which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB and permit the counterparty to pledge the securities.

As of September 30, 2010 and December 31, 2009, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions is as follows:

	September 30, 2010		December 31, 2009
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$53,043		$122,618
Securities Purchased Under Agreements to Resell	344,233	$344,439	184,118	$183,957

Total Assets	$397,276		$306,736

Liabilities
Securities Sold Under Agreements to Repurchase	$(397,278)	$(397,063)	$(306,894)	$(306,576)

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Investments in Private Equity Funds

A summary of the Company’s investment in the private equity funds as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
ECP II	$5,089	$6,220
Discovery Americas I, L.P.	2,024	2,603
EMCP II	4,570	4,409
CSI Capital	3,055	—
Trilantic	512	—

Total Private Equity Funds	$15,250	$13,232

As a result of its investment in CITIC Securities International Partners, LTD (“CSIP”), during 2010, the Company made an investment of $3,164 in the CSI Capital, L.P. fund (“CSI Capital”), a China focused fund affiliated with CSIP, representing approximately 58% of the Company’s existing commitment to CSI Capital.

Net realized and unrealized gains (losses) on private equity fund investments, including incentive fees, were $542 and $437 for the three and nine months ended September 30, 2010, respectively, and ($616) and ($5,107) for the three and nine months ended September 30, 2009, respectively. In the event the fund performs poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2010, the Company had $2,701 of previously received carried interest that may be subject to repayment.

Other Equity Method Investments

A summary of the Company’s other equity investments as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Trilantic	$15,887	$—
Pan	3,184	4,099

Total Equity Investments	$19,071	$4,099

Trilantic

During the first quarter of 2010, the Company made an equity method investment in Trilantic. See Note 13 for a further discussion.

Pan

In 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at September 30, 2010. This investment resulted in losses of $131 and $441 for the three and nine months ended September 30, 2010, respectively, and $189 and $578 for the three and nine months ended September 30, 2009, respectively.

Cost Basis Investments

In 2009, the Company invested $1,250 in CSIP in exchange for a 5% noncontrolling interest in the entity. CSIP and the Company focus on providing leading independent investment M&A advisory and investment management service, effecting transactions between China and other international markets. This investment is accounted for on the cost basis.

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

The following table presents the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$112,945	$—	$112,945
Seed Capital Investments	7,197	—	—	7,197
Financial Instruments Owned and Pledged as Collateral at Fair Value	53,043	—	—	53,043

Total Assets Measured At Fair Value	$60,240	$112,945	$—	$173,185

	December 31, 2009
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities	$—	$134,158	$—	$134,158
Seed Capital Investments	6,909	—	—	6,909
Financial Instruments Owned and Pledged as Collateral at Fair Value	122,618	—	—	122,618

Total Assets Measured At Fair Value	$129,527	$134,158	$—	$263,685

(1)	Includes $46,312 of municipal bonds classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2010. No such investments were held as of December 31, 2009.

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

Note 11 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company notes having a principal amount of $120,000 due 2020 with a 5.20% coupon (“the Senior Notes”) and warrants to purchase 5,455 shares of Evercore Class A common stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statement of Financial Condition. The Senior Notes have an effective yield of 7.94%. At September 30, 2010, the fair value of the Company’s Senior Notes exceeded their aggregate carrying value by approximately $25,000. The fair value of the Company’s Senior Notes was estimated based on a present value analysis utilizing aggregate market yields for similar financial instruments.

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

Note 12 – Evercore Partners Inc. Stockholders’ Equity

During the three and nine months ended September 30, 2010, the Company declared and paid dividends of $0.15 and $0.45 per share, totaling $2,783 and $8,448, respectively. The Company’s Board of Directors declared on October 26, 2010, a quarterly cash dividend of $0.18 per share, to the holders of Class A common stock as of November 26, 2010, which will be paid on December 10, 2010.

During the nine months ended September 30, 2010, the Company purchased 419 Class A common shares from employees at market values ranging from $23.31 to $36.97 per share for the net settlement of stock-based compensation awards and 850 Class A common shares at market values ranging from $23.72 to $30.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $34,522 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2010.

During the third quarter of 2010, the Company had an offering of 2,569 shares of Class A common stock, resulting in an increase to Common Stock and Additional Paid-In-Capital of $25 and $67,639, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2010. The Company used all of its proceeds from this offering to purchase from certain holders, including members of the Company’s senior management, a number of outstanding LP Units that was equal to the number of newly-issued shares of Class A common stock sold by the Company in the offering. This purchase resulted in a decrease to Additional Paid-In-Capital of $60,720 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2010. See Note 13 for this transaction’s impact on Noncontrolling Interest.

Additionally, the above transaction resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $32,138, $27,318 and $4,821, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2010. See Note 16 for estimated future payments related to the tax receivable agreement.

During the nine months ended September 30, 2010, 52 LP Units were gifted by employees to various charities and exchanged for Class A common shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $1 and $431, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2010.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 13 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 43% interest in Evercore LP, a 28% interest in PCB, a 35% interest in EWM, a 49% interest in EAM, a 34% equity interest in AS, a 23% interest in IE and a 14% interest in ETC, not owned by the Company. The AS interest excludes the Series C Profits Interest that has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, IE, AS, ETC and EWM have rights, in certain circumstances, to convert into Class A common shares.

Changes in Noncontrolling Interest for the nine months ended September 30, 2010 and 2009 were as follows:

	For the Nine Months Ended September 30,
	2010	2009
Beginning balance	$29,361	$15,978

Comprehensive income
Operating income (loss)	7,767	(3,010)
Other comprehensive income (loss)	(1,431)	3,740

Total comprehensive income (loss)	6,336	730

Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(8,821)	(5,529)
Issuance and sale of LP Units	—	15,000
Amortization and Vesting of LP Units	14,925	3,586
Distributions to partners	(15,834)	(7,420)
Fair value of noncontrolling interest in EAM	—	5,068
Fair value of noncontrolling interest in ETC	—	2,704
Fair value of noncontrolling interest in Atalanta	33,139	—
Issuance of noncontrolling interest in IE	3,503	—
Other, including PCB and EWM	—	563

Total other items	26,912	13,972

Ending balance	$62,609	$30,680

In February 2010, the Company issued 500 LP Units in exchange for a minority economic interest in Trilantic. At December 31, 2014, at the option of the holder, these LP Units are exchangeable on a one-for-one basis for Class A common stock of the Company or may be redeemed for cash of $16,500. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $21 and $53 for the three and nine months ended September 30, 2010, respectively.

In conjunction with the Company’s purchase agreement with AS, the Company issued a management member of AS certain capital interests in AS, which are redeemable for cash, at their fair value, at the earlier of the first anniversary of the purchase transaction or upon death, permanent disability, termination of services without cause or resignation. Accordingly, these capital interests have been reflected at their fair value of $9,242 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition.

In April 2010, the Company purchased 71 LP Units from a noncontrolling interest holder for $2,325.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 14 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the three and nine months ended September 30, 2010 and 2009 are described and presented below.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010		2009		2010		2009
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) attributable to Evercore Partners Inc.	$3,530		$2,633		$5,667		$(3,219)
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 13)	(21)		—		(53)		—

Net income (loss) attributable to Evercore Partners Inc. common shareholders	$3,509		$2,633		$5,614		$(3,219)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	18,973		16,340		18,901		14,665

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$0.18		$0.16		$0.30		$(0.22)

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$3,509		$2,633		$5,614		$(3,219)
Add (deduct)—dilutive effect of:
Noncontrolling Interest related to the assumed exchange of Evercore LP partnership units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)	(a	)	(a	)
Associated Interest Expense pursuant to conversion of Warrants Issued	(b	)	(b	)	(b	)	(b	)

Diluted Net Income (Loss) Available for Class A common shareholders	$3,509		$2,633		$5,614		$(3,219)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	18,973		16,340		18,901		14,665
Add—dilutive effect of:
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs, as calculated using the Treasury Stock Method	1,414		1,771		1,825		(c	)
Assumed conversion of Warrants issued	704		242		1,360		(b	)

Diluted weighted average shares of Class A common stock outstanding	21,091		18,353		22,086		14,665

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$0.17		$0.14		$0.25		$(0.22)

(a)	During the three and nine months ended September 30, 2010 and 2009, the LP Units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 14,130 and 14,359 for the three and nine months ended September 30, 2010, respectively, and 14,579 and 14,848 for the three and nine months ended September 30, 2009, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(b)	For the nine months ended September 30, 2009, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 5,455 for the nine months ended September 30, 2009, reduced for the impact of the Treasury Stock Method, if applicable. ASC 260, “Earnings per Share,” requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method.
(c)	During the nine months ended September 30, 2009, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs as calculated using the Treasury Stock Method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 1,167 for the nine months ended September 30, 2009. Antidilution is the result of the Company having a loss for the nine months ended September 30, 2009.

The Company computes earnings per share using the two-class method, decreasing Net Income Attributable to Evercore Partners Inc. by the accretion of the redemption price of the noncontrolling interest in Trilantic. See Note 13 for further information. The computation of earnings per share under the two-class method had no effect on earnings per share for the three and nine months ended September 30, 2009.

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

During the nine months ended September 30, 2010, pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan, the Company granted employees 1,438 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2010 had grant date fair values of $23.31 to $35.79 per share. During the nine months ended September 30, 2010, 1,404 Service-based Awards and 2 Event-based Awards vested, and 306 Service-based Awards and 45 Event-based Awards were forfeited. Compensation expense related to stock-based awards including compensation expense related to the amortization of the LP Units was $13,277 and $41,657 for the three and nine months ended September 30, 2010.

In September 2010, one of the Company’s executives substantially ceased providing active service with the Company. In conjunction with this change in role, the executive has agreed to release all right, title and interest to 275 unvested RSUs, with a grant date fair value of $3,226, since his service condition with the Company, as was contemplated at the time the RSUs were granted, will not be fulfilled. As a result of the executive’s significant change in role, this transaction was accounted for as a forfeiture and previously accrued compensation expense of $352 related to the unvested RSUs was reversed in the third quarter of 2010.

During the nine months ended September 30, 2010, the Company amended the terms of a Service-based Award with respect to 97 RSUs. Due to this amendment, $2,686 was reclassified from Additional Paid-In-Capital to Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition.

Note 16 – Commitments and Contingencies

For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $2,967 and $8,093 for the three and nine months ended September 30, 2010, respectively, and $2,187 and $6,810 for the three and nine months ended September 30, 2009, respectively.

During the first nine months of 2010, in conjunction with agreements to lease additional office space and the Company’s acquisition of AS, the Company’s annual base rental payments increased approximately $3,800. In conjunction with these leases, the Company entered into irrevocable letters of credit of approximately $600.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $127 and $456 for the three and nine months ended September 30, 2010, respectively, and $124 and $348 for the three and nine months ended September 30, 2009, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.

Other Commitments – As of September 30, 2010, the Company had unfunded commitments for capital contributions of $10,351 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

In addition, during the first nine months of 2010, the Company entered into contracts which have one to three year terms and aggregate minimum annual payments and cancellation fees of approximately $500 and $820, respectively.

As a result of the offering of common stock which occurred during the third quarter of 2010, the Amounts Due Pursuant to Tax Receivable Agreements increased to $96,888. As of September 30, 2010, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $99,466. The Company expects to pay to the counterparties to the Tax Receivable Agreement $2,578 within one year or less, $13,715 in one to three years, $16,203 in three to five years and $66,970 after five years.

In October 2010, the Company obtained a 50% interest in G5. See Note 4 for further information.

See Note 4 for the Company’s commitments related to the earn-out consideration for the acquisitions of AS, Morse Williams, MJC and the key assets of PFG.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 17 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of September 30, 2010 and December 31, 2009 was $78,404 and $75,025, respectively, which exceeded the minimum net capital requirement by $77,761 and $74,028, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements for the nine months ended September 30, 2010.

Note 18 – Income Taxes

The Company’s Provision for Income Taxes was $8,547 and $11,508 for the three and nine months ended September 30, 2010, respectively, and $4,602 and $7,033 for the three and nine months ended September 30, 2009, respectively. The effective tax rate was 49% and 46% for the three and nine months ended September 30, 2010, respectively, and 38% and 875% for the three and nine months ended September 30, 2009, respectively. The effective tax rate for 2010 reflects the effect of certain non-deductible stock compensation expenses associated with the vesting of LP Units and losses in certain foreign jurisdictions for which no foreign income tax benefits are anticipated.

The Company reported an increase (decrease) in deferred tax assets of $1,086 and ($1,294) associated with changes in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, there was $2,683 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest of $53 and $160 during the three and nine months ended September 30, 2010, respectively, and had recognized a liability for penalties of $739 and interest of $1,099 at September 30, 2010.

Note 19 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. During 2010, the Investment Banking segment (formerly called the Advisory segment) expanded to include underwriting capabilities and private fund placement services and in the second and third quarter IE and MJC, respectively. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. During the second quarter of 2010, the Investment Management segment expanded to include the acquisitions of AS and Morse Williams.

The Company’s segment information for the three and nine months ended September 30, 2010 and 2009 is prepared using the following methodology:

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Investment Banking
Net Revenues (1)	$100,760	$73,490	$225,300	$192,463
Operating Expenses	75,966	51,641	176,645	138,931
Other Expenses (2)	4,570	4,253	14,557	9,142

Segment Income	$20,224	$17,596	$34,098	$44,390

Identifiable Segment Assets	$379,281	$382,166	$379,281	$382,166

Investment Management
Net Revenues (1)	$22,827	$9,706	$50,968	$11,502
Operating Expenses	24,508	14,275	57,242	41,361
Other Expenses (2)	978	741	2,882	13,727

Segment Income (Loss)	$(2,659)	$(5,310)	$(9,156)	$(43,586)

Identifiable Segment Assets	$701,187	$425,501	$701,187	$425,501

Total
Net Revenues (1)	$123,587	$83,196	$276,268	$203,965
Operating Expenses	100,474	65,916	233,887	180,292
Other Expenses (2)	5,548	4,994	17,439	22,869

Segment Income	$17,565	$12,286	$24,942	$804

Identifiable Segment Assets	$1,080,468	$807,667	$1,080,468	$807,667

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(1) Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Investment Banking (A)	$(607)	$184	$506	$32
Investment Management (B)	(585)	(79)	210	(1,012)

Total Other Revenue, net	$(1,192)	$105	$716	$(980)

(A)     Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,042 and $3,119 for the three and nine months ended September 30, 2010, respectively, and $1,024 and $1,707 for the three and nine months ended September 30, 2009, respectively.

(B)     Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $881 and $2,637 for the three and nine months ended September 30, 2010, respectively, and $872 and $3,978 for the three and nine months ended September 30, 2009, respectively.

(2) Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,101	$3,785	$13,150	$3,785
Special Charges	—	—	—	3,951
Intangible Asset Amortization	469	468	1,407	1,406

Total Investment Banking	4,570	4,253	14,557	9,142

Investment Management
Amortization of LP Units and Certain Other Awards	863	626	2,537	626
Special Charges	—	—	—	12,187
Acquisition and Transition Costs	—	—	—	712
Intangible Asset Amortization	115	115	345	202

Total Investment Management	978	741	2,882	13,727

Total Other Expenses	$5,548	$4,994	$17,439	$22,869

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net Revenues: (1)
United States	$100,353	$58,412	$229,443	$163,668
Europe and Other	16,778	15,030	30,670	25,162
Latin America	7,648	9,649	15,439	16,115

Total	$124,779	$83,091	$275,552	$204,945

(1) Excludes Other Revenue and Interest Expense.

Substantially all of the Company’s long-lived assets reside in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent quarterly reports on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Key Financial Measures

Revenue

Total revenues reflect revenues from our Investment Banking and Investment Management business segments that include transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense related to repurchase agreements, senior notes and other borrowings.

Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters, and during the first quarter of 2010, the Investment Banking segment (formerly called the Advisory segment) expanded to include underwriting capabilities and private fund placement services, as well as commissions on agency equity trades. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue comes from advisory fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court.

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

Management fees from EAM, EWM, AS and PCB generally represent a percentage of assets under management. Fees from ETC and PCB’s trust business includes fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement and are individually negotiated. Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Performance fees from private equity funds are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to “claw-back” provisions. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.

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

Noncontrolling Interest

We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors, their estate planning vehicles and Trilantic in Evercore LP, as well as the portions of PCB, EWM, EAM, IE, AS and ETC not owned by Evercore. As described in Note 1 to our unaudited condensed consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP. Prior to the Company’s stock offering and purchase of a portion of the noncontrolling interest in Evercore LP in the third quarter of 2009, Evercore Partners Inc. had a minority economic interest in Evercore LP but a majority voting interest in and controlled the management of Evercore LP. Subsequent to the Company’s stock offering in the third quarter of 2009, in addition to having a majority voting interest in and controlling the management of Evercore LP, Evercore Partners Inc. has a majority economic interest in Evercore LP. As a result, both before and after the Company’s stock offering in the third quarter of 2009, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners. For further information see Note 13 to our unaudited condensed consolidated financial statements.

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

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2010 and 2009. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$101,367	$73,306	38%	$224,794	$192,431	17%
Investment Management Revenue	23,412	9,785	139%	50,758	12,514	306%
Other Revenue	4,661	4,603	1%	18,106	18,218	(1%)

Total Revenues	129,440	87,694	48%	293,658	223,163	32%
Interest Expense	5,853	4,498	30%	17,390	19,198	(9%)

Net Revenues	123,587	83,196	49%	276,268	203,965	35%

Expenses
Operating Expenses	100,474	65,916	52%	233,887	180,292	30%
Other Expenses	5,548	4,994	11%	17,439	22,869	(24%)

Total Expenses	106,022	70,910	50%	251,326	203,161	24%

Income Before Income Taxes	17,565	12,286	43%	24,942	804	NM
Provision for Income Taxes	8,547	4,602	86%	11,508	7,033	64%

Net Income (Loss)	9,018	7,684	17%	13,434	(6,229)	NM
Net Income (Loss) Attributable to Noncontrolling Interest	5,488	5,051	9%	7,767	(3,010)	NM

Net Income (Loss) Attributable to Evercore Partners Inc.	$3,530	$2,633	34%	$5,667	$(3,219)	NM

Diluted Net Income (Loss) Per Share	$0.17	$0.14	21%	$0.25	$(0.22)	NM

As of September 30, 2010 and 2009 our total headcount was as follows:

	As of September 30,
	2010
	Evercore	Evercore	Evercore
	U.S.	Mexico	Europe	Total	2009
Senior Managing Directors	40	8	6	54	49
Portfolio and Client Relationship Managers	31	—	—	31	21
Senior Institutional Equities Professionals	23	—	—	23	—
Professionals and Administrative Personnel (1)	341	111	38	490	370

Total	435	119	44	598	440

(1) Excludes three and two interns as of September 30, 2010 and 2009, respectively.

Three Months Ended September 30, 2010 versus September 30, 2009

Net revenues were $123.6 million for the three months ended September 30, 2010; an increase of $40.4 million, or 49%, versus net revenues of $83.2 million for the three months ended September 30, 2009. Investment Banking Revenue increased 38% compared to the three months ended September 30, 2009 while Investment Management Revenue increased 139% from the three months ended September 30, 2009, which included a full quarter of AS’s results. See the Business Segments section below for a further discussion. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $100.5 million for the three months ended September 30, 2010 as compared to $65.9 million for the three months ended September 30, 2009, a 52% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $77.3 million for the three months ended September 30, 2010, an increase of $26.6 million, or 52%, versus expense of $50.7 million for the three months ended September 30, 2009. The increase was primarily due to the accrual of higher amounts of discretionary compensation, reflecting higher revenues, as well as compensation costs resulting from the expansion of existing businesses and our new businesses, which were not in operation during the three months ended September 30, 2009. Non-compensation expenses as a component of Operating Expenses, were $23.2 million for the three months ended September 30, 2010, an increase of $7.9 million, or 52%, over non-compensation operating expenses of $15.2 million for the three months ended September 30, 2009. Non-compensation operating expenses increased compared to 2009 primarily as a result of increased Occupancy and Equipment Rental, Travel and Related Expenses and Depreciation and Amortization, primarily driven by growth in the business, the addition of new businesses, including AS, and higher deal-related activity levels.

Total Other Expenses of $5.5 million for the three months ended September 30, 2010 related to compensation costs associated with unvested LP Units and certain other awards of $4.9 million and amortization of intangibles of $0.6 million. Total Other Expenses of $5.0 million for the three months ended September 30, 2009 related to compensation costs associated with unvested LP Units and certain other awards of $4.4 million and amortization of intangibles of $0.6 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 67% for the three months ended September 30, 2010, compared to 66% for the three months ended September 30, 2009.

The provision for income taxes for the three months ended September 30, 2010 was $8.5 million, which reflected an effective tax rate of 49%. This provision was impacted by the non-deductible compensation expense associated with the vesting of LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no foreign income tax benefits are anticipated. The provision for income taxes for the three months ended September 30, 2009 was $4.6 million, which reflected an effective tax rate of 37%. The 37% effective tax rate was primarily due to the impact of a non-deductible charge for the cancellation of certain equity awards for employees who continue to be employed by us and the realized tax deduction for certain share-based compensation awards being lower than the deferred tax benefit recognized at the time of expensing such awards due to a decrease in the Company’s share price. In part, the effective tax rate for 2010 is higher than for 2009 due to the increase in our ownership of Evercore LP.

Noncontrolling interest was $5.5 million for the three months ended September 30, 2010 compared to $5.1 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, the Company had net income attributable to Evercore Partners Inc. and the allocation to non-controlling interests was an allocation of net income.

Nine Months Ended September 30, 2010 versus September 30, 2009

Net revenues were $276.3 million for the nine months ended September 30, 2010; an increase of $72.3 million, or 35%, versus net revenues of $204.0 million for the nine months ended September 30, 2009. Investment Banking Revenue and Investment Management Revenue increased 17% and 306%, respectively, compared to the nine months ended September 30, 2009. See the segment discussion below for further information. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $233.9 million for the nine months ended September 30, 2010 as compared to $180.3 million for the nine months ended September 30, 2009, a 30% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $168.1 million for the nine months ended September 30, 2010, an increase of $29.7 million, or 21%, versus expense of $138.4 million for the nine months ended September 30, 2009. The increase was primarily due to the accrual of higher amounts of discretionary compensation, reflecting higher revenues and compensation costs resulting from the expansion of existing businesses and our new businesses, all of which were either not consolidated, or in operation, during the entire nine months ended September 30, 2009, offset by the prior’s year impact of sign-on costs incurred in conjunction with the appointment of our President and Chief Executive Officer. Non-compensation expenses as a component of Operating Expenses were $65.8 million for the nine months ended September 30, 2010, an increase of $23.9 million, or 57% over non-compensation operating expenses of $41.9 million for the nine months ended September 30, 2009. Non-compensation operating expenses increased compared to 2009 primarily as a result of increased Professional Fees, Travel and Related Expenses and Acquisition and Transition Costs, primarily driven by the addition of new businesses, including AS, and higher deal-related activity levels.

Total Other Expenses of $17.4 million for the nine months ended September 30, 2010 related to compensation costs associated with unvested LP Units and certain other awards of $15.7 million and amortization of intangibles of $1.7 million. Total Other Expenses of $22.9 million for the nine months ended September 30, 2009 related to compensation costs associated with unvested LP Units and certain other awards of $4.4 million, Special Charges of $16.1 million, Acquisition and Transition Costs of $0.8 million and amortization of intangibles of $1.6 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 67% for the nine months ended September 30, 2010, compared to 70% for the nine months ended September 30, 2009. The decrease was primarily attributable to higher revenues offset by increased compensation expense associated with the amortization of unvested LP Units and certain other awards.

The provision for income taxes for the nine months ended September 30, 2010 was $11.5 million, which reflected an effective tax rate of 46%. This provision was impacted by the non-deductible compensation expense associated with the vesting of LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no foreign income tax benefits are anticipated. The provision for income taxes for the nine months ended September 30, 2009 was $7.0 million, which reflected an effective tax rate of 875%. The 875% effective tax rate was primarily due to the impact of a non-deductible charge for the cancellation of certain equity awards for employees who continue to be employed by us and the realized tax deduction for certain share-based compensation awards being lower than the deferred tax benefit recognized at the time of expensing such awards due to a decrease in the Company’s share price.

Noncontrolling interest was $7.8 million for the nine months ended September 30, 2010 compared to ($3.0) million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the Company had net income attributable to Evercore Partners Inc. and the allocation to non-controlling interests was an allocation of net income.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2010	2009		2010	2009
	(dollars in thousands)
Revenues
Investment Banking Revenue (1)	$101,367	$73,306	38%	$224,794	$192,431	17%
Other Revenue, net (2)	(607)	184	NM	506	32	NM

Net Revenues	100,760	73,490	37%	225,300	192,463	17%

Expenses
Operating Expenses	75,966	51,641	47%	176,645	138,931	27%
Other Expenses	4,570	4,253	7%	14,557	9,142	59%

Total Expenses	80,536	55,894	44%	191,202	148,073	29%

Operating Income (3)	$20,224	$17,596	15%	$34,098	$44,390	(23%)

(1)	Includes reimbursable expenses of $1.8 million and $8.4 million for the three and nine months ended September 30, 2010, respectively, and $1.7 million and $4.3 million for the three and nine months ended September 30, 2009, respectively.
(2)	Includes interest expense on the Senior Notes of $1.0 million and $3.1 million for the three and nine months ended September 30, 2010, respectively, and $1.0 million and $1.7 million for the three and nine months ended September 30, 2009, respectively.
(3)	Includes Noncontrolling interest of ($1.3) million and ($1.9) million for the three and nine months ended September 30, 2010, respectively.

For the three and nine months ended September 30, 2010, the level of North American and Global announced M&A activity was higher than for the three and nine months ended September 30, 2009, as evidenced by the following industry statistics regarding the volume of transactions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$291	$165	$745	$565
Value of North American M&A Deals Completed	$167	$181	$552	$502
Value of Global M&A Deals Announced	$658	$473	$1,727	$1,451
Value of Global M&A Deals Completed	$416	$392	$1,293	$1,195
Evercore Statistics **
Total Number of Clients	85	78	143	126
Investment Banking Clients With Fees of at Least $1 million	15	11	41	29

*	Source: Thomson Financial October 13, 2010
**	Includes revenue generating clients only

As of September 30, 2010 and 2009 our headcount for our Investment Banking segment was as follows:

	As of September 30,
	2010				2009
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total
Senior Managing Directors	34	7	6	47	40
Senior Institutional Equities Professionals	23	—	—	23	—
Professionals	143	29	23	195	150

Total (1)	200	36	29	265	190

(1)	Includes Advisory, IE and PFG.

Investment Banking Results of Operations

Three Months Ended September 30, 2010 versus September 30, 2009

Net Investment Banking Revenues were $100.8 million for the three months ended September 30, 2010 compared to $73.5 million for the three months ended September 30, 2009, which represented an increase of 37%. We earned revenue from 85 clients during the three months ended September 30, 2010, 15 of which exceeded $1.0 million in revenue, compared to 78 clients during the three months ended September 30, 2009, 11 of which exceeded $1.0 million in revenue. The increase in revenues from 2009 reflected the increase in revenue from clients which exceeded $1.0 million as well as the deferral of revenue in the second quarter of 2010, which was recognized in the third quarter of 2010, related to one large restructuring advisory transaction which was subject to court approval at the end of the second quarter.

Operating Expenses were $76.0 million for the three months ended September 30, 2010, as compared to $51.6 million for the three months ended September 30, 2009, an increase of $24.3 million, or 47%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $60.8 million for the three months ended September 30, 2010, as compared to $41.1 million for the three months ended September 30, 2009, an increase of $19.7 million, or 48%. The increase was primarily due to the accrual of higher amounts of discretionary compensation, reflecting higher advisory revenues, as well as compensation costs resulting primarily from the expansion of our new businesses, including IE and PFG, which were not in operation during the three months ended September 30, 2009, as well as increased headcount in our existing business. Non-compensation expenses, as a component of Operating Expenses, were $15.1 million for the three months ended September 30, 2010, as compared to $10.5 million for the three months ended September 30, 2009, an increase of $4.6 million, or 44%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels.

Other Expenses of $4.6 million for the three months ended September 30, 2010 included $4.1 million related to compensation costs associated with unvested LP Units and certain other awards and $0.5 million of intangible asset amortization. Other Expenses of $4.3 million for the three months ended September 30, 2009 included $3.8 million related to compensation costs associated with unvested LP Units and amortization of intangibles of $0.5 million.

Nine Months Ended September 30, 2010 versus September 30, 2009

Net Investment Banking Revenues were $225.3 million for the nine months ended September 30, 2010 compared to $192.5 million for the nine months ended September 30, 2009, which represented an increase of 17%. We earned revenue from 143 clients during the nine months ended September 30, 2010, 41 of which exceeded $1.0 million in revenue, compared to 126 clients during the nine months ended September 30, 2009, 29 of which exceeded $1.0 million in revenue. The increase in revenues from 2009 reflected the increase in revenue from clients which exceeded $1.0 million.

Operating Expenses were $176.6 million for the nine months ended September 30, 2010, as compared to $138.9 million for the nine months ended September 30, 2009, an increase of $37.7 million, or 27%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $130.8 million for the nine months ended September 30, 2010, as compared to $110.0 million for the nine months ended September 30, 2009, an increase of $20.8 million, or 19%. The increase was primarily due to the accrual of higher amounts of discretionary compensation, reflecting higher advisory revenues and compensation costs resulting primarily from the expansion of our new businesses, including IE and PFG, as well as increased headcount in our existing business, offset by the prior’s year impact of sign-on costs incurred in conjunction with the appointment of our President and Chief Executive Officer. Non-compensation expenses, as a component of Operating Expenses, were $45.9 million for the nine months ended September 30, 2010, as compared to $28.9 million for the nine months ended September 30, 2009, an increase of $17.0 million, or 59%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels.

Other Expenses of $14.6 million for the nine months ended September 30, 2010 included $13.2 million related to compensation costs associated with unvested LP Units and certain other awards and $1.4 million of intangible asset amortization. Other Expenses of $9.1 million for the nine months ended September 30, 2009 included $3.8 million related to compensation costs associated with unvested LP Units and certain other awards, Special Charges of $4.0 million and amortization of intangibles of $1.3 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2010	2009		2010	2009
	(dollars in thousands)
Revenues
Management Fees:
Wealth Management	$2,573	$1,144	125%	$6,932	$2,221	212%
Institutional Asset Management	17,035	5,851	191%	33,473	10,167	229%
Private Equity	2,301	2,970	(23%)	6,481	7,122	(9%)

Total Management Fees	21,909	9,965	120%	46,886	19,510	140%

Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,092	625	75%	3,876	(57)	NM
Private Equity	542	(616)	NM	437	(5,107)	NM

Total Realized and Unrealized Gains (Losses)	1,634	9	NM	4,313	(5,164)	NM

HighView	—	—	NM	—	(920)	NM
Equity in EAM Losses (1)	—	—	NM	—	(334)	NM
Equity in Pan Losses	(131)	(189)	31%	(441)	(578)	24%

Investment Management Revenue	23,412	9,785	139%	50,758	12,514	306%
Other Revenue, net (2)	(585)	(79)	(641%)	210	(1,012)	NM

Net Investment Management Revenues	22,827	9,706	135%	50,968	11,502	343%

Expenses
Operating Expenses	24,508	14,275	72%	57,242	41,361	38%
Other Expenses	978	741	32%	2,882	13,727	(79%)

Total Expenses	25,486	15,016	70%	60,124	55,088	9%

Operating Income (Loss) (3)	$(2,659)	$(5,310)	50%	$(9,156)	$(43,586)	79%

(1)	Consolidated April 1, 2009.
(2)	Includes interest expense on the Senior Notes of $0.9 million and $2.6 million for the three and nine months ended September 30, 2010, respectively, and $0.9 million and $4.0 million for the three and nine months ended September 30, 2009, respectively.
(3)	Includes Noncontrolling interest of $0 million and ($0.5) million for the three and nine months ended September 30, 2010, respectively, and ($1.0) million and ($2.6) million for the three and nine months ended September 30, 2009, respectively.

Investment Management Results of Operations

Our Wealth Management business includes the results of our new business, EWM, which commenced operations in the fourth quarter of 2008 and our acquisition of Morse Williams during the second quarter of 2010. EWM manages investment portfolios and implements financial planning strategies for high net-worth individuals. Our Institutional Asset Management business includes the results of ETC and EAM, which were consolidated in the second quarter of 2009 and AS, which was consolidated during the second quarter of 2010. ETC, in conjunction with the acquisition of SFS, focuses on providing specialized investment management, independent fiduciary and trustee services to employee benefit plans of large corporations. In addition, ETC provides personal trustee, executor and custody services for EWM clients. EAM is an institutional money manager specializing in small- and mid-cap value and core U.S. equities. AS provides investment advisory services specializing in large-cap U.S. equities and balanced accounts. Our results for the nine months ended September 30, 2010 include four months of AS’s results, while our results for the nine months ended September 30, 2009 include six and five months of EAM and ETC’s results, respectively. Fee-based revenues from EWM and AS are primarily earned on a percentage of assets under management, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements. Our Investment Management results of operations continue to reflect the start-up nature of these businesses.

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

In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the general partner of ECP II and 100% of Carried Interest in EMCP II. A significant portion of any gains recognized related to ECP II are distributed to certain of our U.S. private equity professionals.

In the event the fund performs poorly we may be obligated to repay certain carried interest previously distributed. As of September 30, 2010, we had $2.7 million of previously received carried interest that may be subject to repayment.

Assets Under Management

Assets under management (“AUM”) for our Investment Management business of $16.6 billion at September 30, 2010, increased from $4.3 billion at December 31, 2009. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets held on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820- Fair Value Measurements and Disclosures, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third party pricing services to determine market or fair value quotes. Wealth Management maintained 46% and 42% of Level I investments and 54% and 58% of Level II investments as of September 30, 2010 and December 31, 2009, respectively, and Institutional Asset Management maintained 92% and 85% of Level I investments and 8% and 15% of Level II investments as of September 30, 2010 and December 31, 2009, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements; notwithstanding, these assets represent primarily Level III investments.

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2009	$1,506	$2,141	$629	$4,276
Inflows	198	264	—	462
Outflows	(28)	(289)	—	(317)
Market Appreciation	24	185	—	209

Balance at March 31, 2010	1,700	2,301	629	4,630
Inflows	364	10,608	—	10,972
Outflows	(36)	(254)	—	(290)
Market Depreciation	(40)	(82)	—	(122)

Balance at June 30, 2010	1,988	12,573	629	15,190
Inflows	224	847	—	1,071
Outflows	(46)	(578)	—	(624)
Market Appreciation	63	865	—	928

Balance at September 30, 2010	$2,229	$13,707	$629	$16,565

AUM increased from December 31, 2009, primarily due to the addition of assets in Institutional Asset Management from our acquisition of AS during the second quarter of 2010, which resulted in the consolidation of $10.2 billion of AUM. Wealth Management increased from December 31, 2009 primarily due to client inflows from the addition of new clients and the acquisition of Morse Williams during the second quarter of 2010.

Three Months Ended September 30, 2010 versus September 30, 2009

Net Investment Management Revenues were $22.8 million for the three months ended September 30, 2010, compared to $9.7 million for the three months ended September 30, 2009. Fees-based revenues earned from the management of client portfolios and other investment advisory services increased 120% from the three months ended September 30, 2009 as a result of the acquisition of new businesses within Institutional Asset Management and Wealth Management, as well as continued growth in AUM. Fee-based revenues included $0.1 million of revenues from performance fees during the three months ended September 30, 2010 compared to $0.01 million for the three months ended September 30, 2009. Realized and Unrealized Gains increased from the prior year primarily resulting from gains on the seed capital managed by EAM and EWM, PCB’s public securities and realized gains in our U.S. private equity fund.

Operating Expenses were $24.5 million for the three months ended September 30, 2010, as compared to $14.3 million for the three months ended September 30, 2009, an increase of $10.2 million, or 72%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $16.5 million for the three months ended September 30, 2010, as compared to $9.6 million for the three months ended September 30, 2009, an increase of $6.9 million, or 72%. Non-compensation expenses, as a component of Operating Expenses, were $8.1 million for the three months ended September 30, 2010, as compared to $4.7 million for the three months ended September 30, 2009, an increase of $3.4 million, or 71%. The increase in Operating Expenses was primarily a result of the full quarter impact of the acquisitions of new businesses added during 2009 and 2010 and costs associated with acquisitions announced during the first quarter of 2010.

Other Expenses of $1.0 million for the three months ended September 30, 2010 included $0.9 million related to compensation costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.1 million. Total Other Expenses of $0.7 million for the three months ended September 30, 2009 included $0.6 million related to compensation costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.1 million.

Nine Months Ended September 30, 2010 versus September 30, 2009

Net Investment Management Revenues were $51.0 million for the nine months ended September 30, 2010, compared to $11.5 million for the nine months ended September 30, 2009. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 140% from the nine months ended September 30, 2009 as a result of the acquisition of new businesses within Institutional Asset Management and Wealth Management, as well as continued growth in AUM. Fee-based revenues included $0.2 million of revenues from performance fees during the nine months ended September 30, 2010 compared to $0.04 million for the nine months ended September 30, 2009. Realized and Unrealized Gains (Losses) increased from the prior year primarily resulting from gains on the seed capital managed by EAM and EWM and realized gains in PCB and in our U.S. private equity fund.

Operating Expenses were $57.2 million for the nine months ended September 30, 2010, as compared to $41.4 million for the nine months ended September 30, 2009, an increase of $15.9 million, or 38%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $37.3 million for the nine months ended September 30, 2010, as compared to $28.4 million for the nine months ended September 30, 2009, an increase of $8.9 million, or 31%. Non-compensation expenses, as a component of Operating Expenses, were $20.0 million for the nine months ended September 30, 2010, as compared to $13.0 million for the nine months ended September 30, 2009, an increase of $7.0 million, or 54%. The increase in Operating Expenses was primarily a result of the acquisition of new businesses added during 2009 and 2010 and costs associated with acquisitions announced during the first quarter of 2010.

Other Expenses of $2.9 million for the nine months ended September 30, 2010 included $2.5 million related to compensation costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.4 million. Total Other Expenses of $13.7 million for the nine months ended September 30, 2009 included $0.6 million related to compensation costs associated with unvested LP Units and certain other awards, Special Charges of $12.2 million, Acquisition and Transition Costs of $0.7 million and amortization of intangibles of $0.2 million.

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

	For the Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Cash (Used In) Provided By
Operating activities:
Net income (loss)	$13,434	$(6,229)
Non-cash charges	48,162	47,039
Other operating activities	(34,427)	(25,127)

Operating activities	27,169	15,683
Investing activities	(7,812)	(7,433)
Financing activities	(57,110)	(8)
Effect of exchange rate changes	(388)	(521)

Net (Decrease) Increase in Cash and Cash Equivalents	(38,141)	7,721
Cash and Cash Equivalents
Beginning of Period	206,682	175,902

End of Period	$168,541	$183,623

Nine Months Ended September 30, 2010. Cash and Cash Equivalents were $168.5 million at September 30, 2010, a decrease of $38.1 million versus Cash and Cash Equivalents of $206.7 million at December 31, 2009. Operating activities resulted in a net inflow of $27.2 million, primarily related to cash earnings and an increase in equity-based and other deferred compensation, offset by the payment of 2009 bonus awards. Cash of $7.8 million was used in investing activities primarily due to cash paid for acquisitions, offset by net proceeds from sales and maturities of Marketable Securities. Financing activities during the period used cash of $57.1 million, primarily for the purchase of treasury stock, as well as distributions to Evercore LP members and payment of dividends.

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

We regularly monitor our liquidity position, including cash, other significant working capital current assets and liabilities, long-term liabilities, lease commitments, principal investment commitments related to our Investment Management business, dividends on Class A common shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which principally is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors which are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally has decreased, thereby reducing the demand for our advisory services among financial services companies seeking such engagements. Our operating results are adversely affected by any such reduction in the number or value of mergers and acquisitions transactions. Restructuring activity generally is counter-cyclical to M&A activity, and revenues related to restructuring have offset much of the decline in M&A revenues. In addition, our Investment Management business may be impacted by reduced equity valuations and our Institutional Asset Management business may generate relatively lower revenue because investment advisory fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the first nine months of 2010, we repurchased 921,193 shares for $24.4 million, concluding the $25.0 million share repurchase program.

In October 2010, our Board of Directors authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During the first nine months of 2010, we repurchased 418,581 shares for $12.5 million related to share deliveries.

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

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of September 30, 2010, we were in compliance with all of these covenants.

During the third quarter of 2010, we had an offering of 2,569,075 shares of class A common stock. We used all of the proceeds from this offering to purchase from certain holders, including members of our senior management, a number of outstanding LP Units that was equal to the number of newly issued shares of Class A common stock sold by us in the offering. Additionally, this purchase resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into in 2006 between us and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for us to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non–Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid–In–Capital increased $32.1 million, $27.3 million and $4.8 million, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2010. For a complete discussion of the Company’s Tax Receivable Agreement, refer to the Company’s Annual Report on Form 10–K for the year ended December 31, 2009. See Contractual Obligations for future payments related to the Tax Receivable Agreement.

We have made certain capital commitments, with respect to our investment activities, which are included in the Contractual Obligations section below.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $8.0 million and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 17 to our unaudited condensed consolidated financial statements.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.2 years and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, are generally in overnight maturities and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s assets under management, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

As of September 30, 2010 and December 31, 2009, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	September 30, 2010		December 31, 2009
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$53,043		$122,618
Securities Purchased Under Agreements to Resell	344,233	$344,439	184,118	$183,957

Total Assets	397,276		306,736
Liabilities
Securities Sold Under Agreements to Repurchase	(397,278)	$(397,063)	(306,894)	$(306,576)

Net Liabilities	$(2)		$(158)

Risk Measures
Value at Risk	$33		$53

Sensitivity to a 100 basis point increase in the interest rate	$(123)		$(149)

Sensitivity to a 100 basis point decrease in the interest rate	$124		$152

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of September 30, 2010, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from the above commitments and contractual obligations.

During the first nine months of 2010, in conjunction with agreements to lease additional office space and our acquisition of AS, our annual base rental payments increased approximately $3.8 million. In conjunction with these leases, we entered into irrevocable letters of credit of approximately $0.6 million.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $10.4 million and $13.7 million as of September 30, 2010 and December 31, 2009, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

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

In addition, during the first nine months of 2010, we entered into contracts which have one to three year terms and aggregate minimum annual payments and cancellation fees of approximately $0.5 million and $0.8 million, respectively.

As a result of the offering of common stock which occurred during the third quarter of 2010, the Amounts Due Pursuant to Tax Receivable Agreements increased to $96.9 million. As of September 30, 2010, we estimated the contractual obligations related to the Tax Receivable Agreements to be $99.5 million. We expect to pay to the counterparties to the Tax Receivable Agreement $2.6 million within one year or less, $13.7 million in one to three years, $16.2 million in three to five years and $67.0 million after five years.

In October 2010, we obtained a 50% interest in G5. See Note 4 of our unaudited condensed consolidated financial statements for further information.

See Note 4 for our commitments related to the earn-out consideration for the acquisitions of AS, Morse Williams, MJC and the key assets of PFG.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EAM and EWM. These funds principally hold readily-marketable investment securities. As of September 30, 2010, the fair value of our investments with EAM and EWM products, based on closing prices, was $7.2 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.7 million for the three months ended September 30, 2010.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.4 million for the three months ended September 30, 2010.

Exchange Rate Risk

We have foreign operations in Mexico and the United Kingdom; their respective functional currencies are the Mexican peso and British pound sterling. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2010, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income and Noncontrolling Interest within the Unaudited Condensed Consolidated Statement of Equity was ($0.3) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

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

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of September 30, 2010 and December 31, 2009, total receivables amounted to $35.9 million and $24.6 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the nine months ended September 30, 2010 and 2009.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of September 30, 2010, we had Marketable Securities of $73.8 million, of which 90% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from A- to AAA and 10% were Seed Capital Investments.

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

Recently Issued Accounting Standards

We did not identify any relevant recent accounting pronouncements during the three months ended September 30, 2010.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None

Issuer Purchases of Equity Securities

2010	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (1)(2)
July 1 to July 31	38,149	$23.84	—	$9,968,426
August 1 to August 31	407,592	24.65	404,209	12
September 1 to September 30	—	—	—	12

Total	445,741	$24.58	404,209	$12

(1)	On May 7, 2008, Evercore’s Board authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or Evercore LP partnership units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. The Company completed this share repurchase program during the third quarter of 2010.
(2)	In October 2010, Evercore’s Board authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2010

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