Form 10-K
period 2010-12-31
Evercore Partners Inc.
filed 2011-03-09
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 001-32975

EVERCORE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 East 52nd Street, New York, New York	10055
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 857-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

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
(do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2010 was approximately $391.2 million, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $23.35 per share and on the par value of the registrant’s Class B common stock, par value $0.01 per share.

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of March 7, 2011, was 20,918,581. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of March 7, 2011 was 48 (excluding 52 shares of Class B common stock held by a subsidiary of the registrant).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Evercore Partners Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2011 annual meeting of stockholders to be held on June 7, 2011 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments thereto or in future press releases or other public statements.

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

Overview

Evercore is one of the leading independent investment banking advisory firms in the world based on the dollar volume of announced worldwide merger and acquisition (“M&A”) transactions on which we have advised since 2000. When we use the term “independent investment banking advisory firm,” we mean an investment banking firm that directly or through its affiliates does not engage in commercial banking or proprietary trading activities. We were founded on the belief that there was an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product financial institutions. We also believed that the broad set of relationships of an independent advisory business would provide the foundation for a differentiated investment management platform. We believe maintaining standards of excellence and integrity in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism and integrity.

We operate around the world from our offices in New York, San Francisco, Boston, Washington D.C., Los Angeles, Houston, London, Mexico City and Monterrey, Mexico and, through our affiliate G5 Holdings S.A. (“G5”), in Rio de Janeiro and São Paulo, Brazil, through two business segments:

•	Investment Banking; and

•	Investment Management.

Our Investment Banking segment includes our Advisory services, through which we provide advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. We also provide restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, we provide our clients with capital markets advice, underwrite securities offerings and raise funds for financial sponsors. Our Investment Banking segment also includes our Institutional Equities services through which we offer equity research and agency-only equity securities trading for institutional investors.

Our Investment Management segment focuses on Institutional Asset Management, through which we manage financial assets for sophisticated institutional investors and provide independent fiduciary services to corporate employee benefit plans, Wealth Management, through which we provide wealth management services for high net-worth individuals and Private Equity, through which we manage private equity funds. Each of these businesses is led by senior investment professionals with extensive experience in their respective fields.

During 2010, we expanded our global Investment Banking presence through the acquisition of a 50% interest in G5, a São Paulo-based independent investment banking boutique and investment management firm. G5’s business includes M&A, restructuring, wealth management and asset management services.

Investment Banking

At December 31, 2010, our Investment Banking segment had 47 Senior Managing Directors—34 in the United States, seven in Mexico and six in Europe—and four Senior Advisors with expertise and client relationships in a wide variety of industry sectors, as well as 20 senior research and sales professionals in Institutional Equities.

In 2010, our Investment Banking segment generated $301.9 million, or 80%, of our revenues, excluding Other Revenue, net, and earned advisory fees from 191 clients.

Advisory

We provide confidential, strategic and tactical advice to both public and private companies, with a particular focus on large, multinational corporations. By virtue of their prominence, size and sophistication, many of our clients are more likely to require expertise relating to larger and more complex situations. We are advising or have advised on numerous noteworthy transactions, including:

• CenturyLink on its merger with Qwest Communications	• sanofi-aventis on its pending acquisition of Genzyme and its joint venture in animal health with Merck

• Burlington Northern Santa Fe on its sale to Berkshire Hathaway	• General Motors on its IPO, its restructuring, including the Delphi restructuring and various other matters

• The Special Committee of the Board of Directors of Affiliated Computer Services on the pending sale to Xerox	• Frontier Communications on its acquisition of access lines from Verizon

• MGM Mirage on its recapitalization	• LyondellBasell on its restructuring

• The Special Committee of Time Warner Cable on its separation from Time Warner	• CIT on its restructuring

• Tyco on its split-up	• Centennial Communications on its sale to AT&T

• E*TRADE Financial on its capital raise from Citadel	• Swiss Re on its investment from Berkshire Hathaway

• Smiths Group on its sale of its Aerospace division to General Electric	• Electronic Data Systems on its sale to Hewlett-Packard

• CVS on its acquisition of Caremark	• AT&T on its acquisition of BellSouth

• SBC on its acquisition of AT&T and on Cingular’s acquisition of AT&T Wireless	• Cendant on its split-up

• Lafarge SA on its pending formation of a 50/50 joint venture in UK building materials businesses with the Tarmac business of Anglo American plc	• Swift Transportation on its IPO, debt issuance and various other matters

Our approach is to work as a trusted senior advisor to top corporate officers and boards of directors, helping them devise strategies for enhancing shareholder value. We believe this relationship-based approach to our Advisory business gives us a competitive advantage in serving a distinct need in the market today. Furthermore, we believe our Advisory services are differentiated from that of our competitors in the following respects:

•

Objective Advice with a Long-Term Perspective. We seek to recommend shareholder value enhancement strategies or other financial strategies that we would pursue ourselves were we acting in management’s capacity. This approach often includes advising our clients against pursuing transactions that we believe do not meet that standard.

•

Transaction Excellence. Since the beginning of 2000, we have advised on over $1.2 trillion of announced transactions, including acquisitions, sale processes, mergers of equals, special committee advisory assignments, recapitalizations and restructurings. We have provided significant advisory services on multiple transactions for AT&T (including its predecessor company, SBC), CVS, General Mills, General Motors and Swiss Re, among others.

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

•

Restructuring. We provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers. Our services may include reviewing and analyzing the business, financial condition and prospects of the company or providing advice on strategic transactions, capital raising or restructurings. We also may provide advisory services to companies that have sought or are planning to seek protection under Chapter 11 of the U.S. Bankruptcy Code or other similar processes in non-U.S. jurisdictions.

•

Capital Markets. We serve as an independent and objective advisor to corporations and financial sponsors on a broad array of financing issues. We have developed an expertise in assisting clients with respect to the entire spectrum of capital structure decisions. In addition, we act as an underwriter in public offerings and private placements of debt and equity securities in the U.S. and internationally.

•

Private Funds. In February 2010, we formed the Private Funds Group (“PFG”) with the addition of key personnel and the acquisition of certain assets from Neuberger Berman. This group is headquartered in London, with personnel in Europe and the United States and advises fund sponsors on all aspects of the fundraising process. We recently announced an intention to expand into Asia.

We strive to earn repeat business from our clients. However, we operate in a highly competitive environment in which there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately negotiated and awarded. To develop new client relationships and to develop new engagements from historical client relationships, we maintain an active dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained new clients each year through our business development initiatives, through recruiting additional senior professionals who bring with them client relationships and through referrals from directors, attorneys and other third parties with whom we have relationships.

Institutional Equities

In June 2010, we received the requisite regulatory approvals and commenced our U.S. Institutional Equities operations. This business distributes equity research and engages in agency-only equity securities trading for institutional investors.

•

Equity Research. Our research analysts perform research to help our clients understand the dynamics that drive the industries and companies under coverage. We seek to differentiate ourselves through originality of perspective, depth of insight and ability to uncover industry trends. Our research analysts cover major industry developments, publish research on industry sectors, provide fundamental, company-specific coverage and identify and evaluate investment opportunities in publicly-traded companies.

•

Institutional Sales and Trading. Our professionals provide equity securities sales and trading services to institutional investors and seek to develop strong relationships with the portfolio managers and traders they serve by working closely with our equity research professionals.

Investment Management

Our Investment Management segment includes Institutional Asset Management, in the United States through Evercore Asset Management L.L.C. (“EAM”), Evercore Trust Company, N.A. (“ETC”) and Atalanta Sosnoff Capital LLC (“Atalanta Sosnoff”), and in Mexico through Protego Casa de Bolsa (“PCB”); Wealth Management, through Evercore Wealth Management (“EWM”) and Evercore Pan-Asset Capital Management (“Pan”); and Private Equity. Our Investment Management business principally manages and invests capital on behalf of third parties, including a broad range of institutional investors such as corporate and public pension funds, endowments, foundations, insurance companies, family offices and high net-worth individuals. Our Investment Management business is led by highly-experienced Portfolio and Client Relationship Managers.

In 2010, our Investment Management segment generated revenue of $77.6 million. As of December 31, 2010, we had $17.4 billion of assets under management (“AUM”) excluding any AUM from our non-consolidated affiliates, of which $14.3 billion was attributable to Institutional Asset Management, $2.5 billion was attributable to Wealth Management and $0.6 billion was attributable to Private Equity clients.

Institutional Asset Management

Within our Institutional Asset Management business, Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products, EAM manages small- and mid-capitalization U.S. public equity investment products, PCB primarily manages Mexican fixed income products and offers fiduciary and trust services and ETC provides specialized investment management, independent fiduciary and trustee services.

We acquired a controlling equity interest in Atalanta Sosnoff in May 2010 and consolidate its financial results in our consolidated financial statements.

Wealth Management

Wealth Management provides services through EWM and Pan. EWM targets clients with more than $5 million in investable assets and offers services such as investment policy creation, asset allocation, customized investment management, manager selection, performance reporting and financial planning. Pan provides asset allocation advisory services and products to high net-worth individuals, charities and endowments, principally in the U.K.

Private Equity

Private Equity manages value-oriented, middle-market private equity funds in both the United States and Mexico. While we do not intend to raise Evercore-sponsored successor funds in the United States or Europe, on February 11, 2010, we announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners (“Trilantic”) and to collaborate on the future growth of Trilantic’s business. We own a minority economic interest in Trilantic and an interest in Trilantic’s current fund, Trilantic Global Fund IV, and have agreed to commit 2.5% of the total capital commitments of Trilantic’s next private equity fund when it is raised, up to $50 million.

Our Strategies for Growth

We intend to continue to grow and diversify our Investment Banking and Investment Management businesses, and to further enhance our profile and competitive position, through the following strategies:

•

Add Highly Qualified Investment Banking Professionals with Industry and Product Expertise. We have taken action in a competitive environment by hiring five new Senior Managing Directors in the last 12 months, thereby enhancing or adding sectors for Evercore, such as metals, mining and materials and real estate. We have also launched Institutional Equities and entered the funds placement business. We intend to continue to recruit high-caliber advisory, funds placement, research and sales and trading professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines we have identified as particularly attractive.

•

Achieve Growth and Improved Profitability in Investment Management and Opportunistically Pursue Inorganic Growth. We are focused on managing our current Investment Management business towards growth and improved profitability. We also continue to evaluate opportunities to expand through financially attractive acquisitions. In particular, we seek to ensure that the Investment Management businesses we acquire are capable of strong, repeatable investment performance and that our transactions are structured in a manner that aligns the interests of each management team with our own. We believe that the current market and competitive environment provide attractive opportunities to grow our Investment Management business. For example, we completed both our Atalanta Sosnoff and Trilantic transactions in the first half of 2010.

•

Expand Into New Geographic Markets. We are expanding into new geographic markets where we believe the business environment will be receptive to the strengths of our Investment Banking and Investment Management business models or where we believe our clients have or may develop a significant presence. Our entry into Mexico and Europe in 2006, as well as the formation of our advisory alliances in Japan and China, represented important steps in this strategy. We are actively seeking to strengthen, expand and deepen these alliances and to enter into new arrangements in additional geographies. We may hire groups of talented professionals or pursue additional strategic acquisitions or alliances with highly-regarded regional or local firms whose cultures and operating principles are similar to ours. We completed our investment in G5, a São Paulo-based independent investment banking boutique and investment management firm, during the fourth quarter of 2010. In addition, we recently announced our intention to expand the activities of our Advisory business to South East Asia.

Results by Segment and Geographic Location

See Note 22 to our consolidated financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.

People

As of December 31, 2010, we employed a total of 610 people. Our senior professionals play a significant role in driving growth and are measured by their productivity either through revenue per Senior Managing Director or other metrics including asset growth for Portfolio and Client Relationship Managers. None of our employees are subject to any collective bargaining agreements, and we believe we have good relations with our employees.

As a leading independent investment banking advisory firm, our core asset is our professional staff, including their intellectual capital and their dedication to providing the highest quality services to our clients. Prior to joining Evercore, many of our Senior Managing Directors, Portfolio and Client Relationship Managers and Senior Research and Sales and Trading Professionals held senior level positions with other leading corporations, financial services firms, or investment firms.

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

We believe our primary competitors in securing advisory, restructuring and capital markets advisory engagements include Bank of America, Barclays, Citigroup, Credit Suisse, Goldman Sachs, JPMorgan Chase, Lazard, Morgan Stanley, UBS and other large investment banking firms, as well as investment banking boutiques such as Blackstone, Centerview, Greenhill, Moelis and Perella Weinberg, among others. Our Institutional Equities business is subject to competition from investment banks and other large and small financial institutions who offer similar services.

We believe that we face a range of competitors in our Investment Management business, with numerous other firms providing competitive services in each of our sectors. In our Institutional Asset Management sector, each of Atalanta Sosnoff, EAM, ETC and PCB face substantial competition from a large number of asset management and trust companies, many of which are larger, more established firms with greater brand name recognition and more extensive client networks and product offerings. Our Wealth Management sector competes with domestic and global private banks, regional broker-dealers, independent broker-dealers, registered investment advisors, commercial banks, trust companies and other financial services firms offering wealth management services to U.S. clients, many of which have substantially greater resources and offer a broader range of services. In our Private Equity sector, our competition includes private equity funds of all sizes, and we expect to face competition both for our private equity funds and, in Mexico, in making acquisitions of portfolio companies.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Regulation

United States

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our shareholders or creditors. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. (“EGL”), a wholly-owned subsidiary of ours through which we conduct our investment banking business, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), and is registered as a broker-dealer in all 50 states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. State securities regulators also have regulatory or oversight authority over EGL. In addition, as a result of regulatory initiatives adopted in 2010, EGL has recently become subject to regulation by the Municipal Securities Rulemaking Board (the “MSRB”) with respect to certain activities of PFG.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our broker-dealer subsidiary is also subject to regulations, including the USA PATRIOT Act of 2001, which impose obligations regarding the prevention and detection of money- laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.

Three of our affiliates, EWM, EAM and Atalanta Sosnoff, are registered as investment advisors with the SEC. In addition, as a result of recent regulatory initiatives, we expect that Evercore Advisors L.L.C., as investment advisor to Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”), will become subject to the Investment Advisers Act of 1940 and will be required to register with the SEC as an investment advisor. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions. EWM is also an investment advisor to the Wall Street Fund, a registered investment company, which subjects EWM to additional regulations under the Investment Company Act of 1940 (the “1940 Act”). ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System.

Mexico

PCB is authorized by the Mexican Ministry of Finance to act as a broker-dealer and financial advisor in accordance with the Mexican Securities Market Law. PCB is subject to regulation and oversight by the Mexican Ministry of Finance and the Mexican National Banking and Securities Commission, including the maintenance of minimum capital requirements. In addition, the Mexican Broker Dealer Association, a self-regulatory organization that is subject to oversight by the Mexican National Banking and Securities Commission, adopts and enforces rules governing the conduct, and examines the activities of, its member broker-dealers, including PCB. Since August 2009, PCB has been authorized by the Mexican National Banking and Securities Commission to act as a trustee and to operate in the equity markets.

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

Anti-Money laundering. The U.K. Money Laundering Regulations 2007 came into force on December 15, 2007. The regulations, which implement the Third EU Money Laundering Directive, require firms to have procedures in place to prevent money laundering and to take a risk-based approach to focus the efforts where they are most needed. This approach includes client due diligence, monitoring, staff training and awareness. Failure to maintain the necessary procedures is a criminal offense. The Proceeds of Crime Act 2002 also contains a number of offenses in relation to money laundering.

Regulatory Framework in the European Union. Evercore Europe has obtained the appropriate European investment services passport rights to provide cross-border services into a number of other members of the European Economic Area, which we refer to as the EEA. This “passport” derives from the pan-European regime established by the EU Markets in Financial Instruments Directive (“MiFID”), which regulates the provision of investment services and activities throughout the EEA. MiFID provides investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as “host member states”) on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This practice is known as “passporting”. MiFID was required to be implemented across the EEA on November 1, 2007. MiFID made substantial and important changes to the way in which our business is conducted across the EEA. These include, among others, an extension to the scope of the “passport” but also clarification that the conduct of business rules of a host member state are not to apply to a firm providing services within its territory on a cross-border basis (host member state conduct of business rules will apply to branches). Evercore Europe has implemented MiFID, and we believe our business is now compliant with the requirements of MiFID.

Hong Kong

In Hong Kong, the Securities and Futures Commission (“SFC”) regulates our subsidiary, Evercore Asia Limited. The compliance requirements of the SFC include, among other things, net capital requirements and stockholders’ equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with Evercore Asia Limited, and require the registration of such persons.

General

Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by financial authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

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

Risks Related to Our Business

Difficult market conditions may adversely affect our business in many ways, including reducing the volume of the transactions involving our Investment Banking business and reducing the value of the assets we manage in our Investment Management businesses, which, in each case, may materially reduce our revenue or income.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Global financial markets and economic conditions are negatively impacted by many factors beyond our control, including inability to access credit markets, rising interest rates or inflation, terrorism or political uncertainty. Financial market and economic conditions have been volatile in the last several years, and challenging conditions have persisted. A continuation of these conditions could reduce the demand for our services and present new challenges. Revenue generated by our Investment Banking business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market and economic conditions, our operating results may be adversely affected by a decrease in the volume and value of M&A transactions and increasing price competition among financial services companies seeking advisory engagements. It also may lead to a reduction in revenues from our trading, underwriting and placement agent activities.

In the event of a market or general economic downturn, our Institutional Asset and Wealth Management businesses would also be expected to generate lower revenue because the management fees we receive are typically based on the market value of the securities that comprise the assets we manage. In addition, due to uncertainty or volatility in the market or in response to difficult market conditions, clients may withdraw funds from these businesses in favor of investments they perceive as offering greater opportunity or lower risk. Difficult market conditions can also materially adversely affect our ability to launch new products or offer new services in our Institutional Asset or Wealth Management businesses, which could negatively affect our ability to increase AUM. In each case, management fees based on AUM would be negatively affected. Moreover, difficult market conditions may negatively impact the private equity funds that we manage by further reducing valuations and curtailing opportunities to exit and realize value from their investments.

Our profitability may also be adversely affected by our fixed costs and costs associated with new or expanded lines of business and the possibility that we would be unable to scale back these costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

We depend on our senior professionals, including our executive officers, and the loss of their services could have a material adverse effect on us.

Our senior leadership team’s reputations and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking business is dependent on our senior Investment Banking professionals and on a small number of senior research analysts, traders and executives. In addition, Atalanta Sosnoff, EWM, ETC and EAM, are dependent on a small number of senior portfolio managers and executives. Further, the operations and performance of G5 and Pan are dependent on a small number of senior executives. Our professionals possess substantial experience and expertise and strong client relationships. The loss of these personnel could jeopardize our relationships with clients and result in the loss of client engagements and revenues.

We have experienced growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our future growth will depend, among other things, on our ability to successfully identify practice groups and individuals to join our firm. It may take more than one year for us to determine whether new advisory professionals will be profitable or effective. Typically, we hire new Senior Managing Directors and other seasoned advisory professionals in the middle of a calendar year, but the new hires do not begin to generate significant revenue until the following calendar year. During that time, we may incur significant expenses and expend significant time and resources on training, integration and business development. If we are unable to hire and retain profitable professionals, we will not be able to implement our growth strategy and our financial results may be materially adversely affected.

We expect our growth to continue, including in our new lines of business, which could place additional demands on our resources and increase our expenses. For example, even when we only partner, enter into strategic alliances or take minority stakes in other businesses, we are often required to commit additional resources to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion. We cannot provide assurance that our financial controls, the level of knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our expanding operations effectively. Any failure to do so could adversely affect our ability to pursue our growth strategy, generate revenue and control expenses.

If we are unable to consummate additional acquisitions or joint ventures on attractive terms, we may not be able to implement our growth strategy successfully.

Our growth strategy is based, in part, on expanding our various businesses through additional acquisitions, entering into joint ventures and strategic alliances, and internally developing new opportunities that are complementary to our existing businesses and where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things:

•	the availability of suitable opportunities and capital resources to effect our strategy;

•	the level of competition from other companies that may have greater financial resources than we do or may not require the same level of disclosure of these activities;

•	our ability to value acquisition and investment candidates accurately and negotiate acceptable terms for those acquisitions and investments; and

•	our ability to identify and enter into mutually beneficial relationships with joint venture partners.

Acquiring the equity of an existing business or substantially all of the assets of a company may expose us to liability for actions taken by an acquired business and its management before the acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our operating results, financial condition and liquidity.

If we are not successful in implementing our growth strategy, our business and results and the market price for our Class A common stock may be adversely affected.

Our inability to develop, integrate and manage recently added capabilities, joint ventures, alliances and acquired businesses successfully could have adverse consequences to our business.

The processes involved in integrating acquired businesses, providing a platform for new businesses and partnering with other firms may be disruptive to our business and may cause an interruption or reduction of our business as a result of the following factors, among others:

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

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we expect to result from our acquisitions and other growth initiatives. In addition, acquisitions, start-ups and internally developed initiatives generally result in increased operating and administrative costs as the necessary infrastructure, IT and legal and compliance systems, controls and personnel are put in place.

Even if we are able to integrate the operations of acquired businesses into our operations or successfully launch start-up businesses, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of approving the transaction. Our analyses of the benefits and costs of expanding our businesses necessarily involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer engagements and relationships, operating costs and competitive factors, many of which are beyond our control and may not materialize. While we believe our analyses and their underlying assumptions to be reasonable, they are estimates that are necessarily speculative in nature. In addition, new regulatory requirements and conflicts may reduce the synergies that we expect to result from our growth initiatives. Even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to personnel, systems and activities that are not under our direct and sole control, and conflicts and disagreements between us and our joint venture partners may negatively impact our business.

Our inability to develop, integrate and manage acquired companies, joint venture or other strategic relationships and growth initiatives successfully, and the costs associated with those efforts, could have material adverse short- and long-term effects on our operating results, financial condition and liquidity.

Our revenue and profits are highly volatile, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.

Our revenue and profits are highly volatile. We generally derive Investment Banking revenue from a limited number of engagements that generate significant fees at key transaction milestones, such as closing, and the timing of these milestones is outside of our control. As a result, our financial results will likely fluctuate from quarter to quarter based on the timing of when those fees are earned. It may be difficult for us to achieve steady earnings growth on a quarterly basis, which could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.

We earn a majority of our revenue from advisory engagements, and, in many cases, we are not paid until the successful consummation of the underlying M&A transaction or restructuring. As a result, our Investment Banking revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, we often do not receive any advisory fees other than the reimbursement of certain out-of-pocket expenses, despite the fact that we have devoted considerable resources to these transactions.

In Institutional Asset Management and Wealth Management, our revenue includes management fees from funds we manage. These revenues are dependent upon the amount of AUM, which can decline as a result of market depreciation, withdrawals or otherwise, as well as the performance of the funds. The timing of flows, contributions and withdrawals are often out of our control, can occur on short notice, and may be inconsistent from quarter to quarter. See “—The amount and mix of our AUM are subject to significant fluctuations.” In addition, a portion of our Institutional Asset Management revenue is derived from performance fees, which vary depending on the performance of the investments we select for the funds and clients we manage, which could cause our revenue and profits to fluctuate. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce AUM and asset management revenues.

In Private Equity, we record revenue from performance fees, or carried interest, when the returns on the private equity funds’ investments exceed certain minimum thresholds. In addition, if a fund performs poorly, we may be obligated to reverse previously recorded performance fee revenue under “claw-back” provisions. Our Private Equity revenue also includes our allocable share, based on our investments in the funds managed by our Private Equity business, of unrealized (“mark-to-market”) as well as realized gains and losses reported by such funds. As a result, because the investment returns of our Private Equity funds are uncertain and difficult to predict, the revenue we derive from our Private Equity business can be volatile from quarter to quarter and year to year. Management fees are contractually based and are derived from Investment Management services provided in originating, recommending and consummating investment opportunities to private equity funds. Management fees are typically paid based on committed capital during the private equity funds’ investment period, and on invested capital thereafter. These management fees are dependent on the Company’s ability to raise new funds and committed capital. The management fees for Evercore Capital Partners L.P. and its affiliated entities (“ECP I”) were terminated pursuant to an amendment to the ECP I Partnership Agreement. ECP II is not expected to make any additional investments.

Our failure to deal appropriately with conflicts of interest could damage our reputation and materially adversely affect our business.

As we have expanded the scope of our businesses and client base, we increasingly confront actual and potential conflicts of interest relating to our Investment Banking (including Institutional Equities) and Investment Management businesses. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.

Policies, controls and procedures that we may be required to implement to address additional regulatory requirements, including as a result of our Institutional Equities business and expansion into underwriting activities, or to mitigate actual or potential conflicts of interest, may result in increased costs, including for additional personnel and infrastructure and IT improvements, as well as limit our activities and reduce the positive synergies that we seek to cultivate across our businesses.

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

There have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. For example, our Investment Banking business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our Investment Management business and our authority over the assets managed by our Investment Management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business would be adversely affected.

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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against M&A financial advisors has been increasing. Our M&A advisory activities may subject us to the risk of significant legal liability to our clients and third parties, including our clients’ stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In addition, a portion of our M&A advisory fees are obtained from restructuring clients, and often these clients do not have sufficient resources to indemnify us for costs and expenses associated with third-party subpoenas and, to the extent claims are not barred as part of the reorganization process, direct claims. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. As a result, we may incur significant legal expenses in defending against litigation. In our Investment Management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liability or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or legal expenses incurred in defending against litigation could materially adversely affect our business, financial condition, operating results or liquidity or cause significant reputational harm to us, which could seriously harm our business.

Extensive and evolving regulation of our businesses exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and limits on our ability to engage in certain activities.

The financial services industry is subject to extensive regulation. Our Investment Banking and Investment Management businesses are subject to regulation in the United States, including by the SEC, OCC, FINRA and the MSRB. In Mexico, our business is regulated by the Mexican Ministry of Finance and the Mexican National Banking and Securities Commission, our European business is subject to regulation by the FSA in the United Kingdom and our Hong Kong business is subject to regulation by the Hong Kong SFC. In addition, three of our affiliates are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940, and we are an advisor to a registered investment company subject to the 1940 Act. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions. Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as an investment adviser or broker-dealer. Our businesses are subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations. In addition, adverse regulatory scrutiny of any of our strategic partners could have a material adverse effect on our business and reputation.

Over the last several years, global financial markets have experienced extraordinary disruption and volatility, and highly-publicized financial scandals and alleged improprieties by financial market participants have led to concerns about the integrity of the U.S. financial markets. As a result, various U.S. and foreign government agencies and regulatory bodies have taken, and may take further, actions to expand laws, rules, regulations and standards that may be applicable to our activities. Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions. For example, certain public pension funds will not invest in funds where a placement agent or other solicitor was involved.

Our Business is Subject to Various Operational Risks.

We face various operational risks related to our businesses on a day-to-day basis, particularly in our Institutional Equities and Institutional Asset Management and Wealth Management businesses in which we must consistently and reliably obtain securities pricing information, process client transactions and provide reports and other customer service to our clients. Any failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. Our financial, accounting, compliance, trading or other data processing systems, including the systems of third parties on whom we rely, may not operate properly or may become disabled, including for reasons beyond our control. In that event, or if there are shortcomings or failures in our internal processes, people or systems, or the processes, people or systems of third parties on whom we rely, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

In addition, if we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other man-made or natural disaster, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, telecommunications, transaction processing and other related systems and operations as well as those of third parties on whom we rely. Such events could lead us to experience operational challenges, and our inability to successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including the $120.0 million principal amount of senior unsecured notes issued to Mizuho Corporate Bank, Ltd. (“Mizuho”) due 2020 with a 5.20% coupon (the “Senior Notes”). If our cash flows and capital resources are insufficient to fund our debt service obligations and our contingent obligations to fund our redeemable noncontrolling interest, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes and other contractual commitments.

We may not be able to attract and retain high quality, experienced professionals.

We anticipate that it will be necessary for us to add financial professionals as we pursue our growth strategy, including continuing to expand our new lines of business. Due to the start-up nature of many of our businesses and competition from other firms, we may face difficulties in recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities.

Risks Related to Our Investment Banking Business

A majority of our revenue is derived from advisory assignments for Investment Banking clients, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in these engagements could have a material adverse effect on our financial condition and operating results.

We historically have earned a substantial portion of our revenue from Investment Banking fees paid to us by our Investment Banking clients. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Investment Banking services accounted for 80%, 93% and 96% of Net Revenues in 2010, 2009 and 2008, respectively. We expect that we will continue to rely on Investment Banking fees for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking engagements or the market for Investment Banking services would adversely affect our business.

In addition, our Investment Banking business operates in a highly-competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately solicited, awarded and negotiated. In addition, many businesses do not routinely engage in transactions requiring our services. As a consequence, our fee-paying engagements with many clients are not likely to be predictable and high levels of revenue in one quarter are not necessarily predictive of continued high levels of revenue in future periods. We also lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. As a result, our advisory fees could decline materially due to such changes in the volume, nature and scope of our engagements.

A high percentage of our net revenue is derived from a small number of Investment Banking clients, and the termination of any one advisory engagement could reduce our revenue and harm our operating results.

Each year, we advise a limited number of Investment Banking clients. Our top five Investment Banking clients accounted for 21%, 44% and 21% of Net Revenues in 2010, 2009 and 2008, respectively. The composition of the group comprising our largest Investment Banking clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our Investment Banking Revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed. For the year ended December 31, 2009, two clients accounted for more than 10% of the Company’s consolidated Net Revenues. No clients accounted for more than 10% of our Net Revenues for the years ended December 31, 2010 and 2008.

We face strong competition from other financial advisory firms, many of which have the ability to offer clients a wider range of products and services than we can offer, which could cause us to fail to win advisory mandates and subject us to pricing pressures that could materially adversely affect our revenue and profitability.

The financial advisory industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our employees, transaction execution, our products and services, innovation and reputation, and price. We have experienced intense competition over obtaining advisory mandates in recent years, and we may experience pricing pressures in our Investment Banking business in the future as some of our competitors seek to obtain increased market share by reducing fees.

Our Institutional Equities business’ reliance on non-affiliated third-party service providers subjects us to operational risks.

Our Institutional Equities business has entered into service agreements with third-party service providers for client order management and the execution and settlement of client securities transactions. Our business faces the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other intermediaries we use to facilitate our securities transactions. Our senior management and officers oversee and manage these relationships. Poor oversight and control or inferior performance or service on the part of the service provider could result in loss of customers and violations of applicable rules and regulations. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk.

Underwriting and trading activities expose us to risks.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In addition, through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance-sheet credit risk. Financial instruments may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms. We seek to manage the risks associated with customer trading activities through customer screening and trading procedures.

Risks Relating to Our Investment Management Business

The Investment Management business is intensely competitive.

The Investment Management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, innovation, product mix and offerings, distribution relationships, fees charged, brand recognition and business reputation.

Our Investment Management business competes with a wide range of other investment management providers, including asset management firms and broker-dealers, mutual funds and hedge fund complexes, commercial banks, insurance companies, private equity and venture capital firms and other financial institutions. A number of factors serve to increase our competitive risks:

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

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us; and

•	certain of our investment management businesses are newly established and relatively small

This competitive pressure could adversely affect our ability to make successful investments, retain our personnel and increase AUM, any of which would adversely impact our revenue and earnings.

The amount and mix of our AUM are subject to significant fluctuations.

The revenues and profitability of our Asset Management and Wealth Management businesses are derived from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and may cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, and other factors that are difficult to predict affect the mix, market values and levels of our AUM. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our AUM to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our AUM and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as in the U.S. we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage.

If the investments we make on behalf of our funds and clients perform poorly, we will suffer a decline in our investment management revenue and earnings and our ability to raise capital from clients or for future funds may be adversely affected.

Revenue from our Institutional Asset Management and Wealth Management businesses is derived from fees earned for our management of client assets, generally based on the market value of AUM. Poor investment performance by these businesses, on an absolute basis or as compared to third-party benchmarks or competitors, could stimulate higher redemptions, thereby lowering AUM and reducing the fees we earn, even in periods when securities prices are rising generally. In addition, if the investments we make on behalf of our funds and clients perform poorly, it may be more difficult for us to attract new investors, launch new products or offer new services in our Institutional Asset or Wealth Management businesses. In our Private Equity business, our revenues include management fees based on committed or invested capital and performance fees. If our private equity investments perform poorly, whether on a realized or unrealized basis, our revenues and earnings will suffer. Poor performance by our private equity investments may also make it more difficult for us to raise any new funds in the future, may result in such fundraising taking longer to complete than anticipated or may prevent us from raising such funds. In addition, to the extent that, over the life of the funds, we have received an amount of carried interest that exceeds a specified percentage of distributions made to the third-party investors in our funds, we may be obligated to repay the amount of this excess to the third-party investors.

Our Investment Management business’ reliance on non-affiliated third-party service providers subjects the Company to operational risks.

We have entered into services agreements with third-party service providers for custodial services and trust and investment administration processing and reporting services. Our officers oversee and manage these relationships; however, poor oversight and control on our part or inferior performance or service on the part of the service providers could result in loss of customers, violation of applicable rules and regulations, including, but not limited to, privacy and anti-money laundering laws and otherwise adversely affect our business and operations.

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

If we fail to comply with any of the OCC Agreements, we could become subject to civil money penalties, regulatory enforcement actions, payment of damages and, if the OCC deems it likely that we are unable to fulfill our obligations or breach the OCC Agreements, a forced disposition of ETC. The occurrence of any of these events or the disclosure that these events are probable or under consideration may cause reputational harm and erosion of client trust, due to a perception that we are unable to comply with applicable regulatory requirements, unable to successfully launch new initiatives and businesses, or that our reputation for integrity and high-caliber professional services is no longer valid, any of which could adversely affect our business and operations.

The due diligence process that we undertake in connection with private equity investments may not reveal all facts that may be relevant in connection with an investment.

Before Evercore Mexico Capital Partners II (“EMCP II”) makes an investment, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

Valuation methodologies for certain assets in our private equity funds can be subject to significant subjectivity, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

We have made principal investments in ECP II, EMCP II, Discovery Americas I L.P., CITIC Securities International Partners, LTD and a private equity fund managed by Trilantic. These funds generally invest in relatively high-risk, illiquid assets. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of investments in our funds. The value of the investments of our funds is determined periodically by us based on applicable accounting principles generally accepted in the United States of America (“U.S. GAAP”) using fair value methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments, and therefore ultimate realized results related to the investment may vary materially from the values based on such assumptions or estimates. In addition, because some of the illiquid investments held by our funds are or may in the future be in industries or sectors which are unstable, in distress or undergoing some uncertainty, such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

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

In 2010, we earned 23% of our Total Revenues, excluding Other Revenue, from clients and private equity funds located outside of the United States. We intend to grow our non-U.S. business, and this growth is critical to our overall success. In addition, many of our larger clients for our Investment Banking business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Moreover, given the challenges the U.S. economy has faced, we expect a significant number of non-U.S. entities will play a greater role in the U.S. M&A market.

Fluctuations in foreign currency exchange rates could adversely affect our results of operations.

Because our financial statements are denominated in U.S. dollars and we receive a portion of our net revenue from continuing operations in other currencies, predominantly in Mexican pesos, Euros, British pounds, Brazilian real and Hong Kong dollars, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results.

Adverse economic conditions in Mexico may result in a decrease in Protego’s revenue.

Protego is a Mexican company, with all of its assets located in Mexico and most of its revenue derived from operations in Mexico. As a financial services firm, Protego’s businesses are materially affected by Mexico’s financial markets and economic conditions. For example, for our PCB business, a lack of liquidity in Mexican government bonds could have a material adverse effect on PCB’s business. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. Mexico has had, and may continue to have, high real and nominal interest rates.

Because revenue generated by Protego’s Investment Banking business is directly related to the volume and value of the transactions in which it is involved, during periods of unfavorable market or economic conditions in Mexico, the volume and value of mergers and acquisitions and other types of transactions may decrease, thereby reducing the demand for Protego’s Investment Banking services and increasing price competition among financial services companies seeking such engagements. Protego’s results of operations would be adversely affected by any such reduction in the volume or value of these and similar advisory transactions.

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

In addition, Protego derives a significant portion of its revenue from advisory contracts with state and local governments in Mexico. The term limit system in Mexico may prevent Protego from maintaining relationships with the same clients in the same political positions beyond these periods. After an election takes place, there is no guarantee that Protego will be able to remain as advisors of the new government, even if the new administration is of the same political party as the previous one.

The cost of compliance with international employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally.

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

Risks Related to Our Organizational Structure

We are required to pay some of our Senior Managing Directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received in connection with exchanges of Evercore LP partnership units (“LP Units”) for shares and related transactions.

As of December 31, 2010, there were 9,781,269 vested and 4,525,482 unvested LP Units held by some of our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

We have entered into a tax receivable agreement with some of our Senior Managing Directors that provides for the payment by us to these Senior Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Evercore LP attributable to our interest in Evercore LP, during the expected term of the tax receivable agreement, the payments that we may make to our Senior Managing Directors could be substantial.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, Senior Managing Directors who receive payments will not reimburse us for any payments that may previously have been made under the tax receivable agreement. As a result, in certain circumstances we could make payments to some of the Senior Managing Directors under the tax receivable agreement in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

If Evercore Partners Inc. were deemed an “investment company” under the 1940 Act as a result of its ownership of Evercore LP, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

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

Risks Related to Our Class A Common Stock

Our Senior Managing Directors control a significant portion of the voting power in Evercore Partners Inc., which may give rise to conflicts of interests.

Our Senior Managing Directors own shares of our Class A common stock and our Class B common stock. Our certificate of incorporation provides that the holders of the shares of our Class B common stock are entitled to a number of votes that is determined pursuant to a formula that relates to the number of LP Units held by such holders. Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit in Evercore LP held by such holder. Our Senior Managing Directors, and certain trusts benefiting their families, collectively have 38% of the voting power in Evercore Partners Inc. As a result, our Senior Managing Directors have the ability to exercise significant influence over the election of the members of our board of directors and, therefore, significant influence over our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to exercise significant influence over the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and can preclude any unsolicited acquisition of our company. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

At December 31, 2010, we had a total of 19,983,646 shares of our Class A common stock outstanding, of which 2,080,980 shares were restricted and become available for sale beginning in August 2011. In addition, our Senior Managing Directors own an aggregate of 14,306,751 partnership units in Evercore LP, of which 9,781,269 partnership units were fully vested and 4,525,482 partnership units were unvested. Our amended and restated certificate of incorporation allows the exchange of partnership units in Evercore LP (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions. Also, as of December 31, 2010, 7,717,804 restricted stock units (“RSUs”) issued pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan were outstanding. Of these RSUs, 2,173,308 were fully vested and 5,544,496 were unvested.

During the first quarter of 2011, as part of the 2010 bonus awards, we granted to certain employees approximately 1.4 million unvested RSUs pursuant to the 2006 Plan.

Some of our Senior Managing Directors are parties to registration rights agreements with us. Under these agreements, these persons have the ability to cause us to register the shares of our Class A common stock they could acquire.

The market price of our Class A common stock may be volatile, which could cause the value of our Class A common stock to decline.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.

Anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our certificate of incorporation and by-laws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of 2010 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Our principal executive offices are located in leased office space at 55 East 52nd Street, New York, New York, at Blvd. Manuel A. Camacho 36-22, Col. Lomas de Chapultepec in Mexico City, Mexico and at 10 Hill Street in London, U.K. We do not own any real property.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Evercore Class A Common Stock

Our Class A common stock is listed on the NYSE and is traded under the symbol “EVR.” At the close of business on March 7, 2011, there were 21 Class A common stockholders of record.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock, as reported on the NYSE:

	2010		2009
	High	Low	High	Low
First Quarter	$34.42	$27.34	$16.95	$9.56
Second Quarter	$38.23	$23.15	$20.88	$14.26
Third Quarter	$30.00	$21.02	$30.21	$17.63
Fourth Quarter	$35.05	$27.07	$35.62	$27.43

There is no trading market for the Evercore Partners Inc. Class B common stock. As of March 7, 2011, there were 48 holders of record of the Class B common stock.

Dividend Policy

The Company paid quarterly cash dividends of $0.18 per share of Class A common stock for the quarter ended December 31, 2010, $0.15 per share for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, and $0.12 per share of Class A common stock for the quarters ended September 30, 2009, June 30, 2009, March 31, 2009.

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

Recent Sales of Unregistered Securities

None

Share Repurchases for the period October 1, 2010 through December 31, 2010

2010	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program(2)
October 1 to October 31	893	$28.33	—	$85,000,000
November 1 to November 30	12,481	30.66	—	85,000,000
December 1 to December 31	4,113	29.88	—	85,000,000

Total	17,487	$30.35	—	$85,000,000

(1)	These reflect treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2)	In October 2010, Evercore’s Board authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.” During 2010, certain balances for prior periods were reclassified to conform to their current presentation.

	Consolidated					Combined
	2010	2009	2008	2007	For the Period August 10, 2006 through December 31, 2006	For the Period January 1, 2006 through August 9, 2006
	SUCCESSOR	SUCCESSOR	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
REVENUES
Investment Banking Revenue	$301,931	$293,311	$181,608	$295,751	$87,659	$96,122
Investment Management Revenue	77,579	23,269	9,811	20,158	6,591	16,860
Other Revenue	22,228	22,234	33,885	24,141	8,622	643

TOTAL REVENUES	401,738	338,814	225,304	340,050	102,872	113,625
Interest Expense	22,841	24,269	30,278	18,451	6,794	1,706

NET REVENUES	378,897	314,545	195,026	321,599	96,078	111,919

EXPENSES
Operating Expenses(a)	321,498	260,928	188,975	235,502	63,268	43,594
Other Expenses	23,157	32,433	15,064	141,032	7,003	—

TOTAL EXPENSES	344,655	293,361	204,039	376,534	70,271	43,594

INCOME (LOSS) BEFORE INCOME (LOSS) FROM EQUITY METHOD INVESTMENTS AND INCOME TAXES	34,242	21,184	(9,013)	(54,935)	25,807	68,325
Income (Loss) from Equity Method Investments	(557)	(1,406)	(371)	—	—	—

INCOME (LOSS) BEFORE INCOME TAXES	33,685	19,778	(9,384)	(54,935)	25,807	68,325
Provision for Income Taxes(b)	15,880	19,532	179	12,401	6,030	2,368

NET INCOME (LOSS)	17,805	246	(9,563)	(67,336)	19,777	65,957
Net Income (Loss) Attributable to Noncontrolling Interest	8,851	1,816	(4,850)	(32,841)	15,991	6

NET INCOME (LOSS) ATTRIBUTABLE TO EVERCORE PARTNERS INC.	$8,954	$(1,570)	$(4,713)	$(34,495)	$3,786	$65,951

Dividends Declared per Share	$0.63	$0.51	$0.48	$0.41	$—	N/A

Net Income (Loss) per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.39	$(0.10)	$(0.36)	$(3.38)	$0.76	N/A

STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$898,085	$891,160	$738,940	$689,096	$301,503	N/A
Long-term Liabilities	$218,465	$179,113	$141,980	$50,205	$914	N/A
Total Long-term Debt	$98,082	$96,618	$95,263	$—	$—	N/A
Total Liabilities	$505,438	$595,404	$507,355	$469,781	$152,108	N/A
Noncontrolling Interest	$91,948	$29,361	$15,978	$46,699	$36,294	N/A
Total Equity	$367,241	$295,756	$231,585	$219,315	$149,395	N/A

(a)	Prior to our August 2006 IPO, payments for services rendered by our Senior Managing Directors were accounted for as distributions of members’ capital rather than as compensation expense.

(b)	Prior to our August 2006 IPO, our income was not subject to U.S. federal and state income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Evercore Partners Inc.’s consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Key Financial Measures

Revenue

Total revenues reflect revenues from our Investment Banking (formerly called Advisory) and Investment Management business segments that include transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense related to repurchase agreements, senior notes and other borrowings.

Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters, and during 2010, as a result of the expansion of our Investment Banking business we also earn fees from underwriting and private fund placement activities, as well as commissions from our agency trading activities. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue comes from advisory fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court. Underwriting revenues are recognized when the offering has been deemed to be completed, placement fees are recognized at the time of the client’s acceptance of capital or capital commitments and commissions are recorded on a trade-date basis.

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

We operate in a highly competitive environment and each revenue-generating engagement is separately awarded and negotiated. Our list of clients, including our list of clients with whom there is a currently active revenue-generating engagement, changes continually. We gain new clients through our business development initiatives, through recruiting additional senior investment banking professionals, and through referrals from executives, directors, attorneys and other parties with whom we have relationships. We may also lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

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

Management fees for third party clients generally represent a percentage of AUM. Fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement, are individually negotiated. Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Performance fees from private equity funds are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to “claw-back” provisions. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.

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

Other Revenue and Interest Expense. Other Revenue and Interest Expense is derived primarily from investing customer funds in financing transactions. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Other Revenue and Interest Expense also includes interest expense associated with the Senior Notes, as well as income earned on marketable securities, cash and cash equivalents and assets segregated for regulatory purposes.

Operating Expenses

Employee Compensation and Benefits Expense. We include all payments for services rendered by our employees, as well as profits interests in our businesses that have been accounted for as compensation, in employee compensation and benefits expense.

We maintain compensation programs, including base salary, cash, deferred cash and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel, and it reflects the impact of newly-hired senior professionals, including related grants of equity awards which are generally valued at their grant date.

Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts. In our advisory businesses, these hires generally do not begin to generate significant revenue in the year they are hired.

Our annual compensation program includes stock-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which generally occurs in the first quarter of each year; accordingly, the expense is amortized over the vesting period.

Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information services, depreciation and amortization, acquisition and transition costs and other operating expenses. We refer to all of these expenses as non-compensation expenses.

Other Expenses

Other Expenses include compensation costs associated with the modification of unvested LP Units and certain other awards, Acquisition and Transition Costs incurred in connection with the consummation of our acquisition of Bank of America’s Special Fiduciary Services Division (“SFS”) in 2009 and the formation of ETC, special charges and amortization of intangibles associated with certain acquisitions.

Provision for Income Taxes

We account for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities.

Noncontrolling Interest

We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors, their estate planning vehicles and Trilantic in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 1 to our consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP. Prior to the Company’s stock offering and purchase of a portion of the noncontrolling interest in Evercore LP in the third quarter of 2009, Evercore Partners Inc. had a minority economic interest in Evercore LP; however, through its majority voting interest, it controlled the management of Evercore LP. Subsequent to the Company’s stock offering in the third quarter of 2009, in addition to having a majority voting interest in and controlling the management of Evercore LP, Evercore Partners Inc. has a majority economic interest in Evercore LP. As a result, both before and after the Company’s stock offering in the third quarter of 2009, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners. For further information see Note 15 to our consolidated financial statements.

We generally allocate net income (loss) to noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the vested equity ownership percentage of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits (losses) to the controlling and noncontrolling interest holders, then the net income or loss of these entities will be allocated based on these special allocations.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2010, 2009 and 2008. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

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

	For the Years Ended December 31,			Change
	2010	2009	2008	2010 v. 2009	2009 v. 2008
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$301,931	$293,311	$181,608	3%	62%
Investment Management Revenue	77,579	23,269	9,811	233%	137%
Other Revenue	22,228	22,234	33,885	(0)%	(34)%

Total Revenues	401,738	338,814	225,304	19%	50%
Interest Expense	22,841	24,269	30,278	(6)%	(20)%

Net Revenues	378,897	314,545	195,026	20%	61%

Expenses
Operating Expenses	321,498	260,928	188,975	23%	38%
Other Expenses	23,157	32,433	15,064	(29)%	115%

Total Expenses	344,655	293,361	204,039	17%	44%

Income (Loss) Before Income (Loss) from Equity Method Investments and Income Taxes	34,242	21,184	(9,013)	62%	NM
Income (Loss) from Equity Method Investments	(557)	(1,406)	(371)	60%	(279)%

Income (Loss) Before Income Taxes	33,685	19,778	(9,384)	70%	NM
Provision for Income Taxes	15,880	19,532	179	(19)%	NM

Net Income (Loss)	17,805	246	(9,563)	NM	NM
Net Income (Loss) Attributable to Noncontrolling Interest	8,851	1,816	(4,850)	387%	NM

Net Income (Loss) Attributable to Evercore Partners Inc.	$8,954	$(1,570)	$(4,713)	NM	67%

Diluted Net Income (Loss) Per Share	$0.39	$(0.10)	$(0.36)	NM	72%

As of December 31, 2010, 2009 and 2008 our total headcount was as follows:

	As of December 31,
	2010
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total	2009	2008
Senior Managing Directors	40	8	6	54	48	45
Portfolio and Client Relationship Managers	31	—	—	31	24	8
Senior Institutional Equities Professionals	20	—	—	20	—	—
Professionals and Administrative Personnel(1)	348	121	36	505	371	282

Total	439	129	42	610	443	335

(1)	Excludes two interns as of December 31, 2010 and 2009.

2010 versus 2009

Net revenues were $378.9 million in 2010; an increase of $64.4 million, or 20%, versus net revenues of $314.5 million in 2009. Investment Banking Revenue and Investment Management Revenue increased 3% and 233%, respectively, compared to 2009. See the segment discussion below for further information. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $321.5 million in 2010 as compared to $260.9 million in 2009, a 23% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $231.1 million in 2010, an increase of $29.7 million, or 15%, versus expense of $201.4 million in 2009. The increase was primarily due to compensation costs resulting from the expansion of existing businesses and our new businesses, all of which were either not consolidated, or in operation, during the entire year ended 2009, offset by the prior’s year impact of sign-on costs incurred in conjunction with the appointment of our President and Chief Executive Officer in 2009. Non-compensation expenses as a component of Operating Expenses were $90.4 million in 2010, an increase of $30.9 million, or 52% over non-compensation operating expenses of $59.5 million in 2009. Non-compensation operating expenses increased compared to 2009 primarily as a result of increased Professional Fees, Travel and Related Expenses, Depreciation and Amortization and Acquisition and Transition Costs, primarily driven by the addition of new businesses, including Atalanta Sosnoff, and higher deal-related activity levels.

Total Other Expenses of $23.2 million in 2010 related to compensation costs associated with unvested LP Units and certain other awards of $20.8 million and amortization of intangibles of $2.3 million. Total Other Expenses of $32.4 million in 2009 relate to compensation costs associated with unvested LP Units and certain other awards of $9.4 million, Special Charges of $20.1 million in conjunction with the cancellation of employee share-based awards, the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, Acquisition and Transition Costs of $0.7 million incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles of $2.2 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66% for the year ended December 31, 2010, compared to 67% for the year ended December 31, 2009. The decrease was primarily attributable to higher revenues offset by increased compensation expense associated with the amortization of unvested LP Units and certain other awards and the effect of new businesses.

The provision for income taxes in 2010 was $15.9 million, which reflected an effective tax rate of 47%. The 2010 provision was impacted by the non-deductible compensation expense associated with the vesting of LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no foreign income tax benefits are anticipated. The provision for income taxes in 2009 was $19.5 million, which reflected an effective tax rate of 99%. The 2009 provision was impacted by non-deductible charges for the cancellation of certain equity awards for employees who continue to be employed by us, the modification of LP Units and certain other awards, as well as a valuation allowance on our deferred tax assets associated with our foreign subsidiaries and certain discrete adjustments and non-deductible equity-based share grants resulting from a decline in our share price from the date of grant to the date of vesting, which were permanent in nature.

Noncontrolling interest was $8.9 million in 2010 compared to $1.8 million for 2009. For 2010, we had net income attributable to Evercore Partners Inc. and the allocation to non-controlling interests was an allocation of net income.

2009 versus 2008

Net revenues were $314.5 million in 2009; an increase of $119.5 million, or 61%, versus net revenue of $195.0 million in 2008. Investment Banking Revenue and Investment Management Revenue increased 62% and 137%, respectively, compared to 2008. Net revenues include interest expense on our Senior Notes.

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

Total Other Expenses of $32.4 million in 2009 relate to compensation costs associated with unvested LP Units and certain other awards of $9.4 million, Special Charges of $20.1 million in conjunction with the cancellation of employee share-based awards, the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, Acquisition and Transition Costs of $0.7 million incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles of $2.2 million. Total Other Expenses of $15.1 million in 2008 related to Acquisition and Transition Costs of $1.6 million incurred in connection with acquisitions that were in process, Special Charges of $4.1 million in connection with the write-off of certain capitalized costs associated with Evercore Capital Partners III L.P. and employee severance, accelerated share-based vesting and other costs related to the closing of the Los Angeles office, $7.5 million of deferred consideration pursuant to the Braveheart Sale and Purchase Agreement and amortization of intangibles of $1.9 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 67% for the year ended December 31, 2009, compared to 75% for the year ended December 31, 2008. The decrease was primarily attributable to higher revenues offset by increased compensation expense associated with the amortization of unvested LP Units and certain other awards.

The provision for income taxes in 2009 was $19.5 million, which reflected an effective tax rate of 99%. This provision was impacted by non-deductible charges for the cancellation of certain equity awards for employees who continue to be employed by us, the modification of LP Units and certain other awards, as well as a valuation allowance on our deferred tax assets associated with our foreign subsidiaries and certain discrete adjustments and non-deductible equity-based share grants resulting from a decline in our share price from the date of grant to the date of vesting, which were permanent in nature. The provision for income taxes in 2008 was $0.2 million, which reflected an effective tax rate of (2%).

Noncontrolling interest was $1.8 million in 2009 compared to ($4.9) million in 2008. For 2009, the allocation of net income to noncontrolling interest exceeded net income due to the level of federal taxes being reflected on Evercore Partners Inc.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2010	2009	2008	2010 v. 2009	2009 v. 2008
	(dollars in thousands)
Revenues
Investment Banking Revenue(1)	$301,931	$293,311	$181,608	3%	62%
Other Revenue, net(2)	(84)	(677)	5,020	88%	NM

Net Revenues	301,847	292,634	186,628	3%	57%

Expenses
Operating Expenses	240,312	204,399	157,097	18%	30%
Other Expenses	19,408	17,728	9,336	9%	90%

Total Expenses	259,720	222,127	166,433	17%	33%

Operating Income(3)	42,127	70,507	20,195	(40)%	249%
Income (Loss) from Equity Method Investments	16	—	—	NM	NM

Pre-Tax Income	$42,143	$70,507	$20,195	(40)%	249%

(1)	Includes reimbursable expenses of $9.9 million, $6.0 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Includes interest expense on the Senior Notes of $4.2 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively.

(3)	Includes Noncontrolling interest of ($4.7) million for the year ended December 31, 2010.

For 2010, the level of completed M&A activity was generally flat versus 2009 while announced transaction value increased, as evidenced by the following industry statistics regarding the volume of transactions:

	For the Years Ended December 31,
	2010	2009	2008
Industry Statistics ($ in billions)*
Value of North American M&A Deals Announced	$951	$822	$1,016
Value of North American M&A Deals Completed	$810	$817	$1,056
Value of Global M&A Deals Announced	$2,405	$1,979	$2,846
Value of Global M&A Deals Completed	$1,842	$1,821	$2,909

Evercore Statistics**
Total Number of Fee Paying Clients	191	162	149
Investment Banking Clients With Fees of at Least $1 million	62	42	50

*	Source: Thomson Financial January 11, 2011
**	Includes revenue generating clients only

Investment Banking Results of Operations

2010 versus 2009

Net Investment Banking Revenues were $301.8 million in 2010 compared to $292.6 million in 2009, which represented an increase of 3%. We earned revenue from 191 advisory clients in 2010, 62 of which exceeded $1.0 million in revenue, compared to 162 clients in 2009, 42 of which exceeded $1.0 million in revenue. The increase in revenues from 2009 primarily reflected the increase in revenue from new initiatives.

Operating Expenses were $240.3 million in 2010, as compared to $204.4 million in 2009, an increase of $35.9 million, or 18%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $178.4 million in 2010, as compared to $163.3 million in 2009, an increase of $15.1 million, or 9%. The increase was due to compensation costs resulting primarily from our new businesses, as well as increased headcount in our advisory business, offset by the prior’s year impact of sign-on costs incurred in conjunction with the appointment of our President and Chief Executive Officer. Non-compensation expenses, as a component of Operating Expenses, were $61.9 million in 2010, as compared to $41.1 million in 2009, an increase of $20.8 million, or 51%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels.

Other Expenses of $19.4 million in 2010 included $17.5 million related to compensation costs associated with unvested LP Units and certain other awards and $1.9 million of intangible asset amortization. Other Expenses of $17.7 million in 2009 included $7.9 million related to compensation costs associated with unvested LP Units and certain other awards, $7.9 million of Special Charges and $1.9 million of intangible asset amortization.

2009 versus 2008

Net Investment Banking Revenues were $292.6 million in 2009 compared to $186.6 million in 2008, which represented an increase of 57%, despite the dollar value of North American and Global M&A completed transactions decreasing 23% and 37%, respectively. The increase in revenues over 2008 reflected a strong contribution from U.S. restructuring assignments and our participation in larger U.S. M&A fees relative to those recognized in the prior year.

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

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2010	2009	2008	2010 v. 2009	2009 v. 2008
	(dollars in thousands)
Revenues
Management Fees:
Wealth Management	$9,826	$3,903	$22	152%	NM
Institutional Asset Management	51,663	14,876	2,658	247%	460%
Private Equity	8,396	10,210	9,538	(18)%	7%

Total Management Fees	69,885	28,989	12,218	141%	137%

Realized and Unrealized Gains (Losses):
Institutional Asset Management	5,546	713	(3,140)	678%	NM
Private Equity	2,148	(5,179)	1,664	NM	NM

Total Realized and Unrealized Gains (Losses)	7,694	(4,466)	(1,476)	NM	(203)%

Other Investments(1)	—	(1,254)	(931)	NM	(35)%

Investment Management Revenue(2)	77,579	23,269	9,811	233%	137%
Other Revenue, net(3)	(529)	(1,358)	(1,413)	61%	4%

Net Investment Management Revenues	77,050	21,911	8,398	252%	161%

Expenses
Operating Expenses	81,186	56,529	31,878	44%	77%
Other Expenses	3,749	14,705	5,728	(75)%	157%

Total Expenses	84,935	71,234	37,606	19%	89%

Operating Income (Loss)(4)	$(7,885)	$(49,323)	$(29,208)	84%	(69)%
Income (Loss) from Equity Method Investments(5)	(573)	(1,406)	(371)	59%	(279)%

Pre-Tax Income (Loss)	$(8,458)	$(50,729)	$(29,579)	83%	(72)%

(1)	Includes EAM, which was consolidated April 1, 2009.

(2)	Includes reimbursable expenses of $0.2 million, $0.2 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)	Includes interest expense on the Senior Notes of $3.5 million, $4.9 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(4)	Includes Noncontrolling interest of ($0.2) million and ($3.3) million for the years ended December 31, 2010 and 2009, respectively.

(5)	Equity in Pan and G5 are classified as Income (Loss) from Equity Method Investments.

Investment Management Results of Operations

Our Wealth Management business includes the results of EWM, which commenced operations in the fourth quarter of 2008 and our acquisition of Morse, Williams and Company, Inc. (“Morse Williams”) during the second quarter of 2010. Our Institutional Asset Management business includes the results of ETC and EAM, which were consolidated in the second quarter of 2009, and Atalanta Sosnoff, which was consolidated during the second quarter of 2010. Our results for 2010 include seven months of Atalanta Sosnoff’s results, while our results for 2009 include nine and eight months of EAM and ETC’s results, respectively. Fee-based revenues from EWM and Atalanta Sosnoff are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements.

Our U.S. private equity funds, with the exception of ECP I, earn management fees of 1% of invested capital. Starting January 1, 2010, pursuant to an amendment to the ECP I Partnership Agreement, no future management fees were earned. Our Mexico private equity fund earns management fees of 2.25% on committed capital during its investment period and 2.25% on net funded committed capital thereafter. Management fees for our Mexican private equity fund, EMCP II, were calculated on committed capital.

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

In the event the fund performs poorly we may be obligated to repay certain carried interest previously distributed. As of December 31, 2010, we had $2.7 million of previously received carried interest that may be subject to repayment.

Assets Under Management

AUM for our Investment Management business of $17.4 billion at December 31, 2010, increased from $4.3 billion at December 31, 2009. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 48% and 42% of Level I investments and 52% and 58% of Level II investments as of December 31, 2010 and 2009, respectively, and Institutional Asset Management maintained 95% and 85% of Level I investments and 5% and 15% of Level II investments as of December 31, 2010 and 2009, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements; notwithstanding, these assets represent primarily Level III investments.

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2009	$1,506	$2,141	$629	$4,276
Inflows	198	264	—	462
Outflows	(28)	(289)	—	(317)
Market Appreciation	24	185	—	209

Balance at March 31, 2010	1,700	2,301	629	4,630
Inflows	364	10,608	—	10,972
Outflows	(36)	(254)	—	(290)
Market Depreciation	(40)	(82)	—	(122)

Balance at June 30, 2010	1,988	12,573	629	15,190
Inflows	224	847	—	1,071
Outflows	(46)	(578)	—	(624)
Market Appreciation	63	865	—	928

Balance at September 30, 2010	2,229	13,707	629	16,565
Inflows	249	1,285	—	1,534
Outflows	(64)	(1,696)	—	(1,760)
Market Appreciation	92	956	—	1,048

Balance at December 31, 2010	$2,506	$14,252	$629	$17,387

AUM increased from December 31, 2009, primarily due to the addition of assets in Institutional Asset Management from our acquisition of Atalanta Sosnoff during the second quarter of 2010, which resulted in the combination of $10.2 billion of AUM. Wealth Management increased from December 31, 2009 primarily due to client inflows from the addition of new clients and the acquisition of Morse Williams, which resulted in the consolidation of $0.2 billion of AUM, during the second quarter of 2010.

2010 versus 2009

Net Investment Management Revenues were $77.1 million in 2010, compared to $21.9 million in 2009. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 141% from 2009 primarily as a result of the acquisition of new businesses within Institutional Asset Management and Wealth Management, as well as continued growth in AUM. Fee-based revenues included $0.3 million of revenues from performance fees during 2010 compared to $0.1 million in 2009. Realized and Unrealized Gains (Losses) increased from the prior year primarily resulting from gains on the seed capital managed by EAM, EWM and G5 and realized gains in PCB and in our private equity funds.

Operating Expenses were $81.2 million in 2010, as compared to $56.5 million in 2009, an increase of $24.7 million, or 44%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $52.7 million in 2010, as compared to $38.1 million in 2009, an increase of $14.6 million, or 38%. Non-compensation expenses, as a component of Operating Expenses, were $28.5 million in 2010, as compared to $18.4 million in 2009, an increase of $10.1 million, or 55%. The increase in Operating Expenses was primarily a result of the acquisition of new businesses added during 2009 and 2010.

Other Expenses of $3.7 million in 2010 included $3.3 million related to compensation costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.5 million. Other Expenses of $14.7 million in 2009 included $1.5 million related to compensation costs associated with unvested LP Units and certain other awards, Special Charges of $12.2 million, Acquisition and Transition Costs of $0.7 million and amortization of intangibles of $0.3 million.

2009 versus 2008

Net Investment Management Revenues were $21.9 million in 2009, compared to $8.4 million in 2008, which represented an increase of 161%. Management Fees earned from the management of client portfolios and other investment advisory services increased 137% from 2008 as a result of the acquisition of new businesses, as well as continued growth in AUM. Fee-based revenues included $0.1 million of revenues from performance fees during 2009 and 2008. Realized and Unrealized Gains (Losses) decreased substantially from the prior year primarily resulting from losses related to ECP II. Other contributing factors for our losses include our losses related to the HighView Investment Group and EAM.

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

Other Expenses of $14.7 million in 2009 included $1.5 million related to compensation costs associated with unvested LP Units and certain other awards, Special Charges of $12.2 million, Acquisition and Transition Costs of $0.7 million and amortization of intangibles of $0.3 million. Total Other Expenses of $5.7 million in 2008 included Special Charges of $4.1 million and Acquisition and Transition Costs of $1.6 million.

Follow-On Offerings of Class A Common Stock

During 2010 and 2009, we completed offerings of 2,954,438 and 3,721,788 shares of Class A common stock, respectively. Net proceeds in conjunction with these issuances were $77.2 million and $70.8 million, respectively. We used all of the proceeds from these offerings to purchase from certain holders, including members of our senior management, a number of outstanding LP Units that was equal to the number of newly-issued shares of Class A common stock sold by us in the offering.

In addition, LP Units held by members of Evercore LP (“Members”) may be exchanged in the future for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The above exchanges and any such future exchanges are expected to result in an increase in the tax basis of the tangible and intangible assets of Evercore LP. These increases in tax basis increase (for tax purposes) amortization and, therefore, reduce the amount of tax that we would otherwise be required to pay.

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

The effects of the tax receivable agreement on our Consolidated Statement of Financial Condition as a result of the above exchanges were increases of $37.0 million and $37.8 million related to the 2010 and 2009 offerings, respectively, in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by Evercore LP, based on enacted federal and state tax rates at the dates of the transactions. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance.

We also recorded 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as increases of $31.4 million and $32.1 million related to the 2010 and 2009 offerings, respectively, between Amounts Due Pursuant to Tax Receivable Agreements and Payable to Employees and Related Parties. We recorded the remaining 15% of the estimated realizable tax benefit, or $5.5 million and $5.7 million related to the 2010 and 2009 offerings, respectively, as increases to Additional Paid-In-Capital.

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

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash (Used In) Provided By
Operating activities:
Net income (loss)	$17,805	$246	$(9,563)
Non-cash charges	66,464	78,796	43,589
Other operating activities	(39,274)	9,059	(15,756)

Operating activities	44,995	88,101	18,270
Investing activities	(43,866)	(42,680)	(112,235)
Financing activities	(66,823)	(14,880)	90,029
Effect of exchange rate changes	349	239	(13,637)

Net (Decrease) Increase in Cash and Cash Equivalents	(65,345)	30,780	(17,573)

Cash and Cash Equivalents
Beginning of Period	206,682	175,902	193,475

End of Period	$141,337	$206,682	$175,902

2010. Cash and Cash Equivalents were $141.3 million at December 31, 2010, a decrease of $65.3 million versus Cash and Cash Equivalents of $206.7 million at December 31, 2009. Operating activities resulted in a net inflow of $45.0 million, primarily related to earnings excluding non-cash charges, which reflect share-based compensation and other deferred compensation, offset by the payment of 2009 bonus awards. Cash of $43.9 million was used in investing activities primarily due to cash paid for acquisitions, offset by net proceeds from sales and maturities of Marketable Securities. Financing activities during the period used cash of $66.8 million, primarily for the purchase of LP Units, payment of dividends, distributions to Partners and treasury stock purchases offset by the issuance and sale of Class A common shares.

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

We regularly monitor our liquidity position, including cash, other significant working capital current assets and liabilities, long-term liabilities, lease commitments, principal investment commitments related to our Investment Management business, dividends on Class A common shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally decrease, and they increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. For a further discussion of risks related to our business, see “Risk Factors” elsewhere in this Form 10-K.

During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $25.0 million of Evercore Class A common stock and/or LP Units. During 2010, we repurchased 921,193 shares for $24.4 million, concluding the share repurchase program.

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

In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During 2010, we repurchased 436,068 shares for $13.0 million related to share deliveries.

On August 21, 2008, we entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from us $120.0 million principal amount of Senior Notes and the Warrants to purchase 5,454,545 shares of Evercore Class A common stock at $22.00 per share expiring in 2020. The holder of the Senior Notes may require us to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the aggregate accreted amount of such Senior Notes (“Accreted Amount”), plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at our option at any time within 90 days following the date on which Mizuho notifies us that it is terminating their strategic alliance agreement. Senior Notes held by any holder other than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at our option at any time beginning on the third anniversary of closing. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

Pursuant to the agreement, Mizuho may not transfer the Senior Notes or Warrants until either (a) after August 16, 2012 or (b) if the Strategic Alliance Agreement is terminated, the later of the third anniversary of the closing of the purchase of the Senior Notes and Warrants or one year following such termination. We have a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased by Mizuho in the open market or acquired by Mizuho upon exercise of the Warrants and associated Common Stock issued as dividends.

The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of December 31, 2010, we were in compliance with all of these covenants.

We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.

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

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.6 years, as of December 31, 2010, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

We periodically assess the collectability or credit quality related to securities purchased under agreements to resell; as of December 31, 2010, the Company believes it maintains a sufficient level of cash or collateral.

As of December 31, 2010 and 2009, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31, 2010		December 31, 2009
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$52,217		$122,618
Securities Purchased Under Agreements to Resell	126,401	$126,386	184,118	$183,957

Total Assets	178,618		306,736
Liabilities
Securities Sold Under Agreements to Repurchase	(178,683)	$(178,603)	(306,894)	$(306,576)

Net Liabilities	$(65)		$(158)

Risk Measures
Value at Risk	$27		$53

Sensitivity to a 100 basis point increase in the interest rate	$(54)		$(149)

Sensitivity to a 100 basis point decrease in the interest rate	$54		$152

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2010:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Capital Lease Obligations	$79	$52	$27	$—	$—
Operating Lease Obligations	175,646	17,568	32,167	28,613	97,298
Tax Receivable Agreements	101,158	3,983	15,219	16,912	65,044
Notes Payable, Including Interest	182,400	6,240	12,480	12,480	151,200
Investment Banking Commitments	2,791	2,174	617	—	—
Investment Management Commitments	18,468	2,655	6,852	473	8,488

Total	$480,542	$32,672	$67,362	$58,478	$322,030

As of December 31, 2010, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from the above commitments and contractual obligations.

We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future principal investments of $8.1 million and $13.7 million as of December 31, 2010 and 2009, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

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

We also have commitments related to our redeemable noncontrolling interests. See Note 15 for further information. See Note 4 for our commitments related to the contingent consideration for acquisitions.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EAM, EWM and G5. These funds principally hold readily-marketable investment securities. As of December 31, 2010, the fair value of our investments with these products, based on closing prices, was $16.3 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.6 million for the year ended December 31, 2010.

See “-Liquidity and Capital Resources” above for a discussion of collateralized financing transactions at PCB.

Private Equity Funds

Through our principal investments in our private equity funds and our ability to earn carried interest from these funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest. Our professionals devote considerable time and resources to work closely with the portfolio company’s management to assist in designing a business strategy, allocating capital and other resources and evaluating expansion or acquisition opportunities. On a quarterly basis, we perform a comprehensive analysis and valuation of all of the portfolio companies. Our analysis includes reviewing the current market conditions and valuations of each portfolio company. Valuations and analysis regarding our investments in the CSI Capital, L.P. fund and Trilantic are performed by their respective professionals.

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.1 million for the year ended December 31, 2010.

Exchange Rate Risk

We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil and Hong Kong which creates foreign exchange rate risk. Their respective functional currencies are the Mexican peso, British pound sterling, Brazilian real and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2010, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income and Noncontrolling Interest within the Consolidated Statement of Equity was $0.9 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

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

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of December 31, 2010 and 2009, total receivables amounted to $49.6 million and $24.6 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the years ended December 31, 2010 and 2009.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of December 31, 2010, we had Marketable Securities of $92.8 million, of which 82% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 18% were Seed Capital Investments.

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

Revenue Recognition

Investment Banking Revenue

We earn investment banking fees from our clients for providing advisory services on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. It’s our accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collection is reasonably assured. We record Investment Banking Revenue on the Consolidated Statement of Operations for the following:

In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, we may receive retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter where the engagement letter will specify a future service period associated with that fee. In such circumstances, these retainer fees are initially recorded as deferred revenue, which is recorded within Other Current Liabilities on the Consolidated Statements of Financial Condition, and subsequently recognized as revenue during the applicable time period within which the service is rendered. Revenues related to fairness or valuation opinions are recognized when the opinion has been rendered and delivered to the client and all other requirements for revenue recognition are satisfied. Success fees for advisory services, such as M&A advice, are recognized when the transaction(s) or event(s) are determined to be completed or substantially completed and all other requirements for revenue recognition are satisfied. In the event the Company were to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue and subsequently recognized as advisory fee revenue when the conditions of completion have been satisfied.

Placement fee revenues are attributable to capital raising. We recognize placement advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter.

Underwriting revenues are attributable to public and private offerings of equity and debt securities and are recognized when the offering has been deemed to be completed by the lead manager of the underwriting group, pursuant to applicable SEC and FINRA rules. When the offering is completed, we recognize the applicable management fee, selling concession and underwriting fee, the latter net of estimated offering expenses.

Commissions received from customers on agency-based brokerage transactions in listed and over-the-counter equities are recorded on a trade-date basis.

Investment Management Revenue

Our Investment Management business generates revenues from the management of client assets and the private equity funds.

Investment management fees generated for third-party clients are generally based on the value of the AUM and any performance fees that may be negotiated with the client. These fees are generally recognized over the period that the related services are provided, based upon the beginning, ending or average value of the assets for the relevant period. Fees paid in advance of services rendered are initially recorded as deferred revenue, which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Investment Management Revenue on the Consolidated Statements of Operations ratably over the period in which the related service is rendered. Generally, to the extent performance fee arrangements have been negotiated, these fees are earned when the return on assets exceeds certain benchmark returns. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.

Management fees for private equity funds are contractual and are typically based on committed capital during the private equity funds’ investment period, and on invested capital thereafter. Management fees are recognized ratably over the period during which services are provided. We also record performance fee revenue from the private equity funds when the returns on the private equity funds’ investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Performance fees are recorded as revenue as earned pursuant to the client agreements.

Fees for serving as an independent fiduciary and/or trustee are either based on a flat fee or are based on the value of assets under administration. For ongoing engagements, fees are billed quarterly either in advance or in arrears. Fees paid in advance of services rendered are initially recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Investment Management Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered.

Net Interest revenue is derived from investing customer funds in financing transactions. These transactions are primarily repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.

Valuation

The valuation of our investments in securities and of our financial investments in the funds we manage impacts both the carrying value of direct investments and the determination of performance fees, including carried interest. Effective January 1, 2008, we adopted ASC 820, which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 10 to the consolidated financial statements for further information. Level I investments include financial instruments owned and pledged as collateral and readily-marketable equity securities. Level II investments include our investments in corporate and municipal bonds and other debt securities. We did not have any Level III investments as of December 31, 2010.

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

Marketable Securities

Investments in corporate and municipal bonds and other debt securities are accounted for as available-for-sale under ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated Statements of Operations. We invest in readily-marketable debt and equity securities which are managed by EAM and EWM. These securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on these securities are included in the Consolidated Statements of Operations in Investment Management Revenue. Marketable Securities also include investments in municipal bonds carried by EGL, which are carried at fair value, with changes in fair value recorded in Other Revenues on the Consolidated Statement of Operations.

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

Equity Compensation

Share-Based Payments – We account for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) issued ASC 718, “Share-Based Payment”. We grant employees event-based awards and performance-based awards that vest upon the occurrence of certain events or performance criteria being achieved. Compensation cost is accrued if it is probable that the event or performance condition will be achieved and is not accrued if it is not probable that the event or performance condition will be achieved. Significant judgment is required in determining the probability an event’s occurrence or that the performance criteria will be achieved. See Note 17 to the consolidated financial statements herein for further information.

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

The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company’s historic and projected future taxable income for its U.S. and foreign operations. In 2010 and 2009, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more likely than not the deferred tax assets will be realized. We also concluded that the net deferred tax assets of certain foreign subsidiaries required a full valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. See Note 20 to the consolidated financial statements herein for further information.

The Company estimates that Evercore Partners Inc. must generate approximately $343.4 million of future taxable income to realize the U.S. deferred tax asset balance of approximately $139.3 million. The deferred tax balance is expected to reverse over a period ranging of 5 to 15 taxable years. The Company evaluated Evercore Partners Inc.’s historical U.S. taxable income, which has averaged approximately $22.8 million per year over the last two tax years, as well as the current anticipated profitability and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company will have an additional 20 years to utilize any net operating loss carry forwards created, as well as the relevant net operating loss carry back period in effect at the time of a taxable loss.

As part of the assessment of the ultimate realization of our deferred tax assets, we determined certain deferred tax assets of our foreign subsidiaries would require a valuation allowance. We concluded that the recoverability of these deferred tax assets was not more-likely-than-not to be recoverable as required by ASC 740. As a result of our assessment of the impacted foreign subsidiaries projected future taxable income relative to their cumulative net loss position, we concluded that, based on such negative evidence, a full valuation allowance was required. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The positive evidence that will be considered is sustained profitability resulting from significant growth going forward.

Impairment of Assets

In accordance with ASC 350, “Goodwill and Other Intangible Assets”, Goodwill is tested for impairment annually, or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our reporting units and to project future earnings using valuation techniques. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Intangible assets with finite lives are amortized over their estimated useful lives which are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable as prescribed by ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”).

We test goodwill for impairment at the reporting unit level. In determining the fair value for each reporting unit, we utilize either a market multiple approach or a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach includes applying the average earnings multiples of comparable public companies for their respective reporting segment multiplied by the forecasted earnings of the respective reporting unit to yield an estimate of fair value. The discounted cash flow methodology begins with the adjusted cash flows from each of the reporting units and uses a discount rate that reflects the weighted average costs of capital adjusted for the risks inherent in the future cash flows. For the year ended December 31, 2010 and 2009, we have concluded the fair values substantially exceeded the carrying values for our reporting units.

In addition to Goodwill and Intangible Assets, we annually assess our Equity Method and Cost Method Investments for impairment per ASC 323-10-35 and ASC 325-20-35, respectively, “Subsequent Measurement”. For the year ended December 31, 2010, we concluded there was no impairment of Goodwill, Intangible Assets and Equity Method and Cost Method Investments.

Recently Issued Accounting Standards

ASU 2010-28 – In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 provides amendments to ASC No. 350 “Intangibles- Goodwill and Other”, modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and early adoption is not permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

ASU 2010-29 – In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 provides amendments to ASC No. 805 “Business Combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosure under ASC No. 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

ASU 2010-20 – In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). This ASU amends ASC 310 by requiring more robust and disaggregated disclosure about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The adoption of ASU 2010-20 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the accompanying consolidated statements of financial condition of Evercore Partners Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Company’s consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 9, 2011

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	December 31,
	2010	2009
Assets
Current Assets
Cash and Cash Equivalents	$141,337	$206,682
Marketable Securities	92,830	141,067
Financial Instruments Owned and Pledged as Collateral at Fair Value	52,217	122,618
Securities Purchased Under Agreements to Resell	126,401	184,118
Accounts Receivable (net of allowances of $768 and $764 at December 31, 2010 and 2009, respectively)	49,625	24,560
Receivable from Employees and Related Parties	3,465	5,235
Deferred Tax Assets—Current	5,092	3,841
Other Current Assets	9,982	8,612

Total Current Assets	480,949	696,733
Investments	60,617	18,581
Deferred Tax Assets—Non-Current	134,161	93,390
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $11,302 and $8,747 at December 31, 2010 and 2009, respectively)	14,923	8,217
Goodwill	139,031	49,764
Intangible Assets (net of accumulated amortization of $13,337 and $5,921 at December 31, 2010 and 2009, respectively)	49,232	7,577
Assets Segregated for Bank Regulatory Requirements	10,200	10,000
Other Assets	8,972	6,898

Total Assets	$898,085	$891,160

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$82,943	$93,783
Accounts Payable and Accrued Expenses	12,558	10,159
Securities Sold Under Agreements to Repurchase	178,683	306,894
Payable to Employees and Related Parties	4,181	2,746
Taxes Payable	404	—
Other Current Liabilities	8,204	2,709

Total Current Liabilities	286,973	416,291
Notes Payable	98,082	96,618
Amounts Due Pursuant to Tax Receivable Agreements	97,427	67,687
Other Long-term Liabilities	22,956	14,808

Total Liabilities	505,438	595,404

Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interest	25,406	—
Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 21,497,691 and 17,155,883 issued at December 31, 2010 and 2009, respectively, and 19,983,646 and 16,346,584 outstanding at December 31, 2010 and 2009, respectively)	215	172
Class B, par value $0.01 per share (1,000,000 shares authorized, 48 and 55 issued and outstanding at December 31, 2010 and 2009, respectively)	—	—
Additional Paid-In-Capital	400,719	339,495
Accumulated Other Comprehensive Income (Loss)	(4,193)	(3,760)
Retained Earnings (Deficit)	(61,504)	(56,756)
Treasury Stock at Cost (1,514,045 and 809,299 shares at December 31, 2010 and 2009, respectively)	(34,538)	(12,756)

Total Evercore Partners Inc. Stockholders’ Equity	300,699	266,395
Noncontrolling Interest	66,542	29,361

Total Equity	367,241	295,756

Total Liabilities and Equity	$898,085	$891,160

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Revenues
Investment Banking Revenue	$301,931	$293,311	$181,608
Investment Management Revenue	77,579	23,269	9,811
Other Revenue, Including Interest	22,228	22,234	33,885

Total Revenues	401,738	338,814	225,304
Interest Expense	22,841	24,269	30,278

Net Revenues	378,897	314,545	195,026

Expenses
Employee Compensation and Benefits	251,917	210,818	146,663
Occupancy and Equipment Rental	18,329	13,916	12,671
Professional Fees	28,464	20,930	16,173
Travel and Related Expenses	16,593	9,703	10,139
Communications and Information Services	6,074	3,926	2,984
Depreciation and Amortization	10,077	4,517	4,189
Special Charges	—	20,129	4,132
Acquisition and Transition Costs	3,399	712	1,596
Other Operating Expenses	9,802	8,710	5,492

Total Expenses	344,655	293,361	204,039

Income (Loss) Before Income (Loss) from Equity Method Investments and Income Taxes	34,242	21,184	(9,013)
Income (Loss) from Equity Method Investments	(557)	(1,406)	(371)

Income (Loss) Before Income Taxes	33,685	19,778	(9,384)
Provision for Income Taxes	15,880	19,532	179

Net Income (Loss)	17,805	246	(9,563)
Net Income (Loss) Attributable to Noncontrolling Interest	8,851	1,816	(4,850)

Net Income (Loss) Attributable to Evercore Partners Inc.	$8,954	$(1,570)	$(4,713)

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders	$8,880	$(1,570)	$(4,713)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	19,655	15,545	13,072
Diluted	22,968	15,545	13,072
Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.45	$(0.10)	$(0.36)
Diluted	$0.39	$(0.10)	$(0.36)
Dividends Declared per Share of Class A Common Stock	$0.63	$0.51	$0.48

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands, except share data)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
Balance at December 31, 2007	11,261,100	$113	$208,846	$237	$(35,612)	(31,903)	$(968)	$46,699	$219,315
Net Income (Loss)	—	—	—	—	(4,713)	—	—	(4,850)	(9,563)
Other Comprehensive Income (Loss), net:
Unrealized Gain on Marketable Securities, net	—	—	—	287	—	—	—	545	832
Foreign Currency Translation Adjustment	—	—	—	(5,663)	—	—	—	(10,735)	(16,398)

Total Comprehensive Loss	—	—	—	(5,376)	(4,713)	—	—	(15,040)	(25,129)
Treasury Stock Purchases	—	—	—	—	—	(466,843)	(7,082)	—	(7,082)
Evercore LP Units Converted into Class A Common Stock	278,946	3	1,275	—	—	—	—	(671)	607
Stock-based Compensation Awards	580,375	6	33,957	—	—	—	—	—	33,963
Share Grant Related to Acquisition	431,607	4	7,448	—	—	—	—	—	7,452
Warrants Issued	—	—	23,708	—	—	—	—	—	23,708
Dividends	—	—	—	—	(6,239)	—	—	—	(6,239)
Noncontrolling Interest (Note 15)	—	—	—	—	—	—	—	(15,010)	(15,010)

Balance at December 31, 2008	12,552,028	126	275,234	(5,139)	(46,564)	(498,746)	(8,050)	15,978	231,585
Net Income (Loss)	—	—	—	—	(1,570)	—	—	1,816	246
Other Comprehensive Income, net:
Unrealized Gain on Marketable Securities, net	—	—	—	707	—	—	—	2,174	2,881
Foreign Currency Translation Adjustment	—	—	—	672	—	—	—	2,372	3,044

Total Comprehensive Income (Loss)	—	—	—	1,379	(1,570)	—	—	6,362	6,171
Treasury Stock Purchases	—	—	—	—	—	(310,553)	(4,706)	—	(4,706)
Proceeds from Equity Offering, Net of Direct Expenses	3,721,788	37	70,084	—	—	—	—	—	70,121
Evercore LP Units Purchased or Converted into Class A Common Stock	189,153	2	(57,187)	—	—	—	—	(5,623)	(62,808)
Stock-based Compensation Awards	692,914	7	50,959	—	—	—	—	8,552	59,518
Dividends and Equivalents	—	—	405	—	(8,622)	—	—	—	(8,217)
Noncontrolling Interest (Note 15)	—	—	—	—	—	—	—	4,092	4,092

Balance at December 31, 2009	17,155,883	172	339,495	(3,760)	(56,756)	(809,299)	(12,756)	29,361	295,756
Net Income	—	—	—	—	8,954	—	—	8,851	17,805
Other Comprehensive Income (Loss), net:
Unrealized Gain (Loss) on Marketable Securities, net	—	—	—	(1,058)	—	—	—	(1,048)	(2,106)
Foreign Currency Translation Adjustment	—	—	—	625	—	—	—	294	919

Total Comprehensive Income (Loss)	—	—	—	(433)	8,954	—	—	8,097	16,618
Treasury Stock Purchases	—	—	—	—	—	(1,286,277)	(35,053)	—	(35,053)
Proceeds from Equity Offering, Net of Direct Expenses	2,954,437	29	77,573	—	—	—	—	—	77,602
Evercore LP Units Purchased or Converted into Class A Common Stock	77,110	1	(59,062)	—	—	—	—	(9,834)	(68,895)
Stock-based Compensation Awards	1,310,261	13	35,695	—	—	—	—	20,059	55,767
Shares Issued as Consideration for Acquisitions and Investments	—	—	5,748	—	—	581,531	13,271	—	19,019
Dividends and Equivalents	—	—	1,344	—	(13,702)	—	—	—	(12,358)
Noncontrolling Interest (Note 15)	—	—	(74)	—	—	—	—	18,859	18,785

Balance at December 31, 2010	21,497,691	$215	$400,719	$(4,193)	$(61,504)	(1,514,045)	$(34,538)	$66,542	$367,241

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net Income (Loss)	$17,805	$246	$(9,563)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Realized and Unrealized (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(4,898)	7,111	4,012
Equity-Based and Other Deferred Compensation	55,914	59,518	29,380
Share Grant Related to Acquisition	—	—	7,452
Depreciation, Amortization and Accretion	11,541	5,872	4,619
Loss on Disposal of Equipment	—	—	711
Bad Debt Expense	1,008	444	196
Deferred Taxes	2,899	5,851	(2,781)
Decrease (Increase) in Operating Assets:
Marketable Securities	(481)	(108)	(125)
Financial Instruments Owned and Pledged as Collateral at Fair Value	75,435	76,887	(14,727)
Securities Purchased Under Agreements to Resell	66,225	(83,235)	(57,154)
Accounts Receivable	(18,822)	844	23,947
Receivable from Employees and Related Parties	1,770	(2,008)	1,725
Assets Segregated for Bank Regulatory Requirements	(200)	(10,000)	—
Other Assets	(1,138)	(4,952)	1,579
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(17,265)	31,616	(40,220)
Accounts Payable and Accrued Expenses	976	776	(2,436)
Securities Sold Under Agreements to Repurchase	(141,759)	6,001	72,300
Payables to Employees and Related Parties	(2,523)	(1,955)	(4,303)
Taxes Payable	380	(2,333)	(3,057)
Other Liabilities	(1,872)	(2,474)	6,715

Net Cash Provided by Operating Activities	44,995	88,101	18,270

Cash Flows From Investing Activities
Investments Purchased	(16,645)	(4,108)	(14,525)
Distributions of Private Equity Investments	2,629	—	3,608
Marketable Securities:
Proceeds from Sales and Maturities	188,701	51,677	—
Purchases	(138,683)	(83,460)	(100,159)
Cash Paid for Acquisitions, net of cash acquired	(70,481)	(9,382)	—
Change in Restricted Cash	(820)	4,853	—
Purchase of Furniture, Equipment and Leasehold Improvements	(8,567)	(2,260)	(1,159)

Net Cash Used in Investing Activities	(43,866)	(42,680)	(112,235)

Cash Flows From Financing Activities
Payments for Capital Lease Obligations	(9)	(32)	(113)
Issuance of Noncontrolling Interests	4,381	17,395	—
Distributions to Noncontrolling Interests—Evercore LP Limited Partners	(19,513)	(19,741)	(16,578)
Cash Paid for Earn-out Consideration	(5,936)	—	—
Proceeds from Equity Offering	77,185	70,761	—
Issuance of Notes Payable and Warrants	—	—	120,000
Debt Issuance Costs	—	—	(1,460)
Purchase of Evercore LP Units and Treasury Stock	(114,141)	(75,467)	(7,082)
Excess Tax Benefits Associated with Equity-Based Awards	2,923	—	—
Dividends—Class A Stockholders	(12,358)	(8,217)	(6,239)
Other	645	421	1,501

Net Cash Provided by (Used in) Financing Activities	(66,823)	(14,880)	90,029

Effect of Exchange Rate Changes on Cash	349	239	(13,637)

Net (Decrease) Increase in Cash and Cash Equivalents	(65,345)	30,780	(17,573)
Cash and Cash Equivalents-Beginning of Year	206,682	175,902	193,475

Cash and Cash Equivalents-End of Period	$141,337	$206,682	$175,902

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$21,473	$23,080	$27,718

Payments for Income Taxes	$9,649	$11,286	$8,437

Furniture, Equipment and Leasehold Improvements Accrued	$644	$114	$219

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization

Evercore Partners Inc. and subsidiaries (the “Company”) is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership (“Evercore LP”). Subsequent to the Company’s initial public offering (“IPO”), the Company became the sole general partner of Evercore LP. The Company operates from its offices in New York, San Francisco, Boston, Washington D.C., Los Angeles, Houston, London, Mexico City and Monterrey, Mexico and, through its affiliate G5 Holdings S.A. (“G5”), in Rio de Janeiro and São Paulo, Brazil.

The Investment Banking business includes the advisory business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings and raises funds for financial sponsors. The Investment Banking business also includes the Institutional Equities business through which the Company has recently begun to offer equity research and agency-only equity securities trading for institutional investors.

The Investment Management business includes the institutional asset management business through which the Company manages financial assets for sophisticated institutional investors and provides independent fiduciary services to corporate employee benefit plans, the wealth management business through which the Company provides wealth management services for high net-worth individuals and the private equity business through which the Company, directly and through affiliates, manages private equity funds.

Note 2 – Significant Accounting Policies

Basis of Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements of the Company are comprised of the consolidation of Evercore LP and Evercore LP’s wholly-owned and majority-owned direct and indirect subsidiaries, including Evercore Group L.L.C. (“EGL”), a registered broker-dealer in the U.S. The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive significant benefits. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The Consolidated Statements of Operations include the consolidated results of Atalanta Sosnoff Capital LLC (“Atalanta Sosnoff”), Morse, Williams and Company, Inc. (“Morse Williams”), MJC Associates and the Private Funds Group of Neuberger Berman (“PFG”), following their acquisitions in 2010. See Note 4 for further disclosure.

At the time of the formation transaction, the members of Evercore LP (the “Members”) received Evercore LP partnership units (“LP Units”) in consideration for their contribution of the various entities included in the historical combined financial statements of the Company. The LP Units are subject to vesting requirements and transfer restrictions and are exchangeable on a one-for-one basis for shares of Class A common stock. The Company accounts for exchanges of LP Units for shares of Class A common stock of the Company based on the carrying amounts of the Members’ LP Units immediately before the exchange.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The Company’s interest in Evercore LP is within the scope of Accounting Standards Codification (“ASC”) 810-20, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. The Company consolidates Evercore LP and records noncontrolling interest for the economic interest in Evercore LP held directly by others, which includes the Members.

The Company has evaluated all subsequent events through the date this Form 10-K was available to be issued, on March 9, 2011.

Reclassifications – During 2010, certain balances for prior periods were reclassified to conform to their current presentation.

Accounts Receivable – Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to the Company’s clients. The Company records Accounts Receivable net of any allowance for doubtful accounts. The Company maintains an allowance for bad debts to provide coverage for estimated losses from its client receivables. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s analysis of the client’s creditworthiness and specifically reserves against exposure where the Company determines the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.

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

Investment Banking Revenue – The Company earns investment banking fees from our clients for providing advisory services on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. Starting in 2010, the Company’s Investment Banking services were expanded to include services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. It is the Company’s accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collection is reasonably assured. The Company records Investment Banking Revenue on the Consolidated Statement of Operations for the following:

Advisory Fees – In general, advisory fees are paid at the time the Company signs an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter where the engagement letter will specify a future service period associated with that fee. In such circumstances, these retainer fees are initially recorded as deferred revenue and subsequently recognized as revenue during the applicable time period within which the service is rendered. Revenues related to fairness or valuation opinions are recognized when the opinion has been rendered and delivered to the client and all other requirements for revenue recognition are satisfied. Success fees for advisory services, such as merger and acquisition (“M&A”) advice, are recognized when the transaction(s) or event(s) are determined to be completed or substantially completed and all other requirements for revenue recognition are satisfied. In the event the Company were to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue and subsequently recognized as advisory fee revenue when the conditions of completion have been satisfied.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Placement Fees – Placement fee revenues are attributable to capital raising. The Company recognizes placement advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter.

Underwriting Fees – Underwriting revenues are attributable to public and private offerings of equity and debt securities and are recognized when the offering has been deemed to be completed by the lead manager of the underwriting group. When the offering is completed, the Company recognizes the applicable management fee, selling concession and underwriting fee, the latter net of estimated offering expenses.

Commissions – Commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities are recorded on a trade-date basis.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis on the Consolidated Statement of Operations.

Investment Management Revenue – The Company’s Investment Management business generates revenues from the management of client assets and the private equity funds.

Investment management fees for third-party clients are generally based on the value of the assets under management (“AUM”) and any performance fees that may be negotiated with the client. These fees are generally recognized over the period that the related services are provided, based upon the beginning, ending or average value of the assets for the relevant period. Fees paid in advance of services rendered are initially recorded as deferred revenue, which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Investment Management Revenue on the Consolidated Statements of Operations ratably over the period in which the related service is rendered. Generally, to the extent performance fee arrangements have been negotiated, these fees are earned when the return on assets exceeds certain benchmark returns. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.

Management fees for private equity funds are contractual and are typically based on committed capital during the private equity funds’ investment period, and on invested capital, thereafter. Management fees are recognized ratably over the period during which services are provided. The management fees may provide for a management fee offset for certain portfolio company fees the Company earns. As a result of amendments in December 2009, the Company no longer receives management fees on Evercore Capital Partners L.P. and its affiliated entities. The Company also records performance fee revenue from the private equity funds when the returns on the private equity funds’ investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Performance fees are recorded as revenue as earned pursuant to the underlying agreements.

Fees generated for serving as an independent fiduciary and/or trustee are either based on a flat fee, are pre-negotiated with the client or are based on the value of assets under administration. For ongoing engagements, fees are billed quarterly either in advance or in arrears. Fees paid in advance of services rendered are initially recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Investment Management Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered. Any fees received before completion of the engagement are recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Financial Condition and are recognized in Investment Management Revenue on the Consolidated Statements of Operations upon the execution of the project deliverables.

Other Revenue and Interest Expense – Other Revenue and Interest Expense is derived primarily from financing transactions. These transactions are principally repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Other Revenue and Interest Expense also includes interest expense associated with the $120,000 principal amount of senior unsecured notes (“Senior Notes”), as well as income earned on marketable securities and cash deposited with financial institutions.

Client Expense Reimbursement – In the conduct of its financial advisory service engagements and in advising the private equity funds, the Company receives reimbursement for certain expenses incurred by the Company on behalf of its clients and the funds. Transaction-related expenses, which are billable to clients, are recognized as revenue and recorded in Accounts Receivable on the later of the date of an executed engagement letter or the date the expense is incurred.

Noncontrolling Interest – Noncontrolling interest recorded on the consolidated financial statements of the Company relates to the portions of our subsidiaries not owned by the Company. The Company allocates net income to noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the vested equity ownership percentage of the noncontrolling interest holders for the period by the net income or loss for the entity which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits (losses) to the controlling and noncontrolling interest holders, then the net income or loss of these entities will be allocated based on these special allocations.

In January 2009, the Company adopted ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“ASC 810-10”). ASC 810-10 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption of ASC 810-10 resulted in the presentation of Noncontrolling Interest as a component of Total Equity on the Consolidated Statements of Financial Condition and below Net Income on the Consolidated Statements of Operations. Prior periods have been reclassified to conform to the current presentation. In addition, the adoption of ASC 810-10 resulted in an allocation of the components of Total Comprehensive Income between controlling interests and noncontrolling interests for the years ended December 31, 2010, 2009 and 2008.

Cash and Cash Equivalents – Cash and Cash Equivalents consist of short-term highly-liquid investments with original maturities of three months or less. The amounts recognized in Cash and Cash Equivalents on the Consolidated Statements of Financial Condition approximate fair value.

Fair Value of Financial Instruments – The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investments, marketable securities, financial instruments owned and pledged as collateral, repurchase and reverse repurchase agreements, receivables and payables and accruals. See Note 10 for further information.

Marketable Securities – Marketable Securities include investments in corporate, municipal and other debt securities, as well as investments in readily-marketable equity securities, which are accounted for as available-for-sale under ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

and are included in Other Revenue on the Consolidated Statements of Operations. The readily-marketable debt and equity securities are valued using quoted market prices on applicable exchanges or markets. Marketable Securities also include investments in municipal bonds carried by EGL, which are carried at fair value, with changes in fair value recorded in Other Revenues on the Consolidated Statement of Operations.

Marketable Securities transactions are recorded as of the trade date.

Financial Instruments Owned and Pledged as Collateral at Fair Value – The Company’s Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Other Revenue on the Consolidated Statements of Operations. The Company pledges the Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements, which permits the counterparty to pledge the securities.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase – Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payable or receivable. As the maturities on these transactions are short-term in nature (i.e. generally mature on the next business day) and the underlying securities are debt instruments of the Mexican Governments or its agencies, their carrying amounts approximate fair value. The Company periodically assesses the collectability or credit quality related to securities purchased under agreements to resell; as of December 31, 2010, the Company believes it maintains a sufficient level of cash or collateral, as described in Note 8.

Investments – The Company’s investments include investments in private equity partnerships, the Company’s equity interests in Evercore Pan-Asset Capital Management (“Pan”) and G5, which are accounted for under the equity method of accounting.

Private Equity – The investments of private equity funds consist primarily of investments in marketable and non-marketable securities of the Portfolio Companies. The underlying investments held by the private equity funds are valued based on quoted market prices or estimated fair value if there is no public market. The Company determines fair value of non-marketable securities by giving consideration to a range of factors, including but not limited to, market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly-traded securities held by the private equity funds are valued using quoted market prices. The Company recognizes its allocable share of the changes in fair value of the private equity funds’ underlying investments as realized and unrealized gains (losses) within Investment Management Revenue in the Consolidated Statements of Operations.

Pan and G5 – The Company’s equity interests in Pan and G5 include its share of the income (losses) within Income (Loss) from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.

The Company assesses its Equity Method Investments annually for impairment.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Goodwill and Intangible Assets – Goodwill and Intangible Assets are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether any goodwill recorded by its applicable reporting unit is impaired by comparing the fair value of each business with its respective carrying amount. For businesses acquired, contingent consideration is recognized and measured at fair value as of the acquisition date and at subsequent reporting periods.

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company tests goodwill for impairment at the reporting unit level. In determining the fair value for each reporting unit, the Company utilizes either a market multiple approach or a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach includes applying the average earnings multiples of comparable public companies for their respective reporting segment multiplied by the forecasted earnings of the respective reporting unit to yield an estimate of fair value. The discounted cash flow methodology begins with the forecasted adjusted cash flows from each of the reporting units and uses a discount rate that reflects the weighted average costs of capital adjusted for the risks inherent in the future cash flows.

Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), severance, deferred cash and stock-based compensation. Cash bonuses are accrued over the respective service periods to which they relate and deferred cash and share-based bonuses are expensed prospectively over their requisite service period.

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

Foreign Currency Translation – Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statement of Changes in Equity. Exchange gains and losses arising from translating intercompany balances of a long-term investment nature are recorded in the foreign currency translation account while transactional exchange gains and losses are included in Other Revenue on the Consolidated Statements of Operations.

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

Note 3 – Recent Accounting Pronouncements

ASU 2010-28 – In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 provides amendments to ASC No. 350 “Intangibles- Goodwill and Other”, modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and early adoption is not permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

ASU 2010-29 – In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 provides amendments to ASC No. 805 “Business Combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosure under ASC No. 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

ASU 2010-20 – In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). This ASU amends ASC 310 by requiring more robust and disaggregated disclosure about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The adoption of ASU 2010-20 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

Note 4 – Business Changes and Developments

Year Ended December 31, 2010

Atalanta Sosnoff Capital, LLC – In May 2010, the Company purchased an interest in Atalanta Sosnoff, representing a 49% economic interest, for a cash purchase price of $68,992. Following the consummation of the transaction, the remainder of Atalanta Sosnoff’s economic interests, which includes management’s profits interest, is owned by the senior management of Atalanta Sosnoff. The senior management of Atalanta Sosnoff retains interests comprised of Series A-2 Capital Interests, Series B Capital Interests and Series C Profits Interests, which represents 5.5%, 19.6% and 25.9%, respectively, for a 51% economic interest. The Company owns Series A-1 Capital Interests, which represents a 49% economic interest. The Series C interest is a profits interest; accordingly, the Company is required to account for this interest as a compensation arrangement. Excluding the Series C interest, the Company’s equity interest in Atalanta Sosnoff is 66%. Atalanta Sosnoff was purchased to expand the Company’s asset management capabilities. Atalanta Sosnoff manages assets for institutional, high net-worth and broker-advised clients, and is focused on managing large-cap U.S. equity and balanced accounts. The Company consolidates the financial results of Atalanta Sosnoff based on provisions in the Operating Agreement which give the Company the majority vote in the Management Committee of Atalanta Sosnoff, which is the governing committee with decision making power over Atalanta Sosnoff’s operations. The Management Committee of Atalanta Sosnoff controls the operations of Atalanta Sosnoff, including actions such as the appointment and termination of key management members of Atalanta Sosnoff, the approval of Atalanta Sosnoff’s budget as well as any material expenditure outside of its budget, the launch of new products or material changes in the pricing of existing products, and entering or exiting lines of business. Responsibility for day-to-day operations is vested with the management of Atalanta Sosnoff, including managing client relationships and making discretionary investment decisions. The senior management of Atalanta Sosnoff, through a supermajority vote of the Management Committee, retains customary protective rights over specified matters that may arise outside of the ordinary course of business and/or where the probability of occurrence is remote.

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

In conjunction with the acquisition, the Company recognized accounts receivable with a gross value of $7,034, which approximates fair value. The goodwill reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge, as well as the value of expected synergies and premiums paid by the Company and inherent in the value of the noncontrolling interest holders.

The Purchase Agreement provided for earn-out consideration to the sellers of $14,700 if Atalanta Sosnoff’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $19,500 for 2010. The sellers received a pro-rata portion of the $14,700 if Atalanta Sosnoff’s EBITDA exceeded $17,000, but did not exceed $19,500. The earn-out consideration was payable 50% in cash and 50% in restricted shares of Evercore Class A common stock. In December 2010, the majority of the earn-out consideration was paid, with 20% of the cash portion to be paid upon successful completion of an audit in 2011. The fair value of the remaining contingent payment was $1,470 as of December 31, 2010.

In connection with the acquisition of Atalanta Sosnoff, the Company recorded intangible assets of $39,700, $1,800 and $1,780 relating to Client Relationships, Trademarks and Non-Compete/Non-Solicit Agreements, respectively. Management views client relationships as the primary intangible assets of Atalanta Sosnoff, as management believes the client relationships are stable and recurring. The intangible assets were valued at the date of acquisition at their fair value as determined by management. The intangible assets are generally amortized over estimated useful lives ranging from four to 15 years. The Company recognized $3,632 of amortization expense related to these intangible assets for the year ended December 31, 2010.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Goodwill and intangible assets recognized as a result of this acquisition are included in the Investment Management Segment.

The Company’s consolidated results include revenue and pre-tax income of $27,079 and $5,264, respectively, for the year ended December 31, 2010, from Atalanta Sosnoff.

Morse, Williams and Company, Inc. – In May 2010, the Company, through Evercore Wealth Management (“EWM”), acquired Morse Williams, a registered investment advisor that provides separate management services for tax-exempt institutions and taxable clients. The terms of the acquisition include stock-based initial consideration of $1,350 and contingent consideration based on future investment fees earned. The fair value of the earn-out consideration was $627 as of December 31, 2010. The transaction resulted in goodwill of $848 and intangible assets relating to Client Relationships of $1,130, recognized in the Investment Management Segment. The Client Relationships are being amortized over 9 years. Amortization expense related to these intangibles was $84 for the year ended December 31, 2010.

MJC Associates – In April 2010, the Company entered into an agreement to acquire MJC Associates, a commercial real estate advisory boutique. The terms of the acquisition include $2,000 of cash payable at the closing, $1,000 of cash payable on each of the three anniversary dates of the closing and $3,000 of restricted stock, which is contingently issuable based on minimum future revenues. The transaction was consummated on July 8, 2010. The fair value of the earn-out consideration was $5,282 as of December 31, 2010. The transaction resulted in goodwill of $6,183 and intangible assets relating to Client Relationships of $940 and Non-compete agreements of $135, recognized in the Investment Banking Segment. The Client Relationships and Non-compete agreements are being amortized over five months and five years, respectively. Amortization expense related to these intangibles was $954 for the year ended December 31, 2010.

If the acquisitions of Atalanta Sosnoff, Morse Williams and MJC Associates were effective as of January 1, 2009, the operating results of the Company, on a pro forma basis, would have been:

	For the Years Ended December 31,
	2010	2009
	(Unaudited)
Net Revenues	$399,668	$351,578
Pre-tax Income	$36,625	$22,417
Net Income (Loss) Attributable to Evercore Partners Inc.	$8,985	$(1,604)
Diluted Net Income (Loss) Per Share Available to Evercore Partners Inc.	$0.39	$(0.10)

Private Funds Group of Neuberger Berman – In February 2010, the Company acquired assets of PFG for initial consideration of $1,000 and contingent consideration based on future revenues earned. The Company’s commitment to pay earn-out consideration is based on varied percentages of future fees earned over the 18 month period following the acquisition. The fair value of the earn-out consideration was $1,653 as of December 31, 2010. The transaction resulted in goodwill of $990 and intangible assets relating to Acquired Mandates and Client Relationships of $1,810 and $2,300, respectively, recognized in the Investment Banking Segment. The Acquired Mandates and Client Relationships are being amortized over four years and seven years, respectively. Amortization expense related to these intangibles was $664 for the year ended December 31, 2010.

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

Trilantic Capital Partners – In February 2010, the Company announced the formation of a strategic alliance to pursue private equity investment opportunities for Trilantic Capital Partners’ (“Trilantic”) current fund and to collaborate on the future growth of Trilantic’s business. See Note 15 for further discussion.

G5 Holdings S.A. – In October 2010, the Company acquired a 50% interest in G5. The terms of the investment includes initial consideration of $10,319 in restricted shares of Evercore Class A common stock and $10,867 in cash plus contingent consideration based on multiples of G5’s net income over the years 2010 through 2014. The contingent consideration will be paid 50% in cash and 50% in Evercore Class A restricted shares. The Company maintains half of the seats on G5’s board of directors. The Company does not maintain the unilateral ability to control significant operational or corporate governance matters of G5 and the founders of G5 have certain protective and participating rights which include the ability to block certain corporate actions relating to liquidation or sale of any material assets, approval of any material transaction outside of the ordinary course of business and approval of the annual budget and compensation arrangements. This transaction was therefore accounted for as an equity method investment.

Year Ended December 31, 2009

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In conjunction with the acquisition, the Company recognized accounts receivable with a gross value of $2,450, which approximated fair value, all of which were expected to be collected. The goodwill reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge, as well as the value of expected synergies and premiums paid by the Company and the noncontrolling interest holders.

The Company had a commitment to pay earn-out consideration equal to $1,000 for each twelve month period ending June 30, 2010, 2011 and 2012, contingent upon the annualized gross revenues of ETC exceeding $16,750, $17,100 and $18,200, respectively. At the end of the earn-out period, in the event that less than $3,000 is paid or payable and total annualized gross revenues for the twelve month periods ending June 30, 2010, 2011 and 2012 exceed $49,500, the Company would be required to pay an amount equal to $3,000, less amounts already payable and paid pursuant to the earn-out. The holders of the noncontrolling interest of ETC will make a payment to the Company for their pro-rata portion of any future earn-out. No payments were made as of December 31, 2010. The fair value of the earn-out consideration was $2,197 and $2,031 as of December 31, 2010 and 2009, respectively.

In connection with the SFS acquisition, the Company recorded an intangible asset of $2,300 relating to client relationships. Management views customer relationships as the primary intangible asset of SFS, as management believes the customer relationships are stable and recurring. The intangible asset was valued at the date of acquisition at its fair value, as determined by management and is being amortized over an estimated useful life of seven years. The Company recognized $328 and $219 of amortization expense related to this intangible asset for the years ended December 31, 2010 and 2009, respectively.

Goodwill and intangible assets recognized as a result of the acquisition of SFS are included in the Investment Management Segment.

The seller did not maintain U.S. GAAP basis financial statements for SFS. The Company is unable to independently substantiate the significant assumptions that must be made in order to compile U.S. GAAP basis financial statements for prior periods from what was provided by the seller. As a result, the Company believes it is impracticable to disclose pro forma financial information. The Company’s consolidated results include revenue from ETC of $18,947 and $9,594 for the years ended December 31, 2010 and 2009, respectively, and pre-tax income from ETC of $5,241 and $668 for the years ended December 31, 2010 and 2009, respectively.

ETC, whose business is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The $10,000 is included in Assets Segregated for Bank Regulatory Requirements on the Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of December 31, 2010.

EAM – On April 1, 2009, the Company invested an additional $2,000 in EAM, increasing its ownership to 51%. As a result, the Company consolidated its investment in EAM effective April 1, 2009. As part of this agreement, EAM has released the Company from all non-compete arrangements. The transaction resulted in goodwill and intangible assets of $6,266 and $1,300, respectively, recognized in the Investment Management

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Segment. The intangible asset is being amortized over 10 years. The Company recognized $128 and $97 of amortization expense related to this intangible asset for the years ended December 31, 2010 and 2009, respectively.

Goodwill and Intangible Assets

Goodwill associated with the Company’s acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2009	$34,989	$14,775	$49,764
Acquisitions	7,173	81,057	88,230
Foreign Currency Translation	1,037	—	1,037

Balance at December 31, 2010	$43,199	$95,832	$139,031

Intangible assets associated with the Company’s acquisitions are as follows:

	December 31, 2010
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total
Client Relationships	$11,242	$44,430	$55,672	$7,120	$4,212	$11,332
Professional Licenses	275	—	275	259	—	259
Acquired Mandates	1,810	—	1,810	384	—	384
Non-compete/Non-solicit Agreements	518	1,780	2,298	380	208	588
Other	714	1,800	2,514	703	71	774

Total	$14,559	$48,010	$62,569	$8,846	$4,491	$13,337

	December 31, 2009
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total
Client Relationships	$8,448	$3,600	$12,048	$4,553	$318	$4,871
Professional Licenses	290	—	290	202	—	202
Non-compete/Non-solicit Agreements	404	—	404	290	—	290
Other	756	—	756	558	—	558

Total	$9,898	$3,600	$13,498	$5,603	$318	$5,921

Expense associated with the amortization of intangible assets was $7,669, $2,192 and $1,882 for the years ended December 31, 2010, 2009 and 2008, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Based on the intangible assets above, as of December 31, 2010, annual amortization of intangibles for each of the next five years is as follows:

2011	$9,079
2012	$8,844
2013	$7,618
2014	$5,324
2015	$3,669

For the year ended December 31, 2010, the Company concluded that there was no impairment of Goodwill or Intangible Assets.

Note 5 – Special Charges and Acquisition and Transition Costs

Special Charges

The Company recorded noncash Special Charges of $20,129 for the year ended December 31, 2009 related to the cancellation of 738 unvested employee RSUs and 250 unvested LP Units, as well as costs associated with the U.S. Private Equity restructuring and other cost management initiatives.

The Company recorded Special Charges of $4,132 for the year ended December 31, 2008, which included charges in connection with the write-off of certain capitalized costs associated with Evercore Capital Partners capital raising, charges related to accelerated share-based vesting associated with the retirement of the Company’s former Co- Chief Executive Officer and employee severance and other costs related to the closing of the Los Angeles office. The write-off of capitalized costs were expensed in 2008 when the Company cancelled its activities to raise a new private equity fund; these costs would have been recoverable by the Company if a new private equity fund had been raised. The charges related to the accelerated share-based vesting were accounted for as a Type I (i.e., Probable to Probable) modification under ASC 718. The employee severance and other costs relating to the closing of the Los Angeles office were recognized during 2008 when the Company began and completed its reorganization of the U.S. Private Equity operations, which included termination of employees and a loss incurred on the subletting of the Los Angeles office space.

The expensing of these specific charges in 2009 and 2008 had the effect of reducing operating expenses in future periods. Generally, the equity-based awards are expensed over four years. The operating lease for the Los Angeles office space had an aggregate annual remaining commitment of approximately $420 over the three years following the office closing.

Acquisition and Transition Costs

The Company has recognized $3,399, $712 and $1,596 for the years ended December 31, 2010, 2009 and 2008, respectively, as Acquisition and Transition Costs incurred in connection with recent acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.

Note 6 – Related Parties

The Company remits payment for expenses on behalf of the private equity funds and is reimbursed accordingly. For the years ended December 31, 2010, 2009 and 2008, the Company disbursed $1,301, $1,313 and $1,645, respectively, on behalf of these entities.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $8,346, $5,031 and $11,202 for the years ended December 31, 2010, 2009 and 2008 respectively.

Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Advances to Employees	$1,994	$3,494
Personal Expenses Paid on Behalf of Employees and Related Parties	240	17
Reimbursable Expenses Due From Portfolio Companies of the Company’s Private Equity Funds	485	675
Reimbursable Expenses Relating to the Private Equity Funds	746	1,049

Receivable from Employees and Related Parties	$3,465	$5,235

Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Board of Director Fees	$205	$175
Amounts Due Pursuant to Tax Receivable Agreements (a)	3,976	2,571

Payable to Employees and Related Parties	$4,181	$2,746

(a)	Relates to the current portion of the Member exchange of Evercore LP partnership units for common shares of the Company. The long-term portion of $97,427 and $67,687 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2010 and 2009, respectively.

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of December 31, 2010 and 2009 are as follows:

	December 31, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$7,126	$45	$—	$7,171	$97,921	$3,311	$9	$101,223
Municipal Bonds	16,910	107	15	17,002	28,399	72	6	28,465
Other Debt Securities	1,000	—	—	1,000	4,455	15	—	4,470
Seed Capital Investments	14,112	2,250	25	16,337	4,948	2,066	105	6,909

Total Available-for-Sale	39,148	2,402	40	41,510	135,723	5,464	120	141,067
Debt Securities Carried by EGL	50,837	501	18	51,320	—	—	—	—

Total	$89,985	$2,903	$58	$92,830	$135,723	$5,464	$120	$141,067

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Scheduled maturities of the Company’s available-for-sale debt securities as of December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$17,183	$17,265	$49,726	$50,077
Due after one year through five years	7,853	7,908	81,049	84,081

Total	$25,036	$25,173	$130,775	$134,158

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2010.

Debt Securities

The Company invests in corporate and municipal bonds, which are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. The Company had realized gains of $3,450 and $641 for the years ended December 31, 2010 and 2009, respectively.

Seed Capital Investments

Seed Capital Investments include equity securities and their equivalents, which include debt securities with a fair value of $214 at December 31, 2009, all with maturities of greater than 10 years. The Company incurred $1,653 of realized gains for the year ended December 31, 2010. During the first quarter of 2009, the Company assessed its treasury and investment activities including the Seed Capital Investments managed by EAM and, as a result, the Company transferred these securities from trading to available-for-sale. Accordingly, these securities are stated at quoted market value with unrealized gains and losses, which have occurred since the date of transfer, included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. Prior to the transfer, the Company incurred $758 of realized and unrealized losses on Seed Capital Investments during 2009. Subsequent to the transfer, the Company incurred $1,103 of realized gains for the year ended December 31, 2009. The Company incurred $4,317 of realized and unrealized losses for the year ended December 31, 2008.

Debt Securities Carried by EGL

During the first quarter of 2010, EGL began to invest in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Consolidated Statement of Operations, as required by the accounting for broker-dealers in securities. The Company had $481 of net unrealized gains for the year ended December 31, 2010.

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through PCB, enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 2.6 years, as of December 31, 2010, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB and permit the counterparty to pledge the securities.

As of December 31, 2010 and 2009, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions is as follows:

	December 31, 2010		December 31, 2009
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$52,217		$122,618
Securities Purchased Under Agreements to Resell	126,401	$126,386	184,118	$183,957

Total Assets	$178,618		$306,736

Liabilities
Securities Sold Under Agreements to Repurchase	$(178,683)	$(178,603)	$(306,894)	$(306,576)

Note 9 – Investments

The Company’s investments reported on the Consolidated Statements of Financial Condition consist of investments in private equity partnerships and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on our private equity investments are included within Investment Management Revenue. The Company’s share of earnings (losses) on our investments in Pan and G5 are included within Income (Loss) from Equity Method Investments on the Consolidated Statements of Operations.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Investments in Private Equity

The Company’s investments in private equity partnerships include investments in Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”), Discovery Americas I, L.P. (the “Discovery Fund”), Evercore Mexico Capital Partners II, CSI Capital, L.P. (“CSI Capital”) and Trilantic. Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.

The Company has concluded that EP II L.L.C., the general partner of ECP II, is a VIE pursuant to ASC 810 (formerly FIN 46(R)). The Company owns 8%-9% of the carried interest earned by the general partner of ECP II. The Company’s assessment of the design of EP II L.L.C. resulted in the determination that the Company is not acting as an agent for other members of the general partner and is a passive holder of interests in the fund, evidenced by the fact that the Company is a non-voting, non-managing member of the general partner and accordingly, has no authority in directing the management operations of the general partner. Furthermore, the Company will not absorb the majority of the expected losses or receive a majority of the expected residual returns, should they occur. Accordingly, the Company has concluded that it is not the primary beneficiary of EP II L.L.C.

As a result of its investment in CITIC Securities International Partners, LTD (“CSIP”), during 2010, the Company made an investment of $3,164 in CSI Capital, a China focused fund affiliated with CSIP, representing approximately 58% of the Company’s existing commitment to CSI Capital.

A summary of the Company’s investment in the private equity funds as of December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009
ECP II	$4,856	$6,220
Discovery Americas I, L.P.	2,734	2,603
EMCP II	7,580	4,409
CSI Capital	3,361	—
Trilantic	559	—

Total Private Equity Funds	$19,090	$13,232

Net realized and unrealized gains (losses) on private equity fund investments, including incentive fees, were $2,148, ($5,179) and $1,664 for years ended December 31, 2010, 2009 and 2008, respectively. In the event the fund performs poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2010, the Company had $2,701 of previously received carried interest that may be subject to repayment.

Trilantic

During the first quarter of 2010, the Company made an equity method investment in Trilantic. This investment had a balance of $15,840 as of December 31, 2010.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Equity Method Investments

A summary of the Company’s other equity investments as of December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009
Pan	$2,939	$4,099
G5	21,498	—

Total Other Equity Investments	$24,437	$4,099

Pan

In 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at December 31, 2010. This investment resulted in losses of $621, $1,406 and $371 for the years ended December 31, 2010, 2009 and 2008, respectively.

G5

During the fourth quarter of 2010, the Company made an equity method investment in G5. This investment resulted in a gain of $64 for the year ended December 31, 2010. See Note 4 for a further discussion.

Cost Basis Investments

In 2009, the Company invested $1,250 in CSIP in exchange for a 5% noncontrolling interest in the entity. CSIP and the Company focus on providing leading independent investment M&A advisory and investment management service, effecting transactions between China and other international markets. This investment is accounted for on the cost basis.

Note 10 – Fair Value Measurements

The Company adopted ASC 820, as of January 1, 2008, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. The adoption did not have a material impact on the results of the Company. ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily-available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The following table presents the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	December 31, 2010
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$—	$89,931	$—	$89,931
Seed Capital Investments	15,588	749	—	16,337
Financial Instruments Owned and Pledged as Collateral at Fair Value	52,217	—	—	52,217

Total Assets Measured At Fair Value	$67,805	$90,680	$—	$158,485

	December 31, 2009
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities	$—	$134,158	$—	$134,158
Seed Capital Investments	6,695	214	—	6,909
Financial Instruments Owned and Pledged as Collateral at Fair Value	122,618	—	—	122,618

Total Assets Measured At Fair Value	$129,313	$134,372	$—	$263,685

(1)	Includes $13,438 of municipal bonds classified within Cash and Cash Equivalents on the Consolidated Statement of Financial Condition as of December 31, 2010.

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

The Company had no transfers between fair value levels during the twelve months ended December 31, 2010.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 11 – Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2010	2009
Furniture and Office Equipment	$5,877	$3,814
Leasehold Improvements	13,995	7,673
Computer and Computer-related Equipment	6,353	5,477

Total	26,225	16,964
Less: Accumulated Depreciation and Amortization	(11,302)	(8,747)

Furniture, Equipment and Leasehold Improvements, Net	$14,923	$8,217

Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $2,408, $2,325 and $2,307 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 12 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 of Senior Notes and warrants to purchase 5,455 shares of Evercore Class A common stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Consolidated Statement of Financial Condition. The Senior Notes have an effective yield of 7.94%. At December 31, 2010, the fair value of the Company’s Senior Notes exceeded their aggregate carrying value by approximately $20,000. The fair value of the Company’s Senior Notes was estimated based on a present value analysis utilizing aggregate market yields for similar financial instruments.

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2010, the future payments required on the Senior Notes, including principal and interest were as follows:

2011	$6,240
2012	6,240
2013	6,240
2014	6,240
2015	6,240
Thereafter	151,200

Total	$182,400

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

The Company made no contributions for the years ended December 31, 2010, 2009 and 2008.

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

The Company made contributions to the Evercore Europe Plan for the years ended December 31, 2010, 2009 and 2008 totaling $1,496, $1,317 and $1,494, respectively.

Note 14 – Evercore Partners Inc. Stockholders’ Equity

Offerings – During 2010, the Company had an offering of 2,954 shares of Class A common stock, resulting in an increase to Common Stock and Additional Paid-In-Capital of $29 and $77,573, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. The Company also had an offering of 3,722 shares of Class A common stock during 2009, resulting in an increase to Common Stock and Additional Paid-In-Capital of $37 and $70,084, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2009. The Company used all of the proceeds from these offerings to purchase from certain holders, including members of the Company’s senior management, a number of outstanding LP Units that was equal to the number of newly-issued shares of Class A common stock sold by the

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Company in the offering. These purchases resulted in a decrease to Additional Paid-In-Capital of $69,828 and $65,439 on the Company’s Consolidated Statements of Financial Condition as of December 31, 2010 and 2009, respectively. See Note 15 for the impact of these transactions on Noncontrolling Interest.

Additionally, the above transactions resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $36,959, $31,415 and $5,544, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010 and Deferred Tax Assets – Current, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $903, $36,851, $32,090 and $5,664, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2009. See Note 18 for estimated future payments related to the tax receivable agreement.

Dividends – The Company’s Board of Directors declared on January 31, 2011, a quarterly cash dividend of $0.18 per share, to the holders of Class A common stock as of February 25, 2011, which will be paid on March 11, 2011. During the year ended December 31, 2010, the Company declared and paid dividends of $0.63 per share, totaling $12,358. During the year ended December 31, 2009, the Company declared and paid dividends of $0.51 per share, totaling $8,217. See Note 17 for information related to the Company’s dividend equivalent units.

Treasury Stock – During 2010, the Company purchased 436 Class A common shares from employees at market values ranging from $23.31 to $36.97 per share for the net settlement of stock-based compensation awards and 850 Class A common shares at market values ranging from $23.72 to $30.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $35,053 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. During 2010, the Company issued 582 Class A common shares from treasury stock in conjunction with the Company’s acquisitions and investments. The result of these issuances was a decrease in Treasury stock of $13,271 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. During 2009, the Company purchased 255 Class A common shares from employees at market values ranging from $11.16 to $30.53 per share for the net settlement of stock-based compensation awards. The Company also purchased 56 shares pursuant to the Company’s share repurchase program at market values ranging from $10.32 to $12.38 per share. The result of these repurchases was an increase in Treasury Stock of $4,706 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2009.

LP Units – During 2010, 77 LP Units were gifted by employees to various charities and exchanged for Class A common shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $1 and $554, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. During 2009, 189 LP Units were gifted by employees to various charities and exchanged for Class A common shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $2 and $299, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2009. See “Offerings” above for additional LP Unit transactions.

The above transactions also resulted in a step-up in the tax basis of the assets of Evercore LP, which increased both Deferred Tax Assets – Non-Current and Additional Paid-In-Capital by $4,668 and $2,289 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010 and 2009, respectively.

In April 2010, the Company purchased 71 LP Units from a noncontrolling interest holder for $2,325.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss) – As of December 31, 2010, Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Statement of Financial Condition includes accumulated Unrealized Gain (Loss) on Marketable Securities, net and Foreign Currency Translation Adjustment of ($64) and ($4,129), respectively.

Note 15 – Noncontrolling Interest

Noncontrolling Interest recorded in the consolidated financial statements of the Company relates to a 33% interest in Evercore LP, a 28% interest in PCB, a 35% interest in EWM, a 49% interest in EAM, a 34% equity interest in Atalanta Sosnoff, a 29% interest in Institutional Equities and a 14% interest in ETC, not owned by the Company at December 31, 2010. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and ETC have rights, in certain circumstances, to convert into Class A common shares.

Changes in Noncontrolling Interest for the years ended December 31, 2010, 2009 and 2008 were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Beginning balance	$29,361	$15,978	$46,699
Comprehensive income
Operating income (loss)	8,851	1,816	(4,850)
Other comprehensive income (loss)	(754)	4,546	(10,190)

Total comprehensive income (loss)	8,097	6,362	(15,040)
Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(9,834)	(5,623)	(671)
Issuance and sale of LP Units	—	15,000	—
Amortization and Vesting of LP Units	20,059	8,552	—
Distributions to Noncontrolling Interests – Evercore LP Limited Partners	(19,513)	(19,741)	(16,578)
Fair value of noncontrolling interest in EAM	—	5,068	—
Fair value of noncontrolling interest in ETC	—	2,704	—
Fair value of noncontrolling interest in AS	33,139	—	—
Issuance of noncontrolling interest in IE	4,381	—	—
Other	852	1,061	1,568

Total other items	29,084	7,021	(15,681)

Ending balance	$66,542	$29,361	$15,978

In February 2010, the Company issued 500 LP Units in exchange for a minority economic interest in Trilantic. At December 31, 2014, at the option of the holder, these LP Units are exchangeable on a one-for-one basis for Class A common stock of the Company or may be redeemed for cash of $16,500. This transaction resulted in Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $74 for the year ended December 31, 2010.

In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

cash, at their fair value, at the earlier of the first anniversary of the purchase transaction or upon death, permanent disability, termination of services without cause or resignation. Accordingly, these capital interests have been reflected at their fair value of $9,242 within Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition at December 31, 2010.

Note 16 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the years ended December 31, 2010, 2009 and 2008 are described and presented below.

	For the Years Ended December 31,
	2010		2009		2008
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) attributable to Evercore Partners Inc.	$8,954		$(1,570)		$(4,713)
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 15)	(74)		—		—

Net income (loss) attributable to Evercore Partners Inc. common shareholders	$8,880		$(1,570)		$(4,713)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	19,655		15,545		13,072

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$0.45		$(0.10)		$(0.36)

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$8,880		$(1,570)		$(4,713)
Add (deduct)—dilutive effect of:
Noncontrolling Interest related to the assumed exchange of Evercore LP partnership units for Class A common shares	(a	)	(a	)	(a	)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)	(a	)
Associated Interest Expense pursuant to conversion of Warrants Issued	(b	)	(b	)	(b	)

Diluted Net Income (Loss) Available for Class A common shareholders	$8,880		$(1,570)		$(4,713)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	19,655		15,545		13,072
Add—dilutive effect of:
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs, as calculated using the Treasury Stock	1,892		(c	)	(c	)
Assumed conversion of Warrants issued	1,421		(b	)	(b	)

Diluted weighted average shares of Class A common stock outstanding	22,968		15,545		13,072

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. common shareholders	$0.39		$(0.10)		$(0.36)

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(a)	During the years ended December 31, 2010, 2009 and 2008, the LP Units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 13,724, 14,467 and 15,134 for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)	For the years ended December 31, 2009 and 2008, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 5,455 for the years ended December 31, 2009 and 2008, reduced for the impact of the Treasury Stock Method, if applicable. ASC 260, “Earnings per Share,” requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method.

(c)	During the years ended December 31, 2009 and 2008, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs as calculated using the Treasury Stock Method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 1,877 and 216 for the years ended December 31, 2009 and 2008, respectively. Antidilution is the result of the Company having a loss for the years ended December 31, 2009 and 2008.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

Note 17 – Stock-Based Compensation

2006 Stock Incentive Plan

In 2006 the Company’s stockholders and board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company’s Class A common stock. The total number of shares of Class A common stock which may be issued under the 2006 Plan is 20,000 and the Company intends to use newly-issued shares of Class A common stock to satisfy any awards under the 2006 Plan. Shares of Class A common stock underlying any award granted under the 2006 Plan that expire, terminate or are cancelled or satisfied for any reason without being settled in stock again become available for awards under the 2006 Plan. The total shares available to be granted in the future under the 2006 Plan were 9,549 and 10,665 as of December 31, 2010 and 2009, respectively.

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

During 2009, in conjunction with the Second Amended and Restated Limited Partnership Agreement of Evercore LP, the event-based vesting terms for unvested partnership units, and certain other awards, that would have been triggered if two of the three Evercore founders did not continue to be employed by or serve as a director of Evercore Partners Inc. or its affiliates or if the founders and certain associated entities ceased to beneficially own a specified percentage of their Evercore equity were deleted and replaced with more traditional time-based vesting provisions. The unvested partnership units now vest ratably on December 31, 2011, 2012 and 2013 so long as the equity holder remains employed with Evercore Partners Inc., Evercore LP or their affiliates on such dates. The Company is expensing the fair value of the awards, prospectively, over the service period. Compensation expense related to the amortization of these partnership units was $20,060 and $8,552 for the years ended December 31, 2010 and 2009, respectively.

Event-based Awards

Pursuant to the 2006 Plan, the Company granted to the Company’s employees 2,286 RSUs (“Event-based Awards”), which are convertible into Class A common stock on a one-for-one basis once vested. 1,198 of these Event-based Awards have since fully vested and, as a result, the Company recorded compensation expense equal to the value of these fully-vested awards. The remaining unvested Event-based Awards vest upon the earliest to occur of the following events:

•

when the founding members (“Founding Members”) and chairman of Protego, and trusts benefiting their families and permitted transferees, collectively, cease to beneficially own at least 50% of the aggregate LP Units owned by them at the time of the Reorganization;

•	a change of control of the Company; or

•

two of the Founding Members and the chairman of Protego are not employed by, or do not serve as a director of, Evercore Partners Inc. or one of its affiliates within a 10-year period following the IPO.

In addition, 100% of a Member’s unvested Event-based Awards will vest if such Member dies or becomes disabled while employed by the Company.

Mr. Beutner, one of the Founding Members, retired from the Company in 2008. Management has assessed the impact of Mr. Beutner’s retirement on Event-based Awards vesting events discussed above and has

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

concluded that no such condition has become probable at this time. Management has concluded that, at December 31, 2010, the disassociation of Mr. Altman or Mr. Aspe with the Company within 10 years subsequent to the IPO date is not probable. Further, there are not any stated changes in the intentions of either Mr. Altman or Mr. Aspe to terminate their employment or current roles and functions with the Company. Accordingly, management has concluded, at December 31, 2010, it is not probable that the conditions relating to the vesting of unvested Event-based Awards will be achieved or satisfied.

Equity Grants

The Company grants new and existing employees RSUs and restricted stock. Certain of these awards vest upon the same terms as Event-based Awards and certain of these awards are Service-based Awards.

2010 Equity Grants. During 2010, pursuant to the 2006 Plan, the Company granted employees 1,474 RSUs that are Service-based Awards. Service-based Awards granted during 2010 had grant date fair values of $23.31 to $35.79 per share. During 2010, 1,457 Service-based Awards and 2 Event-based Awards vested, and 32 Service-based Awards were forfeited, excluding the below agreement, and 50 Event-based Awards were forfeited. Compensation expense related to all grants of stock-based awards including compensation expense related to the amortization of the LP Units was $55,445 for the year ended December 31, 2010.

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

During 2010, the Company amended the terms of a Service-based Award with respect to 97 RSUs. Due to this amendment, $2,686 was reclassified from Additional Paid-In-Capital to Other Current Liabilities on the Consolidated Statement of Financial Condition.

2009 Equity Grants. During 2009, pursuant to the 2006 Plan, excluding RSUs granted in conjunction with the appointment of the President and Chief Executive Officer, the Company granted employees 2,663 RSUs that are Service-based Awards. Certain of these awards also contain performance criteria. Service-based awards granted in 2009 had grant date fair values of $11.73 to $33.52 per share. During 2009, no Event-based Awards vested. Compensation expense related to all grants of Service-based Awards, excluding RSUs granted in conjunction with the appointment of the President and Chief Executive Officer, compensation expense related to the amortization of the partnership units and the below forfeitures was $26,958 for the year ended December 31, 2009.

During 2009, in accordance with and pursuant to the terms of the 2006 Plan, 900 RSUs were granted in conjunction with the appointment of the President and Chief Executive Officer of the Company. The vesting of these RSUs is contingent on the achievement of certain market conditions subject to continuous employment of the President and Chief Executive Officer of the Company through the fifth anniversary of his appointment (or if prior to the fifth anniversary, employment is terminated by the Company without cause or by the President and Chief Executive Officer for good reason or due to his death or disability). The RSUs are segregated into five groups of 180 RSUs each with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days. The Company utilized an outside service provider to assist it in determining the fair value of each award and is expensing each award ratably over the implied service period

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

represented by the five year service requirement. The Company maintained full responsibility for the valuation. As the awards contain market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. During 2009, 540 RSUs satisfied their market condition. Compensation expense related to this award was $1,120 for the year ended December 31, 2009.

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

2008 Equity Grants. During 2008, pursuant to the 2006 Plan, the Company granted employees 441 LP Units and 60 RSUs that are Event-based Awards and 75 shares of restricted stock and 2,066 RSUs that are Service-based Awards. These awards had grant date fair values of $9.70 to $21.33 per share. During 2008, no Event-based Awards vested. Compensation expense related to all grants of Service-based Awards was $29,380 for the year ended December 31, 2008.

During 2008, the Company issued Performance-based equity awards having a grant date fair value of $1,000. The delivery of such awards was conditioned on the grantee satisfying certain vesting and other performance requirements outlined in the award agreement. During 2009, this award was forfeited.

The following table summarizes activity related to stock-based compensation awards during the year ended December 31, 2010:

	Event-based Awards		Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2010	685	$14,129	9,787	$177,510
Granted	—	—	1,474	42,130
Modified	—	—	(60)	(1,523)
Forfeited	(50)	(1,057)	(307)	(4,002)
Vested	(2)	(38)	(1,457)	(27,345)

Unvested Balance at December 31, 2010	633	$13,034	9,437	$186,770

As of December 31, 2010, the total compensation cost related to unvested Service-based Awards not yet recognized was $122,482. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 28 months.

The total income tax benefit related to stock-based compensation arrangements recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 was $9,392 and $5,290 and $4,695 respectively.

During the first quarter of 2011, as part of the 2010 bonus awards, the Company granted to certain employees approximately 1.4 million unvested RSUs pursuant to the 2006 Plan and $9.2 million of deferred cash awards. These awards vest over four years.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 18 – Commitments and Contingencies

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $13,225, $9,156 and $9,308 for the years ended December 31, 2010, 2009 and 2008, respectively.

In conjunction with the lease of office space in New York and San Francisco, the Company has entered into letters of credit in the amounts of approximately $5,000, which are secured by cash which is included in Other Assets on the Company’s Consolidated Statements of Financial Condition.

During 2010, in conjunction with agreements to lease additional office space and the Company’s acquisition of Atalanta Sosnoff, the Company’s annual base rental payments increased approximately $3,800. In conjunction with these leases, the Company entered into irrevocable letters of credit of approximately $600.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $593, $511 and $303 for the years ended December 31, 2010, 2009 and 2008, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Consolidated Statements of Operations.

As of December 31, 2010, the approximate aggregate minimum future payments required on the operating leases are as follows:

2011	$17,568
2012	16,392
2013	15,775
2014	15,011
2015	13,602
Thereafter	97,298

Total	$175,646

Capital Leases – The Company has entered into various capital leases for office equipment. As of December 31, 2010, the leases had an aggregate outstanding balance of $79. Interest expense on capital leases for the years ended December 31, 2010, 2009 and 2008 was $4, $7 and $2, respectively.

The Company’s net investment in these leases, which is included in Furniture, Equipment and Leasehold Improvements, Net, as of December 31, 2010 and 2009, was as follows:

	December 31,
	2010	2009
Capitalized Office Equipment Leases	$628	$634
Accumulated Depreciation	(550)	(503)

Net Investment	$78	$131

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2010, the approximate aggregate minimum future payments required on the capital leases are as follows:

2011	$52
2012	14
2013	13
2014	—
2015	—

Total Future Minimum Lease Payments	79
Less Interest Discount	(4)

Total Present Value of Future Minimum Lease Payments	75
Less Current Portion	(52)

Long-term Portion	$23

Other Commitments – As of December 31, 2010, the Company has unfunded commitments for capital contributions of $8,069 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

In addition, during 2010, the Company entered into contracts which have one to three year terms and aggregate minimum annual payments and cancellation fees of approximately $500 and $820, respectively.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $8,100 and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

During 2009, the Company committed an additional $1,250 to CSIP that is callable on demand by CSIP’s Board of Directors.

As a result of the offerings of common stock which occurred during 2010 and 2009, the Amounts Due Pursuant to Tax Receivable Agreements increased to $97,427. As of December 31, 2010, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $101,158. The Company expects to pay to the counterparties to the Tax Receivable Agreement $3,983 within one year or less, $15,219 in one to three years, $16,912 in three to five years and $65,044 after five years.

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

Pursuant to the agreement related to the Institutional Equities business, the Company is committed to maintain at least $50,000 of Member’s equity in EGL as measured in accordance with U.S. GAAP.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

During 2008, the Company committed to purchase preferred equity of Pan. The equity may be drawn down over the next three years, subject to the Company’s Board’s approval. As of December 31, 2010, the Company had $5,600 of remaining commitment to Pan.

The Company also has commitments related to its redeemable noncontrolling interests. See Note 15 for further information.

See Note 4 for the Company’s commitments related to the earn-out consideration for acquisitions.

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

Note 19 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of December 31, 2010 and 2009 was $62,583 and $75,025, respectively, which exceeded the minimum net capital requirement by $60,738 and $74,028, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the OCC and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

in Assets Segregated for Bank Regulatory Requirements on the Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements for 2010.

Note 20 – Income Taxes

Prior to August 10, 2006, the Company had not been subject to U.S. federal income tax, but had been subject to the New York City UBT and New York City general corporate tax on its U.S. earnings, and certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the Reorganization, the operating business entities of the Company were restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2010 and 2009, were $404 and $0, respectively.

The following table presents the U.S. and non-U.S. components of Income (Loss) before income tax expense:

	For the Years Ended December 31,
	2010	2009	2008
U.S.	$29,277	$34,871	$5,071
Non-U.S.	(4,443)	(16,909)	(9,605)

Income (Loss) before Income Tax Expense(a)	$24,834	$17,962	$(4,534)

(a)	Net of Noncontrolling Interest.

The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 consist of:

	For the Years Ended December 31,
	2010	2009	2008
Current:
Federal	$9,203	$7,647	$3,425
Foreign	931	1,460	(2,297)
State and Local	2,847	4,574	1,832

Total Current	12,981	13,681	2,960
Deferred:
Federal	3,083	2,160	(1,555)
Foreign	(340)	2,999	(272)
State and Local	156	692	(954)

Total Deferred	2,899	5,851	(2,781)

Total	$15,880	$19,532	$179

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

A reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	For the Years Ended December 31,
	2010	2009	2008
Reconciliation of Federal Statutory Tax Rates
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Increase (Decrease) Due to State and Local Taxes	7.5%	23.4%	(13.6)%
Rate Benefits as a Limited Liability Company/Flow Through	(9.9)%	(17.4)%	(19.8)%
Foreign Taxes	1.0%	(15.1)%	19.2%
Non-Deductible Expenses(1)	13.1%	32.0%	(11.2)%
Valuation Allowances	0.8%	38.0%	(9.1)%
Other Adjustments	(0.3)%	2.9%	(2.4)%

Effective Income Tax Rate	47.2%	98.8%	(1.9)%

(1)	Primarily related to non-deductible share-based compensation expense.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Current Deferred Tax Assets:
Step up in tax basis due to the exchange of Evercore LP Partnership Units for Shares of Class A Common Stock	$5,092	$3,841

Total Current Deferred Tax Asset	$5,092	$3,841

Long-term Deferred Tax Assets:
Depreciation and Amortization	$5,793	$4,308
Compensation and Benefits	28,631	20,896
Step up in tax basis due to the exchange of Evercore LP Partnership Units for Shares of Class A Common Stock	110,228	76,630
Other	8,056	6,818

Total Long-term Deferred Tax Assets	$152,708	$108,652

Long-term Deferred Tax Liabilities:
Goodwill and Investments	$9,994	$6,904

Total Long-term Deferred Tax Liabilities	$9,994	$6,904

Net Long-term Deferred Tax Assets Before Valuation Allowance	$142,714	$101,748
Valuation Allowance	(8,553)	(8,358)

Net Long-term Deferred Tax Assets	$134,161	$93,390

The increase in net deferred tax assets, before valuation allowance, from December 31, 2009 to December 31, 2010 was primarily attributable to an increase in the tax basis of the tangible and intangible assets

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

of Evercore LP, which resulted from the 2010 offering of Class A common stock and Members gifting LP units to various charities. During 2010, the Company had an offering of 2,954 shares of Class A common stock. This transaction resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $36,959, $31,415 and $5,544, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. See Note 14 for further discussion.

Additionally, the increase in net deferred tax assets, before valuation allowance, from December 31, 2009 to December 31, 2010 was also attributable to a $7,735 increase in compensation deductions for financial reporting purposes associated with the amortization of RSU awards during the period and $1,485 related to the depreciation of fixed assets and amortization of intangible assets and start-up costs associated with the ETC, Braveheart and Protego acquisitions.

The Company recorded an increase (decrease) in deferred tax assets of $419 and ($1,716) associated with changes in Accumulated Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009, respectively.

In 2010 and 2009, the Company concluded that the recoverability of its deferred tax assets in certain of its foreign subsidiaries was not more-likely-than-not to be recoverable, as required by ASC 740. As a result of the assessment, the Company concluded that the net deferred tax assets of these foreign subsidiaries required a full valuation allowance. With respect to net operating loss carry-forwards associated with the foreign subsidiaries, a valuation allowance of $8,553 has been established to fully offset the associated deferred tax assets, consisting of $197 and $7,506 reported in the 2010 and 2009 periods, respectively. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The Company’s net operating loss and tax credit carryforwards primarily relate to carryforwards of $21,953 and $3,421 in the U.K. and Mexico at December 31, 2010 and 2009, respectively, which may be carried forward indefinitely in the U.K. and until 2017 in Mexico, subject to various limitations.

A reconciliation of the changes in tax positions for the years ended December 31, 2010, 2009 and 2008 are as follows:

	December 31,
	2010	2009	2008
Beginning unrecognized tax benefit	$2,728	$1,717	$2,535
Additions for tax positions of prior years	—	1,011	—
Reductions for tax positions of prior years	—	—	(818)
Lapse of Statute of Limitations	(716)	—	—

Ending unrecognized tax benefit	$2,012	$2,728	$1,717

Included in the balance of unrecognized tax benefits at December 31, 2010 and 2009, are $1,981 and $2,683, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. The

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Company accrued interest and penalties of $199 and $0, respectively, during 2010 related to the unrecognized tax benefits noted above and, as of December 31, 2010, the Company has recognized a liability for penalties and interest of $561 and $717, respectively. The Company accrued interest and penalties of $298 and $228, respectively, during 2009 related to the unrecognized tax benefits noted above and, as of December 31, 2009, the Company has recognized a liability for penalties and interest of $739 and $939, respectively.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2010 will decrease within 12 months by an amount up to $1,154 as a result of the lapse of the statute of limitations in various taxing jurisdictions. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the next year.

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

As of December 31, 2010, the Company has securities purchased under agreements to resell of $126,401 for which the Company has received collateral with a fair value of $126,386. Additionally, the Company has securities sold under agreements to repurchase of $178,683 at December 31, 2010, for which the Company has pledged collateral with a fair value of $178,603. To reduce the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell, the Company has established risk management procedures to monitor the exposure. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for bad debts to provide coverage for probable losses from customer receivables and derives the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. At December 31, 2010 and 2009 total receivables amounted to $49,625 and $24,560, net of an allowance. The

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $1,008, $444 and $196 in the years ended December 31, 2010, 2009 and 2008, respectively.

With respect to the Company’s Marketable Securities portfolio, which is comprised of highly-rated corporate and municipal bonds and Seed Capital Investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of December 31, 2010, the Company had Marketable Securities of $92,830, of which 82% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 18% were Seed Capital Investments.

Note 22 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. During 2010, the Investment Banking segment (formerly called the Advisory segment) expanded to include services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. During the second quarter of 2010, the Investment Management segment expanded to include the acquisitions of Atalanta Sosnoff and Morse Williams.

The Company’s segment information for the years ended December 31, 2010, 2009 and 2008 is prepared using the following methodology:

•	Revenue, expenses and income (loss) from equity method investments directly associated with each segment are included in determining pre-tax income.

•	Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount and other factors.

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, charges associated with the follow-on offering of the Company’s Class A common stock and vesting of certain Event-based Awards, a 2007 severance agreement, deferred consideration pursuant to the Braveheart Sale and Purchase Agreement in 2008, Special Charges in conjunction with the cancellation of employee share-based awards, the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, Acquisition and Transition Costs incurred

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

in connection with the consummation of the Company’s acquisition of SFS and the formation of ETC and amortization of intangibles associated with acquisitions.

The Company evaluates segment results based on net revenue and pre-tax income, both including and excluding the impact of the Other Expenses.

The following information provides a reasonable representation of each segment’s contribution.

	For the Years Ended December 31,
	2010	2009	2008
Investment Banking
Net Revenues(1)	$301,847	$292,634	$186,628
Operating Expenses	240,312	204,399	157,097
Other Expenses(2)	19,408	17,728	9,336

Operating Income	42,127	70,507	20,195
Income from Equity Method Investments	16	—	—

Pre-Tax Income	$42,143	$70,507	$20,195

Identifiable Segment Assets	$370,329	$377,303	$290,677

Investment Management
Net Revenues(1)	$77,050	$21,911	$8,398
Operating Expenses	81,186	56,529	31,878
Other Expenses(2)	3,749	14,705	5,728

Operating Income (Loss)	(7,885)	(49,323)	(29,208)
Income (Loss) from Equity Method Investments	(573)	(1,406)	(371)

Pre-Tax Income (Loss)	$(8,458)	$(50,729)	$(29,579)

Identifiable Segment Assets	$527,756	$513,857	$448,263

Total
Net Revenues(1)	$378,897	$314,545	$195,026
Operating Expenses	321,498	260,928	188,975
Other Expenses(2)	23,157	32,433	15,064

Operating Income	34,242	21,184	(9,013)
Income (Loss) from Equity Method Investments	(557)	(1,406)	(371)

Pre-Tax Income (Loss)	$33,685	$19,778	$(9,384)

Identifiable Segment Assets	$898,085	$891,160	$738,940

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2010	2009	2008
Investment Banking(A)	$(84)	$(677)	$5,020
Investment Management(B)	(529)	(1,358)	(1,413)

Total Other Revenue, net	$(613)	$(2,035)	$3,607

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(A)	Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $4,169 and $2,742 for the years ended December 31, 2010 and 2009, respectively.

(B)	Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $3,525, $4,853 and $2,554 for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Other Expenses are as follows:

	For the Years Ended December 31,
	2010	2009	2008
Investment Banking
Deferred Consideration Pursuant to the Braveheart Sale and Purchase Agreement	$—	$—	$7,452
Amortization of LP Units and Certain Other Awards	17,532	7,910	—
Special Charges	—	7,942	—
Intangible Asset Amortization	1,876	1,876	1,884

Total Investment Banking	19,408	17,728	9,336

Investment Management
Amortization of LP Units and Certain Other Awards	3,289	1,490	—
Special Charges	—	12,187	4,132
Acquisition and Transition Costs	—	712	1,596
Intangible Asset Amortization	460	316	—

Total Investment Management	3,749	14,705	5,728

Total Other Expenses	$23,157	$32,433	$15,064

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Years Ended December 31,
	2010	2009	2008
Net Revenues:(1)
United States	$293,662	$258,209	$140,650
Europe and Other	60,605	36,078	23,410
Latin America	25,243	22,293	27,359

Total	$379,510	$316,580	$191,419

(1)	Excludes Other Revenue and Interest Expense.

Substantially all of the Company’s long-lived assets reside in the United States.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 23 – Evercore Partners Inc. (Parent Company Only) Financial Statements

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009
ASSETS
Equity Investment in Subsidiary	$362,888	$337,283
Deferred Tax Asset	134,893	94,928
Other Assets	4,516	3,192

TOTAL ASSETS	$502,297	$435,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to Related Party	$3,983	$2,578
Amounts Due Pursuant to Tax Receivable Agreement	97,427	67,687
Long-term Debt—Notes Payable	98,082	96,618
Other Liabilities	2,106	2,125

TOTAL LIABILITIES	201,598	169,008
Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 21,497,691 and 17,155,883 issued at December 31, 2010 and 2009, respectively, and 19,983,646 and 16,346,584 outstanding at December 31, 2010 and 2009, respectively)	215	172
Class B, par value $0.01 per share (1,000,000 shares authorized, 48 and 55 issued and outstanding at December 31, 2010 and 2009, respectively)	—	—
Additional Paid-In-Capital	400,719	339,495
Accumulated Other Comprehensive Income (Loss)	(4,193)	(3,760)
Retained Earnings (Deficit)	(61,504)	(56,756)
Treasury Stock at Cost (1,514,045 and 809,299 shares at December 31, 2010 and 2009, respectively)	(34,538)	(12,756)

TOTAL STOCKHOLDERS’ EQUITY	300,699	266,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$502,297	$435,403

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
REVENUES
Interest Income	$7,693	$7,594	$2,553

TOTAL REVENUES	7,693	7,594	2,553
Interest Expense	7,693	7,594	2,553

NET REVENUES	—	—	—

EXPENSES
TOTAL EXPENSES	—	—	—

OPERATING INCOME	—	—	—

Equity in Income (Loss) of Subsidiary	20,618	9,212	(3,403)
Provision for Income Taxes	11,664	10,782	1,310

NET INCOME (LOSS)	$8,954	$(1,570)	$(4,713)

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$8,954	$(1,570)	$(4,713)
Undistributed Income of Subsidiary	(20,618)	(9,729)	3,403
Accretion on Long-term Debt	1,464	1,355	431
(Increase) Decrease in Operating Assets:
Other Assets	(1,324)	2,138	1,668
Increase (Decrease) in Operating Liabilities:
Payable to Uncombined Affiliates	—	—	—
Taxes Payable	—	—	—
Notes Payable to Related Parties	—	—	(3,195)

Net Cash Used in Operating Activities	(11,524)	(7,806)	(2,406)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	23,760	13,263	(94,160)

Net Cash Provided by (Used in) Investing Activities	23,760	13,263	(94,160)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Follow-On Offerings	—	4,683	—
Issuance of Notes Payable and Warrants	—	—	120,000
Proceeds from Equity Offering	77,185	70,761	—
Purchase of Evercore LP Units	(76,763)	(70,761)	—
Debt Issuance Costs	—	—	(1,460)
Foreign Currency Translation	(300)	(446)	(15,565)
Dividends	(12,358)	(8,217)	(6,239)
ASC 740 Adjustment	—	(1,477)	(170)

Net Cash (Used in) Provided by Financing Activities	(12,236)	(5,457)	96,566

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of Year	—	—	—

CASH AND CASH EQUIVALENTS—End of Year	$—	$—	$—

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

Note C – Stockholders’ Equity

The Company is authorized to issue 1,000,000 shares of Class A common stock, par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All shares of Class A common stock and Class B common stock vote together as a single class. At December 31, 2010, the Company has issued 21,498 shares of Class A common stock. The Company cancelled seven shares of Class B common stock in exchange for $1.00, which were held by certain limited partners of Evercore LP during the twelve months ended December 31, 2010. During 2010, the Company purchased 436 Class A common shares from employees at market values ranging from $23.31 to $36.97 per share for the net settlement of stock-based compensation awards and 850 Class A common shares at market values ranging from $23.72 to $30.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $35,053 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. During 2010, the Company issued 582 Class A common shares from treasury stock in conjunction with the Company’s acquisitions and investments. The result of these issuances was a decrease in Treasury Stock of $13,271 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. During 2010, the Company had an offering of 2,954 shares of Class A common stock. See Note 14 to the consolidated financial statements for a further discussion.

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note E – Commitments and Contingencies

As of December 31, 2010, as discussed in Note 12 to the consolidated financial statements, the Company estimates the contractual obligations related to the Senior Notes to be $182,400. Pursuant to the Senior Notes, we expect to make payments to the notes’ holder of $6,240 within one year or less, $12,480 in one to three years, $12,480 in three to five years and $151,200 after five years.

As of December 31, 2010, as discussed in Note 18 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $101,158. The company expects to pay to the counterparties to the Tax Receivable Agreement $3,983 within one year or less, $15,219 in one to three years, $16,912 in three to five years and $65,044 after five years.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

SUPPLEMENTAL FINANCIAL INFORMATION

(dollars in thousands, except per share data)

Consolidated Quarterly Results of Operations (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2010 and 2009. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net Revenues	$102,188	$123,718	$64,970	$88,021
Total Expenses	93,329	106,022	68,091	77,213

Income (Loss) Before Income (Loss) from Equity Method Investments and Income Taxes	8,859	17,696	(3,121)	10,808
Income (Loss) from Equity Method Investments	(116)	(131)	(130)	(180)

Income (Loss) Before Income Taxes	8,743	17,565	(3,251)	10,628
Provision (Benefit) for Income Taxes	4,372	8,547	(1,698)	4,659

Net Income (Loss)	4,371	9,018	(1,553)	5,969
Net Income (Loss) Attributable to Noncontrolling Interest	1,084	5,488	(1,670)	3,949

Net Income Attributable to Evercore Partners Inc.	$3,287	$3,530	$117	$2,020

Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.15	$0.18	$0.01	$0.11
Diluted	$0.13	$0.17	$—	$0.09
Dividends Declared Per Share of Class A Common Stock	$0.18	$0.15	$0.15	$0.15

	For the Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net Revenues	$110,002	$83,385	$71,228	$49,930
Total Expenses	90,200	70,910	83,980	48,271

Income (Loss) Before Income (Loss) from Equity Method Investments and Income Taxes	19,802	12,475	(12,752)	1,659
Income (Loss) from Equity Method Investments	(828)	(189)	(185)	(204)

Income (Loss) Before Income Taxes	18,974	12,286	(12,937)	1,455
Provision for Income Taxes	12,499	4,602	1,373	1,058

Net Income (Loss)	6,475	7,684	(14,310)	397
Net Income (Loss) Attributable to Noncontrolling Interest	4,826	5,051	(8,267)	206

Net Income (Loss) Attributable to Evercore Partners Inc.	$1,649	$2,633	$(6,043)	$191

Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.09	$0.16	$(0.43)	$0.01
Diluted	$0.07	$0.14	$(0.43)	$0.01
Dividends Declared Per Share of Class A Common Stock	$0.15	$0.12	$0.12	$0.12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2010.

The Company’s independent registered public accounting firm has issued its written attestation report on the Company’s internal control over financial reporting, as included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the internal control over financial reporting of Evercore Partners Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 9, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 9, 2011

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2010

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	7,725,939	—	9,541,033
Equity compensation plans not approved by shareholders	—	—	—

Total	7,725,939	—	9,541,033

(1)	To date, we have issued RSUs which by their nature have no exercise price.

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

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(13)

4.1	Equity Holders Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

4.2	Indenture between Evercore Partners Inc. and The Bank of New York Mellon, as trustee, dated as of August 28, 2008(11)

4.3	Warrant, dated as of August 28, 2008(11)

10.1	Second Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of July 27, 2009(14)

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.1.2	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement dated as of February 11, 2010(18)

10.2	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.3	Registration Rights Agreement, dated as of August 10, 2006(2)

10.6	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.8	*Employment Agreement between the Registrant and Pedro Aspe(2)

10.9	*Employment Agreement between the Registrant and Robert B. Walsh(6)

10.10	*Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.11	*Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.12	*Evercore Partners Inc. 2006 Annual Incentive Plan(1)

Exhibit Number	Description
10.13	*Employment Agreement between the Registrant and Adam B. Frankel(1)

10.14	Form of Indemnification Agreement between the Registrant and each of its director nominees(1)

10.15	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.19	Form of Restricted Stock Award Agreement(6)

10.20	Form of Restricted Stock Unit Award Agreement(6)

10.22	*Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006(9)

10.23	*2007 Form Restricted Stock Unit Award Agreement(9)

10.24	*2008 Form Restricted Stock Unit Award Agreement(15)

10.25	Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners II, L.P.(15)

10.26	*Amendment to Employment Agreement dated November 7, 2008 with Dr. Pedro Carlos Aspe Armella(12)

10.27	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(8)

10.28	*Amendment to Employment Agreement dated February 12, 2008 with Austin M. Beutner(8)

10.29	* Amendment to Restricted Stock Unit Award Agreement with Adam B. Frankel(15)

10.31	Purchase Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

10.32	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman and Pedro Aspe(16)

10.33	*Subscription Agreement between the Registrant and Ralph L. Schlosstein(17)

10.33.1	Employment Agreement between the Registrant and Ralph L. Schlosstein(17)

10.34	Contribution and Exchange Agreement, dated February 11, 2010(18)

10.35	Purchase and Sale Agreement, dated as of March 4, 2010, by and among Evercore Partners Inc., Atalanta Sosnoff Capital LLC (“Atalanta Sosnoff”), Representative, LLC, in its capacity as the representative, the sellers and Martin T. Sosnoff(19)

10.36	Registration Rights Agreement, dated May 28, 2010(20)

10.37	*2011 Form Cash Unit Award Agreement (filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 16 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2007.

(6)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(7)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 6, 2007.

(8)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(10)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 21, 2008.

(11)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2008.

(13)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 6, 2009.

(14)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 27, 2009.

(15)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 13, 2009.

(16)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.

(17)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

(18)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.

(19)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.

(20)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCORE PARTNERS INC.

By:	/s/ ROBERT B. WALSH
Robert B. Walsh Chief Financial Officer

March 9, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 9th day of March, 2011.

Signature	Title

/s/ RALPH SCHLOSSTEIN Ralph Schlosstein	Chief Executive Officer (Principal Executive Officer) and Director

/s/ ROGER C. ALTMAN Roger C. Altman	Co-Chairman

/s/ PEDRO ASPE Pedro Aspe	Co-Chairman

/s/ RICHARD I. BEATTIE Richarc I. Beattie	Director

/s/ FRANCOIS DE ST . PHALLE Francois de St. Phalle	Director

/s/ GAIL BLOCK HARRIS Gail Block Harris	Director

/S/ CURT HESSLER Curt Hessler	Director

/S/ ANTHONY N. PRITZKER Anthony N. Pritzker	Director

/S/ ROBERT B. WALSH Robert B. Walsh	Chief Financial Officer (Principal Financial Officer)

/S/ PAUL PENSA Paul Pensa	Controller (Principal Accounting Officer)