Form 10-Q
period 2011-03-31
Evercore Partners Inc.
filed 2011-04-29
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 27, 2011 was 20,924,214. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 27, 2011 was 48 (excluding 52 shares of Class B common stock held by a subsidiary of the registrant).

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

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and Cash Equivalents	$103,575	$141,337
Marketable Securities	70,552	92,830
Financial Instruments Owned and Pledged as Collateral at Fair Value	61,811	52,217
Securities Purchased Under Agreements to Resell	161,948	126,401
Accounts Receivable (net of allowances of $798 and $768 at March 31, 2011 and December 31, 2010, respectively)	60,847	49,625
Receivable from Employees and Related Parties	5,538	3,465
Deferred Tax Assets - Current	5,092	5,092
Other Current Assets	12,344	9,982

Total Current Assets	481,707	480,949
Investments	62,218	60,617
Deferred Tax Assets - Non-Current	135,660	134,161
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $11,981 and $11,302 at March 31, 2011 and December 31, 2010, respectively)	14,586	14,923
Goodwill	140,462	139,031
Intangible Assets (net of accumulated amortization of $15,742 and $13,337 at March 31, 2011 and December 31, 2010, respectively)	47,142	49,232
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	8,772	8,972

Total Assets	$900,747	$898,085

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$26,935	$82,943
Accounts Payable and Accrued Expenses	15,311	12,558
Securities Sold Under Agreements to Repurchase	223,901	178,683
Payable to Employees and Related Parties	4,301	4,181
Taxes Payable	467	404
Other Current Liabilities	12,787	8,204

Total Current Liabilities	283,702	286,973
Notes Payable	98,465	98,082
Amounts Due Pursuant to Tax Receivable Agreements	102,058	97,427
Other Long-term Liabilities	19,690	22,956

Total Liabilities	503,915	505,438

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interest	25,427	25,406

Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 22,831,301 and 21,497,691 issued at March 31, 2011 and December 31, 2010, respectively, and 20,919,297 and 19,983,646 outstanding at March 31, 2011 and December 31, 2010, respectively)	228	215
Class B, par value $0.01 per share (1,000,000 shares authorized, 48 issued and outstanding at March 31, 2011 and December 31, 2010)	—	—
Additional Paid-In-Capital	415,145	400,719
Accumulated Other Comprehensive Income (Loss)	(3,226)	(4,193)
Retained Earnings (Deficit)	(62,569)	(61,504)
Treasury Stock at Cost (1,912,004 and 1,514,045 shares at March 31, 2011 and December 31, 2010, respectively)	(48,119)	(34,538)

Total Evercore Partners Inc. Stockholders' Equity	301,459	300,699
Noncontrolling Interest	69,946	66,542

Total Equity	371,405	367,241

Total Liabilities and Equity	$900,747	$898,085

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2011	2010
Revenues
Investment Banking Revenue	$83,052	$75,922
Investment Management Revenue	26,189	11,231
Other Revenue, Including Interest	3,698	6,472

Total Revenues	112,939	93,625
Interest Expense	5,094	5,604

Net Revenues	107,845	88,021

Expenses
Employee Compensation and Benefits	70,046	55,721
Occupancy and Equipment Rental	5,181	3,327
Professional Fees	8,090	8,365
Travel and Related Expenses	4,579	3,370
Communications and Information Services	2,148	1,029
Depreciation and Amortization	2,991	1,350
Acquisition and Transition Costs	533	1,456
Other Operating Expenses	3,102	2,595

Total Expenses	96,670	77,213

Income Before Income (Loss) from Equity Method Investments and Income Taxes	11,175	10,808
Income (Loss) from Equity Method Investments	400	(180)

Income Before Income Taxes	11,575	10,628
Provision for Income Taxes	4,258	4,659

Net Income	7,317	5,969
Net Income Attributable to Noncontrolling Interest	3,729	3,949

Net Income Attributable to Evercore Partners Inc.	$3,588	$2,020

Net Income Attributable to Evercore Partners Inc. Common Shareholders	$3,567	$2,009

Weighted Average Shares of Class A Common Stock Outstanding
Basic	22,677	18,675
Diluted	26,398	22,328

Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.16	$0.11
Diluted	$0.14	$0.09

Dividends Declared per Share of Class A Common Stock	$0.18	$0.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2011
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2010	21,497,691	$215	$400,719	$(4,193)	$(61,504)	(1,514,045)	$(34,538)	$66,542	$367,241
Net Income	—	—	—	—	3,588	—	—	3,729	7,317
Other Comprehensive Income, net:
Unrealized Gain on Marketable Securities, net	—	—	—	60	—	—	—	48	108
Foreign Currency Translation Adjustment	—	—	—	907	—	—	—	724	1,631

Total Comprehensive Income	—	—	—	967	3,588	—	—	4,501	9,056
Treasury Stock Purchases	—	—	—	—	—	(397,959)	(13,581)	—	(13,581)
Evercore LP Units Purchased or Converted into Class A Common Stock	298,592	3	1,693	—	—	—	—	(831)	865
Stock-based Compensation Awards	1,035,018	10	12,216	—	—	—	—	5,057	17,283
Dividends and Equivalents	—	—	538	—	(4,653)	—	—	—	(4,115)
Noncontrolling Interest (Note12)	—	—	(21)	—	—	—	—	(5,323)	(5,344)

Balance at March 31, 2011	22,831,301	$228	$415,145	$(3,226)	$(62,569)	(1,912,004)	$(48,119)	$69,946	$371,405

	For the Three Months Ended March 31, 2010
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2009	17,155,883	$172	$339,495	$(3,760)	$(56,756)	(809,299)	$(12,756)	$29,361	$295,756
Net Income	—	—	—	—	2,020	—	—	3,949	5,969
Other Comprehensive Income, net:
Unrealized Gain (Loss) on Marketable Securities, net	—	—	—	482	—	—	—	(126)	356
Foreign Currency Translation Adjustment	—	—	—	147	—	—	—	(328)	(181)

Total Comprehensive Income	—	—	—	629	2,020	—	—	3,495	6,144
Treasury Stock Purchases	—	—	—	—	—	(343,030)	(10,382)	—	(10,382)
Evercore LP Units Purchased or Converted into Class A Common Stock	18,572	—	82	—	—	—	—	(34)	48
Stock-based Compensation Awards	1,061,074	10	9,524	—	—	—	—	4,972	14,506
Dividends and Equivalents	—	—	349	—	(3,150)	—	—	—	(2,801)
Noncontrolling Interest (Note 12)	—	—	(11)	—	—	—	—	(5,396)	(5,407)

Balance at March 31, 2010	18,235,529	$182	$349,439	$(3,131)	$(57,886)	(1,152,329)	$(23,138)	$32,398	$297,864

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net Income	$7,317	$5,969
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Net Realized and Unrealized (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(1,766)	(884)
Equity-Based and Other Deferred Compensation	18,781	14,837
Depreciation, Amortization and Accretion	3,374	1,704
Bad Debt Expense	—	508
Deferred Taxes	3,112	2,789
Decrease (Increase) in Operating Assets:
Marketable Securities	162	(54)
Financial Instruments Owned and Pledged as Collateral at Fair Value	(7,487)	22,282
Securities Purchased Under Agreements to Resell	(30,293)	(5,823)
Accounts Receivable	(11,014)	(7,661)
Receivable from Employees and Related Parties	(2,073)	(1,590)
Other Assets	1,620	(289)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(56,805)	(68,613)
Accounts Payable and Accrued Expenses	2,814	3,415
Securities Sold Under Agreements to Repurchase	37,853	(16,546)
Payables to Employees and Related Parties	(133)	76
Taxes Payable	(2,752)	713
Other Liabilities	(541)	123

Net Cash Used in Operating Activities	(37,831)	(49,044)

Cash Flows From Investing Activities
Investments Purchased	(64)	(1,778)
Distributions of Private Equity Investments	820	—
Marketable Securities:
Proceeds from Sales and Maturities	43,066	42,521
Purchases	(21,256)	(20,451)
Cash Paid for Acquisitions, net of cash acquired	(50)	(1,000)
Change in Restricted Cash	—	(12)
Purchase of Furniture, Equipment and Leasehold Improvements	(624)	(452)

Net Cash Provided by Investing Activities	21,892	18,828

Cash Flows From Financing Activities
Payments for Capital Lease Obligations	(18)	(11)
Issuance of Noncontrolling Interests	354	—
Distributions to Noncontrolling Interests—Evercore LP Limited Partners	(5,677)	(5,396)
Cash Paid for Contingent Consideration	(1,884)	—
Purchase of Evercore LP Units and Treasury Stock	(13,581)	(10,382)
Dividends—Class A Stockholders	(4,115)	(2,801)
Other	2,805	—

Net Cash Used in Financing Activities	(22,116)	(18,590)

Effect of Exchange Rate Changes on Cash	293	(1,079)

Net Decrease in Cash and Cash Equivalents	(37,762)	(49,885)
Cash and Cash Equivalents-Beginning of Period	141,337	206,682

Cash and Cash Equivalents-End of Period	$103,575	$156,797

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$6,298	$6,816

Payments for Income Taxes	$746	$1,923

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization

Evercore Partners Inc. and subsidiaries (the “Company”) is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership (“Evercore LP”). Subsequent to the Company’s initial public offering (“IPO”), the Company became the sole general partner of Evercore LP. The Company operates from its offices in New York, San Francisco, Boston, Washington D.C., Los Angeles, Houston, London, Mexico City and Monterrey, Mexico, Hong Kong and, through its affiliate G5 Holdings S.A. (“G5”), in Rio de Janeiro and São Paulo, Brazil.

The Investment Banking business includes the advisory business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings and raises funds for financial sponsors. The Investment Banking business also includes the Institutional Equities business through which the Company offers equity research and agency-based equity securities trading for institutional investors.

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

Note 2 – Significant Accounting Policies

For a complete discussion of the Company’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The unaudited condensed consolidated financial statements of the Company are comprised of the consolidation of Evercore LP and Evercore LP’s wholly-owned and majority-owned direct and indirect subsidiaries, including Evercore Group L.L.C. (“EGL”), a registered broker-dealer in the U.S. The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive significant benefits. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

The Company has evaluated all subsequent events through the date this Form 10-Q was available to be issued, on April 29, 2011.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 3 – Recent Accounting Pronouncements

ASU 2010-28 – In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 provides amendments to ASC No. 350 “Intangibles- Goodwill and Other”, modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and early adoption is not permitted. The adoption of ASU 2010-28 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

ASU 2010-29 – In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 provides amendments to ASC No. 805 “Business Combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosure under ASC No. 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

Note 4 – Acquisition and Transition Costs

The Company has recognized as an expense $533 and $1,456 for the three months ended March 31, 2011 and 2010, respectively, as Acquisition and Transition Costs incurred in connection with recent acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.

Note 5 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $1,107 and $1,090 for the three months ended March 31, 2011 and 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 6 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$—	$—	$—	$—	$7,126	$45	$—	$7,171
Municipal Bonds	762	—	—	762	16,910	107	15	17,002
Other Debt Securities	—	—	—	—	1,000	—	—	1,000
Seed Capital Investments	14,294	2,095	22	16,367	14,112	2,250	25	16,337

Total Available-for-Sale	15,056	2,095	22	17,129	39,148	2,402	40	41,510

Debt Securities Carried by EGL	43,895	539	—	44,434	50,837	501	18	51,320
Mutual Funds	8,910	111	32	8,989	—	—	—	—

Total	$67,861	$2,745	$54	$70,552	$89,985	$2,903	$58	$92,830

Scheduled maturities of the Company’s available-for-sale debt securities as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$762	$762	$17,183	$17,265
Due after one year through five years	—	—	7,853	7,908

Total	$762	$762	$25,036	$25,173

Since the Company has the ability and intent to hold its available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at March 31, 2011.

Debt Securities

The Company invests in corporate and municipal bonds and other debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company had realized gains of $75 and $1,173 for the three months ended March 31, 2011 and 2010, respectively.

Seed Capital Investments

The Company earned $425 and $477 of realized gains for the three months ended March 31, 2011 and 2010, respectively. These securities are stated at quoted market value with unrealized gains and losses included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. Seed Capital Investments include equity securities and their equivalents.

Debt Securities Carried by EGL

During the first quarter of 2010, EGL began to invest in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statement of Operations, as required for broker-dealers in securities. The Company had ($162) and $54 of net realized and unrealized gains (losses) for the three months ended March 31, 2011 and 2010, respectively.

Mutual Funds

During the first quarter of 2011, the Company began to invest in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statements of Operations. The Company had $78 of net unrealized gains for the three months ended March 31, 2011.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through Protego Casa de Bolsa, S.A. de C.V. (“PCB”), enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 2.4 years, as of March 31, 2011, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB which permit the counterparty to pledge the securities.

As of March 31, 2011 and December 31, 2010, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	March 31, 2011		December 31, 2010
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$61,811		$52,217
Securities Purchased Under Agreements to Resell	161,948	$161,931	126,401	$126,386

Total Assets	$223,759		$178,618

Liabilities
Securities Sold Under Agreements to Repurchase	$(223,901)	$(224,053)	$(178,683)	$(178,603)

Note 8 – Investments

The Company’s investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in private equity partnerships and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on our private equity investments are included within Investment Management Revenue. The Company’s share of earnings (losses) on our investments in Evercore Pan-Asset Capital Management (“Pan”) and G5 are included within Income (Loss) from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

Investments in Private Equity

The Company’s investments in private equity partnerships include investments in Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”), Discovery Americas I, L.P. (the “Discovery Fund”), Evercore Mexico Capital Partners II (“EMCP II”), CSI Capital, L.P. (“CSI Capital”) and Trilantic Capital Partners Associates IV L.P. (“Trilantic IV”). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

A summary of the Company’s investment in the private equity funds as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
ECP II	$4,127	$4,856
Discovery Fund	3,284	2,734
EMCP II	7,189	7,580
CSI Capital	3,388	3,361
Trilantic IV	1,651	559

Total Private Equity Funds	$19,639	$19,090

Net realized and unrealized gains (losses) on private equity fund investments, including incentive fees, were $942 and ($586) for the three months ended March 31, 2011 and 2010, respectively. In the event the fund performs poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2011, the Company had $2,701 of previously received carried interest that may be subject to repayment.

Trilantic Capital Partners

During the first quarter of 2010, the Company made an equity method investment in Trilantic Capital Partners (“Trilantic”). See Note 12 for further information. This investment had a balance of $15,840 as of March 31, 2011 and December 31, 2010.

Equity Method Investments

A summary of the Company’s other equity investments as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
Pan	$2,973	$2,939
G5	22,516	21,498

Total Other Equity Investments	$25,489	$24,437

Pan

In 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at March 31, 2011. This investment resulted in losses of $66 and $180 for the three months ended March 31, 2011 and 2010, respectively.

G5

During the fourth quarter of 2010, the Company made an equity method investment in G5. This investment resulted in a gain of $466 for the three months ended March 31, 2011.

Cost Basis Investments

In 2009, the Company invested $1,250 in CSIP in exchange for a 5% noncontrolling interest in the entity. CSIP and the Company focus on providing leading independent investment merger and acquisition (“M&A”) advisory and investment management service, effecting transactions between China and other international markets. This investment is accounted for on the cost basis.

Note 9 – Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily-

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The following table presents the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$65,711	$—	$65,711
Seed Capital Investments	15,309	1,058	—	16,367
Mutual Funds	8,989	—	—	8,989
Financial Instruments Owned and Pledged as Collateral at Fair Value	61,811	—	—	61,811

Total Assets Measured At Fair Value	$86,109	$66,769	$—	$152,878

	December 31, 2010
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$89,931	$—	$89,931
Seed Capital Investments	15,588	749	—	16,337
Financial Instruments Owned and Pledged as Collateral at Fair Value	52,217	—	—	52,217

Total Assets Measured At Fair Value	$67,805	$90,680	$—	$158,485

(1)	Includes $20,515 and $13,438 of municipal bonds classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2011 and December 31, 2010, respectively.

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

The Company had no transfers between fair value levels during the three months ended March 31, 2011.

Note 10 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of senior notes due 2020 with a 5.20% coupon (“the Senior Notes”) and warrants to purchase 5,455 shares of Evercore Class A common stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statement of Financial Condition. The Senior Notes have an effective yield of 7.94%. At March 31, 2011, the fair value of the Company’s Senior Notes exceeded their aggregate carrying value by approximately $19,000. The fair value of the Company’s Senior Notes was estimated based on a present value analysis utilizing aggregate market yields for similar financial instruments.

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

Note 11 – Evercore Partners Inc. Stockholders’ Equity

During the three months ended March 31, 2011, the Company declared and paid dividends of $0.18 per share, totaling $4,115. The Company’s Board of Directors declared on April 27, 2011, a quarterly cash dividend of $0.18 per share, to the holders of Class A common stock as of May 27, 2011, which will be paid on June 10, 2011.

During the three months ended March 31, 2011, the Company purchased 398 Class A common shares from employees at market values ranging from $32.08 to $35.04 per share for the net settlement of stock-based compensation awards. The result of these purchases was an increase in Treasury Stock of $13,581 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2011.

During the three months ended March 31, 2011, 299 Evercore LP partnership units (“LP Units”) were exchanged for Class A common shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $3 and $1,693, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2011.

Note 12 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 31% interest in Evercore LP, a 28% interest in PCB, a 49% interest in Evercore Wealth Management (“EWM”), a 49% interest in Evercore Asset Management L.L.C. (“EAM”), a 34% equity interest in Atalanta Sosnoff Capital L.L.C. (“Atalanta Sosnoff”), a 32% interest in Institutional Equities and a 14% interest in Evercore Trust Company, N.A. (“ETC”), not owned by the Company at March 31, 2011. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and ETC have rights, in certain circumstances, to convert into Class A common shares.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the three months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended March 31,
	2011	2010
Beginning balance	$66,542	$29,361

Comprehensive income
Operating income	3,729	3,949
Other comprehensive income (loss)	772	(454)

Total comprehensive income	4,501	3,495

Other items
LP Units Purchased or Converted into Class A Common Stock	(831)	(34)
Amortization and Vesting of LP Units	5,057	4,972
Distributions to Noncontrolling Interests	(5,677)	(5,396)
Issuance of Noncontrolling Interests	354	—

Total other items	(1,097)	(458)

Ending balance	$69,946	$32,398

In February 2010, the Company issued 500 LP Units in exchange for a minority economic interest in Trilantic. At December 31, 2014, at the option of the holder, these LP Units are exchangeable on a one-for-one basis for Class A common stock of the Company or may be redeemed for cash of $16,500. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $21 and $11 for the three months ended March 31, 2011 and 2010, respectively.

In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value, at the earlier of the first anniversary of the purchase transaction or upon death, permanent disability, termination of services without cause or resignation. Accordingly, these capital interests have been reflected at their fair value of $9,242 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2011.

Note 13 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three months ended March 31, 2011 and 2010 are described and presented below.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2011		2010
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc.	$3,588		$2,020
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 12)	(21)		(11)

Net income attributable to Evercore Partners Inc. common shareholders	$3,567		$2,009
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	22,677		18,675

Basic Net Income Per Share Attributable to Evercore Partners Inc. common shareholders	$0.16		$0.11

Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$3,567		$2,009
Add (deduct)—dilutive effect of:
Noncontrolling Interest related to the assumed exchange of LP Units for Class A common shares	(a	)	(a	)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)

Diluted Net Income Available for Class A common shareholders	$3,567		$2,009

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	22,677		18,675
Add—dilutive effect of:
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs, as calculated using the Treasury Stock Method	1,814		2,036
Assumed conversion of Warrants issued	1,907		1,617

Diluted weighted average shares of Class A common stock outstanding	26,398		22,328

Diluted Net Income Per Share Attributable to Evercore Partners Inc. common shareholders	$0.14		$0.09

(a)	During the three months ended March 31, 2011 and 2010, the LP Units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 11,968 and 14,317 for the three months ended March 31, 2011 and 2010, respectively.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

Note 14 – Stock-Based and Other Deferred Compensation

Subsequent to the IPO, the Company granted new and existing employees RSUs and restricted stock. Certain of these awards vest upon the same terms as the RSUs issued at the time of the IPO (“Event-based Awards”) and certain of these awards vest from one to five years (“Service-based Awards”).

During the three months ended March 31, 2011, pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan, the Company granted employees 1,478 RSUs that are Service-based Awards. Service-based Awards granted during the three months ended March 31, 2011 had grant date fair values of $32.05 to $35.04 per share. During the three months ended March 31, 2011, 1,006 Service-based

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Awards vested and 48 Event-based Awards were modified and vested, and 22 Service-based Awards and 27 Event-based Awards were forfeited. Compensation expense related to stock-based awards, including compensation expense related to the amortization of the LP Units, was $18,427 for the three months ended March 31, 2011.

During the first quarter of 2011, the Company amended the terms of a Service-based Award with the respect to 133 RSUs. Due to this amendment, $2,828 was reclassified from Additional Paid-in Capital to Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition.

During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in supplemental RSUs or deferred cash, which is indexed to a notional investment portfolio. The Company granted 76 RSUs related to this program during the first quarter of 2011 and awarded deferred cash compensation of $9,153, each of which will vest ratably over four years and require payment upon vesting. Compensation expense related to this deferred compensation program was $325 for the three months ended March 31, 2011.

Note 15 – Commitments and Contingencies

For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $3,620 and $2,004 for the three months ended March 31, 2011 and 2010, respectively.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $107 and $181 for the three months ended March 31, 2011 and 2010, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.

Other Commitments – As of March 31, 2011, the Company has unfunded commitments for capital contributions of $8,861 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

The Company also has commitments related to its redeemable noncontrolling interests. See Note 12 for further information.

Contingencies

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial, regulatory, arbitration and other proceedings concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In the past, the Company and its affiliates have been named as a defendant in civil litigation matters involving present or former clients or competitors. In addition, Mexican, United Kingdom, Hong Kong and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material adverse impact on the Company’s financial position, though the outcomes could be material to the Company’s operating results for any subsequent period, depending in part, on the operating results and cash flows for such period. Legal reserves are established in accordance with ASC 450,

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

“Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Note 16 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of March 31, 2011 and December 31, 2010 was $60,926 and $62,583, respectively, which exceeded the minimum net capital requirement by $59,634 and $60,738, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of March 31, 2011.

Note 17 – Income Taxes

The Company’s Provision for Income Taxes was $4,258 and $4,659 for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate was 37% and 44% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate for 2011 reflects the effect of certain compensation transactions as well as the noncontrolling interest associated with LP Units. The effective tax rate for 2010 reflected the effect of losses in certain foreign jurisdictions for which no income tax benefits are anticipated.

The Company reported a decrease in deferred tax assets of $739 associated with changes in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2011.

As of March 31, 2011, there was $1,981 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest of $36 during the three months ended March 31, 2011, and had recognized a liability for penalties of $561 and interest of $753 at March 31, 2011.

Note 18 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. During 2010, the Investment Banking segment (formerly called the Advisory segment) expanded to include services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. During the second quarter of 2010, the Investment Management segment expanded to include the acquisitions of Atalanta Sosnoff and Morse Williams and Company, Inc. (“Morse Williams”).

The Company’s segment information for the three months ended March 31, 2011 and 2010 was prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards and amortization of intangibles associated with certain acquisitions.

The Company evaluates segment results based on net revenue and pre-tax income, both including and excluding the impact of the Other Expenses.

The following information provides a reasonable representation of each segment’s contribution.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2011	2010
Investment Banking
Net Revenues (1)	$82,379	$76,515
Operating Expenses	65,321	55,895
Other Expenses (2)	6,356	5,328

Operating Income	10,702	15,292
Income from Equity Method Investments	782	—

Pre-Tax Income	$11,484	$15,292

Identifiable Segment Assets	$358,089	$341,670

Investment Management
Net Revenues (1)	$25,466	$11,506
Operating Expenses	24,062	15,004
Other Expenses (2)	931	986

Operating Income (Loss)	473	(4,484)
Income (Loss) from Equity Method Investments	(382)	(180)

Pre-Tax Income (Loss)	$91	$(4,664)

Identifiable Segment Assets	$542,658	$509,292

Total
Net Revenues (1)	$107,845	$88,021
Operating Expenses	89,383	70,899
Other Expenses (2)	7,287	6,314

Operating Income	11,175	10,808
Income (Loss) from Equity Method Investments	400	(180)

Pre-Tax Income	$11,575	$10,628

Identifiable Segment Assets	$900,747	$850,962

(1) Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2011	2010
Investment Banking (A)	$(673)	$593
Investment Management (B)	(723)	275

Total Other Revenue, net	$(1,396)	$868

(A)	Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,053 and $1,035 for the three months ended March 31, 2011 and 2010, respectively.
(B)	Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $890 and $875 for the three months ended March 31, 2011 and 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2) Other Expenses are as follows:

	For the Three Months Ended March 31,
	2011	2010
Investment Banking
Amortization of LP Units and Certain Other Awards	$5,887	$4,859
Intangible Asset Amortization	469	469

Total Investment Banking	6,356	5,328

Investment Management
Amortization of LP Units and Certain Other Awards	816	871
Intangible Asset Amortization	115	115

Total Investment Management	931	986

Total Other Expenses	$7,287	$6,314

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Three Months Ended March 31,
	2011	2010
Net Revenues: (1)
United States	$72,500	$75,076
Europe and Other	27,252	9,677
Latin America	9,489	2,400

Total	$109,241	$87,153

(1)	Excludes Other Revenue and Interest Expense.

Substantially all of the Company’s long-lived assets reside in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent quarterly reports on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Key Financial Measures

Revenue

Total revenues reflect revenues from our Investment Banking (formerly called Advisory) and Investment Management business segments that include transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense related to repurchase agreements, the Senior Notes and other borrowings.

Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters, and from underwriting and private fund placement activities, as well as commissions from our agency trading activities. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue comes from advisory fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court. Underwriting revenues are recognized when the offering has been deemed to be completed, placement fees are recognized at the time of the client’s acceptance of capital or capital commitments and commissions are recorded on a trade-date basis.

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

Management fees for third party clients generally represent a percentage of assets under management (“AUM”). Fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement, are individually negotiated. Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Performance fees from private equity funds are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to “claw-back” provisions. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.

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

Other Revenue and Interest Expense. Other Revenue and Interest Expense is derived primarily from investing customer funds in financing transactions. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Other Revenue includes income earned on marketable securities, cash and cash equivalents and assets segregated for regulatory purposes. Interest Expense includes interest expense associated with the Senior Notes.

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

Our annual compensation program includes stock-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which generally occurs in the first quarter of each year; accordingly, the expense is amortized over the vesting period.

Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information services, depreciation and amortization, acquisition and transition costs and other operating expenses. We refer to all of these expenses as non-compensation expenses.

Other Expenses

Other Expenses include compensation costs associated with the modification of unvested LP Units and certain other awards and amortization of intangibles associated with certain acquisitions.

Income from Equity Method Investments

Our share of the income (loss) from our equity interests in Pan and G5 are included within Income (Loss) from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.

Provision for Income Taxes

We account for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities.

Noncontrolling Interest

We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors, their estate planning vehicles and Trilantic in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 1 to our unaudited condensed consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners. For further information see Note 12 to our unaudited condensed consolidated financial statements.

We generally allocate net income or loss to noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the vested equity ownership percentage of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits or losses to the controlling and noncontrolling interest holders, then the net income or loss of these entities will be allocated based on these special allocations.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2011 and 2010. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

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

	For the Three Months Ended March 31,
	2011	2010	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$83,052	$75,922	9%
Investment Management Revenue	26,189	11,231	133%
Other Revenue	3,698	6,472	(43%)

Total Revenues	112,939	93,625	21%
Interest Expense	5,094	5,604	(9%)

Net Revenues	107,845	88,021	23%

Expenses
Operating Expenses	89,383	70,899	26%
Other Expenses	7,287	6,314	15%

Total Expenses	96,670	77,213	25%

Income Before Income (Loss) from Equity Method Investments and Income Taxes	11,175	10,808	3%
Income (Loss) from Equity Method Investments	400	(180)	NM

Income Before Income Taxes	11,575	10,628	9%
Provision for Income Taxes	4,258	4,659	(9%)

Net Income	7,317	5,969	23%
Net Income Attributable to Noncontrolling Interest	3,729	3,949	(6%)

Net Income Attributable to Evercore Partners Inc.	$3,588	$2,020	78%

Diluted Net Income Per Share	$0.14	$0.09	56%

As of March 31, 2011 and 2010 our total headcount was as follows:

	As of March 31,
	2011
	Evercore U.S.	Evercore Mexico	Evercore Europe	Total	2010
Senior Managing Directors	44	8	6	58	51
Portfolio and Client Relationship Managers	30	—	—	30	24
Senior Institutional Equities Professionals	22	—	—	22	—
Professionals and Administrative Personnel (1)	364	117	38	519	389

Total	460	125	44	629	464

(1)	Excludes seven and two interns as of March 31, 2011 and 2010, respectively.

Three Months Ended March 31, 2011 versus March 31, 2010

Net revenues were $107.8 million for the three months ended March 31, 2011; an increase of $19.8 million, or 23%, versus net revenues of $88.0 million for the three months ended March 31, 2010. Investment Banking Revenue and Investment Management Revenue increased 9% and 133%, respectively, compared to the three months ended March 31, 2010. See the segment discussion below for further information. Other revenue for the three months ended March 31, 2011 was lower than for the three months ended March 31, 2010 as a result of lower gains on our Marketable Securities portfolios. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $89.4 million for the three months ended March 31, 2011 as compared to $70.9 million for the three months ended March 31, 2010, a 26% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $63.3 million for the three months ended March 31, 2011, an increase of $13.4 million, or 27%, versus expense of $50.0 million for the three months ended March 31, 2010. The increase was primarily due to compensation costs resulting from the expansion of our new and existing businesses, some of which were not in operation during the prior year period. Non-compensation expenses as a component of Operating Expenses were $26.0 million for the three months ended March 31, 2011, an increase of $5.1 million, or 25% over non-compensation operating expenses of $20.9 million for the three months ended March 31, 2010. Non-compensation operating expenses increased compared to the three months ended March 31, 2010 primarily as a result of the addition of new businesses, including Atalanta Sosnoff.

Total Other Expenses of $7.3 million for the three months ended March 31, 2011 related to compensation costs associated with unvested LP Units and certain other awards of $6.7 million and amortization of intangibles of $0.6 million. Total Other Expenses of $6.3 million for the three months ended March 31, 2010 related to costs associated with unvested LP Units and certain other awards of $5.7 million and amortization of intangibles of $0.6 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 65% for the three months ended March 31, 2011, compared to 63% for the three months ended March 31, 2010. The increase was primarily attributable to increased compensation expense associated with the amortization of unvested LP Units and certain other awards and the effect of new businesses, offset by higher revenues.

The provision for income taxes for the three months ended March 31, 2011 was $4.3 million, which reflected an effective tax rate of 37%. The provision was impacted by the vesting of LP Units and certain other awards, as well as the noncontrolling interest associated with LP Units. The provision for income taxes for the three months ended March 31, 2010 was $4.7 million, which reflected an effective tax rate of 44%. This provision was impacted by the non-deductible compensation expense associated with the vesting of LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no income tax benefits are anticipated.

Income (loss) from equity method investments was $0.4 million for the three months ended March 31, 2011, as compared to ($0.2) million for the three months ended March 31, 2010. The increase was primarily due to our investment in G5, which the Company made in the fourth quarter of 2010.

Noncontrolling interest was $3.7 million for the three months ended March 31, 2011 compared to $3.9 million for the three months ended March 31, 2010.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,		Change
	2011	2010
	(dollars in thousands)
Revenues
Investment Banking Revenue (1)	$83,052	$75,922	9%
Other Revenue, net (2)	(673)	593	NM

Net Revenues	82,379	76,515	8%

Expenses
Operating Expenses	65,321	55,895	17%
Other Expenses	6,356	5,328	19%

Total Expenses	71,677	61,223	17%

Operating Income (3)	10,702	15,292	(30%)
Income from Equity Method Investments	782	—	NM

Pre-Tax Income	$11,484	$15,292	(25%)

(1)	Includes reimbursable expenses of $3.6 million and $4.6 million for the three months ended March 31, 2011 and 2010, respectively.
(2)	Includes interest expense on the Senior Notes of $1.1 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.
(3)	Includes Noncontrolling interest of ($0.7) million for the three months ended March 31, 2011.

For the three months ended March 31, 2011, the level of announced and completed M&A activity was higher versus the three months ended March 31, 2010, as evidenced by the following statistics regarding the volume of transactions:

	For the Three Months Ended March 31,
	2011	2010
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$416	$223
Value of North American M&A Deals Completed	$261	$174
Value of Global M&A Deals Announced	$789	$516
Value of Global M&A Deals Completed	$576	$412
Evercore Statistics **
Total Number of Fee Paying Clients	79	70
Investment Banking Clients With Fees of at Least $1 million	18	14

*	Source: Thomson Financial April 12, 2011
**	Includes revenue generating clients only

Investment Banking Results of Operations

Three Months Ended March 31, 2011 versus March 31, 2010

Net Investment Banking Revenues were $82.4 million for the three months ended March 31, 2011 compared to $76.5 million for the three months ended March 31, 2010, which represented an increase of 8%. Investment Banking Revenues for the three months ended March 31, 2011 included $2.5 million and $3.2 million of commissions and underwriting revenues, respectively. We earned revenue from 79 advisory clients during the three months ended March 31, 2011, 18 of which exceeded $1.0 million in revenue, compared to 70 clients during the three months ended March 31, 2010, 14 of which exceeded $1.0 million in revenue. M&A deal activity increased from the three months ended March 31, 2010. Advisory revenues for the three months ended March 31, 2011 were similar to those in the prior year period, impacted by the timing of the completion of the respective transactions.

Operating Expenses were $65.3 million for the three months ended March 31, 2011, as compared to $55.9 million for the three months ended March 31, 2010, an increase of $9.4 million, or 17%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $47.5 million for the three months ended March 31, 2011, as compared to $40.6 million for the three months ended March 31, 2010, an increase of $6.9 million, or 17%. The increase was due to compensation costs resulting primarily from our new businesses, as well as increased headcount in our advisory business. Non-compensation expenses, as a component of Operating Expenses, were $17.8 million for the three months ended March 31, 2011, as compared to $15.3 million for the three months ended March 31, 2010, an increase of $2.5 million, or 16%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels.

Other Expenses of $6.4 million for the three months ended March 31, 2011 included $5.9 million related to compensation costs associated with unvested LP Units and certain other awards and $0.5 million of intangible asset amortization. Other Expenses of $5.3 million for the three months ended March 31, 2010 included $4.9 million related to costs associated with unvested LP Units and certain other awards and $0.5 million of intangible asset amortization.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,		Change
	2011	2010
	(dollars in thousands)
Revenues
Management Fees:
Wealth Management	$3,468	$1,917	81%
Institutional Asset Management	18,883	6,719	181%
Private Equity	1,729	1,978	(13%)

Total Management Fees	24,080	10,614	127%

Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,167	1,203	(3%)
Private Equity	942	(586)	NM

Total Realized and Unrealized Gains (Losses)	2,109	617	242%

Investment Management Revenue (1)	26,189	11,231	133%
Other Revenue, net (2)	(723)	275	NM

Net Investment Management Revenues	25,466	11,506	121%

Expenses
Operating Expenses	24,062	15,004	60%
Other Expenses	931	986	(6%)

Total Expenses	24,993	15,990	56%

Operating Income (Loss) (3)	473	(4,484)	NM
Income (Loss) from Equity Method Investments (4)	(382)	(180)	(112%)

Pre-Tax Income (Loss)	$91	$(4,664)	NM

(1)	Includes reimbursable expenses of $0.3 million for the three months ended March 31, 2011.
(2)	Includes interest expense on the Senior Notes of $0.9 million for the three months ended March 31, 2011 and 2010.
(3)	Includes Noncontrolling interest of $0.7 million and ($0.4) million for the three months ended March 31, 2011 and 2010, respectively.
(4)	Equity in Pan and G5 are classified as Income (Loss) from Equity Method Investments.

Investment Management Results of Operations

Our Wealth Management business includes the results of EWM and our acquisition of Morse Williams during the second quarter of 2010. Our Institutional Asset Management business includes the results of Atalanta Sosnoff, which was acquired during the second quarter of 2010. Fee-based revenues from EWM and Atalanta Sosnoff are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements.

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

In the event the fund performs poorly we may be obligated to repay certain carried interest previously distributed. As of March 31, 2011, we had $2.7 million of previously received carried interest that may be subject to repayment.

Assets Under Management

AUM for our Investment Management business of $17.8 billion at March 31, 2011, increased from $17.4 billion at December 31, 2010. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 51% and 48% of Level I investments and 49% and 52% of Level II investments as of March 31, 2011 and December 31, 2010, respectively, and Institutional Asset Management maintained 95% and 95% of Level I investments and 5% and 5% of Level II investments as of March 31, 2011 and December 31, 2010, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements; notwithstanding, these assets represent primarily Level III investments. The following table summarizes AUM activity for the three months ended March 31, 2011:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2010	$2,506	$14,252	$629	$17,387
Inflows	323	991	—	1,314
Outflows	(15)	(1,354)	(24)	(1,393)
Market Appreciation	23	476	—	499

Balance at March 31, 2011	$2,837	$14,365	$605	$17,807

AUM increased from December 31, 2010, primarily due to inflows in EWM and PCB and market appreciation for Institutional Asset Management, offset by net outflows in Institutional Asset Management.

Three Months Ended March 31, 2011 versus March 31, 2010

Net Investment Management Revenues were $25.5 million for the three months ended March 31, 2011, compared to $11.5 million for the three months ended March 31, 2010. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 127% from the three months ended March 31, 2010 primarily as a result of the acquisition of new businesses within Institutional Asset Management and Wealth Management, as well as continued growth in AUM. Fee-based revenues included $0.01 million of revenues from performance fees during the three months ended March 31, 2011 compared to $0.04 million for the three months ended March 31, 2010. Realized and Unrealized Gains (Losses) increased from the prior year primarily resulting from gains in our private equity funds.

Operating Expenses were $24.1 million for the three months ended March 31, 2011, as compared to $15.0 million for the three months ended March 31, 2010, an increase of $9.1 million, or 60%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $15.9 million for the three months ended March 31, 2011, as compared to $9.4 million for the three months ended March 31, 2010, an increase of $6.4 million, or 68%. Non-compensation expenses, as a component of Operating Expenses, were $8.2 million for the three months ended March 31, 2011, as compared to $5.6 million for the three months ended March 31, 2010, an increase of $2.6 million, or 47%. The increase in Operating Expenses was primarily a result of the acquisition of new businesses added in the second quarter of 2010.

Other Expenses of $0.9 million for the three months ended March 31, 2011 included $0.8 million related to compensation costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.1 million. Other Expenses of $1.0 million for the three months ended March 31, 2010 included $0.9 million related to costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.1 million.

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

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cash (Used In) Provided By
Operating activities:
Net income	$7,317	$5,969
Non-cash charges	23,501	18,954
Other operating activities	(68,649)	(73,967)

Operating activities	(37,831)	(49,044)
Investing activities	21,892	18,828
Financing activities	(22,116)	(18,590)
Effect of exchange rate changes	293	(1,079)

Net Decrease in Cash and Cash Equivalents	(37,762)	(49,885)
Cash and Cash Equivalents
Beginning of Period	141,337	206,682

End of Period	$103,575	$156,797

Three Months Ended March 31, 2011. Cash and Cash Equivalents were $103.6 million at March 31, 2011, a decrease of $37.8 million versus Cash and Cash Equivalents of $141.3 million at December 31, 2010. Operating activities resulted in a net outflow of $37.8 million, primarily related to the payment of 2010 bonus awards and an increase in accounts receivable offset by cash earnings. Cash of $21.9 million was provided by investing activities primarily from proceeds from maturities and sales of our marketable securities. Financing activities during the period used cash of $22.1 million, primarily for the payment of dividends, distributions to Partners and treasury stock purchases.

Three Months Ended March 31, 2010. Cash and Cash Equivalents were $156.8 million at March 31, 2010, a decrease of $49.9 million versus Cash and Cash Equivalents of $206.7 million at December 31, 2009. Operating activities resulted in a net outflow of $49.0 million, primarily related to the payment of 2009 bonus awards, offset by cash earnings. Cash of $18.8 million was provided by investing activities primarily from maturities and sales of our marketable securities, offset by purchases of investments and cash paid for acquisitions. Financing activities during the period used cash of $18.6 million, primarily for the purchase of treasury stock, as well as distributions to Partners and payment of dividends.

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

We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments, principal investment commitments related to our Investment Management business, dividends on Class A common shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally decrease, and they increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. For a further discussion of risks related to our business, refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2010.

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

In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2011, we repurchased 397,959 shares for $13.6 million related to funding the minimum tax withholding requirements of share deliveries.

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

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of March 31, 2011, we were in compliance with all of these covenants.

We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $8.4 million and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

Pursuant to deferred compensation arrangements, we are obligated to make cash payments in future periods. For further information see Note 14 to our unaudited condensed consolidated financial statements.

Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 16 to our unaudited condensed consolidated financial statements.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.4 years, as of March 31, 2011, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

We periodically assess the collectability or credit quality related to securities purchased under agreements to resell; as of March 31, 2011, the Company believes it maintains a sufficient level of cash or collateral.

As of March 31, 2011 and December 31, 2010, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	March 31, 2011		December 31, 2010
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$61,811		$52,217
Securities Purchased Under Agreements to Resell	161,948	$161,931	126,401	$126,386

Total Assets	223,759		178,618
Liabilities
Securities Sold Under Agreements to Repurchase	(223,901)	$(224,053)	(178,683)	$(178,603)

Net Liabilities	$(142)		$(65)

Risk Measures
Value at Risk	$27		$27

Sensitivity to a 100 basis point increase in the interest rate	$(101)		$(54)

Sensitivity to a 100 basis point decrease in the interest rate	$100		$54

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

As of March 31, 2011, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from this disclosure.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $8.9 million as of March 31, 2011 and December 31, 2010. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

We also have commitments related to our redeemable noncontrolling interests. See Note 12 of our unaudited condensed consolidated financial statements for further information.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EAM, EWM and G5. These funds principally hold readily-marketable investment securities. As of March 31, 2011, the fair value of our investments with these products, based on closing prices, was $16.4 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.6 million for the three months ended March 31, 2011.

See “-Liquidity and Capital Resources” above for a discussion of collateralized financing transactions at PCB.

Private Equity Funds

Through our principal investments in our private equity funds and our ability to earn carried interest from these funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest. Our professionals devote considerable time and resources to work closely with the portfolio company’s management to assist in designing a business strategy, allocating capital and other resources and evaluating expansion or acquisition opportunities. On a quarterly basis, we perform a comprehensive analysis and valuation of all of the portfolio companies. Our analysis includes reviewing the current market conditions and valuations of each portfolio company. Valuations and analysis regarding our investments in CSI Capital and Trilantic IV are performed by their respective professionals.

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.2 million for the three months ended March 31, 2011.

Exchange Rate Risk

We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil and Hong Kong which creates foreign exchange rate risk. Their respective functional currencies are the Mexican peso, British pound sterling, Brazilian real and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2011, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income and Noncontrolling Interest within the Unaudited Condensed Consolidated Statement of Equity was $1.6 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

Credit Risks

We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of March 31, 2011 and December 31, 2010, total receivables amounted to $60.8 million and $49.6 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the three months ended March 31, 2011 and 2010.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of March 31, 2011, we had Marketable Securities of $70.6 million, of which 64% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 36% were Seed Capital Investments and mutual funds.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Standards

ASU 2010-28 – In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 provides amendments to ASC No. 350 “Intangibles – Goodwill and Other”, modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and early adoption is not permitted. The adoption of ASU 2010-28 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

ASU 2010-29 – In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 provides amendments to ASC No. 805 “Business Combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosure under ASC No. 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

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

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

General

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses, and, in the past, the Company and its affiliates have been named as a defendant in civil litigation matters involving present or former clients or competitors. In addition, Mexican, United Kingdom, Hong Kong and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending legal proceedings, individually or in the aggregate, the resolution of which would have a material adverse impact on the Company’s financial position, results of operations or cash flows. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None

Issuer Purchases of Equity Securities

2011	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (2)
January 1 to January 31	35,776	$34.14	—	$85,000,000
February 1 to February 28	208,564	34.45	—	85,000,000
March 1 to March 31	153,619	33.68	—	85,000,000

Total	397,959	$34.13	—	$85,000,000

(1)	These reflect treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2)	In October 2010, Evercore's Board authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.38	Amended Form of 2011 Cash Unit Award Agreement (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2011

Evercore Partners Inc.

By:	/S/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.38	Amended Form of 2011 Cash Unit Award Agreement (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)