Form 10-Q
period 2011-06-30
Evercore Partners Inc.
filed 2011-08-05
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

001-32975

(Commission File Number)

EVERCORE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 East 52 nd Street

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of August 1, 2011 was 26,483,471. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 1, 2011 was 48 (excluding 52 shares of Class B common stock held by a subsidiary of the registrant).

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

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
Assets
Current Assets
Cash and Cash Equivalents	$204,449	$141,337
Marketable Securities	73,456	92,830
Financial Instruments Owned and Pledged as Collateral at Fair Value	83,311	52,217
Securities Purchased Under Agreements to Resell	100,598	126,401
Accounts Receivable (net of allowances of $1,308 and $768 at June 30, 2011 and December 31, 2010, respectively)	83,088	49,625
Receivable from Employees and Related Parties	6,151	3,465
Deferred Tax Assets - Current	5,092	5,092
Other Current Assets	16,540	9,982

Total Current Assets	572,685	480,949
Investments	67,024	60,617
Deferred Tax Assets - Non-Current	182,550	134,161
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $12,581 and $11,302 at June 30, 2011 and December 31, 2010, respectively)	14,605	14,923
Goodwill	140,777	139,031
Intangible Assets (net of accumulated amortization of $18,113 and $13,337 at June 30, 2011 and December 31, 2010, respectively)	44,785	49,232
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	9,172	8,972

Total Assets	$1,041,798	$898,085

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$63,129	$82,943
Accounts Payable and Accrued Expenses	14,887	12,558
Securities Sold Under Agreements to Repurchase	184,062	178,683
Payable to Employees and Related Parties	4,031	4,181
Taxes Payable	1,566	404
Other Current Liabilities	16,698	8,204

Total Current Liabilities	284,373	286,973
Notes Payable	98,858	98,082
Amounts Due Pursuant to Tax Receivable Agreements	142,422	97,427
Other Long-term Liabilities	16,455	22,956

Total Liabilities	542,108	505,438

Commitments and Contingencies (Note 16)

Redeemable Noncontrolling Interest	25,448	25,406

Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 28,386,422 and 21,497,691 issued at June 30, 2011 and December 31, 2010, respectively, and 26,383,798 and 19,983,646 outstanding at June 30, 2011 and December 31, 2010, respectively)	284	215
Class B, par value $0.01 per share (1,000,000 shares authorized, 48 issued and outstanding at June 30, 2011 and December 31, 2010)	—	—
Additional Paid-In-Capital	530,106	400,719
Accumulated Other Comprehensive Income (Loss)	(2,626)	(4,193)
Retained Earnings (Deficit)	(64,907)	(61,504)
Treasury Stock at Cost (2,002,624 and 1,514,045 shares at June 30, 2011 and December 31, 2010, respectively)	(51,288)	(34,538)

Total Evercore Partners Inc. Stockholders’ Equity	411,569	300,699
Noncontrolling Interest	62,673	66,542

Total Equity	474,242	367,241

Total Liabilities and Equity	$1,041,798	$898,085

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Investment Banking Revenue	$114,696	$47,505	$197,748	$123,427
Investment Management Revenue	28,771	16,425	54,960	27,656
Other Revenue, Including Interest	4,273	6,973	7,971	13,445

Total Revenues	147,740	70,903	260,679	164,528
Interest Expense	5,749	5,933	10,843	11,537

Net Revenues	141,991	64,970	249,836	152,991

Expenses
Employee Compensation and Benefits	100,978	45,762	171,024	101,483
Occupancy and Equipment Rental	5,736	4,631	10,917	7,958
Professional Fees	8,129	6,351	16,219	14,716
Travel and Related Expenses	5,434	3,979	10,013	7,349
Communications and Information Services	2,034	1,762	4,182	2,791
Depreciation and Amortization	3,071	1,948	6,062	3,298
Acquisition and Transition Costs	601	1,280	1,134	2,736
Other Operating Expenses	4,841	2,378	7,943	4,973

Total Expenses	130,824	68,091	227,494	145,304

Income (Loss) Before Income (Loss) from Equity Method Investments and Income Taxes	11,167	(3,121)	22,342	7,687
Income (Loss) from Equity Method Investments	69	(130)	469	(310)

Income (Loss) Before Income Taxes	11,236	(3,251)	22,811	7,377
Provision (Benefit) for Income Taxes	5,977	(1,698)	10,235	2,961

Net Income (Loss)	5,259	(1,553)	12,576	4,416
Net Income (Loss) Attributable to Noncontrolling Interest	2,998	(1,670)	6,727	2,279

Net Income Attributable to Evercore Partners Inc.	$2,261	$117	$5,849	$2,137

Net Income Attributable to Evercore Partners Inc. Common Shareholders	$2,240	$96	$5,807	$2,105

Weighted Average Shares of Class A Common Stock Outstanding
Basic	23,724	19,016	23,204	18,846
Diluted	27,364	22,363	26,956	22,392

Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.09	$0.01	$0.25	$0.11
Diluted	$0.08	$0.00	$0.22	$0.09

Dividends Declared per Share of Class A Common Stock	$0.18	$0.15	$0.36	$0.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2011
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Noncontrolling	Total

	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2010	21,497,691	$215	$400,719	$(4,193)	$(61,504)	(1,514,045)	$(34,538)	$66,542	$367,241
Net Income	—	—	—	—	5,849	—	—	6,727	12,576
Other Comprehensive Income, net:
Unrealized Gain on Marketable Securities, net	—	—	—	258	—	—	—	405	663
Foreign Currency Translation Adjustment	—	—	—	1,309	—	—	—	1,083	2,392

Total Comprehensive Income	—	—	—	1,567	5,849	—	—	8,215	15,631
Treasury Stock Purchases	—	—	—	—	—	(488,579)	(16,750)	—	(16,750)
Equity Offering, Net of Direct Expenses	5,364,991	54	167,597	—	—	—	—	—	167,651
Evercore LP Units Purchased or Converted into
Class A Common Stock	298,892	3	(75,379)	—	—	—	—	(11,774)	(87,150)
Stock-based Compensation Awards	1,224,848	12	36,190	—	—	—	—	10,975	47,177
Dividends and Equivalents	—	—	1,021	—	(9,252)	—	—	—	(8,231)
Noncontrolling Interest (Note 13)	—	—	(42)	—	—	—	—	(11,285)	(11,327)

Balance at June 30, 2011	28,386,422	$284	$530,106	$(2,626)	$(64,907)	(2,002,624)	$(51,288)	$62,673	$474,242

	For the Six Months Ended June 30, 2010
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Noncontrolling	Total

	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2009	17,155,883	$172	$339,495	$(3,760)	$(56,756)	(809,299)	$(12,756)	$29,361	$295,756
Net Income	—	—	—	—	2,137	—	—	2,279	4,416
Other Comprehensive Income, net:
Unrealized Gain (Loss) on Marketable Securities, net	—	—	—	(1,041)	—	—	—	(1,584)	(2,625)
Foreign Currency Translation Adjustment	—	—	—	(873)	—	—	—	(1,219)	(2,092)

Total Comprehensive Income (Loss)	—	—	—	(1,914)	2,137	—	—	(524)	(301)
Treasury Stock Purchases	—	—	—	—	—	(823,049)	(23,566)	—	(23,566)
Evercore LP Units Purchased or Converted into Class A Common Stock	43,460	—	395	—	—	—	—	(2,410)	(2,015)
Stock-based Compensation Awards	1,186,672	12	19,693	—	—	—	—	9,961	29,666
Dividends and Equivalents	—	—	661	—	(6,326)	—	—	—	(5,665)
Noncontrolling Interest (Note 13)	—	—	(32)	—	—	—	—	26,437	26,405

Balance at June 30, 2010	18,386,015	$184	$360,212	$(5,674)	$(60,945)	(1,632,348)	$(36,322)	$62,825	$320,280

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net Income	$12,576	$4,416
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Net Realized and Unrealized Gains on Investments, Marketable Securities and Contingent Consideration	(5,642)	(4,486)
Equity-Based and Other Deferred Compensation	48,621	28,408
Depreciation, Amortization and Accretion	6,838	4,016
Bad Debt Expense	500	514
Deferred Taxes	2,905	2,542
Decrease (Increase) in Operating Assets:
Marketable Securities	404	176
Financial Instruments Owned and Pledged as Collateral at Fair Value	(28,106)	49,073
Securities Purchased Under Agreements to Resell	31,982	(6,667)
Accounts Receivable	(31,780)	(622)
Receivable from Employees and Related Parties	(2,686)	(672)
Other Assets	(3,002)	(5,526)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(21,317)	(68,480)
Accounts Payable and Accrued Expenses	2,353	3,520
Securities Sold Under Agreements to Repurchase	(3,792)	(42,539)
Payables to Employees and Related Parties	(404)	(134)
Taxes Payable	(2,409)	—
Deferred Revenue	213	19,266
Other Liabilities	480	1,895

Net Cash Provided by (Used in) Operating Activities	7,734	(15,300)

Cash Flows From Investing Activities
Investments Purchased	(336)	(1,826)
Distributions of Private Equity Investments	1,430	—
Marketable Securities:
Proceeds from Sales and Maturities	56,460	154,353
Purchases	(36,291)	(89,031)
Cash Paid for Acquisitions, net of cash acquired	(50)	(68,581)
Change in Restricted Cash	—	(904)
Purchase of Furniture, Equipment and Leasehold Improvements	(1,586)	(673)

Net Cash Provided by (Used in) Investing Activities	19,627	(6,662)

Cash Flows From Financing Activities
Payments for Capital Lease Obligations	(19)	(23)
Issuance of Noncontrolling Interests	729	3,503
Distributions to Noncontrolling Interests—Evercore LP Limited Partners	(12,014)	(10,205)
Cash Paid for Contingent Consideration	(2,884)	—
Proceeds from Equity Offering, Net of Direct Expenses	166,530	—
Purchase of Evercore LP Units and Treasury Stock	(111,887)	(25,891)
Dividends—Class A Stockholders	(8,231)	(5,665)
Other	3,564	—

Net Cash Provided by (Used in) Financing Activities	35,788	(38,281)

Effect of Exchange Rate Changes on Cash	(37)	(1,614)

Net Increase (Decrease) in Cash and Cash Equivalents	63,112	(61,857)
Cash and Cash Equivalents-Beginning of Period	141,337	206,682

Cash and Cash Equivalents-End of Period	$204,449	$144,825

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$10,117	$10,887

Payments for Income Taxes	$8,266	$5,733

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

The Company has evaluated all subsequent events through the date this Form 10-Q was available to be issued, on August 5, 2011.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 3 – Recent Accounting Pronouncements

ASU 2011-03 – In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). ASU 2011-03 provides amendments to Accounting Standards Codification (“ASC”) No. 860 “Transfers and Servicing”, which remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this update are effective prospectively for transactions or modifications of existing transactions that occur on or after the beginning of the first interim or annual reporting period beginning on or after December 15, 2011, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

ASU 2011-04 – In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 provides amendments to ASC No. 820 “Fair Value Measurement”, which results in a consistent definition of fair value and common requirements for measurement of and disclosure of fair value between U.S. GAAP and IFRS. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2011, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

ASU 2011-05 – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

Note 4 – Business Changes and Developments

Lexicon Partnership LLP – On June 7, 2011, the Company entered into a definitive sale and purchase agreement to acquire all of the outstanding partnership interests in The Lexicon Partnership LLP, a U.K. incorporated limited liability partnership (“Lexicon”), for total consideration of approximately £86,000. In the aggregate, the sellers will receive £46,619 in cash and 1,911 shares of the Company’s Class A common stock. Of the total consideration, £32,000 in cash will be paid to and 28 Class A Shares will be delivered to the sellers at closing and £5,619 in cash will be paid to the sellers on December 31, 2011. Payment of the remaining £9,000 in cash and 1,883 Class A shares will be deferred and will vest in installments over a four-year period beginning on June 30, 2012. Accordingly, these amounts will be expensed over the vesting period. This deferred consideration, whether in the form of Class A shares or cash, upon vesting, will be delivered to the sellers on the earlier of (i) the first anniversary of the relevant vesting date and (ii) the date of the first secondary offering by the Company following the relevant vesting date. Vesting of the Class A shares and cash consideration will accelerate in certain circumstances, including, but not limited to, a seller’s termination without cause, a qualifying retirement or upon a change of control. In addition, the Company will fund the repayment of £5,000 of outstanding Lexicon capital notes at closing. This transaction is expected to close during the third quarter of 2011.

Note 5 – Acquisition and Transition Costs

The Company has recognized as an expense $601 and $1,134 for the three and six months ended June 30, 2011, respectively, and $1,280 and $2,736 for the three and six months ended June 30, 2010, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 6 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $1,269 and $2,376 for the three and six months ended June 30, 2011, respectively, and $2,109 and $3,199 for the three and six months ended June 30, 2010, respectively.

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$—	$—	$—	$—	$7,126	$45	$—	$7,171
Municipal Bonds	7,236	11	—	7,247	16,910	107	15	17,002
Other Debt Securities	—	—	—	—	1,000	—	—	1,000
Seed Capital Investments	15,227	2,401	72	17,556	14,112	2,250	25	16,337

Total Available-for-Sale	22,463	2,412	72	24,803	39,148	2,402	40	41,510

Debt Securities Carried by EGL	39,012	482	—	39,494	50,837	501	18	51,320
Mutual Funds	9,010	177	28	9,159	—	—	—	—

Total	$70,485	$3,071	$100	$73,456	$89,985	$2,903	$58	$92,830

Scheduled maturities of the Company’s available-for-sale debt securities as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$5,966	$5,972	$17,183	$17,265
Due after one year through five years	1,270	1,275	7,853	7,908

Total	$7,236	$7,247	$25,036	$25,173

Since the Company has the ability and intent to hold its available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at June 30, 2011.

Debt Securities

The Company invests in corporate and municipal bonds and other debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company had realized gains of $0 and $75 for the three and six months ended June 30, 2011, respectively, and $2,251 and $3,424 for the three and six months ended June 30, 2010, respectively.

Seed Capital Investments

The Company earned realized gains of $35 and $460 for the three and six months ended June 30, 2011, respectively, and $581 and $1,058 for the three and six months ended June 30, 2010, respectively. These securities are stated at quoted market value with unrealized gains and losses included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. Seed Capital Investments include equity securities and their equivalents.

Debt Securities Carried by EGL

During the first quarter of 2010, EGL began to invest in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Statement of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($242) and ($404) for the three and six months ended June 30, 2011, respectively, and $122 and $176 for the three and six months ended June 30, 2010, respectively.

Mutual Funds

During the first quarter of 2011, the Company began to invest in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized gains of $72 and $150 for the three and six months ended June 30, 2011, respectively.

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through Protego Casa de Bolsa, S.A. de C.V. (“PCB”), enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 2.7 years, as of June 30, 2011, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB which permit the counterparty to pledge the securities.

As of June 30, 2011 and December 31, 2010, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	June 30, 2011		December 31, 2010
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$83,311		$52,217
Securities Purchased Under Agreements to Resell	100,598	$100,605	126,401	$126,386

Total Assets	$183,909		$178,618

Liabilities
Securities Sold Under Agreements to Repurchase	$(184,062)	$(184,202)	$(178,683)	$(178,603)

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

A summary of the Company’s investment in the private equity funds as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
ECP II	$4,286	$4,856
Discovery Fund	3,304	2,734
EMCP II	7,378	7,580
CSI Capital	2,955	3,361
Trilantic IV	5,631	559

Total Private Equity Funds	$23,554	$19,090

Net realized and unrealized gains (losses) on private equity fund investments, including performance fees, were $3,878 and $4,820 for the three and six months ended June 30, 2011, respectively, and $481 and ($105) for the three and six months ended June 30, 2010, respectively. In the event the fund performs poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2011, the Company had $2,701 of previously received carried interest that may be subject to repayment.

Trilantic Capital Partners

During the first quarter of 2010, the Company made an equity method investment in Trilantic Capital Partners (“Trilantic”). See Note 13 for further information. This investment had a balance of $15,816 and $15,840 as of June 30, 2011 and December 31, 2010, respectively.

Equity Method Investments

A summary of the Company’s other equity investments as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
Pan	$2,745	$2,939
G5	23,659	21,498

Total Other Equity Investments	$26,404	$24,437

Pan

In 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at June 30, 2011. This investment resulted in losses of $219 and $285 for the three and six months ended June 30, 2011, respectively, and $130 and $310 for the three and six months ended June 30, 2010, respectively.

G5

During the fourth quarter of 2010, the Company made an equity method investment in G5. This investment resulted in a gain of $288 and $754 for the three and six months ended June 30, 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Cost Basis Investments

In 2009, the Company invested $1,250 in CITIC Securities International (“CSIP”) in exchange for a 5% noncontrolling interest in the entity. CSIP and the Company focus on providing merger and acquisition (“M&A”) advisory and investment management service, focused on transactions between China and other international markets. This investment is accounted for on the cost basis.

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

The following table presents the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$55,860	$—	$55,860
Seed Capital Investments	16,047	1,509	—	17,556
Mutual Funds	9,159	—	—	9,159
Financial Instruments Owned and Pledged as Collateral at Fair Value	83,311	—	—	83,311

Total Assets Measured At Fair Value	$108,517	$57,369	$—	$165,886

	December 31, 2010
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$89,931	$—	$89,931
Seed Capital Investments	15,588	749	—	16,337
Financial Instruments Owned and Pledged as Collateral at Fair Value	52,217	—	—	52,217

Total Assets Measured At Fair Value	$67,805	$90,680	$—	$158,485

(1)	Includes $9,119 and $13,438 of municipal bonds classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2011 and December 31, 2010, respectively.

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

The Company had no transfers between fair value levels during the three and six months ended June 30, 2011.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 11 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of senior notes due 2020 with a 5.20% coupon (“the Senior Notes”) and warrants to purchase 5,455 shares of Evercore Class A common stock at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statement of Financial Condition. The Senior Notes have an effective yield of 7.94%. At June 30, 2011, the fair value of the Company’s Senior Notes exceeded their aggregate carrying value by approximately $20,000. The fair value of the Company’s Senior Notes was estimated based on a present value analysis utilizing aggregate market yields for similar financial instruments.

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

Note 12 – Evercore Partners Inc. Stockholders’ Equity

Offerings – During the second quarter of 2011, the Company had an offering of 5,365 shares of Class A common stock. A portion of the proceeds were used to purchase from certain holders, including members of the Company’s senior management, a number of outstanding Evercore LP partnership units (“LP Units”). The Company intends to use a portion of the remainder of the proceeds to fund the initial cash payments associated with the Company’s pending acquisition of Lexicon. See Note 4.

The offering resulted in an increase to Common Stock and Additional Paid-In-Capital of $54 and $167,597, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2011. The purchase of outstanding LP Units resulted in a decrease to Additional Paid-In-Capital of $84,195 on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2011. See Note 13 for the impact of this transaction on Noncontrolling Interest. Additionally, the above transaction resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $47,481, $40,360 and $7,122, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2011.

Dividends – During the three and six months ended June 30, 2011, the Company declared and paid dividends of $0.18 and $0.36 per share, totaling $4,116 and $8,231, respectively. The Company’s Board of Directors declared on July 26, 2011, a quarterly cash dividend of $0.18 per share, to the holders of Class A common stock as of August 26, 2011, which will be paid on September 9, 2011.

Treasury Stock – During the six months ended June 30, 2011, the Company purchased 489 Class A common shares from employees at market values ranging from $32.08 to $36.41 per share for the net settlement of stock-based compensation awards. The

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

result of these purchases was an increase in Treasury Stock of $16,750 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2011.

LP Units – During the six months ended June 30, 2011, 299 LP Units were gifted by employees to various charities and exchanged for Class A common shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $3 and $1,694, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2011. See “Offerings” above for additional LP Unit transactions.

Note 13 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 20% interest in Evercore LP, a 28% interest in PCB, a 49% interest in Evercore Wealth Management (“EWM”), a 49% interest in Evercore Asset Management L.L.C. (“EAM”), a 34% equity interest in Atalanta Sosnoff Capital L.L.C. (“Atalanta Sosnoff”), a 34% interest in Institutional Equities and a 14% interest in Evercore Trust Company, N.A. (“ETC”), not owned by the Company at June 30, 2011. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and ETC have rights, in certain circumstances, to convert into Class A common shares.

Changes in Noncontrolling Interest for the six months ended June 30, 2011 and 2010 were as follows:

	For the Six Months Ended June 30,
	2011	2010
Beginning balance	$66,542	$29,361

Comprehensive income
Operating income	6,727	2,279
Other comprehensive income (loss)	1,488	(2,803)

Total comprehensive income	8,215	(524)

Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(11,774)	(2,410)
Amortization and Vesting of LP Units	10,975	9,961
Distributions to Noncontrolling Interests	(12,014)	(10,205)
Fair value of noncontrolling interest in Atalanta Sosnoff	—	33,139
Issuance of noncontrolling interest in Institutional Equities	729	3,503

Total other items	(12,084)	33,988

Ending balance	$62,673	$62,825

In February 2010, the Company issued 500 LP Units in exchange for a minority economic interest in Trilantic. At December 31, 2014, at the option of the holder, these LP Units are exchangeable on a one-for-one basis for Class A common stock of the Company or may be redeemed for cash of $16,500. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $21 and $42 for the three and six months ended June 30, 2011, respectively, and $21 and $32 for the three and six months ended June 30, 2010, respectively.

In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $9,242 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2011 and December 31, 2010.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 14 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three and six months ended June 30, 2011 and 2010 are described and presented below.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc.	$2,261		$117		$5,849		$2,137
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 13)	(21)		(21)		(42)		(32)

Net income attributable to Evercore Partners Inc. common shareholders	$2,240		$96		$5,807		$2,105
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	23,724		19,016		23,204		18,846

Basic Net Income Per Share Attributable to Evercore Partners Inc. common shareholders	$0.09		$0.01		$0.25		$0.11

Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$2,240		$96		$5,807		$2,105
Add (deduct)—dilutive effect of:
Noncontrolling Interest related to the assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)	(a	)	(a	)

Diluted Net Income Available for Class A common shareholders	$2,240		$96		$5,807		$2,105

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	23,724		19,016		23,204		18,846
Add—dilutive effect of:
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method	1,648		1,700		1,801		1,913
Assumed conversion of Warrants issued	1,992		1,647		1,951		1,633

Diluted weighted average shares of Class A common stock outstanding	27,364		22,363		26,956		22,392

Diluted Net Income Per Share Attributable to Evercore Partners Inc. common shareholders	$0.08		$0.00		$0.22		$0.09

(a)	During the three and six months ended June 30, 2011 and 2010, the LP Units (which represent the right to receive shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their exchange into shares of Class A common stock has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 11,664 and 11,789 for the three and six months ended June 30, 2011, respectively, and 14,637 and 14,478 for the three and six months ended June 30, 2010, respectively.

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

During the six months ended June 30, 2011, pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan, the Company granted employees 1,619 RSUs that are Service-based Awards. Service-based Awards granted during the six months ended June 30, 2011 had grant date fair values of $32.05 to $36.41 per share. During the six months ended June 30, 2011, 1,240 Service-based Awards vested and 74 Service-based Awards were forfeited.

During the second quarter of 2011, 542 Event-based Awards vested in conjunction of the Company’s offering of Class A common stock resulting in an expense of $11,389. The Company also modified and vested 48 Event-based Awards and 27 Event-based Awards were forfeited during the six months ended June 30, 2011.

During the first quarter of 2011, the Company amended the terms of a Service-based Award with the respect to 133 RSUs. Due to this amendment, $2,828 was reclassified from Additional Paid-in Capital to Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition.

During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in supplemental RSUs or deferred cash, which is indexed to a notional investment portfolio. The Company granted 76 RSUs related to this program during the first quarter of 2011 and awarded deferred cash compensation of $9,153, each of which will vest ratably over four years and require payment upon vesting. Compensation expense related to this deferred compensation program was $745 and $1,070 for the three and six months ended June 30, 2011, respectively.

Compensation expense related to stock-based awards, including compensation expense related to the amortization of the LP Units and the vesting of Event-based Awards, was $28,996 and $47,423 for the three and six months ended June 30, 2011, respectively, and $13,543 and $28,408 for the three and six months ended June 30, 2010, respectively.

In August 2011, the Company is expecting to deliver 2,027 shares directly and indirectly related to awards granted in conjunction with the Company’s IPO.

Note 16 – Commitments and Contingencies

For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $3,702 and $7,322 for the three and six months ended June 30, 2011, respectively, and $3,122 and$5,126 for the three and six months ended June 30, 2010, respectively.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $135 and $242 for the three and six months ended June 30, 2011, respectively, and $148 and $329 for the three and six months ended June 30, 2010, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.

Other Commitments – As of June 30, 2011, the Company has unfunded commitments for capital contributions of $7,356 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As a result of the offering of common stock which occurred during the second quarter of 2011, the Amounts Due Pursuant to Tax Receivable Agreements increased to $142,422. As of June 30, 2011, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $146,405. The Company expects to pay to the counterparties to the Tax Receivable Agreement $3,983 within one year or less, $20,488 in one to three years, $23,451 in three to five years and $98,483 after five years.

On June 7, 2011, the Company entered into a definitive sale and purchase agreement to acquire all of the outstanding partnership interests in Lexicon. See Note 4 for further information.

The Company also has commitments related to its redeemable noncontrolling interests. See Note 13 for further information.

Contingencies

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial, regulatory, arbitration and other proceedings concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In the past, the Company and its affiliates have been named as a defendant in civil litigation matters involving present or former clients or competitors. In addition, Mexican, United Kingdom, Hong Kong and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Note 17 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of June 30, 2011 and December 31, 2010 was $65,617 and $62,583, respectively, which exceeded the minimum net capital requirement by $64,357 and $60,738, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of June 30, 2011.

Note 18 – Income Taxes

The Company’s Provision (Benefit) for Income Taxes was $5,977 and $10,235 for the three and six months ended June 30, 2011, respectively, and ($1,698) and $2,961 for the three and six months ended June 30, 2010, respectively. The effective tax rate was 53% and 45% for the three and six months ended June 30, 2011, respectively, and 52% and 40% for the three and six months ended June 30,

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

2010, respectively. The effective tax rate for 2011 and 2010 reflects the effect of certain compensation transactions as well as the noncontrolling interest associated with LP Units. The effective tax rate for 2010 also reflected the effect of losses in certain foreign jurisdictions for which no income tax benefits are anticipated.

The Company reported a decrease in deferred tax assets of ($1,508) associated with changes in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2011.

As of June 30, 2011, there was $1,981 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest of $36 and $72 during the three and six months ended June 30, 2011, respectively, and had recognized a liability for penalties of $561 and interest of $789 at June 30, 2011.

As a result of the Company’s offering of common stock which occurred during the second quarter of 2011, Deferred Tax Assets – Non-Current and Amounts Due Pursuant to Tax Receivable Agreements increased $47,481 and $40,360, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2011. See Note 12 for further information.

Note 19 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions. During 2010, the Investment Banking segment (formerly called the Advisory segment) expanded to include services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. During the second quarter of 2010, the Investment Management segment expanded to include the acquisitions of Atalanta Sosnoff and Morse Williams and Company, Inc. (“Morse Williams”).

The Company’s segment information for the three and six months ended June 30, 2011 and 2010 was prepared using the following methodology:

•	Revenue, expenses and income (loss) from equity method investments directly associated with each segment are included in determining pre-tax income.

•	Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount and other factors.

•

Segment assets are based on those directly associated with each segment, or for certain assets shared across segments, those assets are allocated based on the most relevant measures applicable, including headcount and other factors.

•	Investment gains and losses, interest income and interest expense are allocated between the segments based on the segment in which the underlying asset or liability is held.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, charges associated with the vesting of Event-based Awards and amortization of intangibles associated with certain acquisitions.

The Company evaluates segment results based on net revenue and pre-tax income, both including and excluding the impact of the Other Expenses.

Two clients and one client accounted for more than 10% of the Company’s consolidated Net Revenues for the three and six months ended June 30, 2011, respectively.

The following information provides a reasonable representation of each segment’s contribution.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Investment Banking
Net Revenues (1)	$113,976	$48,025	$196,355	$124,540
Operating Expenses	88,340	44,784	153,661	100,679
Other Expenses (2)	14,511	4,659	20,867	9,987

Operating Income (Loss)	11,125	(1,418)	21,827	13,874
Income from Equity Method Investments	134	—	916	—

Pre-Tax Income (Loss)	$11,259	$(1,418)	$22,743	$13,874

Identifiable Segment Assets	$489,694	$329,058	$489,694	$329,058

Investment Management
Net Revenues (1)	$28,015	$16,945	$53,481	$28,451
Operating Expenses	24,594	17,730	48,656	32,734
Other Expenses (2)	3,379	918	4,310	1,904

Operating Income (Loss)	42	(1,703)	515	(6,187)
Income (Loss) from Equity Method Investments	(65)	(130)	(447)	(310)

Pre-Tax Income (Loss)	$(23)	$(1,833)	$68	$(6,497)

Identifiable Segment Assets	$552,104	$561,512	$552,104	$561,512

Total
Net Revenues (1)	$141,991	$64,970	$249,836	$152,991
Operating Expenses	112,934	62,514	202,317	133,413
Other Expenses (2)	17,890	5,577	25,177	11,891

Operating Income (Loss)	11,167	(3,121)	22,342	7,687
Income (Loss) from Equity Method Investments	69	(130)	469	(310)

Pre-Tax Income (Loss)	$11,236	$(3,251)	$22,811	$7,377

Identifiable Segment Assets	$1,041,798	$890,570	$1,041,798	$890,570

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(1) Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Investment Banking (A)	$(720)	$520	$(1,393)	$1,113
Investment Management (B)	(756)	520	(1,479)	795

Total Other Revenue, net	$(1,476)	$1,040	$(2,872)	$1,908

(A)	Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,059 and $2,112 for the three and six months ended June 30, 2011, respectively, and $1,042 and $2,077 for the three and six months ended June 30, 2010, respectively.
(B)	Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $894 and $1,784 for the three and six months ended June 30, 2011, respectively, and $881 and $1,756 for the three and six months ended June 30, 2010, respectively.

(2) Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Investment Banking
Amortization of LP Units and Certain Other Awards	$5,136	$4,190	$11,023	$9,049
Vesting of Event-based Awards	8,906	—	8,906	—
Intangible Asset Amortization	469	469	938	938

Total Investment Banking	14,511	4,659	20,867	9,987

Investment Management
Amortization of LP Units and Certain Other Awards	781	803	1,597	1,674
Vesting of Event-based Awards	2,483	—	2,483	—
Intangible Asset Amortization	115	115	230	230

Total Investment Management	3,379	918	4,310	1,904

Total Other Expenses	$17,890	$5,577	$25,177	$11,891

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net Revenues: (1)
United States	$118,644	$54,014	$191,144	$129,090
Europe and Other	19,697	4,525	46,949	14,202
Latin America	5,126	5,391	14,615	7,791

Total	$143,467	$63,930	$252,708	$151,083

(1)	Excludes Other Revenue and Interest Expense.

Substantially all of the Company’s long-lived assets reside in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent quarterly reports on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Other Expenses

Other Expenses include compensation costs associated with the modification of unvested LP Units and certain other awards, charges associated with the vesting of Event-based Awards and amortization of intangibles associated with certain acquisitions.

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

Noncontrolling Interest

We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors, their estate planning vehicles and Trilantic in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 13 to our unaudited condensed consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.

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

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2011 and 2010. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$114,696	$47,505	141%	$197,748	$123,427	60%
Investment Management Revenue	28,771	16,425	75%	54,960	27,656	99%
Other Revenue	4,273	6,973	(39%)	7,971	13,445	(41%)

Total Revenues	147,740	70,903	108%	260,679	164,528	58%
Interest Expense	5,749	5,933	(3%)	10,843	11,537	(6%)

Net Revenues	141,991	64,970	119%	249,836	152,991	63%

Expenses
Operating Expenses	112,934	62,514	81%	202,317	133,413	52%
Other Expenses	17,890	5,577	221%	25,177	11,891	112%

Total Expenses	130,824	68,091	92%	227,494	145,304	57%

Income (Loss) Before Income (Loss) from Equity Method Investments and Income Taxes	11,167	(3,121)	NM	22,342	7,687	191%
Income (Loss) from Equity Method Investments	69	(130)	NM	469	(310)	NM

Income (Loss) Before Income Taxes	11,236	(3,251)	NM	22,811	7,377	209%
Provision (Benefit) for Income Taxes	5,977	(1,698)	NM	10,235	2,961	246%

Net Income (Loss)	5,259	(1,553)	NM	12,576	4,416	185%
Net Income (Loss) Attributable to Noncontrolling Interest	2,998	(1,670)	NM	6,727	2,279	195%

Net Income Attributable to Evercore Partners Inc.	$2,261	$117	NM	$5,849	$2,137	174%

Diluted Net Income Per Share	$0.08	$0.00	NM	$0.22	$0.09	144%

As of June 30, 2011 and 2010 our total headcount was as follows:

	As of June 30,
	2011
	Evercore U.S.	Evercore Mexico	Evercore Europe & Other	Total	2010
Senior Managing Directors	46	8	7	61	54
Portfolio and Client Relationship Managers	30	—	—	30	26
Senior Institutional Equities Professionals	28	—	—	28	20
Professionals and Administrative Personnel (1)	412	125	46	583	452

Total Employees	516	133	53	702	552

(1)	Excludes seasonal employees.

Three Months Ended June 30, 2011 versus June 30, 2010

Net revenues were $142.0 million for the three months ended June 30, 2011; an increase of $77.0 million, or 119%, versus net revenues of $65.0 million for the three months ended June 30, 2010. Investment Banking Revenue and Investment Management Revenue increased 141% and 75%, respectively, compared to the three months ended June 30, 2010. See the segment discussion below for further information. Other revenue for the three months ended June 30, 2011 was lower than for the three months ended June 30, 2010 as a result of relatively lower gains on our Marketable Securities portfolios for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $112.9 million for the three months ended June 30, 2011 as compared to $62.5 million for the three months ended June 30, 2010, a 81% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $83.7 million for the three months ended June 30, 2011, an increase of $42.9 million, or 105%, versus expense of $40.8 million for the three months ended June 30, 2010. The increase was primarily due to an increase in revenues and compensation costs resulting from the expansion of our new and existing businesses. Non-compensation expenses as a component of Operating Expenses were $29.3 million for the three months ended June 30, 2011, an increase of $7.5 million, or 35% over non-compensation operating expenses of $21.7 million for the three months ended June 30, 2010. Non-compensation operating expenses increased compared to the three months ended June 30, 2010 primarily as a result of the expansion of our new and existing businesses.

Total Other Expenses of $17.9 million for the three months ended June 30, 2011 related to compensation costs associated with unvested LP Units and certain other awards of $5.9 million, charges associated with the vesting of Event-based Awards of $11.4 million and amortization of intangibles of $0.6 million. Total Other Expenses of $5.6 million for the three months ended June 30, 2010 related to costs associated with unvested LP Units and certain other awards of $5.0 million and amortization of intangibles of $0.6 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 71% for the three months ended June 30, 2011 and 70% for the three months ended June 30, 2010. Employee Compensation and Benefits Expense was impacted by the vesting of Event-based Awards, which occurred in conjunction with our offering during the second quarter of 2011.

The provision for income taxes for the three months ended June 30, 2011 was $6.0 million, which reflected an effective tax rate of 53%. The provision was impacted by the vesting of LP Units and certain other awards, as well as the noncontrolling interest associated with LP Units. The benefit for income taxes for the three months ended June 30, 2010 was $1.7 million, which reflected an effective tax rate of 52%. This provision was impacted by the non-deductible compensation expense associated with the vesting of LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no income tax benefits are anticipated.

Income (loss) from equity method investments was $0.1 million for the three months ended June 30, 2011, as compared to ($0.1) million for the three months ended June 30, 2010. The increase was primarily due to our investment in G5, which the Company made in the fourth quarter of 2010.

Noncontrolling interest was $3.0 million for the three months ended June 30, 2011 compared to ($1.7) million for the three months ended June 30, 2010, reflecting an allocation of operating income in the current year as opposed to an operating loss in the prior period.

Six Months Ended June 30, 2011 versus June 30, 2010

Net revenues were $249.8 million for the six months ended June 30, 2011; an increase of $96.8 million, or 63%, versus net revenues of $153.0 million for the six months ended June 30, 2010. Investment Banking Revenue and Investment Management Revenue increased 60% and 99%, respectively, compared to the six months ended June 30, 2010. See the segment discussion below for further information. Other revenue for the six months ended June 30, 2011 was lower than for the six months ended June 30, 2010 as a result of relatively lower gains on our Marketable Securities portfolios for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $202.3 million for the six months ended June 30, 2011 as compared to $133.4 million for the six months ended June 30, 2010, a 52% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $147.0 million for the six months ended June 30, 2011, an increase of $56.3 million, or 62%, versus expense of $90.8 million for the six months ended June 30, 2010. The increase was primarily due to increased revenue and compensation costs resulting from the expansion of our new and existing businesses, some of which were not in operation during the entire prior year period. Non-compensation expenses as a component of Operating Expenses were $55.3 million for the six months ended June 30, 2011, an increase of $12.6 million, or 30% over non-compensation operating expenses of $42.7 million for the six months ended June 30, 2010. Non-compensation operating expenses increased compared to the six months ended June 30, 2010 primarily as a result of the expansion of our new and existing businesses.

Total Other Expenses of $25.2 million for the six months ended June 30, 2011 related to compensation costs associated with unvested LP Units and certain other awards of $12.6 million, charges associated with the vesting of Event-based Awards of $11.4 million and amortization of intangibles of $1.2 million. Total Other Expenses of $11.9 million for the three months ended June 30, 2010 related to costs associated with unvested LP Units and certain other awards of $10.7 million and amortization of intangibles of $1.2 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 68% for the six months ended June 30, 2011, compared to 66% for the six months ended June 30, 2010. The increase was primarily attributable to increased compensation expense associated with the amortization of unvested LP Units and certain other awards and the effect of new businesses, offset by higher revenues. Employee Compensation and Benefits Expense was impacted by the vesting of Event-based Awards, which occurred in conjunction with our offering during the second quarter of 2011.

The provision for income taxes for the six months ended June 30, 2011 was $10.2 million, which reflected an effective tax rate of 45%. The provision was impacted by the vesting of LP Units and certain other awards, as well as the noncontrolling interest associated with LP Units. The provision for income taxes for the six months ended June 30, 2010 was $3.0 million, which reflected an effective tax rate of 40%. This provision was impacted by the non-deductible compensation expense associated with the vesting of LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no income tax benefits are anticipated.

Income (loss) from equity method investments was $0.5 million for the six months ended June 30, 2011, as compared to ($0.3) million for the six months ended June 30, 2010. The increase was primarily due to our investment in G5, which the Company made in the fourth quarter of 2010.

Noncontrolling interest was $6.7 million for the six months ended June 30, 2011 compared to $2.3 million for the six months ended June 30, 2010.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
			(dollars in thousands)
Revenues
Investment Banking Revenue (1)	$114,696	$47,505	141%	$197,748	$123,427	60%
Other Revenue, net (2)	(720)	520	NM	(1,393)	1,113	NM

Net Revenues	113,976	48,025	137%	196,355	124,540	58%

Expenses
Operating Expenses	88,340	44,784	97%	153,661	100,679	53%
Other Expenses	14,511	4,659	211%	20,867	9,987	109%

Total Expenses	102,851	49,443	108%	174,528	110,666	58%

Operating Income (Loss) (3)	11,125	(1,418)	NM	21,827	13,874	57%
Income from Equity Method Investments	134	—	NM	916	—	NM

Pre-Tax Income (Loss)	$11,259	$(1,418)	NM	$22,743	$13,874	64%

(1)	Includes client related expenses of $3.0 million and $6.6 million for the three and six months ended June 30, 2011, respectively, and $2.0 million and $6.6 million for the three and six months ended June 30, 2010, respectively.
(2)	Includes interest expense on the Senior Notes of $1.1 million and $2.1 million for the three and six months ended June 30, 2011, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2010, respectively.
(3)	Includes Noncontrolling interest of ($1.0) million and ($1.7) million for the three and six months ended June 30, 2011, respectively, and ($0.6) million for the three and six months ended June 30, 2010.

For the three and six months ended June 30, 2011, the level of announced and completed M&A activity was higher versus the three and six months ended June 30, 2010, as evidenced by the following statistics regarding the volume of transactions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$291	$232	$680	$454
Value of North American M&A Deals Completed	$290	$213	$568	$387
Value of Global M&A Deals Announced	$721	$536	$1,485	$1,045
Value of Global M&A Deals Completed	$605	$495	$1,212	$909
Evercore Statistics **
Total Number of Fee Paying Clients	77	72	118	105
Investment Banking Clients With Fees of at Least $1 million	21	12	38	24

*	Source: Thomson Financial July 13, 2011
**	Includes revenue generating clients only

Investment Banking Results of Operations

Three Months Ended June 30, 2011 versus June 30, 2010

Net Investment Banking Revenues were $114.0 million for the three months ended June 30, 2011 compared to $48.0 million for the three months ended June 30, 2010, which represented an increase of 137%. Investment Banking Revenues for the three months ended June 30, 2011 included $3.4 million and $4.4 million of commissions and underwriting revenues, respectively. We earned revenue from 77 advisory clients during the three months ended June 30, 2011, 21 of which exceeded $1.0 million in revenue, compared to 72 clients during the three months ended June 30, 2010, 12 of which exceeded $1.0 million in revenue. M&A deal activity increased from the three months ended June 30, 2010.

Operating Expenses were $88.3 million for the three months ended June 30, 2011, as compared to $44.8 million for the three months ended June 30, 2010, an increase of $43.6 million, or 97%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $67.3 million for the three months ended June 30, 2011, as compared to $29.4 million for the three months ended June 30, 2010, an increase of $37.9 million, or 129%. The increase was due to compensation costs resulting primarily from increased revenue, as well as increased headcount in our advisory business. Non-compensation expenses, as a component of Operating Expenses, were $21.0 million for the three months ended June 30, 2011, as compared to $15.4 million for the three months ended June 30, 2010, an increase of $5.6 million, or 36%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels. The increase in Investment Banking headcount has led directly and indirectly to cost increases relating to occupancy, travel, and professional and regulatory fees.

Other Expenses of $14.5 million for the three months ended June 30, 2011 included $5.1 million related to compensation costs associated with unvested LP Units and certain other awards, $8.9 million of charges related to the vesting of Event-based Awards and $0.5 million of intangible asset amortization. Other Expenses of $4.7 million for the three months ended June 30, 2010 included $4.2 million related to costs associated with unvested LP Units and certain other awards and $0.5 million of intangible asset amortization.

Six Months Ended June 30, 2011 versus June 30, 2010

Net Investment Banking Revenues were $196.4 million for the six months ended June 30, 2011 compared to $124.5 million for the six months ended June 30, 2010, which represented an increase of 58%. Investment Banking Revenues for the six months ended June 30, 2011 included $5.9 million and $7.6 million of commissions and underwriting revenues, respectively. We earned revenue from 118 advisory clients during the six months ended June 30, 2011, 38 of which exceeded $1.0 million in revenue, compared to 105 clients during the six months ended June 30, 2010, 24 of which exceeded $1.0 million in revenue. M&A deal activity increased from the six months ended June 30, 2010. Advisory revenues for the six months ended June 30, 2011 were similar to those in the prior year period, impacted by the timing of the completion of the respective transactions.

Operating Expenses were $153.7 million for the six months ended June 30, 2011, as compared to $100.7 million for the six months ended June 30, 2010, an increase of $53.0 million, or 53%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $114.8 million for the six months ended June 30, 2011, as compared to $69.9 million for the six months ended June 30, 2010, an increase of $44.9 million, or 64%. The increase was due to compensation costs resulting primarily from our new businesses, as well as increased headcount in our advisory business. Non-compensation expenses, as a component of Operating Expenses, were $38.9 million for the six months ended June 30, 2011, as compared to $30.8 million for the six months ended June 30, 2010, an increase of $8.1 million, or 26%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels. The increase in Investment Banking headcount has led directly and indirectly to cost increases relating to occupancy, travel, and professional and regulatory fees.

Other Expenses of $20.9 million for the six months ended June 30, 2011 included $11.0 million related to compensation costs associated with unvested LP Units and certain other awards, $8.9 million of charges related to the vesting of Event-based Awards and $0.9 million of intangible asset amortization. Other Expenses of $10.0 million for the six months ended June 30, 2010 included $9.0 million related to costs associated with unvested LP Units and certain other awards and $0.9 million of intangible asset amortization.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
			(dollars in thousands)
Revenues
Management Fees:
Wealth Management	$3,764	$2,442	54%	$7,232	$4,359	66%
Institutional Asset Management	18,425	9,719	90%	37,308	16,438	127%
Private Equity	1,714	2,202	(22%)	3,443	4,180	(18%)

Total Management Fees	23,903	14,363	66%	47,983	24,977	92%

Realized and Unrealized Gains (Losses):
Institutional Asset Management	990	1,581	(37%)	2,157	2,784	(23%)
Private Equity	3,878	481	706%	4,820	(105)	NM

Total Realized and Unrealized Gains	4,868	2,062	136%	6,977	2,679	160%

Investment Management Revenue (1)	28,771	16,425	75%	54,960	27,656	99%
Other Revenue, net (2)	(756)	520	NM	(1,479)	795	NM

Net Investment Management Revenues	28,015	16,945	65%	53,481	28,451	88%

Expenses
Operating Expenses	24,594	17,730	39%	48,656	32,734	49%
Other Expenses	3,379	918	268%	4,310	1,904	126%

Total Expenses	27,973	18,648	50%	52,966	34,638	53%

Operating Income (Loss) (3)	42	(1,703)	NM	515	(6,187)	NM
Income (Loss) from Equity Method Investments (4)	(65)	(130)	50%	(447)	(310)	(44%)

Pre-Tax Income (Loss)	$(23)	$(1,833)	99%	$68	$(6,497)	NM

(1)	Includes client related expenses of $0.1 million and $0.4 million for the three and six months ended June 30, 2011, respectively.
(2)	Includes interest expense on the Senior Notes of $0.9 million and $1.8 million for the three and six months ended June 30, 2011, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2010, respectively.
(3)	Includes Noncontrolling interest of $0.7 million and $1.3 million for the three and six months ended June 30, 2011, respectively, and ($0.2) million and ($0.6) million for the three and six months ended June 30, 2010, respectively.
(4)	Equity in Pan and G5 are classified as Income (Loss) from Equity Method Investments.

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

Our U.S. private equity funds, with the exception of Evercore Capital Partners L.P. and its affiliated entities (“ECP I”), earn management fees of 1% of invested capital. Starting January 1, 2010, pursuant to an amendment to the ECP I Partnership Agreement, no management fees were earned. Our Mexican private equity fund, EMCP II, earns management fees of 2.25% on committed capital during its investment period and 2.25% on net funded committed capital thereafter.

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

In the event the fund performs poorly we may be obligated to repay certain carried interest previously distributed. As of June 30, 2011, we had $2.7 million of previously received carried interest that may be subject to repayment.

Assets Under Management

AUM for our Investment Management business of $16.8 billion at June 30, 2011, decreased from $17.4 billion at December 31, 2010. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 50% and 48% of Level I investments and 50% and 52% of Level II investments as of June 30, 2011 and December 31, 2010, respectively, and Institutional Asset Management maintained 95% and 95% of Level I investments and 5% and 5% of Level II investments as of June 30, 2011 and December 31, 2010, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements; notwithstanding, these assets represent primarily Level III investments. The following table summarizes AUM activity for the six months ended June 30, 2011:

	Wealth Management	Institutional Asset Management	Private Equity	Total
		(dollars in millions)
Balance at December 31, 2010	$2,506	$14,252	$629	$17,387
Inflows	323	991	—	1,314
Outflows	(15)	(1,354)	(24)	(1,393)
Market Appreciation	23	476	—	499

Balance at March 31, 2011	$2,837	$14,365	$605	$17,807
Inflows	106	998	—	1,104
Outflows	(57)	(1,831)	—	(1,888)
Market Appreciation (Depreciation)	6	(221)	—	(215)

Balance at June 30, 2011	$2,892	$13,311	$605	$16,808

AUM decreased from December 31, 2010 primarily due to net outflows in Institutional Asset Management partially offset by inflows in Wealth Management.

Three Months Ended June 30, 2011 versus June 30, 2010

Net Investment Management Revenues were $28.0 million for the three months ended June 30, 2011, compared to $16.9 million for the three months ended June 30, 2010. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 66% from the three months ended June 30, 2010 primarily as a result of the full quarter’s impact of the acquisition of new businesses within Institutional Asset Management and Wealth Management, as well as year-over-year growth in AUM. Fee-based revenues included $0.1 million of revenues from performance fees during the three months ended June 30, 2011 compared to $0.1 million for the three months ended June 30, 2010. Realized and Unrealized Gains (Losses) increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by carried interest from Trilantic.

Operating Expenses were $24.6 million for the three months ended June 30, 2011, as compared to $17.7 million for the three months ended June 30, 2010, an increase of $6.9 million, or 39%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $16.4 million for the three months ended June 30, 2011, as compared to $11.4 million for the three months ended June 30, 2010, an increase of $5.0 million, or 43%. Non-compensation expenses, as a component of Operating Expenses, were $8.2 million for the three months ended June 30, 2011, as compared to $6.3 million for the three months ended June 30, 2010, an increase of $1.9 million, or 30%. The increase in Operating Expenses was primarily a result of the acquisition and expansion of new businesses added during the second quarter of 2010.

Other Expenses of $3.4 million for the three months ended June 30, 2011 included $0.8 million related to compensation costs associated with unvested LP Units and certain other awards, $2.5 million of charges related to the vesting of Event-based Awards and amortization of intangibles of $0.1 million. Other Expenses of $0.9 million for the three months ended June 30, 2010 included $0.8 million related to costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.1 million.

Six Months Ended June 30, 2011 versus June 30, 2010

Net Investment Management Revenues were $53.5 million for the six months ended June 30, 2011, compared to $28.5 million for the six months ended June 30, 2010. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 92% from the six months ended June 30, 2010 primarily as a result of the full quarter’s impact of the acquisition of new businesses within Institutional Asset Management and Wealth Management, as well as year-over-year growth in AUM. Fee-based revenues included $0.1 million of revenues from performance fees during the six months ended June 30, 2011 compared to $0.2 million for the six months ended June 30, 2010. Realized and Unrealized Gains (Losses) increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by carried interest from Trilantic.

Operating Expenses were $48.7 million for the six months ended June 30, 2011, as compared to $32.7 million for the six months ended June 30, 2010, an increase of $15.9 million, or 49%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $32.2 million for the six months ended June 30, 2011, as compared to $20.8 million for the six months ended June 30, 2010, an increase of $11.4 million, or 55%. Non-compensation expenses, as a component of Operating Expenses, were $16.4 million for the six months ended June 30, 2011, as compared to $11.9 million for the six months ended June 30, 2010, an increase of $4.5 million, or 38%. The increase in Operating Expenses was primarily a result of the acquisition and expansion of new businesses added during the second quarter of 2010.

Other Expenses of $4.3 million for the six months ended June 30, 2011 included $1.6 million related to compensation costs associated with unvested LP Units and certain other awards, $2.5 million of charges related to the vesting of Event-based Awards and amortization of intangibles of $0.2 million. Other Expenses of $1.9 million for the six months ended June 30, 2010 included $1.7 million related to costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.2 million.

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

	For the Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$12,576	$4,416
Non-cash charges	53,222	30,994
Other operating activities	(58,064)	(50,710)

Operating activities	7,734	(15,300)
Investing activities	19,627	(6,662)
Financing activities	35,788	(38,281)
Effect of exchange rate changes	(37)	(1,614)

Net Increase (Decrease) in Cash and Cash Equivalents	63,112	(61,857)
Cash and Cash Equivalents
Beginning of Period	141,337	206,682

End of Period	$204,449	$144,825

Six Months Ended June 30, 2011. Cash and Cash Equivalents were $204.4 million at June 30, 2011, an increase of $63.1 million versus Cash and Cash Equivalents of $141.3 million at December 31, 2010. Operating activities resulted in a net inflow of $7.7 million, primarily related to earnings offset by an increase in accounts receivable and a decrease in accrued compensation and benefits. Cash of $19.6 million was provided by investing activities primarily related to proceeds from maturities and sales of our marketable securities. Financing activities during the period provided cash of $35.8 million, primarily from our June 2011 offering, offset by the payment of dividends, distributions to Partners and treasury stock purchases.

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

Liquidity and Capital Resources

General

Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable in relation to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses and accrued employee compensation. We traditionally have made payments for employee bonuses and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A common shares are paid when and if declared by the Board of Directors, which is generally quarterly.

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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally decrease, and they increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance, which could result in future impairment charges related to our goodwill and/or intangibles assets. For a further discussion of risks related to our business, refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2010.

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

In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2011, we repurchased 488,579 shares for $16.8 million related to funding the minimum tax withholding requirements of share deliveries.

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

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of June 30, 2011, we were in compliance with all of these covenants.

During the second quarter of 2011, we had an offering of 5,364,991 shares of Class A common stock. A portion of the proceeds were used to purchase from certain holders, including members of the Company’s senior management, a number of outstanding LP Units that was equal to the number of newly-issued shares of Class A common stock sold in the offering. See Note 12 to our unaudited condensed consolidated financial statements.

This offering resulted in an increase to Common Stock and Additional Paid-In-Capital of $0.1 million and $167.6 million, respectively, on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2011. The purchase of outstanding LP Units resulted in a decrease to Additional Paid-In-Capital of $84.2 million on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2011. See Note 13 to our unaudited condensed consolidated financial statements for the impact of this transaction on Noncontrolling Interest. Additionally, the above transaction resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $47.5 million, $40.4 million and $7.1 million, respectively, on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2011. For a complete discussion of the Company’s Tax Receivable Agreement, refer to the Company’s Annual Report on Form 10–K for the year ended December 31, 2010. See Contractual Obligations for future payments related to the Tax Receivable Agreement.

Upon completion of the offering, Messrs. Altman, Beutner and Aspe (and trusts benefiting their families and permitted transferees) beneficially owned less than 50% of the aggregate LP Units owned by them at the time of our IPO. Accordingly, the IPO related Event-based Awards vested upon completion of the offering. In August 2011, we are expecting to deliver 2,027,340 shares directly and indirectly related to awards granted in conjunction with the Company’s IPO.

We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $8.5 million and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

Pursuant to deferred compensation arrangements, we are obligated to make cash payments in future periods. For further information see Note 15 to our unaudited condensed consolidated financial statements.

Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 17 to our unaudited condensed consolidated financial statements.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.7 years, as of June 30, 2011, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

We periodically assess the collectability or credit quality related to securities purchased under agreements to resell; as of June 30, 2011, the Company believes it maintains a sufficient level of cash or collateral.

As of June 30, 2011 and December 31, 2010, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	June 30, 2011		December 31, 2010
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$83,311		$52,217
Securities Purchased Under Agreements to Resell	100,598	$100,605	126,401	$126,386

Total Assets	183,909		178,618
Liabilities
Securities Sold Under Agreements to Repurchase	(184,062)	$(184,202)	(178,683)	$(178,603)

Net Liabilities	$(153)		$(65)

Risk Measures
Value at Risk	$49		$27

Sensitivity to a 100 basis point increase in the interest rate	$(176)		$(54)

Sensitivity to a 100 basis point decrease in the interest rate	$176		$54

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

As of June 30, 2011, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from this disclosure.

As a result of the offering of common stock which occurred during the second quarter of 2011, the Amounts Due Pursuant to Tax Receivable Agreements increased to $142.4 million. As of June 30, 2011, we estimated the contractual obligations related to the Tax Receivable Agreements to be $146.4 million. We expect to pay to the counterparties to the Tax Receivable Agreement $4.0 million within one year or less, $20.5 million in one to three years, $23.5 million in three to five years and $98.5 million after five years.

On June 7, 2011, we entered into a definitive sale and purchase agreement to acquire all of the outstanding partnership interests in Lexicon. See Note 4 to our unaudited condensed consolidated financial statements for information related to our commitment in this transaction.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $7.4 million and $8.1 million as of June 30, 2011 and December 31, 2010, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

We also have commitments related to our redeemable noncontrolling interests. See Note 13 of our unaudited condensed consolidated financial statements for further information.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EAM, EWM and G5. These funds principally hold readily-marketable investment securities. As of June 30, 2011, the fair value of our investments with these products, based on closing prices, was $17.6 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.8 million for the three months ended June 30, 2011.

See “-Liquidity and Capital Resources” above for a discussion of collateralized financing transactions at PCB.

Private Equity Funds

Through our principal investments in our private equity funds and our ability to earn carried interest from these funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest. Our professionals devote considerable time and resources to work closely with the portfolio company’s management to assist in designing a business strategy, allocating capital and other resources and evaluating expansion or acquisition opportunities. On a quarterly basis, we perform a comprehensive analysis and valuation of all of the portfolio companies. Our analysis includes reviewing the current market conditions and valuations of each portfolio company. Valuations and analysis regarding our investments in CSI Capital and Trilantic are performed by their respective professionals.

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.5 million for the three months ended June 30, 2011.

Exchange Rate Risk

We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil and Hong Kong which creates foreign exchange rate risk. Their respective functional currencies are the Mexican peso, British pound sterling, Brazilian real and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2011, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income and Noncontrolling Interest within the Unaudited Condensed Consolidated Statement of Equity was $2.4 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

Credit Risks

We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of June 30, 2011 and December 31, 2010, total receivables amounted to $83.1 million and $49.6 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the six months ended June 30, 2011 and 2010.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of June 30, 2011, we had Marketable Securities of $73.5 million, of which 64% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 36% were Seed Capital Investments and mutual funds.

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

Recently Issued Accounting Standards

ASU 2011-03 – In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). ASU 2011-03 provides amendments to ASC No. 860 “Transfers and Servicing”, which remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this update are effective prospectively for transactions or modifications of existing transactions that occur on or after the beginning of the first interim or annual reporting period beginning on or after December 15, 2011, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

ASU 2011-04 – In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 provides amendments to ASC No. 820 “Fair Value Measurement”, which results in a consistent definition of fair value and common requirements for measurement of and disclosure of fair value between U.S. GAAP and IFRS. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2011, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

ASU 2011-05 – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

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

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

General

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses, and, in the past, the Company and its affiliates have been named as a defendant in civil litigation matters involving present or former clients or competitors. In addition, Mexican, United Kingdom, Hong Kong and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending legal proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None

Issuer Purchases of Equity Securities

2011	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (2)
April 1 to April 30	3,217	$34.57	—	$85,000,000
May 1 to May 31	32,442	34.15	—	85,000,000
June 1 to June 30	54,961	35.48	—	85,000,000

Total	90,620	$34.97	—	$85,000,000

(1)	These reflect treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2)	In October 2010, Evercore’s Board authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements (furnished herewith)