Form 10-Q
period 2011-09-30
Evercore Partners Inc.
filed 2011-11-08
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 2, 2011 was 27,478,422. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 2, 2011 was 47 (excluding 53 shares of Class B common stock held by a subsidiary of the registrant).

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

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and Cash Equivalents	$243,926	$141,337
Marketable Securities	62,758	92,830
Financial Instruments Owned and Pledged as Collateral at Fair Value	102,100	52,217
Securities Purchased Under Agreements to Resell	56,331	126,401
Accounts Receivable (net of allowances of $748 and $768 at September 30, 2011 and December 31, 2010, respectively)	66,216	49,625
Receivable from Employees and Related Parties	6,882	3,465
Deferred Tax Assets - Current	4,694	5,092
Other Current Assets	22,726	9,982

Total Current Assets	565,633	480,949
Investments	64,193	60,617
Deferred Tax Assets - Non-Current	182,146	134,161
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $12,963 and $11,302 at September 30, 2011 and December 31, 2010, respectively)	14,974	14,923
Goodwill	176,937	139,031
Intangible Assets (net of accumulated amortization of $20,052 and $13,337 at September 30, 2011 and December 31, 2010, respectively)	46,662	49,232
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	9,080	8,972

Total Assets	$1,069,825	$898,085

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$113,930	$82,943
Accounts Payable and Accrued Expenses	18,049	12,558
Securities Sold Under Agreements to Repurchase	158,618	178,683
Payable to Employees and Related Parties	20,075	4,181
Taxes Payable	3,590	404
Other Current Liabilities	14,678	8,204

Total Current Liabilities	328,940	286,973
Notes Payable	99,256	98,082
Amounts Due Pursuant to Tax Receivable Agreements	142,512	97,427
Other Long-term Liabilities	16,761	22,956

Total Liabilities	587,469	505,438

Commitments and Contingencies (Note 16)

Redeemable Noncontrolling Interest	21,818	25,406

Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 30,133,001 and 21,497,691 issued at September 30, 2011 and December 31, 2010, respectively, and 27,425,575 and 19,983,646 outstanding at September 30, 2011 and December 31, 2010, respectively)	301	215
Class B, par value $0.01 per share (1,000,000 shares authorized, 47 and 48 issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	—	—
Additional Paid-In-Capital	550,385	400,719
Accumulated Other Comprehensive Income (Loss)	(10,980)	(4,193)
Retained Earnings (Deficit)	(69,353)	(61,504)
Treasury Stock at Cost (2,707,426 and 1,514,045 shares at September 30, 2011 and December 31, 2010, respectively)	(68,996)	(34,538)

Total Evercore Partners Inc. Stockholders’ Equity	401,357	300,699
Noncontrolling Interest	59,181	66,542

Total Equity	460,538	367,241

Total Liabilities and Equity	$1,069,825	$898,085

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Investment Banking Revenue	$139,995	$101,367	$337,743	$224,794
Investment Management Revenue	25,483	23,543	80,443	51,199
Other Revenue, Including Interest	3,038	4,661	11,009	18,106

Total Revenues	168,516	129,571	429,195	294,099
Interest Expense	4,573	5,853	15,416	17,390

Net Revenues	163,943	123,718	413,779	276,709

Expenses
Employee Compensation and Benefits	114,805	82,267	285,829	183,750
Occupancy and Equipment Rental	6,039	5,129	16,956	13,087
Professional Fees	9,505	5,935	25,724	20,651
Travel and Related Expenses	5,871	4,441	15,884	11,790
Communications and Information Services	1,678	1,455	5,860	4,246
Depreciation and Amortization	4,918	3,379	10,980	6,677
Special Charges	3,601	—	3,601	—
Acquisition and Transition Costs	1,178	385	2,312	3,121
Other Operating Expenses	4,624	3,031	12,567	8,004

Total Expenses	152,219	106,022	379,713	251,326

Income Before Income (Loss) from Equity Method Investments and Income Taxes	11,724	17,696	34,066	25,383
Income (Loss) from Equity Method Investments	195	(131)	664	(441)

Income Before Income Taxes	11,919	17,565	34,730	24,942
Provision for Income Taxes	10,626	8,547	20,861	11,508

Net Income	1,293	9,018	13,869	13,434
Net Income (Loss) Attributable to Noncontrolling Interest	(466)	5,488	6,261	7,767

Net Income Attributable to Evercore Partners Inc.	$1,759	$3,530	$7,608	$5,667

Net Income Attributable to Evercore Partners Inc. Common Shareholders	$1,738	$3,509	$7,545	$5,614

Weighted Average Shares of Class A Common Stock Outstanding
Basic	28,967	18,973	25,146	18,901
Diluted	31,235	21,091	28,534	22,086

Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.06	$0.18	$0.30	$0.30
Diluted	$0.06	$0.17	$0.26	$0.25

Dividends Declared per Share of Class A Common Stock	$0.18	$0.15	$0.54	$0.45

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2011
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling	Total Equity
	Shares	Dollars	Capital			Shares	Dollars	Interest
Balance at December 31, 2010	21,497,691	$215	$400,719	$(4,193)	$(61,504)	(1,514,045)	$(34,538)	$66,542	$367,241
Net Income	—	—	—	—	7,608	—	—	6,261	13,869
Other Comprehensive Income, net:
Unrealized Gain (Loss) on Marketable Securities, net	—	—	—	(1,648)	—	—	—	(343)	(1,991)
Foreign Currency Translation Adjustment	—	—	—	(5,139)	—	—	—	(1,447)	(6,586)

Total Comprehensive Income (Loss)	—	—	—	(6,787)	7,608	—	—	4,471	5,292
Treasury Stock Purchases	—	—	—	—	—	(1,221,248)	(35,094)	—	(35,094)
Equity Offering, Net of Direct Expenses	5,364,991	54	167,880	—	—	—	—	—	167,934
Evercore LP Units Purchased or Converted into Class A Common Stock	352,487	3	(75,146)	—	—	—	—	(11,990)	(87,133)
Stock-based Compensation Awards	2,917,832	29	51,479	—	—	—	—	15,808	67,316
Shares Issued as Consideration for Acquisitions and Investments	—	—	—	—	—	27,867	636	—	636
Dividends and Equivalents	—	—	1,866	—	(15,457)	—	—	—	(13,591)
Noncontrolling Interest (Note 13)	—	—	3,587	—	—	—	—	(15,650)	(12,063)

Balance at September 30, 2011	30,133,001	$301	$550,385	$(10,980)	$(69,353)	(2,707,426)	$(68,996)	$59,181	$460,538

	For the Nine Months Ended September 30, 2010
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling	Total Equity
	Shares	Dollars	Capital			Shares	Dollars	Interest
Balance at December 31, 2009	17,155,883	$172	$339,495	$(3,760)	$(56,756)	(809,299)	$(12,756)	$29,361	$295,756
Net Income	—	—	—	—	5,667	—	—	7,767	13,434
Other Comprehensive Income, net:
Unrealized Gain (Loss) on Marketable Securities, net	—	—	—	(760)	—	—	—	(1,227)	(1,987)
Foreign Currency Translation Adjustment	—	—	—	(67)	—	—	—	(204)	(271)

Total Comprehensive Income (Loss)	—	—	—	(827)	5,667	—	—	6,336	11,176
Treasury Stock Purchases	—	—	—	—	—	(1,268,790)	(34,522)	—	(34,522)
Equity Offering, Net of Direct Expenses	2,569,075	25	67,639	—	—	—	—	—	67,664
Evercore LP Units Purchased or Converted into Class A Common Stock	52,460	1	(55,468)	—	—	—	—	(8,821)	(64,288)
Stock-based Compensation Awards	1,272,482	12	28,099	—	—	—	—	14,925	43,036
Dividends and Equivalents	—	—	972	—	(9,420)	—	—	—	(8,448)
Noncontrolling Interest (Note 13)	—	—	(53)	—	—	—	—	20,808	20,755

Balance at September 30, 2010	21,049,900	$210	$380,684	$(4,587)	$(60,509)	(2,078,089)	$(47,278)	$62,609	$331,129

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net Income	$13,869	$13,434
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized and Unrealized Gains on Investments, Marketable Securities and Contingent Consideration	(6,517)	(5,260)
Equity-Based and Other Deferred Compensation	67,985	41,657
Depreciation, Amortization and Accretion	13,129	7,763
Bad Debt Expense	953	1,144
Deferred Taxes	9,516	2,443
Decrease (Increase) in Operating Assets:
Marketable Securities	449	348
Financial Instruments Owned and Pledged as Collateral at Fair Value	(60,466)	73,738
Securities Purchased Under Agreements to Resell	67,087	(149,022)
Accounts Receivable	(10,866)	(5,270)
Receivable from Employees and Related Parties	(3,365)	(272)
Assets Segregated for Bank Regulatory Requirements	—	(200)
Other Assets	4,642	(1,059)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	22,654	(34,224)
Accounts Payable and Accrued Expenses	1,204	6,562
Securities Sold Under Agreements to Repurchase	(6,478)	75,124
Payables to Employees and Related Parties	(1,383)	(55)
Taxes Payable	(2,285)	243
Other Liabilities	(73)	75

Net Cash Provided by Operating Activities	110,055	27,169

Cash Flows From Investing Activities
Investments Purchased	(670)	(3,478)
Distributions of Private Equity Investments	1,430	—
Marketable Securities:
Proceeds from Sales and Maturities	69,618	181,805
Purchases	(42,524)	(111,855)
Cash Paid for Acquisitions, net of cash acquired	(30,397)	(70,481)
Change in Restricted Cash	—	(904)
Purchase of Furniture, Equipment and Leasehold Improvements	(2,588)	(2,899)

Net Cash Provided by (Used in) Investing Activities	(5,131)	(7,812)

Cash Flows From Financing Activities
Payments for Settlement of Debt and Capital Lease Obligations	(8,335)	(35)
Issuance of Noncontrolling Interests	1,009	3,503
Distributions to Noncontrolling Interests—Evercore LP Limited Partners	(16,656)	(15,834)
Cash Paid for Contingent Consideration	(5,140)	—
Proceeds from Equity Offering, Net of Direct Expenses	168,140	67,117
Purchase of Evercore LP Units and Treasury Stock	(130,231)	(103,413)
Dividends—Class A Stockholders	(13,591)	(8,448)
Other	5,127	—

Net Cash Provided by (Used in) Financing Activities	323	(57,110)

Effect of Exchange Rate Changes on Cash	(2,658)	(388)

Net Increase (Decrease) in Cash and Cash Equivalents	102,589	(38,141)
Cash and Cash Equivalents-Beginning of Period	141,337	206,682

Cash and Cash Equivalents-End of Period	$243,926	$168,541

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$15,883	$17,938

Payments for Income Taxes	$13,749	$8,195

Decrease in Fair Value of Redeemable Noncontrolling Interest	$3,650	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization

Evercore Partners Inc. and subsidiaries (the “Company”) is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership (“Evercore LP”). Subsequent to the Company’s initial public offering (“IPO”), the Company became the sole general partner of Evercore LP. The Company is headquartered in New York City and operates from its offices in the United States, the United Kingdom, Mexico, Hong Kong and, through its affiliate G5 Holdings S.A. (“G5”), in Brazil.

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

ASU 2011-05 – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The FASB recently decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

ASU 2011-08 – In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides amendments to ASC No. 350 “Intangibles – Goodwill and Other”, which are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

Note 4 – Business Changes and Developments

Lexicon Partnership LLP – On August 19, 2011, the Company completed its previously announced acquisition of all of the outstanding partnership interests of The Lexicon Partnership LLP (“Lexicon”), in accordance with the definitive sale and purchase agreement entered into on June 7, 2011, for consideration consisting of cash and stock. In the aggregate, the sellers will receive approximately £46,142, or $76,167, in cash and 1,911 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Shares”). Of the total consideration, £31,598, or $52,160, in cash was paid and 28 Class A Shares were issued to the sellers at closing, and approximately £5,619, or $9,274, in cash will be paid to the sellers on December 31, 2011. Payment of the remaining approximately £8,925, or $14,733, in cash and 1,883 restricted Class A Shares will be deferred and will vest under graded vesting in various installments over a four-year period. Accordingly, these amounts will be expensed over the graded vesting period. This deferred consideration, whether in the form of Class A Shares or cash, upon vesting, will be delivered to the sellers on the earlier of (i) the first anniversary of the relevant vesting date and (ii) the date of the first secondary offering by the Company following the relevant vesting

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

date. Vesting of the Class A Shares and cash consideration will accelerate in certain circumstances, including, but not limited to, a seller’s termination without cause, a qualifying retirement or upon a change of control. In addition, upon closing the Company funded the repayment of £5,039, or $8,318, of outstanding Lexicon capital notes. These notes are included as Long-term Debt in the table below.

Lexicon was purchased to expand the Company’s advisory capabilities.

The purchase price of the acquisition has been allocated to the assets acquired and liabilities assumed using the fair values as determined by management as of the acquisition date. The computation of goodwill was based on the fair value at August 19, 2011. The preliminary purchase price allocation is as follows:

Amount
Purchase Price:
Cash Paid	$52,160
Fair Value of Shares Issued	636
Fair Value of Deferred Cash Consideration	9,274

Total Fair Value of Purchase Price	62,070

Fair Value of Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	21,812
Accounts Receivable	7,821
Prepaid Expenses	11,627
Fixed Assets	429
Other Assets	964
Intangible Assets	7,164
Current Liabilities	(21,592)
Long-term Debt	(8,318)

Identifiable Net Assets	19,907

Goodwill Resulting from Business Combination	$42,163

In conjunction with the acquisition, the Company recognized accounts receivable with a gross value of $7,821, which approximates fair value, all of which are expected to be collected. The goodwill reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge, as well as the value of expected synergies. The total amount of goodwill is expected to be deductible for tax purposes.

In connection with the acquisition of Lexicon, the Company recorded Client Related intangible assets of $7,164. Management views client related assets as the primary intangible assets of Lexicon. The intangible assets were valued at the date of acquisition at their fair value as determined by management. The intangible assets are amortized over an estimated useful life of six months. The Company recognized $1,595 of amortization expense related to these intangible assets for the three and nine months ended September 30, 2011.

Goodwill and intangible assets recognized as a result of this acquisition are included in the Investment Banking Segment.

The Company’s consolidated results for the three and nine months ended September 30, 2011, included revenue of $7,383 and operating expenses of $7,348, resulting in income of $35 related to Lexicon from the period of acquisition, August 19, 2011 to September 30, 2011, before taking into consideration certain acquisition related charges. The Company also incurred $11,950 of other expenses related to the Lexicon acquisition, which included $7,729 of acquisition related compensation charges, $2,626 of Special Charges and $1,595 of intangible amortization expense associated with the acquisition of Lexicon. The Pre-tax income (loss) related to Lexicon including the other expenses noted above was ($11,915). See Note 5 for a further explanation of Special Charges and Note 19 for a further explanation of Other Expenses.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

If the acquisition of Lexicon was effective as of January 1, 2010, the operating results of the Company, on a pro forma basis, would have been:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)
Net Revenues	$169,993	$133,924	$464,859	$311,897
Pre-tax Income	$5,529	$12,815	$29,324	$14,832
Net Income (Loss) Attributable to Evercore Partners Inc.	$(1,133)	$2,293	$4,325	$3,899
Diluted Net Income (Loss) Per Share Available to Evercore Partners Inc.	$(0.04)	$0.11	$0.15	$0.17

Goodwill and Intangible Assets

Goodwill associated with the Company’s acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2010	$43,199	$95,832	$139,031
Acquisitions	42,163	80	42,243
Foreign Currency Translation	(4,337)	—	(4,337)

Balance at September 30, 2011	$81,025	$95,912	$176,937

Intangible assets associated with the Company’s acquisitions are as follows:

	September 30, 2011
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total
Client Related	$17,869	$43,250	$61,119	$9,943	$8,643	$18,586
Professional Licenses	70	—	70	75	—	75
Acquired Mandates	1,810	—	1,810	723	—	723
Non-compete/Non-solicit Agreements	135	1,780	1,915	33	475	508
Other	—	1,800	1,800	—	160	160

Total	$19,884	$46,830	$66,714	$10,774	$9,278	$20,052

	December 31, 2010
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total
Client Related	$11,242	$44,430	$55,672	$7,120	$4,212	$11,332
Professional Licenses	275	—	275	259	—	259
Acquired Mandates	1,810	—	1,810	384	—	384
Non-compete/Non-solicit Agreements	518	1,780	2,298	380	208	588
Other	714	1,800	2,514	703	71	774

Total	$14,559	$48,010	$62,569	$8,846	$4,491	$13,337

Expense associated with the amortization of intangible assets was $3,893 and $8,649 for the three and nine months ended September 30, 2011, respectively, and $2,768 and $4,761 for the three and nine months ended September 30, 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Based on the intangible assets above, as of September 30, 2011, annual amortization of intangibles for each of the next five years is as follows:

2011 (last three months)	$5,815
2012	$10,607
2013	$7,505
2014	$5,211
2015	$3,555
2016 (first nine months)	$2,408

On October 25, 2011, Evercore Asset Management (“EAM”) decided to wind down its business. The Company made this decision because EAM was unable to attain sufficient scale to be a viable business due to several factors including the ongoing effects of the financial crisis. Accordingly, this resulted in a $975 charge in the Investment Management segment related to the write-off of client-based intangible assets during the third quarter of 2011, which is included within Special Charges on the Condensed Consolidated Statement of Operations.

Note 5 – Acquisition and Transition Costs and Special Charges

Acquisition and Transition Costs – The Company has recognized as an expense $1,178 and $2,312 for the three and nine months ended September 30, 2011, respectively, and $385 and $3,121 for the three and nine months ended September 30, 2010, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. Acquisition and Transition Costs included expenses of $1,043 and $1,893 for the three and nine months ended September 30, 2011, respectively, related to the Company’s acquisition of Lexicon.

Special Charges – The Company has recognized costs of $3,601 for the three and nine months ended September 30, 2011, as Special Charges incurred in connection with the exiting of a lease commitment for office space of $731 and an introducing fee in connection with the Lexicon acquisition of $1,895, as well as a charge associated with the write-off of intangible assets associated with the Company’s planned exit of EAM of $975. See Note 4 for further information on the Company’s acquisition of Lexicon and planned exit of EAM.

Note 6 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $3,002 and $5,378 for the three and nine months ended September 30, 2011, respectively, and $2,377 and $5,576 for the three and nine months ended September 30, 2010, respectively.

Income from related parties includes advisory fees earned from clients that have Senior Managing Directors as an employee or member of their Board of Directors of $1,211 and $2,765 for the three and nine months ended September 30, 2011, respectively, and $0 for the three and nine months ended September 30, 2010, respectively.

Included in Payable to Employees and Related Parties on the Condensed Consolidated Statement of Financial Condition at September 30, 2011 was deferred consideration payable, related to the Lexicon transaction, of $8,754 and amounts due to the former members of Lexicon of $7,200.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$—	$—	$—	$—	$7,126	$45	$—	$7,171
Municipal Bonds	1,300	1	—	1,301	16,910	107	15	17,002
Other Debt Securities	—	—	—	—	1,000	—	—	1,000
Seed Capital Investments	14,572	1,101	633	15,040	14,112	2,250	25	16,337

Total Available-for-Sale	15,872	1,102	633	16,341	39,148	2,402	40	41,510

Debt Securities Carried by EGL	37,393	548	—	37,941	50,837	501	18	51,320
Mutual Funds	9,066	264	854	8,476	—	—	—	—

Total	$62,331	$1,914	$1,487	$62,758	$89,985	$2,903	$58	$92,830

Scheduled maturities of the Company’s available-for-sale debt securities as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,300	$1,301	$17,183	$17,265
Due after one year through five years	—	—	7,853	7,908

Total	$1,300	$1,301	$25,036	$25,173

Since the Company has the ability and intent to hold its available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at September 30, 2011.

Debt Securities

The Company invests in corporate and municipal bonds and other debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. Unrealized gains and losses for these securities are included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. The Company had realized gains of $11 and $86 for the three and nine months ended September 30, 2011, respectively, and $26 and $3,450 for the three and nine months ended September 30, 2010, respectively.

Seed Capital Investments

Seed Capital Investments include equity securities and their equivalents, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at quoted market value with unrealized gains and losses included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. The Company earned realized gains of $61 and $521 for the three and nine months ended September 30, 2011, respectively, and $101 and $1,159 for the three and nine months ended September 30, 2010, respectively.

Debt Securities Carried by EGL

During the first quarter of 2010, EGL began to invest in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statement of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($44) and ($448) for the three and nine months ended September 30, 2011, respectively, and $172 and $348 for the three and nine months ended September 30, 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Mutual Funds

During the first quarter of 2011, the Company began to invest in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized gains (losses) of ($740) and ($590) for the three and nine months ended September 30, 2011, respectively.

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through Protego Casa de Bolsa, S.A. de C.V. (“PCB”), enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 2.5 years, as of September 30, 2011, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB which permit the counterparty to pledge the securities.

As of September 30, 2011 and December 31, 2010, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	September 30, 2011		December 31, 2010
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$102,100		$52,217
Securities Purchased Under Agreements to Resell	56,331	$56,383	126,401	$126,386

Total Assets	$158,431		$178,618

Liabilities
Securities Sold Under Agreements to Repurchase	$(158,618)	$(158,741)	$(178,683)	$(178,603)

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

A summary of the Company’s investments in private equity funds as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
ECP II	$5,045	$4,856
Discovery Fund	3,263	2,734
EMCP II	7,007	7,580
CSI Capital	3,120	3,361
Trilantic IV	5,798	559

Total Private Equity Funds	$24,233	$19,090

Net realized and unrealized gains on private equity fund investments, including performance fees, were $1,728 and $6,548 for the three and nine months ended September 30, 2011, respectively, and $542 and $437 for the three and nine months ended September 30, 2010, respectively. In the event the fund performs poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2011, the Company had $2,701 of previously received carried interest that may be subject to repayment.

Trilantic Capital Partners

During the first quarter of 2010, the Company made an equity method investment in Trilantic Capital Partners (“Trilantic”). See Note 13 for further information. This investment had a balance of $15,721 and $15,840 as of September 30, 2011 and December 31, 2010, respectively.

Equity Method Investments

A summary of the Company’s other equity investments as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
Pan	$2,620	$2,939
G5	20,369	21,498

Total Other Equity Investments	$22,989	$24,437

Pan

In 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at September 30, 2011. This investment resulted in losses of $61 and $346 for the three and nine months ended September 30, 2011, respectively, and $131 and $441 for the three and nine months ended September 30, 2010, respectively.

G5

During the fourth quarter of 2010, the Company made an equity method investment in G5. This investment resulted in a gain of $256 and $1,010 for the three and nine months ended September 30, 2011, respectively.

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

The following table presents the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$92,043	$—	$92,043
Seed Capital Investments	13,155	1,885	—	15,040
Mutual Funds	8,476	—	—	8,476
Financial Instruments Owned and Pledged as Collateral at Fair Value	102,100	—	—	102,100

Total Assets Measured At Fair Value	$123,731	$93,928	$—	$217,659

	December 31, 2010
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$89,931	$—	$89,931
Seed Capital Investments	15,588	749	—	16,337
Financial Instruments Owned and Pledged as Collateral at Fair Value	52,217	—	—	52,217

Total Assets Measured At Fair Value	$67,805	$90,680	$—	$158,485

(1)	Includes $52,801 and $13,438 of municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2011 and December 31, 2010, respectively.

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

The Company had no transfers between fair value levels during the three and nine months ended September 30, 2011.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 11 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of senior notes due 2020 with a 5.20% coupon (“the Senior Notes”) and warrants to purchase 5,455 Class A Shares at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statement of Financial Condition. The Senior Notes have an effective yield of 7.94%. At September 30, 2011, the fair value of the Company’s Senior Notes exceeded their aggregate carrying value by approximately $20,000. The fair value of the Company’s Senior Notes was estimated based on a present value analysis utilizing aggregate market yields for similar financial instruments.

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

Pursuant to the agreement, Mizuho may not transfer the Senior Notes or Warrants until August 16, 2012 or, if the Strategic Alliance Agreement is terminated, one year following such termination. The Company has a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased in the open market or acquired by exercise of the Warrants and associated Common Stock issued as dividends.

The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

Note 12 – Evercore Partners Inc. Stockholders’ Equity

Offerings – During the second quarter of 2011, the Company had an offering of 5,365 Class A Shares. A portion of the proceeds were used to purchase from certain holders, including members of the Company’s senior management, a number of outstanding Evercore LP partnership units (“LP Units”). The Company used a portion of the remainder of the proceeds to fund the initial cash payments associated with the acquisition of Lexicon. See Note 4.

The offering resulted in an increase to Common Stock and Additional Paid-In-Capital of $54 and $167,880, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2011. The purchase of outstanding LP Units resulted in a decrease to Additional Paid-In-Capital of $84,195 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2011. See Note 13 for the impact of this transaction on Noncontrolling Interest. Additionally, the above transaction resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $47,481, $40,360 and $7,122, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2011.

Dividends – During the three and nine months ended September 30, 2011, the Company declared and paid dividends of $0.18 and $0.54 per share, totaling $5,360 and $13,591, respectively. The Company’s Board of Directors declared on October 25, 2011, a quarterly cash dividend of $0.20 per share, to the holders of Class A Shares as of November 25, 2011, which will be paid on December 9, 2011.

Treasury Stock – During the nine months ended September 30, 2011, the Company purchased 1,221 Class A Shares from employees at market values ranging from $15.76 to $36.41 per share primarily for the net settlement of stock-based compensation awards. The result of these purchases was an increase in Treasury Stock of $35,094 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2011. The Company also issued 28 Class A common shares in conjunction with the acquisition of Lexicon resulting in a decrease in Treasury Stock of $636 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2011.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

LP Units – During the nine months ended September 30, 2011, 352 LP Units were gifted by employees to various charities and exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $3 and $1,927, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2011. See “Offerings” above for additional LP Unit transactions.

Note 13 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 19% interest in Evercore LP, a 28% interest in PCB, a 49% interest in Evercore Wealth Management (“EWM”), a 49% interest in EAM, a 34% equity interest in Atalanta Sosnoff Capital L.L.C. (“Atalanta Sosnoff”), a 34% interest in Institutional Equities and a 14% interest in Evercore Trust Company, N.A. (“ETC”), not owned by the Company at September 30, 2011. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and ETC have rights, in certain circumstances, to convert into Class A Shares.

Changes in Noncontrolling Interest for the nine months ended September 30, 2011 and 2010 were as follows:

	For the Nine Months Ended September 30,
	2011	2010
Beginning balance	$66,542	$29,361

Comprehensive income
Operating income	6,261	7,767
Other comprehensive income (loss)	(1,790)	(1,431)

Total comprehensive income	4,471	6,336

Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(11,990)	(8,821)
Amortization and Vesting of LP Units	15,808	14,925
Distributions to Noncontrolling Interests	(16,656)	(15,834)
Fair value of noncontrolling interest in Atalanta Sosnoff	—	33,139
Issuance of noncontrolling interest in Institutional Equities	917	3,503
Other	89	—

Total other items	(11,832)	26,912

Ending balance	$59,181	$62,609

In February 2010, the Company issued 500 LP Units in exchange for a minority economic interest in Trilantic. At December 31, 2014, at the option of the holder, these LP Units are exchangeable on a one-for-one basis for Class A Shares or may be redeemed for cash of $16,500. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $21 and $63 for the three and nine months ended September 30, 2011, respectively, and $21 and $53 for the three and nine months ended September 30, 2010, respectively.

In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $5,592 and $9,242 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2011 and December 31, 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 14 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three and nine months ended September 30, 2011 and 2010 are described and presented below.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc.	$1,759		$3,530		$7,608		$5,667
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 13)	(21)		(21)		(63)		(53)

Net income attributable to Evercore Partners Inc. common shareholders	$1,738		$3,509		$7,545		$5,614
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	28,967		18,973		25,146		18,901

Basic Net Income Per Share Attributable to Evercore Partners Inc. common shareholders	$0.06		$0.18		$0.30		$0.30

Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$1,738		$3,509		$7,545		$5,614
Add (deduct)—dilutive effect of:
Noncontrolling Interest related to the assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)	(a	)	(a	)

Diluted Net Income Available for Class A common shareholders	$1,738		$3,509		$7,545		$5,614

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	28,967		18,973		25,146		18,901
Add—dilutive effect of:
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method	1,387		1,414		1,738		1,825
Assumed conversion of Warrants issued	881		704		1,650		1,360

Diluted weighted average shares of Class A common stock outstanding	31,235		21,091		28,534		22,086

Diluted Net Income Per Share Attributable to Evercore Partners Inc. common shareholders	$0.06		$0.17		$0.26		$0.25

(a)	During the three and nine months ended September 30, 2011 and 2010, the LP Units (which represent the right to receive shares of Class A Shares upon exchange) were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 8,864 and 10,791 for the three and nine months ended September 30, 2011, respectively, and 14,130 and 14,359 for the three and nine months ended September 30, 2010, respectively.

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

During the nine months ended September 30, 2011, pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan, the Company granted employees 1,854 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2011 had grant date fair values of $22.74 to $36.41 per share. During the nine months ended September 30, 2011, 1,460 Service-based Awards vested and 76 Service-based Awards were forfeited.

During the second quarter of 2011, 542 Event-based Awards vested in conjunction of the Company’s offering of Class A Shares resulting in an expense of $11,389. The Company also modified and vested 48 Event-based Awards and 27 Event-based Awards were forfeited during the nine months ended September 30, 2011.

During the first quarter of 2011, the Company amended the terms of a Service-based Award with the respect to 133 RSUs. Due to this amendment, $2,828 was reclassified from Additional Paid-in Capital to Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition.

During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in supplemental RSUs or deferred cash, which is indexed to a notional investment portfolio. The Company granted 76 RSUs related to this program during the first quarter of 2011 and awarded deferred cash compensation of $9,153, each of which will vest ratably over four years and require payment upon vesting. Compensation expense related to this deferred compensation program was $626 and $1,696 for the three and nine months ended September 30, 2011, respectively.

Compensation expense related to stock-based awards, including compensation expense related to the amortization of the LP Units and the vesting of Event-based Awards, was $18,477 and $65,900 for the three and nine months ended September 30, 2011, respectively, which included $2,075 of deferred share consideration related to the Lexicon transaction, and $13,277 and $41,657 for the three and nine months ended September 30, 2010, respectively.

During the third quarter of 2011, the Company incurred expenses associated with deferred cash consideration related to the Lexicon transaction of $775.

Note 16 – Commitments and Contingencies

For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $3,976 and $11,298 for the three and nine months ended September 30, 2011, respectively, and $2,967 and $8,093 for the three and nine months ended September 30, 2010, respectively.

During the third quarter of 2011, the Company agreed to lease 39,261 square feet of office space at 15 Stanhope Gate, London, England, expiring in March 2022 with annual base rental payments of approximately $2,200.

Other Commitments – As of September 30, 2011, the Company has unfunded commitments for capital contributions of $6,933 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As a result of the offering of common stock which occurred during the second quarter of 2011, the Amounts Due Pursuant to Tax Receivable Agreements increased to $142,512. As of September 30, 2011, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $146,496. The Company expects to pay to the counterparties to the Tax Receivable Agreement $3,983 within one year or less, $20,497 in one to three years, $23,464 in three to five years and $98,522 after five years.

On August 19, 2011, the Company consummated its acquisition of Lexicon. See Note 4 for information related to the Company’s commitment in this transaction.

The Company also has commitments related to its redeemable noncontrolling interests. See Note 13 for further information.

Contingencies

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In the past, the Company and its affiliates have been involved in civil litigation matters. In addition, Mexican, United Kingdom, Hong Kong and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 17 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of September 30, 2011 and December 31, 2010 was $106,091 and $62,583, respectively, which exceeded the minimum net capital requirement by $102,904 and $60,738, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of September 30, 2011.

Certain other non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by the regulatory authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Note 18 – Income Taxes

The Company’s Provision for Income Taxes was $10,626 and $20,861 for the three and nine months ended September 30, 2011, respectively, and $8,547 and $11,508 for the three and nine months ended September 30, 2010, respectively. The effective tax rate was 89% and 60% for the three and nine months ended September 30, 2011, respectively, and 49% and 46% for the three and nine months ended September 30, 2010, respectively. The effective tax rate for 2011 and 2010 reflects the effect of certain compensation transactions, as well as the noncontrolling interest associated with LP Units. The effective tax rate for 2010 also reflected the effect of losses in certain foreign jurisdictions for which no income tax benefits are anticipated.

The Company reported an increase in deferred tax assets of $4,159 associated with changes in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2011.

As of September 30, 2011, there was $1,981 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest of $36 and $108 during the three and nine months ended September 30, 2011, respectively, and had recognized a liability for penalties of $561 and interest of $825 at September 30, 2011.

As a result of the Company’s offering of common stock which occurred during the second quarter of 2011, Deferred Tax Assets – Non-Current and Amounts Due Pursuant to Tax Receivable Agreements increased $47,481 and $40,360, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2011. See Note 12 for further information.

Note 19 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions. During 2010, the Investment Banking segment (formerly called the Advisory segment) expanded to include services related to securities underwriting, private fund placement services and commissions for agency-based

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. During the second quarter of 2010, the Investment Management segment expanded to include the acquisitions of Atalanta Sosnoff and Morse Williams and Company, Inc. (“Morse Williams”). During the third quarter of 2011, the Investment Banking segment expanded to include the acquisition of Lexicon.

The Company’s segment information for the three and nine months ended September 30, 2011 and 2010 was prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include: a) amortization costs associated with the modification of unvested LP Units and certain other awards, b) charges associated with the vesting of Event-based Awards, c) the amortization of intangible assets associated with certain acquisitions, d) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees, e) a charge related to the exiting of a lease commitment for office space and an introducing fee in connection with the Lexicon acquisition and f) a charge associated with the write-off of intangible assets associated with the Company’s planned exit of EAM .

The Company evaluates segment results based on net revenue and pre-tax income, both including and excluding the impact of the Other Expenses.

One client accounted for more than 10% of the Company’s consolidated Net Revenues for the three months ended September 30, 2011.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The following information provides a reasonable representation of each segment’s contribution.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Investment Banking
Net Revenues (1)	$139,166	$100,760	$335,521	$225,300
Operating Expenses	109,376	75,966	263,037	176,645
Other Expenses (2)	16,969	4,570	37,836	14,557

Operating Income	12,821	20,224	34,648	34,098
Income from Equity Method Investments	256	—	1,172	—

Pre-Tax Income	$13,077	$20,224	$35,820	$34,098

Identifiable Segment Assets	$569,741	$379,281	$569,741	$379,281

Investment Management
Net Revenues (1)	$24,777	$22,958	$78,258	$51,409
Operating Expenses	24,043	24,508	72,699	57,242
Other Expenses (2)	1,831	978	6,141	2,882

Operating Income (Loss)	(1,097)	(2,528)	(582)	(8,715)
Income (Loss) from Equity Method Investments	(61)	(131)	(508)	(441)

Pre-Tax Income (Loss)	$(1,158)	$(2,659)	$(1,090)	$(9,156)

Identifiable Segment Assets	$500,084	$701,187	$500,084	$701,187

Total
Net Revenues (1)	$163,943	$123,718	$413,779	$276,709
Operating Expenses	133,419	100,474	335,736	233,887
Other Expenses (2)	18,800	5,548	43,977	17,439

Operating Income	11,724	17,696	34,066	25,383
Income (Loss) from Equity Method Investments	195	(131)	664	(441)

Pre-Tax Income	$11,919	$17,565	$34,730	$24,942

Identifiable Segment Assets	$1,069,825	$1,080,468	$1,069,825	$1,080,468

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Investment Banking (A)	$(829)	$(607)	$(2,222)	$506
Investment Management (B)	(706)	(585)	(2,185)	210

Total Other Revenue, net	$(1,535)	$(1,192)	$(4,407)	$716

(A)	Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,059 and $3,171 for the three and nine months ended September 30, 2011, respectively, and $1,042 and $3,119 for the three and nine months ended September 30, 2010, respectively.
(B)	Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $894 and $2,678 for the three and nine months ended September 30, 2011, respectively, and $881 and $2,637 for the three and nine months ended September 30, 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,580	$4,101	$15,603	$13,150
Vesting of Event-based Awards	—	—	8,906	—
Acquisition Related Compensation Charges	7,729	—	7,729	—
Special Charges	2,626	—	2,626	—
Intangible Asset Amortization	2,034	469	2,972	1,407

Total Investment Banking	16,969	4,570	37,836	14,557

Investment Management
Amortization of LP Units and Certain Other Awards	741	863	2,338	2,537
Vesting of Event-based Awards	—	—	2,483	—
Special Charges	975	—	975	—
Intangible Asset Amortization	115	115	345	345

Total Investment Management	1,831	978	6,141	2,882

Total Other Expenses	$18,800	$5,548	$43,977	$17,439

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net Revenues: (1)
United States	$132,660	$100,353	$323,804	$229,443
Europe and Other	22,364	16,909	69,313	31,111
Latin America	10,454	7,648	25,069	15,439

Total	$165,478	$124,910	$418,186	$275,993

(1)	Excludes Other Revenue and Interest Expense.

Substantially all of the Company’s long-lived assets reside in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Other Expenses

Other Expenses include: a) amortization costs associated with the modification of unvested LP Units and certain other awards, b) charges associated with the vesting of Event-based Awards, c) the amortization of intangible assets associated with certain acquisitions, d) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees, e) a charge related to the exiting of a lease commitment for office space and an introducing fee in connection with the Lexicon acquisition and f) a charge associated with the write-off of intangible assets associated with the Company’s planned exit of EAM.

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

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2011 and 2010. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$139,995	$101,367	38%	$337,743	$224,794	50%
Investment Management Revenue	25,483	23,543	8%	80,443	51,199	57%
Other Revenue	3,038	4,661	(35%)	11,009	18,106	(39%)

Total Revenues	168,516	129,571	30%	429,195	294,099	46%
Interest Expense	4,573	5,853	(22%)	15,416	17,390	(11%)

Net Revenues	163,943	123,718	33%	413,779	276,709	50%

Expenses
Operating Expenses	133,419	100,474	33%	335,736	233,887	44%
Other Expenses	18,800	5,548	239%	43,977	17,439	152%

Total Expenses	152,219	106,022	44%	379,713	251,326	51%

Income Before Income (Loss) from Equity Method Investments and Income Taxes	11,724	17,696	(34%)	34,066	25,383	34%
Income (Loss) from Equity Method Investments	195	(131)	NM	664	(441)	NM

Income Before Income Taxes	11,919	17,565	(32%)	34,730	24,942	39%
Provision for Income Taxes	10,626	8,547	24%	20,861	11,508	81%

Net Income	1,293	9,018	(86%)	13,869	13,434	3%
Net Income (Loss) Attributable to Noncontrolling Interest	(466)	5,488	NM	6,261	7,767	(19%)

Net Income Attributable to Evercore Partners Inc.	$1,759	$3,530	(50%)	$7,608	$5,667	34%

Diluted Net Income Per Share	$0.06	$0.17	(65%)	$0.26	$0.25	4%

As of September 30, 2011 and 2010 our total headcount was as follows:

	As of September 30,
	2011
	Evercore U.S.	Evercore Mexico	Evercore Europe & Other	Total	2010
Senior Managing Directors	46	8	14	68	54
Portfolio and Client Relationship Managers	36	—	—	36	31
Senior Institutional Equities Professionals	32	—	—	32	23
Professionals and Administrative Personnel (1)	447	125	126	698	490

Total Employees	561	133	140	834	598

(1)	Excludes seasonal employees.

Impairment of Assets

On October 25, 2011, EAM decided to wind down its business. As a result, we have recorded a charge of $1.0 million in the third quarter of 2011 relating to the write-off of intangible assets associated with EAM which is included within Other Expenses above. In addition, we expect to record a charge of approximately $1.3 million in the fourth quarter of 2011 primarily representing payments for severance and related expenses and facilities and contract termination costs.

As a result of the above, we performed a Step 1 impairment test for the Goodwill in our Institutional Asset Management reporting unit, which includes EAM. The amount of Goodwill allocated to this reporting unit was $94.7 million as of September 30, 2011. In this process, we made estimates and assumptions to determine the fair value of this reporting unit and to project future earnings using valuation techniques. We used our best judgment and the information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Certain circumstances such as continued decreases in AUM resulting from either net outflows or market declines may have a negative impact on the future earnings of this reporting unit and could have a negative effect on its fair value.

In determining the fair value of this reporting unit, we utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies multiplied by the forecasted earnings of the respective reporting unit to yield an estimate of fair value. The discounted cash flow methodology began with the adjusted cash flows from the reporting unit and used a discount rate that reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. As of September 30, 2011, we concluded that the fair value of our Institutional Asset Management reporting unit exceeded its carrying value by approximately 15%.

Three Months Ended September 30, 2011 versus September 30, 2010

Net revenues were $163.9 million for the three months ended September 30, 2011; an increase of $40.2 million, or 33%, versus net revenues of $123.7 million for the three months ended September 30, 2010. Investment Banking Revenue and Investment Management Revenue increased 38% and 8%, respectively, compared to the three months ended September 30, 2010. See the segment discussion below for further information. Other revenue for the three months ended September 30, 2011 was lower than for the three months ended September 30, 2010 as a result of relatively lower gains on our Marketable Securities portfolios for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $133.4 million for the three months ended September 30, 2011 as compared to $100.5 million for the three months ended September 30, 2010, a 33% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $102.0 million for the three months ended September 30, 2011, an increase of $24.6 million, or 32%, versus expense of $77.3 million for the three months ended September 30, 2010. The increase was primarily due to an increase in revenues and compensation costs resulting from the expansion of our new and existing businesses, as well as additional costs from our recent acquisition of Lexicon, which closed on August 19, 2011. Non-compensation expenses as a component of Operating Expenses were $31.5 million for the three months ended September 30, 2011, an increase of $8.3 million, or 36% over non-compensation operating expenses of $23.2 million for the three months ended September 30, 2010. Non-compensation operating expenses increased compared to the three months ended September 30, 2010 primarily as a result of the expansion of our new and existing businesses, as well as additional costs from our recent acquisition of Lexicon.

Total Other Expenses of $18.8 million for the three months ended September 30, 2011 related to compensation costs associated with unvested LP Units and certain other awards of $5.3 million, acquisition related compensation charges of $7.7 million, Special Charges of $3.6 million and amortization of intangibles of $2.1 million. Total Other Expenses of $5.5 million for the three months ended September 30, 2010 related to costs associated with unvested LP Units and certain other awards of $4.9 million and amortization of intangibles of $0.6 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 70% for the three months ended September 30, 2011 and 66% for the three months ended September 30, 2010. Employee Compensation and Benefits Expense was impacted by costs associated with our recent acquisition of Lexicon.

The provision for income taxes for the three months ended September 30, 2011 was $10.6 million, which reflected an effective tax rate of 89%. The provision was impacted by the vesting of LP Units and certain other awards, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units. The provision for income taxes for the three months ended September 30, 2010 was $8.5 million, which reflected an effective tax rate of 49%. This provision was impacted by the non-deductible compensation expense associated with the vesting of LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no income tax benefits are anticipated.

Income (loss) from equity method investments was $0.2 million for the three months ended September 30, 2011, as compared to ($0.1) million for the three months ended September 30, 2010. The increase was primarily due to our investment in G5, which the Company made in the fourth quarter of 2010.

Noncontrolling interest was ($0.5) million for the three months ended September 30, 2011 compared to $5.5 million for the three months ended September 30, 2010, reflecting an allocation of an operating loss in the current quarter as opposed to operating income in the prior period.

Nine Months Ended September 30, 2011 versus September 30, 2010

Net revenues were $413.8 million for the nine months ended September 30, 2011; an increase of $137.1 million, or 50%, versus net revenues of $276.7 million for the nine months ended September 30, 2010. Investment Banking Revenue and Investment Management Revenue increased 50% and 57%, respectively, compared to the nine months ended September 30, 2010. See the segment discussion below for further information. Other revenue for the nine months ended September 30, 2011 was lower than for the nine months ended September 30, 2010 as a result of relatively lower gains on our Marketable Securities portfolios for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $335.7 million for the nine months ended September 30, 2011 as compared to $233.9 million for the nine months ended September 30, 2010, a 44% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $249.0 million for the nine months ended September 30, 2011, an increase of $80.9 million, or 48%, versus expense of $168.1 million for the nine months ended September 30, 2010. The increase was primarily due to increased revenue and compensation costs resulting from the expansion of our new and existing businesses, some of which were not in operation during the entire prior year period, as well as additional costs from our recent acquisition of Lexicon. Non-compensation expenses as a component of Operating Expenses were $86.8 million for the nine months ended September 30, 2011, an increase of $20.9 million, or 32% over non-compensation operating expenses of $65.8 million for the nine months ended September 30, 2010. Non-compensation operating expenses increased compared to the nine months ended September 30, 2010 primarily as a result of the expansion of our new and existing businesses, as well as additional costs from our recent acquisition of Lexicon.

Total Other Expenses of $44.0 million for the three months ended September 30, 2011 related to compensation costs associated with unvested LP Units and certain other awards of $17.9 million, charges associated with the vesting of Event-based Awards of $11.4 million, acquisition related compensation charges of $7.7 million, Special Charges of $3.6 million and amortization of intangibles of $3.3 million. Total Other Expenses of $17.4 million for the three months ended September 30, 2010 related to costs associated with unvested LP Units and certain other awards of $15.7 million and amortization of intangibles of $1.7 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 69% for the nine months ended September 30, 2011, compared to 66% for the nine months ended September 30, 2010. The increase was primarily attributable to increased compensation expense associated with the amortization of unvested LP Units and certain other awards and the effect of new businesses, offset by higher revenues, as well as additional costs from our recent acquisition of Lexicon. Employee Compensation and Benefits Expense was also impacted by the vesting of Event-based Awards, which occurred in conjunction with our offering during the second quarter of 2011.

The provision for income taxes for the nine months ended September 30, 2011 was $20.9 million, which reflected an effective tax rate of 60%. The provision was impacted by the vesting of LP Units and certain other awards, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units. The provision for income taxes for the nine months ended September 30, 2010 was $11.5 million, which reflected an effective tax rate of 46%. This provision was impacted by the non-deductible compensation expense associated with the vesting of LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no income tax benefits are anticipated.

Income (loss) from equity method investments was $0.7 million for the nine months ended September 30, 2011, as compared to ($0.4) million for the nine months ended September 30, 2010. The increase was primarily due to our investment in G5, which the Company made in the fourth quarter of 2010.

Noncontrolling interest was $6.3 million for the nine months ended September 30, 2011 compared to $7.8 million for the nine months ended September 30, 2010.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue (1)	$139,995	$101,367	38%	$337,743	$224,794	50%
Other Revenue, net (2)	(829)	(607)	(37%)	(2,222)	506	NM

Net Revenues	139,166	100,760	38%	335,521	225,300	49%

Expenses
Operating Expenses	109,376	75,966	44%	263,037	176,645	49%
Other Expenses	16,969	4,570	271%	37,836	14,557	160%

Total Expenses	126,345	80,536	57%	300,873	191,202	57%

Operating Income (3)	12,821	20,224	(37%)	34,648	34,098	2%
Income from Equity Method Investments	256	—	NM	1,172	—	NM

Pre-Tax Income	$13,077	$20,224	(35%)	$35,820	$34,098	5%

(1)	Includes client related expenses of $2.1 million and $8.7 million for the three and nine months ended September 30, 2011, respectively, and $1.8 million and $8.4 million for the three and nine months ended September 30, 2010, respectively.
(2)	Includes interest expense on the Senior Notes of $1.1 million and $3.2 million for the three and nine months ended September 30, 2011, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2010, respectively.
(3)	Includes Noncontrolling interest of ($1.8) million and ($3.4) million for the three and nine months ended September 30, 2011, respectively, and ($1.3) million and ($1.9) million for the three and nine months ended September 30, 2010, respectively.

For the three and nine months ended September 30, 2011, the level of completed M&A activity was higher versus the three and nine months ended September 30, 2010, as evidenced by the following statistics regarding the volume of transactions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$226	$232	$875	$641
Value of North American M&A Deals Completed	$190	$178	$761	$518
Value of Global M&A Deals Announced	$563	$618	$2,014	$1,662
Value of Global M&A Deals Completed	$484	$439	$1,745	$1,344
Evercore Statistics **
Total Number of Fee Paying Clients	112	85	188	143
Investment Banking Clients With Fees of at Least $1 million	26	15	61	41

*	Source: Thomson Financial October 10, 2011
**	Includes revenue generating clients only

Investment Banking Results of Operations

Three Months Ended September 30, 2011 versus September 30, 2010

Net Investment Banking Revenues were $139.2 million for the three months ended September 30, 2011 compared to $100.8 million for the three months ended September 30, 2010, which represented an increase of 38%. Investment Banking Revenues for the three months ended September 30, 2011 included $4.1 million and $1.2 million of commissions and underwriting revenues, respectively. We earned revenue from 112 advisory clients during the three months ended September 30, 2011, 26 of which exceeded $1.0 million in revenue, compared to 85 clients during the three months ended September 30, 2010, 15 of which exceeded $1.0 million in revenue. M&A deal activity for completed transactions increased from the three months ended September 30, 2010.

Operating Expenses were $109.4 million for the three months ended September 30, 2011, as compared to $76.0 million for the three months ended September 30, 2010, an increase of $33.4 million, or 44%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $85.9 million for the three months ended September 30, 2011, as compared to $60.8 million for the three months ended September 30, 2010, an increase of $25.1 million, or 41%. The increase was due to compensation costs resulting primarily from increased revenue, as well as increased headcount in our advisory business and the inclusion of Lexicon professionals. Non-compensation expenses, as a component of Operating Expenses, were $23.4 million for the three months ended September 30, 2011, as compared to $15.1 million for the three months ended September 30, 2010, an increase of $8.3 million, or 55%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels, as well as additional costs from our recent acquisition of Lexicon. The increase in Investment Banking headcount has led directly and indirectly to cost increases relating to occupancy, travel, professional and regulatory fees.

Other Expenses of $17.0 million for the three months ended September 30, 2011 included $4.6 million related to compensation costs associated with unvested LP Units and certain other awards, $7.7 million of acquisition related compensation charges, $2.6 million of Special Charges and $2.0 million of intangible asset amortization. Other Expenses of $4.6 million for the three months ended September 30, 2010 included $4.1 million related to costs associated with unvested LP Units and certain other awards and $0.5 million of intangible asset amortization.

Nine Months Ended September 30, 2011 versus September 30, 2010

Net Investment Banking Revenues were $335.5 million for the nine months ended September 30, 2011 compared to $225.3 million for the nine months ended September 30, 2010, which represented an increase of 49%. Investment Banking Revenues for the nine months ended September 30, 2011 included $9.9 million and $8.7 million of commissions and underwriting revenues, respectively. We earned revenue from 188 advisory clients during the nine months ended September 30, 2011, 61 of which exceeded $1.0 million in revenue, compared to 143 clients during the nine months ended September 30, 2010, 41 of which exceeded $1.0 million in revenue. M&A deal activity increased from the nine months ended September 30, 2010.

Operating Expenses were $263.0 million for the nine months ended September 30, 2011, as compared to $176.6 million for the nine months ended September 30, 2010, an increase of $86.4 million, or 49%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $200.7 million for the nine months ended September 30, 2011, as compared to $130.8 million for the nine months ended September 30, 2010, an increase of $70.0 million, or 53%. The increase was due to compensation costs resulting primarily from our new businesses, as well as increased headcount in our advisory business and the inclusion of Lexicon professionals. Non-compensation expenses, as a component of Operating Expenses, were $62.3 million for the nine months ended September 30, 2011, as compared to $45.9 million for the nine months ended September 30, 2010, an increase of $16.4 million, or 36%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels, as well as acquisition costs associated with Lexicon. The increase in Investment Banking headcount has led directly and indirectly to cost increases relating to occupancy, travel, and professional and regulatory fees.

Other Expenses of $37.8 million for the nine months ended September 30, 2011 included $15.6 million related to compensation costs associated with unvested LP Units and certain other awards, $8.9 million of charges related to the vesting of Event-based Awards, $7.7 million of acquisition related compensation charges, $2.6 million of Special Charges and $3.0 million of intangible asset amortization. Other Expenses of $14.6 million for the nine months ended September 30, 2010 included $13.2 million related to costs associated with unvested LP Units and certain other awards and $1.4 million of intangible asset amortization.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
			(dollars in thousands)
Revenues
Management Fees:
Wealth Management	$3,927	$2,573	53%	$11,159	$6,932	61%
Institutional Asset Management	16,881	17,035	(1%)	54,189	33,473	62%
Private Equity	1,678	2,301	(27%)	5,121	6,481	(21%)

Total Management Fees	22,486	21,909	3%	70,469	46,886	50%

Realized and Unrealized Gains:
Institutional Asset Management	1,269	1,092	16%	3,426	3,876	(12%)
Private Equity	1,728	542	219%	6,548	437	NM

Total Realized and Unrealized Gains	2,997	1,634	83%	9,974	4,313	131%

Investment Management Revenue (1)	25,483	23,543	8%	80,443	51,199	57%
Other Revenue, net (2)	(706)	(585)	(21%)	(2,185)	210	NM

Net Investment Management Revenues	24,777	22,958	8%	78,258	51,409	52%

Expenses
Operating Expenses	24,043	24,508	(2%)	72,699	57,242	27%
Other Expenses	1,831	978	87%	6,141	2,882	113%

Total Expenses	25,874	25,486	2%	78,840	60,124	31%

Operating Income (Loss) (3)	(1,097)	(2,528)	57%	(582)	(8,715)	93%
Income (Loss) from Equity Method Investments (4)	(61)	(131)	53%	(508)	(441)	(15%)

Pre-Tax Income (Loss)	$(1,158)	$(2,659)	56%	$(1,090)	$(9,156)	88%

(1)	Includes client related expenses of $0.1 million and $0.5 million for the three and nine months ended September 30, 2011, respectively.
(2)	Includes interest expense on the Senior Notes of $0.9 million and $2.7 million for the three and nine months ended September 30, 2011, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2010, respectively.
(3)	Includes Noncontrolling interest of $0.5 million and $1.8 million for the three and nine months ended September 30, 2011, respectively, and $0 million and ($0.5) million for the three and nine months ended September 30, 2010, respectively.
(4)	Equity in Pan and G5 are classified as Income (Loss) from Equity Method Investments.

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

In the event the fund performs poorly we may be obligated to repay certain carried interest previously distributed. As of September 30, 2011, we had $2.7 million of previously received carried interest that may be subject to repayment.

Assets Under Management

AUM for our Investment Management business of $13.6 billion at September 30, 2011, decreased from $17.4 billion at December 31, 2010. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 51% and 48% of Level I investments and 49% and 52% of Level II investments as of September 30, 2011 and December 31, 2010, respectively, and Institutional Asset Management maintained 93% and 95% of Level I investments and 7% and 5% of Level II investments as of September 30, 2011 and December 31, 2010, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements; notwithstanding, these assets represent primarily Level III investments. The following table summarizes AUM activity for the nine months ended September 30, 2011:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2010	$2,506	$14,252	$629	$17,387
Inflows	323	991	—	1,314
Outflows	(15)	(1,354)	(24)	(1,393)
Market Appreciation	23	476	—	499

Balance at March 31, 2011	2,837	14,365	605	17,807
Inflows	106	998	—	1,104
Outflows	(57)	(1,831)	—	(1,888)
Market Appreciation (Depreciation)	6	(221)	—	(215)

Balance at June 30, 2011	2,892	13,311	605	16,808
Inflows	111	611	—	722
Outflows	(46)	(1,853)	—	(1,899)
Market Appreciation (Depreciation)	(76)	(1,932)	—	(2,008)

Balance at September 30, 2011	$2,881	$10,137	$605	$13,623

AUM decreased from December 31, 2010 primarily due to net outflows and market depreciation in Institutional Asset Management.

Three Months Ended September 30, 2011 versus September 30, 2010

Net Investment Management Revenues were $24.8 million for the three months ended September 30, 2011, compared to $23.0 million for the three months ended September 30, 2010. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 3% from the three months ended September 30, 2010. Fee-based revenues included $0.1 million of revenues from performance fees during the three months ended September 30, 2011 compared to $0.1 million for the three months ended September 30, 2010. Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by unrealized gains on portfolio companies in both the U.S. and Mexico.

Operating Expenses were $24.0 million for the three months ended September 30, 2011, as compared to $24.5 million for the three months ended September 30, 2010, a decrease of $0.5 million, or 2%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $16.0 million for the three months ended September 30, 2011, down slightly from $16.5 million for the three months ended September 30, 2010. Non-compensation expenses, as a component of Operating Expenses, were $8.0 million for the three months ended September 30, 2011, consistent with $8.1 million for the three months ended September 30, 2010.

Other Expenses of $1.8 million for the three months ended September 30, 2011 included $0.7 million related to compensation costs associated with unvested LP Units and certain other awards, $1.0 million of Special Charges and $0.1 million of intangible asset amortization. Other Expenses of $1.0 million for the three months ended September 30, 2010 included $0.9 million related to costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.1 million.

Nine Months Ended September 30, 2011 versus September 30, 2010

Net Investment Management Revenues were $78.3 million for the nine months ended September 30, 2011, compared to $51.4 million for the nine months ended September 30, 2010. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 50% from the nine months ended September 30, 2010 primarily as a result of the full period’s impact of the acquisition of new businesses in 2010 within Institutional Asset Management and Wealth Management. Fee-based revenues included $0.2 million of revenues from performance fees during the nine months ended September 30, 2011 compared to $0.2 million for the nine months ended September 30, 2010. Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by carried interest from Trilantic.

Operating Expenses were $72.7 million for the nine months ended September 30, 2011, as compared to $57.2 million for the nine months ended September 30, 2010, an increase of $15.5 million, or 27%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $48.2 million for the nine months ended September 30, 2011, as compared to $37.3 million for the nine months ended September 30, 2010, an increase of $11.0 million, or 29%. Non-compensation expenses, as a component of Operating Expenses, were $24.5 million for the nine months ended September 30, 2011, as compared to $20.0 million for the nine months ended September 30, 2010, an increase of $4.5 million, or 23%. The increase in Operating Expenses was primarily a result of the acquisition and expansion of new businesses added during the second quarter of 2010.

Other Expenses of $6.1 million for the three months ended September 30, 2011 included $2.3 million related to compensation costs associated with unvested LP Units and certain other awards, $2.5 million of charges related to the vesting of Event-based Awards, $1.0 million of Special Charges and $0.3 million of intangible asset amortization. Other Expenses of $2.9 million for the nine months ended September 30, 2010 included $2.5 million related to costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.4 million.

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

	For the Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$13,869	$13,434
Non-cash charges	85,066	47,747
Other operating activities	11,120	(34,012)

Operating activities	110,055	27,169
Investing activities	(5,131)	(7,812)
Financing activities	323	(57,110)
Effect of exchange rate changes	(2,658)	(388)

Net Increase (Decrease) in Cash and Cash Equivalents	102,589	(38,141)
Cash and Cash Equivalents
Beginning of Period	141,337	206,682

End of Period	$243,926	$168,541

Nine Months Ended September 30, 2011. Cash and Cash Equivalents were $243.9 million at September 30, 2011, an increase of $102.6 million versus Cash and Cash Equivalents of $141.3 million at December 31, 2010. Operating activities resulted in a net inflow of $110.1 million, primarily related to earnings, offset by an increase in financial instruments owned and pledged as collateral at fair value and a decrease in other liabilities. Cash of $5.1 million was used in investing activities primarily related to cash paid for acquisitions, offset by net proceeds from maturities and sales of our marketable securities. Financing activities during the period provided cash of $0.3 million, primarily from proceeds from our June 2011 offering, offset by the payment of dividends, distributions to Partners, the payment of Lexicon’s capital notes and treasury stock purchases.

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

Liquidity and Capital Resources

General

Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable in relation to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses and accrued employee compensation. We traditionally have made payments for employee bonuses and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares are paid when and if declared by the Board of Directors, which is generally quarterly.

We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally decrease, and they increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance, which could result in future impairment charges related to our goodwill and/or intangibles assets. The global financial markets have experienced significant disruption and volatility beginning in the third quarter of 2011 and it is possible that difficult market conditions may persist throughout the rest of the year, and into 2012. These economic and market conditions have negatively affected our financial performance in our Investment Management businesses, resulting in significant decreases in AUM, which may continue to adversely affect our financial performance into 2012. Furthermore, if these adverse economic and market conditions persist, they may also have a negative impact on our Investment Banking business. For a further discussion of risks related to our business, refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2010.

In October 2010, our Board of Directors authorized the repurchase of up to 2 million Class A Shares and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

In addition, periodically, we buy shares into treasury from our employees in order to fund the minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2011, we repurchased 1,221,248 shares for $35.1 million primarily related to funding the minimum tax withholding requirements of share deliveries.

On August 21, 2008, we entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from us $120.0 million principal amount of Senior Notes and the Warrants to purchase 5,454,545 Class A Shares at $22.00 per share expiring in 2020. The holder of the Senior Notes may require us to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the Accreted Amount, plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at our option at any time within 90 days following the date on which Mizuho notifies us that it is terminating their Strategic Alliance Agreement. Senior Notes held by any holder other than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at our option at any time. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

Pursuant to the agreement, Mizuho may not transfer the Senior Notes or Warrants until either (a) after August 16, 2012 or (b) if the Strategic Alliance Agreement is terminated one year following such termination. We have a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased by Mizuho in the open market or acquired by Mizuho upon exercise of the Warrants and associated Common Stock issued as dividends.

The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of September 30, 2011, we were in compliance with all of these covenants.

During the second quarter of 2011, we had an offering of 5,364,991 Class A Shares. A portion of the proceeds were used to purchase from certain holders, including members of the Company’s senior management, a number of outstanding LP Units. See Note 12 to our unaudited condensed consolidated financial statements.

This offering resulted in an increase to Common Stock and Additional Paid-In-Capital of $0.1 million and $167.9 million, respectively, on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2011. The purchase of outstanding LP Units resulted in a decrease to Additional Paid-In-Capital of $84.2 million on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2011. See Note 13 to our unaudited condensed consolidated financial statements for the impact of this transaction on Noncontrolling Interest. Additionally, the above transaction resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $47.5 million, $40.4 million and $7.1 million, respectively, on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2011. For a complete discussion of the Company’s Tax Receivable Agreement, refer to the Company’s Annual Report on Form 10–K for the year ended December 31, 2010. See Contractual Obligations for future payments related to the Tax Receivable Agreement.

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

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7.4 million and secured with trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

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

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.5 years, as of September 30, 2011, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

We periodically assess the collectability or credit quality related to securities purchased under agreements to resell; as of September 30, 2011, the Company believes it maintains a sufficient level of cash or collateral.

As of September 30, 2011 and December 31, 2010, a summary of PCB’s assets, liabilities, collateral received or pledged and risk measures related to its collateralized financing activities is as follows:

	September 30, 2011		December 31, 2010
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$102,100		$52,217
Securities Purchased Under Agreements to Resell	56,331	$56,383	126,401	$126,386

Total Assets	158,431		178,618
Liabilities
Securities Sold Under Agreements to Repurchase	(158,618)	$(158,741)	(178,683)	$(178,603)

Net Liabilities	$(187)		$(65)

Risk Measures
Value at Risk	$43		$27

Sensitivity to a 100 basis point increase in the interest rate	$(161)		$(54)

Sensitivity to a 100 basis point decrease in the interest rate	$161		$54

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

As of September 30, 2011, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from this disclosure.

During the third quarter of 2011, we agreed to lease 39,261 square feet of office space at 15 Stanhope Gate, London, England, expiring in March 2022 with annual base rental payments of approximately $2.2 million.

As a result of the offering of common stock which occurred during the second quarter of 2011, the Amounts Due Pursuant to Tax Receivable Agreements increased to $142.5 million. As of September 30, 2011, we estimated the contractual obligations related to the Tax Receivable Agreements to be $146.5 million. We expect to pay to the counterparties to the Tax Receivable Agreement $4.0 million within one year or less, $20.5 million in one to three years, $23.5 million in three to five years and $98.5 million after five years.

On August 19, 2011, we consummated our acquisition of Lexicon. See Note 4 to our unaudited condensed consolidated financial statements for information related to our commitment in this transaction.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $6.9 million and $8.1 million as of September 30, 2011 and December 31, 2010, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EAM, EWM and G5. These funds principally hold readily-marketable investment securities. As of September 30, 2011, the fair value of our investments with these products, based on closing prices, was $15.0 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.5 million for the three months ended September 30, 2011.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $5.6 million for the three months ended September 30, 2011.

Exchange Rate Risk

We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil and Hong Kong which creates foreign exchange rate risk. Their respective functional currencies are the Mexican peso, British pound sterling, Brazilian real and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2011, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income and Noncontrolling Interest within the Unaudited Condensed Consolidated Statement of Equity was ($6.6) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

Credit Risks

We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of September 30, 2011 and December 31, 2010, total receivables amounted to $66.2 million and $49.6 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the nine months ended September 30, 2011 and 2010.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2011, we had Marketable Securities of $62.8 million, of which 63% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 37% were Seed Capital Investments and mutual funds.

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

ASU 2011-05 – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The FASB recently decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

ASU 2011-08 – In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides amendments to ASC No. 350 “Intangibles – Goodwill and Other”, which are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

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

Changes in Internal Controls over Financial Reporting

On August 19, 2011, the Company acquired all of the outstanding partnership interests of Lexicon. We performed an assessment of Evercore Europe’s internal control environment over financial reporting following the acquisition of Lexicon and have begun conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. For further information see Note 4 to our unaudited condensed consolidated financial statements. Excluding the effects of the purchased interest in Lexicon, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

General

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial proceedings or arbitration concerning matters arising in connection with the conduct of its businesses, and, in the past, the Company and its affiliates have been involved in civil litigation matters. In addition, Mexican, United Kingdom, Hong Kong and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending legal proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None

Issuer Purchases of Equity Securities

2011	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (2)
July 1 to July 31	38,356	$32.46	—	$85,000,000
August 1 to August 31	686,390	24.67	—	85,000,000
September 1 to September 30	7,923	20.87	—	85,000,000

Total	732,669	$25.04	—	$85,000,000

(1)	These reflect treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
(2)	In October 2010, Evercore’s Board authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Changes In Equity for the nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2011

Evercore Partners Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/s/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Changes In Equity for the nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements (furnished herewith)