Form 10-K
period 2011-12-31
Evercore Partners Inc.
filed 2012-02-29
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 001-32975

EVERCORE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 East 52 nd Street, New York, New York	10055
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 857-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2011 was approximately $879.1 million, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $33.32 per share and on the par value of the registrant’s Class B common stock, par value $0.01 per share.

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 21, 2012, was 28,840,121. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 21, 2012 was 47 (excluding 53 shares of Class B common stock held by a subsidiary of the registrant).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Evercore Partners Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2012 annual meeting of stockholders to be held on June 7, 2012 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

In this report, references to “Evercore”, the “Company”, “we”, “us” and “our” refer to Evercore Partners Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, references to (1) “Evercore Partners Inc.” refer solely to Evercore Partners Inc., and not to any of its consolidated subsidiaries and (2) “Evercore LP” refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries. References to the “IPO” refer to our initial public offering on August 10, 2006 of 4,542,500 shares of our Class A common stock, including shares issued to the underwriters of the IPO pursuant to their election to exercise in full their overallotment option.

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

Overview

Evercore is one of the leading independent investment banking advisory firms in the world based on the dollar volume of announced worldwide merger and acquisition (“M&A”) transactions on which we have advised since 2000. When we use the term independent investment banking advisory firm, we mean an investment banking firm that directly or through its affiliates does not engage in commercial banking or proprietary trading activities. We were founded on the belief that there is an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product financial institutions. We also believed that the broad set of relationships of an independent advisory business would provide the foundation for a differentiated investment management platform. We believe maintaining standards of excellence and integrity in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism and integrity.

We operate globally through two business segments:

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

Our Investment Management segment focuses on Institutional Asset Management, through which we manage financial assets for sophisticated institutional investors and provide independent fiduciary services to corporate employee benefit plans, Wealth Management, through which we provide wealth management services for high net-worth individuals, and Private Equity, through which we manage private equity funds. Each of these businesses is led by senior investment professionals with extensive experience in their respective fields.

During 2011, we expanded our global Investment Banking presence through the acquisition of The Lexicon Partnership LLP (“Lexicon”), a leading independent UK-based investment banking advisory firm. In December 2011, we purchased a 45% interest in ABS Investment Management, LLC (“ABS”), an institutionally focused fund-of-funds manager, expanding our Investment Management affiliate network.

Investment Banking

At December 31, 2011, our Investment Banking segment had 60 Senior Managing Directors—39 in the United States, 7 in Mexico, 13 in Europe and 1 in Hong Kong—and 15 Senior Advisors with expertise and client relationships in a wide variety of industry sectors, as well as 32 senior research and sales professionals in Institutional Equities.

In 2011, our Investment Banking segment generated $430.6 million, or 81%, of our revenues, excluding Other Revenue, net, and earned advisory fees from 245 clients.

Advisory

We provide confidential, strategic and tactical advice to both public and private companies, with a particular focus on large, multinational corporations. By virtue of their prominence, size and sophistication, many of our clients are more likely to require expertise relating to larger and more complex situations. We are advising or have advised on numerous noteworthy transactions, including:

• Kinder Morgan on its pending acquisition of El Paso	• The McGraw Hill Companies on its intended split into separate Global Markets and Education businesses

• Kraft Foods on its pending split into separate Global Snacks and North American Grocery businesses	• sanofi-aventis on its acquisition of Genzyme

• Southern Union Company on its pending sale to Energy Transfer	• Exelon on its pending acquisition of Constellation Energy

• CenturyLink on its merger with Qwest Communications	• The Lubrizol Corporation on its sale to Berkshire Hathaway

• Burlington Northern Santa Fe on its sale to Berkshire Hathaway	• General Motors on its IPO, its restructuring, including the Delphi restructuring and various other matters

• MGM Mirage on its recapitalization	• LyondellBasell on its restructuring

• The Special Committee of Time Warner Cable on its separation from Time Warner	• CIT on its restructuring

• Tyco on its split-up	• AT&T on its acquisition of BellSouth

• CVS on its acquisition of Caremark	• SBC on its acquisition of AT&T and on Cingular’s acquisition of AT&T Wireless

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

•

Transaction Excellence. Since the beginning of 2000, we have advised on over $1.5 trillion of announced transactions, including acquisitions, sale processes, mergers of equals, special committee advisory assignments, recapitalizations and restructurings. We have provided significant advisory services on multiple transactions for AT&T (including its predecessor company, SBC), CVS, General Mills, General Motors and Swiss Re, among others.

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

•

Capital Markets. We serve as an objective advisor to corporations and financial sponsors on a broad array of financing issues. We have developed an expertise in assisting clients with respect to the entire spectrum of capital structure decisions. In addition, we act as an underwriter in public offerings and private placements of debt and equity securities in the U.S. and internationally.

•

Private Funds. The Private Funds Group (“PFG”) advises fund sponsors on all aspects of the fundraising process. The group is headquartered in London, with personnel in Europe, the United States and Asia.

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

Institutional Equities

In June 2010, we commenced our U.S. Institutional Equities operations. This business distributes equity research and engages in agency-only equity securities trading for institutional investors.

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

Investment Management

Our Investment Management segment includes Institutional Asset Management, in the United States through Evercore Trust Company, N.A. (“ETC”), Atalanta Sosnoff Capital LLC (“Atalanta Sosnoff”) and ABS and in Latin America through Protego Casa de Bolsa, S.A. de C.V. (“PCB” or “Protego”) and G5 Holdings S.A. (“G5”); Wealth Management, through Evercore Wealth Management (“EWM”) and Evercore Pan-Asset Capital Management (“Pan”); and Private Equity. Our Investment Management business principally manages and invests capital on behalf of third parties, including a broad range of institutional investors such as corporate and public pension funds, endowments, foundations, insurance companies, family offices and high net-worth individuals. Our Investment Management business is led by highly-experienced Portfolio and Client Relationship Managers. In October 2011, Evercore Asset Management L.L.C. (“EAM”), formerly included within Institutional Asset Management, announced its plan to wind down its business, which was completed in December 2011.

In 2011, our Investment Management segment generated revenue of $99.2 million. As of December 31, 2011, we had $13.0 billion of assets under management (“AUM”) excluding any AUM from our non-consolidated affiliates, of which $9.2 billion was attributable to Institutional Asset Management, $3.2 billion was attributable to Wealth Management and $0.6 billion was attributable to Private Equity clients.

Institutional Asset Management

Within our Institutional Asset Management business, Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products, PCB primarily manages Mexican fixed income products and offers fiduciary and trust services and ETC provides specialized investment management, independent fiduciary and trustee services.

In December 2011, we completed our acquisition of a 45% interest in ABS, an institutionally focused hedge fund-of-funds manager.

Wealth Management

Wealth Management provides services through EWM and Pan. EWM targets clients with more than $5 million in investable assets and offers services such as investment policy creation, asset allocation, customized investment management, manager selection, performance reporting and financial planning. Pan provides asset allocation advisory services and products to high net-worth individuals, charities and endowments, principally in the UK.

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

Our Strategies for Growth

We intend to continue to grow and diversify our Investment Banking and Investment Management businesses, and to further enhance our profile and competitive position, through the following strategies:

•

Add Highly Qualified Investment Banking Professionals with Industry and Product Expertise. We have taken action in a competitive environment by hiring 7 new Senior Managing Directors in the last 12 months, in sectors such as energy, restructuring, technology and industrials. In August 2011, we completed our acquisition of Lexicon, significantly increasing our presence with the addition of 7 Senior Managing Directors, 8 Senior Advisors and approximately 100 employees in the UK and Hong Kong. We intend to continue to recruit high-caliber advisory, funds placement, research and sales and trading professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines we have identified as particularly attractive.

•

Achieve Organic Growth and Improved Profitability in Investment Management and Opportunistically Pursue Inorganic Growth. We are focused on managing our current Investment Management business towards growth and improved profitability. We also continue to evaluate opportunities to expand through financially attractive acquisitions. In particular, we seek to ensure that the Investment Management businesses we acquire are capable of strong, repeatable investment performance and that our transactions are structured in a manner that aligns the interests of each management team with our own. We believe that the current market and competitive environment provide attractive opportunities to grow our Investment Management business.

•

Expand Into New Geographic Markets. We are expanding into new geographic markets where we believe the business environment will be receptive to the strengths of our Investment Banking and Investment Management business models or where we believe our clients have or may develop a significant presence. Our recent expansion in Europe and Hong Kong, as well as our advisory affiliates and alliances in Brazil, Japan, China, South Korea and India, represent important steps in this strategy. We are actively seeking to strengthen, expand and deepen these alliances and to enter into new arrangements in additional geographies. We may hire groups of talented professionals or pursue additional strategic acquisitions or alliances with highly-regarded regional or local firms whose cultures and operating principles are similar to ours.

Results by Segment and Geographic Location

See Note 22 to our consolidated financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.

People

As of December 31, 2011, we employed more than 800 people worldwide. Our senior professionals play a significant role in driving growth and are measured by their productivity either through revenue per Senior Managing Director or other metrics including asset growth for Portfolio and Client Relationship Managers. None of our employees are subject to any collective bargaining agreements, and we believe we have good relations with our employees.

As a leading independent investment banking firm, our core asset is our professional staff, including their intellectual capital and their dedication to providing the highest quality services to our clients. Prior to joining Evercore, many of our Senior Managing Directors, Portfolio and Client Relationship Managers and Senior Research and Sales and Trading Professionals held senior level positions with other leading corporations, financial services firms or investment firms.

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

We believe our primary competitors in securing advisory, restructuring and capital markets advisory engagements include large universal banks and investment banking firms such as Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS and independent firms such as Lazard and Rothschild and boutique firms such as Blackstone, Centerview, Greenhill, Moelis and Perella Weinberg, among others. Our Institutional Equities business is subject to competition from investment banks and other large and small financial institutions who offer similar services.

We believe that we face a range of competitors in our Investment Management business, with numerous other firms providing competitive services in each of our sectors. In Institutional Asset Management, each of Atalanta Sosnoff, ABS, PCB and ETC face substantial competition from a large number of asset management and trust companies, many of which are larger, more established firms with greater brand name recognition and more extensive client networks and product offerings. Wealth Management competes with domestic and global private banks, regional broker-dealers, independent broker-dealers, registered investment advisors, commercial banks, trust companies and other financial services firms offering wealth management services to clients, many of which have substantially greater resources and offer a broader range of services. In Private Equity, our competition includes private equity funds of all sizes.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Regulation

United States

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our shareholders or creditors. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. (“EGL”), a wholly-owned subsidiary of ours through which we conduct our investment banking business, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), and is registered as a broker-dealer in all 50 states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. State securities regulators also have regulatory or oversight authority over EGL. In addition, EGL is subject to regulation as a municipal advisor by the Municipal Securities Rulemaking Board with respect to PFG’s activities as placement agent for investment funds that may seek to solicit capital from certain public pension funds. PFG is also impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in New York, Illinois, Ohio, California and New Mexico. Similar measures are being considered or have been implemented in other jurisdictions.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our broker-dealer subsidiary is also subject to regulations, including the USA PATRIOT Act of 2001 (the “Patriot Act”), which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.

We are also subject to the Foreign Corrupt Practices Act, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business.

Three of our affiliates, EWM, ABS and Atalanta-Sosnoff, are registered as investment advisors with the SEC. In addition, as a result of recent regulatory initiatives, Evercore Advisors L.L.C., as investment advisor to Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”), has become subject to the Investment Advisers Act of 1940 and has registered with the SEC as an investment advisor. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, state and local political contributions, as well as general anti-fraud prohibitions. EWM is also an investment advisor, which subjects EWM to additional regulations under the Investment Company Act of 1940 (the “1940 Act”). ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”), is a member bank of the Federal Reserve System and is subject to the Patriot Act.

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

United Kingdom

Authorization by the Financial Services Authority (“FSA”). Evercore Partners International LLP and Pan are subject to regulation in the United Kingdom by the FSA. The current UK regulatory regime is based upon the Financial Services and Markets Act 2000 (the “FSMA”), together with secondary legislation and other rules made under the FSMA. Under section 19 of the FSMA, it is an offense for any person to carry on “regulated activities” in the United Kingdom unless it is an authorized person or otherwise exempt from the need to be authorized. The various “regulated activities” are set out in the FSMA (Regulated Activities) Order 2001 (as amended). They include, among other things: advising on investments; arranging deals in investments; dealing in investments as agent; managing investments (i.e., portfolio management) and the safeguarding and administration of assets (including the arranging of such safeguarding and administration).

Regulatory capital. Regulatory capital requirements form an integral part of the FSA’s prudential supervision of FSA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties’) financial stability. The FSA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high level requirement for firms to have adequate financial resources. Regulatory capital requirements exist on two levels. The first is a solo requirement aimed at individual authorized entities (with the relevant firm being required to submit periodic reports to demonstrate compliance with the relevant requirement). The second is a consolidated (or group) requirement and relates to a part of or the entire group of which an authorized firm or firms form part. The FSA’s rules in relation to capital requirements were updated in 2007 to implement the recast EU Capital Requirements Directive (“CRD”), which came fully into force in the UK in January 2007. The CRD, which amended two capital requirements directives (The Banking Consolidation Directive and the Capital Adequacy Directive), introduced a more risk-sensitive approach to capital adequacy (with a particular emphasis on operational risk).

Anti-Money Laundering and Anti-Bribery. The UK Money Laundering Regulations 2007 came into force on December 15, 2007. The regulations, which implement the Third EU Money Laundering Directive, require firms to have procedures in place to prevent money laundering and to take a risk-based approach to focus the efforts where they are most needed. This approach includes client due diligence, monitoring, staff training and awareness. Failure to maintain the necessary procedures is a criminal offense. The Proceeds of Crime Act 2002 also contains a number of offenses in relation to money laundering. Our UK affiliates are also subject to the UK Bribery Act 2010, which became effective in July 2011 and provides for criminal penalties for bribery of, or receipt of a bribe from, public officials, corporations and individuals, as well as for the failure of an organization to prevent a person with whom it is associated from providing bribes for the organization’s benefit.

Regulatory Framework in the European Union. Evercore Europe has obtained the appropriate European investment services passport rights to provide cross-border services into a number of other members of the European Economic Area (“EEA”). This “passport” derives from the pan-European regime established by the EU Markets in Financial Instruments Directive (“MiFID”), which regulates the provision of investment services and activities throughout the EEA. MiFID provides investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as “host member states”) on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This practice is known as “passporting”. MiFID was required to be implemented across the EEA on November 1, 2007. MiFID made substantial and important changes to the way in which our business is conducted across the EEA. These include, among others, an extension to the scope of the “passport” but also clarification that the conduct of business rules of a host member state are not to apply to a firm providing services within its territory on a cross-border basis (host member state conduct of business rules will apply to branches). Evercore Europe has implemented MiFID, and we believe our business is now compliant with the requirements of MiFID.

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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Global financial markets and economic conditions are negatively impacted by many factors beyond our control, including the inability to access credit markets, rising interest rates or inflation, terrorism or political uncertainty. Financial market and economic conditions have been volatile in the last several years, and challenging conditions have persisted. A continuation of these conditions could reduce the demand for our services and present new challenges. Revenue generated by our Investment Banking business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market and economic conditions, our operating results may be adversely affected by a decrease in the volume and value of M&A transactions and increasing price competition among financial services companies seeking advisory engagements. Unfavorable market conditions also may lead to a reduction in revenues from our trading, underwriting and placement agent activities. In addition, Europe’s debt crisis could have a material adverse effect on our business and financial condition, particularly with respect to our recently expanded UK Advisory business. The possibility that certain EU member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. See “—A portion of our revenues are derived from our international operations, which are subject to certain risks.”

In the event of a market or general economic downturn, our Institutional Asset Management and Wealth Management businesses would also be expected to generate lower revenue because the management fees we receive are typically based on the market value of the securities that comprise the assets we manage. In addition, due to uncertainty or volatility in the market or in response to difficult market conditions, clients may withdraw funds from these businesses in favor of investments they perceive as offering greater opportunity or lower risk. Difficult market conditions can also materially adversely affect our ability to launch new products or offer new services in our Institutional Asset Management or Wealth Management businesses, which could negatively affect our ability to increase AUM. In each case, management fees based on AUM would be negatively affected. Moreover, difficult market conditions may negatively impact the private equity funds that we manage by further reducing valuations and curtailing opportunities to exit and realize value from their investments.

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

Our senior leadership team’s reputations and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking business is dependent on our senior Investment Banking professionals and on a small number of senior research analysts, traders and executives. In addition, Atalanta Sosnoff, EWM and ETC are dependent on a small number of senior portfolio managers and executives. Further, the operations and performance of G5, ABS and Pan are dependent on a small number of senior executives. Our professionals possess substantial experience and expertise and strong client relationships. The loss of these personnel could jeopardize our relationships with clients and result in the loss of client engagements and revenues.

If we are unable to consummate additional acquisitions, alliances or joint ventures on attractive terms, or successfully identify and hire productive individuals to join our firm, we may not be able to implement our growth strategy successfully.

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

Our growth strategy also relies on our ability to attract and retain profitable senior finance professionals across all of our businesses. Due to the early stage of development of many of our businesses and competition from other firms, we may face difficulties in recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, it may take more than one year for us to determine whether new Advisory professionals will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development.

If we are not successful in implementing our growth strategy, our business and results and the market price for our Class A common stock may be adversely affected.

Our inability to develop, integrate and manage recently added capabilities, joint ventures, alliances and acquired businesses successfully could have adverse consequences to our business.

Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve a number of risks and present financial, managerial and operational challenges, including the following factors, among others:

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

In addition, acquisitions, start-ups and internally developed initiatives generally result in increased operating and administrative costs as the necessary infrastructure, IT and legal and compliance systems, controls and personnel are put in place. Our inability to develop, integrate and manage acquired companies, joint ventures or other strategic relationships and growth initiatives in an efficient and cost-effective manner, or at all, could have material adverse short- and long-term effects on our operating results, financial condition and liquidity.

We may not realize the cost savings, revenue enhancements or other benefits that we expected from our acquisitions and other growth initiatives.

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

Additionally, acquiring the equity of an existing business or substantially all of the assets of a company may expose us to liability for actions taken by an acquired business and its management before the acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our operating results, financial condition and liquidity.

Our growth has placed, and will continue to place, significant demands on our administrative, operational and financial resources.

We have experienced significant growth in the past several years, including in our Investment Banking business, by expanding into sales, trading, research and underwriting activities, entering into strategic alliances, acquiring Lexicon and the hiring of additional senior professionals in our Advisory group, and in our Investment Management business through the acquisition of Atalanta Sosnoff and investment in ABS. Supporting this growth has placed significant demands on our operational, legal, regulatory and financial systems and resources for integration, training and business development efforts. We are often required to commit additional resources to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion, even when we only partner, enter into strategic alliances or take minority stakes in other businesses. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. We cannot provide assurance that our financial controls, the level of knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our expanding operations effectively. Any failure to do so could adversely affect our ability to pursue our growth strategy, generate revenue and control expenses.

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

In Institutional Asset Management and Wealth Management, our revenue includes management fees from assets we manage. These revenues are dependent upon the amount of AUM, which can decline as a result of market depreciation, withdrawals or otherwise, as well as the performance of the assets. The timing of flows, contributions and withdrawals are often out of our control, can occur on short notice, and may be inconsistent from quarter to quarter. See “— The amount and mix of our AUM are subject to significant fluctuations.” In addition, a portion of our Institutional Asset Management revenue is derived from performance fees, which vary depending on the performance of the investments we select for the funds and clients we manage, which could cause our revenue and profits to fluctuate. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce AUM and asset management revenues.

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

As we have expanded the scope of our businesses and client base, we increasingly confront actual and potential conflicts of interest relating to our Investment Banking and Investment Management businesses. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business in a number of ways, including an inability to raise additional assets and a reluctance of potential clients and counterparties to do business with us.

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

The financial services industry is subject to extensive regulation. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as an investment adviser or broker-dealer. Our businesses are subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations. In addition, adverse regulatory scrutiny of any of our strategic partners could have a material adverse effect on our business and reputation.

Over the last several years, global financial markets have experienced extraordinary disruption and volatility, and there have been a number of highly-publicized financial scandals involving misconduct by financial market participants and their employees. As a result, various U.S. and foreign government agencies and regulatory bodies have taken, and may take further, actions to expand laws, rules, regulations and standards that may be applicable to our activities. Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions. For example, certain public pension funds will not invest in funds where a placement agent or other solicitor was involved.

Our business is subject to various operational risks.

We face various operational risks related to our businesses on a day-to-day basis, particularly in our Institutional Equities, Institutional Asset Management and Wealth Management businesses in which we must consistently and reliably obtain securities pricing information, process client transactions and provide reports and other customer service to our clients. Any failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. Our financial, accounting, compliance, trading or other data processing systems, including the systems of third parties on whom we rely, may not operate properly or may become disabled, including for reasons beyond our control. In that event, or if there are shortcomings or failures in our internal processes, people or systems, or the processes, people or systems of third parties on whom we rely, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

In addition, if we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other man-made or natural disaster, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. Such events could lead us to experience operational challenges, and our inability to successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.

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

We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking clients for advisory services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Investment Banking services accounted for 82%, 80% and 94% of Net

Revenues in 2011, 2010 and 2009, respectively, a substantial portion of which represents fees generated by our Advisory group. We expect that we will continue to rely on Investment Banking fees from advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking advisory engagements or the market for advisory services would adversely affect our business.

In addition, our Advisory professionals operate in a highly-competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately solicited, awarded and negotiated. In addition, many businesses do not routinely engage in transactions requiring our services. As a consequence, our fee-paying engagements with many clients are not likely to be predictable and high levels of revenue in one quarter are not necessarily predictive of continued high levels of revenue in future periods. We also lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. As a result, our advisory fees could decline materially due to such changes in the volume, nature and scope of our engagements.

A high percentage of our net revenue is derived from a small number of Investment Banking clients, and the termination of any one advisory engagement could reduce our revenue and harm our operating results.

Our top five Investment Banking clients accounted for 24%, 21% and 44% of Net Revenues in 2011, 2010 and 2009, respectively. The composition of the group comprising our largest Investment Banking clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our Investment Banking Revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed. No clients accounted for more than 10% of our Net Revenues for the years ended December 31, 2011 and 2010. For the year ended December 31, 2009, two clients accounted for more than 10% of the Company’s consolidated Net Revenues.

We face strong competition from other financial advisory firms, many of which have the ability to offer clients a wider range of products and services than we can offer, which could cause us to fail to win advisory mandates and subject us to pricing pressures that could materially adversely affect our revenue and profitability.

The financial advisory industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We have experienced intense competition over obtaining advisory mandates in recent years, and we may experience pricing pressures in our Investment Banking business in the future as some of our competitors seek to obtain increased market share by reducing fees.

Our Institutional Equities business relies on non-affiliated third-party service providers.

Our Institutional Equities business has entered into service agreements with third-party service providers for client order management and the execution and settlement of client securities transactions. This business faces the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other intermediaries we use to facilitate our securities transactions. Our senior management and officers oversee and manage these relationships. Poor oversight and control or inferior performance or service on the part of the service provider could result in loss of customers and violations of applicable rules and regulations. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk.

Underwriting and trading activities expose us to risks.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In addition, through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance-sheet credit risk. Securities may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms. We seek to manage the risks associated with customer trading activities through customer screening and trading procedures.

Risks Relating to Our Investment Management Business

The amount and mix of our AUM are subject to significant fluctuations.

The revenues and profitability of our Institutional Asset Management and Wealth Management businesses are derived from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and may cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, and other factors that are difficult to predict affect the mix, market values and levels of our AUM. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our AUM to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our AUM and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as in the U.S. we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage.

If the investments we make on behalf of our funds and clients perform poorly, we will suffer a decline in our investment management revenue and earnings, and our Investment Management business may be adversely affected.

Revenue from our Institutional Asset Management and Wealth Management businesses is derived from fees earned for our management of client assets, generally based on the market value of AUM. Poor investment performance by these businesses, on an absolute basis or as compared to third-party benchmarks or competitors, could stimulate higher redemptions, thereby lowering AUM and reducing the fees we earn, even in periods when securities prices are generally rising. In addition, if the investments we make on behalf of our funds and clients perform poorly, it may be more difficult for us to attract new investors, launch new products or offer new services in our Institutional Asset Management or Wealth Management businesses. In our Private Equity business, our revenues include management fees based on committed or invested capital and performance fees. If our private equity investments perform poorly, whether on a realized or unrealized basis, our revenues and earnings will suffer. Poor performance by our private equity investments may also make it more difficult for us to raise any new funds in the future, may result in such fundraising taking longer to complete than anticipated or may prevent us from raising such funds. In addition, to the extent that, over the life of the funds, we have received an amount of carried interest that exceeds a specified percentage of distributions made to the third-party investors in our funds, we may be obligated to repay the amount of this excess to the third-party investors.

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

Our agreements with the OCC require us to maintain and segregate certain assets, and our failure to comply with these agreements (including if we are required to access these assets for other purposes) could adversely affect us.

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

We have made principal investments in ECP II, Evercore Mexico Capital Partners II (“EMCP II”), Discovery Americas I L.P., CITIC Securities International Partners, LTD and a private equity fund managed by Trilantic. These funds generally invest in relatively high-risk, illiquid assets. In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of investments in our funds. The value of the investments of our funds is determined using fair value methodologies described in the funds’ valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund values would result in losses for the applicable fund and the loss of potential incentive income and principal investments.

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

In 2011, we earned 27% of our Total Revenues, excluding Other Revenue, from clients and private equity funds located outside of the United States. We intend to grow our non-U.S. business, and this growth is critical to our overall success. In addition, many of our larger clients for our Investment Banking business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. See “—Difficult market conditions may adversely affect our business in many ways, including reducing the volume of the transactions involving our Investment Banking business and reducing the value of the assets we manage in our Investment Management businesses, which, in each case, may materially reduce our revenue or income.”

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

Adverse economic conditions and political events in Mexico may result in disruptions to Protego’s business operations and adversely affect its revenue.

Protego is a Mexican company, with all of its assets located in Mexico and most of its revenue derived from operations in Mexico. As a financial services firm, Protego’s businesses are materially affected by Mexico’s financial markets and economic conditions. For example, for our PCB business, a lack of liquidity in Mexican government bonds could have a material adverse effect on PCB’s business. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. Mexico has had, and may continue to have, high real and nominal interest rates. In addition, because the Mexican government exercises significant influence over many aspects of the Mexican economy, political events in Mexico, including a change in state and municipal political leadership, may result in disruptions to Protego’s business operations and adversely affect its revenue. Any action by the government, including changes in the regulation of Mexico’s financial sector, could have an adverse effect on the operations of Protego, especially on its asset management business.

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

The cost of compliance with international broker dealer, employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally.

Since we operate our business both in the United States and internationally, we are subject to many distinct broker dealer, employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or that favor or require local ownership.

Risks Related to Our Organizational Structure

We are required to pay some of our Senior Managing Directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received in connection with exchanges of Evercore LP partnership units (“LP Units”) for shares and related transactions.

As of December 31, 2011, there were 7,818,163 vested and 2,995,529 unvested LP Units held by some of our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

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

Certain of our affiliates operate with relative autonomy, which limits our ability to alter their management practices and policies.

Although we are represented on the management committees of G5, ABS and Pan, we are not able to exercise significant operational control over these affiliates and are not directly involved in managing their day-to-day activities, including investment management policies and procedures, fee levels, marketing and product development and client relationships. Moreover, the founders of these affiliates have certain protective and participating rights, including the ability to block certain major corporate actions and approval of the annual budget and compensation arrangements. In addition, while we control the management committee of Atalanta Sosnoff, responsibility for its day-to-day operations is vested with the management of Atalanta Sosnoff, including managing client relationships and making discretionary investment decisions. As a consequence, our reputation, financial condition and results of operations may be adversely affected by problems arising from the day-to-day operations of one of these businesses, or from other matters regarding one of these businesses over which we cannot exercise control. Future acquisitions of, and investments in, investment management or investment banking businesses may be structured in a similar manner.

Risks Related to Our Class A Common Stock

Our Senior Managing Directors control a significant portion of the voting power in Evercore Partners Inc., which may give rise to conflicts of interests.

Our Senior Managing Directors own shares of our Class A common stock and our Class B common stock. Our certificate of incorporation provides that the holders of the shares of our Class B common stock are entitled to a number of votes that is determined pursuant to a formula that relates to the number of LP Units held by such holders. Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit in Evercore LP held by such holder. Our Senior Managing Directors, and certain trusts benefiting their families, collectively have 25% of the voting power in Evercore Partners Inc. As a result, our Senior Managing Directors have the ability to exercise significant influence over the election of the members of our board of directors and, therefore, significant influence over our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to exercise significant influence over the outcome of all matters requiring stockholder approval. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

At December 31, 2011, we had a total of 27,941,307 shares of our Class A common stock outstanding. In addition, our Senior Managing Directors own an aggregate of 10,813,692 partnership units in Evercore LP, of which 7,818,163 partnership units were fully vested and 2,995,529 partnership units were unvested. Our amended and restated certificate of incorporation allows the exchange of partnership units in Evercore LP (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions. Also, as of December 31, 2011, 5,958,668 restricted stock units (“RSUs”) issued pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan were outstanding. Of these RSUs, 563,417 were fully vested and 5,395,251 were unvested. We also had 1,911,511 restricted shares of Class A common stock outstanding at December 31, 2011 as partial consideration for the Lexicon acquisition.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our principal offices are located in leased office space at 55 East 52nd Street, New York, New York, at Blvd. Manuel A. Camacho 36-22, Col. Lomas de Chapultepec in Mexico City, Mexico and at 1 Paternoster Square in London, UK. We do not own any real property.

Item 3.	Legal Proceedings

General

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial or regulatory proceedings or arbitration concerning matters arising in connection with the conduct of its businesses, and, in the past, the Company and its affiliates have been involved in civil litigation matters. In addition, Mexican, United Kingdom, Hong Kong and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending legal proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with Accounting Standards Codification (“ASC”) 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Evercore Class A Common Stock

Our Class A common stock is listed on the NYSE and is traded under the symbol “EVR.” At the close of business on February 21, 2012, there were 24 Class A common stockholders of record.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock, as reported on the NYSE:

	2011		2010
	High	Low	High	Low
First Quarter	$35.87	$30.17	$34.42	$27.34
Second Quarter	$37.26	$32.05	$38.23	$23.15
Third Quarter	$33.88	$19.96	$30.00	$21.02
Fourth Quarter	$29.33	$20.29	$35.05	$27.07

There is no trading market for the Evercore Partners Inc. Class B common stock. As of February 21, 2012, there were 47 holders of record of the Class B common stock.

Dividend Policy

The Company paid quarterly cash dividends of $0.20 per share of Class A common stock for the quarter ended December 31, 2011, $0.18 per share for the quarters ended September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010, and $0.15 per share of Class A common stock for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010.

We pay dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A common shares, on all unvested RSU grants awarded in conjunction with annual bonuses as well as awards issued in conjunction with the acquisition of Lexicon. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.

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

Recent Sales of Unregistered Securities

None

Share Repurchases for the period October 1, 2011 through December 31, 2011

2011	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program(2)
October 1 to October 31	51,000	$27.04	—	$85,000,000
November 1 to November 30	12,543	25.04	—	85,000,000
December 1 to December 31	301,989	27.54	—	85,000,000

Total	365,532	$27.39	—	$85,000,000

(1)	These reflect treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2)	In October 2010, Evercore’s Board authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.” During 2011, certain balances for prior periods were reclassified to conform to their current presentation.

	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues
Investment Banking Revenue	$430,597	$301,931	$293,311	$181,608	$295,751
Investment Management Revenue	99,161	74,610	21,164	9,811	20,158
Other Revenue	13,897	22,205	22,211	33,885	24,141

Total Revenues	543,655	398,746	336,686	225,304	340,050
Interest Expense	19,391	22,841	24,269	30,278	18,451

Net Revenues	524,264	375,905	312,417	195,026	321,599

Expenses
Operating Expenses	427,155	316,016	256,632	188,975	235,502
Other Expenses	61,297	23,029	32,337	15,064	141,032

Total Expenses	488,452	339,045	288,969	204,039	376,534

Income (Loss) before Income (Loss) from Equity Method Investments and Income Taxes	35,812	36,860	23,448	(9,013)	(54,935)
Income (Loss) from Equity Method Investments	919	(557)	(1,406)	(371)	—

Income (Loss) before Income Taxes	36,731	36,303	22,042	(9,384)	(54,935)
Provision for Income Taxes	22,724	16,177	19,679	179	12,401

Net Income (Loss) from Continuing Operations	14,007	20,126	2,363	(9,563)	(67,336)
Net Income (Loss) from Discontinued Operations	(966)	(517)	(424)	—	—

Net Income (Loss)	13,041	19,609	1,939	(9,563)	(67,336)
Net Income (Loss) Attributable to Noncontrolling Interest	6,089	10,655	3,509	(4,850)	(32,841)

Net Income (Loss) Attributable to Evercore Partners Inc.	$6,952	$8,954	$(1,570)	$(4,713)	$(34,495)

Dividends Declared per Share	$0.74	$0.63	$0.51	$0.48	$0.41

Diluted Net Income (Loss) per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.27	$0.41	$(0.07)	$(0.36)	$(3.38)
From Discontinued Operations	(0.04)	(0.02)	(0.03)	—	—

Net Income (Loss) Attributable to Evercore Partners Inc.	$0.23	$0.39	$(0.10)	$(0.36)	$(3.38)

STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$1,043,592	$898,085	$891,160	$738,940	$689,096
Long-term Liabilities	$252,602	$218,465	$179,113	$141,980	$50,205
Total Long-term Debt	$99,664	$98,082	$96,618	$95,263	$—
Total Liabilities	$555,499	$505,438	$595,404	$507,355	$469,781
Noncontrolling Interest	$80,429	$91,948	$29,361	$15,978	$46,699
Total Equity	$465,826	$367,241	$295,756	$231,585	$219,315

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Evercore Partners Inc.’s consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Key Financial Measures

Revenue

Total revenues reflect revenues from our Investment Banking and Investment Management business segments that include fees for services, transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense related to repurchase agreements and the Senior Notes.

Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions from our sales and trading activities. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue consists of advisory fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court. Underwriting revenues are recognized when the offering has been deemed to be completed, placement fees are generally recognized at the time of the client’s acceptance of capital or capital commitments and commissions are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned.

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

Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which generally occurs in the first quarter of each year; accordingly, the expense is amortized over the stated vesting period. With respect to the annual awards granted in February 2012, the Company adopted new retirement eligibility terms, which stipulate that if an employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, the employee is eligible for retirement (prior year’s awards required combined years of service and age of at least 70 years). Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give at least one year of advance notice. As a consequence of these changes, a larger number of employees are or will become retirement eligible prior to the vesting date and the requisite service period over which we will expense the award will be shorter than the stated vesting period.

Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information technology services, depreciation and amortization, acquisition and transition costs and other operating expenses. We refer to all of these expenses as non-compensation expenses.

Other Expenses

Other Expenses include: a) amortization costs associated with the modification of unvested LP Units and certain other awards, b) charges associated with the vesting of Event-based Awards, c) the amortization of intangible assets associated with certain acquisitions, d) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees, and e) other charges related to the Lexicon acquisition, including the exiting of a lease commitment for office space, an introducing fee as well as other professional fees incurred by Lexicon.

Income from Equity Method Investments

Our share of the income (loss) from our equity interests in Pan, G5 and ABS are included within Income (Loss) from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.

Provision for Income Taxes

We account for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities.

Discontinued Operations

In October 2011, EAM announced its plan to wind down its business. EAM’s management and the Company made this decision because EAM was unable to attain sufficient scale to be a viable business due to several factors, including the ongoing effects of the financial crisis. The wind down of EAM’s business was completed by December 31, 2011. Accordingly, the historical results of EAM have been included within Discontinued Operations on the Consolidated Statements of Operations.

Noncontrolling Interest

We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors, their estate planning vehicles and Trilantic in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 15 to our consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.

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

Results of Operations

The following is a discussion of our results of operations from continuing operations for the years ended December 31, 2011, 2010 and 2009. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

	For the Years Ended December 31,			Change
	2011	2010	2009	2011 v. 2010	2010 v. 2009
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$430,597	$301,931	$293,311	43%	3%
Investment Management Revenue	99,161	74,610	21,164	33%	253%
Other Revenue	13,897	22,205	22,211	(37%)	—%

Total Revenues	543,655	398,746	336,686	36%	18%
Interest Expense	19,391	22,841	24,269	(15%)	(6%)

Net Revenues	524,264	375,905	312,417	39%	20%

Expenses
Operating Expenses	427,155	316,016	256,632	35%	23%
Other Expenses	61,297	23,029	32,337	166%	(29%)

Total Expenses	488,452	339,045	288,969	44%	17%

Income Before Income (Loss) from Equity Method Investments and Income Taxes	35,812	36,860	23,448	(3%)	57%
Income (Loss) from Equity Method Investments	919	(557)	(1,406)	NM	60%

Income Before Income Taxes	36,731	36,303	22,042	1%	65%
Provision for Income Taxes	22,724	16,177	19,679	40%	(18%)

Net Income from Continuing Operations	14,007	20,126	2,363	(30%)	752%

Discontinued Operations
Income (Loss) from Discontinued Operations	(4,198)	(2,618)	(2,264)	(60%)	(16%)
Provision (Benefit) for Income Taxes	(722)	(297)	(147)	(143%)	(102%)
Net Income (Loss) Attributable to Noncontrolling Interest	(2,510)	(1,804)	(1,693)	(39%)	(7%)

Net Income (Loss) from Discontinued Operations	(966)	(517)	(424)	(87%)	(22%)

Net Income	13,041	19,609	1,939	(33%)	911%
Net Income Attributable to Noncontrolling Interest	6,089	10,655	3,509	(43%)	204%

Net Income (Loss) Attributable to Evercore Partners Inc.	$6,952	$8,954	$(1,570)	(22%)	NM

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.27	$0.41	$(0.07)	(34%)	NM
From Discontinued Operations	(0.04)	(0.02)	(0.03)	(100%)	33%

Net Income (Loss) Attributable to Evercore Partners Inc.	$0.23	$0.39	$(0.10)	(41%)	NM

2011 versus 2010

Net revenues were $524.3 million in 2011, an increase of $148.4 million, or 39%, versus net revenues of $375.9 million in 2010. Investment Banking Revenue and Investment Management Revenue increased 43% and 33%, respectively, compared to 2010. See the segment discussion below for further information. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $427.2 million in 2011 as compared to $316.0 million in 2010, a 35% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $308.0 million in 2011, an increase of $81.1 million, or 36%, versus expense of $226.9 million in 2010. The increase was primarily due to increased compensation costs resulting from the expansion of existing businesses and our new businesses, some of which were not in operation during all of 2010. Non-compensation expenses as a component of Operating Expenses were $119.2 million in 2011, an increase of $30.1 million, or 34%, over non-compensation operating expenses of $89.1 million in 2010. Non-compensation operating expenses increased compared to 2010 primarily as a result of the expansion of our new and existing businesses, as well as additional costs from our acquisition of Lexicon.

Total Other Expenses of $61.3 million in 2011 related to compensation costs associated with unvested LP Units and certain other awards of $24.2 million, vesting of Event-based Awards of $11.4 million, acquisition related compensation costs of $14.6 million, special charges of $3.9 million and amortization of intangibles of $7.2 million. Total Other Expenses of $23.0 million in 2010 related to compensation costs associated with unvested LP Units and certain other awards of $20.8 million and amortization of intangibles of $2.2 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 68% for the year ended December 31, 2011, compared to 66% for the year ended December 31, 2010. The increase was primarily attributable to increased compensation expense associated with the amortization of unvested LP Units and certain other awards, the effect of new businesses as well as additional costs from our acquisition of Lexicon, offset by higher revenues. Employee Compensation and Benefits Expense was also impacted by the vesting of Event-based Awards, which occurred in conjunction with our offering during the second quarter of 2011.

The provision for income taxes in 2011 was $22.7 million, which reflected an effective tax rate of 62%. The provision was impacted by the vesting of LP Units and certain other awards, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units. The provision for income taxes in 2010 was $16.2 million, which reflected an effective tax rate of 45%. The 2010 provision was impacted by the non-deductible compensation expense associated with the vesting of LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no foreign income tax benefits are anticipated.

Income (loss) from equity method investments was $0.9 million for 2011, as compared to ($0.6) million for 2010. The increase was primarily due to our investment in G5, which the Company made in the fourth quarter of 2010.

Noncontrolling interest was $6.1 million in 2011 compared to $10.7 million for 2010.

2010 versus 2009

Net revenues were $375.9 million in 2010, an increase of $63.5 million, or 20%, versus net revenues of $312.4 million in 2009. Investment Banking Revenue and Investment Management Revenue increased 3% and 253%, respectively, compared to 2009. See the segment discussion below for further information. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $316.0 million in 2010 as compared to $256.6 million in 2009, a 23% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $226.9 million in 2010, an increase of $28.7 million, or 14%, versus expense of $198.2 million in 2009. The increase was primarily due to compensation costs resulting from the expansion of existing businesses and our new businesses, all of which were either not consolidated, or in operation, during the entire year ended 2009, offset by the prior’s year impact of sign-on costs incurred in conjunction with the appointment of our President and Chief Executive Officer in 2009. Non-compensation expenses as a component of Operating Expenses were $89.1 million in 2010, an increase of $30.7 million, or 52% over non-compensation operating expenses of $58.4 million in 2009. Non-compensation operating expenses increased compared to 2009 primarily as a result of increased Professional Fees, Travel and Related Expenses, Depreciation and Amortization and Acquisition and Transition Costs, primarily driven by the addition of new businesses, including Atalanta Sosnoff, and higher deal-related activity levels.

Total Other Expenses of $23.0 million in 2010 related to compensation costs associated with unvested LP Units and certain other awards of $20.8 million and amortization of intangibles of $2.2 million. Total Other Expenses of $32.3 million in 2009 related to compensation costs associated with unvested LP Units and certain other awards of $9.4 million, special charges of $20.1 million in conjunction with the cancellation of employee share-based awards, the U.S. Private Equity restructuring and other ongoing strategic cost management initiatives, acquisition and transition costs of $0.7 million incurred in connection with the consummation of our acquisition of SFS and the formation of ETC and amortization of intangibles of $2.1 million.

Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66% for the year ended December 31, 2010, compared to 66% for the year ended December 31, 2009.

The provision for income taxes in 2010 was $16.2 million, which reflected an effective tax rate of 45%. The 2010 provision was impacted by the non-deductible compensation expense associated with the vesting of LP Units and certain other awards, as well as losses in certain foreign jurisdictions for which no foreign income tax benefits are anticipated. The provision for income taxes in 2009 was $19.7 million, which reflected an effective tax rate of 89%. The 2009 provision was impacted by non-deductible charges for the cancellation of certain equity awards for employees who continue to be employed by us, the modification of LP Units and certain other awards, as well as a valuation allowance on our deferred tax assets associated with our foreign subsidiaries and certain discrete adjustments and non-deductible equity-based share grants resulting from a decline in our share price from the date of grant to the date of vesting, which were permanent in nature.

Income (loss) from equity method investments was ($0.6) million for 2010, as compared to ($1.4) million for 2009.

Noncontrolling interest was $10.7 million in 2010 compared to $3.5 million for 2009. We had net income attributable to Evercore Partners Inc. and the allocation to non-controlling interests was an allocation of net income.

Impairment of Assets

In October 2011, EAM announced its plan to wind down its business. As a result, we recorded a charge of $1.0 million in the third quarter of 2011 relating to the write-off of intangible assets associated with EAM. In addition, we recorded a charge of $0.8 million in the fourth quarter of 2011, primarily representing payments for severance and related expenses and facilities and contract termination costs. These charges were included in Discontinued Operations.

As a result of the above, during October 2011 we performed a Step 1 impairment test for the Goodwill in our Institutional Asset Management reporting unit, which included EAM. The amount of Goodwill allocated to this reporting unit was $94.7 million as of September 30, 2011. In this process, we made estimates and assumptions to determine the fair value of this reporting unit and to project future earnings using valuation techniques. We used our best judgment and the information available to us at the time to perform this review. Because assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Certain circumstances such as continued decreases in AUM resulting from either net outflows or market declines may have a negative impact on the future earnings of this reporting unit and could have a negative effect on its fair value.

In determining the fair value of this reporting unit, we utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the adjusted cash flows from the reporting unit and used a discount rate that reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. As of September 30, 2011, we concluded that the fair value of our Institutional Asset Management reporting unit exceeded its carrying value by approximately 15%.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2011	2010	2009	2011 v. 2010	2010 v. 2009
	(dollars in thousands)
Revenues
Investment Banking Revenue(1)	$430,597	$301,931	$293,311	43%	3%
Other Revenue, net(2)	(2,473)	(84)	(677)	NM	88%

Net Revenues	428,124	301,847	292,634	42%	3%

Expenses
Operating Expenses	337,886	240,312	204,399	41%	18%
Other Expenses	55,591	19,408	17,728	186%	9%

Total Expenses	393,477	259,720	222,127	52%	17%

Operating Income(3)	34,647	42,127	70,507	(18%)	(40%)
Income from Equity Method Investments	1,101	16	—	NM	NM

Pre-Tax Income	$35,748	$42,143	$70,507	(15%)	(40%)

(1)	Includes transaction-related client reimbursements of $12.0 million, $9.9 million and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Includes interest expense on the Senior Notes of $4.2 million, $4.2 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)	Includes Noncontrolling interest of ($5.6) million and ($4.7) million for the years ended December 31, 2011 and 2010, respectively.

For 2011, the level of announced and completed M&A activity increased versus 2010, as evidenced by the following industry statistics regarding the volume of transactions:

	For the Years Ended December 31,
	2011	2010	2009
Industry Statistics ($ in billions)*
Value of North American M&A Deals Announced	$1,065	$874	$843
Value of North American M&A Deals Completed	$945	$774	$839
Value of Global M&A Deals Announced	$2,517	$2,341	$1,995
Value of Global M&A Deals Completed	$2,304	$1,908	$1,843
Evercore Statistics**
Total Number of Fee Paying Clients	245	183	162
Investment Banking Clients With Fees of at Least $1 million	94	62	42

*	Source: Thomson Financial January 16, 2012
**	Includes revenue generating clients only

Investment Banking Results of Operations

2011 versus 2010

Net Investment Banking Revenues were $428.1 million in 2011 compared to $301.8 million in 2010, which represented an increase of 42%. Investment Banking Revenues for 2011 included $14.9 million and $8.8 million of commissions and underwriting revenues, respectively. We earned revenue from 245 advisory clients in 2011, 94 of which exceeded $1.0 million in revenue, compared to 183 clients in 2010, 62 of which exceeded $1.0 million in revenue. The increase in revenues from 2010 reflects our acquisition of Lexicon in August 2011. Also contributing to the increase in revenues for 2011 was the expansion of our existing businesses and our new businesses and increased deal activity.

Operating Expenses were $337.9 million in 2011, as compared to $240.3 million in 2010, an increase of $97.6 million, or 41%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $249.7 million in 2011, as compared to $178.4 million in 2010, an increase of $71.4 million, or 40%. The increase was due to compensation costs resulting primarily from our new businesses, as well as increased headcount in our advisory business and the inclusion of Lexicon professionals. Non-compensation expenses, as a component of Operating Expenses, were $88.2 million in 2011, as compared to $61.9 million in 2010, an increase of $26.2 million, or 42%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business and higher deal-related activity levels, as well as acquisition costs associated with Lexicon. The increase in Investment Banking headcount has led directly and indirectly to cost increases relating to occupancy, travel, and professional and regulatory fees.

Other Expenses of $55.6 million in 2011 included compensation costs associated with unvested LP Units and certain other awards of $21.3 million, vesting of event-based awards of $8.9 million, acquisition related compensation charges of $14.6 million, special charges of $3.9 million and intangible asset amortization of $6.8 million. Other Expenses of $19.4 million in 2010 included compensation costs associated with unvested LP Units and certain other awards of $17.5 million and intangible asset amortization of $1.9 million.

2010 versus 2009

Net Investment Banking Revenues were $301.8 million in 2010 compared to $292.6 million in 2009, which represented an increase of 3%. We earned revenue from 183 advisory clients in 2010, 62 of which exceeded $1.0 million in revenue, compared to 162 clients in 2009, 42 of which exceeded $1.0 million in revenue. The increase in revenues from 2009 primarily reflected the increase in revenue from new initiatives.

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

Other Expenses of $19.4 million in 2010 included compensation costs associated with unvested LP Units and certain other awards of $17.5 million and intangible asset amortization of $1.9 million. Other Expenses of $17.7 million in 2009 included compensation costs associated with unvested LP Units and certain other awards of $7.9 million, special charges of $7.9 million and intangible asset amortization of $1.9 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2011	2010	2009	2011 v. 2010	2010 v. 2009
	(dollars in thousands)
Revenues
Management Fees:
Wealth Management	$15,296	$9,826	$3,903	56%	152%
Institutional Asset Management	65,810	48,694	12,771	35%	281%
Private Equity	7,558	8,396	10,210	(10%)	(18%)

Total Management Fees	88,664	66,916	26,884	33%	149%

Realized and Unrealized Gains (Losses):
Institutional Asset Management	4,297	5,546	713	(23%)	678%
Private Equity	6,200	2,148	(5,179)	189%	NM

Total Realized and Unrealized Gains (Losses)	10,497	7,694	(4,466)	36%	NM

Other Investments(1)	—	—	(1,254)	NM	NM

Investment Management Revenue(2)	99,161	74,610	21,164	33%	253%
Other Revenue, net(3)	(3,021)	(552)	(1,381)	(447%)	60%

Net Investment Management Revenues	96,140	74,058	19,783	30%	274%

Expenses
Operating Expenses	89,269	75,704	52,233	18%	45%
Other Expenses	5,706	3,621	14,609	58%	(75%)

Total Expenses	94,975	79,325	66,842	20%	19%

Operating Income (Loss)(4)	1,165	(5,267)	(47,059)	NM	89%
Income (Loss) from Equity Method Investments(5)	(182)	(573)	(1,406)	68%	59%

Pre-Tax Income (Loss)(6)	$983	$(5,840)	$(48,465)	NM	88%

(1)	Includes EAM, which was consolidated April 1, 2009.

(2)	Includes transaction-related client reimbursements of $0.6 million, $0.2 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)	Includes interest expense on the Senior Notes of $3.6 million, $3.5 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(4)	Includes Noncontrolling interest of $2.6 million, $1.0 million and ($2.2) million for the years ended December 31, 2011, 2010 and 2009, respectively.

(5)	Equity in Pan, G5 and ABS are classified as Income (Loss) from Equity Method Investments.

(6)	Amounts above exclude the results of EAM after its consolidation. The results were reclassified to Discontinued Operations during the fourth quarter of 2011.

Investment Management Results of Operations

Our Wealth Management business includes the results of EWM and Morse, Williams and Company, Inc., which was acquired during the second quarter of 2010. Our Institutional Asset Management business includes the results of ETC, which was consolidated in the second quarter of 2009, and Atalanta Sosnoff, which was consolidated during the second quarter of 2010. Our results for 2010 include seven months of Atalanta Sosnoff’s results, while our results for 2009 include eight months of ETC’s results. Fee-based revenues from EWM and Atalanta Sosnoff are primarily earned as a percentage of AUM, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements.

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

In the event the fund performs below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of December 31, 2011, we had $2.7 million of previously received carried interest that may be subject to repayment.

Assets Under Management

AUM for our Investment Management business of $13.0 billion at December 31, 2011, decreased from $16.9 billion at December 31, 2010. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 49% and 48% of Level I investments and 51% and 52% of Level II investments as of December 31, 2011 and 2010, respectively, and Institutional Asset Management maintained 92% and 95% of Level I investments and 8% and 5% of Level II investments as of December 31, 2011 and 2010, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements; notwithstanding, these assets represent primarily Level III investments. The following table summarizes AUM activity for the year ended December 31, 2011:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2010	$2,506	$13,770	$629	$16,905
Inflows	323	953	—	1,276
Outflows	(15)	(1,308)	(24)	(1,347)
Market Appreciation	23	461	—	484

Balance at March 31, 2011	2,837	13,876	605	17,318
Inflows	106	890	—	996
Outflows	(57)	(1,827)	—	(1,884)
Market Appreciation (Depreciation)	6	(213)	—	(207)

Balance at June 30, 2011	2,892	12,726	605	16,223
Inflows	111	594	—	705
Outflows	(46)	(1,843)	—	(1,889)
Market Appreciation (Depreciation)	(76)	(1,771)	—	(1,847)

Balance at September 30, 2011	2,881	9,706	605	13,192
Inflows	359	201	—	560
Outflows	(82)	(1,279)	—	(1,361)
Market Appreciation	82	545	—	627

Balance at December 31, 2011	$3,240	$9,173	$605	$13,018

Note: Amounts above exclude AUM associated with EAM, whose results were reclassified to Discontinued Operations during the fourth quarter of 2011.

AUM decreased from December 31, 2010 primarily due to net outflows and market depreciation in Institutional Asset Management.

2011 versus 2010

Net Investment Management Revenues were $96.1 million in 2011, compared to $74.1 million in 2010. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 33% from 2010 primarily as a result of the full period’s impact of the acquisition of new businesses in 2010 within Institutional Asset Management and Wealth Management. Fee-based revenues included $0.2 million of revenues from performance fees during 2011 compared to $0.3 million in 2010. Realized and Unrealized Gains (Losses) increased from the prior year primarily resulting from gains on the seed capital managed by EWM and G5 and in our private equity funds, which were principally driven by carried interest from Trilantic.

Operating Expenses were $89.3 million in 2011, as compared to $75.7 million in 2010, an increase of $13.6 million, or 18%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $58.2 million in 2011, as compared to $48.5 million in 2010, an increase of $9.7 million, or 20%. Non-compensation expenses, as a component of Operating Expenses, were $31.0 million in 2011, as compared to $27.2 million in 2010, an increase of $3.8 million, or 14%. The increase in Operating Expenses was primarily a result of the acquisition and expansion of new businesses added during 2010 and 2011.

Other Expenses of $5.7 million in 2011 included compensation costs associated with unvested LP Units and certain other awards of $2.9 million, vesting of event-based awards of $2.5 million and amortization of intangibles of $0.3 million. Other Expenses of $3.6 million in 2010 included compensation costs associated with unvested LP Units and certain other awards of $3.3 million and amortization of intangibles of $0.3 million.

2010 versus 2009

Net Investment Management Revenues were $74.1 million in 2010, compared to $19.8 million in 2009. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 149% from 2009 primarily as a result of the acquisition of new businesses within Institutional Asset Management and Wealth Management, as well as continued growth in AUM. Fee-based revenues included $0.3 million of revenues from performance fees during 2010 compared to $0.1 million in 2009. Realized and Unrealized Gains (Losses) increased from the prior year primarily resulting from gains on the seed capital managed by EWM and G5 and realized gains in PCB and in our private equity funds.

Operating Expenses were $75.7 million in 2010, as compared to $52.2 million in 2009, an increase of $23.5 million, or 45%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $48.5 million in 2010, as compared to $34.9 million in 2009, an increase of $13.6 million, or 39%. Non-compensation expenses, as a component of Operating Expenses, were $27.2 million in 2010, as compared to $17.3 million in 2009, an increase of $9.9 million, or 57%. The increase in Operating Expenses was primarily a result of the acquisition of new businesses added during 2009 and 2010.

Other Expenses of $3.6 million in 2010 included compensation costs associated with unvested LP Units and certain other awards of $3.3 million and amortization of intangibles of $0.3 million. Other Expenses of $14.6 million in 2009 included compensation costs associated with unvested LP Units and certain other awards of $1.5 million, special charges of $12.2 million, acquisition and transition costs of $0.7 million and amortization of intangibles of $0.2 million.

Follow-On Offerings of Class A Common Stock

During 2011 and 2010, we completed offerings of 5,364,991 and 2,954,437 shares of Class A common stock, respectively. Net proceeds in conjunction with these issuances were $168.1 million and $77.2 million, respectively. A portion of the proceeds from the 2011 offering was used to purchase from certain holders, including members of the Company’s senior management, a number of outstanding LP Units. The Company used a portion of the remaining proceeds to fund the initial cash payments associated with the acquisition of Lexicon. We used all of the proceeds from the 2010 offering to purchase from certain holders, including members of our senior management, a number of outstanding LP Units that was equal to the number of newly-issued shares of Class A common stock sold by us in the offering.

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

The effects of the tax receivable agreement on our Consolidated Statement of Financial Condition as a result of the above exchanges were increases of $47.5 million and $37.0 million related to the 2011 and 2010 offerings, respectively, in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by Evercore LP, based on enacted federal and state tax rates at the dates of the transactions. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance.

We also recorded 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as increases of $40.4 million and $31.4 million related to the 2011 and 2010 offerings, respectively, between Amounts Due Pursuant to Tax Receivable Agreements and Payable to Employees and Related Parties. We recorded the remaining 15% of the estimated realizable tax benefit, or $7.1 million and $5.5 million related to the 2011 and 2010 offerings, respectively, as increases to Additional Paid-In-Capital.

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

Cash Flows

Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our Senior Notes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing. Management fees from our private equity investment management activities are generally billed in advance but collected at the end of a half year period from billing. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A shares, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. A summary of our operating, investing and financing cash flows is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$10,531	$17,805	$246
Non-cash charges	122,250	66,464	78,796
Other operating activities	15,055	(39,274)	9,059

Operating activities	147,836	44,995	88,101
Investing activities	(77,344)	(43,866)	(42,680)
Financing activities	(25,081)	(66,823)	(14,880)
Effect of exchange rate changes	(3,843)	349	239

Net Increase (Decrease) in Cash and Cash Equivalents	41,568	(65,345)	30,780
Cash and Cash Equivalents
Beginning of Period	141,337	206,682	175,902

End of Period	$182,905	$141,337	$206,682

2011. Cash and Cash Equivalents were $182.9 million at December 31, 2011, an increase of $41.6 million versus Cash and Cash Equivalents of $141.3 million at December 31, 2010. Operating activities resulted in a net inflow of $147.8 million, primarily related to earnings excluding non-cash charges, which reflect share-based compensation and other deferred compensation. Cash of $77.3 million was used in investing activities primarily due to cash paid for acquisitions and the Company’s investment in ABS, made during the fourth quarter of 2011, offset by net proceeds from sales and maturities of Marketable Securities. Financing activities during the period used cash of $25.1 million, primarily for the purchase of LP Units, payment of dividends, distributions to Members and treasury stock purchases offset by the issuance and sale of Class A Shares.

2010. Cash and Cash Equivalents were $141.3 million at December 31, 2010, a decrease of $65.3 million versus Cash and Cash Equivalents of $206.7 million at December 31, 2009. Operating activities resulted in a net inflow of $45.0 million, primarily related to earnings excluding non-cash charges, which reflect share-based compensation and other deferred compensation, offset by the payment of 2009 bonus awards. Cash of $43.9 million was used in investing activities primarily due to cash paid for acquisitions, offset by net proceeds from sales and maturities of Marketable Securities. Financing activities during the period used cash of $66.8 million, primarily for the purchase of LP Units, payment of dividends, distributions to Members and treasury stock purchases offset by the issuance and sale of Class A Shares.

2009. Cash and Cash Equivalents were $206.7 million at December 31, 2009, an increase of $30.8 million versus Cash and Cash Equivalents of $175.9 million at December 31, 2008. Operating activities during 2009 resulted in a net inflow of $88.1 million, primarily related to higher earnings, excluding non-cash charges which reflect an increase in share-based compensation resulting from the cancellation of certain equity awards, and an increase in accrued compensation and benefits, offset by an increase in assets segregated for bank regulators. Cash of $42.7 million was used in investing activities primarily for purchases of marketable securities and the acquisitions of SFS and EAM. Financing activities during the period used cash of $14.9 million, primarily for Member distributions, the purchase of LP Units, payment of dividends and treasury stock purchases offset by the issuance and sale of Class A Shares, LP Units and for cash received from the noncontrolling interest of ETC.

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

We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally decrease, and they increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance, which could result in future impairment charges related to our goodwill and/or intangibles assets. The global financial markets have experienced significant disruption and volatility beginning in the third quarter of 2011 and it is possible that difficult market conditions may persist throughout 2012. These economic and market conditions have negatively affected our financial performance in our Investment Management businesses, resulting in significant decreases in AUM, which may continue to adversely affect our financial performance in 2012. Furthermore, if these adverse economic and market conditions persist, they may also have a negative impact on our Investment Banking business. For a further discussion of risks related to our business, refer to “Risk Factors” elsewhere in this Form 10-K.

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

In addition, periodically, we purchase LP Units in conjunction with follow-on offerings and we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. See “Follow-On Offerings of Class A Common Stock” above. During 2011, we repurchased 1,586,780 shares for $45.1 million primarily related to minimum tax withholding requirements of share deliveries.

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

Pursuant to the agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of December 31, 2011, we were in compliance with all of these covenants.

We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7.2 million and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

Pursuant to deferred compensation and deferred consideration arrangements, we are obligated to make cash payments in future periods. For further information see Notes 4 and 17 to our consolidated financial statements.

Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 19 to our consolidated financial statements.

Collateralized Financing Activity at PCB

PCB enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 3.0 years, as of December 31, 2011, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in PCB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

We periodically assess the collectability or credit quality related to securities purchased under agreements to resell; as of December 31, 2011, the Company believes it maintains a sufficient level of cash or collateral.

As of December 31, 2011 and 2010, a summary of PCB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31, 2011		December 31, 2010
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$127,178		$52,217
Securities Purchased Under Agreements to Resell	2,146	$2,143	126,401	$126,386

Total Assets	129,324		178,618
Liabilities
Securities Sold Under Agreements to Repurchase	(129,577)	$(129,809)	(178,683)	$(178,603)

Net Liabilities	$(253)		$(65)

Risk Measures
Value at Risk	$65		$27

Sensitivity to a 100 basis point increase in the interest rate	$(366)		$(54)

Sensitivity to a 100 basis point decrease in the interest rate	$366		$54

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2011:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating Lease Obligations	$202,014	$21,158	$38,404	$36,933	$105,519
Tax Receivable Agreements	143,660	6,217	21,650	24,078	91,715
Notes Payable, Including Interest	176,160	6,240	12,480	12,480	144,960
Investment Banking Commitments	16,990	15,836	1,154	—	—
Investment Management Commitments	13,291	2,050	5,885	467	4,889

Total	$552,115	$51,501	$79,573	$73,958	$347,083

As of December 31, 2011, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from the above commitments and contractual obligations.

We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future principal investments of $5.8 million and $8.1 million as of December 31, 2011 and 2010, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

On August 19, 2011, we consummated our acquisition of Lexicon. See Note 4 to our consolidated financial statements for information related to our commitment in this transaction.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EWM and G5. These funds principally hold readily-marketable investment securities. As of December 31, 2011, the fair value of our investments with these products, based on closing prices, was $11.7 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.2 million for the year ended December 31, 2011.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.2 million for the year ended December 31, 2011.

Exchange Rate Risk

We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil and Hong Kong which creates foreign exchange rate risk. Their respective functional currencies are the Mexican peso, British pound sterling, Brazilian real and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2011, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income and Noncontrolling Interest within the Consolidated Statement of Equity was ($8.1) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

Credit Risks

We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of December 31, 2011 and 2010, total receivables amounted to $52.1 million and $49.6 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the years ended December 31, 2011 and 2010.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2011, we had Marketable Securities of $81.3 million, of which 75% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 25% were Seed Capital Investments and mutual funds.

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

Revenue Recognition

Investment Banking Revenue

We earn investment banking fees from our clients for providing advisory services on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. It is our accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collection is reasonably assured. We record Investment Banking Revenue on the Consolidated Statement of Operations for the following:

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

Commissions received from customers on agency-based brokerage transactions in listed and over-the-counter equities are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, when earned.

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

Valuation

The valuation of our investments in securities and of our financial investments in the funds we manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Effective January 1, 2008, we adopted ASC 820, which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 10 to the consolidated financial statements for further information. Level I investments include financial instruments owned and pledged as collateral and readily-marketable equity securities. Level II investments include our investments in corporate and municipal bonds and other debt securities. We did not have any Level III investments as of December 31, 2011.

We adopted ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We have not elected to apply the fair value option to any specific financial assets or liabilities.

Marketable Securities

Investments in corporate and municipal bonds and other debt securities are accounted for as available-for-sale under ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated Statements of Operations. We invest in readily-marketable debt and equity securities which are managed by EWM and G5. These securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on these securities are included in the Consolidated Statements of Operations in Investment Management Revenue. Marketable Securities also include investments in municipal bonds and mutual funds, which are carried at fair value, with changes in fair value recorded in Other Revenues on the Consolidated Statement of Operations.

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

Equity Compensation

Share-Based Payments – We account for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) issued ASC 718, “Share-Based Payment”. We grant employees event-based awards and performance-based awards that vest upon the occurrence of certain events or performance criteria being achieved. Compensation cost is accrued if it is probable that the event or performance condition will be achieved and is not accrued if it is not probable that the event or performance condition will be achieved. Significant judgment is required in determining the probability an event’s occurrence or that the performance criteria will be achieved. The fair value of awards that vest from one to five years are amortized over the vesting period or requisite substantive service period, as required by ASC 718. See Note 17 to the consolidated financial statements herein for further information.

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

The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company’s historic and projected future taxable income for its U.S. and foreign operations. In 2011 and 2010, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. We also concluded that the net deferred tax assets of certain foreign subsidiaries required a full valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. See Note 20 to the consolidated financial statements herein for further information.

The Company estimates that Evercore Partners Inc. must generate approximately $481.5 million of future taxable income to realize the U.S. deferred tax asset balance of approximately $195.3 million. The deferred tax balance is expected to reverse over a period ranging of 5 to 15 taxable years. The Company evaluated Evercore Partners Inc.’s historical U.S. taxable income, which has averaged approximately $22.8 million per year over the last two tax years, as well as the current anticipated profitability and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company will have an additional 20 years to utilize any net operating loss carry forwards created, as well as the relevant net operating loss carry back period in effect at the time of a taxable loss.

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

We test goodwill for impairment at the reporting unit level. In determining the fair value for each reporting unit, we utilize either a market multiple approach or a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach includes applying the average earnings multiples of comparable public companies for their respective reporting segment multiplied by the forecasted earnings of the respective reporting unit to yield an estimate of fair value. The discounted cash flow methodology begins with the adjusted cash flows from each of the reporting units and uses a discount rate that reflects the weighted average costs of capital adjusted for the risks inherent in the future cash flows. For the years ended December 31, 2011 and 2010, we have concluded the fair values substantially exceeded the carrying values for our reporting units.

In addition to Goodwill and Intangible Assets, we annually assess our Equity Method Investments for impairment per ASC 323-10-35 and ASC 325-20-35, respectively, “Subsequent Measurement”. At December 31, 2011, we concluded there was no impairment of Goodwill, Intangible Assets and Equity Method Investments. See Note 4 to our consolidated financial statements for further information.

Recently Issued Accounting Standards

ASU 2011-03 – In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). ASU 2011-03 provides amendments to Accounting Standards Codification (“ASC”) No. 860 “Transfers and Servicing”, which remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this update are effective prospectively for transactions or modifications of existing transactions that occur on or after the beginning of the first interim or annual reporting period beginning on or after December 15, 2011, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2011-04 – In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 provides amendments to ASC No. 820 “Fair Value Measurement”, which results in a consistent definition of fair value and common requirements for measurement of and disclosure of fair value between U.S. GAAP and IFRS. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2011, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2011-05 – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The FASB recently decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred (See-“ASU 2011-12” below). The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2011-08 – In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides amendments to ASC No. 350 “Intangibles – Goodwill and Other”, which are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2011-11 – In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 provides amendments to ASC No. 210, “Balance Sheet”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. The amendments in this update are effective retrospectively for interim and annual periods beginning after January 1, 2013. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2011-12 – In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 provides amendments to ASU No. 2011-05, “Presentation of Comprehensive Income,” which provides amendments to ASC No. 220 “Comprehensive Income.” The amendments in ASU 2011-12 defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the accompanying consolidated statements of financial condition of Evercore Partners Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Company’s consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 29, 2012

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	December 31,
	2011	2010
Assets
Current Assets
Cash and Cash Equivalents	$182,905	$141,337
Marketable Securities	81,288	92,830
Financial Instruments Owned and Pledged as Collateral at Fair Value	127,178	52,217
Securities Purchased Under Agreements to Resell	2,146	126,401
Accounts Receivable (net of allowances of $1,964 and $768 at December 31, 2011 and 2010, respectively)	52,060	49,625
Receivable from Employees and Related Parties	7,793	3,465
Deferred Tax Assets—Current	8,621	5,092
Other Current Assets	23,869	9,982

Total Current Assets	485,860	480,949
Investments	108,930	60,617
Deferred Tax Assets—Non-Current	186,689	134,161
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $13,490 and $11,302 at December 31, 2011 and 2010, respectively)	21,437	14,923
Goodwill	177,849	139,031
Intangible Assets (net of accumulated amortization of $25,701 and $13,337 at December 31, 2011 and 2010, respectively)	40,909	49,232
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	11,718	8,972

Total Assets	$1,043,592	$898,085

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$125,869	$82,943
Accounts Payable and Accrued Expenses	17,849	12,558
Securities Sold Under Agreements to Repurchase	129,577	178,683
Payable to Employees and Related Parties	12,647	4,181
Taxes Payable	5,159	404
Other Current Liabilities	11,796	8,204

Total Current Liabilities	302,897	286,973
Notes Payable	99,664	98,082
Amounts Due Pursuant to Tax Receivable Agreements	137,448	97,427
Other Long-term Liabilities	15,490	22,956

Total Liabilities	555,499	505,438

Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interest	22,267	25,406
Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 31,014,265 and 21,497,691 issued at December 31, 2011 and 2010, respectively, and 27,941,307 and 19,983,646 outstanding at December 31, 2011 and 2010, respectively)	310	215
Class B, par value $0.01 per share (1,000,000 shares authorized, 47 and 48 issued and outstanding at December 31, 2011 and 2010, respectively)	—	—
Additional Paid-In-Capital	575,122	400,719
Accumulated Other Comprehensive Income (Loss)	(12,058)	(4,193)
Retained Earnings (Deficit)	(76,703)	(61,504)
Treasury Stock at Cost (3,072,958 and 1,514,045 shares at December 31, 2011 and 2010, respectively)	(79,007)	(34,538)

Total Evercore Partners Inc. Stockholders’ Equity	407,664	300,699
Noncontrolling Interest	58,162	66,542

Total Equity	465,826	367,241

Total Liabilities and Equity	$1,043,592	$898,085

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues
Investment Banking Revenue	$430,597	$301,931	$293,311
Investment Management Revenue	99,161	74,610	21,164
Other Revenue, Including Interest	13,897	22,205	22,211

Total Revenues	543,655	398,746	336,686
Interest Expense	19,391	22,841	24,269

Net Revenues	524,264	375,905	312,417

Expenses
Employee Compensation and Benefits	357,680	247,737	207,592
Occupancy and Equipment Rental	23,497	18,081	13,727
Professional Fees	33,516	28,035	20,511
Travel and Related Expenses	23,172	16,475	9,602
Communications and Information Services	8,303	5,664	3,677
Depreciation and Amortization	17,746	9,921	4,400
Special Charges	3,894	—	20,129
Acquisition and Transition Costs	3,465	3,399	712
Other Operating Expenses	17,179	9,733	8,619

Total Expenses	488,452	339,045	288,969

Income Before Income (Loss) from Equity Method Investments and Income Taxes	35,812	36,860	23,448
Income (Loss) from Equity Method Investments	919	(557)	(1,406)

Income Before Income Taxes	36,731	36,303	22,042
Provision for Income Taxes	22,724	16,177	19,679

Net Income from Continuing Operations	14,007	20,126	2,363

Discontinued Operations
Income (Loss) from Discontinued Operations	(4,198)	(2,618)	(2,264)
Provision (Benefit) for Income Taxes	(722)	(297)	(147)
Net Income (Loss) Attributable to Noncontrolling Interest	(2,510)	(1,804)	(1,693)

Net Income (Loss) from Discontinued Operations	(966)	(517)	(424)

Net Income	13,041	19,609	1,939
Net Income Attributable to Noncontrolling Interest	6,089	10,655	3,509

Net Income (Loss) Attributable to Evercore Partners Inc.	$6,952	$8,954	$(1,570)

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$7,834	$9,397	$(1,146)
From Discontinued Operations	(966)	(517)	(424)

Net Income (Loss) Attributable to Evercore Partners Inc.	$6,868	$8,880	$(1,570)

Weighted Average Shares of Class A Common Stock Outstanding
Basic	26,019	19,655	15,545
Diluted	29,397	22,968	15,545
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.30	$0.47	$(0.07)
From Discontinued Operations	(0.04)	(0.02)	(0.03)

Net Income (Loss) Attributable to Evercore Partners Inc.	$0.26	$0.45	$(0.10)

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.27	$0.41	$(0.07)
From Discontinued Operations	(0.04)	(0.02)	(0.03)

Net Income (Loss) Attributable to Evercore Partners Inc.	$0.23	$0.39	$(0.10)

Dividends Declared per Share of Class A Common Stock	$0.74	$0.63	$0.51

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands, except share data)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
Balance at December 31, 2008	12,552,028	$126	$275,234	$(5,139)	$(46,564)	(498,746)	$(8,050)	$15,978	$231,585
Net Income (Loss)	—	—	—	—	(1,570)	—	—	1,816	246
Other Comprehensive Income, net:
Unrealized Gain on Marketable Securities, net	—	—	—	707	—	—	—	2,174	2,881
Foreign Currency Translation Adjustment	—	—	—	672	—	—	—	2,372	3,044

Total Comprehensive Income (Loss)	—	—	—	1,379	(1,570)	—	—	6,362	6,171
Treasury Stock Purchases	—	—	—	—	—	(310,553)	(4,706)	—	(4,706)
Proceeds from Equity Offering, Net of Direct Expenses	3,721,788	37	70,084	—	—	—	—	—	70,121
Evercore LP Units Purchased or Converted into Class A Common Stock	189,153	2	(57,187)	—	—	—	—	(5,623)	(62,808)
Stock-based Compensation Awards	692,914	7	50,959	—	—	—	—	8,552	59,518
Dividends and Equivalents	—	—	405	—	(8,622)	—	—	—	(8,217)
Noncontrolling Interest (Note 15)	—	—	—	—	—	—	—	4,092	4,092

Balance at December 31, 2009	17,155,883	172	339,495	(3,760)	(56,756)	(809,299)	(12,756)	29,361	295,756
Net Income	—	—	—	—	8,954	—	—	8,851	17,805
Other Comprehensive Income (Loss), net:
Unrealized Gain (Loss) on Marketable Securities, net	—	—	—	(1,058)	—	—	—	(1,048)	(2,106)
Foreign Currency Translation Adjustment	—	—	—	625	—	—	—	294	919

Total Comprehensive Income (Loss)	—	—	—	(433)	8,954	—	—	8,097	16,618
Treasury Stock Purchases	—	—	—	—	—	(1,286,277)	(35,053)	—	(35,053)
Proceeds from Equity Offering, Net of Direct Expenses	2,954,437	29	77,573	—	—	—	—	—	77,602
Evercore LP Units Purchased or Converted into Class A Common Stock	77,110	1	(59,062)	—	—	—	—	(9,834)	(68,895)
Stock-based Compensation Awards	1,310,261	13	35,695	—	—	—	—	20,059	55,767
Shares Issued as Consideration for Acquisitions and Investments	—	—	5,748	—	—	581,531	13,271	—	19,019
Dividends and Equivalents	—	—	1,344	—	(13,702)	—	—	—	(12,358)
Noncontrolling Interest (Note 15)	—	—	(74)	—	—	—	—	18,859	18,785

Balance at December 31, 2010	21,497,691	215	400,719	(4,193)	(61,504)	(1,514,045)	(34,538)	66,542	367,241
Net Income	—	—	—	—	6,952	—	—	3,579	10,531
Other Comprehensive Income (Loss), net:
Unrealized Gain (Loss) on Marketable Securities, net	—	—	—	(1,626)	—	—	—	(338)	(1,964)
Foreign Currency Translation Adjustment	—	—	—	(6,239)	—	—	—	(1,880)	(8,119)

Total Comprehensive Income (Loss)	—	—	—	(7,865)	6,952	—	—	1,361	448
Treasury Stock Purchases	—	—	—	—	—	(1,586,780)	(45,105)	—	(45,105)
Proceeds from Equity Offering, Net of Direct Expenses	5,364,991	54	167,880	—	—	—	—	—	167,934
Evercore LP Units Purchased or Converted into Class A Common Stock	422,843	4	(67,264)	—	—	—	—	(12,268)	(79,528)
Stock-based Compensation Awards	3,728,740	37	67,395	—	—	—	—	21,057	88,489
Shares Issued as Consideration for Acquisitions and Investments	—	—	—	—	—	27,867	636	—	636
Dividends and Equivalents	—	—	2,805	—	(22,151)	—	—	—	(19,346)
Noncontrolling Interest (Note 15)	—	—	3,587	—	—	—	—	(18,530)	(14,943)

Balance at December 31, 2011	31,014,265	$310	$575,122	$(12,058)	$(76,703)	(3,072,958)	$(79,007)	$58,162	$465,826

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net Income	$10,531	$17,805	$246
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized and Unrealized (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(4,988)	(4,898)	7,111
Equity-Based and Other Deferred Compensation	94,253	55,914	59,518
Depreciation, Amortization and Accretion	20,401	11,541	5,872
Bad Debt Expense	1,558	1,008	444
Deferred Taxes	11,026	2,899	5,851
Decrease (Increase) in Operating Assets:
Marketable Securities	461	(481)	(108)
Financial Instruments Owned and Pledged as Collateral at Fair Value	(91,056)	75,435	76,887
Securities Purchased Under Agreements to Resell	123,559	66,225	(83,235)
Accounts Receivable	2,749	(18,822)	844
Receivable from Employees and Related Parties	(4,275)	1,770	(2,008)
Assets Segregated for Bank Regulatory Requirements	—	(200)	(10,000)
Other Assets	(144)	(1,138)	(4,952)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	32,128	(17,265)	31,616
Accounts Payable and Accrued Expenses	1,499	976	776
Securities Sold Under Agreements to Repurchase	(32,283)	(141,759)	6,001
Payables to Employees and Related Parties	(7,067)	(2,523)	(1,955)
Taxes Payable	(1,777)	380	(2,333)
Other Liabilities	(8,739)	(1,872)	(2,474)

Net Cash Provided by Operating Activities	147,836	44,995	88,101

Cash Flows From Investing Activities
Investments Purchased	(48,575)	(16,645)	(4,108)
Distributions of Private Equity Investments	1,211	2,629	—
Marketable Securities:
Proceeds from Sales and Maturities	80,678	188,701	51,677
Purchases	(71,599)	(138,683)	(83,460)
Cash Paid for Acquisitions, net of cash acquired	(30,397)	(70,481)	(9,382)
Change in Restricted Cash	—	(820)	4,853
Purchase of Furniture, Equipment and Leasehold Improvements	(8,662)	(8,567)	(2,260)

Net Cash Provided by (Used in) Investing Activities	(77,344)	(43,866)	(42,680)

Cash Flows From Financing Activities
Payments for Settlement of Debt and Capital Lease Obligations	(8,335)	(9)	(32)
Issuance of Noncontrolling Interests	1,009	4,381	17,395
Distributions to Noncontrolling Interests—Evercore LP Limited Partners	(19,087)	(19,513)	(19,741)
Cash Paid for Deferred and Contingent Consideration	(13,486)	(5,936)	—
Proceeds from Equity Offering, Net of Direct Expenses	168,140	77,185	70,761
Purchase of Evercore LP Units and Treasury Stock	(140,242)	(114,141)	(75,467)
Excess Tax Benefits Associated with Equity-Based Awards	6,266	2,923	—
Dividends—Class A Stockholders	(19,346)	(12,358)	(8,217)
Other	—	645	421

Net Cash Provided by (Used in) Financing Activities	(25,081)	(66,823)	(14,880)

Effect of Exchange Rate Changes on Cash	(3,843)	349	239

Net Increase (Decrease) in Cash and Cash Equivalents	41,568	(65,345)	30,780
Cash and Cash Equivalents-Beginning of Period	141,337	206,682	175,902

Cash and Cash Equivalents-End of Period	$182,905	$141,337	$206,682

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$17,914	$21,473	$23,080

Payments for Income Taxes	$13,957	$9,649	$11,286

Furniture, Equipment and Leasehold Improvements Accrued	$1,293	$644	$114

Decrease in Fair Value of Redeemable Noncontrolling Interest	$3,942	$—	$—

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization

Evercore Partners Inc. and subsidiaries (the “Company”) is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership (“Evercore LP”). Subsequent to the Company’s initial public offering (“IPO”), the Company became the sole general partner of Evercore LP. The Company operates from its offices in the United States, the United Kingdom, Mexico, Hong Kong and, through its affiliate Evercore G5 Holdings S.A. (“G5”), in Brazil.

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

The consolidated financial statements of the Company are comprised of the consolidation of Evercore LP and Evercore LP’s wholly-owned and majority-owned direct and indirect subsidiaries, including Evercore Group L.L.C. (“EGL”), a registered broker-dealer in the U.S. The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE, except for certain VIEs that qualify for accounting purposes as investment companies. Generally, the Company would consolidate those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The Consolidated Statements of Operations include the consolidated results of The Lexicon Partnership LLP (“Lexicon”) following its acquisition in 2011. See Note 4 for further disclosure.

At the time of the formation transaction, the members of Evercore LP (the “Members”) received Evercore LP partnership units (“LP Units”) in consideration for their contribution of the various entities included in the historical combined financial statements of the Company. The LP Units are subject to vesting requirements and transfer restrictions and are exchangeable on a one-for-one basis for shares of Class A common stock (“Class A Shares”). The Company accounts for exchanges of LP Units for Class A Shares based on the carrying amounts of the Members’ LP Units immediately before the exchange.

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

The Company has evaluated all subsequent events through the date this Form 10-K was available to be issued.

Reclassifications – During 2011, certain balances for prior periods were reclassified to conform to their current presentation.

Discontinued Operations – In October 2011, Evercore Asset Management L.L.C. (“EAM”) announced its plan to wind down its business. Management and the Company made this decision because EAM was unable to attain sufficient scale to be a viable business due to several factors including the ongoing effects of the financial crisis. The wind down of EAM’s business was completed by December 31, 2011. Accordingly, the historical results of EAM have been reclassified to Discontinued Operations on the Consolidated Statements of Operations.

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

Advisory Fees – In general, advisory fees are paid at the time the Company signs an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter where the engagement letter will specify a future service period associated with that fee. In such circumstances, these retainer fees are initially recorded as deferred revenue and subsequently recognized as revenue during the applicable time period within which the service is rendered. Revenues related to fairness or valuation opinions are recognized when the opinion has been rendered and delivered to the client and all other requirements for revenue recognition are satisfied. Success fees for advisory services, such as merger and acquisition advice,

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

are recognized when the transaction(s) or event(s) are determined to be completed or substantially completed and all other requirements for revenue recognition are satisfied. In the event the Company were to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue and subsequently recognized as advisory fee revenue when the conditions of completion have been satisfied.

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

Commissions – Commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, when earned.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis on the Consolidated Statements of Operations.

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

Fees generated for serving as an independent fiduciary and/or trustee are either based on a flat fee, are pre-negotiated with the client or are based on the value of assets under administration. For ongoing engagements,

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

fees are billed quarterly either in advance or in arrears. Fees paid in advance of services rendered are initially recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Investment Management Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered. Any fees received before completion of the engagement are recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition and are recognized in Investment Management Revenue on the Consolidated Statements of Operations upon the execution of the project deliverables.

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

Noncontrolling Interest – Noncontrolling interest recorded in the consolidated financial statements of the Company relates to the portions of our subsidiaries not owned by the Company. The Company allocates net income to noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the vested equity ownership percentage of the noncontrolling interest holders for the period by the net income or loss for the entity which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits (losses) to the controlling and noncontrolling interest holders, then the net income or loss of these entities will be allocated based on these special allocations.

ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“ASC 810-10”) requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption of ASC 810-10 resulted in the presentation of Noncontrolling Interest as a component of Total Equity on the Consolidated Statements of Financial Condition and below Net Income on the Consolidated Statements of Operations. Prior periods have been reclassified to conform to the current presentation. In addition, the adoption of ASC 810-10 resulted in an allocation of the components of Total Comprehensive Income between controlling interests and noncontrolling interests for the years ended December 31, 2011, 2010 and 2009.

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Marketable Securities – Marketable Securities include investments in corporate, municipal and other debt securities, as well as investments in readily-marketable equity securities, which are accounted for as available-for-sale under ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated Statements of Operations. The readily-marketable debt and equity securities are valued using quoted market prices on applicable exchanges or markets. Marketable Securities also include investments in municipal bonds, which are carried at fair value, with changes in fair value recorded in Other Revenues on the Consolidated Statements of Operations. Marketable Securities transactions are recorded as of the trade date.

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase – Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payable or receivable. As the maturities on these transactions are short-term in nature (i.e. generally mature on the next business day) and the underlying securities are debt instruments of the Mexican Governments or its agencies, their carrying amounts approximate fair value. The Company periodically assesses the collectability or credit quality related to securities purchased under agreements to resell; as of December 31, 2011, the Company believes it maintains a sufficient level of cash or collateral, as described in Note 8.

Investments – The Company’s investments include investments in private equity partnerships, the Company’s equity interests in Evercore Pan-Asset Capital Management (“Pan”), G5 and ABS Investment Management, LLC (“ABS”), which are accounted for under the equity method of accounting.

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

Affiliates – The Company’s equity interests in Pan, G5 and ABS include its share of the income (losses) within Income (Loss) from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.

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

See Note 4 for further information.

Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), severance, deferred cash and share-based compensation. Cash bonuses are accrued over the respective service periods to which they relate and deferred cash and share-based bonuses are expensed prospectively over their requisite service period.

Share-Based Payments – The Company accounts for share-based payments in accordance with ASC 718, “Share-Based Payment” (“ASC 718”) and the impact on the Company’s Consolidated Statements of Financial Condition and Statements of Operations is discussed in Note 17.

Compensation expense recognized pursuant to share-based awards is based on the grant date fair value of the award. The fair value (as measured on the grant date) of awards that vest from one to five years (“Service-based Awards”) is amortized over the vesting periods or requisite service periods as required under ASC 718, however, the vesting of some Service-based Awards will accelerate upon the occurrence of certain events. The Company amortizes the grant-date fair value of share-based compensation awards made to employees, who are or will become retirement eligible prior to the stated vesting date, over the expected substantive service period. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, unvested Service-based Awards are included in the diluted weighted average Class A Shares outstanding using the treasury stock method. Once vested, restricted stock units (“RSUs”) and restricted stock are included in the basic and diluted weighted average Class A Shares outstanding. Expense relating to RSUs and restricted stock is charged to Employee Compensation and Benefits within the Consolidated Statements of Operations. For a discussion of Event-based Awards, see Note 17.

Awards classified as liabilities as required under ASC 718, such as cash settled share-based awards, are re-measured at fair value at each reporting period.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Foreign Currency Translation – Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Changes in Equity. Exchange gains and losses arising from translating intercompany balances of a long-term investment nature are recorded in the foreign currency translation account while transactional exchange gains and losses are included in Other Revenue on the Consolidated Statements of Operations.

Income Taxes – The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities, as disclosed in Note 20.

Deferred income taxes reflect the net tax effects of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected on the Company’s Consolidated Statements of Financial Condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets.

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

Note 3 – Recent Accounting Pronouncements

ASU 2011-03 – In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). ASU 2011-03 provides amendments to ASC No. 860 “Transfers and Servicing”, which remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this update are effective prospectively for transactions or modifications of existing transactions that occur on or after the beginning of the first interim or annual reporting period beginning on or after December 15, 2011, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2011-04 – In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 provides amendments to ASC No. 820 “Fair Value Measurement”, which results in a consistent definition of fair value and common requirements for measurement of and disclosure of fair value between U.S. GAAP and IFRS. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring fair value or for disclosing

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

information about fair value measurements. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2011, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2011-05 – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The FASB recently decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred (See-”ASU 2011-12” below). The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2011-08 – In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides amendments to ASC No. 350 “Intangibles – Goodwill and Other”, which are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2011-11 – In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 provides amendments to ASC No. 210, “Balance Sheet”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. The amendments in this update are effective retrospectively for interim and annual periods beginning after January 1, 2013. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2011-12 – In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 provides amendments to ASU No. 2011-05, “Presentation of Comprehensive Income,” which provides amendments to ASC No. 220

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

“Comprehensive Income.” The amendments in ASU 2011-12 defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

Note 4 – Business Changes and Developments

Year Ended December 31, 2011

Lexicon Partnership LLP – On August 19, 2011, the Company completed its acquisition of all of the outstanding partnership interests of Lexicon, in accordance with the definitive sale and purchase agreement entered into on June 7, 2011, for consideration consisting of cash and stock. In the aggregate, the sellers will receive approximately £46,142, or $76,167, in cash and 1,911 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Shares”). Of the total consideration, £31,598, or $52,160, in cash was paid and 28 Class A Shares were issued to the sellers at closing, and approximately £5,619, or $9,274, in cash was paid to the sellers on December 31, 2011. Payment of the remaining approximately £8,925, or $14,733, in cash and 1,883 restricted Class A Shares will be deferred and will vest under graded vesting in various installments over a four-year period. Accordingly, these amounts will be expensed over the graded vesting period and included in Employee Compensation and Benefits expense. This deferred consideration, whether in the form of Class A Shares or cash, upon vesting, will be delivered to the sellers on the earlier of (i) the first anniversary of the relevant vesting date and (ii) the date of the first secondary offering by the Company following the relevant vesting date. Vesting of the Class A Shares and cash consideration will accelerate in certain circumstances, including, but not limited to, a seller’s termination without cause, a qualifying retirement or upon a change of control. In addition, upon closing the Company funded the repayment of £5,039, or $8,318, of outstanding Lexicon capital notes. These notes are included as Long-term Debt in the table below.

Lexicon was purchased to expand the Company’s advisory capabilities.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The purchase price of the acquisition has been allocated to the assets acquired and liabilities assumed using the fair values as determined by management as of the acquisition date. The computation of goodwill was based on the fair value at August 19, 2011. The purchase price allocation is as follows:

Amount
Purchase Price:
Cash Paid	$52,160
Fair Value of Shares Issued	636
Fair Value of Deferred Cash Consideration	9,274

Total Fair Value of Purchase Price	62,070

Fair Value of Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	21,812
Accounts Receivable	7,821
Prepaid Expenses	9,504
Fixed Assets	429
Other Assets	964
Intangible Assets	7,164
Current Liabilities	(21,592)
Long-term Debt	(8,318)

Identifiable Net Assets	17,784

Goodwill Resulting from Business Combination	$44,286

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

In connection with the acquisition of Lexicon, the Company recorded client related intangible assets of $7,164. Management views client related assets as the primary intangible assets of Lexicon. The intangible assets were valued at the date of acquisition at their fair value as determined by management. The intangible assets are amortized over an estimated useful life of six months. The Company recognized $5,075 of amortization expense related to these intangible assets for the year ended December 31, 2011.

Goodwill and intangible assets recognized as a result of this acquisition are included in the Investment Banking Segment.

During the fourth quarter of 2011, the Company fully integrated the operations of Lexicon in its existing operations. Accordingly, operating costs cannot be explicitly segregated and it is not possible to measure the marginal operating income attributable to the business. Below is an estimate of expenses derived from Lexicon’s historical expense run-rate. The Company’s consolidated results for the year ended December 31, 2011, included revenue of $41,637 and estimated operating expenses of $32,073, resulting in estimated operating income of $9,564 related to Lexicon from the period of acquisition, August 19, 2011 to December 31, 2011, before taking into consideration certain acquisition related charges, as follows. The Company also incurred $23,587 of other expenses related to the Lexicon acquisition, which included $14,618 of acquisition related compensation charges, $3,894 of Special Charges and $5,075 of intangible amortization expense associated with the acquisition of Lexicon. See Note 5 for a further explanation of Special Charges and Note 22 for a further explanation of Other Expenses.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

If the acquisition of Lexicon was effective as of January 1, 2010, the operating results of the Company, on a pro forma basis, would have been:

	For the Years Ended December 31,
	2011	2010
	(Unaudited)
Net Revenues	$575,344	$446,174
Pre-tax Income	$31,325	$18,650
Net Income from Continuing Operations Attributable to Evercore Partners Inc.	$4,635	$2,504
Diluted Net Income Per Share from Continuing Operations Available to Evercore Partners Inc.	$0.15	$0.10

ABS Investment Management, LLC – On December 29, 2011, the Company completed its acquisition of a 45% non-controlling interest in ABS, a Connecticut based institutionally focused hedge fund-of-funds manager, for a cash purchase price of $45,104, subject to certain adjustments after the closing, as set forth in the Purchase Agreement. Following the consummation of the transaction, the remaining 55% of the interest in ABS is owned by the founders of ABS and its employees. ABS is governed by a five member management committee consisting of three members of ABS’ management team and two designees of the Company. The Company does not have majority voting power and therefore the Company does not maintain the unilateral ability to control significant operational or corporate governance matters of ABS and the founders of ABS have certain protective and participating rights which include the ability to block certain corporate actions relating to liquidation or sale of any material assets, approval of any material transaction outside of the ordinary course of business and approval of the annual budget and compensation arrangements. Accordingly, this transaction is accounted for as an equity method investment.

Evercore Asset Management – In October 2011, EAM announced its plan to wind down its business. Management and the Company made this decision because EAM was unable to attain sufficient scale to be a viable business due to several factors including the ongoing effects of the financial crisis. Accordingly, at this time it was determined there would be no future cash inflows from EAM. As a result, during the third quarter of 2011 the Company concluded that EAM’s client-based intangible assets had no future value, which resulted in a $975 charge included within Income (Loss) from Discontinued Operations related to the write-off of these intangibles.

As a result of the above, during October 2011 the Company performed a Step 1 impairment test for the Goodwill in its Institutional Asset Management reporting unit, which included EAM. The amount of Goodwill allocated to this reporting unit was approximately $94,700 as of September 30, 2011. In this process, the Company made estimates and assumptions to determine the fair value of this reporting unit and to project future earnings using valuation techniques. The Company used its best judgment and the information available to it at the time to perform this review. Because assumptions and estimates were used in projecting future earnings as part of the valuation, actual results could differ. Certain circumstances such as continued decreases in AUM resulting from either net outflows or market declines may have a negative impact on the future earnings of this reporting unit and could have a negative effect on its fair value.

In determining the fair value of this reporting unit, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies multiplied by the forecasted earnings of the reporting unit to yield an estimate of fair value. The discounted cash flow methodology

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

began with the adjusted cash flows from the reporting unit and used a discount rate that reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. As of September 30, 2011, the Company concluded that the fair value of our Institutional Asset Management reporting unit exceeded its carrying value by approximately 15%.

The following is a summary of the assets and liabilities of EAM as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Assets
Cash and Cash Equivalents	$3,480	$1,534
Accounts Receivable	303	606
Intangible Assets	—	1,073
Other Assets	—	60

Total Assets	$3,783	$3,273

Liabilities
Payable to Employees and Related Parties	$—	$2,987
Accrued Compensation and Benefits	—	574
Other Liabilities	—	207

Total Liabilities	$—	$3,768

EAM had pretax losses of $4,198, $2,618 and $2,264 reported in discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.

Year Ended December 31, 2010

Atalanta Sosnoff Capital, LLC – In May 2010, the Company purchased an interest in Atalanta Sosnoff Capital LLC (“Atalanta Sosnoff”), representing a 49% economic interest, for a cash purchase price of $68,992. Following the consummation of the transaction, the remainder of Atalanta Sosnoff’s economic interests, which includes management’s profits interest, is owned by the senior management of Atalanta Sosnoff. The senior management of Atalanta Sosnoff retains interests comprised of Series A-2 Capital Interests, Series B Capital Interests and Series C Profits Interests, which represents 5.5%, 19.6% and 25.9%, respectively, for a 51% economic interest. The Company owns Series A-1 Capital Interests, which represents a 49% economic interest. The Series C interest is a profits interest; accordingly, the Company is required to account for this interest as a compensation arrangement. Excluding the Series C interest, the Company’s equity interest in Atalanta Sosnoff is 66%. Atalanta Sosnoff was purchased to expand the Company’s asset management capabilities. Atalanta Sosnoff manages assets for institutional, high net-worth and broker-advised clients, and is focused on managing large-cap U.S. equity and balanced accounts. The Company consolidates the financial results of Atalanta Sosnoff based on provisions in the Operating Agreement which give the Company the majority vote in the Management Committee of Atalanta Sosnoff, which is the governing committee with decision making power over Atalanta Sosnoff’s operations. The Management Committee of Atalanta Sosnoff controls the operations of Atalanta Sosnoff, including actions such as the appointment and termination of key management members of Atalanta Sosnoff, the approval of Atalanta Sosnoff’s budget as well as any material expenditure outside of its budget, the launch of new products or material changes in the pricing of existing products, and entering or exiting lines of business. Responsibility for day-to-day operations is vested with the management of Atalanta Sosnoff, including managing client relationships and making discretionary investment decisions. The senior management of Atalanta Sosnoff, through a supermajority vote of the Management Committee, retains customary protective rights over specified matters that may arise outside of the ordinary course of business and/or where the probability of occurrence is remote.

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

The Purchase Agreement provided for earn-out consideration to the sellers of $14,700 if Atalanta Sosnoff’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $19,500 for 2010. The sellers received a pro-rata portion of the $14,700 if Atalanta Sosnoff’s EBITDA exceeded $17,000, but did not exceed $19,500. The earn-out consideration was payable 50% in cash and 50% in restricted Class A Shares. In December 2010, the majority of the earn-out consideration was paid, with 20% of the cash portion paid upon successful completion of an audit in 2011. The fair value of the remaining contingent payment was $1,470 as of December 31, 2010. This earn-out was paid during 2011.

In connection with the acquisition of Atalanta Sosnoff, the Company recorded intangible assets of $39,700, $1,800 and $1,780 relating to Client Relationships, Trademarks and Non-Compete/Non-Solicit Agreements, respectively. Management views client relationships as the primary intangible assets of Atalanta Sosnoff, as management believes the client relationships are stable and recurring. The intangible assets were valued at the date of acquisition at their fair value as determined by management. The intangible assets are generally amortized over estimated useful lives ranging from four to 15 years. The Company recognized $6,228 and $3,632 of amortization expense related to these intangible assets for the years ended December 31, 2011 and 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Goodwill and intangible assets recognized as a result of this acquisition are included in the Investment Management Segment.

The Company’s consolidated results include revenue of $43,617 and $27,079 and pre-tax income and $7,816 and $5,264, respectively, for the years ended December 31, 2011 and 2010, from Atalanta Sosnoff.

Morse, Williams and Company, Inc. – In May 2010, the Company, through Evercore Wealth Management (“EWM”), acquired Morse Williams and Company, Inc., a registered investment advisor that provides separate management services for tax-exempt institutions and taxable clients. The terms of the acquisition included share-based initial consideration of $1,350 and contingent consideration based on future investment fees earned. The fair value of the earn-out consideration was $1,096 and $627 as of December 31, 2011 and 2010, respectively. The transaction resulted in goodwill of $848 and intangible assets relating to Client Relationships of $1,130, recognized in the Investment Management Segment. The Client Relationships are being amortized over 9 years. Amortization expense related to these intangibles was $124 and $84 for the years ended December 31, 2011 and 2010, respectively.

MJC Associates – In April 2010, the Company entered into an agreement to acquire MJC Associates, a commercial real estate advisory boutique. The terms of the acquisition include $2,000 of cash payable at the closing, $1,000 of cash payable on each of the three anniversary dates of the closing and $3,000 of restricted stock, which is contingently issuable based on minimum future revenues. The transaction was consummated on July 8, 2010. The fair value of the earn-out consideration was $4,570 and $5,282 as of December 31, 2011 and 2010, respectively. The transaction resulted in goodwill of $6,183 and intangible assets relating to Client Relationships of $940 and Non-compete agreements of $135, recognized in the Investment Banking Segment. The Client Relationships and Non-compete agreements are being amortized over five months and five years, respectively. Amortization expense related to these intangibles was $24 and $954 for the years ended December 31, 2011 and 2010, respectively.

Private Funds Group of Neuberger Berman – In February 2010, the Company acquired assets of PFG for initial consideration of $1,000 and contingent consideration based on future revenues earned. The Company’s commitment to pay earn-out consideration was based on varied percentages of future fees earned over the 18 month period following the acquisition. The fair value of the earn-out consideration was $1,653 as of December 31, 2010. This earn-out was paid during 2011. The transaction resulted in goodwill of $990 and intangible assets relating to Acquired Mandates and Client Relationships of $1,810 and $2,300, respectively, recognized in the Investment Banking Segment. The Acquired Mandates and Client Relationships are being amortized over four years and seven years, respectively. Amortization expense related to these intangibles was $760 and $664 for the years ended December 31, 2011 and 2010, respectively.

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

G5 Holdings S.A. – In October 2010, the Company acquired a 50% interest in G5. The terms of the investment includes initial consideration of $10,319 in restricted shares of Evercore Class A common stock and $10,867 in cash plus contingent consideration based on multiples of G5’s net income over the years 2010 through

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

2014. The contingent consideration will be paid 50% in cash and 50% in restricted Class A Shares. The Company maintains half of the seats on G5’s board of directors. The Company does not maintain the unilateral ability to control significant operational or corporate governance matters of G5 and the founders of G5 have certain protective and participating rights which include the ability to block certain corporate actions relating to liquidation or sale of any material assets, approval of any material transaction outside of the ordinary course of business and approval of the annual budget and compensation arrangements. This transaction was therefore accounted for as an equity method investment.

Goodwill and Intangible Assets

Goodwill associated with the Company’s acquisitions is as follows:

	Investment Banking	Investment Management	Total

Balance at December 31, 2009	$34,989	$14,775	$49,764
Acquisitions	7,173	81,057	88,230
Foreign Currency Translation	1,037	—	1,037

Balance at December 31, 2010	43,199	95,832	139,031
Acquisitions	44,286	80	44,366
Foreign Currency Translation	(5,548)	—	(5,548)

Balance at December 31, 2011	$81,937	$95,912	$177,849

Intangible assets associated with the Company’s acquisitions are as follows:

	December 31, 2011
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$17,835	$43,250	$61,085	$13,874	$10,197	$24,071
Professional Licenses	—	—	—	—	—	—
Acquired Mandates	1,810	—	1,810	836	—	836
Non-compete/Non-solicit Agreements	135	1,780	1,915	40	564	604
Other	—	1,800	1,800	—	190	190

Total	$19,780	$46,830	$66,610	$14,750	$10,951	$25,701

	December 31, 2010
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$11,242	$44,430	$55,672	$7,120	$4,212	$11,332
Professional Licenses	275	—	275	259	—	259
Acquired Mandates	1,810	—	1,810	384	—	384
Non-compete/Non-solicit Agreements	518	1,780	2,298	380	208	588
Other	714	1,800	2,514	703	71	774

Total	$14,559	$48,010	$62,569	$8,846	$4,491	$13,337

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Expense associated with the amortization of intangible assets was $14,315, $7,541 and $2,096 for the years ended December 31, 2011, 2010 and 2009, respectively.

Based on the intangible assets above, as of December 31, 2011, annual amortization of intangibles for each of the next five years is as follows:

2012	$10,489
2013	$7,508
2014	$5,214
2015	$3,555
2016	$3,174

As of December 31, 2011, the Company concluded that there was no impairment of Goodwill or Intangible Assets. See “Evercore Asset Management” above for information regarding the Company’s impairment assessment performed during the third quarter of 2011.

Note 5 – Special Charges and Acquisition and Transition Costs

Special Charges

The Company recognized costs of $3,894 for the year ended December 31, 2011, as Special Charges incurred in connection with the Lexicon acquisition, including the exiting of a lease commitment for office space of $731, an introducing fee of $1,895, as well as other professional fees incurred by Lexicon of $1,268. See Note 4 for further information on the Company’s acquisition of Lexicon.

The Company recorded noncash Special Charges of $20,129 for the year ended December 31, 2009 related to the cancellation of 738 unvested employee RSUs and 250 unvested LP Units, as well as costs associated with the U.S. Private Equity restructuring and other cost management initiatives. The expensing of these specific charges had the effect of reducing operating expenses in future periods. Generally, the equity-based awards are expensed over four years.

Acquisition and Transition Costs

The Company has recognized $3,465, $3,399 and $712 for the years ended December 31, 2011, 2010 and 2009, respectively, as Acquisition and Transition Costs incurred in connection with recent acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. Acquisition and Transition Costs included expenses of $2,118 for the year ended December 31, 2011, related to the Company’s acquisition of Lexicon.

Note 6 – Related Parties

The Company remits payment for expenses on behalf of the private equity funds and is reimbursed accordingly. For the years ended December 31, 2011, 2010 and 2009, the Company disbursed $1,833, $1,301 and $1,313, respectively, on behalf of these entities.

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $6,696, $8,346 and $5,031 for the years ended December 31, 2011, 2010 and 2009, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Advances to Employees	$4,830	$1,994
Personal Expenses Paid on Behalf of Employees and Related Parties	49	240
Receivable from Affiliates	689	—
Reimbursable Expenses Due From Portfolio Companies of the Company's Private Equity Funds	636	485
Reimbursable Expenses Relating to the Private Equity Funds	1,589	746

Receivable from Employees and Related Parties	$7,793	$3,465

Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Board of Director Fees	$235	$205
Lexicon Deferred Consideration Payable	358	—
Amounts Due to Former Members of Lexicon	5,844	—
Amounts Due Pursuant to Tax Receivable Agreements(a)	6,210	3,976

Payable to Employees and Related Parties	$12,647	$4,181

(a)	Relates to the current portion of the Member exchange of LP Units for Class A Shares. The long-term portion of $137,448 and $97,427 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2011 and 2010, respectively.

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of December 31, 2011 and 2010 were as follows:

	December 31, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$1,008	$—	$2	$1,006	$7,126	$45	$—	$7,171
Municipal Bonds	9,544	9	—	9,553	16,910	107	15	17,002
Other Debt Securities	2,000	—	—	2,000	1,000	—	—	1,000
Seed Capital Investments	10,905	812	27	11,690	14,112	2,250	25	16,337

Total Available-for-Sale	23,457	821	29	24,249	39,148	2,402	40	41,510
Debt Securities Carried by EGL	47,583	518	—	48,101	50,837	501	18	51,320
Mutual Funds	9,350	191	603	8,938	—	—	—	—

Total	$80,390	$1,530	$632	$81,288	$89,985	$2,903	$58	$92,830

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Scheduled maturities of the Company’s available-for-sale debt securities as of December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$8,699	$8,703	$17,183	$17,265
Due after one year through five years	3,853	3,856	7,853	7,908

Total	$12,552	$12,559	$25,036	$25,173

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2011.

Debt Securities

The Company invests in corporate and municipal bonds, which are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. Unrealized gains and losses for these securities are included in Accumulated Other Comprehensive Income and realized gains and losses are included in earnings. The Company had realized gains of $86, $3,450 and $641 for the years ended December 31, 2011, 2010 and 2009, respectively.

Seed Capital Investments

Seed Capital Investments include equity securities and their equivalents, which are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. These securities are stated at quoted market value with unrealized gains and losses included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. The Company had realized gains of $936, $1,653 and $345 for the years ended December 31, 2011, 2010 and 2009, respectively.

Debt Securities Carried by EGL

During the first quarter of 2010, EGL began to invest in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Consolidated Statement of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($460) and $481 for the years ended December 31, 2011 and 2010, respectively.

Mutual Funds

During the first quarter of 2011, the Company began to invest in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 17 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Consolidated Statements of Operations. The Company had net unrealized gains (losses) of ($412) for the year ended December 31, 2011.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through Protego Casa de Bolsa, S.A. de C.V. (“PCB”), enters into repurchase agreements with clients seeking overnight money market returns whereby PCB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. PCB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 3.0 years, as of December 31, 2011, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by PCB and permit the counterparty to pledge the securities.

As of December 31, 2011 and 2010, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions is as follows:

	December 31, 2011		December 31, 2010
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$127,178		$52,217
Securities Purchased Under Agreements to Resell	2,146	$2,143	126,401	$126,386

Total Assets	$129,324		$178,618

Liabilities
Securities Sold Under Agreements to Repurchase	$(129,577)	$(129,809)	$(178,683)	$(178,603)

Note 9 – Investments

The Company’s investments reported on the Consolidated Statements of Financial Condition consist of investments in private equity partnerships and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

our private equity investments are included within Investment Management Revenue. The Company’s share of earnings (losses) on our investments in Pan, G5 and ABS are included within Income (Loss) from Equity Method Investments on the Consolidated Statements of Operations.

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

The Company has concluded that EP II L.L.C., the general partner of ECP II, is a VIE pursuant to ASC 810. The Company owns 8%-9% of the carried interest earned by the general partner of ECP II. The Company’s assessment of the design of EP II L.L.C. resulted in the determination that the Company is not acting as an agent for other members of the general partner and is a passive holder of interests in the fund, evidenced by the fact that the Company is a non-voting, non-managing member of the general partner and, therefore, has no authority in directing the management operations of the general partner. Furthermore, the Company does not have the obligation to absorb significant losses or the right to receive benefits that could potentially have a significant impact to EP II L.L.C. Accordingly, the Company has concluded that it is not the primary beneficiary of EP II L.L.C.

As a result of its investment in CITIC Securities International Partners, LTD (“CSIP”), during 2010, the Company made an investment of $3,164 in CSI Capital, a China focused fund affiliated with CSIP, representing approximately 58% of the Company’s existing commitment to CSI Capital.

A summary of the Company’s investment in the private equity funds as of December 31, 2011 and 2010 was as follows:

	December 31, 2011	December 31, 2010
ECP II	$5,037	$4,856
Discovery Fund	2,393	2,734
EMCP II	9,674	7,580
CSI Capital	3,496	3,361
Trilantic IV	4,551	559

Total Private Equity Funds	$25,151	$19,090

Net realized and unrealized gains (losses) on private equity fund investments, including performance fees, were $6,200, $2,148 and ($5,179) for years ended December 31, 2011, 2010 and 2009, respectively. In the event the fund performs poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2011, the Company had $2,701 of previously received carried interest that may be subject to repayment.

Trilantic Capital Partners

During the first quarter of 2010, the Company made an investment in Trilantic. See Note 15 for further information. This investment had a balance of $15,549 and $15,840 as of December 31, 2011 and 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Equity Method Investments

A summary of the Company’s other equity investments as of December 31, 2011 and 2010 was as follows:

	December 31, 2011	December 31, 2010
Pan	$2,531	$2,939
G5	20,595	21,498
ABS	45,104	—

Total Other Equity Investments	$68,230	$24,437

Pan

In 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at December 31, 2011. This investment resulted in losses of $420, $621 and $1,406 for the years ended December 31, 2011, 2010 and 2009, respectively, included within Income (Loss) from Equity Method Investments on the Consolidated Statements of Operations.

In 2011, the Company provided Pan with additional funding in exchange for notes receivable, which are treated as debt for Pan. The terms of the notes receivable require Pan to periodically pay interest on the debt. These notes, with a carrying value of $667 as of December 31, 2011, are due in 2016. Based on the terms, the Company viewed the lending activities as a reconsideration event and concluded that Pan is a VIE as it did not have a sufficient level of equity to finance its activities without additional subordinated financial support. The Company’s assessment of the primary beneficiary of Pan included assessing which parties have the power to significantly impact the economic performance of Pan and the obligation to absorb losses of Pan, which could be potentially significant to Pan, or the right to receive benefits from Pan that could be potentially significant. Specifically, the Company concluded the other parties, including Pan’s Chief Executive Officer, have the most significant influence in impacting the cash flows, operating margins and revenues and that the Company is not the primary beneficiary of Pan. The terms of the loan agreements did not change or modify the governance structure of Pan’s operating agreement, in which the Company holds three of the six seats on Pan’s Board.

As of December 31, 2011 and 2010, the Company has not recorded any of the assets or liabilities of Pan on the Consolidated Statements of Financial Condition.

The maximum exposure to loss represents (i) the Company’s equity interest in Pan in both the common and preferred shares, (ii) the outstanding notes receivable on loans made to Pan and (iii) the amount of undrawn preferred capital commitment. See Note 18 for a description of the Company’s commitment to purchase preferred equity of Pan.

G5

During the fourth quarter of 2010, the Company made an equity method investment in G5. This investment resulted in a gain of $1,340 and $64 for the years ended December 31, 2011 and 2010, respectively, included within Income (Loss) from Equity Method Investments on the Consolidated Statements of Operations.

Cost Basis Investments

In 2009, the Company invested $1,250 in CSIP in exchange for a 5% noncontrolling interest in the entity that was accounted for on the cost basis. During the fourth quarter of 2011, the Company and CSIP agreed to terminate the advising activities with respect to this venture and, accordingly, the Company incurred a charge for the write-off of this investment of $1,250, included within Other Expenses on the Consolidated Statement of Operations.

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

The following table presents the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$—	$106,951	$—	$106,951
Seed Capital Investments	9,150	2,540	—	11,690
Mutual Funds	8,938	—	—	8,938
Financial Instruments Owned and Pledged as Collateral at Fair Value	127,178	—	—	127,178

Total Assets Measured At Fair Value	$145,266	$109,491	$—	$254,757

	December 31, 2010
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$—	$89,931	$—	$89,931
Seed Capital Investments	15,588	749	—	16,337
Financial Instruments Owned and Pledged as Collateral at Fair Value	52,217	—	—	52,217

Total Assets Measured At Fair Value	$67,805	$90,680	$—	$158,485

(1)	Includes $46,291 and $13,438 of municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Consolidated Statement of Financial Condition as of December 31, 2011 and 2010, respectively.

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

The Company had no transfers between fair value levels during the twelve months ended December 31, 2011.

Note 11 – Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2011	2010
Furniture and Office Equipment	$7,137	$5,877
Leasehold Improvements	19,890	13,995
Computer and Computer-related Equipment	7,900	6,353

Total	34,927	26,225
Less: Accumulated Depreciation and Amortization	(13,490)	(11,302)

Furniture, Equipment and Leasehold Improvements, Net	$21,437	$14,923

Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $3,431, $2,380 and $2,304 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 12 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of Senior Notes due 2020 with a 5.20% coupon and warrants to purchase 5,455 Class A Shares at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Consolidated Statements of Financial Condition. The Senior Notes have an effective yield of 7.94%. At December 31, 2011, the fair value of the Company’s Senior Notes exceeded their aggregate carrying value by approximately $23,000. The fair value of the Company’s Senior Notes was estimated based on a present value analysis utilizing aggregate market yields for similar financial instruments.

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

As of December 31, 2011, the future payments required on the Senior Notes, including principal and interest were as follows:

2012	$6,240
2013	6,240
2014	6,240
2015	6,240
2016	6,240
Thereafter	144,960

Total	$176,160

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

The Company made no contributions for the years ended December 31, 2011, 2010 and 2009.

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

The Company made contributions to the Evercore Europe Plan for the years ended December 31, 2011, 2010 and 2009 totaling $2,094, $1,496 and $1,317, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 14 – Evercore Partners Inc. Stockholders’ Equity

Offerings – During the second quarter of 2011, the Company had an offering of 5,365 Class A Shares. A portion of the proceeds were used to purchase from certain holders, including members of the Company’s senior management, a number of outstanding LP Units. The Company used a portion of the remainder of the proceeds to fund the initial cash payments associated with the acquisition of Lexicon. See Note 4. The offering resulted in an increase to Common Stock and Additional Paid-In-Capital of $54 and $167,880, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011. The Company also had an offering of 2,954 Class A Shares during 2010, resulting in an increase to Common Stock and Additional Paid-In-Capital of $29 and $77,573, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. The Company used all of the proceeds from the 2010 offering to purchase from certain holders, including members of the Company’s senior management, a number of outstanding LP Units that was equal to the number of newly-issued Class A Shares sold by the Company in the offering. The purchase of outstanding LP Units resulted in a decrease to Additional Paid-In-Capital of $84,195 and $69,828 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011 and 2010, respectively. See Note 15 for the impact of this transaction on Noncontrolling Interest.

Additionally, the above transactions resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $47,481, $40,360 and $7,122, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011 and Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $36,959, $31,415 and $5,544, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. See Note 18 for estimated future payments related to the tax receivable agreement.

Dividends – The Company’s Board of Directors declared on January 31, 2012, a quarterly cash dividend of $0.20 per share, to the holders of Class A Shares as of February 24, 2012, which will be paid on March 9, 2012. During the year ended December 31, 2011, the Company declared and paid dividends of $0.74 per share, totaling $19,346. During the year ended December 31, 2010, the Company declared and paid dividends of $0.63 per share, totaling $12,358. See Note 17 for information related to the Company’s dividend equivalent units.

Treasury Stock – During 2011, the Company purchased 1,587 Class A Shares from employees at market values ranging from $15.76 to $36.41 per share primarily for the net settlement of share-based compensation awards. The result of these purchases was an increase in Treasury Stock of $45,105 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011. During 2011, the Company issued 28 Class A Shares from treasury stock in conjunction with the Company’s acquisition of Lexicon. The result of this issuance was a decrease in Treasury stock of $636 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011. During 2010, the Company purchased 436 Class A Shares from employees at market values ranging from $23.31 to $36.97 per share for the net settlement of share-based compensation awards and 850 Class A Shares at market values ranging from $23.72 to $30.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $35,053 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. During 2010, the Company issued 582 Class A Shares from treasury stock in conjunction with the Company’s acquisitions and investments. The result of these issuances was a decrease in Treasury stock of $13,271 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

LP Units – During 2011, 423 LP Units were gifted by employees to various charities and exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $4 and $2,545, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011. During 2010, 77 LP Units were gifted by employees to various charities and exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $1 and $554, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2010.

The above transactions, which increased the Company’s ownership in Evercore LP and resulted in a step-up in the tax basis of the assets of Evercore LP, increased both Deferred Tax Assets – Non-Current and Additional Paid-In-Capital by $7,264 and $4,668 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011 and 2010, respectively. See “Offerings” above for additional LP Unit transactions.

Accumulated Other Comprehensive Income (Loss) – As of December 31, 2011, Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Statement of Financial Condition includes accumulated Unrealized Gain (Loss) on Marketable Securities, net and Foreign Currency Translation Adjustment of ($1,690) and ($10,368), respectively.

Note 15 – Noncontrolling Interest

Noncontrolling Interest recorded in the consolidated financial statements of the Company relates to a 22% interest in Evercore LP, a 28% interest in PCB, a 49% interest in EWM, a 34% equity interest in Atalanta Sosnoff, a 35% interest in Institutional Equities, and a 14% interest in ETC, not owned by the Company at December 31, 2011. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and ETC have rights, in certain circumstances, to convert into Class A Shares.

Changes in Noncontrolling Interest for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Beginning balance	$66,542	$29,361	$15,978
Comprehensive income
Operating income	3,579	8,851	1,816
Other comprehensive income (loss)	(2,218)	(754)	4,546

Total comprehensive income	1,361	8,097	6,362
Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(12,268)	(9,834)	(5,623)
Issuance and sale of LP Units	—	—	15,000
Amortization and Vesting of LP Units	21,057	20,059	8,552
Distributions to Noncontrolling Interests	(19,087)	(19,513)	(19,741)
Fair value of noncontrolling interest in EAM	—	—	5,068
Fair value of noncontrolling interest in ETC	—	—	2,704
Fair value of noncontrolling interest in AS	—	33,139	—
Issuance of noncontrolling interest in IE	917	4,381	—
Other	(360)	852	1,061

Total other items	(9,741)	29,084	7,021

Ending balance	$58,162	$66,542	$29,361

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In February 2010, the Company issued 500 LP Units in exchange for a minority economic interest in Trilantic. At December 31, 2014, at the option of the holder, these LP Units are exchangeable on a one-for-one basis for Class A Shares or may be redeemed for cash of $16,500. This transaction resulted in Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $84 and $74 for the years ended December 31, 2011 and 2010, respectively.

In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $5,300 and $9,242 within Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition at December 31, 2011 and 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 16 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the years ended December 31, 2011, 2010 and 2009 are described and presented below.

	For the Years Ended December 31,
	2011	2010	2009
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) from continuing operations attributable to Evercore Partners Inc.	$7,918	$9,471	$(1,146)
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 15)	(84)	(74)	—

Net income (loss) from continuing operations attributable to Evercore Partners Inc. common shareholders	7,834	9,397	(1,146)
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	(966)	(517)	(424)

Net income (loss) attributable to Evercore Partners Inc. common shareholders	$6,868	$8,880	$(1,570)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units	26,019	19,655	15,545
Basic net income (loss) per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.30	$0.47	$(0.07)
Basic net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	(0.04)	(0.02)	(0.03)

Basic net income (loss) per share attributable to Evercore Partners Inc. common shareholders	$0.26	$0.45	$(0.10)

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) from continuing operations attributable to Evercore Partners Inc. common shareholders	$7,834	$9,397	$(1,146)
Noncontrolling interest related to the assumed exchange of LP Units for Class A common shares	(a )	(a )	(a )
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a )	(a )	(a )

Diluted net income (loss) from continuing operations available for Class A common shareholders	7,834	9,397	(1,146)
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	(966)	(517)	(424)

Diluted net income (loss) from discontinued operations available for Class A common shareholders	$6,868	$8,880	$(1,570)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	26,019	19,655	15,545
Assumed exchange of LP Units for Class A common shares	(a )	(a )	(a )
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	1,903	1,892	(c )
Assumed conversion of Warrants issued	1,475	1,421	(b )

Diluted weighted average shares of Class A common stock outstanding	29,397	22,968	15,545

Diluted net income (loss) per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.27	$0.41	$(0.07)
Diluted net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	(0.04)	(0.02)	(0.03)

Diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders	$0.23	$0.39	$(0.10)

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(a)	During the years ended December 31, 2011, 2010 and 2009, the LP Units (which represent the right to receive Class A Shares upon exchange) were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 10,356, 13,724 and 14,467 for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)	For the year ended December 31, 2009, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 5,455 for the year ended December 31, 2009, reduced for the impact of the Treasury Stock Method, if applicable. ASC 260, “Earnings per Share,” requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method.

(c)	During the year ended December 31, 2009, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs as calculated using the Treasury Stock Method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 1,877 for the year ended December 31, 2009. Antidilution is the result of the Company having a loss for the year ended December 31, 2009.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

Note 17 – Share-Based and Other Deferred Compensation

LP Units

At the time of the Company’s formation and IPO, collectively referred to as the reorganization (“Reorganization”), Members and certain trusts benefiting certain of their families received 13,548 vested and 9,589 unvested LP Units. The LP Units are exchangeable into Class A common stock of the Company on a one-for-one basis once vested.

During 2009, in conjunction with the Second Amended and Restated Limited Partnership Agreement of Evercore LP, the event-based vesting terms for unvested partnership units, and certain other awards, that would have been triggered if two of the three Evercore founders did not continue to be employed by or serve as a director of Evercore Partners Inc. or its affiliates or if the founders and certain associated entities ceased to beneficially own a specified percentage of their Evercore equity were deleted and replaced with more traditional time-based vesting provisions. Generally, the unvested partnership units now vest ratably on December 31, 2011,

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

2012 and 2013 so long as the equity holder remains employed with Evercore Partners Inc., Evercore LP or their affiliates on such dates. The Company is expensing the fair value of the awards, prospectively, over the service period. Expense related to the amortization of these partnership units was $22,189, $20,060 and $8,552 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the total compensation cost related to unvested LP Units not yet recognized was $40,297. The weighted-average period over which this compensation cost is expected to be recognized is 24 months.

Acquisition-related

During 2011, in connection with the Lexicon acquisition, the Company committed to issue 1,883 restricted Class A Shares, including dividend equivalent units, (“Acquisition-related Awards”) and deferred cash consideration. Compensation expense related to the Acquisition-related Awards and deferred cash consideration was $6,621 and $2,455, respectively, for the year ended December 31, 2011. See Note 4 for a further discussion.

The following table summarizes activity related to Acquisition-related Awards during the year ended December 31, 2011:

Acquisition-related Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2011	—	$—
Granted	1,911	43,537
Modified	—	—
Forfeited	—	—
Vested	—	—

Unvested Balance at December 31, 2011	1,911	$43,537

As of December 31, 2011, the total compensation cost related to unvested Acquisition-related equity Awards and deferred cash consideration not yet recognized was $47,826. The weighted-average period over which this compensation cost is expected to be recognized is 42 months.

In addition, certain Lexicon employees received deferred compensation of $1,892, which vests over two years. Compensation expense related to these awards was $413 for the year ended December 31, 2011. As of December 31, 2011, the total compensation cost related to these unvested deferred compensation awards not yet recognized was $1,365. The weighted-average period over which this compensation cost is expected to be recognized is 20 months.

2006 Stock Incentive Plan

In 2006 the Company’s stockholders and board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company’s Class A common stock. The total number of shares of Class A common stock which may be issued under the 2006 Plan is 20,000 and the Company intends to use newly-issued shares of Class A common stock to satisfy any awards under the 2006 Plan. Shares of Class A common stock underlying any award granted under the 2006 Plan that expire, terminate or are cancelled or satisfied for any reason without being settled in stock again become available for awards under the 2006 Plan. The total shares available to be granted in the future under the 2006 Plan were 7,434 and 9,549 as of December 31, 2011 and 2010, respectively.

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

IPO Event-based Awards

Pursuant to the 2006 Plan, at the time of the IPO, the Company granted to the Company’s employees 2,286 RSUs (“Event-based Awards”), which were convertible into Class A common stock on a one-for-one basis once vested. These Event-based Awards have since fully vested and, as a result, the Company recorded compensation expense equal to the value of these fully-vested awards.

During 2011, 546 Event-based Awards vested primarily in conjunction of the Company’s offering of Class A Shares resulting in an expense of $11,467. In 2011, 27 Event-based Awards were forfeited. During 2010, 2 Event-based Awards vested resulting in an expense of $38 and 50 Event-based Awards were forfeited.

The following table summarizes activity related to IPO Event-based awards during the year ended December 31, 2011:

	Event-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2011	633	$13,034
Granted	—	—
Modified	—	—
Forfeited	(27)	(567)
Vested	(594)	(12,265)

Unvested Balance at December 31, 2011	12	$202

Deferred Cash Program

During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in deferred cash, which is indexed to a notional investment portfolio. The Company awarded deferred cash compensation of $9,153 which will vest ratably over four years and require payment upon vesting. Compensation expense related to this deferred compensation program was $1,938 for the year ended December 31, 2011. As of December 31, 2011, the total compensation cost related to the deferred compensation program not yet recognized was $6,982. The weighted-average period over which this compensation cost is expected to be recognized is 38 months.

Equity Grants

2011 Equity Grants. During 2011, pursuant to the 2006 Plan, the Company granted employees 2,273 RSUs that are Service-based Awards. Service-based Awards granted during 2011 had grant date fair values of $21.93 to $36.41 per share. During 2011, 1,552 Service-based Awards vested and 76 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, excluding compensation expense related to the amortization of LP Units, was $47,299 for the year ended December 31, 2011.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

During 2011, the Company amended the terms of a Service-based Award with respect to 97 unvested and 37 vested RSUs. Due to this amendment, $2,828 was reclassified from Additional Paid-In-Capital to Other Current Liabilities on the Consolidated Statement of Financial Condition.

The following table summarizes activity related to Service-based Awards, which includes RSUs as well as LP Units, during the year ended December 31, 2011:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2011	9,437	$186,770
Granted	2,209	70,225
Modified	(97)	(527)
Forfeited	(121)	(2,778)
Vested	(3,077)	(65,639)

Unvested Balance at December 31, 2011	8,351	$188,051

As of December 31, 2011, the total compensation cost related to unvested Service-based Awards, excluding LP Units and Acquisition-related Awards, not yet recognized was $82,718. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 23 months.

2010 Equity Grants. During 2010, pursuant to the 2006 Plan, the Company granted employees 1,474 RSUs that are Service-based Awards. Service-based Awards granted during 2010 had grant date fair values of $23.31 to $35.79 per share. During 2010, 1,457 Service-based Awards vested and 32 Service-based Awards were forfeited, excluding the below agreement. Compensation expense related to Service-based Awards, excluding compensation expense related to the amortization of LP Units, was $35,347 for the year ended December 31, 2010.

In September 2010, one of the Company’s executives substantially ceased providing active service with the Company. In conjunction with this change in role, the executive has agreed to release all right, title and interest to 275 unvested RSUs, with a grant date fair value of $3,226, since his service condition with the Company, as was contemplated at the time the RSUs were granted, will not be fulfilled. As a result of the executive’s significant change in role, this transaction was accounted for as a forfeiture and previously accrued compensation expense of $352, included above, related to the unvested RSUs was reversed in the third quarter of 2010.

During 2010, the Company amended the terms of a Service-based Award with respect to 97 RSUs. Due to this amendment, $2,686 was reclassified from Additional Paid-In-Capital to Other Current Liabilities on the Consolidated Statement of Financial Condition.

2009 Equity Grants. During 2009, pursuant to the 2006 Plan, excluding RSUs granted in conjunction with the appointment of the President and Chief Executive Officer, the Company granted employees 2,663 RSUs that are Service-based Awards. Certain of these awards also contain performance criteria. Service-based awards granted in 2009 had grant date fair values of $11.73 to $33.52 per share. Compensation expense related to Service-based Awards, excluding compensation expense related to the amortization of LP Units, was $28,078 for the year ended December 31, 2009.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

During 2009, in accordance with and pursuant to the terms of the 2006 Plan, 900 RSUs were granted in conjunction with the appointment of the President and Chief Executive Officer of the Company. The vesting of these RSUs is contingent on the achievement of certain market conditions subject to continuous employment of the President and Chief Executive Officer of the Company through the fifth anniversary of his appointment (or if prior to the fifth anniversary, employment is terminated by the Company without cause or by the President and Chief Executive Officer for good reason or due to his death or disability). The RSUs are segregated into five groups of 180 RSUs each with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days. The Company utilized an outside service provider to assist it in determining the fair value of each award and is expensing each award ratably over the implied service period represented by the five year service requirement. The Company maintained full responsibility for the valuation. As the awards contain market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. During 2011, 2010 and 2009, 180 RSUs, 0 RSUs and 540 RSUs satisfied their market condition, respectively. Included above, compensation expense related to this award was $1,816, $1,816 and $1,120 for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2009, the Company issued Performance-based equity awards having a grant date fair value of $538. The delivery of such awards is conditioned on the satisfaction of certain vesting and performance requirements outlined in the award agreements. Management concluded during 2011 that the performance conditions were achieved, and accordingly expensed the full amount during 2011.

Other

The total income tax benefit related to share-based compensation arrangements recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 was $19,423, $9,392 and $5,290, respectively.

During 2011, the Company modified equity-based compensation awards for four employees, primarily relating to the vesting terms of IPO related equity grants. These modifications resulted in the Company recognizing $4,261 in incremental compensation expense. The Company also recorded Special Charges of $20,129 in 2009 related to the cancellation of 988 unvested RSUs and LP Units and a $2,741 charge in Employee Compensation and Benefits on the Company’s Consolidated Statements of Operations for the accelerated vesting of 311 RSUs. See Note 5 for a further discussion.

During the first quarter of 2012, as part of the 2011 bonus awards, the Company granted to certain employees approximately 2.4 million unvested RSUs pursuant to the 2006 Plan and $3.9 million of deferred cash awards. These awards vest over four years.

Note 18 – Commitments and Contingencies

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $16,136, $12,977 and $8,967 for the years ended December 31, 2011, 2010 and 2009, respectively.

In conjunction with the lease of office space in New York and San Francisco, the Company has entered into letters of credit in the amounts of approximately $5,000, which are secured by cash and included in Other Assets on the Company’s Consolidated Statements of Financial Condition.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

During 2011, in conjunction with agreements to lease additional office space, the Company’s annual base rental payments increased approximately $2,200.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $510, $593 and $511 for the years ended December 31, 2011, 2010 and 2009, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Consolidated Statements of Operations.

As of December 31, 2011, the approximate aggregate minimum future payments required on the operating leases are as follows:

2012	$21,158
2013	19,943
2014	18,461
2015	18,228
2016	18,705
Thereafter	105,519

Total	$202,014

Other Commitments – As of December 31, 2011, the Company has unfunded commitments for capital contributions of $5,782 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

During 2010, the Company entered into contracts which have one to three year terms and aggregate minimum annual payments and cancellation fees of approximately $500 and $820.

PCB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7,200 and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on PCB’s line of credit since August 10, 2006. The line of credit is renewable annually.

As a result of offerings of common stock, the Amounts Due Pursuant to Tax Receivable Agreements increased to $137,448. As of December 31, 2011, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $143,660. The Company expects to pay to the counterparties to the Tax Receivable Agreement $6,217 within one year or less, $21,650 in one to three years, $24,078 in three to five years and $91,715 after five years.

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

Pursuant to the agreement related to the Institutional Equities business, the Company is committed to maintain at least $50,000 of Member’s equity in EGL, as measured in accordance with U.S. GAAP.

During 2008, the Company committed to purchase preferred equity of Pan. The equity may be drawn down anytime before the fifth anniversary of the close of the transaction, subject to the Company’s Board’s approval. As of December 31, 2011, the Company had $5,409 of remaining commitment to Pan.

The Company also has commitments related to its redeemable noncontrolling interests. See Note 15 for further information.

See Note 4 for the Company’s commitments related to the earn-out consideration for acquisitions.

Contingencies

In the normal course of business, from time to time the Company and its affiliates may be involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In the past, the Company and its affiliates have been involved in civil litigation matters. In addition, Mexican, United Kingdom, Hong Kong and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Note 19 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of December 31, 2011 and 2010 was $67,893 and $62,583, respectively, which exceeded the minimum net capital requirement by $66,726 and $60,738, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

ETC, which is limited to fiduciary activities, is regulated by the OCC and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements for 2011.

Note 20 – Income Taxes

As a result of the Reorganization, the operating business entities of the Company were restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2011 and 2010, were $5,159 and $404, respectively.

The following table presents the U.S. and non-U.S. components of Income (Loss) before income tax expense:

	For the Years Ended December 31,
	2011	2010	2009
U.S.	$37,681	$30,091	$35,442
Non-U.S.	(7,039)	(4,443)	(16,909)

Income before Income Tax Expense(a)	$30,642	$25,648	$18,533

(a)	From continuing operations, net of Noncontrolling Interest.

The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 consist of:

	For the Years Ended December 31,
	2011	2010	2009
Current:
Federal	$2,367	$10,054	$7,777
Foreign	4,447	931	1,460
State and Local	4,942	2,256	4,591

Total Current	11,756	13,241	13,828
Deferred:
Federal	11,368	3,115	2,160
Foreign	(1,129)	(340)	2,999
State and Local	729	161	692

Total Deferred	10,968	2,936	5,851

Total	$22,724	$16,177	$19,679

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

A reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Reconciliation of Federal Statutory Tax Rates
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Increase (Decrease) Due to State and Local Taxes	13.1%	7.1%	22.8%
Rate Benefits as a Limited Liability Company/Flow Through	(5.7%)	(10.2%)	(15.6%)
Foreign Taxes	4.3%	0.1%	(16.6%)
Non-Deductible Expenses(1)	17.1%	12.2%	28.7%
Valuation Allowances	(0.9%)	0.7%	34.0%
Other Adjustments	(1.0%)	(0.3%)	1.0%

Effective Income Tax Rate	61.9%	44.6%	89.3%

(1)	Primarily related to non-deductible share-based compensation expense.

Undistributed earnings of a Brazilian subsidiary totaled $1,311 at December 31, 2011. Deferred taxes have not been provided on these undistributed earnings as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. In the event that such amounts were ever remitted, loaned to the Company, or if the stock in the foreign subsidiary was sold, these earnings could become subject to U.S. Federal tax and an income tax provision, if any, would be recognized at that time.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Current Deferred Tax Assets:
Step up in tax basis due to the exchange of LP Units for Class A Shares	$8,621	$5,092

Total Current Deferred Tax Asset	$8,621	$5,092

Long-term Deferred Tax Assets:
Depreciation and Amortization	$13,180	$5,793
Compensation and Benefits	23,002	28,631
Step up in tax basis due to the exchange of LP Units for Class A Shares	154,574	110,228
Other	15,859	8,056

Total Long-term Deferred Tax Assets	$206,615	$152,708

Long-term Deferred Tax Liabilities:
Goodwill and Investments	$11,715	$9,994

Total Long-term Deferred Tax Liabilities	$11,715	$9,994

Net Long-term Deferred Tax Assets Before Valuation Allowance	$194,900	$142,714
Valuation Allowance	(8,211)	(8,553)

Net Long-term Deferred Tax Assets	$186,689	$134,161

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The increase in net deferred tax assets, before valuation allowance, from December 31, 2010 to December 31, 2011 was primarily attributable to an increase in the tax basis of the tangible and intangible assets of Evercore LP, which resulted from the 2011 offering of Class A Shares and Members gifting LP Units to various charities. During 2011, the Company had an offering of 5,365 shares of Class A Shares. This transaction resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $47,481, $40,360 and $7,122, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011. See Note 14 for further discussion.

Additionally, the increase in net deferred tax assets, before valuation allowance, from December 31, 2010 to December 31, 2011 was also attributable to a $7,387 increase related to the depreciation of fixed assets and amortization of intangible assets and start-up costs associated with the ETC, Braveheart, Protego and Lexicon acquisitions.

The Company recorded an increase in deferred tax assets of $3,046 and $419 associated with changes in Accumulated Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, respectively.

In 2011 and 2010, the Company concluded that the recoverability of its deferred tax assets in certain of its foreign subsidiaries was not more-likely-than-not to be recoverable, as required by ASC 740. As a result of the assessment, the Company concluded that the net deferred tax assets of these foreign subsidiaries required a full valuation allowance. With respect to net operating loss carry-forwards associated with the foreign subsidiaries, a valuation allowance of $8,211 has been established to fully offset the associated deferred tax assets, consisting of ($342) and $197 reported in the 2011 and 2010 periods, respectively. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The Company’s net operating loss and tax credit carryforwards primarily relate to carryforwards of $4,168 and $27,109 in the UK and Mexico at December 31, 2011 and 2010, respectively, which may be carried forward indefinitely in the UK and until 2017 in Mexico, subject to various limitations.

A reconciliation of the changes in tax positions for the years ended December 31, 2011, 2010 and 2009 is as follows:

	December 31,
	2011	2010	2009
Beginning unrecognized tax benefit	$2,012	$2,728	$1,717
Additions for tax positions of prior years	98	—	1,011
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	(1,001)	(716)	—

Ending unrecognized tax benefit	$1,109	$2,012	$2,728

Included in the balance of unrecognized tax benefits at December 31, 2011 and 2010, are $1,085 and $1,981, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company accrued interest of $136 during 2011 related to the unrecognized tax benefits noted above and, as of December 31, 2011, the Company had recognized a liability for penalties and interest of $255 and $387, respectively. The Company accrued interest and penalties of $199 and $0, respectively, during 2010 related to the unrecognized tax benefits noted above and, as of December 31, 2010, the Company had recognized a liability for penalties and interest of $561 and $717, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2011 will decrease within 12 months by an amount up to $1,011 as a result of the lapse of the statute of limitations in various taxing jurisdictions. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the next year.

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company’s tax years for 2008 to present are subject to examination by the taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2008.

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

As of December 31, 2011, the Company has securities purchased under agreements to resell of $2,146 for which the Company has received collateral with a fair value of $2,143. Additionally, the Company has securities sold under agreements to repurchase of $129,577 at December 31, 2011, for which the Company has pledged collateral with a fair value of $129,809. To reduce the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell, the Company has established risk management procedures to monitor the exposure. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for bad debts to provide coverage for probable losses from customer receivables and derives the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. At December 31, 2011 and 2010 total receivables amounted to $52,060 and $49,625, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $1,558, $1,008 and $444 in the years ended December 31, 2011, 2010 and 2009, respectively.

With respect to the Company’s Marketable Securities portfolio, which is comprised of highly-rated corporate and municipal bonds, mutual funds and Seed Capital Investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of December 31, 2011, the

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Company had Marketable Securities of $81,288, of which 75% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 25% were Seed Capital Investments and mutual funds.

Note 22 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions. During 2010, the Investment Banking segment (formerly called the Advisory segment) expanded to include services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. During 2011, the Investment Banking segment expanded to include the acquisition of Lexicon. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors.

The Company’s segment information for the years ended December 31, 2011, 2010 and 2009 is prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include: a) amortization costs associated with the modification of unvested LP Units and certain other awards, b) charges associated with the vesting of Event-based Awards, c) the amortization of intangible assets associated with certain acquisitions, d) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees and e) a charge related to the exiting of a lease commitment for office space, an introducing fee as well as other professional fees incurred by Lexicon.

The Company evaluates segment results based on net revenue and pre-tax income, both including and excluding the impact of the Other Expenses.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The following information provides a reasonable representation of each segment’s contribution.

	For the Years Ended December 31,
	2011	2010	2009
Investment Banking
Net Revenues(1)	$428,124	$301,847	$292,634
Operating Expenses	337,886	240,312	204,399
Other Expenses(2)	55,591	19,408	17,728

Operating Income	34,647	42,127	70,507
Income from Equity Method Investments	1,101	16	—

Pre-Tax Income	$35,748	$42,143	$70,507

Identifiable Segment Assets	$530,008	$370,329	$377,303

Investment Management
Net Revenues(1)	$96,140	$74,058	$19,783
Operating Expenses	89,269	75,704	52,233
Other Expenses(2)	5,706	3,621	14,609

Operating Income (Loss)	1,165	(5,267)	(47,059)
Income (Loss) from Equity Method Investments	(182)	(573)	(1,406)

Pre-Tax Income (Loss)	$983	$(5,840)	$(48,465)

Identifiable Segment Assets	$513,584	$527,756	$513,857

Total
Net Revenues(1)	$524,264	$375,905	$312,417
Operating Expenses	427,155	316,016	256,632
Other Expenses(2)	61,297	23,029	32,337

Operating Income	35,812	36,860	23,448
Income (Loss) from Equity Method Investments	919	(557)	(1,406)

Pre-Tax Income	$36,731	$36,303	$22,042

Identifiable Segment Assets	$1,043,592	$898,085	$891,160

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2011	2010	2009
Investment Banking(A)	$(2,473)	$(84)	$(677)
Investment Management(B)	(3,021)	(552)	(1,381)

Total Other Revenue, net	$(5,494)	$(636)	$(2,058)

(A)	Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $4,238, $4,169, and $2,742 for the years ended December 31, 2011, 2010 and 2009, respectively.

(B)	Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $3,579, $3,525 and $4,853 for the years ended December 31, 2011, 2010 and 2009, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Years Ended December 31,
	2011	2010	2009
Investment Banking
Amortization of LP Units and Certain Other Awards	$21,328	$17,532	$7,910
Vesting of Event-based Awards	8,906	—	—
Acquisition Related Compensation Charges	14,618	—	—
Special Charges	3,894	—	7,942
Intangible Asset Amortization	6,845	1,876	1,876

Total Investment Banking	55,591	19,408	17,728

Investment Management
Amortization of LP Units and Certain Other Awards	2,892	3,289	1,490
Vesting of Event-based Awards	2,483	—	—
Special Charges	—	—	12,187
Acquisition and Transition Costs	—	—	712
Intangible Asset Amortization	331	332	220

Total Investment Management	5,706	3,621	14,609

Total Other Expenses	$61,297	$23,029	$32,337

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Years Ended December 31,
	2011	2010	2009
Net Revenues:(1)
United States	$387,063	$290,693	$256,104
Europe and Other	112,049	60,605	36,078
Latin America	30,646	25,243	22,293

Total	$529,758	$376,541	$314,475

(1)	Excludes Other Revenue and Interest Expense.

Substantially all of the Company’s long-lived assets reside in the United States.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 23 – Evercore Partners Inc. (Parent Company Only) Financial Statements

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
ASSETS
Equity Investment in Subsidiary	$452,027	$362,888
Deferred Tax Asset	188,256	134,893
Other Assets	14,310	4,516

TOTAL ASSETS	$654,593	$502,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to Related Party	$6,217	$3,983
Amounts Due Pursuant to Tax Receivable Agreement	137,448	97,427
Long-term Debt—Notes Payable	99,664	98,082
Other Liabilities	3,600	2,106

TOTAL LIABILITIES	246,929	201,598
Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 31,014,265 and 21,497,691 issued at December 31, 2011 and 2010, respectively, and 27,941,307 and 19,983,646 outstanding at December 31, 2011 and 2010, respectively)	310	215
Class B, par value $0.01 per share (1,000,000 shares authorized, 47 and 48 issued and outstanding at December 31, 2011 and 2010, respectively)	—	—
Additional Paid-In-Capital	575,122	400,719
Accumulated Other Comprehensive Income (Loss)	(12,058)	(4,193)
Retained Earnings (Deficit)	(76,703)	(61,504)
Treasury Stock at Cost (3,072,958 and 1,514,045 shares at December 31, 2011 and 2010, respectively)	(79,007)	(34,538)

TOTAL STOCKHOLDERS' EQUITY	407,664	300,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$654,593	$502,297

See notes A to F to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
REVENUES
Interest Income	$7,817	$7,693	$7,594

TOTAL REVENUES	7,817	7,693	7,594
Interest Expense	7,817	7,693	7,594

NET REVENUES	—	—	—

EXPENSES
TOTAL EXPENSES	—	—	—

OPERATING INCOME	—	—	—

Equity in Income of Subsidiary	21,083	20,618	9,212
Provision for Income Taxes	14,131	11,664	10,782

NET INCOME (LOSS)	$6,952	$8,954	$(1,570)

See notes A to F to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$6,952	$8,954	$(1,570)
Undistributed Income of Subsidiary	(21,083)	(20,618)	(9,729)
Accretion on Long-term Debt	1,582	1,464	1,355
(Increase) Decrease in Operating Assets:
Other Assets	12,105	(1,324)	2,138
Increase (Decrease) in Operating Liabilities:
Payable to Uncombined Affiliates	957	—	—
Taxes Payable	—	—	—
Other Long-term Liabilities	(574)	—	—

Net Cash Used in Operating Activities	(61)	(11,524)	(7,806)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash acquired	(30,397)	—	—
Investment in Subsidiary	(22,994)	23,760	13,263

Net Cash Provided by (Used in) Investing Activities	(53,391)	23,760	13,263
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Follow-On Offerings	—	—	4,683
Proceeds from Equity Offering	168,140	77,185	70,761
Purchase of Evercore LP Units	(95,342)	(76,763)	(70,761)
Foreign Currency Translation	—	(300)	(446)
Dividends	(19,346)	(12,358)	(8,217)
ASC 740 Adjustment	—	—	(1,477)

Net Cash (Used in) Provided by Financing Activities	53,452	(12,236)	(5,457)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of Year	—	—	—

CASH AND CASH EQUIVALENTS—End of Year	$—	$—	$—

See notes A to F to parent company only financial statements.

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

Note C – Stockholders’ Equity

The Company is authorized to issue 1,000,000 Class A Shares, par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2011, the Company has issued 31,014 Class A Shares. The Company cancelled one share of Class B common stock in exchange for $1.00, which was held by a limited partner of Evercore LP during the twelve months ended December 31, 2011. During 2011, the Company purchased 1,587 Class A Shares from employees at market values ranging from $15.76 to $36.41 per share primarily for the net settlement of share-based compensation awards. The result of these purchases was an increase in Treasury Stock of $45,105 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011. During 2011, the Company issued 28 Class A Shares from treasury stock in conjunction with the Company’s acquisition of Lexicon. The result of this issuance was a decrease in Treasury stock of $636 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011. During 2011, the Company had an offering of 5,365 Class A Shares. See Note 14 to the consolidated financial statements for a further discussion. During the year ended December 31, 2011, the Company declared and paid dividends of $0.74 per share, totaling $19,346, which were wholly funded by the Company’s sole subsidiary, Evercore LP.

As discussed in Note 17 to the consolidated financial statements, both the LP Units and RSUs are exchangeable into Class A Shares on a one-for-one basis once vested.

Note D – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from the Company Senior Notes and Warrants expiring 2020. See Note 12 to the consolidated financial statements.

Note E – Commitments and Contingencies

As of December 31, 2011, as discussed in Note 12 to the consolidated financial statements, the Company estimates the contractual obligations related to the Senior Notes to be $176,160. Pursuant to the Senior Notes, we

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

expect to make payments to the notes’ holder of $6,240 within one year or less, $12,480 in one to three years, $12,480 in three to five years and $144,960 after five years.

As of December 31, 2011, as discussed in Note 18 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $143,660. The Company expects to pay to the counterparties to the Tax Receivable Agreement $6,217 within one year or less, $21,650 in one to three years, $24,078 in three to five years and $91,715 after five years.

Note F—Business Changes and Developments

On August 19, 2011, the Company completed its acquisition of all of the outstanding partnership interests of Lexicon. See Note 4 to the consolidated financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

SUPPLEMENTAL FINANCIAL INFORMATION

(dollars in thousands, except per share data)

Consolidated Quarterly Results of Operations (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2011 and 2010. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. The amounts below reflect the reclassification of the historical results of EAM to Discontinued Operations.

	For the Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net Revenues	$112,781	$163,181	$141,204	$107,098
Total Expenses	113,790	149,739	129,589	95,334

Income (Loss) Before Income from Equity Method Investments and Income Taxes	(1,009)	13,442	11,615	11,764
Income from Equity Method Investments	255	195	69	400

Income (Loss) Before Income Taxes	(754)	13,637	11,684	12,164
Provision for Income Taxes	1,080	11,144	6,064	4,436

Net Income (Loss) from Continuing Operations	(1,834)	2,493	5,620	7,728
Net Income (Loss) from Discontinued Operations	(653)	(198)	(85)	(30)

Net Income (Loss)	(2,487)	2,295	5,535	7,698
Net Income (Loss) Attributable to Noncontrolling Interest	(1,831)	536	3,274	4,110

Net Income (Loss) Attributable to Evercore Partners Inc.	$(656)	$1,759	$2,261	$3,588

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$—	$0.06	$0.09	$0.16
From Discontinued Operations	(0.02)	—	—	—

Net Income (Loss) Attributable to Evercore Partners Inc.	$(0.02)	$0.06	$0.09	$0.16

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$—	$0.06	$0.08	$0.14
From Discontinued Operations	(0.02)	—	—	—

Net Income (Loss) Attributable to Evercore Partners Inc.	$(0.02)	$0.06	$0.08	$0.14

Dividends Declared Per Share of Class A Common Stock	$0.20	$0.18	$0.18	$0.18

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net Revenues	$101,452	$123,025	$64,319	$87,109
Total Expenses	91,794	104,585	66,947	75,719

Income (Loss) Before Income (Loss) from Equity Method Investments and Income Taxes	9,658	18,440	(2,628)	11,390
Income (Loss) from Equity Method Investments	(116)	(131)	(130)	(180)

Income (Loss) Before Income Taxes	9,542	18,309	(2,758)	11,210
Provision (Benefit) for Income Taxes	4,413	8,476	(1,551)	4,839

Net Income (Loss) from Continuing Operations	5,129	9,833	(1,207)	6,371
Net Income (Loss) from Discontinued Operations	(232)	(280)	(6)	1

Net Income (Loss)	4,897	9,553	(1,213)	6,372
Net Income (Loss) Attributable to Noncontrolling Interest	1,610	6,023	(1,330)	4,352

Net Income Attributable to Evercore Partners Inc.	$3,287	$3,530	$117	$2,020

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.16	$0.19	$0.01	$0.11
From Discontinued Operations	(0.01)	(0.01)	—	—

Net Income Attributable to Evercore Partners Inc.	$0.15	$0.18	$0.01	$0.11

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.14	$0.18	$—	$0.09
From Discontinued Operations	(0.01)	(0.01)	—	—

Net Income (Loss) Attributable to Evercore Partners Inc.	$0.13	$0.17	$—	$0.09

Dividends Declared Per Share of Class A Common Stock	$0.18	$0.15	$0.15	$0.15

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2011.

The Company’s independent registered public accounting firm has issued its written attestation report on the Company’s internal control over financial reporting, as included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the internal control over financial reporting of Evercore Partners Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 29, 2012

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2011, we completed our control review and assessment of the integration of Lexicon into the Evercore control environment pursuant to the Sarbanes-Oxley Act of 2002. We have not made any changes during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Information regarding our compensation committee under “Committees of the Board – Compensation Committee” and compensation committee interlocks under the caption “Corporate Governance – Committees of the Board – Compensation Committee” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2011

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	5,969,083	—	7,433,870
Equity compensation plans not approved by shareholders	—	—	—

Total	5,969,083	—	7,433,870

(1)	To date, we have issued RSUs which by their nature have no exercise price.

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

Exhibit Index

Exhibit Number	Description
2.1	Deed, dated as of June 7, 2011, by and between Evercore Partners Inc. and the Sellers named therein, regarding the sale and purchase of The Lexicon Partnership LLP(22)

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(13)

4.1	Equity Holders Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

4.2	Indenture between Evercore Partners Inc. and The Bank of New York Mellon, as trustee, dated as of August 28, 2008(11)

4.3	Warrant, dated as of August 28, 2008(11)

10.1	Second Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of July 27, 2009(14)

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.1.2	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement dated as of February 11, 2010(18)

10.2	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.3	Registration Rights Agreement, dated as of August 10, 2006(2)

10.6	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.8	*Employment Agreement between the Registrant and Pedro Aspe(2)

10.9	*Employment Agreement between the Registrant and Robert B. Walsh(6)

Exhibit Number	Description
10.10	*Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.11	*Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.12	*Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.13	*Employment Agreement between the Registrant and Adam B. Frankel(1)

10.14	Form of Indemnification Agreement between the Registrant and each of its director nominees(1)

10.15	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.22	*Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006(9)

10.23	*2007 Form Restricted Stock Unit Award Agreement(9)

10.24	*2008 Form Restricted Stock Unit Award Agreement(15)

10.25	Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners II, L.P.(15)

10.26	*Amendment to Employment Agreement dated November 7, 2008 with Dr. Pedro Carlos Aspe Armella(12)

10.27	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(8)

10.28	*Amendment to Employment Agreement dated February 12, 2008 with Austin M. Beutner(8)

10.29	* Amendment to Restricted Stock Unit Award Agreement with Adam B. Frankel(15)

10.31	Purchase Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

10.32	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman and Pedro Aspe(16)

10.33	Subscription Agreement between the Registrant and Ralph L. Schlosstein(17)

10.33.1	*Employment Agreement between the Registrant and Ralph L. Schlosstein(17)

10.34	Contribution and Exchange Agreement, dated February 11, 2010(18)

10.35	Purchase and Sale Agreement, dated as of March 4, 2010, by and among Evercore Partners Inc., Atalanta Sosnoff Capital LLC (“Atalanta Sosnoff”), Representative, LLC, in its capacity as the representative, the sellers and Martin T. Sosnoff(19)

10.36	Registration Rights Agreement, dated May 28, 2010 (20)

10.37	*2011 Form Cash Unit Award Agreement(21)

10.38	Amended and Restated Limited Liability Partnership Deed In Relation to Evercore Partners International LLP and Lexicon Partnership LLP, dated August 19, 2011(23)

10.39	Purchase and Sale Agreement, dated as of November 11, 2011, by and among Evercore, the Company, the Representative, in its capacity as the representative and the Sellers, regarding the purchase of a non-controlling interest in ABS Investment Management, LLC(24)

10.40	*2012 Form Restricted Stock Unit Award Agreement for U.S. Employees (filed herewith)

Exhibit Number	Description
10.41	*2012 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP (filed herewith)

10.42	*2012 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP (filed herewith)

10.43	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors (filed herewith)

10.44	*2012 Form Cash Unit Award Agreement (filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 16 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes In Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements (furnished herewith)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2007.

(6)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(7)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 6, 2007.

(8)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(10)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 21, 2008.

(11)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2008.

(13)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 6, 2009.

(14)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 27, 2009.

(15)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 13, 2009.

(16)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.

(17)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

(18)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.

(19)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.

(20)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

(21)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 9, 2011.

(22)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 9, 2011.

(23)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 25, 2011.

(24)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 14, 2011.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCORE PARTNERS INC.

By:	/s/ ROBERT B. WALSH
Robert B. Walsh Chief Financial Officer

February 29, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 29th day of February, 2012.

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