Form 10-K/A
period 2011-12-31
Evercore Partners Inc.
filed 2012-03-30
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Evercore Partners Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on February 29, 2012, is to furnish the interactive data files with detailed eXtensible Business Reporting Language (XBRL) tagging as required by Rule 405 of Regulation S-T. The XBRL files included in this Amendment No. 1 supersede such files included in the Original Form 10-K.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) Consolidated Statements of Financial Condition at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, December 31, 2010 and December 31,2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; and (v) Notes to Consolidated Financial Statements.

No other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and are otherwise is not subject to liability under these sections.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of Form 10-K as filed with the Securities and Exchange Commission on February 29, 2012.

2.	Financial Data Schedules

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of Form 10-K as filed with the Securities and Exchange Commission on February 29, 2012.

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

Exhibit Index

Exhibit Number	Description

2.1	Deed, dated as of June 7, 2011, by and between Evercore Partners Inc. and the Sellers named therein, regarding the sale and purchase of The Lexicon Partnership LLP (22)

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(13)

4.1	Equity Holders Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

4.2	Indenture between Evercore Partners Inc. and The Bank of New York Mellon, as trustee, dated as of August 28, 2008(11)

4.3	Warrant, dated as of August 28, 2008(11)

10.1	Second Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of July 27, 2009(14)

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.1.2	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement dated as of February 11, 2010 (18)

10.2	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.3	Registration Rights Agreement, dated as of August 10, 2006(2)

Exhibit Number	Description

10.6	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.8	*Employment Agreement between the Registrant and Pedro Aspe(2)

10.9	*Employment Agreement between the Registrant and Robert B. Walsh(6)

10.10	*Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.11	*Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.12	*Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.13	*Employment Agreement between the Registrant and Adam B. Frankel(1)

10.14	Form of Indemnification Agreement between the Registrant and each of its director nominees(1)

10.15	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.22	*Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006 (9)

10.23	*2007 Form Restricted Stock Unit Award Agreement (9)

10.24	*2008 Form Restricted Stock Unit Award Agreement (15)

10.25	Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners II, L.P. (15)

10.26	*Amendment to Employment Agreement dated November 7, 2008 with Dr. Pedro Carlos Aspe Armella(12)

10.27	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(8)

10.28	*Amendment to Employment Agreement dated February 12, 2008 with Austin M. Beutner(8)

10.29	* Amendment to Restricted Stock Unit Award Agreement with Adam B. Frankel (15)

10.31	Purchase Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

10.32	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman and Pedro Aspe(16)

10.33	Subscription Agreement between the Registrant and Ralph L. Schlosstein (17)

10.33.1	*Employment Agreement between the Registrant and Ralph L. Schlosstein (17)

10.34	Contribution and Exchange Agreement, dated February 11, 2010 (18)

10.35	Purchase and Sale Agreement, dated as of March 4, 2010, by and among Evercore Partners Inc., Atalanta Sosnoff Capital LLC (“Atalanta Sosnoff”), Representative, LLC, in its capacity as the representative, the sellers and Martin T. Sosnoff (19)

10.36	Registration Rights Agreement, dated May 28, 2010 (20)

10.37	*2011 Form Cash Unit Award Agreement (21)

10.38	Amended and Restated Limited Liability Partnership Deed In Relation to Evercore Partners International LLP and Lexicon Partnership LLP, dated August 19, 2011 (23)

10.39	Purchase and Sale Agreement, dated as of November 11, 2011, by and among Evercore, the Company, the Representative, in its capacity as the representative and the Sellers, regarding the purchase of a non-controlling interest in ABS Investment Management, LLC (24)

Exhibit Number	Description

10.40	*2012 Form Restricted Stock Unit Award Agreement for U.S. Employees (25)

10.41	*2012 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP (25)

10.42	*2012 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP (25)

10.43	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors (25)

10.44	*2012 Form Cash Unit Award Agreement (25)

11	Not included as a separate exhibit - earnings per share can be determined from Note 16 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant**

23.1	Consent of Deloitte & Touche LLP**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)**

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes In Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements (furnished herewith)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2007.

(6)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(7)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 6, 2007.

(8)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(10)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 21, 2008.

(11)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2008.

(13)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 6, 2009.

(14)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 27, 2009.

(15)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 13, 2009.

(16)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.

(17)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

(18)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.

(19)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.

(20)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

(21)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 9, 2011.

(22)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 9, 2011.

(23)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 25, 2011.

(24)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 14, 2011.

(25)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.

*	Management contract or compensatory plan.

**	These exhibits were previously included or incorporated by reference in Evercore Partners Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCORE PARTNERS INC.

By:	/s/ ROBERT B. WALSH
Robert B. Walsh Chief Financial Officer

March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 30th day of March, 2012.

Signature	Title

/S/ RALPH SCHLOSSTEIN Ralph Schlosstein	Chief Executive Officer (Principal Executive Officer) and Director

/S/ ROBERT B. WALSH Robert B. Walsh	Chief Financial Officer (Principal Financial Officer)