Form 10-Q
period 2012-03-31
Evercore Partners Inc.
filed 2012-05-09
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 30, 2012 was 29,073,480. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 30, 2012 was 47 (excluding 53 shares of Class B common stock held by a subsidiary of the registrant).

In this report, references to “Evercore”, the “Company”, “we”, “us”, “our” refer to Evercore Partners Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, references to (1) “Evercore Partners Inc.” refer solely to Evercore Partners Inc., and not to any of its consolidated subsidiaries and (2) “Evercore LP” refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries. References to the “IPO” refer to our initial public offering on August 10, 2006 of 4,542,500 shares of our Class A common stock, including shares issued to the underwriters of the IPO pursuant to their election to exercise in full their overallotment option.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and Cash Equivalents	$101,202	$182,905
Marketable Securities	47,221	81,288
Financial Instruments Owned and Pledged as Collateral at Fair Value	121,479	127,178
Securities Purchased Under Agreements to Resell	2,257	2,146
Accounts Receivable (net of allowances of $2,035 and $1,964 at March 31, 2012 and December 31, 2011, respectively)	56,332	52,060
Receivable from Employees and Related Parties	7,196	7,793
Deferred Tax Assets - Current	8,802	8,621
Other Current Assets	32,297	23,869

Total Current Assets	376,786	485,860
Investments	111,839	108,930
Deferred Tax Assets - Non-Current	185,805	186,689
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $15,504 and $13,490 at March 31, 2012 and December 31, 2011, respectively)	27,223	21,437
Goodwill	181,753	177,849
Intangible Assets (net of accumulated amortization of $29,825 and $25,701 at March 31, 2012 and December 31, 2011, respectively)	36,976	40,909
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	11,535	11,718

Total Assets	$942,117	$1,043,592

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$20,734	$125,869
Accounts Payable and Accrued Expenses	18,521	17,849
Securities Sold Under Agreements to Repurchase	123,974	129,577
Payable to Employees and Related Parties	11,795	12,647
Taxes Payable	4,675	5,159
Other Current Liabilities	9,352	11,796

Total Current Liabilities	189,051	302,897
Notes Payable	100,078	99,664
Amounts Due Pursuant to Tax Receivable Agreements	141,380	137,448
Other Long-term Liabilities	17,806	15,490

Total Liabilities	448,315	555,499

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interest	21,865	22,267

Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 32,602,241 and 31,014,265 issued at March 31, 2012 and December 31, 2011, respectively, and 29,045,837 and 27,941,307 outstanding at March 31, 2012 and December 31, 2011, respectively)	326	310
Class B, par value $0.01 per share (1,000,000 shares authorized, 47 issued and outstanding at March 31, 2012 and December 31, 2011)	—	—
Additional Paid-In-Capital	600,051	575,122
Accumulated Other Comprehensive Income (Loss)	(8,307)	(12,058)
Retained Earnings (Deficit)	(87,152)	(76,703)
Treasury Stock at Cost (3,556,404 and 3,072,958 shares at March 31, 2012 and December 31, 2011, respectively)	(92,838)	(79,007)

Total Evercore Partners Inc. Stockholders’ Equity	412,080	407,664
Noncontrolling Interest	59,857	58,162

Total Equity	471,937	465,826

Total Liabilities and Equity	$942,117	$1,043,592

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
Revenues
Investment Banking Revenue	$84,495	$83,052
Investment Management Revenue	19,764	25,444
Other Revenue, Including Interest	2,296	3,696

Total Revenues	106,555	112,192
Interest Expense	3,757	5,094

Net Revenues	102,798	107,098

Expenses
Employee Compensation and Benefits	80,727	69,097
Occupancy and Equipment Rental	8,245	5,118
Professional Fees	7,056	7,981
Travel and Related Expenses	6,733	4,513
Communications and Information Services	2,788	2,044
Depreciation and Amortization	5,362	2,957
Acquisition and Transition Costs	73	533
Other Operating Expenses	3,957	3,091

Total Expenses	114,941	95,334

Income (Loss) Before Income from Equity Method Investments and Income Taxes	(12,143)	11,764
Income from Equity Method Investments	2,385	400

Income (Loss) Before Income Taxes	(9,758)	12,164
Provision (Benefit) for Income Taxes	(4,638)	4,436

Net Income (Loss) from Continuing Operations	(5,120)	7,728

Discontinued Operations
Income (Loss) from Discontinued Operations	—	(589)
Provision (Benefit) for Income Taxes	—	(178)
Net Income (Loss) Attributable to Noncontrolling Interest	—	(381)

Net Income (Loss) from Discontinued Operations	—	(30)

Net Income (Loss)	(5,120)	7,698
Net Income (Loss) Attributable to Noncontrolling Interest	(1,752)	4,110

Net Income (Loss) Attributable to Evercore Partners Inc.	$(3,368)	$3,588

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$(3,389)	$3,597
From Discontinued Operations	—	(30)

Net Income (Loss) Attributable to Evercore Partners Inc.	$(3,389)	$3,567

Weighted Average Shares of Class A Common Stock Outstanding
Basic	29,101	22,677
Diluted	29,101	26,398

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$(0.12)	$0.16
From Discontinued Operations	—	—

Net Income (Loss) Attributable to Evercore Partners Inc.	$(0.12)	$0.16

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$(0.12)	$0.14
From Discontinued Operations	—	—

Net Income (Loss) Attributable to Evercore Partners Inc.	$(0.12)	$0.14

Dividends Declared per Share of Class A Common Stock	$0.20	$0.18

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011

Net Income (Loss)	$(5,120)	$7,317

Other Comprehensive Income, net of tax:
Unrealized Gain on Marketable Securities, net	1,039	108
Foreign Currency Translation Adjustment	4,322	1,631

Other Comprehensive Income	5,361	1,739

Comprehensive Income	241	9,056
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(142)	4,501

Comprehensive Income Attributable to Evercore Partners Inc.	$383	$4,555

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2012
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling	Total Equity
	Shares	Dollars	Capital			Shares	Dollars	Interest
Balance at December 31, 2011	31,014,265	$310	$575,122	$(12,058)	$(76,703)	(3,072,958)	$(79,007)	$58,162	$465,826
Net Income (Loss)	—	—	—	—	(3,368)	—	—	(1,752)	(5,120)
Other Comprehensive Income	—	—	—	3,751	—	—	—	1,610	5,361
Treasury Stock Purchases	—	—	—	—	—	(522,508)	(14,927)	—	(14,927)
Evercore LP Units Purchased or Converted into Class A Common Stock	312,477	3	1,869	—	—	—	—	(1,175)	697
Stock-based Compensation Awards	1,275,499	13	21,458	—	—	—	—	5,485	26,956
Shares Issued as Consideration for Acquisitions and Investments	—	—	—	—	—	39,062	1,096	—	1,096
Dividends and Equivalents	—	—	1,200	—	(7,081)	—	—	—	(5,881)
Noncontrolling Interest (Note 12)	—	—	402	—	—	—	—	(2,473)	(2,071)

Balance at March 31, 2012	32,602,241	$326	$600,051	$(8,307)	$(87,152)	(3,556,404)	$(92,838)	$59,857	$471,937

	For the Three Months Ended March 31, 2011
	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling	Total Equity
	Shares	Dollars	Capital			Shares	Dollars	Interest
Balance at December 31, 2010	21,497,691	$215	$400,719	$(4,193)	$(61,504)	(1,514,045)	$(34,538)	$66,542	$367,241
Net Income	—	—	—	—	3,588	—	—	3,729	7,317
Other Comprehensive Income	—	—	—	967	—	—	—	772	1,739
Treasury Stock Purchases	—	—	—	—	—	(397,959)	(13,581)	—	(13,581)
Evercore LP Units Purchased or Converted into Class A Common Stock	298,592	3	1,693	—	—	—	—	(831)	865
Stock-based Compensation Awards	1,035,018	10	12,216	—	—	—	—	5,057	17,283
Dividends and Equivalents	—	—	538	—	(4,653)	—	—	—	(4,115)
Noncontrolling Interest (Note 12)	—	—	(21)	—	—	—	—	(5,323)	(5,344)

Balance at March 31, 2011	22,831,301	$228	$415,145	$(3,226)	$(62,569)	(1,912,004)	$(48,119)	$69,946	$371,405

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net Income (Loss)	$(5,120)	$7,317
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized and Unrealized (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(2,462)	(1,766)
Equity-Based and Other Deferred Compensation	29,667	18,781
Depreciation, Amortization and Accretion	5,776	3,374
Bad Debt Expense	453	—
Deferred Taxes	2,911	3,112
Decrease (Increase) in Operating Assets:
Marketable Securities	256	162
Financial Instruments Owned and Pledged as Collateral at Fair Value	16,667	(7,487)
Securities Purchased Under Agreements to Resell	77	(30,293)
Accounts Receivable	(3,764)	(11,014)
Receivable from Employees and Related Parties	596	(2,073)
Other Assets	(6,704)	1,620
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(107,845)	(56,805)
Accounts Payable and Accrued Expenses	695	2,814
Securities Sold Under Agreements to Repurchase	(16,781)	37,853
Payables to Employees and Related Parties	(852)	(133)
Taxes Payable	(1,644)	(2,752)
Other Liabilities	(1,367)	(541)

Net Cash Provided by (Used in) Operating Activities	(89,441)	(37,831)

Cash Flows From Investing Activities
Investments Purchased	(148)	(64)
Distributions of Private Equity Investments	906	820
Marketable Securities:
Proceeds from Sales and Maturities	41,064	43,066
Purchases	(5,974)	(21,256)
Cash Paid for Acquisitions, net of cash acquired	—	(50)
Purchase of Furniture, Equipment and Leasehold Improvements	(6,945)	(624)

Net Cash Provided by (Used in) Investing Activities	28,903	21,892

Cash Flows From Financing Activities
Payments for Settlement of Debt and Capital Lease Obligations	—	(18)
Issuance of Noncontrolling Interests	300	354
Distributions to Noncontrolling Interests—Evercore LP Limited Partners	(2,842)	(5,677)
Cash Paid for Deferred and Contingent Consideration	—	(1,884)
Purchase of Evercore LP Units and Treasury Stock	(15,068)	(13,581)
Dividends—Class A Stockholders	(5,881)	(4,115)
Other	1,027	2,805

Net Cash Provided by (Used in) Financing Activities	(22,464)	(22,116)

Effect of Exchange Rate Changes on Cash	1,299	293

Net Increase (Decrease) in Cash and Cash Equivalents	(81,703)	(37,762)
Cash and Cash Equivalents-Beginning of Period	182,905	141,337

Cash and Cash Equivalents-End of Period	$101,202	$103,575

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$4,928	$6,298

Payments for Income Taxes	$817	$746

Furniture, Equipment and Leasehold Improvements Accrued	$790	$—

Decrease in Fair Value of Redeemable Noncontrolling Interest	$423	$—

Dividend Equivalents Issued	$1,200	$538

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

Note 2 – Significant Accounting Policies

For a complete discussion of the Company’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 3 – Recent Accounting Pronouncements

ASU 2011-03 – In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). ASU 2011-03 provides amendments to ASC No. 860 “Transfers and Servicing”, which remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this update are effective prospectively for transactions or modifications of existing transactions that occur on or after the beginning of the first interim or annual reporting period beginning on or after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-03 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

ASU 2011-04 – In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 provides amendments to ASC No. 820 “Fair Value Measurement”, which results in a consistent definition of fair value and common requirements for measurement of and disclosure of fair value between U.S. GAAP and IFRS. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto. See Note 9 for further information.

ASU 2011-05 – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred (See-”ASU 2011-12” below). The adoption of ASU 2011-05 resulted in the inclusion of the Condensed Consolidated Statements of Comprehensive Income.

ASU 2011-08 – In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides amendments to ASC No. 350 “Intangibles – Goodwill and Other”, which are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

ASU 2011-12 – In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 provides amendments to ASU No. 2011-05, “Presentation of Comprehensive Income,” which provides amendments to ASC No. 220 “Comprehensive Income.” The amendments in ASU 2011-12 defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

Note 4 – Acquisition and Transition Costs and Intangible Asset Amortization

The Company has recognized as an expense $73 and $533 for the three months ended March 31, 2012 and 2011, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.

Expense associated with the amortization of intangible assets for Investment Banking and Investment Management was $2,449 and $1,675, respectively, for the three months ended March 31, 2012, and $675 and $1,670, respectively, for the three months ended March 31, 2011, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.

Note 5 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $994 and $1,107 for the three months ended March 31, 2012 and 2011, respectively.

Note 6 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$—	$—	$—	$—	$1,008	$—	$2	$1,006
Municipal Bonds	—	—	—	—	9,544	9	—	9,553
Other Debt Securities	—	—	—	—	2,000	—	—	2,000
Seed Capital Investments	11,350	1,313	5	12,658	10,905	812	27	11,690

Total Available-for-Sale	11,350	1,313	5	12,658	23,457	821	29	24,249

Debt Securities Carried by EGL	27,083	317	—	27,400	47,583	518	—	48,101
Mutual Funds	7,026	279	142	7,163	9,350	191	603	8,938

Total	$45,459	$1,909	$147	$47,221	$80,390	$1,530	$632	$81,288

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Scheduled maturities of the Company’s available-for-sale debt securities as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$788	$790	$8,699	$8,703
Due after one year through five years	1,972	1,987	3,853	3,856

Total	$2,760	$2,777	$12,552	$12,559

Debt Securities

The Company invests in corporate and municipal bonds and other debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. Unrealized gains and losses for these securities are included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. The Company had realized gains of $2 and $75 for the three months ended March 31, 2012 and 2011, respectively.

Seed Capital Investments

Seed Capital Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at quoted market value with unrealized gains and losses included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. The Company earned realized gains of $32 and $425 for the three months ended March 31, 2012 and 2011, respectively.

Debt Securities Carried by EGL

EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($256) and ($162) for the three months ended March 31, 2012 and 2011, respectively.

Mutual Funds

During the first quarter of 2011, the Company began to invest in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized gains of $548 and $78 for the three months ended March 31, 2012 and 2011, respectively.

Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”, formerly Protego Casa de Bolsa, S.A. de C.V. (“PCB”)), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 2.7 years, as of March 31, 2012, and are pledged as collateral

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.

As of March 31, 2012 and December 31, 2011, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	March 31, 2012		December 31, 2011
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$121,479		$127,178
Securities Purchased Under Agreements to Resell	2,257	$2,253	2,146	$2,143

Total Assets	$123,736		$129,324

Liabilities
Securities Sold Under Agreements to Repurchase	$(123,974)	$(124,192)	$(129,577)	$(129,809)

Note 8 – Investments

The Company’s investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in private equity partnerships and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on our private equity investments are included within Investment Management Revenue. The Company’s share of earnings (losses) on its investments in G5, ABS Investment Management, LLC (“ABS”) and Evercore Pan-Asset Capital Management (“Pan”) are included within Income (Loss) from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

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

A summary of the Company’s investments in private equity funds as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
ECP II	$4,825	$5,037
Discovery Fund	2,606	2,393
EMCP II	10,504	9,674
CSI Capital	2,592	3,496
Trilantic IV	4,652	4,551

Total Private Equity Funds	$25,179	$25,151

Net realized and unrealized gains (losses) on private equity fund investments, including performance fees, were ($307) and $942 for the three months ended March 31, 2012 and 2011, respectively. In the event ECP II performs poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2012, the Company had $2,701 of previously received carried interest that may be subject to repayment.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Trilantic Capital Partners

During the first quarter of 2010, the Company made an investment in Trilantic Capital Partners (“Trilantic”). See Note 12 for further information. This investment had a balance of $15,527 and $15,549 as of March 31, 2012 and December 31, 2011, respectively.

Equity Method Investments

A summary of the Company’s other equity method investments as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
G5	$22,391	$20,595
ABS	45,814	45,104
Pan	2,928	2,531

Total	$71,133	$68,230

G5

During the fourth quarter of 2010, the Company made an equity method investment in G5. At March 31, 2012, our economic ownership interest in G5 was 50%. This investment resulted in earnings of $1,363 and $466 for the three months ended March 31, 2012 and 2011, respectively, included within Income (Loss) from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

ABS

During the fourth quarter of 2011, the Company made an equity method investment in ABS. At March 31, 2012, our economic ownership interest in ABS was 44%. This investment resulted in earnings of $710 for the three months ended March 31, 2012, included within Income (Loss) from Equity Method Investments on the Unaudited Condensed Consolidated Statement of Operations.

Pan

In 2008, the Company made an equity method investment in Pan and maintains a 50% interest at March 31, 2012. This investment resulted in earnings (losses) of $312 and ($66) for the three months ended March 31, 2012 and 2011, respectively, included within Income (Loss) from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

Other

The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. For the three months ended March 31, 2012 and 2011, the Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $747 and $236, respectively.

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

The following table presents the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$38,001	$—	$38,001
Seed Capital Investments	9,302	3,356	—	12,658
Mutual Funds	7,163	—	—	7,163
Financial Instruments Owned and Pledged as Collateral at Fair Value	121,479	—	—	121,479

Total Assets Measured At Fair Value	$137,944	$41,357	$—	$179,301

	December 31, 2011
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$106,951	$—	$106,951
Seed Capital Investments	9,150	2,540	—	11,690
Mutual Funds	8,938	—	—	8,938
Financial Instruments Owned and Pledged as Collateral at Fair Value	127,178	—	—	127,178

Total Assets Measured At Fair Value	$145,266	$109,491	$—	$254,757

(1)	Includes $10,601 and $46,291 of municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2012 and December 31, 2011, respectively.

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

The Company had no transfers between fair value levels during the three months ended March 31, 2012 or the year ended December 31, 2011.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition are listed in the tables below.

		March 31, 2012
	Carrying Amount	Estimated Fair Value
		Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$90,601	$90,601	$—	$—	$90,601
Securities Purchased Under Agreements to Resell	2,527	—	2,527	—	2,527
Accounts Receivable	56,332	—	56,332	—	56,332
Receivable from Employees and Related Parties	7,196	—	7,196	—	7,196
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200

Financial Liabilities:
Accounts Payable and Accrued Expenses	$18,521	$—	$18,521	$—	$18,521
Securities Sold Under Agreements to Repurchase	123,974	—	123,974	—	123,974
Payable to Employees and Related Parties	11,795	—	11,795	—	11,795
Notes Payable	100,078	—	124,428	—	124,428

		December 31, 2011
	Carrying Amount	Estimated Fair Value
		Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$136,614	$136,614	$—	$—	$136,614
Securities Purchased Under Agreements to Resell	2,146	—	2,146	—	2,146
Accounts Receivable	52,060	—	52,060	—	52,060
Receivable from Employees and Related Parties	7,793	—	7,793	—	7,793
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200

Financial Liabilities:
Accounts Payable and Accrued Expenses	$17,849	$—	$17,849	$—	$17,849
Securities Sold Under Agreements to Repurchase	129,577	—	129,577	—	129,577
Payable to Employees and Related Parties	12,647	—	12,647	—	12,647
Notes Payable	99,664	—	122,279	—	122,279

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities:

The fair value of the Company’s Notes Payable is estimated based on a present value analysis utilizing aggregate market yields for similar financial instruments.

The carrying amounts reported on the Unaudited Condensed Consolidated Statements of Financial Condition for Cash, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivables from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payables to Employees and Related Parties and Assets Segregated for Bank Regulatory Requirements approximate fair value due to the short term nature of these items.

Note 10 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of Senior Notes due 2020 with a 5.20% coupon (“Senior Notes”) and warrants to purchase 5,455 Class A Shares at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statements of Financial Condition. The Senior Notes have an effective yield of 7.94%.

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

Note 11 – Evercore Partners Inc. Stockholders’ Equity

Dividends – During the three months ended March 31, 2012, the Company declared and paid dividends of $0.20 per share, totaling $5,881. The Company’s Board of Directors declared on April 24, 2012, a quarterly cash dividend of $0.20 per share, to the holders of Class A Shares as of May 25, 2012, which will be paid on June 8, 2012.

Treasury Stock – During the three months ended March 31, 2012, the Company purchased 523 Class A Shares primarily from employees at market values ranging from $26.55 to $29.62 per share primarily for the net settlement of stock-based compensation awards. The result of these purchases was an increase in Treasury Stock of $14,927 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2012. During the three months ended March 31, 2012, the Company issued 39 Class A Shares from treasury stock as earn-out payments in connection with the Morse Williams Agreement. The result of these issuances was a decrease in Treasury stock of $1,096 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2012.

LP Units – During the three months ended March 31, 2012, 312 LP Units were gifted by employees to various charities and exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $3 and $1,869, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2012.

Accumulated Other Comprehensive Income (Loss) – As of March 31, 2012, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes accumulated Unrealized Gain (Loss) on Marketable Securities, net and Foreign Currency Translation Adjustment of ($963) and ($7,344), respectively.

Note 12 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 21% interest in Evercore LP, a 28% interest in ECB, a 49% interest in Evercore Wealth Management (“EWM”), a 34% equity interest in Atalanta Sosnoff Capital L.L.C. (“Atalanta Sosnoff”), a 37% interest in Institutional Equities and a 14% interest in Evercore Trust Company, N.A. (“ETC”), not owned by the Company at March 31, 2012. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and ETC have rights, in certain circumstances, to convert into Class A Shares.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the three months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31,
	2012	2011
Beginning balance	$58,162	$66,542

Comprehensive income (loss)
Operating income (loss)	(1,752)	3,729
Other comprehensive income	1,610	772

Total comprehensive income (loss)	(142)	4,501

Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(1,175)	(831)
Amortization and Vesting of LP Units	5,485	5,057
Distributions to Noncontrolling Interests	(2,842)	(5,677)
Issuance of noncontrolling interest in IE	300	354
Other	69	—

Total other items	1,837	(1,097)

Ending balance	$59,857	$69,946

In February 2010, the Company issued 500 LP Units in exchange for a minority economic interest in Trilantic. At December 31, 2014, at the option of the holder, these LP Units are exchangeable on a one-for-one basis for Class A Shares or may be redeemed for cash of $16,500. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $21 for the three months ended March 31, 2012 and 2011.

In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $4,877 and $5,300 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2012 and December 31, 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 13 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three months ended March 31, 2012 and 2011 are described and presented below.

	For the Three Months Ended March 31,
	2012	2011
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) from continuing operations attributable to Evercore Partners Inc.	$(3,368)	$3,618
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 12)	(21)	(21)

Net income (loss) from continuing operations attributable to Evercore Partners Inc. common shareholders	(3,389)	3,597
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(30)

Net income (loss) attributable to Evercore Partners Inc. common shareholders	$(3,389)	$3,567

Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units	29,101	22,677
Basic net income (loss) per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$(0.12)	$0.16
Basic net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	—

Basic net income (loss) per share attributable to Evercore Partners Inc. common shareholders	$(0.12)	$0.16

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) from continuing operations attributable to Evercore Partners Inc. common shareholders	$(3,389)	$3,597
Noncontrolling interest related to the assumed exchange of LP Units for Class A common shares	(a )	(a	)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a )	(a	)

Diluted net income (loss) from continuing operations attributable to Class A common shareholders	(3,389)	3,597
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(30)

Diluted net income (loss) attributable to Class A common shareholders	$(3,389)	$3,567

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	29,101	22,677
Assumed exchange of LP Units for Class A common shares	(a )	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	(c )	1,814
Assumed conversion of Warrants issued	(b )	1,907

Diluted weighted average shares of Class A common stock outstanding	29,101	26,398

Diluted net income (loss) per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$(0.12)	$0.14
Diluted net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	—

Diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders	$(0.12)	$0.14

(a)	During the three months ended March 31, 2012 and 2011, the LP Units (which represent the right to receive shares of Class A Shares upon exchange) were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 9,096 and 11,968 for the three months ended March 31, 2012 and 2011, respectively.
(b)	For the three months ended March 31, 2012, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 1,186 for the three months ended March 31, 2012, reduced for the impact of the Treasury Stock Method, if applicable. ASC 260, “Earnings per Share,” requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method. Antidilution is the result of the Company having a loss for the three months ended March 31, 2012.
(c)

During the three months ended March 31, 2012, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs as calculated using the Treasury Stock Method were antidilutive and consequently the additional shares have

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

been excluded from the calculation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 2,034 for the three months ended March 31, 2012. Antidilution is the result of the Company having a loss for the three months ended March 31, 2012.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

Note 14 – Share-Based and Other Deferred Compensation

Subsequent to the IPO, the Company granted new and existing employees RSUs and restricted stock. Certain of these awards vested upon the same terms as the RSUs issued at the time of the IPO (“Event-based Awards”) and certain of these awards vest from one to five years (“Service-based Awards”).

During the three months ended March 31, 2012, the Company granted employees 2,529 Service-based Awards. These awards had grant date fair values ranging from $27.05 to $29.19 per share. During the three months ended March 31, 2012, 1,247 Service-based Awards vested and 194 Service-based Awards were forfeited.

During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in deferred cash, which is indexed to a notional investment portfolio. The Company awarded deferred cash compensation of $3,926 related to this program during the first quarter of 2012 which will vest ratably over four years and require payment upon vesting. Compensation expense related to this deferred compensation program was $984 and $252 for the three months ended March 31, 2012 and 2011, respectively.

Compensation expense related to Service-based Awards, excluding compensation costs related to the amortization of the LP Units was $14,661 and $11,765 for the three months ended March 31, 2012 and 2011, respectively. Compensation expense related to amortization of the LP Units was $4,759 and $5,057 for the three months ended March 31, 2012 and 2011, respectively. Compensation expense related to acquisition-related awards and deferred cash consideration was $6,253 and $2,870, respectively, for the three months ended March 31, 2012. During 2011, the Company modified equity-based compensation awards resulting in the Company recognizing $1,646 in incremental compensation expense for the three months ended March 31, 2011.

During the first quarter of 2012, the Company granted separation benefits of $5,910 to certain employees, resulting in approximately $4,545 of expense included in Employee Compensation and Benefits expense for the three months ended March 31, 2012. The Company distributed cash payments of $3,636 during the quarter in conjunction with these arrangements. The remainder of the expense is expected to be incurred by the end of 2012.

Note 15 – Commitments and Contingencies

For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $5,485 and $3,557 for the three months ended March 31, 2012 and 2011, respectively.

Other Commitments – As of March 31, 2012, the Company has unfunded commitments for capital contributions of $5,586 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

The Company also has commitments related to its redeemable noncontrolling interests. See Note 12 for further information.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Contingencies

In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Note 16 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of March 31, 2012 and December 31, 2011 was $36,202 and $67,893, respectively, which exceeded the minimum net capital requirement by $35,102 and $66,726, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of March 31, 2012.

Note 17 – Income Taxes

The Company’s Provision (Benefit) for Income Taxes was ($4,638) and $4,436 for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate was 48% and 36% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate for 2012 and 2011 reflects the effect of certain nondeductible expenses, including the vesting of LP Units, as well as the noncontrolling interest associated with LP Units.

The Company reported a decrease in deferred tax assets of ($2,417) associated with changes in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2012.

As of March 31, 2012, there was $1,085 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $21 and $1, respectively, during the three months ended March 31, 2012 and had recognized a liability for penalties of $256 and interest of $352 at March 31, 2012.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 18 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. During 2011, the Investment Banking segment expanded to include the acquisition of Lexicon. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors.

The Company’s segment information for the three months ended March 31, 2012 and 2011 was prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees and amortization of intangibles associated with certain acquisitions.

The Company evaluates segment results based on net revenue and pre-tax income, both including and excluding the impact of the Other Expenses.

No clients accounted for more than 10% of the Company’s consolidated Net Revenues for the three months ended March 31, 2012.

During the first quarter of 2012, the Company granted separation benefits to employees of its Investment Banking segment. See Note 14 for further information.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The following information provides a reasonable representation of each segment’s contribution.

	For the Three Months Ended March 31,
	2012	2011
Investment Banking
Net Revenues (1)	$83,785	$82,379
Operating Expenses	78,976	65,321
Other Expenses (2)	16,107	6,356

Operating Income (Loss)	(11,298)	10,702
Income from Equity Method Investments	1,628	782

Pre-Tax Income (Loss)	$(9,670)	$11,484

Identifiable Segment Assets	$449,359	$358,089

Investment Management
Net Revenues (1)	$19,013	$24,719
Operating Expenses	19,250	22,758
Other Expenses (2)	608	899

Operating Income (Loss)	(845)	1,062
Income (Loss) from Equity Method Investments	757	(382)

Pre-Tax Income (Loss)	$(88)	$680

Identifiable Segment Assets	$492,758	$542,658

Total
Net Revenues (1)	$102,798	$107,098
Operating Expenses	98,226	88,079
Other Expenses (2)	16,715	7,255

Operating Income (Loss)	(12,143)	11,764
Income from Equity Method Investments	2,385	400

Pre-Tax Income (Loss)	$(9,758)	$12,164

Identifiable Segment Assets	$942,117	$900,747

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2012	2011
Investment Banking (A)	$(710)	$(673)
Investment Management (B)	(751)	(725)

Total Other Revenue, net	$(1,461)	$(1,398)

(A)    Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,070 and $1,053 for the three months ended March 31, 2012 and 2011, respectively.

(B)    Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $904 and $890 for the three months ended March 31, 2012 and 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Three Months Ended March 31,
	2012	2011
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,216	$5,887
Acquisition Related Compensation Charges	9,645	—
Intangible Asset Amortization	2,246	469

Total Investment Banking	16,107	6,356

Investment Management
Amortization of LP Units and Certain Other Awards	526	816
Intangible Asset Amortization	82	83

Total Investment Management	608	899

Total Other Expenses	$16,715	$7,255

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Three Months Ended March 31,
	2012	2011
Net Revenues: (1)
United States	$69,661	$71,755
Europe and Other	24,322	27,252
Latin America	10,276	9,489

Total	$104,259	$108,496

(1) Excludes Other Revenue and Interest Expense.

The majority of the Company’s long-lived assets reside in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent quarterly reports on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We maintain compensation programs, including base salary, cash, deferred cash and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel, and it reflects the impact of newly-hired senior professionals, including related grants of equity awards which are generally valued at their grant date.

Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts. In our advisory businesses, these hires generally do not begin to generate significant revenue in the year they are hired.

Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period. With respect to the annual awards granted in February 2012, the Company adopted new retirement eligibility criteria, which stipulates that if an employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, the employee is eligible for retirement (prior year’s awards required combined years of service and age of at least 70 years). Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give at least one year of advance notice. As a consequence of these changes, a greater number of employees will become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period.

Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information technology services, depreciation and amortization, acquisition and transition costs and other operating expenses. We refer to all of these expenses as non-compensation expenses.

Other Expenses

Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees and amortization of intangibles associated with certain acquisitions.

Income from Equity Method Investments

Our share of the income (loss) from our equity interests in G5, ABS and Pan are included within Income (Loss) from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.

Provision for Income Taxes

We account for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities.

Discontinued Operations

In October 2011, Evercore Asset Management (“EAM”) announced its plan to wind down its business. EAM’s management and the Company made this decision because EAM was unable to attain sufficient scale to be a viable business due to several factors, including the ongoing effects of the financial crisis. The wind down of EAM’s business was completed by December 31, 2011. Accordingly, the historical results of EAM have been included within Discontinued Operations on the Unaudited Condensed Consolidated Statements of Operations.

Noncontrolling Interest

We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors, their estate planning vehicles and Trilantic in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 12 to our unaudited condensed consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.

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

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2012 and 2011. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

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

	For the Three Months Ended March 31,
	2012	2011	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$84,495	$83,052	2%
Investment Management Revenue	19,764	25,444	(22%)
Other Revenue	2,296	3,696	(38%)

Total Revenues	106,555	112,192	(5%)
Interest Expense	3,757	5,094	(26%)

Net Revenues	102,798	107,098	(4%)

Expenses
Operating Expenses	98,226	88,079	12%
Other Expenses	16,715	7,255	130%

Total Expenses	114,941	95,334	21%

Income (Loss) Before Income from Equity Method Investments and Income Taxes	(12,143)	11,764	NM
Income from Equity Method Investments	2,385	400	496%

Income (Loss) Before Income Taxes	(9,758)	12,164	NM
Provision (Benefit) for Income Taxes	(4,638)	4,436	NM

Net Income (Loss) from Continuing Operations	(5,120)	7,728	NM

Discontinued Operations
Income (Loss) from Discontinued Operations	—	(589)	NM
Provision (Benefit) for Income Taxes	—	(178)	NM
Net Income (Loss) Attributable to Noncontrolling Interest	—	(381)	NM

Net Income (Loss) from Discontinued Operations	—	(30)	NM

Net Income (Loss)	(5,120)	7,698	NM
Net Income (Loss) Attributable to Noncontrolling Interest	(1,752)	4,110	NM

Net Income (Loss) Attributable to Evercore Partners Inc.	$(3,368)	$3,588	NM

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$(0.12)	$0.14	NM
From Discontinued Operations	—	—	NM

Net Income (Loss) Attributable to Evercore Partners Inc.	$(0.12)	$0.14	NM

As of March 31, 2012 and 2011 we employed approximately 830 and 630 people, respectively, worldwide.

Three Months Ended March 31, 2012 versus March 31, 2011

Net revenues were $102.8 million for the three months ended March 31, 2012, a decrease of $4.3 million, or 4%, versus net revenues of $107.1 million for the three months ended March 31, 2011. Investment Banking Revenue increased 2%, and reflects the integration of the Lexicon acquisition for the three months ended March 31, 2012, and Investment Management Revenue decreased 22% compared to the three months ended March 31, 2011. See the segment discussion below for further information. Other revenue for the three months ended March 31, 2012 was lower than for the three months ended March 31, 2011 as a result of relatively lower gains on our Marketable Securities portfolios. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $98.2 million for the three months ended March 31, 2012 as compared to $88.1 million for the three months ended March 31, 2011, a 12% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $66.4 million for the three months ended March 31, 2012, an increase of $4.0 million, or 6%, versus expense of $62.4 million for the three months ended March 31, 2011. The increase was primarily due to increased compensation costs resulting from the expansion of existing businesses and our new businesses, higher costs associated with employee separation arrangements and higher share-based compensation costs, including costs associated with the revised retirement eligibility criteria, offset, in part, by a reduction in discretionary incentive compensation associated with decreased profitability. Non-compensation expenses as a component of Operating Expenses were $31.8 million for the three months ended March 31, 2012, an increase of $6.1 million, or 24%, over non-compensation operating expenses of $25.7 million for the three months ended March 31, 2011. Non-compensation operating expenses increased compared to the three months ended March 31, 2011 primarily as a result of the expansion of our new and existing businesses.

Total Other Expenses of $16.7 million for the three months ended March 31, 2012 related to compensation costs associated with unvested LP Units and certain other awards of $4.7 million, acquisition related compensation charges of $9.6 million and amortization of intangibles of $2.3 million. Total Other Expenses of $7.3 million for the three months ended March 31, 2011 related to compensation costs associated with unvested LP Units and certain other awards of $6.7 million and amortization of intangibles of $0.6 million.

As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues increased to 79% for the three months ended March 31, 2012 from 65% for the three months ended March 31, 2011.

The benefit for income taxes for the three months ended March 31, 2012 was ($4.6) million, which reflected an effective tax rate of 48%. The benefit was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units. The provision for income taxes for the three months ended March 31, 2011 was $4.4 million, which reflected an effective tax rate of 36%. The provision was impacted by the vesting of LP Units and certain other awards, as well as the noncontrolling interest associated with LP Units.

Income from equity method investments was $2.4 million for the three months ended March 31, 2012, as compared to $0.4 million for the three months ended March 31, 2011. The increase was primarily due to an increase in earnings from G5 and our investment in ABS, which the Company made in the fourth quarter of 2011.

Noncontrolling interest was ($1.8) million for the three months ended March 31, 2012 compared to $4.1 million for the three months ended March 31, 2011, reflecting an allocation of an operating loss in the current quarter as opposed to operating income in the prior period.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2012	2011	Change
Revenues
Investment Banking Revenue (1)	$84,495	$83,052	2%
Other Revenue, net (2)	(710)	(673)	(5%)

Net Revenues	83,785	82,379	2%

Expenses
Operating Expenses	78,976	65,321	21%
Other Expenses	16,107	6,356	153%

Total Expenses	95,083	71,677	33%

Operating Income (Loss) (3)	(11,298)	10,702	NM
Income from Equity Method Investments	1,628	782	108%

Pre-Tax Income (Loss)	$(9,670)	$11,484	NM

(1)     Includes transaction-related client reimbursements of $1.5 million and $3.6 million for the three months ended March 31, 2012 and 2011, respectively.

(2)     Includes interest expense on the Senior Notes of $1.1 million for the three months ended March 31, 2012 and 2011.

(3)     Includes Noncontrolling interest of ($0.3) million and ($0.7) million for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012, the level of announced and completed M&A activity for the market and the Company was lower versus the three months ended March 31, 2011, as evidenced by the following statistics regarding the volume of transactions:

	For the Three Months Ended March 31,
	2012	2011	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$180	$323	(44%)
Value of North American M&A Deals Completed	$172	$269	(36%)
Value of Global M&A Deals Announced	$489	$709	(31%)
Value of Global M&A Deals Completed	$369	$619	(40%)
Evercore Statistics **
Total Number of Fee Paying Clients	104	79	32%
Investment Banking Clients With Fees of at Least $1 million	17	18	(6%)
* Source: Thomson Financial April 10, 2012 ** Includes revenue generating clients only

Investment Banking Results of Operations

Three Months Ended March 31, 2012 versus March 31, 2011

Net Investment Banking Revenues were $83.8 million for the three months ended March 31, 2012 compared to $82.4 million for the three months ended March 31, 2011, which represented an increase of 2%. Investment Banking Revenues for the three months ended March 31, 2012 included $4.1 million and $3.1 million of commissions and underwriting revenues, respectively, compared to $2.5 million and $3.2 million, respectively, for the three months ended March 31, 2011. We earned revenue from 104 advisory clients during the three months ended March 31, 2012, 17 of which exceeded $1.0 million in revenue, compared to 79 clients during the three months ended March 31, 2011, 18 of which exceeded $1.0 million in revenue. The three months ended March 31, 2012 includes the integration of the Lexicon acquisition.

Operating Expenses were $79.0 million for the three months ended March 31, 2012, as compared to $65.3 million for the three months ended March 31, 2011, an increase of $13.7 million, or 21%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $54.5 million for the three months ended March 31, 2012, as compared to $47.5 million for the three months ended March 31, 2011, an increase of $7.0 million, or 15%. The increase was due to compensation costs resulting primarily from increased headcount in our advisory business, including growth relating to the acquisition of Lexicon, higher costs associated with employee separation arrangements and higher share-based compensation costs, including costs associated with the revised retirement eligibility criteria, offset in part by a reduction in discretionary incentive compensation associated with decreased profitability. Non-compensation expenses, as a component of Operating Expenses, were $24.6 million for the three months ended March 31, 2012, as compared to $17.8 million for the three months ended March 31, 2011, an increase of $6.8 million, or 38%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business, as well as additional costs from our acquisition of Lexicon. The increase in Investment Banking headcount has led directly and indirectly to cost increases relating to occupancy, travel, professional and regulatory fees.

Other Expenses of $16.1 million for the three months ended March 31, 2012 included $4.2 million related to compensation costs associated with unvested LP Units and certain other awards, $9.6 million of acquisition related compensation charges and $2.2 million of intangible asset amortization. Other Expenses of $6.4 million for the three months ended March 31, 2011 included $5.9 million related to compensation costs associated with unvested LP Units and certain other awards and $0.5 million of intangible asset amortization.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2012	2011	Change
Revenues
Investment Advisory and Management Fees:
Wealth Management	$4,525	$3,468	30%
Institutional Asset Management	12,599	18,138	(31%)
Private Equity	1,735	1,729	—%

Total Investment Advisory and Management Fees	18,859	23,335	(19%)

Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,212	1,167	4%
Private Equity	(307)	942	NM

Total Realized and Unrealized Gains (Losses)	905	2,109	(57%)

Investment Management Revenue (1)	19,764	25,444	(22%)
Other Revenue, net (2)	(751)	(725)	(4%)

Net Investment Management Revenues	19,013	24,719	(23%)

Expenses
Operating Expenses	19,250	22,758	(15%)
Other Expenses	608	899	(32%)

Total Expenses	19,858	23,657	(16%)

Operating Income (Loss) (3)	(845)	1,062	NM
Income (Loss) from Equity Method Investments (4)	757	(382)	NM

Pre-Tax Income (Loss) (5)	$(88)	$680	NM

(1)     Includes transaction-related client reimbursements of $0.1 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

(2)     Includes interest expense on the Senior Notes of $0.9 million for the three months ended March 31, 2012 and 2011.

(3)     Includes Noncontrolling interest of $0.3 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.

(4)     Equity in G5, ABS and Pan are classified as Income (Loss) from Equity Method Investments.

(5)     Amounts above exclude the results of EAM for the three months ended March 31, 2011. These results were reclassified to Discontinued Operations during the fourth quarter of 2011.

Investment Management Results of Operations

Our Wealth Management business includes the results of EWM. Our Institutional Asset Management business includes the results of Atalanta Sosnoff, ETC and ECB. Fee-based revenues from EWM, Atalanta Sosnoff and ECB are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements.

ECP II earns management fees of 1% of invested capital. Starting January 1, 2010, pursuant to an amendment to the ECP I Partnership Agreement, no management fees were earned. Our Mexican private equity fund, EMCP II, earns management fees of 2.25% on committed capital during its investment period and 2.25% on net funded committed capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the general partner of ECP II and 100% of Carried Interest in EMCP II. A significant portion of any gains recognized related to ECP II and EMCP II is distributed to certain of our U.S. private equity professionals. In the event the fund performs poorly we may be obligated to repay certain carried interest previously distributed. As of March 31, 2012, we had $2.7 million of previously received carried interest that may be subject to repayment.

We made equity method investments in G5 and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income (Loss) from Equity Method Investments above.

Assets Under Management

AUM for our Investment Management business of $12.9 billion at March 31, 2012, decreased from $13.0 billion at December 31, 2011. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 51% and 49% of Level I investments and 49% and 51% of Level II investments as of March 31, 2012 and December 31, 2011, respectively, and Institutional Asset Management maintained 92% of Level I investments and 8% of Level II investments as of March 31, 2012 and December 31, 2011. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements; notwithstanding, these assets represent primarily Level III investments. The following table summarizes AUM activity for the three months ended March 31, 2012:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2011	$3,240	$9,173	$605	$13,018
Inflows	190	437	—	627
Outflows	(45)	(1,552)	(159)	(1,756)
Market Appreciation	116	899	—	1,015

Balance at March 31, 2012	$3,501	$8,957	$446	$12,904

Note: Amounts above exclude AUM associated with EAM, whose results were reclassified to Discontinued Operations during the fourth quarter of 2011.

AUM decreased from December 31, 2011 primarily due to net outflows in Institutional Asset Management partially offset by market appreciation in Institutional Asset Management and Wealth Management.

Three Months Ended March 31, 2012 versus March 31, 2011

Net Investment Management Revenues were $19.0 million for the three months ended March 31, 2012, compared to $24.7 million for the three months ended March 31, 2011. Fee-based revenues earned from the management of client portfolios and other investment advisory services decreased 19% from the three months ended March 31, 2011 reflecting the decline in AUM reported in the second half of 2011. Fee-based revenues included $0.09 million of revenues from performance fees during the three months ended March 31, 2012 compared to $0.01 million for the three months ended March 31, 2011. Realized and Unrealized Gains decreased from the prior year primarily resulting from losses in our private equity funds, which were principally driven by unrealized losses on portfolio companies in the U.S. Income (loss) from equity method investments increased from the three months ended March 31, 2011 primarily as a result of income from our investment in ABS.

Operating Expenses were $19.3 million for the three months ended March 31, 2012, as compared to $22.8 million for the three months ended March 31, 2011, a decrease of $3.5 million, or 15%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $12.0 million for the three months ended March 31, 2012, as compared to $14.9 million for the three months ended March 31, 2011, a decrease of $2.9 million, or 20%. The decrease was due primarily to lower incentive compensation consistent with the overall decline in revenues. Non-compensation expenses, as a component of Operating Expenses, were $7.3 million for the three months ended March 31, 2012, down slightly from $7.8 million for the three months ended March 31, 2011.

Other Expenses of $0.6 million for the three months ended March 31, 2012 included $0.5 million related to compensation costs associated with unvested LP Units and certain other awards and $0.1 million of intangible asset amortization. Other Expenses of $0.9 million for the three months ended March 31, 2011 included $0.8 million related to compensation costs associated with unvested LP Units and certain other awards and amortization of intangibles of $0.1 million.

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

	For the Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income (Loss)	$(5,120)	$7,317
Non-cash charges	36,345	23,501
Other operating activities	(120,666)	(68,649)

Operating activities	(89,441)	(37,831)
Investing activities	28,903	21,892
Financing activities	(22,464)	(22,116)
Effect of exchange rate changes	1,299	293

Net Increase (Decrease) in Cash and Cash Equivalents	(81,703)	(37,762)
Cash and Cash Equivalents
Beginning of Period	182,905	141,337

End of Period	$101,202	$103,575

Three Months Ended March 31, 2012. Cash and Cash Equivalents were $101.2 million at March 31, 2012, a decrease of $81.7 million versus Cash and Cash Equivalents of $182.9 million at December 31, 2011. Operating activities resulted in a net outflow of $89.4 million, primarily related to the payment of 2011 bonus awards. Cash of $28.9 million was provided by investing activities primarily related to net proceeds from maturities and sales of our marketable securities. Financing activities during the period used cash of $22.5 million, primarily for the payment of dividends, distributions to Partners and treasury stock purchases.

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

Liquidity and Capital Resources

General

Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable in relation to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses and accrued employee compensation. We traditionally have made payments for employee bonus awards and year-end distributions to Partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares are paid when and if declared by the Board of Directors, which is generally quarterly.

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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance, which could result in future impairment charges related to our goodwill and/or intangibles assets. The global financial markets have improved compared to the second half of 2011; however, it is unclear whether this improvement will persist throughout 2012. If the improvement in market conditions does not persist, there may be a negative impact on our business. During the first quarter of 2012, the Institutional Asset Management business continued to experience net outflows of AUM. Unfavorable equity market conditions and/or poor performance may result in future net redemptions of AUM from our clients, which would generally result in the lower revenues and cash flows. For a further discussion of risks related to our business, refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2011.

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

In addition, periodically, we purchase LP Units in conjunction with follow-on offerings and we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2012, we repurchased 522,508 shares for $14.9 million primarily related to minimum tax withholding requirements of share deliveries.

On August 21, 2008, we entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from us $120.0 million principal amount of Senior Notes and Warrants to purchase 5,454,545 Class A Shares at $22.00 per share expiring in 2020. The holder of the Senior Notes may require us to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the Accreted Amount, plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at our option at any time within 90 days following the date on which Mizuho notifies us that it is terminating their Strategic Alliance Agreement. Senior Notes held by any holder other than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at our option at any time. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

Pursuant to the Purchase Agreement, Mizuho may not transfer the Senior Notes or Warrants until either (a) after August 16, 2012 or (b) if the Strategic Alliance Agreement is terminated one year following such termination. We have a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased by Mizuho in the open market or acquired by Mizuho upon exercise of the Warrants and associated Common Stock issued as dividends.

The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of March 31, 2012, we were in compliance with all of these covenants.

We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7.8 million and secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.

Pursuant to deferred compensation arrangements, we are obligated to make cash payments in future periods. For further information see Note 14 to our unaudited condensed consolidated financial statements.

Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 16 to our unaudited condensed consolidated financial statements.

Collateralized Financing Activity at ECB

ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.7 years, as of March 31, 2012, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.

ECB has procedures in place to monitor the daily risk limits for positions taken, as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is Value at Risk, which is a statistical measure, at a 98% confidence level, of the potential losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year’s historical data. ECB’s Risk Management Committee meets monthly to analyze the overall market risk exposure based on positions taken, as well as the credit risk, based on the collateral pledged under these agreements against the contract value from inception to maturity date.

We periodically assess the collectability or credit quality related to securities purchased under agreements to resell; as of March 31, 2012, the Company believes it maintains a sufficient level of cash or collateral.

As of March 31, 2012 and December 31, 2011, a summary of ECB’s assets, liabilities, collateral received or pledged and risk measures related to its collateralized financing activities is as follows:

	March 31, 2012		December 31, 2011
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$121,479		$127,178
Securities Purchased Under Agreements to Resell	2,257	$2,253	2,146	$2,143

Total Assets	123,736		129,324
Liabilities
Securities Sold Under Agreements to Repurchase	(123,974)	$(124,192)	(129,577)	$(129,809)

Net Liabilities	$(238)		$(253)

Risk Measures
Value at Risk	$93		$65

Sensitivity to a 100 basis point increase in the interest rate	$(384)		$(366)

Sensitivity to a 100 basis point decrease in the interest rate	$384		$366

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from this disclosure.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $5.6 million and $5.8 million as of March 31, 2012 and December 31, 2011, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EWM and G5. These funds principally hold readily-marketable investment securities. As of March 31, 2012, the fair value of our investments with these products, based on closing prices, was $12.7 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.3 million for the three months ended March 31, 2012.

See “-Liquidity and Capital Resources” above for a discussion of collateralized financing transactions at ECB.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.3 million for the three months ended March 31, 2012.

Exchange Rate Risk

We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil and Hong Kong which creates foreign exchange rate risk. Their respective functional currencies are the Mexican peso, British pound sterling, Brazilian real and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2012, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $4.3 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

Credit Risks

We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of March 31, 2012 and December 31, 2011, total receivables amounted to $56.3 million and $52.1 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the three months ended March 31, 2012 and 2011.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2012, we had Marketable Securities of $47.2 million, of which 58% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 42% were Seed Capital Investments and mutual funds.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

ASU 2011-03 – In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). ASU 2011-03 provides amendments to ASC No. 860 “Transfers and Servicing”, which remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this update are effective prospectively for transactions or modifications of existing transactions that occur on or after the beginning of the first interim or annual reporting period beginning on or after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-03 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

ASU 2011-04 – In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 provides amendments to ASC No. 820 “Fair Value Measurement”, which results in a consistent definition of fair value and common requirements for measurement of and disclosure of fair value between U.S. GAAP and IFRS. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto. See Note 9 for further information.

ASU 2011-05 – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred (See-“ASU 2011-12” below). The adoption of ASU 2011-05 resulted in the inclusion of the Condensed Consolidated Statements of Comprehensive Income.

ASU 2011-08 – In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides amendments to ASC No. 350 “Intangibles – Goodwill and Other”, which are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

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

ASU 2011-12 – In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 provides amendments to ASU No. 2011-05, “Presentation of Comprehensive Income,” which provides amendments to ASC No. 220 “Comprehensive Income.” The amendments in ASU 2011-12 defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

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

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

General

In the normal course of business, from time to time the Company and its affiliates are involved in judicial proceedings or arbitration concerning matters arising in connection with the conduct of its businesses. In addition, Mexican, United Kingdom, Hong Kong and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending legal proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None

Issuer Purchases of Equity Securities

2012	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (2)
January 1 to January 31	44,901	$26.73	—	$85,000,000
February 1 to February 29	359,294	29.21	—	85,000,000
March 1 to March 31	123,713	27.27	—	85,000,000

Total	527,908	$28.54	—	$85,000,000

(1)	These reflect treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
(2)	In October 2010, Evercore’s Board authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes In Equity for the three months ended March 31, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012

Evercore Partners Inc.

By:	/S/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes In Equity for the three months ended March 31, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)