Form 10-Q
period 2012-06-30
Evercore Partners Inc.
filed 2012-08-08
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 31, 2012 was 28,498,333. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 31, 2012 was 45 (excluding 55 shares of Class B common stock held by a subsidiary of the registrant).

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

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)

	June 30,	December 31,
	2012	2011
Assets
Current Assets
Cash and Cash Equivalents	$150,668	$182,905
Marketable Securities	47,076	81,288
Financial Instruments Owned and Pledged as Collateral at Fair Value	121,347	127,178
Securities Purchased Under Agreements to Resell	—	2,146
Accounts Receivable (net of allowances of $1,987 and $1,964 at June 30, 2012 and December 31, 2011, respectively)	54,116	52,060
Receivable from Employees and Related Parties	6,546	7,793
Deferred Tax Assets - Current	8,802	8,621
Other Current Assets	25,528	23,869

Total Current Assets	414,083	485,860
Investments	109,033	108,930
Deferred Tax Assets - Non-Current	188,495	186,689
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $16,750 and $13,490 at June 30, 2012 and December 31, 2011, respectively)	28,235	21,437
Goodwill	180,415	177,849
Intangible Assets (net of accumulated amortization of $32,093 and $25,701 at June 30, 2012 and December 31, 2011, respectively)	34,568	40,909
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	8,829	11,718

Total Assets	$973,858	$1,043,592

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$59,788	$125,869
Accounts Payable and Accrued Expenses	15,321	17,849
Securities Sold Under Agreements to Repurchase	121,548	129,577
Payable to Employees and Related Parties	12,295	12,647
Taxes Payable	4,222	5,159
Other Current Liabilities	12,121	11,796

Total Current Liabilities	225,295	302,897
Notes Payable	100,503	99,664
Amounts Due Pursuant to Tax Receivable Agreements	141,401	137,448
Other Long-term Liabilities	17,097	15,490

Total Liabilities	484,296	555,499

Commitments and Contingencies (Note 16)

Redeemable Noncontrolling Interest	22,164	22,267

Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 32,816,901 and 31,014,265 issued at June 30, 2012 and December 31, 2011, respectively, and 28,361,670 and 27,941,307 outstanding at June 30, 2012 and December 31, 2011, respectively)	328	310
Class B, par value $0.01 per share (1,000,000 shares authorized, 45 and 47 issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	—	—
Additional Paid-In-Capital	618,882	575,122
Accumulated Other Comprehensive Income (Loss)	(11,991)	(12,058)
Retained Earnings (Deficit)	(86,204)	(76,703)
Treasury Stock at Cost (4,455,231 and 3,072,958 shares at June 30, 2012 and December 31, 2011, respectively)	(115,389)	(79,007)

Total Evercore Partners Inc. Stockholders’ Equity	405,626	407,664
Noncontrolling Interest	61,772	58,162

Total Equity	467,398	465,826

Total Liabilities and Equity	$973,858	$1,043,592

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Investment Banking Revenue	$154,426	$114,696	$238,921	$197,748
Investment Management Revenue	20,036	27,987	39,800	53,431
Other Revenue, Including Interest	1,593	4,270	3,889	7,966

Total Revenues	176,055	146,953	282,610	259,145
Interest Expense	3,558	5,749	7,315	10,843

Net Revenues	172,497	141,204	275,295	248,302

Expenses
Employee Compensation and Benefits	114,290	100,069	195,017	169,166
Occupancy and Equipment Rental	9,146	5,673	17,391	10,791
Professional Fees	8,272	8,028	15,328	16,009
Travel and Related Expenses	7,648	5,416	14,381	9,929
Communications and Information Services	3,028	1,930	5,816	3,974
Depreciation and Amortization	3,680	3,039	9,042	5,996
Special Charges	662	—	662	—
Acquisition and Transition Costs	75	601	148	1,134
Other Operating Expenses	4,501	4,833	8,458	7,924

Total Expenses	151,302	129,589	266,243	224,923

Income Before Income from Equity Method Investments and Income Taxes	21,195	11,615	9,052	23,379
Income from Equity Method Investments	719	69	3,104	469

Income Before Income Taxes	21,914	11,684	12,156	23,848
Provision for Income Taxes	9,773	6,064	5,135	10,500

Net Income from Continuing Operations	12,141	5,620	7,021	13,348

Discontinued Operations
Income (Loss) from Discontinued Operations	—	(448)	—	(1,037)
Provision (Benefit) for Income Taxes	—	(87)	—	(265)
Net Income (Loss) Attributable to Noncontrolling Interest	—	(276)	—	(657)

Net Income (Loss) from Discontinued Operations	—	(85)	—	(115)

Net Income	12,141	5,535	7,021	13,233
Net Income Attributable to Noncontrolling Interest	4,207	3,274	2,455	7,384

Net Income Attributable to Evercore Partners Inc.	$7,934	$2,261	$4,566	$5,849

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$7,913	$2,325	$4,524	$5,922
From Discontinued Operations	—	(85)	—	(115)

Net Income Attributable to Evercore Partners Inc.	$7,913	$2,240	$4,524	$5,807

Weighted Average Shares of Class A Common Stock Outstanding
Basic	29,213	23,724	29,169	23,204
Diluted	31,664	27,364	32,106	26,956
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.27	$0.09	$0.16	$0.25
From Discontinued Operations	—	—	—	—

Net Income Attributable to Evercore Partners Inc.	$0.27	$0.09	$0.16	$0.25

Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.25	$0.08	$0.14	$0.22
From Discontinued Operations	—	—	—	—

Net Income Attributable to Evercore Partners Inc.	$0.25	$0.08	$0.14	$0.22

Dividends Declared per Share of Class A Common Stock	$0.20	$0.18	$0.40	$0.36

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$12,141	$5,259	$7,021	$12,576

Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities, net	(1,041)	555	(2)	663
Foreign Currency Translation Adjustment Gain (Loss)	(4,314)	761	8	2,392

Other Comprehensive Income (Loss)	(5,355)	1,316	6	3,055

Comprehensive Income	6,786	6,575	7,027	15,631
Comprehensive Income Attributable to Noncontrolling Interest	2,536	3,714	2,394	8,215

Comprehensive Income Attributable to Evercore Partners Inc.	$4,250	$2,861	$4,633	$7,416

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2012
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)
	Class A Common Stock					Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
Balance at December 31, 2011	31,014,265	$310	$575,122	$(12,058)	$(76,703)	(3,072,958)	$(79,007)	$58,162	$465,826
Net Income	—	—	—	—	4,566	—	—	2,455	7,021
Other Comprehensive Income (Loss)	—	—	—	67	—	—	—	(61)	6
Treasury Stock Purchases	—	—	—	—	—	(1,537,606)	(40,409)	—	(40,409)
Evercore LP Units Purchased or Converted into Class A Common Stock	314,877	3	1,883	—	—	—	—	(1,185)	701
Stock-based Compensation Awards	1,487,759	15	38,698	—	—	—	—	10,554	49,267
Shares Issued as Consideration for Acquisitions and Investments	—	—	—	—	—	155,333	4,027	—	4,027
Dividends and Equivalents	—	—	2,389	—	(14,067)	—	—	—	(11,678)
Noncontrolling Interest (Note 13)	—	—	790	—	—	—	—	(8,153)	(7,363)

Balance at June 30, 2012	32,816,901	$328	$618,882	$(11,991)	$(86,204)	(4,455,231)	$(115,389)	$61,772	$467,398

	For the Six Months Ended June 30, 2011
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)
	Class A Common Stock					Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
Balance at December 31, 2010	21,497,691	$215	$400,719	$(4,193)	$(61,504)	(1,514,045)	$(34,538)	$66,542	$367,241
Net Income	—	—	—	—	5,849	—	—	6,727	12,576
Other Comprehensive Income	—	—	—	1,567	—	—	—	1,488	3,055
Treasury Stock Purchases	—	—	—	—	—	(488,579)	(16,750)	—	(16,750)
Proceeds from Equity Offering, Net of Direct Expenses	5,364,991	54	167,597	—	—	—	—	—	167,651
Evercore LP Units Purchased or Converted into Class A Common Stock	298,892	3	(75,379)	—	—	—	—	(11,774)	(87,150)
Stock-based Compensation Awards	1,224,848	12	36,190	—	—	—	—	10,975	47,177
Dividends and Equivalents	—	—	1,021	—	(9,252)	—	—	—	(8,231)
Noncontrolling Interest (Note 13)	—	—	(42)	—	—	—	—	(11,285)	(11,327)

Balance at June 30, 2011	28,386,422	$284	$530,106	$(2,626)	$(64,907)	(2,002,624)	$(51,288)	$62,673	$474,242

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net Income	$7,021	$12,576
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized and Unrealized (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(1,595)	(5,642)
Equity-Based and Other Deferred Compensation	58,182	48,621
Depreciation, Amortization and Accretion	9,881	6,838
Bad Debt Expense	566	500
Deferred Taxes	3,002	2,905
Decrease (Increase) in Operating Assets:
Marketable Securities	406	404
Financial Instruments Owned and Pledged as Collateral at Fair Value	9,111	(28,106)
Securities Purchased Under Agreements to Resell	2,259	31,982
Accounts Receivable	(2,496)	(31,780)
Receivable from Employees and Related Parties	1,246	(2,686)
Other Assets	568	(3,002)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(69,456)	(21,317)
Accounts Payable and Accrued Expenses	(2,313)	2,353
Securities Sold Under Agreements to Repurchase	(11,430)	(3,792)
Payables to Employees and Related Parties	(351)	(404)
Taxes Payable	(1,970)	(2,409)
Deferred Revenue	1,582	213
Other Liabilities	(1,540)	480

Net Cash Provided by Operating Activities	2,673	7,734

Cash Flows From Investing Activities
Investments Purchased	(870)	(336)
Distributions of Private Equity Investments	906	1,430
Marketable Securities:
Proceeds from Sales and Maturities	50,360	56,460
Purchases	(17,183)	(36,291)
Cash Paid for Acquisitions, net of cash acquired	—	(50)
Change in Restricted Cash	2,393	—
Purchase of Furniture, Equipment and Leasehold Improvements	(9,508)	(1,586)

Net Cash Provided by Investing Activities	26,098	19,627

Cash Flows From Financing Activities
Payments for Settlement of Debt and Capital Lease Obligations	—	(19)
Issuance of Noncontrolling Interests	333	729
Distributions to Noncontrolling Interests - Evercore LP Limited Partners	(7,868)	(12,014)
Cash Paid for Deferred and Contingent Consideration	(1,000)	(2,884)
Proceeds from Equity Offering, Net of Direct Expenses	—	166,530
Purchase of Evercore LP Units and Treasury Stock	(40,550)	(111,887)
Dividends—Class A Stockholders	(11,678)	(8,231)
Other	955	3,564

Net Cash Provided by (Used in) Financing Activities	(59,808)	35,788

Effect of Exchange Rate Changes on Cash	(1,200)	(37)

Net Increase (Decrease) in Cash and Cash Equivalents	(32,237)	63,112
Cash and Cash Equivalents-Beginning of Period	182,905	141,337

Cash and Cash Equivalents-End of Period	$150,668	$204,449

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$6,527	$10,117

Payments for Income Taxes	$5,046	$8,266

Furniture, Equipment and Leasehold Improvements Accrued	$943	$—

Decrease in Fair Value of Redeemable Noncontrolling Interest	$1,303	$—

Dividend Equivalents Issued	$2,389	$1,021

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

Reclassifications – Certain balances for prior periods were reclassified to conform to their current presentation.

Discontinued Operations – In October 2011, Evercore Asset Management L.L.C. (“EAM”) announced its plan to wind down its business. Management and the Company made this decision because EAM was unable to attain sufficient scale to be a viable business due to several factors including the ongoing effects of the financial crisis. The wind down of EAM’s business was completed by December 31, 2011. Accordingly, the historical results of EAM have been reclassified to Discontinued Operations on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 3 – Recent Accounting Pronouncements

ASU 2011-11 – In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 provides amendments to Accounting Standards Codification (“ASC”) No. 210, “Balance Sheet”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. The amendments in this update are effective retrospectively for interim and annual periods beginning after January 1, 2013. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

Note 4 – Special Charges, Acquisition and Transition Costs and Intangible Asset Amortization

Special Charges – The Company has recognized costs of $662 for the three and six months ended June 30, 2012, as Special Charges incurred in connection with exiting facilities in the UK.

Acquisition and Transition Costs – The Company has recognized as an expense $75 and $148 for the three and six months ended June 30, 2012, respectively, and $601 and $1,134 for the three and six months ended June 30, 2011, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.

Intangible Asset Amortization – Expense associated with the amortization of intangible assets for Investment Banking was $594 and $3,043 for the three and six months ended June 30, 2012, respectively, and $675 and $1,350 for the three and six months ended June 30, 2011, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $1,674 and $3,349 for the three and six months ended June 30, 2012, respectively, and $1,670 and $3,340 for the three and six months ended June 30, 2011, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.

Note 5 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $993 and $1,987 for the three and six months ended June 30, 2012, respectively, and $1,269 and $2,376 for the three and six months ended June 30, 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 6 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$—	$—	$—	$—	$1,008	$—	$2	$1,006
Municipal Bonds	—	—	—	—	9,544	9	—	9,553
Other Debt Securities	—	—	—	—	2,000	—	—	2,000
Seed Capital Investments	9,750	1,027	30	10,747	10,905	812	27	11,690

Total Available-for-Sale	9,750	1,027	30	10,747	23,457	821	29	24,249

Debt Securities Carried by EGL	25,501	280	—	25,781	47,583	518	—	48,101
Mutual Funds	10,611	222	285	10,548	9,350	191	603	8,938

Total	$45,862	$1,529	$315	$47,076	$80,390	$1,530	$632	$81,288

Scheduled maturities of the Company’s available-for-sale debt securities as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,136	$1,138	$8,699	$8,703
Due after one year through five years	1,223	1,241	3,853	3,856
Due after five years through 10 years	284	290	—	—

Total	$2,643	$2,669	$12,552	$12,559

Debt Securities

The Company invests in corporate and municipal bonds and other debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. Unrealized gains and losses for these securities are included in Accumulated Other Comprehensive Income and realized gains and losses are included in earnings. The Company had realized gains of $0 and $2 for the three and six months ended June 30, 2012, respectively, and $0 and $75 for the three and six months ended June 30, 2011, respectively.

Seed Capital Investments

Seed Capital Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at quoted market value with unrealized gains and losses included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. The Company had realized gains (losses) of ($15) and ($18) for the three and six months ended June 30, 2012, respectively, and $35 and $460 for the three and six months ended June 30, 2011, respectively.

Debt Securities Carried by EGL

EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($150) and ($406) for the three and six months ended June 30, 2012, respectively, and ($242) and ($404) for the three and six months ended June 30, 2011, respectively.

Mutual Funds

During the first quarter of 2011, the Company began to invest in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenues on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($130) and $454 for the three and six months ended June 30, 2012, respectively, and $72 and $150 for the three and six months ended June 30, 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”, formerly Protego Casa de Bolsa, S.A. de C.V.), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 2.8 years, as of June 30, 2012, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.

As of June 30, 2012 and December 31, 2011, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	June 30, 2012		December 31, 2011
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$121,347		$127,178
Securities Purchased Under Agreements to Resell	—	$—	2,146	$2,143

Total Assets	$121,347		$129,324

Liabilities
Securities Sold Under Agreements to Repurchase	$(121,548)	$(121,723)	$(129,577)	$(129,809)

Note 8 – Investments

The Company’s investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in private equity partnerships and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on our private equity investments are included within Investment Management Revenue. The Company’s share of earnings (losses) on its investments in G5, ABS Investment Management, LLC (“ABS”) and Evercore Pan-Asset Capital Management (“Pan”) are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

Investments in Private Equity

The Company’s investments in private equity partnerships include investments in Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”), Discovery Americas I, L.P. (the “Discovery Fund”), Evercore Mexico Capital Partners II (“EMCP II”), Evercore Mexico Capital Partners III (“EMCP III”), CSI Capital, L.P. (“CSI Capital”) and Trilantic Capital Partners Associates IV L.P. (“Trilantic IV”). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In June 2012, the Company held an initial closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The initial closing subscribed capital commitments of $59,200, which included a capital commitment of $2,000 by the Company.

A summary of the Company’s investments in private equity funds as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
ECP II	$4,493	$5,037
Discovery Fund	2,489	2,393
EMCP II	10,068	9,674
EMCP III	705	—
CSI Capital	2,235	3,496
Trilantic IV	5,125	4,551

Total Private Equity Funds	$25,115	$25,151

Net realized and unrealized gains (losses) on private equity fund investments, including performance fees, were ($301) and ($608) for the three and six months ended June 30, 2012, respectively, and $3,878 and $4,820 for the three and six months ended June 30, 2011, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2012, the Company had $2,701 of previously received carried interest that may be subject to repayment.

Trilantic Capital Partners

During the first quarter of 2010, the Company made an investment in Trilantic Capital Partners (“Trilantic”). See Note 13 for further information. This investment had a balance of $15,080 and $15,549 as of June 30, 2012 and December 31, 2011, respectively.

Equity Method Investments

A summary of the Company’s other equity method investments as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
G5	$19,895	$20,595
ABS	46,184	45,104
Pan	2,759	2,531

Total	$68,838	$68,230

G5

During the fourth quarter of 2010, the Company made an equity method investment in G5. At June 30, 2012, our economic ownership interest in G5 was 50%. This investment resulted in earnings (losses) of ($93) and $1,270 for the three and six months ended June 30, 2012, respectively, and $288 and $754 for the three and six months ended June 30, 2011, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

ABS

During the fourth quarter of 2011, the Company made an equity method investment in ABS. At June 30, 2012, our economic ownership interest in ABS was 44%. This investment resulted in earnings of $912 and $1,622 for the three and six months ended June 30, 2012, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statement of Operations.

Pan

In 2008, the Company made an equity method investment in Pan and maintains a 50% interest at June 30, 2012. This investment resulted in earnings (losses) of ($100) and $212 for the three and six months ended June 30, 2012, respectively, and ($219) and ($285) for the three and six months ended June 30, 2011, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Other

The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $649 and $1,396 for the three and six months ended June 30, 2012, respectively, and $236 and $472 for the three and six months ended June 30, 2011, respectively.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

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

The following table presents the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$38,434	$—	$38,434
Seed Capital Investments	8,079	2,668	—	10,747
Mutual Funds	10,548	—	—	10,548
Financial Instruments Owned and Pledged as Collateral at Fair Value	121,347	—	—	121,347

Total Assets Measured At Fair Value	$139,974	$41,102	$—	$181,076

	December 31, 2011
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$106,951	$—	$106,951
Seed Capital Investments	9,150	2,540	—	11,690
Mutual Funds	8,938	—	—	8,938
Financial Instruments Owned and Pledged as Collateral at Fair Value	127,178	—	—	127,178

Total Assets Measured At Fair Value	$145,266	$109,491	$—	$254,757

(1)	Includes $12,653 and $46,291 of municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2012 and December 31, 2011, respectively.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The Company had no transfers between fair value levels during the three and six months ended June 30, 2012 or the year ended December 31, 2011.

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition are listed in the tables below.

		June 30, 2012
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$138,015	$138,015	$—	$—	$138,015
Accounts Receivable	54,116	—	54,116	—	54,116
Receivable from Employees and Related Parties	6,546	—	6,546	—	6,546
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200

Financial Liabilities:
Accounts Payable and Accrued Expenses	$15,321	$—	$15,321	$—	$15,321
Securities Sold Under Agreements to Repurchase	121,548	—	121,548	—	121,548
Payable to Employees and Related Parties	12,295	—	12,295	—	12,295
Notes Payable	100,503	—	127,265	—	127,265

		December 31, 2011
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$136,614	$136,614	$—	$—	$136,614
Securities Purchased Under Agreements to Resell	2,146	—	2,146	—	2,146
Accounts Receivable	52,060	—	52,060	—	52,060
Receivable from Employees and Related Parties	7,793	—	7,793	—	7,793
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200

Financial Liabilities:
Accounts Payable and Accrued Expenses	$17,849	$—	$17,849	$—	$17,849
Securities Sold Under Agreements to Repurchase	129,577	—	129,577	—	129,577
Payable to Employees and Related Parties	12,647	—	12,647	—	12,647
Notes Payable	99,664	—	122,279	—	122,279

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 10 – Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements consisted of the following:

	June 30, 2012	December 31, 2011
Furniture and Office Equipment	$7,875	$7,137
Leasehold Improvements	27,850	19,890
Computer and Computer-related Equipment	9,260	7,900

Total	44,985	34,927
Less: Accumulated Depreciation and Amortization	(16,750)	(13,490)

Furniture, Equipment and Leasehold Improvements, Net	$28,235	$21,437

Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $1,412 and $2,650 for the three and six months ended June 30, 2012, respectively, and $694 and $1,306 for the three and six months ended June 30, 2011, respectively.

Note 11 – Issuance of Notes Payable and Warrants

On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of Senior Notes due 2020 with a 5.20% coupon (“Senior Notes”) and warrants to purchase 5,455 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Shares”) at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statements of Financial Condition. The Senior Notes have an effective yield of 7.94%.

The holder of the Senior Notes may require the Company to purchase, for cash, all or any portion of the holder’s Senior Notes upon a change of control of the Company for a price equal to the aggregate accreted amount of such Senior Notes, (the “Accreted Amount”), plus accrued and unpaid interest. Senior Notes held by Mizuho will be redeemable at the Accreted Amount at the option of the Company at any time within 90 days following the date on which Mizuho notifies the Company that it is terminating their strategic alliance agreement (“Strategic Alliance Agreement”). Senior Notes held by any other holder than Mizuho will be redeemable at the Accreted Amount (plus accrued and unpaid interest) at the option of the Company at any time. In the event of a default under the indenture, the trustee or holders of 33 1/3% of the Senior Notes may declare that the Accreted Amount is immediately due and payable.

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

Note 12 – Evercore Partners Inc. Stockholders’ Equity

Dividends – During the three and six months ended June 30, 2012, the Company declared and paid dividends of $0.20 and $0.40 per share, totaling $5,797 and $11,678, respectively. The Company’s Board of Directors declared on July 24, 2012, a quarterly cash dividend of $0.20 per share, to the holders of Class A Shares as of August 31, 2012, which will be paid on September 7, 2012.

Treasury Stock – During the six months ended June 30, 2012, the Company purchased 611 Class A Shares primarily from employees at market values ranging from $22.12 to $29.62 per share primarily for the net settlement of stock-based compensation awards and 927 Class A Shares at market values ranging from $24.00 to $26.62 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $40,409 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2012. During the six months ended June 30, 2012, the Company issued 39 Class A Shares from treasury stock as payment of contingent consideration in connection with the Morse Williams Agreement and 116 Class A Shares in conjunction with the acquisition of The Lexicon Partnership LLP (“Lexicon”). The result of these issuances was a decrease in Treasury stock of $4,027 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2012.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

LP Units – During the six months ended June 30, 2012, 315 Evercore LP partnership units (“LP Units”) were gifted by employees to various charities and exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $3 and $1,883, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2012.

Accumulated Other Comprehensive Income (Loss) – As of June 30, 2012, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes accumulated Unrealized Gain (Loss) on Marketable Securities, net and Foreign Currency Translation Adjustment of ($1,663) and ($10,328), respectively.

Note 13 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 21% interest in Evercore LP, a 28% interest in ECB, a 49% interest in Evercore Wealth Management (“EWM”), a 34% equity interest in Atalanta Sosnoff Capital L.L.C. (“Atalanta Sosnoff”), a 37% interest in Institutional Equities (“IE”) and a 14% interest in Evercore Trust Company, N.A. (“ETC”), not owned by the Company at June 30, 2012. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, IE and ETC have rights, in certain circumstances, to convert into Class A Shares.

Changes in Noncontrolling Interest for the six months ended June 30, 2012 and 2011 were as follows:

	For the Six Months Ended June 30,
	2012	2011
Beginning balance	$58,162	$66,542

Comprehensive income (loss)
Operating income	2,455	6,727
Other comprehensive income (loss)	(61)	1,488

Total comprehensive income	2,394	8,215

Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(1,185)	(11,774)
Amortization and Vesting of LP Units	10,554	10,975
Distributions to Noncontrolling Interests	(7,868)	(12,014)
Issuance of noncontrolling interest	333	729
Other	(618)	—

Total other items	1,216	(12,084)

Ending balance	$61,772	$62,673

In February 2010, the Company issued 500 LP Units in exchange for a minority economic interest in Trilantic. At December 31, 2014, at the option of the holder, these LP Units are exchangeable on a one-for-one basis for Class A Shares or may be redeemed for cash of $16,500. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $21 and $42 for the three and six months ended June 30, 2012 and 2011, respectively.

In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $3,997 and $5,300 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2012 and December 31, 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 14 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three and six months ended June 30, 2012 and 2011 are described and presented below.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc.	$7,934		$2,346		$4,566		$5,964
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 13)	(21)		(21)		(42)		(42)

Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	7,913		2,325		4,524		5,922
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		(85)		—		(115)

Net income attributable to Evercore Partners Inc. common shareholders	$7,913		$2,240		$4,524		$5,807

Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	29,213		23,724		29,169		23,204
Basic net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.27		$0.09		$0.16		$0.25
Basic net income per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		—		—		—

Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.27		$0.09		$0.16		$0.25

Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	$7,913		$2,325		$4,524		$5,922
Noncontrolling interest related to the assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)	(a	)	(a	)

Diluted net income from continuing operations attributable to Class A common shareholders	7,913		2,325		4,524		5,922
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		(85)		—		(115)

Diluted net income attributable to Class A common shareholders	$7,913		$2,240		$4,524		$5,807

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	29,213		23,724		29,169		23,204
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a	)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	1,818		1,648		2,012		1,801
Assumed conversion of Warrants issued	633		1,992		925		1,951

Diluted weighted average shares of Class A common stock outstanding	31,664		27,364		32,106		26,956

Diluted net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.25		$0.08		$0.14		$0.22
Diluted net income per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		—		—		—

Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.25		$0.08		$0.14		$0.22

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(a)	During the three and six months ended June 30, 2012 and 2011, the LP Units (which represent the right to receive Class A Shares upon exchange) were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 9,000 and 9,068 for the three and six months ended June 30, 2012, respectively, and 11,664 and 11,789 for the three and six months ended June 30, 2011, respectively.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of Evercore Partners Inc. The shares of Class B common stock do not share in the earnings of Evercore Partners Inc. and no earnings are allocable to such class. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

Note 15 – Share-Based and Other Deferred Compensation

Subsequent to the IPO, the Company granted new and existing employees RSUs and restricted stock. Certain of these awards vested upon the same terms as the RSUs issued at the time of the IPO (“Event-based Awards”) and certain of these awards vest from one to five years (“Service-based Awards”).

During the six months ended June 30, 2012, the Company granted employees 2,685 Service-based Awards. These awards had grant date fair values ranging from $23.69 to $29.19 per share. During the six months ended June 30, 2012, 1,546 Service-based Awards vested and 325 Service-based Awards were forfeited.

During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in deferred cash, which is indexed to a notional investment portfolio. The Company awarded deferred cash compensation of $3,926 related to this program during the first quarter of 2012 which will vest ratably over four years and require payment upon vesting. Compensation expense related to this deferred compensation program was $1,281 and $2,265 for the three and six months ended June 30, 2012, respectively, and $583 and $835 for the three and six months ended June 30, 2011, respectively.

Compensation expense related to Service-based Awards, excluding compensation costs related to the amortization of the LP Units was $16,038 and $30,699 for the three and six months ended June 30, 2012, respectively, and $11,805 and $23,570 for the three and six months ended June 30, 2011, respectively. Compensation expense related to amortization of the LP Units was $5,069 and $9,828 for the three and six months ended June 30, 2012, respectively, and $5,918 and $10,975 for the three and six months ended June 30, 2011, respectively. Compensation expense related to acquisition-related awards and deferred cash consideration was $4,379 and $1,751, respectively, for the three months ended June 30, 2012, and $10,632 and $4,621, respectively, for the six months ended June 30, 2012.

During the second quarter of 2011, 546 Event-based Awards vested primarily in conjunction of the Company’s offering of Class A Shares resulting in an expense of $11,467. The Company also modified equity-based compensation awards during 2011, resulting in the Company recognizing $1,646 in incremental compensation expense for the six months ended June 30, 2011. During the first six months of 2012, the Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits expense of approximately $2,169 and $6,714 for the three and six months ended June 30, 2012, respectively. In conjunction with these arrangements, the Company distributed cash payments of $1,040 and $4,676 for the three and six months ended June 30, 2012, respectively. The remainder of the expense is expected to be incurred by the end of 2012.

Note 16 – Commitments and Contingencies

For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $5,862 and $11,347 for the three and six months ended June 30, 2012, respectively, and $3,639 and $7,196 for the three and six months ended June 30, 2011, respectively.

Other Commitments – As of June 30, 2012, the Company has unfunded commitments for capital contributions of $6,864 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

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

Note 17 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of June 30, 2012 and December 31, 2011 was $52,330 and $67,893, respectively, which exceeded the minimum net capital requirement by $50,909 and $66,726, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of June 30, 2012.

Note 18 – Income Taxes

The Company’s Provision for Income Taxes was $9,773 and $5,135 for the three and six months ended June 30, 2012, respectively, and $6,064 and $10,500 for the three and six months ended June 30, 2011, respectively. The effective tax rate was 45% and 42% for the three and six months ended June 30, 2012, respectively, and 52% and 44% for the three and six months ended June 30, 2011, respectively. The effective tax rate for 2012 and 2011 reflects the effect of certain nondeductible expenses, including the vesting of LP Units, as well as the noncontrolling interest associated with LP Units. In addition, the effective tax rate for the three and six months ended June 30, 2012, was impacted by the reduction of the valuation allowance against the deferred tax assets of the Company by $560 based on the Company’s evaluation of the realizability in future years of its deferred tax assets associated with one of the Company’s foreign subsidiaries.

The Company reported a net increase in deferred tax assets of $339 associated with changes in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2012.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As of June 30, 2012, there was $1,085 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $22 and $2, respectively, during the three months ended June 30, 2012, and $43 and $3, respectively, during the six months ended June 30, 2012, and had recognized a liability for penalties of $258 and interest of $373 at June 30, 2012.

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

The Company’s segment information for the three and six months ended June 30, 2012 and 2011 was prepared using the following methodology:

•	Revenue, expenses and income (loss) from equity method investments directly associated with each segment are included in determining pre-tax income.

•	Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount, square footage and other performance and time-based factors.

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees, charges associated with the vesting of Event-based awards, special charges incurred in connection with exiting facilities in the UK and amortization of intangibles associated with certain acquisitions.

The Company evaluates segment results based on net revenue and pre-tax income, both including and excluding the impact of the Other Expenses.

One client accounted for more than 10% of the Company’s consolidated Net Revenues for the three months ended June 30, 2012.

During the first six months of 2012, the Company granted separation benefits to employees of its Investment Banking segment. See Note 15 for further information.

The following information provides a reasonable representation of each segment’s contribution.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Investment Banking
Net Revenues (1)	$153,164	$113,976	$236,949	$196,355
Operating Expenses	118,683	88,340	197,659	153,661
Other Expenses (2)	11,898	14,511	28,005	20,867

Operating Income	22,583	11,125	11,285	21,827
Income (Loss) from Equity Method Investments	(33)	134	1,595	916

Pre-Tax Income	$22,550	$11,259	$12,880	$22,743

Identifiable Segment Assets	$486,481	$489,694	$486,481	$489,694

Investment Management
Net Revenues (1)	$19,333	$27,228	$38,346	$51,947
Operating Expenses	20,065	23,391	39,315	46,149
Other Expenses (2)	656	3,347	1,264	4,246

Operating Income (Loss)	(1,388)	490	(2,233)	1,552
Income (Loss) from Equity Method Investments	752	(65)	1,509	(447)

Pre-Tax Income (Loss)	$(636)	$425	$(724)	$1,105

Identifiable Segment Assets	$487,377	$552,104	$487,377	$552,104

Total
Net Revenues (1)	$172,497	$141,204	$275,295	$248,302
Operating Expenses	138,748	111,731	236,974	199,810
Other Expenses (2)	12,554	17,858	29,269	25,113

Operating Income	21,195	11,615	9,052	23,379
Income from Equity Method Investments	719	69	3,104	469

Pre-Tax Income	$21,914	$11,684	$12,156	$23,848

Identifiable Segment Assets	$973,858	$1,041,798	$973,858	$1,041,798

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Investment Banking (A)	$(1,262)	$(720)	$(1,972)	$(1,393)
Investment Management (B)	(703)	(759)	(1,454)	(1,484)

Total Other Revenue, net	$(1,965)	$(1,479)	$(3,426)	$(2,877)

(A)	Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,075 and $2,145 for the three and six months ended June 30, 2012, respectively, and $1,059 and $2,112 for the three and six months ended June 30, 2011, respectively.
(B)	Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $909 and $1,813 for the three and six months ended June 30, 2012, respectively, and $894 and $1,784 for the three and six months ended June 30, 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,495	$5,136	$8,711	$11,023
Vesting of Event-based Awards	—	8,906	—	8,906
Acquisition Related Compensation Charges	6,352	—	15,997	—
Special Charges	662	—	662	—
Intangible Asset Amortization	389	469	2,635	938

Total Investment Banking	11,898	14,511	28,005	20,867

Investment Management
Amortization of LP Units and Certain Other Awards	574	781	1,100	1,597
Vesting of Event-based Awards	—	2,483	—	2,483
Intangible Asset Amortization	82	83	164	166

Total Investment Management	656	3,347	1,264	4,246

Total Other Expenses	$12,554	$17,858	$29,269	$25,113

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net Revenues: (1)
United States	$131,406	$117,860	$201,067	$189,615
Europe and Other	35,309	19,697	59,631	46,949
Latin America	7,747	5,126	18,023	14,615

Total	$174,462	$142,683	$278,721	$251,179

(1)	Excludes Other Revenue and Interest Expense.

The majority of the Company’s long-lived assets reside in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue trends in our advisory business generally are correlated to the volume of merger and acquisition (“M&A”) activity and/or restructuring activity, which tends to be counter-cyclical to M&A. However, deviations from this trend can occur in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity.

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

Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period. With respect to the annual awards granted in February 2012, the Company adopted new retirement eligibility criteria, which stipulates that if an employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, the employee is eligible for retirement (prior year’s awards required combined years of service and age of at least 70 years). Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give the minimum advance notice, which is generally one year. As a consequence of these changes, a greater number of employees will become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period.

Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information technology services, depreciation and amortization, acquisition and transition costs and other operating expenses. We refer to all of these expenses as non-compensation expenses.

Other Expenses

Other Expenses include amortization costs associated with the modification of unvested LP Units and certain other awards, compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees, charges associated with the vesting of Event-based awards, special charges incurred in connection with exiting facilities in the UK and amortization of intangibles associated with certain acquisitions.

Income from Equity Method Investments

Our share of the income (loss) from our equity interests in G5, ABS and Pan are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.

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

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2012 and 2011. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$154,426	$114,696	35%	$238,921	$197,748	21%
Investment Management Revenue	20,036	27,987	(28%)	39,800	53,431	(26%)
Other Revenue	1,593	4,270	(63%)	3,889	7,966	(51%)

Total Revenues	176,055	146,953	20%	282,610	259,145	9%
Interest Expense	3,558	5,749	(38%)	7,315	10,843	(33%)

Net Revenues	172,497	141,204	22%	275,295	248,302	11%

Expenses
Operating Expenses	138,748	111,731	24%	236,974	199,810	19%
Other Expenses	12,554	17,858	(30%)	29,269	25,113	17%

Total Expenses	151,302	129,589	17%	266,243	224,923	18%

Income Before Income from Equity Method Investments and Income Taxes	21,195	11,615	82%	9,052	23,379	(61%)
Income from Equity Method Investments	719	69	942%	3,104	469	562%

Income Before Income Taxes	21,914	11,684	88%	12,156	23,848	(49%)
Provision for Income Taxes	9,773	6,064	61%	5,135	10,500	(51%)

Net Income from Continuing Operations	12,141	5,620	116%	7,021	13,348	(47%)

Discontinued Operations
Income (Loss) from Discontinued Operations	—	(448)	NM	—	(1,037)	NM
Provision (Benefit) for Income Taxes	—	(87)	NM	—	(265)	NM
Net Income (Loss) Attributable to Noncontrolling Interest	—	(276)	NM	—	(657)	NM

Net Income (Loss) from Discontinued Operations	—	(85)	NM	—	(115)	NM

Net Income	12,141	5,535	119%	7,021	13,233	(47%)
Net Income Attributable to Noncontrolling Interest	4,207	3,274	28%	2,455	7,384	(67%)

Net Income Attributable to Evercore Partners Inc.	$7,934	$2,261	251%	$4,566	$5,849	(22%)

Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.25	$0.08	213%	$0.14	$0.22	(36%)
From Discontinued Operations	—	—	NM	—	—	NM

Net Income Attributable to Evercore Partners Inc.	$0.25	$0.08	213%	$0.14	$0.22	(36%)

As of June 30, 2012 and 2011 we employed approximately 850 and 700 people, respectively, worldwide.

Three Months Ended June 30, 2012 versus June 30, 2011

Net revenues were $172.5 million for the three months ended June 30, 2012, an increase of $31.3 million, or 22%, versus net revenues of $141.2 million for the three months ended June 30, 2011. Investment Banking Revenue increased 35%, and reflects the integration of the Lexicon acquisition for the three months ended June 30, 2012, and Investment Management Revenue decreased 28% compared to the three months ended June 30, 2011. See the segment discussion below for further information. Other revenue for the three months ended June 30, 2012 was lower than for the three months ended June 30, 2011 as a result of relatively lower gains on our Marketable Securities portfolios. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $138.7 million for the three months ended June 30, 2012 as compared to $111.7 million for the three months ended June 30, 2011, a 24% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $102.8 million for the three months ended June 30, 2012, an increase of $20.0 million, or 24%, versus expense of $82.8 million for the three months ended June 30, 2011. The increase was primarily due to increased compensation costs resulting from the expansion of existing businesses and our new businesses, higher discretionary incentive compensation associated with increased profitability and higher share-based compensation costs, including costs associated with the revised retirement eligibility criteria. Non-compensation expenses as a component of Operating Expenses were $36.0 million for the three months ended June 30, 2012, an increase of $7.0 million, or 24%, over non-compensation operating expenses of $29.0 million for the three months ended June 30, 2011. Non-compensation operating expenses increased compared to the three months ended June 30, 2011 primarily as a result of the expansion of our new and existing businesses, including the integration of Lexicon.

Total Other Expenses of $12.6 million for the three months ended June 30, 2012 related to compensation costs associated with unvested LP Units and certain other awards of $5.1 million, acquisition related compensation charges of $6.4 million, special charges of $0.7 million and amortization of intangibles of $0.5 million. Total Other Expenses of $17.9 million for the three months ended June 30, 2011 related to compensation costs associated with unvested LP Units and certain other awards of $5.9 million, vesting of event-based awards of $11.4 million and amortization of intangibles of $0.6 million.

As a net result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues decreased to 66% for the three months ended June 30, 2012 from 71% for the three months ended June 30, 2011.

The provision for income taxes for the three months ended June 30, 2012 was $9.8 million, which reflected an effective tax rate of 45%. The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets. The provision for income taxes for the three months ended June 30, 2011 was $6.1 million, which reflected an effective tax rate of 52%. The provision was impacted by the vesting of LP Units and certain other awards, as well as the noncontrolling interest associated with LP Units.

Income from equity method investments was $0.7 million for the three months ended June 30, 2012, as compared to $0.1 million for the three months ended June 30, 2011. The increase was primarily due to our investment in ABS, which the Company made in the fourth quarter of 2011.

Noncontrolling interest was $4.2 million for the three months ended June 30, 2012 compared to $3.3 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 versus June 30, 2011

Net revenues were $275.3 million for the six months ended June 30, 2012, an increase of $27.0 million, or 11%, versus net revenues of $248.3 million for the six months ended June 30, 2011. Investment Banking Revenue increased 21%, and reflects the integration of the Lexicon acquisition for the six months ended June 30, 2012, and Investment Management Revenue decreased 26% compared to the six months ended June 30, 2011. See the segment discussion below for further information. Other revenue for the six months ended June 30, 2012 was lower than for the six months ended June 30, 2011 as a result of relatively lower gains on our Marketable Securities portfolios. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $237.0 million for the six months ended June 30, 2012 as compared to $199.8 million for the six months ended June 30, 2011, a 19% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $169.2 million for the six months ended June 30, 2012, an increase of $24.0 million, or 17%, versus expense of $145.2 million for the six months ended June 30, 2011. The increase was primarily due to increased compensation costs resulting from the expansion of existing businesses and our new businesses, higher costs associated with employee separation arrangements and higher share-based compensation costs, including costs associated with the revised retirement eligibility criteria, offset, in part, by a reduction in discretionary incentive compensation associated with decreased profitability in our Investment Management business. Non-compensation expenses as a component of Operating Expenses were $67.7 million for the six months ended June 30, 2012, an increase of $13.0 million, or 24%, over non-compensation operating expenses of $54.7 million for the six months ended June 30, 2011. Non-compensation operating expenses increased compared to the six months ended June 30, 2011 primarily as a result of the expansion of our new and existing businesses, including the integration of Lexicon.

Total Other Expenses of $29.3 million for the six months ended June 30, 2012 related to compensation costs associated with unvested LP Units and certain other awards of $9.8 million, acquisition related compensation charges of $16.0 million, special charges of $0.7 million and amortization of intangibles of $2.8 million. Total Other Expenses of $25.1 million for the six months ended June 30, 2011 related to compensation costs associated with unvested LP Units and certain other awards of $12.6 million, vesting of event-based awards of $11.4 million and amortization of intangibles of $1.1 million.

As a net result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues increased to 71% for the six months ended June 30, 2012 from 68% for the six months ended June 30, 2011.

The provision for income taxes for the six months ended June 30, 2012 was $5.1 million, which reflected an effective tax rate of 42%. The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets. The provision for income taxes for the six months ended June 30, 2011 was $10.5 million, which reflected an effective tax rate of 44%. The provision was impacted by the vesting of LP Units and certain other awards, as well as the noncontrolling interest associated with LP Units.

Income from equity method investments was $3.1 million for the six months ended June 30, 2012, as compared to $0.5 million for the six months ended June 30, 2011. The increase was primarily due to an increase in earnings from G5 and our investment in ABS, which the Company made in the fourth quarter of 2011.

Noncontrolling interest was $2.5 million for the six months ended June 30, 2012 compared to $7.4 million for the six months ended June 30, 2011.

Impairment Assessment

During the second quarter of 2012, the Institutional Asset Management operating segment experienced a further 13% decline in AUM related to client outflows and market depreciation. The decline was principally driven by Atalanta Sosnoff’s performance and outflows. As a result, the Company determined that this met the criteria for a Step 1 impairment assessment as required by ASC 350, “Goodwill and Other Intangible Assets”, and ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, for the client-related intangible assets of Atalanta Sosnoff and the goodwill for its Institutional Asset Management reporting unit as of June 30, 2012.

The Company performed a cash flow analysis for the client-related intangible assets of Atalanta Sosnoff, which aggregated $27.7 million at June 30, 2012 (a portion of which is related to noncontrolling interest), and concluded that the estimated undiscounted future cash flows exceeded the carrying amount of the intangible assets as of June 30, 2012. In performing this analysis, the Company utilized current and forecasted AUM and average management fee data together with additional estimates and assumptions in order to determine the forecasted undiscounted cash flows related to the client-related intangible assets. A material fluctuation in factors such as earnings margins and rates of asset growth and attrition could have an effect on the results of this analysis. As a measure of sensitivity, a 30% decrease in AUM or average management fees earned would have had no impact on the conclusion reached in this analysis.

The amount of Goodwill allocated to the Institutional Asset Management reporting unit was $94.7 million as of June 30, 2012, of which a portion is related to noncontrolling interest. In determining the fair value of this reporting unit, we utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 15%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a further significant decline in AUM and related revenues in the second half of 2012 and, over the longer term, assumes a compound annual growth rate in revenues of 7% from the trailing twelve month period ended June 30, 2012. We used our best judgment and the information available to us at the time to perform this valuation. Because assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. As of June 30, 2012, we concluded that the fair value of our Institutional Asset Management reporting unit exceeded its carrying value by approximately 7%. Deterioration in these assumptions, including a period of sustained decline in the equity markets, would cause the estimated fair value of the reporting unit to decline, which may result in an impairment charge to earnings in a future period related to some portion of the associated goodwill. We estimate that an assumed 10% decrease in forecasted AUM and related revenue throughout the entire forecasted period, would result in the fair value of the Institutional Asset Management reporting unit to be below its book value. If a charge for impairment of goodwill in the Institutional Asset Management reporting unit were required in a future period, it would be allocated, in part, to noncontrolling interest.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue (1)	$154,426	$114,696	35%	$238,921	$197,748	21%
Other Revenue, net (2)	(1,262)	(720)	(75%)	(1,972)	(1,393)	(42%)

Net Revenues	153,164	113,976	34%	236,949	196,355	21%

Expenses
Operating Expenses	118,683	88,340	34%	197,659	153,661	29%
Other Expenses	11,898	14,511	(18%)	28,005	20,867	34%

Total Expenses	130,581	102,851	27%	225,664	174,528	29%

Operating Income (3)	22,583	11,125	103%	11,285	21,827	(48%)
Income (Loss) from Equity Method Investments	(33)	134	NM	1,595	916	74%

Pre-Tax Income	$22,550	$11,259	100%	$12,880	$22,743	(43%)

(1)	Includes client related expenses of $3.0 million and $4.5 million for the three and six months ended June 30, 2012, respectively, and $3.0 million and $6.6 million for the three and six months ended June 30, 2011, respectively.
(2)	Includes interest expense on the Senior Notes of $1.1 million and $2.1 million for the three and six months ended June 30, 2012, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2011, respectively.
(3)	Includes Noncontrolling interest of $0.02 million and ($0.3) million for the three and six months ended June 30, 2012, respectively, and ($1.0) million and ($1.7) million for the three and six months ended June 30, 2011, respectively.

For the three and six months ended June 30, 2012, the level of announced and completed M&A activity for the market was lower versus the three and six months ended June 30, 2011, as evidenced by the following statistics regarding the volume of transactions:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$221	$265	(17%)	$385	$590	(35%)
Value of North American M&A Deals Completed	$287	$316	(9%)	$462	$585	(21%)
Value of Global M&A Deals Announced	$602	$676	(11%)	$1,089	$1,385	(21%)
Value of Global M&A Deals Completed	$532	$695	(23%)	$918	$1,316	(30%)

Evercore Statistics **
Total Number of Fee Paying Advisory Clients	137	77	78%	165	118	40%
Investment Banking Fees of at Least $1 million From Advisory Clients	30	21	43%	50	38	32%

*	Source: Thomson Financial July 6, 2012
**	Includes revenue generating clients only

Investment Banking Results of Operations

Three Months Ended June 30, 2012 versus June 30, 2011

Net Investment Banking Revenues were $153.2 million for the three months ended June 30, 2012 compared to $114.0 million for the three months ended June 30, 2011, which represented an increase of 34%. Investment Banking Revenues for the three months ended June 30, 2012 included $5.1 million and $2.7 million of commissions and underwriting revenues, respectively, compared to $3.4 million and $4.4 million, respectively, for the three months ended June 30, 2011. We earned revenue from 137 advisory clients during the three months ended June 30, 2012 and 30 fees which exceeded $1.0 million in revenue, compared to 77 clients during the three months ended June 30, 2011 and 21 fees which exceeded $1.0 million in revenue. Further, the three months ended June 30, 2012 includes the integration of the Lexicon acquisition, which occurred in the third quarter of 2011.

Operating Expenses were $118.7 million for the three months ended June 30, 2012, as compared to $88.3 million for the three months ended June 30, 2011, an increase of $30.4 million, or 34%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $89.8 million for the three months ended June 30, 2012, as compared to $67.3 million for the three months ended June 30, 2011, an increase of $22.5 million, or 34%. The increase was due to compensation costs resulting primarily from increased headcount in our advisory business, including growth relating to the acquisition of Lexicon, higher discretionary incentive compensation associated with increased profitability and higher share-based compensation costs, including costs associated with the revised retirement eligibility criteria. Non-compensation expenses, as a component of Operating Expenses, were $28.9 million for the three months ended June 30, 2012, as compared to $21.0 million for the three months ended June 30, 2011, an increase of $7.9 million, or 37%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business, as well as additional costs from our acquisition of Lexicon. The increase in Investment Banking headcount has led directly and indirectly to cost increases relating to occupancy, travel, professional and regulatory fees.

Other Expenses of $11.9 million for the three months ended June 30, 2012 included $4.5 million related to compensation costs associated with unvested LP Units and certain other awards, $6.4 million of acquisition related compensation charges, $0.7 million of special charges and $0.4 million of intangible asset amortization. Other Expenses of $14.5 million for the three months ended June 30, 2011 included $5.1 million related to compensation costs associated with unvested LP Units and certain other awards, vesting of event-based awards of $8.9 million and $0.5 million of intangible asset amortization.

Six Months Ended June 30, 2012 versus June 30, 2011

Net Investment Banking Revenues were $236.9 million for the six months ended June 30, 2012 compared to $196.4 million for the six months ended June 30, 2011, an increase of 21%. Investment Banking Revenues for the six months ended June 30, 2012 included $9.3 million and $10.0 million of commissions and underwriting revenues, respectively, compared to $5.9 million and $7.6 million, respectively, for the six months ended June 30, 2011. We earned revenue from 165 advisory clients during the six months ended June 30, 2012 and 50 fees which exceeded $1.0 million in revenue, compared to 118 clients during the six months ended June 30, 2011 and 38 fees which exceeded $1.0 million in revenue. Further, the six months ended June 30, 2012 also includes the integration of the Lexicon acquisition.

Operating Expenses were $197.7 million for the six months ended June 30, 2012, as compared to $153.7 million for the six months ended June 30, 2011, an increase of $44.0 million, or 29%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $144.3 million for the six months ended June 30, 2012, as compared to $114.8 million for the six months ended June 30, 2011, an increase of $29.5 million, or 26%. The increase was due to compensation costs resulting primarily from increased headcount in our advisory business, including growth relating to the acquisition of Lexicon, higher costs associated with employee separation arrangements and higher share-based compensation costs, including costs associated with the revised retirement eligibility criteria, offset in part by a reduction in discretionary incentive compensation associated with decreased profitability. Non-compensation expenses, as a component of Operating Expenses, were $53.4 million for the six months ended June 30, 2012, as compared to $38.9 million for the six months ended June 30, 2011, an increase of $14.5 million, or 37%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business, as well as additional costs from our acquisition of Lexicon. The increase in Investment Banking headcount has led directly and indirectly to cost increases relating to occupancy, travel, professional and regulatory fees.

Other Expenses of $28.0 million for the six months ended June 30, 2012 included $8.7 million related to compensation costs associated with unvested LP Units and certain other awards, $16.0 million of acquisition related compensation charges, $0.7 million of special charges and $2.6 million of intangible asset amortization. Other Expenses of $20.9 million for the six months ended June 30, 2011 included $11.0 million related to compensation costs associated with unvested LP Units and certain other awards, vesting of event-based awards of $8.9 million and $0.9 million of intangible asset amortization.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$4,906	$3,764	30%	$9,431	$7,232	30%
Institutional Asset Management	12,504	17,641	(29%)	25,103	35,779	(30%)
Private Equity	1,810	1,714	6%	3,545	3,443	3%

Total Investment Advisory and Management Fees	19,220	23,119	(17%)	38,079	46,454	(18%)

Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,117	990	13%	2,329	2,157	8%
Private Equity	(301)	3,878	NM	(608)	4,820	NM

Total Realized and Unrealized Gains	816	4,868	(83%)	1,721	6,977	(75%)

Investment Management Revenue (1)	20,036	27,987	(28%)	39,800	53,431	(26%)
Other Revenue, net (2)	(703)	(759)	7%	(1,454)	(1,484)	2%

Net Investment Management Revenues	19,333	27,228	(29%)	38,346	51,947	(26%)

Expenses
Operating Expenses	20,065	23,391	(14%)	39,315	46,149	(15%)
Other Expenses	656	3,347	(80%)	1,264	4,246	(70%)

Total Expenses	20,721	26,738	(23%)	40,579	50,395	(19%)

Operating Income (Loss) (3)	(1,388)	490	NM	(2,233)	1,552	NM
Income (Loss) from Equity Method Investments (4)	752	(65)	NM	1,509	(447)	NM

Pre-Tax Income (Loss) (5)	$(636)	$425	NM	$(724)	$1,105	NM

(1)	Includes transaction-related client reimbursements of $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2011, respectively.
(2)	Includes interest expense on the Senior Notes of $0.9 million and $1.8 million for the three and six months ended June 30, 2012, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2011, respectively.
(3)	Includes Noncontrolling interest of $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2011, respectively.
(4)	Equity in G5, ABS and Pan are classified as Income from Equity Method Investments.
(5)	Amounts above exclude the results of EAM for the three and six months ended June 30, 2011. These results were reclassified to Discontinued Operations during the fourth quarter of 2011.

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

In June 2012, the Company held an initial closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The initial closing subscribed capital commitments of $59.2 million, which included a capital commitment of $2.0 million by the Company.

ECP II earns management fees of 1% of invested capital. Starting January 1, 2010, pursuant to an amendment to the Evercore Capital Partners L.P. and its affiliates Partnership Agreement, no management fees were earned. Our Mexican private equity funds EMCP II and EMCP III earn management fees of 2.25% and 2.0%, respectively, on committed capital during its investment period and 2.25% and 2.0%, respectively, on net funded committed capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the general partner of ECP II and 100% of Carried Interest in EMCP II and EMCP III. A significant portion of any gains recognized related to ECP II and any carried interest recognized related to ECP II, EMCP II and EMCP III is distributed to certain of our private equity professionals. In the event the funds perform poorly we may be obligated to repay certain carried interest previously distributed. As of June 30, 2012, we had $2.7 million of previously received carried interest that may be subject to repayment.

We made equity method investments in G5 and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.

Assets Under Management

AUM for our Investment Management business of $11.8 billion at June 30, 2012, decreased from $13.0 billion at December 31, 2011. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 49% of Level I investments and 51% of Level II investments as of June 30, 2012 and December 31, 2011 and Institutional Asset Management maintained 91% and 92% of Level I investments and 9% and 8% of Level II investments as of June 30, 2012 and December 31, 2011, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements. Private Equity assets represent primarily Level III investments. The following table summarizes AUM activity for the six months ended June 30, 2012:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2011	$3,240	$9,173	$605	$13,018
Inflows	190	437	—	627
Outflows	(45)	(1,552)	(159)	(1,756)
Market Appreciation	116	899	—	1,015

Balance at March 31, 2012	$3,501	$8,957	$446	$12,904
Inflows	191	245	59	495
Outflows	(37)	(1,034)	(75)	(1,146)
Market Appreciation (Depreciation)	(42)	(400)	—	(442)

Balance at June 30, 2012	$3,613	$7,768	$430	$11,811

Note: Amounts above at December 31, 2011 exclude AUM associated with EAM. Results for EAM were reclassified to Discontinued Operations during the fourth quarter of 2011.

AUM decreased from December 31, 2011 primarily due to net outflows in Institutional Asset Management partially offset by market appreciation in Institutional Asset Management and Wealth Management.

Three Months Ended June 30, 2012 versus June 30, 2011

Net Investment Management Revenues were $19.3 million for the three months ended June 30, 2012, compared to $27.2 million for the three months ended June 30, 2011. Fee-based revenues earned from the management of client portfolios and other investment advisory services decreased 17% from the three months ended June 30, 2011, reflecting a decline in AUM starting in the second half of 2011. Fee-based revenues included $0.3 million of revenues from performance fees during the three months ended June 30, 2012 compared to $0.1 million for the three months ended June 30, 2011. Realized and Unrealized Gains decreased from the prior year primarily resulting from losses in our private equity funds, which were principally driven by unrealized losses on portfolio companies in the U.S., as well as carried interest from Trilantic earned during the second quarter of 2011. Income (loss) from equity method investments increased from the three months ended June 30, 2011 primarily as a result of income from our investment in ABS.

Operating Expenses were $20.1 million for the three months ended June 30, 2012, as compared to $23.4 million for the three months ended June 30, 2011, a decrease of $3.3 million, or 14%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $13.0 million for the three months ended June 30, 2012, as compared to $15.5 million for the three months ended June 30, 2011, a decrease of $2.5 million, or 16%. The decrease was due primarily to lower discretionary incentive compensation consistent with the overall decrease in profitability. Non-compensation expenses, as a component of Operating Expenses, were $7.1 million for the three months ended June 30, 2012, down from $7.9 million for the three months ended June 30, 2011.

Other Expenses of $0.7 million for the three months ended June 30, 2012 included $0.6 million related to compensation costs associated with unvested LP Units and certain other awards and $0.1 million of intangible asset amortization. Other Expenses of $3.3 million for the three months ended June 30, 2011 included $0.8 million related to compensation costs associated with unvested LP Units and certain other awards, vesting of event-based awards of $2.5 million and amortization of intangibles of $0.1 million.

Six Months Ended June 30, 2012 versus June 30, 2011

Net Investment Management Revenues were $38.3 million for the six months ended June 30, 2012, compared to $51.9 million for the six months ended June 30, 2011. Fee-based revenues earned from the management of client portfolios and other investment advisory services decreased 18% from the six months ended June 30, 2011, reflecting a decline in AUM starting in the second half of 2011. Fee-based revenues included $0.4 million of revenues from performance fees during the six months ended June 30, 2012 compared to $0.1 million for the six months ended June 30, 2011. Realized and Unrealized Gains decreased from the prior year primarily resulting from losses in our private equity funds, which were principally driven by unrealized losses on portfolio companies in the U.S., as well as carried interest from Trilantic earned during the second quarter of 2011. Income (loss) from equity method investments increased from the six months ended June 30, 2011 primarily as a result of income from our investment in ABS.

Operating Expenses were $39.3 million for the six months ended June 30, 2012, as compared to $46.1 million for the six months ended June 30, 2011, a decrease of $6.8 million, or 15%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $24.9 million for the six months ended June 30, 2012, as compared to $30.4 million for the six months ended June 30, 2011, a decrease of $5.5 million, or 18%. The decrease was due primarily to lower discretionary incentive compensation consistent with the overall decrease in profitability. Non-compensation expenses, as a component of Operating Expenses, were $14.4 million for the six months ended June 30, 2012, down from $15.8 million for the six months ended June 30, 2011.

Other Expenses of $1.3 million for the six months ended June 30, 2012 included $1.1 million related to compensation costs associated with unvested LP Units and certain other awards and $0.2 million of intangible asset amortization. Other Expenses of $4.2 million for the six months ended June 30, 2011 included $1.6 million related to compensation costs associated with unvested LP Units and certain other awards, vesting of event-based awards of $2.5 million and amortization of intangibles of $0.2 million.

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

	For the Six Months Ended June 30,
	2012	2011
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$7,021	$12,576
Non-cash charges	70,036	53,222
Other operating activities	(74,384)	(58,064)

Operating activities	2,673	7,734
Investing activities	26,098	19,627
Financing activities	(59,808)	35,788
Effect of exchange rate changes	(1,200)	(37)

Net Increase (Decrease) in Cash and Cash Equivalents	(32,237)	63,112

Cash and Cash Equivalents
Beginning of Period	182,905	141,337

End of Period	$150,668	$204,449

Six Months Ended June 30, 2012. Cash and Cash Equivalents were $150.7 million at June 30, 2012, a decrease of $32.2 million versus Cash and Cash Equivalents of $182.9 million at December 31, 2011. Operating activities resulted in a net inflow of $2.7 million, primarily related to earnings, offset by a decrease in accrued compensation and benefits. Cash of $26.1 million was provided by investing activities primarily related to net proceeds from maturities and sales of our marketable securities, offset by fixed assets purchased, primarily related to new office space in the UK. Financing activities during the period used cash of $59.8 million, primarily for the payment of dividends, distributions to Partners and treasury stock purchases.

Six Months Ended June 30, 2011. Cash and Cash Equivalents were $204.4 million at June 30, 2011, an increase of $63.1 million versus Cash and Cash Equivalents of $141.3 million at December 31, 2010. Operating activities resulted in a net inflow of $7.7 million, primarily related to earnings, partially offset by an increase in accounts receivable and a decrease in accrued compensation and benefits. Cash of $19.6 million was provided by investing activities primarily related to proceeds from maturities and sales of our marketable securities. Financing activities during the period provided cash of $35.8 million, primarily from our June 2011 offering of Class A common stock, offset by the payment of dividends, distributions to Partners and treasury stock purchases.

Liquidity and Capital Resources

General

Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses and accrued employee compensation. We traditionally have made payments for employee bonus awards and year-end distributions to Partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares are paid when and if declared by the Board of Directors, which is generally quarterly.

We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in the lower revenues and cash flows. For a further discussion of risks related to our business, refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2011.

In October 2010, our Board of Directors authorized the repurchase of up to 2 million Class A Shares and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2012, we repurchased 927,000 shares for $23.3 million pursuant to this program.

In addition, periodically, we purchase LP Units in conjunction with follow-on offerings and we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2012, we repurchased 610,606 shares for $17.1 million primarily related to minimum tax withholding requirements of share deliveries.

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

Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of June 30, 2012, we were in compliance with all of these covenants.

We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7.3 million and secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.

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

Collateralized Financing Activity at ECB

ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.8 years, as of June 30, 2012, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

We periodically assess the collectability or credit quality related to securities purchased under agreements to resell; as of June 30, 2012, the Company believes it maintains a sufficient level of cash or collateral.

As of June 30, 2012 and December 31, 2011, a summary of ECB’s assets, liabilities, collateral received or pledged and risk measures related to its collateralized financing activities is as follows:

	June 30, 2012		December 31, 2011
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$121,347		$127,178
Securities Purchased Under Agreements to Resell	—	$—	2,146	$2,143

Total Assets	121,347		129,324
Liabilities
Securities Sold Under Agreements to Repurchase	(121,548)	$(121,723)	(129,577)	$(129,809)

Net Liabilities	$(201)		$(253)

Risk Measures
Value at Risk	$34		$65

Sensitivity to a 100 basis point increase in the interest rate	$(255)		$(366)

Sensitivity to a 100 basis point decrease in the interest rate	$255		$366

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of June 30, 2012, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from this disclosure.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $6.9 million and $5.8 million as of June 30, 2012 and December 31, 2011, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EWM and G5. These funds principally hold readily-marketable investment securities. As of June 30, 2012, the fair value of our investments with these products, based on closing prices, was $10.7 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.1 million for the three months ended June 30, 2012.

See “-Liquidity and Capital Resources” above for a discussion.

Private Equity Funds

Through our principal investments in our private equity funds and our ability to earn carried interest from these funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest. Our professionals devote considerable time and resources to work closely with the portfolio company’s management to assist in designing a business strategy, allocating capital and other resources and evaluating expansion or acquisition opportunities. On a quarterly basis, we perform a comprehensive analysis and valuation of all of the portfolio companies. Our analysis includes reviewing the current market conditions and valuations of each portfolio company. Valuations and analysis regarding our investments in CSI Capital and Trilantic are performed by their respective professionals, and thus we are not involved in determining the fair value for the portfolio companies of such funds.

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.5 million for the three months ended June 30, 2012.

Exchange Rate Risk

We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil and Hong Kong which creates foreign exchange rate risk. Their respective functional currencies are the Mexican peso, British pound sterling, Brazilian real and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2012, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $8 thousand. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

Credit Risks

We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of June 30, 2012 and December 31, 2011, total receivables amounted to $54.1 million and $52.1 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the six months ended June 30, 2012 and 2011.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2012, we had Marketable Securities of $47.1 million, of which 55% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 45% were Seed Capital Investments and mutual funds.

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

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None

Issuer Purchases of Equity Securities

2012	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (2)
April 1 to April 30	54,642	$26.02	30,000	$84,213,616
May 1 to May 31	910,959	25.12	897,000	61,688,777
June 1 to June 30	49,497	24.05	—	61,688,777

Total	1,015,098	$25.12	927,000	$61,688,777

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
(2)	In October 2010, Evercore’s Board authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2012

Evercore Partners Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/s/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)