Form 10-Q
period 2012-09-30
Evercore Partners Inc.
filed 2012-11-07
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 31, 2012 was 29,280,213. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 31, 2012 was 45 (excluding 55 shares of Class B common stock held by a subsidiary of the registrant).

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and Cash Equivalents	$162,341	$182,905
Marketable Securities	42,838	81,288
Financial Instruments Owned and Pledged as Collateral at Fair Value	139,209	127,178
Securities Purchased Under Agreements to Resell	973	2,146
Accounts Receivable (net of allowances of $2,035 and $1,964 at September 30, 2012 and December 31, 2011, respectively)	72,666	52,060
Receivable from Employees and Related Parties	5,539	7,793
Deferred Tax Assets - Current	8,930	8,621
Other Current Assets	17,733	23,869

Total Current Assets	450,229	485,860
Investments	110,168	108,930
Deferred Tax Assets - Non-Current	202,337	186,689
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $18,447 and $13,490 at September 30, 2012 and December 31, 2011, respectively)	28,949	21,437
Goodwill	182,227	177,849
Intangible Assets (net of accumulated amortization of $34,360 and $25,701 at September 30, 2012 and December 31, 2011, respectively)	32,491	40,909
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	12,163	11,718

Total Assets	$1,028,764	$1,043,592

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$83,544	$125,869
Accounts Payable and Accrued Expenses	16,278	17,849
Securities Sold Under Agreements to Repurchase	140,443	129,577
Payable to Employees and Related Parties	10,259	12,647
Taxes Payable	5,138	5,159
Other Current Liabilities	10,252	11,796

Total Current Liabilities	265,914	302,897
Notes Payable	100,933	99,664
Amounts Due Pursuant to Tax Receivable Agreements	151,335	137,448
Other Long-term Liabilities	16,515	15,490

Total Liabilities	534,697	555,499

Commitments and Contingencies (Note 16)
Redeemable Noncontrolling Interest	24,034	22,267
Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 34,448,133 and 31,014,265 issued at September 30, 2012 and December 31, 2011, respectively, and 29,041,661 and 27,941,307 outstanding at September 30, 2012 and December 31, 2011, respectively)	345	310
Class B, par value $0.01 per share (1,000,000 shares authorized, 45 and 47 issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	—	—
Additional Paid-In-Capital	645,554	575,122
Accumulated Other Comprehensive Income (Loss)	(9,604)	(12,058)
Retained Earnings (Deficit)	(88,137)	(76,703)
Treasury Stock at Cost (5,406,472 and 3,072,958 shares at September 30, 2012 and December 31, 2011, respectively)	(138,384)	(79,007)

Total Evercore Partners Inc. Stockholders’ Equity	409,774	407,664
Noncontrolling Interest	60,259	58,162

Total Equity	470,033	465,826

Total Liabilities and Equity	$1,028,764	$1,043,592

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Investment Banking Revenue	$133,850	$139,995	$372,771	$337,743
Investment Management Revenue	20,434	24,723	60,234	78,154
Other Revenue, Including Interest	2,760	3,036	6,649	11,002

Total Revenues	157,044	167,754	439,654	426,899
Interest Expense	4,015	4,573	11,330	15,416

Net Revenues	153,029	163,181	428,324	411,483

Expenses
Employee Compensation and Benefits	101,364	113,634	296,381	282,800
Occupancy and Equipment Rental	8,882	5,976	26,273	16,767
Professional Fees	10,752	9,395	26,080	25,404
Travel and Related Expenses	6,802	5,856	21,183	15,785
Communications and Information Services	2,915	1,574	8,731	5,548
Depreciation and Amortization	3,828	4,886	12,870	10,882
Special Charges	—	2,626	662	2,626
Acquisition and Transition Costs	—	1,178	148	2,312
Other Operating Expenses	4,241	4,614	12,699	12,538

Total Expenses	138,784	149,739	405,027	374,662

Income Before Income from Equity Method Investments and Income Taxes	14,245	13,442	23,297	36,821
Income from Equity Method Investments	415	195	3,519	664

Income Before Income Taxes	14,660	13,637	26,816	37,485
Provision for Income Taxes	7,187	11,144	12,322	21,644

Net Income from Continuing Operations	7,473	2,493	14,494	15,841

Discontinued Operations
Income (Loss) from Discontinued Operations	—	(1,718)	—	(2,755)
Provision (Benefit) for Income Taxes	—	(518)	—	(783)

Net Income (Loss) from Discontinued Operations	—	(1,200)	—	(1,972)

Net Income	7,473	1,293	14,494	13,869
Net Income (Loss) Attributable to Noncontrolling Interest	2,172	(466)	4,627	6,261

Net Income Attributable to Evercore Partners Inc.	$5,301	$1,759	$9,867	$7,608

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$5,280	$1,936	$9,804	$7,858
From Discontinued Operations	—	(198)	—	(313)

Net Income Attributable to Evercore Partners Inc.	$5,280	$1,738	$9,804	$7,545

Weighted Average Shares of Class A Common Stock Outstanding
Basic	28,841	28,967	29,063	25,146
Diluted	31,440	31,235	31,973	28,534
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.18	$0.06	$0.34	$0.31
From Discontinued Operations	—	—	—	(0.01)

Net Income Attributable to Evercore Partners Inc.	$0.18	$0.06	$0.34	$0.30

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.17	$0.06	$0.31	$0.27
From Discontinued Operations	—	—	—	(0.01)

Net Income Attributable to Evercore Partners Inc.	$0.17	$0.06	$0.31	$0.26

Dividends Declared per Share of Class A Common Stock	$0.20	$0.18	$0.60	$0.54

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$7,473	$1,293	$14,494	$13,869

Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities, net	442	(2,654)	440	(1,991)
Foreign Currency Translation Adjustment Gain (Loss)	3,039	(8,978)	3,047	(6,586)

Other Comprehensive Income (Loss)	3,481	(11,632)	3,487	(8,577)

Comprehensive Income (Loss)	10,954	(10,339)	17,981	5,292
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	3,266	(3,744)	5,660	4,471

Comprehensive Income (Loss) Attributable to Evercore Partners Inc.	$7,688	$(6,595)	$12,321	$821

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2012
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2011	31,014,265	$310	$575,122	$(12,058)	$(76,703)	(3,072,958)	$(79,007)	$58,162	$465,826
Net Income	—	—	—	—	9,867	—	—	4,627	14,494
Other Comprehensive Income	—	—	—	2,454	—	—	—	1,033	3,487
Treasury Stock Purchases	—	—	—	—	—	(2,553,462)	(65,018)	—	(65,018)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,677,513	17	9,715	—	—	—	—	(7,264)	2,468
Stock-based Compensation Awards	1,756,355	18	58,275	—	—	—	—	16,019	74,312
Shares Issued as Consideration for Acquisitions and Investments	—	—	(76)	—	—	219,948	5,641	—	5,565
Dividends and Equivalents	—	—	3,598	—	(21,301)	—	—	—	(17,703)
Noncontrolling Interest (Note 13)	—	—	(1,080)	—	—	—	—	(12,318)	(13,398)

Balance at September 30, 2012	34,448,133	$345	$645,554	$(9,604)	$(88,137)	(5,406,472)	$(138,384)	$60,259	$470,033

	For the Nine Months Ended September 30, 2011
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2010	21,497,691	$215	$400,719	$(4,193)	$(61,504)	(1,514,045)	$(34,538)	$66,542	$367,241
Net Income	—	—	—	—	7,608	—	—	6,261	13,869
Other Comprehensive Income (Loss)	—	—	—	(6,787)	—	—	—	(1,790)	(8,577)
Treasury Stock Purchases	—	—	—	—	—	(1,221,248)	(35,094)	—	(35,094)
Proceeds from Equity Offering, Net of Direct Expenses	5,364,991	54	167,880	—	—	—	—	—	167,934
Evercore LP Units Purchased or Converted into Class A Common Stock	352,487	3	(75,146)	—	—	—	—	(11,990)	(87,133)
Stock-based Compensation Awards	2,917,832	29	51,479	—	—	—	—	15,808	67,316
Shares Issued as Consideration for Acquisitions and Investments	—	—	—	—	—	27,867	636	—	636
Dividends and Equivalents	—	—	1,866	—	(15,457)	—	—	—	(13,591)
Noncontrolling Interest (Note 13)	—	—	3,587	—	—	—	—	(15,650)	(12,063)

Balance at September 30, 2011	30,133,001	$301	$550,385	$(10,980)	$(69,353)	(2,707,426)	$(68,996)	$59,181	$460,538

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net Income	$14,494	$13,869
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized and Unrealized (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(1,611)	(6,517)
Equity-Based and Other Deferred Compensation	86,950	67,985
Depreciation, Amortization and Accretion	14,202	13,129
Bad Debt Expense	566	953
Deferred Taxes	(1,109)	9,516
Decrease (Increase) in Operating Assets:
Marketable Securities	553	449
Financial Instruments Owned and Pledged as Collateral at Fair Value	(856)	(60,466)
Securities Purchased Under Agreements to Resell	1,321	67,087
Accounts Receivable	(19,995)	(10,866)
Receivable from Employees and Related Parties	2,254	(3,365)
Other Assets	5,221	4,642
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(49,418)	22,654
Accounts Payable and Accrued Expenses	(1,185)	1,204
Securities Sold Under Agreements to Repurchase	(478)	(6,478)
Payables to Employees and Related Parties	(2,388)	(1,383)
Taxes Payable	(886)	(2,285)
Deferred Revenue	3,478	—
Other Liabilities	(4,072)	(73)

Net Cash Provided by Operating Activities	47,041	110,055

Cash Flows From Investing Activities
Investments Purchased	(1,214)	(670)
Distributions of Private Equity Investments	906	1,430
Marketable Securities:
Proceeds from Sales and Maturities	60,642	69,618
Purchases	(22,618)	(42,524)
Cash Paid for Acquisitions, net of cash acquired	—	(30,397)
Change in Restricted Cash	2,393	—
Purchase of Furniture, Equipment and Leasehold Improvements	(11,874)	(2,588)

Net Cash Provided by (Used in) Investing Activities	28,235	(5,131)

Cash Flows From Financing Activities
Payments for Settlement of Debt and Capital Lease Obligations	—	(8,335)
Issuance of Noncontrolling Interests	296	1,009
Distributions to Noncontrolling Interests—Evercore LP Limited Partners	(11,984)	(16,656)
Cash Paid for Deferred and Contingent Consideration	(3,000)	(5,140)
Proceeds from Equity Offering, Net of Direct Expenses	—	168,140
Purchase of Evercore LP Units and Treasury Stock	(65,159)	(130,231)
Dividends—Class A Stockholders	(17,703)	(13,591)
Other	787	5,127

Net Cash (Used in) Provided by Financing Activities	(96,763)	323

Effect of Exchange Rate Changes on Cash	923	(2,658)

Net (Decrease) Increase in Cash and Cash Equivalents	(20,564)	102,589
Cash and Cash Equivalents-Beginning of Period	182,905	141,337

Cash and Cash Equivalents-End of Period	$162,341	$243,926

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$11,694	$15,883

Payments for Income Taxes	$8,565	$13,749

Furniture, Equipment and Leasehold Improvements Accrued	$397	$—

Decrease in Fair Value of Redeemable Noncontrolling Interest	$1,303	$3,650

Dividend Equivalents Issued	$3,598	$1,866

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization

Evercore Partners Inc. and subsidiaries (the “Company”) is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership (“Evercore LP”). Subsequent to the Company’s initial public offering (“IPO”), the Company became the sole general partner of Evercore LP. The Company operates from its offices in the United States, the United Kingdom, Mexico, Hong Kong, Canada and, through its affiliate Evercore G5 Holdings S.A. (“G5”), in Brazil.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

Discontinued Operations – In October 2011, Evercore Asset Management L.L.C. (“EAM”) announced its plan to wind down its business. Management and the Company made this decision because EAM was unable to attain sufficient scale to be a viable business due to several factors including the ongoing effects of the financial crisis. The wind down of EAM’s business was completed by December 31, 2011. Accordingly, the historical results of EAM have been reclassified to Discontinued Operations on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011.

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

Note 4 – Special Charges, Acquisition and Transition Costs and Intangible Asset Amortization

Special Charges—The Company has recognized costs of $662 for the nine months ended September 30, 2012, as Special Charges incurred in connection with exiting facilities in the UK, and $2,626 for the three and nine months ended September 30, 2011, as Special Charges incurred in connection with the exiting of a lease commitment for office space of $731 and an introducing fee in connection with the acquisition of The Lexicon Partnership LLP (“Lexicon”) of $1,895.

Acquisition and Transition Costs—The Company has recognized as an expense $148 for the nine months ended September 30, 2012 and $1,178 and $2,312 for the three and nine months ended September 30, 2011, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.

Intangible Asset Amortization—Expense associated with the amortization of intangible assets for Investment Banking was $593 and $3,636 for the three and nine months ended September 30, 2012, respectively, and $2,208 and $3,558 for the three and nine months ended September 30, 2011, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $1,674 and $5,023 for the three and nine months ended September 30, 2012, respectively, and $1,670 and $5,010 for the three and nine months ended September 30, 2011, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.

Note 5 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $1,601 and $3,588 for the three and nine months ended September 30, 2012, respectively, and $3,002 and $5,378 for the three and nine months ended September 30, 2011, respectively.

Other Assets on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2012, includes $1,936 of receivables from certain employees as part of compensation arrangements.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 6 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$—	$—	$—	$—	$1,008	$—	$2	$1,006
Municipal Bonds	—	—	—	—	9,544	9	—	9,553
Other Debt Securities	—	—	—	—	2,000	—	—	2,000
Seed Capital Investments	9,963	1,160	17	11,106	10,905	812	27	11,690

Total Available-for-Sale	9,963	1,160	17	11,106	23,457	821	29	24,249

Debt Securities Carried by EGL	20,399	252	—	20,651	47,583	518	—	48,101
Mutual Funds	10,650	544	113	11,081	9,350	191	603	8,938

Total	$41,012	$1,956	$130	$42,838	$80,390	$1,530	$632	$81,288

Scheduled maturities of the Company’s available-for-sale debt securities as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$805	$806	$8,699	$8,703
Due after one year through five years	1,094	1,111	3,853	3,856
Due after five years through 10 years	283	295	—	—

Total	$2,182	$2,212	$12,552	$12,559

Debt Securities

The Company invests in corporate and municipal bonds and other debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. Unrealized gains and losses for these securities are included in Accumulated Other Comprehensive Income and realized gains and losses are included in earnings. The Company had realized gains of $0 and $2 for the three and nine months ended September 30, 2012, respectively, and $11 and $86 for the three and nine months ended September 30, 2011, respectively.

Seed Capital Investments

Seed Capital Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at quoted market value with unrealized gains and losses included in Accumulated Other Comprehensive Income and realized gains and losses included in earnings. The Company had realized gains (losses) of ($11) and ($29) for the three and nine months ended September 30, 2012, respectively, and $61 and $521 for the three and nine months ended September 30, 2011, respectively.

Debt Securities Carried by EGL

EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($147) and ($553) for the three and nine months ended September 30, 2012, respectively, and ($44) and ($448) for the three and nine months ended September 30, 2011, respectively.

Mutual Funds

During the first quarter of 2011, the Company began to invest in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $494 and $948 for the three and nine months ended September 30, 2012, respectively, and ($740) and ($590) for the three and nine months ended September 30, 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”, formerly Protego Casa de Bolsa, S.A. de C.V.), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 2.8 years, as of September 30, 2012, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.

As of September 30, 2012 and December 31, 2011, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	September 30, 2012		December 31, 2011
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$139,209		$127,178
Securities Purchased Under Agreements to Resell	973	$975	2,146	$2,143

Total Assets	$140,182		$129,324

Liabilities
Securities Sold Under Agreements to Repurchase	$(140,443)	$(140,650)	$(129,577)	$(129,809)

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

A summary of the Company’s investments in private equity funds as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
ECP II	$4,357	$5,037
Discovery Fund	2,594	2,393
EMCP II	11,123	9,674
EMCP III	749	—
CSI Capital	2,259	3,496
Trilantic IV	5,401	4,551

Total Private Equity Funds	$26,483	$25,151

Net realized and unrealized gains (losses) on private equity fund investments, including performance fees, were $423 and ($185) for the three and nine months ended September 30, 2012, respectively, and $1,728 and $6,548 for the three and nine months ended September 30, 2011, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2012, the Company had $2,701 of previously received carried interest that may be subject to repayment.

Trilantic Capital Partners

During the first quarter of 2010, the Company made an investment in Trilantic Capital Partners (“Trilantic”). See Note 13 for further information. This investment had a balance of $15,015 and $15,549 as of September 30, 2012 and December 31, 2011, respectively.

Equity Method Investments

A summary of the Company’s other equity method investments as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
G5	$19,498	$20,595
ABS	46,398	45,104
Pan	2,774	2,531

Total	$68,670	$68,230

G5

During the fourth quarter of 2010, the Company made an equity method investment in G5. At September 30, 2012, the Company’s economic ownership interest in G5 was 50%. This investment resulted in earnings (losses) of ($300) and $970 for the three and nine months ended September 30, 2012, respectively, and $256 and $1,010 for the three and nine months ended September 30, 2011, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

ABS

During the fourth quarter of 2011, the Company made an equity method investment in ABS. At September 30, 2012, the Company’s economic ownership interest in ABS was 44%. This investment resulted in earnings of $796 and $2,418 for the three and nine months ended September 30, 2012, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statement of Operations.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Pan

In 2008, the Company made an equity method investment in Pan and maintains a 50% interest at September 30, 2012. This investment resulted in earnings (losses) of ($81) and $131 for the three and nine months ended September 30, 2012, respectively, and ($61) and ($346) for the three and nine months ended September 30, 2011, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

Other

The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $649 and $2,045 for the three and nine months ended September 30, 2012, respectively, and $236 and $708 for the three and nine months ended September 30, 2011, respectively.

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

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The following table presents the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$38,445	$—	$38,445
Seed Capital Investments	8,894	2,212	—	11,106
Mutual Funds	11,081	—	—	11,081
Financial Instruments Owned and Pledged as Collateral at Fair Value	139,209	—	—	139,209

Total Assets Measured At Fair Value	$159,184	$40,657	$—	$199,841

	December 31, 2011
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$106,951	$—	$106,951
Seed Capital Investments	9,150	2,540	—	11,690
Mutual Funds	8,938	—	—	8,938
Financial Instruments Owned and Pledged as Collateral at Fair Value	127,178	—	—	127,178

Total Assets Measured At Fair Value	$145,266	$109,491	$—	$254,757

(1)	Includes $17,794 and $46,291 of municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, respectively.

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

The Company had no transfers between fair value levels during the three and nine months ended September 30, 2012 or the year ended December 31, 2011.

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

		September 30, 2012
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$144,547	$144,547	$—	$—	$144,547
Securities Purchased Under Agreements to Resell	973	—	973	—	973
Accounts Receivable	72,666	—	72,666	—	72,666
Receivable from Employees and Related Parties	5,539	—	5,539	—	5,539
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200

Financial Liabilities:
Accounts Payable and Accrued Expenses	$16,278	$—	$16,278	$—	$16,278
Securities Sold Under Agreements to Repurchase	140,443	—	140,443	—	140,443
Payable to Employees and Related Parties	10,259	—	10,259	—	10,259
Notes Payable	100,933	—	135,184	—	135,184

		December 31, 2011
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$136,614	$136,614	$—	$—	$136,614
Securities Purchased Under Agreements to Resell	2,146	—	2,146	—	2,146
Accounts Receivable	52,060	—	52,060	—	52,060
Receivable from Employees and Related Parties	7,793	—	7,793	—	7,793
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200

Financial Liabilities:
Accounts Payable and Accrued Expenses	$17,849	$—	$17,849	$—	$17,849
Securities Sold Under Agreements to Repurchase	129,577	—	129,577	—	129,577
Payable to Employees and Related Parties	12,647	—	12,647	—	12,647
Notes Payable	99,664	—	122,279	—	122,279

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

Note 10 – Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements consisted of the following:

	September 30, 2012	December 31, 2011
Furniture and Office Equipment	$8,815	$7,137
Leasehold Improvements	28,837	19,890
Computer and Computer-related Equipment	9,744	7,900

Total	47,396	34,927
Less: Accumulated Depreciation and Amortization	(18,447)	(13,490)

Furniture, Equipment and Leasehold Improvements, Net	$28,949	$21,437

Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $1,561 and $4,211 for the three and nine months ended September 30, 2012, respectively, and $1,008 and $2,314 for the three and nine months ended September 30, 2011, respectively.

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

Pursuant to the agreement, Mizuho may not transfer the Senior Notes or Warrants until one year following the termination of the Strategic Alliance Agreement. The Company has a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased in the open market or acquired by exercise of the Warrants and associated Common Stock issued as dividends.

The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

Note 12 – Evercore Partners Inc. Stockholders’ Equity

Dividends – During the nine months ended September 30, 2012, the Company declared and paid dividends of $0.60 per share, totaling $17,703. The Company’s Board of Directors declared on October 22, 2012, a quarterly cash dividend of $0.22 per share, to the holders of Class A Shares as of November 30, 2012, which will be paid on December 14, 2012.

Treasury Stock – During the nine months ended September 30, 2012, the Company purchased 669 Class A Shares primarily from employees at market values ranging from $21.71 to $29.62 per share primarily for the net settlement of stock-based compensation awards and 1,884 Class A Shares at market values ranging from $22.58 to $26.62 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $65,018 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2012. During the nine months ended September 30, 2012, the Company issued 39 Class A Shares from treasury stock as payment of contingent consideration in connection with the Morse Williams Agreement, 65 Class A Shares from treasury stock as payment of contingent consideration in connection with the MJC Associates Agreement and 116 Class A Shares in conjunction with the acquisition of Lexicon. The result of these issuances was a decrease in Treasury stock of $5,641 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2012.

LP Units – During the nine months ended September 30, 2012, 1,678 Evercore LP partnership units (“LP Units”) were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $17 and $9,715, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2012.

Accumulated Other Comprehensive Income (Loss) – As of September 30, 2012, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes accumulated Unrealized Gain (Loss) on Marketable Securities, net and Foreign Currency Translation Adjustment Gain (Loss) of ($1,359) and ($8,245), respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 13 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to an 18% interest in Evercore LP, a 28% interest in ECB, a 49% interest in Evercore Wealth Management (“EWM”), a 34% equity interest in Atalanta Sosnoff Capital L.L.C. (“Atalanta Sosnoff”), a 37% interest in Institutional Equities (“IE”) and a 14% interest in Evercore Trust Company, N.A. (“ETC”), not owned by the Company at September 30, 2012. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, IE and ETC have rights, in certain circumstances, to convert into Class A Shares.

Changes in Noncontrolling Interest for the nine months ended September 30, 2012 and 2011 were as follows:

	For the Nine Months Ended September 30,
	2012	2011
Beginning balance	$58,162	$66,542

Comprehensive income (loss)
Operating income	4,627	6,261
Other comprehensive income (loss)	1,033	(1,790)

Total comprehensive income	5,660	4,471

Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(7,264)	(11,990)
Amortization and Vesting of LP Units	16,019	15,808
Distributions to Noncontrolling Interests	(11,984)	(16,656)
Issuance of noncontrolling interest	296	917
Other	(630)	89

Total other items	(3,563)	(11,832)

Ending balance	$60,259	$59,181

Net Income (Loss) Attributable to Noncontrolling Interest related to EAM from Discontinued Operations was ($1,002) and ($1,659) for the three and nine months ended September 30, 2011, respectively.

In February 2010, the Company issued 500 LP Units in exchange for a minority economic interest in Trilantic. At December 31, 2014, at the option of the holder, these LP Units are exchangeable on a one-for-one basis for Class A Shares or may be redeemed for cash of $16,500. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $21 and $63 for the three and nine months ended September 30, 2012 and 2011, respectively.

In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $3,997 and $5,300 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2012 and December 31, 2011, respectively.

The Company also maintains Redeemable Noncontrolling Interest in certain other entities, including EWM, of $3,727 and $720 as of September 30, 2012 and December 31, 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 14 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three and nine months ended September 30, 2012 and 2011 are described and presented below.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc.	$5,301		$1,957		$9,867		$7,921
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 13)	(21)		(21)		(63)		(63)

Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	5,280		1,936		9,804		7,858
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		(198)		—		(313)

Net income attributable to Evercore Partners Inc. common shareholders	$5,280		$1,738		$9,804		$7,545

Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	28,841		28,967		29,063		25,146
Basic net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.18		$0.06		$0.34		$0.31
Basic net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		—		—		(0.01)

Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.18		$0.06		$0.34		$0.30

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	$5,280		$1,936		$9,804		$7,858
Noncontrolling interest related to the assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a )
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a	)	(a	)	(a )

Diluted net income from continuing operations attributable to Class A common shareholders	5,280		1,936		9,804		7,858
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		(198)		—		(313)

Diluted net income attributable to Class A common shareholders	$5,280		$1,738		$9,804		$7,545

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	28,841		28,967		29,063		25,146
Assumed exchange of LP Units for Class A common shares	(a	)	(a	)	(a	)	(a )
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,033		1,387		2,099		1,738
Assumed conversion of Warrants issued	566		881		811		1,650

Diluted weighted average shares of Class A common stock outstanding	31,440		31,235		31,973		28,534

Diluted net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.17		$0.06		$0.31		$0.27
Diluted net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		—		—		(0.01)

Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.17		$0.06		$0.31		$0.26

(a)	During the three and nine months ended September 30, 2012 and 2011, the LP Units (which represent the right to receive Class A Shares upon exchange) were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 8,905 and 8,993 for the three and nine months ended September 30, 2012, respectively, and 8,864 and 10,791 for the three and nine months ended September 30, 2011, respectively.

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

During the nine months ended September 30, 2012, the Company granted employees 3,064 Service-based Awards. These awards had grant date fair values ranging from $22.62 to $29.19 per share. During the nine months ended September 30, 2012, 1,687 Service-based Awards vested and 366 Service-based Awards were forfeited.

During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in deferred cash, which is indexed to a notional investment portfolio. The Company awarded deferred cash compensation of $3,926 related to this program during the first quarter of 2012 which will vest ratably over four years and require payment upon vesting. Compensation expense related to this deferred compensation program was $1,053 and $3,318 for the three and nine months ended September 30, 2012, respectively, and $475 and $1,310 for the three and nine months ended September 30, 2011, respectively.

Compensation expense related to Service-based Awards, excluding compensation costs related to the amortization of the LP Units was $15,654 and $46,353 for the three and nine months ended September 30, 2012, respectively, and $11,720 and $35,290 for the three and nine months ended September 30, 2011, respectively. Compensation expense related to amortization of the LP Units was $5,464 and $15,293 for the three and nine months ended September 30, 2012, respectively, and $4,833 and $15,808 for the three and nine months ended September 30, 2011, respectively. Compensation expense related to acquisition-related awards and deferred cash consideration was $4,457 and $2,036, respectively, for the three months ended September 30, 2012, and $15,089 and $6,657, respectively, for the nine months ended September 30, 2012. Compensation expense related to acquisition-related awards and deferred cash consideration was $2,075 and $910, respectively, for the three and nine months ended September 30, 2011.

During the nine months ended September 30, 2011, 546 Event-based Awards vested primarily in conjunction with the Company’s offering of Class A Shares resulting in an expense of $11,467. The Company also modified equity-based compensation awards during 2011, resulting in the Company recognizing $1,646 in incremental compensation expense for the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, the Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits expense of approximately $151 and $6,865 for the three and nine months ended September 30, 2012, respectively. In conjunction with these arrangements, the Company distributed cash payments of $271 and $4,947 for the three and nine months ended September 30, 2012, respectively. The remainder of the expense is expected to be incurred by the end of 2012.

Note 16 – Commitments and Contingencies

For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $5,992 and $17,339 for the three and nine months ended September 30, 2012, respectively, and $3,913 and $11,109 for the three and nine months ended September 30, 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Other Commitments – As of September 30, 2012, the Company has unfunded commitments for capital contributions of $6,489 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

On October 29, 2012, EWM entered into an agreement to acquire Mt. Eden Investment Advisors, LLC, a San Francisco-based registered investment advisor with $645 million in assets under management from tax-exempt institutions and taxable clients as of September 30, 2012, for $11.1 million in cash and EWM equity, subject to certain adjustments after the closing as set forth in the agreement. This acquisition is expected to close in the fourth quarter of 2012.

The Company also has commitments related to its redeemable noncontrolling interests. See Note 13 for further information.

Contingencies

In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Canada and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Note 17 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of September 30, 2012 and December 31, 2011 was $47,856 and $67,893, respectively, which exceeded the minimum net capital requirement by $46,403 and $66,726, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”) and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of September 30, 2012.

Note 18 – Income Taxes

The Company’s Provision for Income Taxes was $7,187 and $12,322 for the three and nine months ended September 30, 2012, respectively, and $11,144 and $21,644 for the three and nine months ended September 30, 2011, respectively. The effective tax rate was 49% and 46% for the three and nine months ended September 30, 2012, respectively, and 82% and 58% for the three and nine months ended September 30, 2011, respectively. The effective tax rate for 2012 and 2011 reflects the effect of certain nondeductible expenses, including the vesting of LP Units, as well as the noncontrolling interest associated with LP Units. In addition, the effective tax rate for the nine months ended September 30, 2012, was impacted by the reduction of the valuation allowance against the deferred tax assets of the Company by $280 based on the Company’s evaluation of the realizability in future years of its deferred tax assets associated with one of the Company’s foreign subsidiaries.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The Company reported a net decrease in deferred tax assets of $1,490 associated with changes in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2012.

As of September 30, 2012, there was $1,085 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $22 and $1, respectively, during the three months ended September 30, 2012, and $65 and $4, respectively, during the nine months ended September 30, 2012, and had recognized a liability for penalties of $259 and interest of $395 at September 30, 2012.

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

The Company’s segment information for the three and nine months ended September 30, 2012 and 2011 was prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees, c) charges associated with the vesting of Event-based Awards, d) special charges incurred in connection with exiting facilities in the UK, e) special charges related to the exiting of a lease commitment for office space and an introducing fee in connection with the Lexicon acquisition and f) amortization of intangibles associated with certain acquisitions.

The Company evaluates segment results based on net revenue and pre-tax income from continuing operations, both including and excluding the impact of the Other Expenses.

One client accounted for more than 10% of the Company’s consolidated Net Revenues for the three months ended September 30, 2012.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

During the nine months ended September 30, 2012, the Company granted separation benefits to employees of its Investment Banking segment. See Note 15 for further information.

The following information provides a reasonable representation of each segment’s contribution.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Banking
Net Revenues (1)	$133,415	$139,166	$370,364	$335,521
Operating Expenses	106,897	109,376	304,556	263,037
Other Expenses (2)	12,057	16,969	40,062	37,836

Operating Income	14,461	12,821	25,746	34,648
Income (Loss) from Equity Method Investments	(200)	256	1,395	1,172

Pre-Tax Income from Continuing Operations	$14,261	$13,077	$27,141	$35,820

Identifiable Segment Assets	$519,000	$569,741	$519,000	$569,741

Investment Management
Net Revenues (1)	$19,614	$24,015	$57,960	$75,962
Operating Expenses	19,152	22,570	58,467	68,719
Other Expenses (2)	678	824	1,942	5,070

Operating Income (Loss)	(216)	621	(2,449)	2,173
Income (Loss) from Equity Method Investments	615	(61)	2,124	(508)

Pre-Tax Income (Loss) from Continuing Operations	$399	$560	$(325)	$1,665

Identifiable Segment Assets	$509,764	$500,084	$509,764	$500,084

Total
Net Revenues (1)	$153,029	$163,181	$428,324	$411,483
Operating Expenses	126,049	131,946	363,023	331,756
Other Expenses (2)	12,735	17,793	42,004	42,906

Operating Income	14,245	13,442	23,297	36,821
Income from Equity Method Investments	415	195	3,519	664

Pre-Tax Income from Continuing Operations	$14,660	$13,637	$26,816	$37,485

Identifiable Segment Assets	$1,028,764	$1,069,825	$1,028,764	$1,069,825

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Banking (A)	$(435)	$(829)	$(2,407)	$(2,222)
Investment Management (B)	(820)	(708)	(2,274)	(2,192)

Total Other Revenue, net	$(1,255)	$(1,537)	$(4,681)	$(4,414)

(A)	Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,082 and $3,227 for the three and nine months ended September 30, 2012, respectively, and $1,059 and $3,171 for the three and nine months ended September 30, 2011, respectively.
(B)	Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $914 and $2,727 for the three and nine months ended September 30, 2012, respectively, and $894 and $2,678 for the three and nine months ended September 30, 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – (Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,866	$4,580	$13,577	$15,603
Vesting of Event-based Awards	—	—	—	8,906
Acquisition Related Compensation Charges	6,802	7,729	22,799	7,729
Special Charges	—	2,626	662	2,626
Intangible Asset Amortization	389	2,034	3,024	2,972

Total Investment Banking	12,057	16,969	40,062	37,836

Investment Management
Amortization of LP Units and Certain Other Awards	596	741	1,696	2,338
Vesting of Event-based Awards	—	—	—	2,483
Intangible Asset Amortization	82	83	246	249

Total Investment Management	678	824	1,942	5,070

Total Other Expenses	$12,735	$17,793	$42,004	$42,906

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net Revenues: (1)
United States	$114,018	$131,900	$315,085	$321,515
Europe and Other	30,860	22,364	90,491	69,313
Latin America	9,406	10,454	27,429	25,069

Total	$154,284	$164,718	$433,005	$415,897

(1)	Excludes Other Revenue and Interest Expense.

The majority of the Company’s long-lived assets reside in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Other Expenses

Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees, c) charges associated with the vesting of Event-based Awards, d) special charges incurred in connection with exiting facilities in the UK, e) special charges related to the exiting of a lease commitment for office space and an introducing fee in connection with the Lexicon acquisition and f) amortization of intangibles associated with certain acquisitions.

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

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2012 and 2011. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$133,850	$139,995	(4%)	$372,771	$337,743	10%
Investment Management Revenue	20,434	24,723	(17%)	60,234	78,154	(23%)
Other Revenue	2,760	3,036	(9%)	6,649	11,002	(40%)

Total Revenues	157,044	167,754	(6%)	439,654	426,899	3%
Interest Expense	4,015	4,573	(12%)	11,330	15,416	(27%)

Net Revenues	153,029	163,181	(6%)	428,324	411,483	4%

Expenses
Operating Expenses	126,049	131,946	(4%)	363,023	331,756	9%
Other Expenses	12,735	17,793	(28%)	42,004	42,906	(2%)

Total Expenses	138,784	149,739	(7%)	405,027	374,662	8%

Income Before Income from Equity Method Investments and Income Taxes	14,245	13,442	6%	23,297	36,821	(37%)
Income from Equity Method Investments	415	195	113%	3,519	664	430%

Income Before Income Taxes	14,660	13,637	8%	26,816	37,485	(28%)
Provision for Income Taxes	7,187	11,144	(36%)	12,322	21,644	(43%)

Net Income from Continuing Operations	7,473	2,493	200%	14,494	15,841	(9%)

Discontinued Operations
Income (Loss) from Discontinued Operations	—	(1,718)	NM	—	(2,755)	NM
Provision (Benefit) for Income Taxes	—	(518)	NM	—	(783)	NM

Net Income (Loss) from Discontinued Operations	—	(1,200)	NM	—	(1,972)	NM

Net Income	7,473	1,293	478%	14,494	13,869	5%
Net Income (Loss) Attributable to Noncontrolling Interest	2,172	(466)	NM	4,627	6,261	(26%)

Net Income Attributable to Evercore Partners Inc.	$5,301	$1,759	201%	$9,867	$7,608	30%

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.17	$0.06	183%	$0.31	$0.27	15%
From Discontinued Operations	—	—	NM	—	(0.01)	NM

Net Income Attributable to Evercore Partners Inc.	$0.17	$0.06	183%	$0.31	$0.26	19%

As of September 30, 2012 and 2011 we employed approximately 900 and 830 people, respectively, worldwide.

Three Months Ended September 30, 2012 versus September 30, 2011

Net revenues were $153.0 million for the three months ended September 30, 2012, a decrease of $10.2 million, or 6%, versus net revenues of $163.2 million for the three months ended September 30, 2011. Investment Banking Revenue decreased 4% and Investment Management Revenue decreased 17% compared to the three months ended September 30, 2011. See the segment discussion below for further information. Other revenue for the three months ended September 30, 2012 was lower than for the three months ended September 30, 2011 as a result of relatively lower gains on our Marketable Securities portfolios. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $126.0 million for the three months ended September 30, 2012 as compared to $131.9 million for the three months ended September 30, 2011, a 4% decrease. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $89.3 million for the three months ended September 30, 2012, a decrease of $11.5 million, or 11%, versus expense of $100.8 million for the three months ended September 30, 2011. The decrease was primarily due to lower discretionary incentive compensation in the Investment Management business. Non-compensation expenses as a component of Operating Expenses were $36.7 million for the three months ended September 30, 2012, an increase of $5.5 million, or 18%, over non-compensation operating expenses of $31.2 million for the three months ended September 30, 2011. Non-compensation operating expenses increased compared to the three months ended September 30, 2011 primarily as a result of the expansion of our new and existing businesses, including the integration of Lexicon.

Total Other Expenses of $12.7 million for the three months ended September 30, 2012 related to compensation costs associated with the vesting of LP Units and certain other awards of $5.5 million, acquisition related compensation charges of $6.8 million and amortization of intangibles of $0.5 million. Total Other Expenses of $17.8 million for the three months ended September 30, 2011 related to compensation costs associated with the vesting of LP Units and certain other awards of $5.3 million, acquisition related compensation charges of $7.7 million, special charges of $2.6 million and amortization of intangibles of $2.1 million.

As a net result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues decreased to 66% for the three months ended September 30, 2012 from 70% for the three months ended September 30, 2011.

The provision for income taxes for the three months ended September 30, 2012 was $7.2 million, which reflected an effective tax rate of 49%. The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets. The provision for income taxes for the three months ended September 30, 2011 was $11.1 million, which reflected an effective tax rate of 82%. The provision was impacted by the vesting of LP Units and certain other awards, as well as the noncontrolling interest associated with LP Units. The effective tax rate for the three months ended September 30, 2012 was lower than for the three months ended September 30, 2011 primarily due to a higher level of expected foreign sourced income in 2012.

Income from equity method investments was $0.4 million for the three months ended September 30, 2012, as compared to $0.2 million for the three months ended September 30, 2011. The increase was a result of income from our investment in ABS, which the Company made in the fourth quarter of 2011.

Noncontrolling interest was $2.2 million for the three months ended September 30, 2012 compared to ($0.5) million for the three months ended September 30, 2011 (which includes noncontrolling interest from discontinued operations of ($1.0) million).

Nine Months Ended September 30, 2012 versus September 30, 2011

Net revenues were $428.3 million for the nine months ended September 30, 2012, an increase of $16.8 million, or 4%, versus net revenues of $411.5 million for the nine months ended September 30, 2011. Investment Banking Revenue increased 10%, and reflects the integration of the Lexicon acquisition for the nine months ended September 30, 2012, and Investment Management Revenue decreased 23% compared to the nine months ended September 30, 2011. See the segment discussion below for further information. Other revenue for the nine months ended September 30, 2012 was lower than for the nine months ended September 30, 2011 as a result of relatively lower gains on our Marketable Securities portfolios. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $363.0 million for the nine months ended September 30, 2012 as compared to $331.8 million for the nine months ended September 30, 2011, a 9% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $258.5 million for the nine months ended September 30, 2012, an increase of $12.6 million, or 5%, versus expense of $245.9 million for the nine months ended September 30, 2011. The increase was primarily due to increased compensation costs resulting from the expansion of existing businesses and our new businesses, higher costs associated with employee separation arrangements and higher share-based compensation costs, including costs associated with the revised retirement eligibility criteria, offset, in part, by a reduction in discretionary incentive compensation associated with decreased profitability in our Investment Management business. Non-compensation expenses as a component of Operating Expenses were $104.5 million for the nine months ended September 30, 2012, an increase of $18.7 million, or 22%, over non-compensation operating expenses of $85.8 million for the nine months ended September 30, 2011. Non-compensation operating expenses increased compared to the nine months ended September 30, 2011 primarily as a result of the expansion of our new and existing businesses, including the integration of Lexicon, as well as higher occupancy costs.

Total Other Expenses of $42.0 million for the nine months ended September 30, 2012 related to compensation costs associated with the vesting of LP Units and certain other awards of $15.3 million, acquisition related compensation charges of $22.8 million, special charges of $0.7 million and amortization of intangibles of $3.3 million. Total Other Expenses of $42.9 million for the nine months ended September 30, 2011 related to compensation costs associated with the vesting of LP Units and certain other awards of $17.9 million, charges related to the vesting of Event-based Awards of $11.4 million, acquisition related compensation charges of $7.7 million, special charges of $2.6 million and amortization of intangibles of $3.2 million.

As a net result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was flat at 69% for the nine months ended September 30, 2012 and September 30, 2011.

The provision for income taxes for the nine months ended September 30, 2012 was $12.3 million, which reflected an effective tax rate of 46%. The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets. The provision for income taxes for the nine months ended September 30, 2011 was $21.6 million, which reflected an effective tax rate of 58%. The provision was impacted by the vesting of LP Units and certain other awards, as well as the noncontrolling interest associated with LP Units. The effective tax rate for the nine months ended September 30, 2012 was lower than for the nine months ended September 30, 2011 primarily due to a higher level of expected foreign sourced income in 2012.

Income from equity method investments was $3.5 million for the nine months ended September 30, 2012, as compared to $0.7 million for the nine months ended September 30, 2011. The increase was a result of income from our investment in ABS, which the Company made in the fourth quarter of 2011.

Noncontrolling interest was $4.6 million for the nine months ended September 30, 2012 compared to $6.3 million for the nine months ended September 30, 2011 (which includes noncontrolling interest from discontinued operations of ($1.7) million).

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

During the third quarter of 2012, there were no material changes in the facts and assumptions related to the Institutional Asset Management reporting unit that would have caused the Company to reach a different conclusion on the result of the June 30, 2012 Step 1 impairment assessment. As such, the Company considered the criteria required by ASC 350 and ASC 360 and concluded that there were no triggering events during the third quarter of 2012 that would have required a Step 1 impairment assessment.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue (1)	$133,850	$139,995	(4%)	$372,771	$337,743	10%
Other Revenue, net (2)	(435)	(829)	48%	(2,407)	(2,222)	(8%)

Net Revenues	133,415	139,166	(4%)	370,364	335,521	10%

Expenses
Operating Expenses	106,897	109,376	(2%)	304,556	263,037	16%
Other Expenses	12,057	16,969	(29%)	40,062	37,836	6%

Total Expenses	118,954	126,345	(6%)	344,618	300,873	15%

Operating Income (3)	14,461	12,821	13%	25,746	34,648	(26%)
Income (Loss) from Equity Method Investments	(200)	256	NM	1,395	1,172	19%

Pre-Tax Income	$14,261	$13,077	9%	$27,141	$35,820	(24%)

(1)	Includes client related expenses of $6.1 million and $10.6 million for the three and nine months ended September 30, 2012, respectively, and $2.1 million and $8.7 million for the three and nine months ended September 30, 2011, respectively.
(2)	Includes interest expense on the Senior Notes of $1.1 million and $3.2 million for the three and nine months ended September 30, 2012, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2011, respectively.
(3)	Includes Noncontrolling interest of ($0.7) million and ($1.0) million for the three and nine months ended September 30, 2012, respectively, and ($1.8) million and ($3.4) million for the three and nine months ended September 30, 2011, respectively.

For the three months ended September 30, 2012, the level of announced and completed North American M&A activity for the industry was higher versus the three months ended September 30, 2011 and the level of announced and completed Global M&A activity for the industry was lower versus the three months ended September 30, 2011. For the nine months ended September 30, 2012, the level of announced and completed M&A activity for the industry was lower versus the nine months ended September 30, 2011, as evidenced by the following statistics regarding the volume of transactions:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$284	$220	29%	$680	$809	(16%)
Value of North American M&A Deals Completed	$205	$201	2%	$681	$787	(13%)
Value of Global M&A Deals Announced	$540	$551	(2%)	$1,636	$1,930	(15%)
Value of Global M&A Deals Completed	$435	$547	(20%)	$1,362	$1,864	(27%)

Evercore Statistics **
Total Number of Fee Paying Advisory Clients	147	112	31%	247	188	31%
Investment Banking Fees of at Least $1 million From Advisory Clients	30	26	15%	77	65	18%

*	Source: Thomson Financial October 4, 2012
**	Includes revenue generating clients only

Investment Banking Results of Operations

Three Months Ended September 30, 2012 versus September 30, 2011

Net Investment Banking Revenues were $133.4 million for the three months ended September 30, 2012 compared to $139.2 million for the three months ended September 30, 2011, representing a decrease of 4%, which occurred in a market where global completed volume decreased 20%. Investment Banking Revenues for the three months ended September 30, 2012 included $5.0 million and $0.9 million of commissions and underwriting revenues, respectively, compared to $4.1 million and $1.2 million, respectively, for the three months ended September 30, 2011. We earned revenue from 147 advisory clients during the three months ended September 30, 2012 and 30 fees which exceeded $1.0 million in revenue, compared to 112 clients during the three months ended September 30, 2011 and 26 fees which exceeded $1.0 million in revenue.

Operating Expenses were $106.9 million for the three months ended September 30, 2012, as compared to $109.4 million for the three months ended September 30, 2011, a decrease of $2.5 million, or 2%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $77.3 million for the three months ended September 30, 2012, as compared to $85.9 million for the three months ended September 30, 2011, a decrease of $8.6 million, or 10%. The decrease was due primarily to lower discretionary incentive compensation. Non-compensation expenses, as a component of Operating Expenses, were $29.6 million for the three months ended September 30, 2012, as compared to $23.4 million for the three months ended September 30, 2011, an increase of $6.2 million, or 26%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business, as well as additional costs from our acquisition of Lexicon, which closed in August of 2011. The increase in Investment Banking headcount has led directly and indirectly to cost increases relating to occupancy, travel, professional and regulatory fees.

Other Expenses of $12.1 million for the three months ended September 30, 2012 included $4.9 million related to compensation costs associated with the vesting of LP Units and certain other awards, $6.8 million of acquisition related compensation charges and $0.4 million of intangible asset amortization. Other Expenses of $17.0 million for the three months ended September 30, 2011 included $4.6 million related to compensation costs associated with the vesting of LP Units and certain other awards, $7.7 million of acquisition related compensation charges, $2.6 million of special charges and $2.0 million of intangible asset amortization.

Nine Months Ended September 30, 2012 versus September 30, 2011

Net Investment Banking Revenues were $370.4 million for the nine months ended September 30, 2012 compared to $335.5 million for the nine months ended September 30, 2011, an increase of 10%. Investment Banking Revenues for the nine months ended September 30, 2012 included $14.3 million and $10.9 million of commissions and underwriting revenues, respectively, compared to $9.9 million and $8.7 million, respectively, for the nine months ended September 30, 2011. We earned revenue from 247 advisory clients during the nine months ended September 30, 2012 and 77 fees which exceeded $1.0 million in revenue, compared to 188 clients during the nine months ended September 30, 2011 and 65 fees which exceeded $1.0 million in revenue.

Operating Expenses were $304.6 million for the nine months ended September 30, 2012, as compared to $263.0 million for the nine months ended September 30, 2011, an increase of $41.6 million, or 16%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $221.6 million for the nine months ended September 30, 2012, as compared to $200.7 million for the nine months ended September 30, 2011, an increase of $20.9 million, or 10%. The increase was due to compensation costs resulting primarily from increased headcount in our advisory business, including growth relating to the acquisition of Lexicon, higher costs associated with employee separation arrangements and higher share-based compensation costs, including costs associated with the revised retirement eligibility criteria. Non-compensation expenses, as a component of Operating Expenses, were $82.9 million for the nine months ended September 30, 2012, as compared to $62.3 million for the nine months ended September 30, 2011, an increase of $20.6 million, or 33%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business, as well as additional costs from our acquisition of Lexicon and higher occupancy costs. The increase in Investment Banking headcount has led directly and indirectly to cost increases relating to occupancy, travel, professional and regulatory fees.

Other Expenses of $40.1 million for the nine months ended September 30, 2012 included $13.6 million related to compensation costs associated with the vesting of LP Units and certain other awards, $22.8 million of acquisition related compensation charges, $0.7 million of special charges and $3.0 million of intangible asset amortization. Other Expenses of $37.8 million for the nine months ended September 30, 2011 included $15.6 million related to compensation costs associated with the vesting of LP Units and certain other awards, charges related to the vesting of Event-based Awards of $8.9 million, $7.7 million of acquisition related compensation charges, $2.6 million of special charges and $3.0 million of intangible asset amortization.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$5,269	$3,927	34%	$14,700	$11,159	32%
Institutional Asset Management	11,590	16,121	(28%)	36,693	51,900	(29%)
Private Equity	1,856	1,678	11%	5,401	5,121	5%

Total Investment Advisory and Management Fees	18,715	21,726	(14%)	56,794	68,180	(17%)

Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,296	1,269	2%	3,625	3,426	6%
Private Equity	423	1,728	(76%)	(185)	6,548	NM

Total Realized and Unrealized Gains	1,719	2,997	(43%)	3,440	9,974	(66%)

Investment Management Revenue (1)	20,434	24,723	(17%)	60,234	78,154	(23%)
Other Revenue, net (2)	(820)	(708)	(16%)	(2,274)	(2,192)	(4%)

Net Investment Management Revenues	19,614	24,015	(18%)	57,960	75,962	(24%)

Expenses
Operating Expenses	19,152	22,570	(15%)	58,467	68,719	(15%)
Other Expenses	678	824	(18%)	1,942	5,070	(62%)

Total Expenses	19,830	23,394	(15%)	60,409	73,789	(18%)

Operating Income (Loss) (3)	(216)	621	NM	(2,449)	2,173	NM
Income (Loss) from Equity Method Investments (4)	615	(61)	NM	2,124	(508)	NM

Pre-Tax Income (Loss) (5)	$399	$560	(29%)	$(325)	$1,665	NM

(1)	Includes transaction-related client reimbursements of $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2011, respectively.
(2)	Includes interest expense on the Senior Notes of $0.9 million and $2.7 million for the three and nine months ended September 30, 2012, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2011, respectively.
(3)	Includes Noncontrolling interest of $0.5 million and $0.9 million for the three and nine months ended September 30, 2012, respectively, and $0.8 million and $2.6 million for the three and nine months ended September 30, 2011, respectively.
(4)	Equity in G5, ABS and Pan are classified as Income (Loss) from Equity Method Investments.
(5)	Amounts above exclude the results of EAM for the three and nine months ended September 30, 2011. These results were reclassified to Discontinued Operations during the fourth quarter of 2011.

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

ECP II earns management fees of 1% of invested capital. Starting January 1, 2010, pursuant to an amendment to the Evercore Capital Partners L.P. and its affiliates Partnership Agreement, no management fees were earned. Our Mexican private equity funds EMCP II and EMCP III earn management fees of 2.25% and 2.0%, respectively, on committed capital during its investment period and 2.25% and 2.0%, respectively, on net funded committed capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the general partner of ECP II and 100% of Carried Interest in EMCP II and EMCP III. A significant portion of any gains recognized related to ECP II and any carried interest recognized related to ECP II, EMCP II and EMCP III is distributed to certain of our private equity professionals. In the event the funds perform poorly we may be obligated to repay certain carried interest previously distributed. As of September 30, 2012, we had $2.7 million of previously received carried interest that may be subject to repayment.

We made equity method investments in G5 and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.

Assets Under Management

AUM for our Investment Management business of $11.6 billion at September 30, 2012, decreased from $13.0 billion at December 31, 2011. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 57% and 49% of Level I investments and 43% and 51% of Level II investments as of September 30, 2012 and December 31, 2011, respectively, and Institutional Asset Management maintained 90% and 92% of Level I investments and 10% and 8% of Level II investments as of September 30, 2012 and December 31, 2011, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements. Private Equity assets represent primarily Level III investments. The following table summarizes AUM activity for the nine months ended September 30, 2012:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2011	$3,240	$9,173	$605	$13,018
Inflows	190	437	—	627
Outflows	(45)	(1,552)	(159)	(1,756)
Market Appreciation	116	899	—	1,015

Balance at March 31, 2012	$3,501	$8,957	$446	$12,904
Inflows	191	245	59	495
Outflows	(37)	(1,034)	(75)	(1,146)
Market Appreciation (Depreciation)	(42)	(400)	—	(442)

Balance at June 30, 2012	$3,613	$7,768	$430	$11,811
Inflows	149	370	—	519
Outflows	(28)	(1,203)	(20)	(1,251)
Market Appreciation	110	392	—	502

Balance at September 30, 2012	$3,844	$7,327	$410	$11,581

Note: Amounts above at December 31, 2011 exclude AUM associated with EAM. Results for EAM were reclassified to Discontinued Operations during the fourth quarter of 2011.

AUM decreased from December 31, 2011 primarily due to net outflows in Institutional Asset Management partially offset by market appreciation in Institutional Asset Management and Wealth Management.

Three Months Ended September 30, 2012 versus September 30, 2011

Net Investment Management Revenues were $19.6 million for the three months ended September 30, 2012, compared to $24.0 million for the three months ended September 30, 2011. Fee-based revenues earned from the management of client portfolios and other investment advisory services decreased 14% from the three months ended September 30, 2011, reflecting a decline in AUM in Institutional Asset Management, offset by higher fees in Wealth Management and Private Equity. Fee-based revenues included $0.05 million of revenues from performance fees during the three months ended September 30, 2012 compared to $0.1 million for the three months ended September 30, 2011. Realized and Unrealized Gains decreased from the prior year primarily resulting from decreased gains in our private equity funds. Income (loss) from equity method investments increased from the three months ended September 30, 2011 as a result of income from our investment in ABS.

Operating Expenses were $19.2 million for the three months ended September 30, 2012, as compared to $22.6 million for the three months ended September 30, 2011, a decrease of $3.4 million, or 15%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $12.0 million for the three months ended September 30, 2012, as compared to $14.8 million for the three months ended September 30, 2011, a decrease of $2.8 million, or 19%. The decrease was due primarily to lower discretionary incentive compensation consistent with the overall decrease in profitability. Non-compensation expenses, as a component of Operating Expenses, were $7.2 million for the three months ended September 30, 2012, down from $7.7 million for the three months ended September 30, 2011.

Other Expenses of $0.7 million for the three months ended September 30, 2012 included $0.6 million related to compensation costs associated with the vesting of LP Units and certain other awards and $0.1 million of intangible asset amortization. Other Expenses of $0.8 million for the three months ended September 30, 2011 included $0.7 million related to compensation costs associated with the vesting of LP Units and certain other awards and amortization of intangibles of $0.1 million.

Nine Months Ended September 30, 2012 versus September 30, 2011

Net Investment Management Revenues were $58.0 million for the nine months ended September 30, 2012, compared to $76.0 million for the nine months ended September 30, 2011. Fee-based revenues earned from the management of client portfolios and other investment advisory services decreased 17% from the nine months ended September 30, 2011, reflecting a decline in AUM starting in the second half of 2011, primarily from Institutional Asset Management. Fee-based revenues included $0.4 million of revenues from performance fees during the nine months ended September 30, 2012 compared to $0.2 million for the nine months ended September 30, 2011. Realized and Unrealized Gains decreased from the prior year primarily resulting from losses in our private equity funds, which were principally driven by unrealized losses on portfolio companies in the U.S., as well as carried interest from Trilantic earned during the second quarter of 2011. Income (loss) from equity method investments increased from the nine months ended September 30, 2011 as a result of income from our investment in ABS.

Operating Expenses were $58.5 million for the nine months ended September 30, 2012, as compared to $68.7 million for the nine months ended September 30, 2011, a decrease of $10.3 million, or 15%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $36.9 million for the nine months ended September 30, 2012, as compared to $45.2 million for the nine months ended September 30, 2011, a decrease of $8.3 million, or 18%. The decrease was due primarily to lower discretionary incentive compensation consistent with the overall decrease in profitability. Non-compensation expenses, as a component of Operating Expenses, were $21.5 million for the nine months ended September 30, 2012, down from $23.5 million for the nine months ended September 30, 2011.

Other Expenses of $1.9 million for the nine months ended September 30, 2012 included $1.7 million related to compensation costs associated with the vesting of LP Units and certain other awards and $0.2 million of intangible asset amortization. Other Expenses of $5.1 million for the nine months ended September 30, 2011 included $2.3 million related to compensation costs associated with the vesting of LP Units and certain other awards, charges related to the vesting of Event-based Awards of $2.5 million and amortization of intangibles of $0.2 million.

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

	For the Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$14,494	$13,869
Non-cash charges	98,998	85,066
Other operating activities	(66,451)	11,120

Operating activities	47,041	110,055
Investing activities	28,235	(5,131)
Financing activities	(96,763)	323
Effect of exchange rate changes	923	(2,658)

Net (Decrease) Increase in Cash and Cash Equivalents	(20,564)	102,589

Cash and Cash Equivalents
Beginning of Period	182,905	141,337

End of Period	$162,341	$243,926

Nine Months Ended September 30, 2012. Cash and Cash Equivalents were $162.3 million at September 30, 2012, a decrease of $20.6 million versus Cash and Cash Equivalents of $182.9 million at December 31, 2011. Operating activities resulted in a net inflow of $47.0 million, primarily related to earnings, offset by an increase in accounts receivable and a decrease in accrued compensation and benefits. Cash of $28.2 million was provided by investing activities primarily related to net proceeds from maturities and sales of our marketable securities, offset by fixed assets purchased, primarily related to new office space in the UK. Financing activities during the period used cash of $96.8 million, primarily for the payment of dividends, distributions to Partners and treasury stock purchases.

Nine Months Ended September 30, 2011. Cash and Cash Equivalents were $243.9 million at September 30, 2011, an increase of $102.6 million versus Cash and Cash Equivalents of $141.3 million at December 31, 2010. Operating activities resulted in a net inflow of $110.1 million, primarily related to earnings and an increase in net operating liabilities, offset by an increase in financial instruments owned and pledged as collateral at fair value. Cash of $5.1 million was used in investing activities primarily related to cash paid for acquisitions, offset by net proceeds from maturities and sales of our marketable securities. Financing activities during the period provided cash of $0.3 million, primarily from proceeds from our June 2011 offering, offset by the payment of dividends, distributions to Partners, the payment of Lexicon’s capital notes and treasury stock purchases.

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

In October 2010, our Board of Directors authorized the repurchase of up to 2 million Class A Shares and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2012, we repurchased 1,884,500 shares for $46.6 million pursuant to this program.

On October 22, 2012 our Board of Directors authorized the repurchase of up to an additional 5 million Class A Shares and/or LP Units for up to $125.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

In addition, periodically, we purchase LP Units in conjunction with follow-on offerings and we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2012, we repurchased 668,962 shares for $18.4 million primarily related to minimum tax withholding requirements of share deliveries.

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

Pursuant to the Purchase Agreement, Mizuho may not transfer the Senior Notes or Warrants until one year following the termination of the Strategic Alliance Agreement. We have a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased by Mizuho in the open market or acquired by Mizuho upon exercise of the Warrants and associated Common Stock issued as dividends.

The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of September 30, 2012, we were in compliance with all of these covenants.

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

Collateralized Financing Activity at ECB

ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.8 years, as of September 30, 2012, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

We periodically assess the collectability or credit quality related to securities purchased under agreements to resell; as of September 30, 2012, the Company believes it maintains a sufficient level of cash or collateral.

As of September 30, 2012 and December 31, 2011, a summary of ECB’s assets, liabilities, collateral received or pledged and risk measures related to its collateralized financing activities is as follows:

	September 30, 2012		December 31, 2011
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$139,209		$127,178
Securities Purchased Under Agreements to Resell	973	$975	2,146	$2,143

Total Assets	140,182		129,324
Liabilities
Securities Sold Under Agreements to Repurchase	(140,443)	$(140,650)	(129,577)	$(129,809)

Net Liabilities	$(261)		$(253)

Risk Measures
Value at Risk	$38		$65

Sensitivity to a 100 basis point increase in the interest rate	$(271)		$(366)

Sensitivity to a 100 basis point decrease in the interest rate	$271		$366

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from this disclosure.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future principal investments of $6.5 million and $5.8 million as of September 30, 2012 and December 31, 2011, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through December 2017, depending on the timing and level of investments by our private equity funds.

On October 29, 2012, EWM entered into an agreement to acquire Mt. Eden Investment Advisors, LLC, a San Francisco-based registered investment advisor with $645 million in assets under management from tax-exempt institutions and taxable clients as of September 30, 2012, for $11.1 million in cash and EWM equity, subject to certain adjustments after the closing as set forth in the agreement. This acquisition is expected to close in the fourth quarter of 2012.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EWM and G5. These funds principally hold readily-marketable investment securities. As of September 30, 2012, the fair value of our investments with these products, based on closing prices, was $11.1 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.1 million for the three months ended September 30, 2012.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.6 million for the three months ended September 30, 2012.

Exchange Rate Risk

We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil, Canada and Hong Kong which creates foreign exchange rate risk. Their respective functional currencies are the Mexican peso, British pound sterling, Brazilian real, Canadian dollar and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2012, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $3.0 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

Credit Risks

We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of September 30, 2012 and December 31, 2011, total receivables amounted to $72.7 million and $52.1 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the nine months ended September 30, 2012 and 2011.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2012, we had Marketable Securities of $42.8 million, of which 48% were corporate and municipal bonds and other debt securities primarily with S&P ratings ranging from AAA to BB+ and 52% were Seed Capital Investments and mutual funds.

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

Recently Issued Accounting Standards

ASU 2011-11 – In December 2011, the FASB issued ASU 2011-11. ASU 2011-11 provides amendments to ASC No. 210, “Balance Sheet”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. The amendments in this update are effective retrospectively for interim and annual periods beginning after January 1, 2013. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

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

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

General

In the normal course of business, from time to time the Company and its affiliates are involved in judicial proceedings or arbitration concerning matters arising in connection with the conduct of its businesses. In addition, Mexican, United Kingdom, Hong Kong, Canada and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending legal proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None

Issuer Purchases of Equity Securities

2012	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (2)
July 1 to July 31	42,824	$22.72	—	1,073,000
August 1 to August 31	903,000	24.26	890,000	183,000
September 1 to September 30	70,032	24.73	67,500	115,500

Total	1,015,856	$24.23	957,500	115,500

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
(2)	In October 2010, Evercore’s Board authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes In Equity for the nine months ended September 30, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2012

Evercore Partners Inc.

By:	/S/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes In Equity for the nine months ended September 30, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)