Form 10-K
period 2012-12-31
Evercore Partners Inc.
filed 2013-02-27
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 001-32975

EVERCORE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 East 52 nd Street, New York, New York	10055
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 857-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

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
(do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2012 was approximately $663.4 million, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $23.39 per share and on the par value of the registrant’s Class B common stock, par value $0.01 per share.

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 19, 2013, was 31,715,614. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 19, 2013 was 42 (excluding 58 shares of Class B common stock held by a subsidiary of the registrant).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Evercore Partners Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2013 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

Overview

Evercore is one of the leading independent investment banking advisory firms in the world based on the dollar volume of announced worldwide merger and acquisition (“M&A”) transactions on which we have advised since 2000. When we use the term independent investment banking advisory firm, we mean an investment banking firm that directly, or through its affiliates, does not engage in commercial banking or significant proprietary trading activities. We were founded on the belief that there is an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product financial institutions. We also believed that the broad set of relationships of an independent advisory business would provide the foundation for a differentiated investment management platform. We believe that maintaining standards of excellence and integrity in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism and integrity.

We operate globally through two business segments:

•	Investment Banking; and

•	Investment Management.

Our Investment Banking segment includes our Advisory services, through which we provide advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. We also provide restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, we provide our clients with capital markets advice relating to both debt and equity securities, underwrite securities offerings and raise funds for financial sponsors. Our Investment Banking segment also includes our Institutional Equities services through which we offer equity research and agency-only equity securities trading for institutional investors.

Our Investment Management segment focuses on Institutional Asset Management, through which we manage financial assets for sophisticated institutional investors and provide independent fiduciary services to corporate employee benefit plans; Wealth Management, through which we provide wealth management services for high net-worth individuals; and Private Equity, through which we manage private equity funds. Each of these businesses is led by senior investment professionals with extensive experience in their respective fields.

Investment Banking

At December 31, 2012, our Investment Banking segment had 60 Senior Managing Directors and 16 Senior Advisors with expertise and client relationships in a wide variety of industry sectors, as well as 38 senior research and sales professionals in Institutional Equities.

In 2012, our Investment Banking segment generated $568.2 million, or 88%, of our revenues, excluding Other Revenue, net, and earned advisory fees from 324 clients.

Advisory

We provide confidential, strategic and tactical advice to both public and private companies, with a particular focus on large, multinational corporations. By virtue of their prominence, size and sophistication, many of our clients are more likely to require expertise relating to larger and more complex situations. We are advising or have advised on numerous noteworthy transactions during the past three years, including:

• Bristol-Myers Squibb on its acquisition of Amylin Pharmaceuticals and the sale of half of its interest in Amylin Pharmaceuticals to AstraZeneca	• Kinder Morgan on its acquisition of El Paso and on the subsequent sale of EP Energy to an investor group led by Apollo and Riverstone

• The Special Committee of Dell on its pending sale to Michael Dell and Silver Lake Partners	• McGraw-Hill on the sale of its McGraw-Hill Education business to Apollo

• AOL on the sale of patents to Microsoft	• Lubrizol on its sale to Berkshire Hathaway

• Advent International and Goldman Sachs Capital Partners on their acquisition of TransUnion	• Lafarge on the sale of a portfolio of UK construction materials assets to Mittal Investments

• The Special Committee of Kraft Foods on its split into separate Global Snacks and North American Grocery businesses	• Sanofi on its acquisition of Genzyme

• Southern Union on its sale to Energy Transfer	• General Motors on its IPO

• CenturyLink on its merger with Qwest Communications	• LyondellBasell on its restructuring

• Burlington Northern Santa Fe on its sale to Berkshire Hathaway	• Exelon on its acquisition of Constellation Energy

Our approach is to work as a trusted senior advisor to top corporate officers and boards of directors, helping them devise strategies for enhancing shareholder value:

•

Objective Advice with a Long-Term Perspective. We seek to recommend shareholder value enhancement strategies or other financial strategies that we would pursue ourselves were we acting in management’s capacity. This approach often includes advising our clients against pursuing transactions that we believe do not meet that standard.

•

Transaction Excellence. Since the beginning of 2000, we have advised on over $1.6 trillion of announced transactions, including acquisitions, sale processes, mergers of equals, special committee advisory assignments, recapitalizations and restructurings.

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

•

Divestitures and Sale Transactions. When we advise clients that are contemplating the sale of certain businesses, assets or their entire company, our services include evaluating and recommending financial and strategic alternatives with respect to a sale, advising on valuation issues and the appropriate sales process for the situation, assisting in preparing an offering memorandum or other appropriate sales materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified acquirers and assist in negotiating and closing the sale.

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

Investment Management

Our Investment Management segment includes Institutional Asset Management, in the United States through Evercore Trust Company, N.A. (“ETC”), Atalanta Sosnoff Capital, LLC (“Atalanta Sosnoff”) and ABS Investment Management, LLC (“ABS”) and in Latin America through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”, formerly Protego Casa de Bolsa, S.A. de C.V.) and Evercore G5 Holdings S.A. (“G5”); Wealth

Management, through Evercore Wealth Management (“EWM”), and Evercore Pan-Asset Capital Management (“Pan”); and Private Equity. Our Investment Management business principally manages and invests capital on behalf of third parties, including a broad range of institutional investors such as corporate and public pension funds, endowments, foundations, insurance companies, family offices and high net-worth individuals. Our Investment Management business is led by highly-experienced Portfolio and Client Relationship Managers.

In 2012, our Investment Management segment generated revenue of $79.8 million. As of December 31, 2012, we had $12.1 billion of assets under management (“AUM”), excluding any AUM from our non-consolidated affiliates, of which $7.1 billion was attributable to Institutional Asset Management, $4.5 billion was attributable to Wealth Management and $0.4 billion was attributable to Private Equity clients.

Institutional Asset Management

Within our Institutional Asset Management business, ETC provides specialized investment management, independent fiduciary and trustee services, Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products, ABS is an institutionally focused hedge fund-of-funds manager and ECB primarily manages Mexican fixed income products and offers fiduciary and trust services.

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

In December 2012, EWM acquired Mt. Eden Investment Advisors, LLC, (“Mt. Eden”) a San Francisco-based registered investment advisor.

Private Equity

Private Equity manages value-oriented, middle-market private equity funds in both the United States and Mexico. While we do not intend to raise Evercore-sponsored successor funds in the United States or Europe, we maintain a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners (“Trilantic”) and to collaborate on the future growth of Trilantic’s business. As part of the agreement, the Company agreed to use commercially reasonable efforts to source investment opportunities for Trilantic’s current fund, Trilantic Capital Partners Associates IV L.P. (“Trilantic IV”), and Trilantic agreed to use commercially reasonable efforts to refer to the Company mergers and acquisitions advisory services or restructuring advisory services from time to time with respect to selected portfolio companies of Trilantic IV.

In connection with the issuance of certain limited partnership interests in Trilantic, the Company became a limited partner of Trilantic and is entitled to receive 10% of the aggregate amount of carried interest in respect to all of the portfolio investments made by Trilantic IV, up to $15.0 million. The Company and its affiliates are passive investors and do not participate in the management of any Trilantic-sponsored funds. Trilantic also agreed to pay an annual fee to the Company equal to $2.0 million per year for a period of five years as consideration for services to be performed by the Company. In addition, as part of the strategic alliance, the Company agreed to commit a minimum of $5.0 million of the total capital commitments of Trilantic’s next private equity fund.

Our Strategies for Growth

We intend to continue to grow and diversify our Investment Banking and Investment Management businesses, and to further enhance our profile and competitive position, through the following strategies:

•

Add Highly Qualified Investment Banking Professionals with Industry and Product Expertise. We have taken action in a competitive environment by hiring six new Senior Managing Directors in the last 12 months, in sectors such as restructuring, transportation and consumer. We intend to continue to recruit high-caliber advisory, funds placement, research and sales and trading professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines we have identified as particularly attractive.

•

Achieve Organic Growth and Improved Profitability in Investment Management and Opportunistically Pursue Inorganic Growth. We are focused on managing our current Investment Management business towards growth and improved profitability. We also continue to selectively evaluate opportunities to expand Evercore Wealth Management.

•

Expand In New Geographic Markets. We are expanding in new geographic markets where we believe the business environment will be receptive to the strengths of our Investment Banking and Investment Management business models or where we believe our clients have or may develop a significant presence. Our recent expansion in Canada, Europe and Hong Kong, as well as our advisory affiliates and alliances in Brazil, Argentina, Japan, China, South Korea, Russia and India, represent important steps in this strategy. We are actively seeking to strengthen, expand and deepen these alliances and to enter into new arrangements in additional geographies. We may hire groups of talented professionals or pursue additional strategic acquisitions or alliances with highly-regarded regional or local firms whose cultures and operating principles are similar to ours.

Results by Segment and Geographic Location

See Note 22 to our consolidated financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.

People

As of December 31, 2012, we employed approximately 900 people worldwide. Our senior professionals play a significant role in driving growth and are measured by their productivity either through revenue per Senior Managing Director or other metrics including asset growth for Portfolio and Client Relationship Managers. None of our employees are subject to any collective bargaining agreements, and we believe we have good relations with our employees.

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

Evercore is predominantly an independent investment banking advisory firm, and its competitors can be categorized into three main groups: (1) large universal banks and bulge bracket firms such as Bank of America,

Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS, (2) independent advisory firms such as Lazard and Rothschild and (3) boutiques, such as Blackstone’s investment banking business, Centerview, Greenhill, Moelis and Perella Weinberg, among others. The universal banks, which also offer lending, engage in significant proprietary trading and manage large private equity funds. We believe and our clients have informed us that firms which also engage in acquisition financing, significant proprietary trading in clients’ securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since Evercore is able to avoid potential conflicts associated with these types of activities, we believe that Evercore is better able to develop more trusted and long-term relationships with its clients than those of its competitors which provide such services. In addition, we have a larger global presence and deeper sector expertise than many of the boutiques. Our Institutional Equities business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.

We believe that we face a range of competitors in our Investment Management business, with numerous other firms providing competitive services in each of our sectors. In Institutional Asset Management, each of Atalanta Sosnoff, ABS, ECB and ETC face substantial competition from a large number of asset management and trust companies, many of which are larger, more established firms with greater brand name recognition and more extensive client networks and product offerings. Wealth Management competes with domestic and global private banks, regional broker-dealers, independent broker-dealers, registered investment advisors, commercial banks, trust companies and other financial services firms offering wealth management services to clients, many of which have substantially greater resources and offer a broader range of services. In Private Equity, our competition includes private equity funds of all sizes.

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

Three of our affiliates, EWM, ABS and Atalanta Sosnoff, are registered as investment advisors with the SEC. In addition, as a result of recent regulatory initiatives, Evercore Advisors L.L.C., as investment advisor to Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”), has become subject to the Investment Advisers Act of 1940 and has registered with the SEC as an investment advisor. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, state and local political contributions, as well as general anti-fraud prohibitions. EWM is also an investment advisor, which subjects EWM to additional regulations under the Investment Company Act of 1940 (the “1940 Act”). ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”), is a member bank of the Federal Reserve System and is subject to the Patriot Act.

Mexico

ECB is authorized by the Mexican Ministry of Finance to act as a broker-dealer and financial advisor in accordance with the Mexican Securities Market Law. ECB is subject to regulation and oversight by the Mexican Ministry of Finance and the Mexican National Banking and Securities Commission, including the maintenance of minimum capital requirements. In addition, the Mexican Broker Dealer Association, a self-regulatory organization that is subject to oversight by the Mexican National Banking and Securities Commission, adopts and enforces rules governing the conduct, and examines the activities of, its member broker-dealers, including ECB. Since August 2009, ECB has been authorized by the Mexican National Banking and Securities Commission to act as a trustee and to operate in the equity markets.

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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Global financial markets and economic conditions are negatively impacted by many factors beyond our control, including the inability to access credit markets, rising interest rates or inflation, terrorism or political uncertainty. Financial market and economic conditions have been volatile in the last several years, and challenging conditions have persisted. A continuation of these conditions could reduce the demand for our services and present new challenges. Revenue generated by our Investment Banking business is related to the volume and value of the transactions in which we are involved. During periods of unfavorable market and economic conditions, our operating results may be adversely affected by a decrease in the volume and value of M&A transactions and increasing price competition among financial services companies seeking advisory engagements. Unfavorable market conditions also may lead to a reduction in revenues from our trading, underwriting and placement agent activities. In addition, Europe’s debt crisis could have a material adverse effect on our business and financial condition, particularly with respect to our recently expanded UK advisory business. The possibility that certain EU member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. See “—A portion of our revenues are derived from our international operations, which are subject to certain risks.”

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

Certain aspects of our cost structure are largely fixed, and we may incur costs associated with new or expanded lines of business prior to these lines of business generating significant revenue. If our revenue declines or fails to increase commensurately with the expenses associated with new or expanded lines of business, our profitability may be materially adversely affected.

We may incur costs associated with new or expanded lines of business, including guaranteed or fixed compensation costs, prior to these lines of business generating significant revenue. In addition, certain aspects of our cost structure, such as costs for occupancy and equipment rentals, communication and information technology services, and depreciation and amortization are largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue. If our revenue declines, or fails to increase commensurately with the expenses associated with new or expanded lines of business, our profitability may be materially adversely affected.

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

If we are unable to successfully identify and hire productive individuals to join our firm or consummate additional acquisitions, alliances or joint ventures on attractive terms, we may not be able to implement our growth strategy successfully.

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

In addition, acquisitions, start-ups and internally developed initiatives generally result in increased operating and administrative costs as the necessary infrastructure, IT, legal and compliance systems, controls and personnel are put in place. Our inability to develop, integrate and manage acquired companies, joint ventures or other strategic relationships and growth initiatives in an efficient and cost-effective manner, or at all, could have material adverse short- and long-term effects on our operating results, financial condition and liquidity.

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

We have experienced significant growth in the past several years, including in our Investment Banking business, by expanding into sales, trading, research and underwriting activities, entering into strategic alliances, acquiring Lexicon and the hiring of additional senior professionals in our advisory group, and in our Investment Management business through the acquisitions of Atalanta Sosnoff and Mt. Eden and our investment in ABS. Supporting this growth has placed significant demands on our operational, legal, regulatory and financial systems and resources for integration, training and business development efforts. We are often required to commit additional resources to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion, even when we only partner, enter into strategic alliances or take minority stakes in other businesses. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. We cannot provide assurance that our financial controls, the level of knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our expanding operations effectively. Any failure to do so could adversely affect our ability to pursue our growth strategy, generate revenue and control expenses.

Our revenue and profits are highly volatile, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.

Our revenue and profits are highly volatile. We generally derive Investment Banking revenue from engagements that generate significant fees at key transaction milestones, such as closing, and the timing of these milestones is outside of our control. As a result, our financial results will likely fluctuate from quarter to quarter based on the timing of when those fees are earned. It may be difficult for us to achieve steady earnings growth on a quarterly basis, which could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.

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

In Private Equity, we record revenue from performance fees, or carried interest, when the returns on the private equity funds’ investments exceed certain minimum thresholds. In addition, if a fund performs poorly, we may be obligated to reverse previously recorded performance fee revenue under “claw-back” provisions. The claw-back provisions of an Evercore private equity fund remain in effect until the final distribution of the proceeds from such fund. Our Private Equity revenue also includes our allocable share, based on our investments in the funds managed by our Private Equity business, of unrealized (“mark-to-market”) as well as realized gains and losses reported by such funds. As a result, because the investment returns of our Private Equity funds are uncertain and difficult to predict, the revenue we derive from our Private Equity business can be volatile from quarter to quarter and year to year.

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

Certain of our executive officers and employees responsible for managing our U.S. private equity funds (ECP Funds) and Mexican private equity funds (Discovery and EMCP Funds) have invested their own capital in side-by-side investments in specific portfolio companies along with our U.S. and Mexican private equity funds. These side-by-side investments are not subject to management fees or carried interest. As a result, some of our executive officers and private equity portfolio managers have a different economic interest in the performance of investments in certain portfolio companies compared to the interests of investors in our private equity funds. This lack of a total alignment of interests and incentives could result in our executive officers and private equity portfolio managers devoting a disproportionate amount of time and attention to certain investments, and could result in the underperformance of our private equity fund as a whole.

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

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering fairness opinions in connection with mergers and other transactions.

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

The full extent of the effects of governmental economic and regulatory involvement in the wake of disruption and volatility in global financial markets remains uncertain.

As a result of market volatility and disruption in recent years, the U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions and taking certain regulatory actions. The full extent of the effects of these actions and legislative and regulatory initiatives (including the Dodd-Frank Act) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial capital markets and participants in general, and as to us in particular.

Our business is subject to various operational risks.

We face various operational risks related to our businesses on a day-to-day basis. We rely heavily on financial, accounting, communication and other data processing systems. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our control. In addition, our systems may be subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will provide protection. If our systems are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

We operate in businesses that are highly dependent on information systems and technology. In our Institutional Equities, Institutional Asset Management and Wealth Management businesses in particular, we must consistently and reliably obtain securities pricing information, process client transactions and provide reports and other customer service to our clients. Any failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We also rely on third-party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our businesses.

In addition, if we were to experience a disaster or other business continuity problem, such as a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. Such events could lead us to experience operational challenges, and our inability to timely and successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including the $120.0 million principal amount of senior unsecured notes issued to Mizuho Corporate Bank, Ltd. (“Mizuho”) due 2020 with a 5.20% coupon (the “Senior Notes”). If our cash flows and capital resources are insufficient to fund our debt service obligations, including the principal noted above and semi-annual interest payments of $3.1 million and our contingent obligations to fund our redeemable noncontrolling interest of $49.7 million as of December 31, 2012, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes and other contractual commitments.

Risks Related to Our Investment Banking Business

A majority of our revenue is derived from advisory assignments for Investment Banking clients, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in these engagements could have a material adverse effect on our financial condition and operating results.

We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking clients for advisory services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Investment Banking services accounted for 88%, 82% and 80% of Net Revenues in 2012, 2011 and 2010, respectively, a substantial portion of which represents fees generated by our advisory group. We expect that we will continue to rely on Investment Banking fees from advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking advisory engagements or the market for advisory services would adversely affect our business.

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

Our top five Investment Banking clients accounted for 13%, 24% and 21% of Net Revenues in 2012, 2011 and 2010, respectively. The composition of the group comprising our largest Investment Banking clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our Investment Banking Revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed, however, no clients accounted for more than 10% of our Net Revenues for the years ended December 31, 2012, 2011 and 2010.

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

We also face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms may have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

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

Revenue from our Institutional Asset Management and Wealth Management businesses is derived from fees earned for the management of client assets, generally based on the market value of AUM. Poor investment performance by these businesses, on an absolute basis or as compared to third-party benchmarks or competitors, could stimulate higher redemptions, thereby lowering AUM and reducing the fees we earn, even in periods when securities prices are generally rising. In addition, if the investments we make on behalf of our funds and clients perform poorly, it may be more difficult for us to attract new investors, launch new products or offer new services in our Institutional Asset Management or Wealth Management businesses. Furthermore, if the volatility in the U.S. and global markets cause a decline in the price of securities that constitutes a significant portion of our AUM, our clients could withdraw funds from, or be hesitant to invest in, our Investment Management business due to the uncertainty or volatility in the market or in favor of investments they perceive as offering greater opportunity or lower risk, which would also result in lower investment management revenue. In our Private Equity business, our revenues include management fees based on committed or invested capital and performance fees. If our private equity investments perform poorly, whether on a realized or unrealized basis, our revenues and earnings will suffer. Poor performance by our private equity investments may also make it more difficult for us to raise any new funds in the future, may result in such fundraising taking longer to complete than anticipated or may prevent us from raising such funds. In addition, to the extent that, over the life of the funds, we have received an amount of carried interest that exceeds a specified percentage of distributions made to the third-party investors in our funds, we may be obligated to repay the amount of this excess to the third-party investors.

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

Valuation methodologies for certain assets in our private equity funds can be subject to significant subjectivity, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds. In addition, certain of our redeemable noncontrolling interests are based on fair value estimates and assumptions which may significantly differ from the value if redeemed.

We have made principal investments in ECP II, Evercore Mexico Capital Partners II (“EMCP II”), Evercore Mexico Capital Partners III (“EMCP III”), Discovery Americas I L.P., CITIC Securities International Partners, LTD and Trilantic IV. These funds generally invest in relatively high-risk, illiquid assets. In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of investments in our funds. The value of the investments of our funds is determined using fair value methodologies described in the funds’ valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund values would result in losses for the applicable fund and the loss of potential incentive income and principal investments. We also have commitments related to our redeemable noncontrolling interests, which are initially recorded at fair value and may be subject to periodic adjustments as a result of a change in the estimated fair value of the associated capital interests. The methodologies we use in valuing these interests are based on estimates and assumptions specific to the particular commitment. Therefore, the value of our redeemable noncontrolling interest may not necessarily reflect the value that would actually be obtained by the noncontrolling interest holders when such capital interests are redeemed.

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

In 2012, we earned 30% of our Total Revenues, excluding Other Revenue, from clients and private equity funds located outside of the United States. We intend to grow our non-U.S. business, and this growth is critical to our overall success. In addition, many of our larger clients for our Investment Banking business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

•	greater difficulties managing and staffing foreign operations;

•	language and cultural differences;

•	fluctuations in foreign currency exchange rates that could adversely affect our results;

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;

•	greater difficulties in collecting accounts receivable;

•	longer transaction cycles;

•	higher operating costs;

•	adverse consequences or restrictions on the repatriation of earnings;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	less stable political and economic environments, including the sovereign debt crisis in Europe; and

•	civil disturbances or other catastrophic events that reduce business activity.

If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results. See also “—Difficult market conditions may adversely affect our business in many ways, including reducing the volume of the transactions involving our Investment Banking business and reducing the value of the assets we manage in our Investment Management businesses, which, in each case, may materially reduce our revenue or income.”

Fluctuations in foreign currency exchange rates could adversely affect our results.

Because our financial statements are denominated in U.S. dollars and we receive a portion of our net revenue from continuing operations in other currencies, predominantly in Mexican pesos, Euros, British pounds, Brazilian real, Canadian dollars and Hong Kong dollars, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and, as a result, our investment advisory fees.

Adverse economic conditions and political events in Mexico may result in disruptions to our business operations and adversely affect our revenue.

Our Mexican company has all of its assets located in Mexico and most of its revenue derived from operations in Mexico. As a financial services firm, our businesses in Mexico are materially affected by Mexico’s financial markets and economic conditions. For example, for our ECB business, a lack of liquidity in Mexican government bonds could have a material adverse effect on ECB’s business. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. Mexico has had, and may continue to have, high real and nominal interest rates. In addition, because the Mexican government exercises significant influence over many aspects of the Mexican economy, political events in Mexico, including a change in state and municipal political leadership, may result in disruptions to our business operations and adversely affect its revenue. Any action by the government, including changes in the regulation of Mexico’s financial sector, could have an adverse effect on the operations of our Mexican business, especially on its asset management business.

Our Mexican business derives a significant portion of its revenue from advisory contracts with state and local governments in Mexico. The term limit system in Mexico may prevent us from maintaining relationships with the same clients in the same political positions beyond these periods. After an election takes place, there is no guarantee that we will be able to remain as advisors of the new government, even if the new administration is of the same political party as the previous one.

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

As of December 31, 2012, there were 7,238,915 vested and 1,441,218 unvested LP Units held by some of our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

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

The Company is a holding company and has no material assets other than its ownership of partnership units in Evercore LP. The Company has no independent means of generating revenue. We intend to cause Evercore LP to make distributions to its partners in an amount sufficient to cover all applicable taxes payable, other expenses and dividends, if any, declared by us.

Payments of dividends, if any, will be at the sole discretion of the Company’s board of directors after taking into account various factors, including:

•	economic and business conditions;

•	our financial condition and operating results;

•	our available cash and current and anticipated cash needs;

•	our capital requirements;

•	applicable contractual, legal, tax and regulatory restrictions;

•	implications of the payment of dividends by us to our stockholders or by our subsidiaries (including Evercore LP) to us; and

•	such other factors as our board of directors may deem relevant.

In addition, Evercore LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Evercore LP (with certain exceptions) exceed the fair value of its assets. Furthermore, certain subsidiaries of Evercore LP may be subject to similar legal limitations on their ability to make distributions to Evercore LP. Moreover, our regulated subsidiaries may be subject to regulatory capital requirements that limit the distributions that may be made by those subsidiaries.

Deterioration in the financial condition, earnings or cash flow of Evercore LP and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that the Company requires funds and Evercore LP is restricted from making such distributions under applicable law or regulation or under the terms of financing arrangements, or is otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

As of December 31, 2012, Evercore LP and its consolidated subsidiaries had approximately $190.0 million in cash and cash equivalents available for distribution without prior regulatory approval.

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

Our Senior Managing Directors own shares of our Class A common stock and our Class B common stock. Our certificate of incorporation provides that the holders of the shares of our Class B common stock are entitled to a number of votes that is determined pursuant to a formula that relates to the number of LP Units held by such holders. Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit in Evercore LP held by such holder. Our Senior Managing Directors, and certain trusts benefiting their families, collectively have 20% of the voting power in Evercore Partners Inc. As a result, our Senior Managing Directors have the ability to exercise significant influence over the election of the members of our board of directors and, therefore, significant influence over our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to exercise significant influence over the outcome of all matters requiring stockholder approval. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

At December 31, 2012, we had a total of 29,576,986 shares of our Class A common stock outstanding. In addition, our Senior Managing Directors own an aggregate of 8,680,133 partnership units in Evercore LP, of which 7,238,915 partnership units were fully vested and 1,441,218 partnership units were unvested. Our amended and restated certificate of incorporation allows the exchange of partnership units in Evercore LP (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions. Also, as of December 31, 2012, 7,084,800 restricted stock units (“RSUs”) issued pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan were outstanding. Of these RSUs, 542,221 were fully vested and 6,542,579 were unvested. We also had 1,718,730 restricted shares of Class A common stock outstanding at December 31, 2012 as partial consideration for the Lexicon acquisition.

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

Our principal offices are located in leased office space at 55 East 52nd Street, New York, New York, at Blvd. Manuel A. Camacho 36-22, Col. Lomas de Chapultepec in Mexico City, Mexico and at 15 Stanhope Gate in London, UK. We do not own any real property.

Item 3.	Legal Proceedings

General

In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with Accounting Standards Codification (“ASC”) 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Evercore Class A Common Stock

Our Class A common stock is listed on the NYSE and is traded under the symbol “EVR.” At the close of business on February 19, 2013, there were 17 Class A common stockholders of record.

The following table sets forth for the periods indicated the high and low reported intra-day sale prices per share for the Class A common stock, as reported on the NYSE:

	2012		2011
	High	Low	High	Low
First Quarter	$30.09	$25.80	$35.87	$30.17
Second Quarter	$29.15	$21.50	$37.26	$32.05
Third Quarter	$28.82	$20.57	$33.88	$19.96
Fourth Quarter	$30.21	$25.26	$29.33	$20.29

There is no trading market for the Evercore Partners Inc. Class B common stock. As of February 19, 2013, there were 42 holders of record of the Class B common stock.

Dividend Policy

The Company paid quarterly cash dividends of $0.22 per share of Class A common stock for the quarter ended December 31, 2012, $0.20 per share for the quarters ended September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, and $0.18 per share of Class A common stock for the quarters ended September 30, 2011, June 30, 2011 and March 31, 2011.

We pay dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A common shares, on all unvested RSU grants awarded in conjunction with annual bonuses and new hire awards as well as awards issued in conjunction with the acquisition of Lexicon. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.

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

Recent Sales of Unregistered Securities

None

Share Repurchases for the period October 1, 2012 through December 31, 2012

2012	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)(3)
October 1 to October 31	24,539	$27.53	—	5,115,500
November 1 to November 30	3,417	27.07	—	5,115,500
December 1 to December 31	29,087	27.56	—	5,115,500

Total	57,043	$27.51	—	5,115,500

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2)	In October 2010, Evercore’s Board authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

(3)	In October 2012, Evercore’s Board authorized the repurchase of up to an additional 5 million shares of Evercore Class A Common Stock and/or LP Units for up to $125.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.” During 2012, certain balances for prior periods were reclassified to conform to their current presentation. The amounts below include a correction reflecting the reclassification of Net Income (Loss) Attributable to Noncontrolling Interest related to Evercore Asset Management L.L.C. (“EAM”) from Discontinued Operations to Net Income Attributable to Noncontrolling Interest, below Net Income on the Consolidated Statements of Operations. Refer to Note 2 to our consolidated financial statements for additional information.

	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues
Investment Banking Revenue	$568,238	$430,597	$301,931	$293,311	$181,608
Investment Management Revenue	79,790	99,161	74,610	21,164	9,811
Other Revenue	9,646	13,897	22,205	22,211	33,885

Total Revenues	657,674	543,655	398,746	336,686	225,304
Interest Expense	15,301	19,391	22,841	24,269	30,278

Net Revenues	642,373	524,264	375,905	312,417	195,026

Expenses
Operating Expenses	523,386	427,155	316,016	256,632	188,975
Other Expenses	53,452	61,297	23,029	32,337	15,064

Total Expenses	576,838	488,452	339,045	288,969	204,039

Income (Loss) before Income (Loss) from Equity Method Investments and Income Taxes	65,535	35,812	36,860	23,448	(9,013)
Income (Loss) from Equity Method Investments	4,852	919	(557)	(1,406)	(371)

Income (Loss) before Income Taxes	70,387	36,731	36,303	22,042	(9,384)
Provision for Income Taxes	30,908	22,724	16,177	19,679	179

Net Income (Loss) from Continuing Operations	39,479	14,007	20,126	2,363	(9,563)
Net Income (Loss) from Discontinued Operations	—	(3,476)	(2,321)	(2,117)	—

Net Income (Loss)	39,479	10,531	17,805	246	(9,563)
Net Income (Loss) Attributable to Noncontrolling Interest	10,590	3,579	8,851	1,816	(4,850)

Net Income (Loss) Attributable to Evercore Partners Inc.	$28,889	$6,952	$8,954	$(1,570)	$(4,713)

Dividends Declared per Share	$0.82	$0.74	$0.63	$0.51	$0.48

Diluted Net Income (Loss) per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.89	$0.27	$0.41	$(0.07)	$(0.36)
From Discontinued Operations	—	(0.04)	(0.02)	(0.03)	—

Net Income (Loss) Attributable to Evercore Partners Inc.	$0.89	$0.23	$0.39	$(0.10)	$(0.36)

STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$1,145,218	$1,043,592	$898,085	$891,160	$738,940
Long-term Liabilities	$283,836	$252,602	$218,465	$179,113	$141,980
Total Long-term Debt	$101,375	$99,664	$98,082	$96,618	$95,263
Total Liabilities	$604,742	$555,499	$505,438	$595,404	$507,355
Noncontrolling Interest	$111,970	$80,429	$91,948	$29,361	$15,978
Total Equity	$490,749	$465,826	$367,241	$295,756	$231,585

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period. With respect to the annual awards granted in February 2012 and thereafter, the Company adopted new retirement eligibility criteria, which stipulates that if an employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, the employee is eligible for retirement (prior year’s awards required combined years of service and age of at least 70 years). Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give the minimum advance notice, which is generally one year. As a consequence of these changes, a greater number of employees will become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period.

Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information technology services, depreciation and amortization, acquisition and transition costs and other operating expenses. We refer to all of these expenses as non-compensation expenses.

Other Expenses

Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) charges associated with the vesting of Event-based Awards, c) the amortization of intangible assets associated with certain acquisitions, d) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees and e) special charges related to the Lexicon acquisition, including the exiting of facilities for office space in the UK, an introducing fee as well as other professional fees incurred by Lexicon.

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

Results of Operations

The following is a discussion of our results from continuing operations for the years ended December 31, 2012, 2011 and 2010. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

	For the Years Ended December 31,			Change
	2012	2011	2010	2012 v. 2011	2011 v. 2010
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$568,238	$430,597	$301,931	32%	43%
Investment Management Revenue	79,790	99,161	74,610	(20%)	33%
Other Revenue	9,646	13,897	22,205	(31%)	(37%)

Total Revenues	657,674	543,655	398,746	21%	36%
Interest Expense	15,301	19,391	22,841	(21%)	(15%)

Net Revenues	642,373	524,264	375,905	23%	39%

Expenses
Operating Expenses	523,386	427,155	316,016	23%	35%
Other Expenses	53,452	61,297	23,029	(13%)	166%

Total Expenses	576,838	488,452	339,045	18%	44%

Income Before Income from Equity Method Investments and Income Taxes	65,535	35,812	36,860	83%	(3%)
Income (Loss) from Equity Method Investments	4,852	919	(557)	428%	NM

Income Before Income Taxes	70,387	36,731	36,303	92%	1%
Provision for Income Taxes	30,908	22,724	16,177	36%	40%

Net Income from Continuing Operations	39,479	14,007	20,126	182%	(30%)

Discontinued Operations
Income (Loss) from Discontinued Operations	—	(4,198)	(2,618)	NM	(60%)
Provision (Benefit) for Income Taxes	—	(722)	(297)	NM	(143%)

Net Income (Loss) from Discontinued Operations	—	(3,476)	(2,321)	NM	(50%)

Net Income	39,479	10,531	17,805	275%	(41%)
Net Income Attributable to Noncontrolling Interest	10,590	3,579	8,851	196%	(60%)

Net Income Attributable to Evercore Partners Inc.	$28,889	$6,952	$8,954	316%	(22%)

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.89	$0.27	$0.41	230%	(34%)
From Discontinued Operations	—	(0.04)	(0.02)	NM	(100%)

Net Income Attributable to Evercore Partners Inc.	$0.89	$0.23	$0.39	287%	(41%)

The amounts above include a correction reflecting the reclassification of Net Income (Loss) Attributable to Noncontrolling Interest related to EAM from Discontinued Operations to Net Income Attributable to Noncontrolling Interest, below Net Income on the Consolidated Statements of Operations. Refer to Note 2 to our consolidated financial statements for additional information.

2012 versus 2011

Net revenues were $642.4 million in 2012, an increase of $118.1 million, or 23%, versus net revenues of $524.3 million in 2011. Investment Banking Revenue increased 32% and Investment Management Revenue decreased 20% compared to 2011. See the segment discussion below for further information. Net revenues include interest expense on our Senior Notes.

Total Operating Expenses were $523.4 million in 2012 as compared to $427.2 million in 2011, a 23% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $381.5 million in 2012, an increase of $73.5 million, or 24%, versus expense of $308.0 million in 2011. The increase was primarily due to increased compensation costs resulting from the expansion of existing businesses and our new businesses, higher costs associated with employee separation arrangements and higher share-based compensation costs, including costs associated with the revised retirement eligibility criteria, offset, in part, by a reduction in discretionary incentive compensation associated with decreased profitability in our Investment Management business. Non-compensation expenses as a component of Operating Expenses were $141.8 million in 2012, an increase of $22.6 million, or 19%, over non-compensation operating expenses of $119.2 million in 2011. Non-compensation operating expenses increased compared to 2011 primarily as a result of the expansion of our new and existing businesses, including the integration of Lexicon, as well as higher occupancy costs.

Total Other Expenses of $53.5 million in 2012 related to compensation costs associated with the vesting of LP Units and certain other awards of $20.9 million, acquisition related compensation costs of $28.2 million, special charges of $0.7 million and amortization of intangibles of $3.7 million. Total Other Expenses of $61.3 million in 2011 related to compensation costs associated with the vesting of LP Units and certain other awards of $24.2 million, charges related to the vesting of Event-based Awards of $11.4 million, acquisition related compensation costs of $14.6 million, special charges of $3.9 million and amortization of intangibles of $7.2 million.

As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 67% for the year ended December 31, 2012, compared to 68% for the year ended December 31, 2011.

The provision for income taxes in 2012 was $30.9 million, which reflected an effective tax rate of 44%. The provision was impacted by the vesting of LP Units and certain other awards, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units. The provision for income taxes in 2011 was $22.7 million, which reflected an effective tax rate of 62%. The provision was impacted by the vesting of LP Units and certain other awards, as well as the noncontrolling interest associated with LP Units. The effective tax rate for 2012 was lower than 2011 primarily due to a higher level of foreign sourced income, which lowers the state and local taxes in the U.S., and the release of tax reserves and valuation allowances for certain deferred tax assets in 2012.

Income (loss) from equity method investments was $4.9 million for 2012, as compared to $0.9 million for 2011. The increase was primarily a result of income from our investment in ABS, which the Company made in the fourth quarter of 2011.

Noncontrolling interest was $10.6 million in 2012 compared to $3.6 million for 2011 (which includes noncontrolling interest from discontinued operations of ($2.5) million).

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

Total Other Expenses of $61.3 million in 2011 related to compensation costs associated with the vesting of LP Units and certain other awards of $24.2 million, charges related to the vesting of Event-based Awards of $11.4 million, acquisition related compensation costs of $14.6 million, special charges of $3.9 million and amortization of intangibles of $7.2 million. Total Other Expenses of $23.0 million in 2010 related to compensation costs associated with the vesting of LP Units and certain other awards of $20.8 million and amortization of intangibles of $2.2 million.

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

Noncontrolling interest was $3.6 million in 2011 (which includes noncontrolling interest from discontinued operations of ($2.5) million) compared to $8.9 million for 2010 (which includes noncontrolling interest from discontinued operations of ($1.8) million).

Impairment of Assets

At November 30, 2012, in accordance with ASC 350, “Goodwill and Other Intangible Assets”, we performed our annual Goodwill impairment assessment. We concluded that the fair value of our reporting units substantially exceeded their carrying values, with the exception of our Institutional Asset Management reporting unit, which exceeded its carrying value by 11%. The amount of Goodwill allocated to the Institutional Asset Management reporting unit was $94.7 million as of November 30, 2012, of which a portion is related to noncontrolling interest. In determining the fair value of this reporting unit, we utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 15%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a stabilization of AUM by the end of 2012, with AUM beginning to increase in the first half of 2013 and, over the longer term, assumes a compound annual growth rate in revenues of 10% from the trailing twelve month period ended November 30, 2012. We used our best judgment and the information available to us at the time to perform this valuation. Because assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. We estimate that an assumed 14% decrease in forecasted AUM and related revenue throughout the entire forecasted period, would result in the fair value of the Institutional Asset Management reporting unit to be below its book value. Deterioration in these assumptions, including a period of sustained decline in the equity markets, would cause the estimated fair value of the reporting unit to decline, which may result in an impairment charge to earnings in a future period related to some portion of the associated goodwill. If a charge for impairment of goodwill in the Institutional Asset Management reporting unit were required in a future period, it would be allocated, in part, to noncontrolling interest.

In addition, during the second quarter of 2012, we determined that our Institutional Asset Management operating segment met the criteria for a Step 1 impairment assessment as required by ASC 350 and ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, for the client-related intangible assets of Atalanta Sosnoff and the goodwill for its Institutional Asset Management reporting unit as of June 30, 2012. As of June 30, 2012, we concluded that the fair value of our Institutional Asset Management reporting unit exceeded its carrying value and the undiscounted future cash flows of the intangible assets exceeded their carrying amount.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2012	2011	2010	2012 v. 2011	2011 v. 2010
	(dollars in thousands)
Revenues
Investment Banking Revenue(1)	$568,238	$430,597	$301,931	32%	43%
Other Revenue, net(2)	(3,019)	(2,473)	(84)	(22%)	NM

Net Revenues	565,219	428,124	301,847	32%	42%

Expenses
Operating Expenses	444,510	337,886	240,312	32%	41%
Other Expenses	50,774	55,591	19,408	(9%)	186%

Total Expenses	495,284	393,477	259,720	26%	52%

Operating Income(3)	69,935	34,647	42,127	102%	(18%)
Income from Equity Method Investments	2,258	1,101	16	105%	NM

Pre-Tax Income	$72,193	$35,748	$42,143	102%	(15%)

(1)	Includes client related expenses of $15.8 million, $12.0 million and $9.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Includes interest expense on the Senior Notes of $4.3 million, $4.2 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)	Includes Noncontrolling interest of ($1.7) million, ($5.6) million and ($4.7) million for the years ended December 31, 2012, 2011 and 2010, respectively.

For 2012, the level of North American and Global announced M&A activity was marginally higher versus 2011, and the level of North American and Global completed M&A activity was lower versus 2011 as evidenced by the following industry statistics regarding the volume of transactions:

	For the Years Ended December 31,			Change
	2012	2011	2010	2012 v. 2011	2011 v. 2010
Industry Statistics ($ in billions)*
Value of North American M&A Deals Announced	$1,049	$1,043	$876	1%	19%
Value of North American M&A Deals Completed	$973	$978	$779	(1%)	26%
Value of Global M&A Deals Announced	$2,534	$2,486	$2,370	2%	5%
Value of Global M&A Deals Completed	$2,007	$2,375	$1,963	(15%)	21%
Evercore Statistics**
Total Number of Fee Paying Advisory Clients	324	245	183	32%	34%
Investment Banking Fees of at Least $1 million from Advisory Clients	125	94	62	33%	52%

*	Source: Thomson Reuters January 2, 2013
**	Includes revenue generating clients only

Investment Banking Results of Operations

2012 versus 2011

Net Investment Banking Revenues were $565.2 million in 2012 compared to $428.1 million in 2011, which represented an increase of 32%. Investment Banking Revenues for 2012 included $21.5 million and $17.0 million of commissions and underwriting revenues, respectively, compared to $14.9 million and $8.8 million, respectively, for 2011. We earned advisory fees from 324 clients and fees in excess of $1.0 million from 125 transactions in 2012, compared to advisory fees from 245 clients and fees in excess of $1.0 million from 94 transactions in 2011. The increase in revenues from 2011 reflects the integration of Lexicon for the full year 2012 following the acquisition in August 2011. Also contributing to the increase in revenues for 2012 was the expansion of our existing businesses, including the addition of Senior Managing Directors.

Operating Expenses were $444.5 million in 2012, as compared to $337.9 million in 2011, an increase of $106.6 million, or 32%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $331.8 million in 2012, as compared to $249.7 million in 2011, an increase of $82.1 million, or 33%. The increase was due to compensation costs resulting primarily from increased headcount in our advisory business, including growth relating to the acquisition of Lexicon, higher costs associated with employee separation arrangements and higher share-based compensation costs, including costs associated with the revised retirement eligibility criteria. Non-compensation expenses, as a component of Operating Expenses, were $112.7 million in 2012, as compared to $88.2 million in 2011, an increase of $24.5 million, or 28%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business, as well as additional costs from our acquisition of Lexicon and higher occupancy costs. The increase in Investment Banking headcount has also led directly and indirectly to cost increases relating to occupancy, travel, professional and regulatory fees.

Other Expenses of $50.8 million in 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $18.6 million, acquisition related compensation charges of $28.2 million, special charges of $0.7 million and amortization of intangibles of $3.3 million. Other Expenses of $55.6 million in 2011 included compensation costs associated with the vesting of LP Units and certain other awards of $21.3 million, charges related to the vesting of Event-based awards of $8.9 million, acquisition related compensation charges of $14.6 million, special charges of $3.9 million and amortization of intangibles of $6.8 million.

2011 versus 2010

Net Investment Banking Revenues were $428.1 million in 2011 compared to $301.8 million in 2010, which represented an increase of 42%. Investment Banking Revenues for 2011 included $14.9 million and $8.8 million of commissions and underwriting revenues, respectively. We earned advisory fees from 245 clients and fees in excess of $1.0 million from 94 transactions in 2011, compared to advisory fees from 183 clients and fees in excess of $1.0 million from 62 transactions in 2010. The increase in revenues from 2010 reflects our acquisition of Lexicon in August 2011. Also contributing to the increase in revenues for 2011 was the expansion of our existing businesses and our new businesses and increased deal activity.

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

Other Expenses of $55.6 million in 2011 included compensation costs associated with the vesting of LP Units and certain other awards of $21.3 million, charges related to the vesting of Event-based awards of $8.9 million, acquisition related compensation charges of $14.6 million, special charges of $3.9 million and amortization of intangibles of $6.8 million. Other Expenses of $19.4 million in 2010 included compensation costs associated with the vesting of LP Units and certain other awards of $17.5 million and amortization of intangibles of $1.9 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2012	2011	2010	2012 v. 2011	2011 v. 2010
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$19,823	$15,296	$9,826	30%	56%
Institutional Asset Management	47,910	65,810	48,694	(27%)	35%
Private Equity	7,798	7,558	8,396	3%	(10%)

Total Investment Advisory and Management Fees	75,531	88,664	66,916	(15%)	33%

Realized and Unrealized Gains (Losses):
Institutional Asset Management	4,465	4,297	5,546	4%	(23%)
Private Equity	(206)	6,200	2,148	NM	189%

Total Realized and Unrealized Gains	4,259	10,497	7,694	(59%)	36%

Investment Management Revenue(1)	79,790	99,161	74,610	(20%)	33%
Other Revenue, net(2)	(2,636)	(3,021)	(552)	13%	(447%)

Net Investment Management Revenues	77,154	96,140	74,058	(20%)	30%

Expenses
Operating Expenses	78,876	89,269	75,704	(12%)	18%
Other Expenses	2,678	5,706	3,621	(53%)	58%

Total Expenses	81,554	94,975	79,325	(14%)	20%

Operating Income (Loss)(3)	(4,400)	1,165	(5,267)	NM	NM
Income (Loss) from Equity Method Investments(4)	2,594	(182)	(573)	NM	68%

Pre-Tax Income (Loss)(5)	$(1,806)	$983	$(5,840)	NM	NM

(1)	Includes transaction-related client reimbursements of $0.5 million, $0.6 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Includes interest expense on the Senior Notes of $3.6 million, $3.6 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)	Includes Noncontrolling interest of $0.4 million, $2.6 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(4)	Equity in G5, ABS and Pan is classified as Income (Loss) from Equity Method Investments.

(5)	Amounts above exclude the results of EAM for the years ended December 31, 2011 and 2010. These results were reclassified to Discontinued Operations during the fourth quarter of 2011.

Investment Management Results of Operations

Our Wealth Management business includes the results of EWM. Our Institutional Asset Management business includes the results of ETC, ECB and Atalanta Sosnoff, which was consolidated during the second quarter of 2010. Fee-based revenues from EWM, Atalanta Sosnoff and ECB are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements.

In 2012, the Company held an initial and second closing on EMCP III, a private equity fund focused on middle market investments in Mexico. Subscribed capital commitments as of December 31, 2012 were $96.5 million, which included a capital commitment of $3.6 million by the Company.

ECP II earns management fees of 1% of invested capital. Pursuant to an amendment to the Evercore Capital Partners L.P. and its affiliates Partnership Agreement, no management fees are earned by the Company. We earn management fees on EMCP II of 2.0% per annum on net funded capital while we earn management fees on EMCP III of 2.0% per annum of committed capital during its investment period, and 2.0% per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the general partner of ECP II and 100% of Carried Interest in EMCP II and EMCP III. A significant portion of any gains recognized related to ECP II and any carried interest recognized by it is distributed to certain of our private equity professionals.

In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of December 31, 2012, we had $2.7 million of previously received carried interest that may be subject to repayment.

We made equity method investments in G5 and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income (Loss) from Equity Method Investments.

Assets Under Management

AUM for our Investment Management business of $12.1 billion at December 31, 2012, decreased from $13.0 billion at December 31, 2011. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 60% and 49% of Level I investments and 40% and 51% of Level II investments as of December 31, 2012 and 2011, respectively, and Institutional Asset Management maintained 89% and 92% of Level I investments and 11% and 8% of Level II investments as of December 31, 2012 and 2011, respectively.

As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements. Private Equity assets represent primarily Level III investments. The following table summarizes AUM activity for the year ended December 31, 2012:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2011	$3,240	$9,173	$605	$13,018
Inflows	190	437	—	627
Outflows	(45)	(1,552)	(159)	(1,756)
Market Appreciation	116	899	—	1,015

Balance at March 31, 2012	$3,501	$8,957	$446	$12,904
Inflows	191	245	59	495
Outflows	(37)	(1,034)	(75)	(1,146)
Market Appreciation (Depreciation)	(42)	(400)	—	(442)

Balance at June 30, 2012	$3,613	$7,768	$430	$11,811
Inflows	149	370	—	519
Outflows	(28)	(1,203)	(20)	(1,251)
Market Appreciation	110	392	—	502

Balance at September 30, 2012	$3,844	$7,327	$410	$11,581
Inflows	771	310	37	1,118
Outflows	(124)	(648)	(9)	(781)
Market Appreciation	56	101	—	157

Balance at December 31, 2012	$4,547	$7,090	$438	$12,075

Note: Amounts above at December 31, 2011 exclude AUM associated with EAM. Results for EAM were reclassified to Discontinued Operations during the fourth quarter of 2011.

AUM decreased from December 31, 2011 primarily due to net outflows in Institutional Asset Management partially offset by additional AUM in Wealth Management and market appreciation in Institutional Asset Management and Wealth Management. Inflows in Wealth Management during the fourth quarter of 2012 included the addition of $0.6 billion of AUM from the acquisition of Mt. Eden.

2012 versus 2011

Net Investment Management Revenues were $77.2 million in 2012, compared to $96.1 million in 2011. Fee-based revenues earned from the management of client portfolios and other investment advisory services decreased 15% from 2011 reflecting a decline in AUM starting in the second half of 2011, primarily in Institutional Asset Management. Fee-based revenues included $0.5 million of revenues from performance fees during 2012 compared to $0.2 million in 2011. Realized and Unrealized Gains (Losses) decreased from the prior year primarily resulting from losses in our private equity funds, which were principally driven by unrealized losses on portfolio companies in the U.S., as well as the effect of carried interest from Trilantic earned during the second quarter of 2011. Income (loss) from equity method investments increased from the prior year as a result of income from our investment in ABS.

Operating Expenses were $78.9 million in 2012, as compared to $89.3 million in 2011, a decrease of $10.4 million, or 12%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $49.7 million in 2012, as compared to $58.2 million in 2011, a decrease of $8.5 million, or 15%. The decrease was due primarily to lower discretionary incentive compensation consistent with the overall decrease in profitability. Non-compensation expenses, as a component of Operating Expenses, were $29.2 million in 2012, as compared to $31.0 million in 2011, a decrease of $1.8 million, or 6%.

Other Expenses of $2.7 million in 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $2.4 million and amortization of intangibles of $0.3 million. Other Expenses of

$5.7 million in 2011 included compensation costs associated with the vesting of LP Units and certain other awards of $2.9 million, charges related to the vesting of Event-based awards of $2.5 million and amortization of intangibles of $0.3 million.

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

Other Expenses of $5.7 million in 2011 included compensation costs associated with the vesting of LP Units and certain other awards of $2.9 million, charges related to the vesting of Event-based awards of $2.5 million and amortization of intangibles of $0.3 million. Other Expenses of $3.6 million in 2010 included compensation costs associated with the vesting of LP Units and certain other awards of $3.3 million and amortization of intangibles of $0.3 million.

Follow-On Offering of Class A Common Stock

During 2011, we completed an offering of 5,364,991 shares of Class A common stock. Net proceeds in conjunction with this issuance were $168.1 million. A portion of the proceeds from the offering were used to purchase from certain holders, including members of the Company’s senior management, a number of outstanding LP Units. The Company used a portion of the remaining proceeds to fund the initial cash payments associated with the acquisition of Lexicon.

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

We have entered into a tax receivable agreement with the Members that provides for the payment by us to an exchanging Member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis. We expect to benefit from the remaining 15% of cash savings, if any, in income tax that we realize. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that, as a result of the size of the increases of the tangible and intangible assets of Evercore LP attributable to our interest in Evercore LP, during the expected term of the tax receivable agreement, the payments that we may make to our Members are expected to be substantial.

The effect of the tax receivable agreement on our Consolidated Statement of Financial Condition as a result of the above exchanges was an increase of $47.5 million related to the offering in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by Evercore LP, based on enacted federal and state tax rates at the dates of the transactions. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance.

We also recorded 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase of $40.4 million related to the offering between Amounts Due Pursuant to Tax Receivable Agreements and Payable to Employees and Related Parties. We recorded the remaining 15% of the estimated realizable tax benefit, or $7.1 million as an increase to Additional Paid-In-Capital.

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

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$39,479	$10,531	$17,805
Non-cash charges	126,336	122,250	66,464
Other operating activities	(5,657)	15,055	(39,274)

Operating activities	160,158	147,836	44,995
Investing activities	24,917	(77,344)	(43,866)
Financing activities	(110,012)	(25,081)	(66,823)
Effect of exchange rate changes	1,463	(3,843)	349

Net (Decrease) Increase in Cash and Cash Equivalents	76,526	41,568	(65,345)
Cash and Cash Equivalents
Beginning of Period	182,905	141,337	206,682

End of Period	$259,431	$182,905	$141,337

2012. Cash and Cash Equivalents were $259.4 million at December 31, 2012, an increase of $76.5 million versus Cash and Cash Equivalents of $182.9 million at December 31, 2011. Operating activities resulted in a net inflow of $160.2 million, primarily related to earnings. Cash of $24.9 million was provided by investing activities primarily related to net proceeds from maturities and sales of our marketable securities, offset by fixed assets purchased, primarily related to new office space in the UK, and cash paid for acquisitions. Financing activities during the period used cash of $110.0 million, primarily for the payment of dividends, distributions to Partners and treasury stock purchases.

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

We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted.

In October 2010, our Board of Directors authorized the repurchase of up to 2 million Class A Shares and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2012, we repurchased 1,884,500 shares for $46.6 million pursuant to this program.

In October 2012, our Board of Directors authorized the repurchase of up to an additional 5 million Class A Shares and/or LP Units for up to $125.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

In addition, periodically, we purchase LP Units in conjunction with follow-on offerings and we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. See “Follow-On Offering of Class A Common Stock” above. During 2012, we repurchased 726,005 shares for $20.0 million primarily related to minimum tax withholding requirements of share deliveries.

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

Pursuant to the agreement, Mizuho may transfer (A) the Senior Notes (i) with the Company’s consent, (ii) to a permitted transferee, or (iii) to the extent that such transfer does not result in any holder or group of affiliated holders directly or indirectly owning more than 15% of the aggregate principal amount of the Senior Notes, and (B) the Warrants (i) with the Company’s consent, (ii) to a permitted transferee, (iii) pursuant to a tender or exchange offer, or a merger or sale transaction involving the Company that has been recommended by the Company’s Board of Directors, or (iv) to the extent that such transfer is made pursuant to a widely distributed public offering or does not result in any holder or group of affiliated holders directly or indirectly owning more than 2% of the Company’s voting securities and the total shares of Class A common stock transferred, together with any shares of shares of Class A common stock (on an as-converted basis) transferred during the preceding 12 months, is less than 25% of the Company’s outstanding Class A common stock. The Company has a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased in the open market or acquired by exercise of the Warrants and associated Common Stock issued as dividends.

The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of December 31, 2012, we were in compliance with all of these covenants.

We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7.7 million and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.

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

Collateralized Financing Activity at ECB

ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.7 years, as of December 31, 2012, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.

ECB has procedures in place to monitor the daily risk limits for positions taken, as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is Value at Risk (“VaR”), which is a statistical measure, at a 98% confidence level, of the potential daily losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year’s historical data. ECB’s Risk Management Committee (the “Committee”) has established a policy to maintain VaR at levels below 0.1% of the value of the portfolio. If at any point in time the threshold is exceeded, ECB personnel are alerted by an automated interface with ECB’s trading systems and begin to make adjustments in the portfolio in order to mitigate the risk and bring the portfolio in compliance. Concurrently, ECB personnel must notify the Risk Management Committee of the variance and the actions taken to reduce the exposure to loss.

In addition to monitoring VaR, ECB periodically performs discrete stress tests (“Stress Tests”) to assure that the level of potential losses that would arise from extreme market movements that may not be anticipated by VaR measures are within acceptable levels. The table below includes a key stress test monitored by the Committee, noted as the sensitivity to a 100 basis point change in interest rates. This analysis assists ECB in understanding the impact of an extreme move in rates, assuring the Collateralized Financing portfolio is structured to maintain risk at an acceptable level, even in extreme circumstances.

The Committee meets monthly to analyze the overall market risk exposure based on positions taken, as well as the credit risk, based on the collateral pledged under these agreements against the contract value from inception to maturity date. In these meetings the Committee evaluates risk from an operating perspective, VaR, and an exceptional perspective, Stress Tests, to determine the appropriate level of risk limits in the current environment.

We periodically assess the collectability or credit quality related to securities purchased under agreements to resell.

As of December 31, 2012 and 2011, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31, 2012		December 31, 2011
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$120,594		$127,178
Securities Purchased Under Agreements to Resell	—	$—	2,146	$2,143

Total Assets	120,594		129,324
Liabilities
Securities Sold Under Agreements to Repurchase	(120,787)	$(121,029)	(129,577)	$(129,809)

Net Liabilities	$(193)		$(253)

Risk Measures
Value at Risk	$37		$65

Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(212)		$(366)

Portfolio sensitivity to a 100 basis point decrease in the interest rate	$212		$366

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2012:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating Lease Obligations	$185,084	$20,694	$37,731	$37,361	$89,298
Tax Receivable Agreements	172,624	7,274	26,582	29,874	108,894
Notes Payable, Including Interest	169,920	6,240	12,480	12,480	138,720
Investment Banking Commitments	13,945	13,005	940	—	—
Investment Management Commitments	13,057	13,057	—	—	—

Total	$554,630	$60,270	$77,733	$79,715	$336,912

As of December 31, 2012, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from the above commitments and contractual obligations.

We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to the private equity funds of $7.1 million and $5.8 million as of December 31, 2012 and 2011, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.

We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally includes noncontrolling interests held by the principals of EWM, Atalanta Sosnoff and Trilantic, increased from $22.3 million as of December 31, 2011 to $49.7 million as of December 31, 2012, as recorded on our Consolidated Statements of Financial Condition. This increase was primarily due to an increase in the value of EWM’s equity after our acquisition of Mt. Eden, as well as the expiration of key-man insurance policies. See Note 15 for further information. See Note 4 for our commitments related to the contingent consideration for acquisitions.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EWM and G5. These funds principally hold readily-marketable investment securities. As of December 31, 2012, the fair value of our investments with these products, based on closing prices, was $11.6 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.2 million for the year ended December 31, 2012.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.7 million for the year ended December 31, 2012.

Exchange Rate Risk

We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil, Canada and Hong Kong which creates foreign exchange rate risk. Their respective functional currencies are the

Mexican peso, British pound sterling, Brazilian real, Canadian dollar and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2012, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Consolidated Statement of Comprehensive Income was $3.8 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

Credit Risks

We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of December 31, 2012 and 2011, total receivables amounted to $89.1 million and $52.1 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the years ended December 31, 2012 and 2011.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2012, we had Marketable Securities of $36.5 million, of which 37% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+, and 63% were Seed Capital Investments and mutual funds.

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

Revenue Recognition

Investment Banking Revenue

We earn investment banking fees from our clients for providing advisory services on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. It is our accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collection is reasonably assured. We record Investment Banking Revenue on the Consolidated Statements of Operations for the following:

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

Valuation

The valuation of our investments in securities and of our financial investments in the funds we manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Effective January 1, 2008, we adopted ASC 820, which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 10 to the consolidated financial statements for further information. Level I investments include financial instruments owned and pledged as collateral and readily-marketable equity securities. Level II investments include our investments in corporate and municipal bonds and other debt securities. We did not have any Level III investments as of December 31, 2012.

We adopted ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We have not elected to apply the fair value option to any specific financial assets or liabilities.

Certain of our commitments related to our redeemable noncontrolling interests, included within Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition, are initially recorded at fair value and may be subject to periodic adjustment to reflect changes in the estimate of the amount due.

Marketable Securities

Investments in corporate and municipal bonds and other debt securities are accounted for as available-for-sale under ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated Statements of Operations. We invest in readily-marketable debt and equity securities which are managed by EWM and G5. These securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on these securities are included in the Consolidated Statements of Operations in Investment Management Revenue. Marketable Securities also include investments in municipal bonds and mutual funds, which are carried at fair value, with changes in fair value recorded in Other Revenue on the Consolidated Statements of Operations.

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

Equity Compensation

Share-Based Payments – We account for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) issued ASC 718, “Compensation – Stock Compensation”. We grant employees event-based awards and performance-based awards that vest upon the occurrence of certain events or performance criteria being achieved. Compensation cost is accrued if it is probable that the event or performance condition will be achieved and is not accrued if it is not probable that the event or performance condition will be achieved. Significant judgment is required in determining the probability an event’s occurrence or that the performance criteria will be achieved. The fair value of awards that vest from one to five years are amortized over the vesting period or requisite substantive service period, as required by ASC 718. See Note 17 to the consolidated financial statements herein for further information.

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

The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company’s historic and projected future taxable income for its U.S. and foreign operations. In 2012 and 2011, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. Prior to 2012 the Company concluded that the net deferred tax assets of certain foreign subsidiaries required a full valuation allowance as it was not more-likely-than-not to be recoverable. During 2012, sufficient positive evidence exists to support the reversal of the entire valuation allowance on those foreign subsidiaries. See Note 20 to the consolidated financial statements herein for further information.

The Company estimates that Evercore Partners Inc. must generate approximately $596.2 million of future taxable income to realize the U.S. deferred tax asset balance of approximately $238.7 million. The deferred tax balance is expected to reverse over a period ranging of 5 to 15 taxable years. The Company evaluated Evercore Partners Inc.’s historical U.S. taxable income, which has averaged approximately $20 million per year, as well as the current anticipated profitability of approximately $72 million and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company will have an additional 20 years to utilize any net operating loss carry forwards created, as well as the relevant net operating loss carry back period in effect at the time of a taxable loss.

During 2012, the Company experienced significant favorable developments in its foreign subsidiaries, including sustained profitability and projections of sufficient future taxable income. These, together with the projected emergence from cumulative losses and the anticipated utilization of net operating losses in the impacted foreign subsidiaries during 2013, represent significant positive evidence. As of December 31, 2012, the cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that the deferred tax asset for the Company’s impacted foreign subsidiaries will be realized. This assessment was evidenced by the Company meeting all of the criteria in its framework, resulting in its conclusion that the valuation allowance against the deferred tax assets for certain foreign subsidiaries should be released in 2012.

Impairment of Assets

In accordance with ASC 350, “Goodwill and Other Intangible Assets”, we test Goodwill for impairment annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our reporting units and to project future earnings using valuation techniques. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Intangible assets with finite lives are amortized over their estimated useful lives which are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable as prescribed by ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

As of November 30, 2012, we concluded that the fair value of our Institutional Asset Management reporting unit exceeded its carrying value by 11%, and the fair values of our other reporting units substantially exceeded their carrying values. As of November 30, 2011, we concluded the fair values substantially exceeded the carrying values for all of our reporting units. For further information see “Impairment of Assets” in “Results of Operations”.

In addition to Goodwill and Intangible Assets, we annually assess our Equity Method Investments for impairment (or more frequently if circumstances indicate impairment may have occurred) per ASC 323-10-35 “Subsequent Measurement”. We concluded there was no impairment of Goodwill, Intangible Assets and Equity Method Investments during the year ended December 31, 2012.

Recently Issued Accounting Standards

ASU 2011-11 – In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 provides amendments to ASC No. 210, “Balance Sheet”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. The amendments in this update are effective retrospectively for interim and annual periods beginning after January 1, 2013. The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2013-02 – In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 provides amendments to ASC No. 220, “Comprehensive Income”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about the amounts reclassified out of accumulated other comprehensive income by component, and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the accompanying consolidated statements of financial condition of Evercore Partners Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Evercore Partners Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 27, 2013

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	December 31,
	2012	2011
Assets
Current Assets
Cash and Cash Equivalents	$259,431	$182,905
Marketable Securities	36,545	81,288
Financial Instruments Owned and Pledged as Collateral at Fair Value	120,594	127,178
Securities Purchased Under Agreements to Resell	—	2,146
Accounts Receivable (net of allowances of $3,886 and $1,964 at December 31, 2012 and 2011, respectively)	89,098	52,060
Receivable from Employees and Related Parties	5,166	7,793
Deferred Tax Assets—Current	9,214	8,621
Other Current Assets	6,699	23,869

Total Current Assets	526,747	485,860
Investments	110,897	108,930
Deferred Tax Assets—Non-Current	229,449	186,689
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $19,880 and $13,490 at December 31, 2012 and 2011, respectively)	29,777	21,437
Goodwill	188,684	177,849
Intangible Assets (net of accumulated amortization of $20,002 and $25,701 at December 31, 2012 and 2011, respectively)	35,397	40,909
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	14,067	11,718

Total Assets	$1,145,218	$1,043,592

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$138,187	$125,869
Accounts Payable and Accrued Expenses	17,909	17,849
Securities Sold Under Agreements to Repurchase	120,787	129,577
Payable to Employees and Related Parties	12,964	12,647
Taxes Payable	20,304	5,159
Other Current Liabilities	10,755	11,796

Total Current Liabilities	320,906	302,897
Notes Payable	101,375	99,664
Amounts Due Pursuant to Tax Receivable Agreements	165,350	137,448
Other Long-term Liabilities	17,111	15,490

Total Liabilities	604,742	555,499

Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interest	49,727	22,267
Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 35,040,501 and 31,014,265 issued at December 31, 2012 and 2011, respectively, and 29,576,986 and 27,941,307 outstanding at December 31, 2012 and 2011, respectively)	350	310
Class B, par value $0.01 per share (1,000,000 shares authorized, 43 and 47 issued and outstanding at December 31, 2012 and 2011, respectively)	—	—
Additional Paid-In-Capital	654,275	575,122
Accumulated Other Comprehensive Income (Loss)	(9,086)	(12,058)
Retained Earnings (Deficit)	(77,079)	(76,703)
Treasury Stock at Cost (5,463,515 and 3,072,958 shares at December 31, 2012 and 2011, respectively)	(139,954)	(79,007)

Total Evercore Partners Inc. Stockholders’ Equity	428,506	407,664
Noncontrolling Interest	62,243	58,162

Total Equity	490,749	465,826

Total Liabilities and Equity	$1,145,218	$1,043,592

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues
Investment Banking Revenue	$568,238	$430,597	$301,931
Investment Management Revenue	79,790	99,161	74,610
Other Revenue, Including Interest	9,646	13,897	22,205

Total Revenues	657,674	543,655	398,746
Interest Expense	15,301	19,391	22,841

Net Revenues	642,373	524,264	375,905

Expenses
Employee Compensation and Benefits	430,415	357,680	247,737
Occupancy and Equipment Rental	34,673	23,497	18,081
Professional Fees	35,506	33,516	28,035
Travel and Related Expenses	28,473	23,172	16,475
Communications and Information Services	11,445	8,303	5,664
Depreciation and Amortization	16,834	17,746	9,921
Special Charges	662	3,894	—
Acquisition and Transition Costs	840	3,465	3,399
Other Operating Expenses	17,990	17,179	9,733

Total Expenses	576,838	488,452	339,045

Income Before Income from Equity Method Investments and Income Taxes	65,535	35,812	36,860
Income (Loss) from Equity Method Investments	4,852	919	(557)

Income Before Income Taxes	70,387	36,731	36,303
Provision for Income Taxes	30,908	22,724	16,177

Net Income from Continuing Operations	39,479	14,007	20,126

Discontinued Operations
Income (Loss) from Discontinued Operations	—	(4,198)	(2,618)
Provision (Benefit) for Income Taxes	—	(722)	(297)

Net Income (Loss) from Discontinued Operations	—	(3,476)	(2,321)

Net Income	39,479	10,531	17,805
Net Income Attributable to Noncontrolling Interest	10,590	3,579	8,851

Net Income Attributable to Evercore Partners Inc.	$28,889	$6,952	$8,954

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$28,805	$7,834	$9,397
From Discontinued Operations	—	(966)	(517)

Net Income Attributable to Evercore Partners Inc.	$28,805	$6,868	$8,880

Weighted Average Shares of Class A Common Stock Outstanding
Basic	29,275	26,019	19,655
Diluted	32,548	29,397	22,968
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.98	$0.30	$0.47
From Discontinued Operations	—	(0.04)	(0.02)

Net Income Attributable to Evercore Partners Inc.	$0.98	$0.26	$0.45

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.89	$0.27	$0.41
From Discontinued Operations	—	(0.04)	(0.02)

Net Income Attributable to Evercore Partners Inc.	$0.89	$0.23	$0.39

Dividends Declared per Share of Class A Common Stock	$0.82	$0.74	$0.63

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net Income	$39,479	$10,531	$17,805

Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities, net	454	(1,964)	(2,106)
Foreign Currency Translation Adjustment Gain (Loss), net	3,787	(8,119)	919

Other Comprehensive Income (Loss)	4,241	(10,083)	(1,187)

Comprehensive Income	43,720	448	16,618
Comprehensive Income Attributable to Noncontrolling Interest	11,859	1,361	8,097

Comprehensive Income (Loss) Attributable to Evercore Partners Inc.	$31,861	$(913)	$8,521

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands, except share data)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Dollars				Shares	Dollars
Balance at December 31, 2009	17,155,883	$172	$339,495	$(3,760)	$(56,756)	(809,299)	$(12,756)	$29,361	$295,756
Net Income	—	—	—	—	8,954	—	—	8,851	17,805
Other Comprehensive Income (Loss)	—	—	—	(433)	—	—	—	(754)	(1,187)
Treasury Stock Purchases	—	—	—	—	—	(1,286,277)	(35,053)	—	(35,053)
Proceeds from Equity Offering, Net of Direct Expenses	2,954,437	29	77,573	—	—	—	—	—	77,602
Evercore LP Units Purchased or Converted into Class A Common Stock	77,110	1	(59,062)	—	—	—	—	(9,834)	(68,895)
Stock-based Compensation Awards	1,310,261	13	35,695	—	—	—	—	20,059	55,767
Shares Issued as Consideration for Acquisitions and Investments	—	—	5,748	—	—	581,531	13,271	—	19,019
Dividends and Equivalents	—	—	1,344	—	(13,702)	—	—	—	(12,358)
Noncontrolling Interest (Note 15)	—	—	(74)	—	—	—	—	18,859	18,785

Balance at December 31, 2010	21,497,691	215	400,719	(4,193)	(61,504)	(1,514,045)	(34,538)	66,542	367,241
Net Income	—	—	—	—	6,952	—	—	3,579	10,531
Other Comprehensive Income (Loss)	—	—	—	(7,865)	—	—	—	(2,218)	(10,083)
Treasury Stock Purchases	—	—	—	—	—	(1,586,780)	(45,105)	—	(45,105)
Proceeds from Equity Offering, Net of Direct Expenses	5,364,991	54	167,880	—	—	—	—	—	167,934
Evercore LP Units Purchased or Converted into Class A Common Stock	422,843	4	(67,264)	—	—	—	—	(12,268)	(79,528)
Stock-based Compensation Awards	3,728,740	37	67,395	—	—	—	—	21,057	88,489
Shares Issued as Consideration for Acquisitions and Investments	—	—	—	—	—	27,867	636	—	636
Dividends and Equivalents	—	—	2,805	—	(22,151)	—	—	—	(19,346)
Noncontrolling Interest (Note 15)	—	—	3,587	—	—	—	—	(18,530)	(14,943)

Balance at December 31, 2011	31,014,265	310	575,122	(12,058)	(76,703)	(3,072,958)	(79,007)	58,162	465,826
Net Income	—	—	—	—	28,889	—	—	10,590	39,479
Other Comprehensive Income	—	—	—	2,972	—	—	—	1,269	4,241
Treasury Stock Purchases	—	—	—	—	—	(2,610,505)	(66,588)	—	(66,588)
Evercore LP Units Purchased or Converted into Class A Common Stock	2,107,753	21	16,499	—	—	—	—	(9,867)	6,653
Stock-based Compensation Awards	1,918,483	19	78,923	—	—	—	—	21,697	100,639
Shares Issued as Consideration for Acquisitions and Investments	—	—	2,618	—	—	219,948	5,641	—	8,259
Dividends and Equivalents	—	—	4,969	—	(29,265)	—	—	—	(24,296)
Noncontrolling Interest (Note 15)	—	—	(23,856)	—	—	—	—	(19,608)	(43,464)

Balance at December 31, 2012	35,040,501	$350	$654,275	$(9,086)	$(77,079)	(5,463,515)	$(139,954)	$62,243	$490,749

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net Income	$39,479	$10,531	$17,805
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized and Unrealized (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(1,916)	(4,988)	(4,898)
Equity-Based and Other Deferred Compensation	115,632	94,253	55,914
Depreciation, Amortization and Accretion	18,784	20,401	11,541
Bad Debt Expense	1,803	1,558	1,008
Deferred Taxes	(7,967)	11,026	2,899
Decrease (Increase) in Operating Assets:
Marketable Securities	674	461	(481)
Financial Instruments Owned and Pledged as Collateral at Fair Value	16,056	(91,056)	75,435
Securities Purchased Under Agreements to Resell	2,278	123,559	66,225
Accounts Receivable	(37,111)	2,749	(18,822)
Receivable from Employees and Related Parties	2,627	(4,275)	1,770
Assets Segregated for Bank Regulatory Requirements	—	—	(200)
Other Assets	15,485	(144)	(1,138)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	2,967	32,128	(17,265)
Accounts Payable and Accrued Expenses	466	1,499	976
Securities Sold Under Agreements to Repurchase	(18,413)	(32,283)	(141,759)
Payables to Employees and Related Parties	(2,429)	(7,067)	(2,523)
Taxes Payable	13,694	(1,777)	380
Other Liabilities	(1,951)	(8,739)	(1,872)

Net Cash Provided by Operating Activities	160,158	147,836	44,995

Cash Flows From Investing Activities
Investments Purchased	(2,161)	(48,575)	(16,645)
Distributions of Private Equity Investments	1,192	1,211	2,629
Marketable Securities:
Proceeds from Sales and Maturities	67,958	80,678	188,701
Purchases	(23,499)	(71,599)	(138,683)
Cash Paid for Acquisitions, net of cash acquired	(6,743)	(30,397)	(70,481)
Change in Restricted Cash	2,111	—	(820)
Purchase of Furniture, Equipment and Leasehold Improvements	(13,941)	(8,662)	(8,567)

Net Cash Provided by (Used in) Investing Activities	24,917	(77,344)	(43,866)

Cash Flows From Financing Activities
Payments for Settlement of Debt and Capital Lease Obligations	(1,047)	(8,335)	(9)
Issuance of Noncontrolling Interests	469	1,009	4,381
Distributions to Noncontrolling Interests—Evercore LP Limited Partners	(16,528)	(19,087)	(19,513)
Cash Paid for Deferred and Contingent Consideration	(3,000)	(13,486)	(5,936)
Proceeds from Equity Offering, Net of Direct Expenses	—	168,140	77,185
Purchase of Evercore LP Units and Treasury Stock	(66,983)	(140,242)	(114,141)
Excess Tax Benefits Associated with Equity-Based Awards	1,451	6,266	2,923
Dividends—Class A Stockholders	(24,296)	(19,346)	(12,358)
Other	(78)	—	645

Net Cash (Used in) Provided by Financing Activities	(110,012)	(25,081)	(66,823)

Effect of Exchange Rate Changes on Cash	1,463	(3,843)	349

Net Increase (Decrease) in Cash and Cash Equivalents	76,526	41,568	(65,345)
Cash and Cash Equivalents-Beginning of Period	182,905	141,337	206,682

Cash and Cash Equivalents-End of Period	$259,431	$182,905	$141,337

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$13,692	$17,914	$21,473

Payments for Income Taxes	$9,569	$13,957	$9,649

Furniture, Equipment and Leasehold Improvements Accrued	$267	$1,293	$644

Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$27,376	$(3,942)	$—

Dividend Equivalents Issued	$4,969	$2,805	$1,344

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

The Investment Management business includes the institutional asset management business through which the Company, directly and through affiliates, manages financial assets for sophisticated institutional investors and provides independent fiduciary services to corporate employee benefit plans, the wealth management business through which the Company provides wealth management services for high net-worth individuals and the private equity business through which the Company, directly and through affiliates, manages private equity funds.

Note 2 – Significant Accounting Policies

Basis of Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements of the Company are comprised of the consolidation of Evercore LP and Evercore LP’s wholly-owned and majority-owned direct and indirect subsidiaries, including Evercore Group L.L.C. (“EGL”), a registered broker-dealer in the U.S. The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE, except for certain VIEs that qualify for accounting purposes as investment companies. The Company reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date.

In February 2010, Accounting Standards Update (“ASU”) No. 2010-10, “Amendments for Certain Investment Funds”, was issued. This ASU defers the application of the revised consolidation rules for a reporting entity’s interest in an entity if certain conditions are met, including if the entity has the attributes of an investment company and is not a securitization or asset-backed financing entity. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment,

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

and other applicable consolidation guidance. Generally, the Company would consolidate those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

For entities that the Company has concluded are not VIEs, the Company then evaluates whether the fund is a partnership or similar entity. If the fund is a partnership or similar entity, the Company evaluates the fund under the partnership consolidation guidance. Pursuant to that guidance, the Company consolidates funds in which it is the general partner and/or manages through a contract, unless presumption of control by the Company can be overcome. This presumption is overcome only when unrelated investors in the fund have the substantive ability to liquidate the fund or otherwise remove the Company as the general partner without cause, based on a simple majority vote of unaffiliated investors, or have other substantive participating rights. If the presumption of control can be overcome, the Company accounts for its interest in the fund pursuant to the equity method of accounting.

All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The consolidated financial statements include Mt. Eden Investment Advisors, LLC (“Mt. Eden”) following its acquisition on December 28, 2012. See Note 4 for further disclosure.

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

Corrections – Certain balances for prior periods were reclassified to conform to their current presentation.

Discontinued Operations – After further consideration of the guidance within ASC 810-10, “Consolidation”, the Company determined it would be appropriate to correct its presentation for discontinued operations and therefore reclassified Net Income (Loss) Attributable to Noncontrolling Interest related to Evercore Asset Management L.L.C. (“EAM”) from Discontinued Operations to Net Income Attributable to Noncontrolling Interest, below Net Income on the Consolidated Statements of Operations. The effect of the correction is to increase Discontinued Operations, with a corresponding decrease to Net Income Attributable to Noncontrolling Interest by $2,510, $1,804 and $1,693, for the years ended December 31, 2011, 2010 and 2009, respectively. The Company believes this correction is not material to the consolidated financial statements taken as a whole.

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

Investment Banking Revenue – The Company earns investment banking fees from our clients for providing advisory services on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. The Company’s Investment Banking services also include services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. It is the Company’s accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collection is reasonably assured. The Company records Investment Banking Revenue on the Consolidated Statements of Operations for the following:

Advisory Fees – In general, advisory fees are paid at the time the Company signs an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter where the engagement letter will specify a future service period associated with that fee. In such circumstances, these retainer fees are initially recorded as deferred revenue, which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and subsequently recognized as revenue on the Consolidated Statements of Operations during the applicable time period within which the service is rendered. Revenues related to fairness or valuation opinions are recognized when the opinion has been rendered and delivered to the client and all other requirements for revenue recognition are satisfied. Success fees for advisory services, such as merger and acquisition advice, are recognized when the transaction(s) or event(s) are determined to be completed or substantially completed and all other requirements for revenue recognition are satisfied. In the event the Company were to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue and subsequently recognized as advisory fee revenue when the conditions of completion have been satisfied.

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

Other Revenue, Including Interest and Interest Expense – Other Revenue, Including Interest and Interest Expense is derived primarily from financing transactions. These transactions are principally repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase transaction. Other Revenue, Including Interest and Interest Expense also includes interest expense associated with the $120,000 principal amount of senior unsecured notes (“Senior Notes”), as well as income earned on marketable securities and cash deposited with financial institutions.

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Noncontrolling Interest – Noncontrolling interest recorded in the consolidated financial statements of the Company relates to the portions of the subsidiaries not owned by the Company. The Company allocates net income to noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the vested equity ownership percentage of the noncontrolling interest holders for the period by the net income or loss for the entity which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits (losses) to the controlling and noncontrolling interest holders, then the net income or loss of these entities will be allocated based on these special allocations.

ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“ASC 810-10”) requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption of ASC 810-10 resulted in the presentation of Noncontrolling Interest as a component of Total Equity on the Consolidated Statements of Financial Condition and below Net Income on the Consolidated Statements of Operations. In addition, the adoption of ASC 810-10 resulted in an allocation of the components of Total Comprehensive Income between controlling interests and noncontrolling interests for the years ended December 31, 2012, 2011 and 2010.

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

Marketable Securities – Marketable Securities include investments in corporate, municipal and other debt securities, as well as investments in readily-marketable equity securities, which are accounted for as available-for-sale under ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue, Including Interest on the Consolidated Statements of Operations. The readily-marketable debt and equity securities are valued using quoted market prices on applicable exchanges or markets. Marketable Securities also include investments in municipal bonds held at EGL and mutual funds, which are carried at fair value, with changes in fair value recorded in Other Revenues, Including Interest on the Consolidated Statements of Operations. Marketable Securities transactions are recorded as of the trade date.

Financial Instruments Owned and Pledged as Collateral at Fair Value – The Company’s Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Other Revenue, Including Interest on the Consolidated Statements of Operations. The Company pledges the Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements, which permits the counterparty to pledge the securities.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase – Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

receive substantially the same securities in return at the maturity of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payable or receivable. As the maturities on these transactions are short-term in nature (i.e. generally mature on the next business day) and the underlying securities are debt instruments of the Mexican Governments or its agencies, their carrying amounts approximate fair value. The Company periodically assesses the collectability or credit quality related to securities purchased under agreements to resell.

Investments – The Company’s investments include investments in private equity partnerships, the Company’s equity interests in G5, ABS Investment Management, LLC (“ABS”) and Evercore Pan-Asset Capital Management (“Pan”), which are accounted for under the equity method of accounting.

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

Affiliates – The Company’s equity interests in G5, ABS and Pan include its share of the income (losses) within Income (Loss) from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.

The Company assesses its Equity Method Investments annually for impairment, or more frequently if circumstances indicate impairment may have occurred.

The Company also maintains an investment in Trilantic Capital Partners (“Trilantic”). See Note 9 for further information.

Goodwill and Intangible Assets – Goodwill is tested for impairment annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether any goodwill recorded by its applicable reporting unit is impaired by comparing the fair value of each business with its respective carrying amount. For acquired businesses, contingent consideration is recognized and measured at fair value as of the acquisition date and at subsequent reporting periods.

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company tests goodwill for impairment at the reporting unit level. In determining the fair value for each reporting unit the Company utilizes either a market multiple approach or a discounted cash flow methodology based on the adjusted cash flows from operations, or a weighted combination of both a market multiple approach and discounted cash flow methodology. The market multiple approach includes applying the average earnings multiples of comparable public companies for their respective reporting segment multiplied by

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

the forecasted earnings of the respective reporting unit to yield an estimate of fair value. The discounted cash flow methodology begins with the forecasted adjusted cash flows from each of the reporting units and uses a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.

See Note 4 for further information.

Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), severance, deferred cash and share-based compensation. Cash bonuses are accrued over the respective service periods to which they relate and deferred cash and share-based bonuses are expensed prospectively over their requisite service period.

Share-Based Payments –The Company accounts for share-based payments in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”) and the impact on the Company’s Consolidated Statements of Financial Condition and Statements of Operations is discussed in Note 17.

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

Foreign Currency Translation – Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Changes in Equity and Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income. Exchange gains and losses arising from translating intercompany balances of a long-term investment nature are recorded in the foreign currency translation account while transactional exchange gains and losses are included in Other Revenue, Including Interest on the Consolidated Statements of Operations.

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

Note 3 – Recent Accounting Pronouncements

ASU 2011-11 – In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 provides amendments to ASC No. 210, “Balance Sheet”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. The amendments in this update are effective retrospectively for interim and annual periods beginning after January 1, 2013. The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.

ASU 2013-02 – In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 provides amendments to ASC No. 220, “Comprehensive Income”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about the amounts reclassified out of accumulated other comprehensive income by component, and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

Note 4 – Business Changes and Developments

Year Ended December 31, 2012

Mt. Eden Investment Advisors, LLC – In October 2012, the Company, through EWM, entered into an agreement to acquire Mt. Eden, a San Francisco-based registered investment advisor. The terms of the

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

acquisition include $6,917 of cash and $2,694 of EWM equity paid to the sellers at closing, as well as contingent consideration of $282 subject to the retention of client relationships. The transaction was consummated on December 28, 2012. The transaction resulted in goodwill of $6,500 and intangible assets relating to client relationships, non-compete agreements and other intangibles of $3,630, $169 and $445, respectively, recognized in the Investment Management Segment. The intangible assets are being amortized over estimated useful lives ranging from two to 10 years. As of December 31, 2012, the company is in the process of finalizing the valuation work related to this transaction. In addition, upon closing the Company funded the repayment of $1,047 of outstanding Mt. Eden debt.

Year Ended December 31, 2011

Lexicon Partnership LLP – On August 19, 2011, the Company completed its acquisition of all of the outstanding partnership interests of Lexicon, in accordance with the definitive sale and purchase agreement entered into on June 7, 2011, for consideration consisting of cash and stock. In the aggregate, the sellers will receive approximately £46,142, or $76,167, in cash and 1,911 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Shares”). Of the total consideration, £31,598, or $52,160, in cash was paid and 28 Class A Shares were issued to the sellers at closing, and approximately £5,619, or $9,274, in cash was paid to the sellers on December 31, 2011. Payment of the remaining approximately £8,925, or $14,733, in cash and 1,883 restricted Class A Shares was deferred and vests under graded vesting in various installments over a four-year period. Accordingly, these amounts are being expensed over the graded vesting period and included in Employee Compensation and Benefits expense. This deferred consideration, whether in the form of Class A Shares or cash, upon vesting, will be delivered to the sellers on the earlier of (i) the first anniversary of the relevant vesting date and (ii) the date of the first secondary offering by the Company following the relevant vesting date. Vesting of the Class A Shares and cash consideration will accelerate in certain circumstances, including, but not limited to, a seller’s termination without cause, a qualifying retirement or upon a change of control. In addition, upon closing the Company funded the repayment of £5,039, or $8,318, of outstanding Lexicon capital notes. These notes are included as Long-term Debt in the table below.

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

In connection with the acquisition of Lexicon, the Company recorded client related intangible assets of $7,164. Management views client related assets as the primary intangible assets of Lexicon. The intangible assets were valued at the date of acquisition at their fair value as determined by management. The intangible assets were amortized over an estimated useful life of six months. The Company recognized $2,089 and $5,075 of amortization expense related to these intangible assets for the years ended December 31, 2012 and 2011, respectively.

Goodwill and intangible assets recognized as a result of this acquisition are included in the Investment Banking Segment.

During the fourth quarter of 2011, the Company fully integrated the operations of Lexicon in its existing operations. Accordingly, operating costs can not be explicitly segregated and it is not possible to measure the marginal operating income attributable to the business. Below is an estimate of the operating income of the business based on estimated expenses derived from Lexicon’s historical expense run-rate. The Company’s consolidated results for the year ended December 31, 2011, included revenue of $41,637 and estimated operating expenses of $32,073, resulting in estimated operating income of $9,564 related to Lexicon from the period of acquisition, August 19, 2011 to December 31, 2011, before taking into consideration certain acquisition related charges, as follows. The Company also incurred $23,587 of other expenses related to the Lexicon acquisition, which included $14,618 of acquisition related compensation charges, $3,894 of Special Charges and $5,075 of

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

intangible amortization expense associated with the acquisition of Lexicon. See Note 5 for a further explanation of Special Charges and Note 22 for a further explanation of Other Expenses.

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

EAM had pretax losses of $4,198 and $2,618 reported in discontinued operations for the years ended December 31, 2011 and 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Goodwill and Intangible Assets

Goodwill associated with the Company’s acquisitions is as follows:

	Investment Banking	Investment Management	Total

Balance at December 31, 2010	$43,199	$95,832	$139,031
Acquisitions	44,286	80	44,366
Foreign Currency Translation and Other	(5,548)	—	(5,548)

Balance at December 31, 2011	81,937	95,912	177,849
Acquisitions	—	6,500	6,500
Foreign Currency Translation and Other	4,415	(80)	4,335

Balance at December 31, 2012	$86,352	$102,332	$188,684

Intangible assets associated with the Company’s acquisitions are as follows:

	December 31, 2012
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$2,300	$46,960	$49,260	$969	$16,412	$17,381
Acquired Mandates	1,810	—	1,810	1,324	—	1,324
Non-compete/Non-solicit Agreements	135	1,949	2,084	67	920	987
Other	—	2,245	2,245	—	310	310

Total	$4,245	$51,154	$55,399	$2,360	$17,642	$20,002

	December 31, 2011
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$17,835	$43,250	$61,085	$13,874	$10,197	$24,071
Acquired Mandates	1,810	—	1,810	836	—	836
Non-compete/Non-solicit Agreements	135	1,780	1,915	40	564	604
Other	—	1,800	1,800	—	190	190

Total	$19,780	$46,830	$66,610	$14,750	$10,951	$25,701

Expense associated with the amortization of intangible assets was $10,872, $14,315 and $7,541for the years ended December 31, 2012, 2011 and 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Based on the intangible assets above, as of December 31, 2012, annual amortization of intangibles for each of the next five years is as follows:

2013	$7,962
2014	$5,668
2015	$4,008
2016	$3,627
2017	$3,237

The Company concluded that there was no impairment of Goodwill or Intangible Assets during the year ended December 31, 2012.

Note 5 – Special Charges and Acquisition and Transition Costs

Special Charges

The Company recognized costs of $662 for the year ended December 31, 2012, as Special Charges incurred in connection with exiting facilities in the UK, and $3,894 for the year ended December 31, 2011, as Special Charges incurred in connection with the Lexicon acquisition, including the exiting of a lease commitment for office space of $731, an introducing fee of $1,895, as well as other professional fees incurred by Lexicon of $1,268. See Note 4 for further information on the Company’s acquisition of Lexicon.

Acquisition and Transition Costs

The Company has recognized $840, $3,465, and $3,399 for the years ended December 31, 2012, 2011 and 2010, respectively, as Acquisition and Transition Costs incurred in connection with recent acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. Acquisition and Transition Costs included expenses of $2,118 for the year ended December 31, 2011, related to the Company’s acquisition of Lexicon.

Note 6 – Related Parties

The Company remits payment for expenses on behalf of the private equity funds and is reimbursed accordingly. For the years ended December 31, 2012, 2011 and 2010, the Company disbursed $1,098, $1,833 and $1,301, respectively, on behalf of these entities.

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $4,781, $6,696 and $8,346 for the years ended December 31, 2012, 2011 and 2010, respectively.

Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $2,000 and $1,250 for the years ended December 31, 2012 and 2011, respectively.

Other Assets on the Consolidated Statement of Financial Condition as of December 31, 2012 includes $1,546 of receivables from certain employees as part of compensation arrangements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Advances to Employees	$3,624	$4,830
Personal Expenses Paid on Behalf of Employees and Related Parties	213	49
Receivable from Affiliates	390	689
Reimbursable Expenses Due From Portfolio Companies of the Company’s Private Equity Funds	409	636
Reimbursable Expenses Relating to the Private Equity Funds	530	1,589

Receivable from Employees and Related Parties	$5,166	$7,793

Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Board of Director Fees	$266	$235
Lexicon Deferred Consideration Payable	—	358
Amounts Due to Former Members of Lexicon	5,424	5,844
Amounts Due Pursuant to Tax Receivable Agreements(a)	7,274	6,210

Payable to Employees and Related Parties	$12,964	$12,647

(a)	Relates to the current portion of the Member exchange of LP Units for Class A Shares. The long-term portion of $165,350 and $137,448 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2012 and 2011, respectively.

Note 7 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of December 31, 2012 and 2011 were as follows:

	December 31, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Debt Securities:
Corporate Bonds	$—	$—	$—	$—	$1,008	$—	$2	$1,006
Municipal Bonds	—	—	—	—	9,544	9	—	9,553
Other Debt Securities	—	—	—	—	2,000	—	—	2,000
Seed Capital Investments	10,172	1,428	20	11,580	10,905	812	27	11,690

Total Available-for-Sale	10,172	1,428	20	11,580	23,457	821	29	24,249
Debt Securities Carried by EGL	13,522	97	—	13,619	47,583	518	—	48,101
Mutual Funds	10,946	412	12	11,346	9,350	191	603	8,938

Total	$34,640	$1,937	$32	$36,545	$80,390	$1,530	$632	$81,288

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Scheduled maturities of the Company’s available-for-sale debt securities as of December 31, 2012 and 2011 were as follows:

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$658	$659	$8,699	$8,703
Due after one year through five years	1,415	1,437	3,853	3,856
Due after five years through 10 years	347	346	—	—

Total	$2,420	$2,442	$12,552	$12,559

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2012.

Debt Securities

The Company invests in corporate and municipal securities, which are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. Unrealized gains and losses for these securities are included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses are included in earnings. The Company had realized gains of $2, $86 and $3,450 for the years ended December 31, 2012, 2011 and 2010, respectively.

Seed Capital Investments

Seed Capital Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. These securities are stated at quoted market value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had realized gains (losses) of ($85), $936 and $1,653 for the years ended December 31, 2012, 2011 and 2010, respectively.

Debt Securities Carried by EGL

During the first quarter of 2010, EGL began to invest in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($674), ($460) and $481 for the years ended December 31, 2012, 2011 and 2010, respectively.

Mutual Funds

During the first quarter of 2011, the Company began to invest in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 17 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $1,025 and ($412) for the years ended December 31, 2012 and 2011.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 2.7 years, as of December 31, 2012, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.

As of December 31, 2012 and 2011, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions is as follows:

	December 31, 2012		December 31, 2011
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$120,594		$127,178
Securities Purchased Under Agreements to Resell	—	$—	2,146	$2,143

Total Assets	$120,594		$129,324

Liabilities
Securities Sold Under Agreements to Repurchase	$(120,787)	$(121,029)	$(129,577)	$(129,809)

Note 9 – Investments

The Company’s investments reported on the Consolidated Statements of Financial Condition consist of investments in private equity partnerships and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on the private equity investments are included within Investment Management Revenue. The Company’s share of

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

earnings (losses) on the investments in G5, ABS and Pan are included within Income (Loss) from Equity Method Investments on the Consolidated Statements of Operations.

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

In 2012, the Company held an initial and second closing on EMCP III, a private equity fund focused on middle market investments in Mexico. Subscribed capital commitments were $96,500 as of December 31, 2012, which included a capital commitment of $3,600 by the Company.

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

As a result of its investment in CITIC Securities International Partners, LTD (“CSIP”), during 2010, the Company made an investment of $3,164 in CSI Capital, a China focused fund affiliated with CSIP.

A summary of the Company’s investment in the private equity funds as of December 31, 2012 and 2011 was as follows:

	December 31, 2012	December 31, 2011
ECP II	$3,793	$5,037
Discovery Fund	3,060	2,393
EMCP II	10,400	9,674
EMCP III	1,696	—
CSI Capital	3,056	3,496
Trilantic IV	4,573	4,551

Total Private Equity Funds	$26,578	$25,151

Net realized and unrealized gains (losses) on private equity fund investments, including performance fees, were ($206), $6,200 and $2,148 for years ended December 31, 2012, 2011 and 2010, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2012, the Company had $2,701 of previously received carried interest that may be subject to repayment.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Trilantic Capital Partners

During the first quarter of 2010, the Company made an investment in Trilantic. See Note 15 for further information. This investment had a balance of $14,999 and $15,549 as of December 31, 2012 and 2011, respectively.

Equity Method Investments

A summary of the Company’s other equity investments as of December 31, 2012 and 2011 was as follows:

	December 31, 2012	December 31, 2011
G5	$19,720	$20,595
ABS	46,851	45,104
Pan	2,749	2,531

Total	$69,320	$68,230

G5

During the fourth quarter of 2010, the Company made an equity method investment in G5. At December 31, 2012, the Company’s economic ownership interest in G5 was 49%. This investment resulted in earnings of $1,368, $1,340 and $64 for the years ended December 31, 2012, 2011 and 2010, respectively, included within Income (Loss) from Equity Method Investments on the Consolidated Statements of Operations.

ABS

During the fourth quarter of 2011, the Company made an equity method investment in ABS. At December 31, 2012, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $3,394 for the year ended December 31, 2012, included within Income (Loss) from Equity Method Investments on the Consolidated Statement of Operations.

Pan

In 2008, the Company made an equity method investment of $4,158 in Pan and maintains a 50% interest at December 31, 2012. This investment resulted in earnings (losses) of $90, ($420) and ($621) for the years ended December 31, 2012, 2011 and 2010, respectively, included within Income (Loss) from Equity Method Investments on the Consolidated Statements of Operations.

In 2011 and 2012, the Company provided Pan with additional funding in exchange for notes receivable, which are treated as debt on Pan’s statement of financial condition. The terms of the notes receivable require Pan to periodically pay interest on the debt. These notes, with a carrying value of $1,122 as of December 31, 2012, are due in 2016 and 2017. Based on the terms, the Company viewed the lending activities as reconsideration events and concluded in both 2011 and 2012 that Pan is a VIE as it did not have a sufficient level of equity to finance its activities without additional subordinated financial support. The Company’s assessment of the primary beneficiary of Pan included assessing which parties have the power to significantly impact the economic performance of Pan and the obligation to absorb losses of Pan, which could be potentially significant to Pan, or the right to receive benefits from Pan that could be potentially significant. Specifically, the Company concluded the other stakeholders, including Pan’s Chief Executive Officer, have the most significant influence in impacting

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

the cash flows, operating margins and revenues and that the Company is not the primary beneficiary of Pan. The terms of the loan agreements did not change or modify the governance structure of Pan’s operating agreement, in which the Company holds two of the four seats on Pan’s Board.

As of December 31, 2012 and 2011, the Company has not recorded any of the assets or liabilities of Pan on the Consolidated Statements of Financial Condition.

The maximum exposure to loss represents the aggregate of (i) the Company’s equity interest in Pan in both the common and preferred shares, (ii) the outstanding notes receivable on loans made to Pan and (iii) the amount of undrawn preferred capital commitment. See Note 18 for a description of the Company’s commitment to purchase preferred equity of Pan.

Other

The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $2,696, $944 and $236 for the years ended December 31, 2012, 2011 and 2010 respectively.

Cost Basis Investments

In 2009, the Company invested $1,250 in CSIP in exchange for a 5% noncontrolling interest in the entity that was accounted for on the cost basis. During the fourth quarter of 2011, the Company and CSIP agreed to terminate the advising activities with respect to this venture and, accordingly, the Company incurred a charge for the write-off of this investment of $1,250, included within Other Operating Expenses on the Consolidated Statement of Operations.

Note 10 – Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily-available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Debt Securities and Seed Capital Investments held at December 31, 2012 and 2011 are based on quoted market prices provided by external pricing services.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$—	$38,482	$—	$38,482
Seed Capital Investments	9,138	2,442	—	11,580
Mutual Funds	11,346	—	—	11,346
Financial Instruments Owned and Pledged as Collateral at Fair Value	120,594	—	—	120,594

Total Assets Measured At Fair Value	$141,078	$40,924	$—	$182,002

	December 31, 2011
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$—	$106,951	$—	$106,951
Seed Capital Investments	9,150	2,540	—	11,690
Mutual Funds	8,938	—	—	8,938
Financial Instruments Owned and Pledged as Collateral at Fair Value	127,178	—	—	127,178

Total Assets Measured At Fair Value	$145,266	$109,491	$—	$254,757

(1)	Includes $24,863 and $46,291 of municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2012 and 2011, respectively.

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

The Company had no transfers between fair value levels during the years ended December 31, 2012 or 2011.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Statements of Financial Condition are listed in the tables below.

	Carrying Amount	December 31, 2012
		Estimated Fair Value
		Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$234,568	$234,568	$—	$—	$234,568
Accounts Receivable	89,098	—	89,098	—	89,098
Receivable from Employees and Related Parties	5,166	—	5,166	—	5,166
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$17,909	$—	$17,909	$—	$17,909
Securities Sold Under Agreements to Repurchase	120,787	—	120,787	—	120,787
Payable to Employees and Related Parties	12,964	—	12,964	—	12,964
Notes Payable	101,375	—	136,860	—	136,860

	Carrying Amount	December 31, 2011
		Estimated Fair Value
		Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$136,614	$136,614	$—	$—	$136,614
Securities Purchased Under Agreements to Resell	2,146	—	2,146	—	2,146
Accounts Receivable	52,060	—	52,060	—	52,060
Receivable from Employees and Related Parties	7,793	—	7,793	—	7,793
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$17,849	$—	$17,849	$—	$17,849
Securities Sold Under Agreements to Repurchase	129,577	—	129,577	—	129,577
Payable to Employees and Related Parties	12,647	—	12,647	—	12,647
Notes Payable	99,664	—	122,279	—	122,279

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities:

The fair value of the Company’s Notes Payable is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.

The carrying amounts reported on the Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivables from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payables to Employees and Related Parties and Assets Segregated for Bank Regulatory Requirements approximate fair value due to the short term nature of these items.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 11 – Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31, 2012	December 31, 2011
Furniture and Office Equipment	$8,891	$7,137
Leasehold Improvements	30,884	19,890
Computer and Computer-related Equipment	9,882	7,900

Total	49,657	34,927
Less: Accumulated Depreciation and Amortization	(19,880)	(13,490)

Furniture, Equipment and Leasehold Improvements, Net	$29,777	$21,437

Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $5,962, $3,431 and $2,380 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Pursuant to the agreement, Mizuho may transfer (A) the Senior Notes (i) with the Company’s consent, (ii) to a permitted transferee, or (iii) to the extent that such transfer does not result in any holder or group of affiliated holders directly or indirectly owning more than 15% of the aggregate principal amount of the Senior Notes, and (B) the Warrants (i) with the Company’s consent, (ii) to a permitted transferee, (iii) pursuant to a tender or exchange offer, or a merger or sale transaction involving the Company that has been recommended by the Company’s Board of Directors, or (iv) to the extent that such transfer is made pursuant to a widely distributed public offering or does not result in any holder or group of affiliated holders directly or indirectly owning more than 2% of the Company’s voting securities and the total shares of Class A common stock transferred, together with any shares of shares of Class A common stock (on an as-converted basis) transferred during the preceding 12 months, is less than 25% of the Company’s outstanding Class A common stock. The Company has a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased in the open market or acquired by exercise of the Warrants and associated Common Stock issued as dividends.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

As of December 31, 2012, the future payments required on the Senior Notes, including principal and interest were as follows:

2013	$6,240
2014	6,240
2015	6,240
2016	6,240
2017	6,240
Thereafter	138,720

Total	$169,920

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

The Company made no contributions for the years ended December 31, 2012, 2011 and 2010.

Evercore Europe Defined Contribution Benefit Plan – Evercore Europe established the Evercore Partners Limited Group Personal Pension Plan (the “Evercore Europe Plan”), a defined contribution benefit plan, in November 2006 for Evercore Europe employees and members. The Evercore Europe Plan has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue, the Inland Revenue Service in the United Kingdom. Evercore Europe employees must elect to participate in the plan, and Evercore Europe has a minimum annualized contribution of 15% to 50% of an employee’s salary for all employees who participate, depending on the respective employee’s level within the Company.

Evercore Europe employees are also eligible to contribute up to 10% of their salary to the Evercore Europe Plan. Under the terms of the Evercore Europe Plan, if an employee contributes a minimum of 7.5% to 10% of their salary to the plan, Evercore Europe must make a matching contribution of 5% to 10% of the employee’s salary depending on the employee’s level within the company.

The Company made contributions to the Evercore Europe Plan for the years ended December 31, 2012, 2011 and 2010 totaling $3,360, $2,094 and $1,496, respectively.

Note 14 – Evercore Partners Inc. Stockholders’ Equity

Offerings – During the second quarter of 2011, the Company had an offering of 5,365 Class A Shares. A portion of the proceeds were used to purchase from certain holders, including members of the Company’s senior management, a number of outstanding LP Units. The Company used a portion of the remainder of the proceeds to fund the initial cash payments associated with the acquisition of Lexicon. See Note 4. The offering resulted in

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

an increase to Common Stock and Additional Paid-In-Capital of $54 and $167,880, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011. The purchase of outstanding LP Units resulted in a decrease to Additional Paid-In-Capital of $84,195 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011. See Note 15 for the impact of this transaction on Noncontrolling Interest.

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

Dividends – The Company’s Board of Directors declared on January 29, 2013, a quarterly cash dividend of $0.22 per share, to the holders of Class A Shares as of February 22, 2013, which will be paid on March 8, 2013. During the year ended December 31, 2012, the Company declared and paid dividends of $0.82 per share, totaling $24,296. During the year ended December 31, 2011, the Company declared and paid dividends of $0.74 per share, totaling $19,346. See Note 17 for information related to the Company’s dividend equivalent units.

Treasury Stock – During 2012, the Company purchased 726 Class A Shares primarily from employees at market values ranging from $21.71 to $29.62 per share primarily for the net settlement of stock-based compensation awards and 1,884 Class A Shares at market values ranging from $22.58 to $26.62 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $66,588 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2012. During 2012, the Company issued 39 Class A Shares from treasury stock as payment of contingent consideration in connection with the Morse Williams Agreement, 65 Class A Shares from treasury stock as payment of contingent consideration in connection with the MJC Associates Agreement and 116 Class A Shares in conjunction with the acquisition of Lexicon. The result of these issuances was a decrease in Treasury stock of $5,641 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2012. During 2011, the Company purchased 1,587 Class A Shares from employees at market values ranging from $15.76 to $36.41 per share primarily for the net settlement of share-based compensation awards. The result of these purchases was an increase in Treasury Stock of $45,105 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011. During 2011, the Company issued 28 Class A Shares from treasury stock in conjunction with the Company’s acquisition of Lexicon. The result of this issuance was a decrease in Treasury stock of $636 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011.

LP Units – During 2012, 2,108 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $21 and $15,022, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2012. An additional 983 LP Units were exchanged on December 31, 2012, where settlement did not occur until January 2013. During 2011, 423 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $4 and $2,545, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2011.

The above transactions, which increased the Company’s ownership in Evercore LP and resulted in a step-up in the tax basis of the assets of Evercore LP, increased both Deferred Tax Assets – Non-Current and Additional

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Paid-In-Capital by $1,477 and $7,264 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2012 and 2011, respectively. See “Offerings” above for additional LP Unit transactions.

Accumulated Other Comprehensive Income (Loss) – As of December 31, 2012, Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Statement of Financial Condition includes accumulated Unrealized Gain (Loss) on Marketable Securities, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($1,353) and ($7,733), respectively.

Note 15 – Noncontrolling Interest

Noncontrolling Interest recorded in the consolidated financial statements of the Company relates to a 20% interest in Evercore LP, a 28% interest in ECB, a 49% interest in EWM, a 34% equity interest in Atalanta Sosnoff, a 38% interest in Institutional Equities, and a 14% interest in ETC, not owned by the Company at December 31, 2012. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and ETC have rights, in certain circumstances, to convert into Class A Shares.

Changes in Noncontrolling Interest for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Beginning balance	$58,162	$66,542	$29,361
Comprehensive income (loss)
Operating income	10,590	3,579	8,851
Other comprehensive income (loss)	1,269	(2,218)	(754)

Total comprehensive income	11,859	1,361	8,097
Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(9,867)	(12,268)	(9,834)
Amortization and Vesting of LP Units	21,697	21,057	20,059
Distributions to Noncontrolling Interests	(16,528)	(19,087)	(19,513)
Fair value of noncontrolling interest in AS	—	—	33,139
Issuance of noncontrolling interest	469	917	4,381
Other	(3,549)	(360)	852

Total other items	(7,778)	(9,741)	29,084

Ending balance	$62,243	$58,162	$66,542

Net Income (Loss) Attributable to Noncontrolling Interest related to EAM from Discontinued Operations was ($2,510) and ($1,804) for the years ended December 31, 2011 and 2010, respectively.

Pursuant to the strategic alliance with Trilantic, Evercore LP issued 500 LP Units with a minimum redemption value of $16,500 on December 31, 2014 in exchange for the issuance of certain limited partnership interests in Trilantic. This transaction resulted in Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $84 for the years ended December 31, 2012 and 2011.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $3,997 and $5,300 within Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition at December 31, 2012 and 2011, respectively.

EWM has issued capital interests to certain employees which may be redeemable for cash at fair value at certain points in the future. Accordingly, these interests have been reflected at their fair value of $29,399 and $720 within Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition at December 31, 2012 and 2011, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 16 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the years ended December 31, 2012, 2011 and 2010 are described and presented below.

	For the Years Ended December 31,
	2012		2011	2010
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc.	$28,889		$7,918	$9,471
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 15)	(84)		(84)	(74)

Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	28,805		7,834	9,397
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		(966)	(517)

Net income attributable to Evercore Partners Inc. common shareholders	$28,805		$6,868	$8,880

Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	29,275		26,019	19,655
Basic net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.98		$0.30	$0.47
Basic net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		(0.04)	(0.02)

Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.98		$0.26	$0.45

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	$28,805		$7,834	$9,397
Noncontrolling interest related to the assumed exchange of LP Units for Class A common shares	(a	)	(a )	(a )
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a )	(a )

Diluted net income from continuing operations attributable to Class A common shareholders	28,805		7,834	9,397
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		(966)	(517)

Diluted net income attributable to Class A common shareholders	$28,805		$6,868	$8,880

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	29,275		26,019	19,655
Assumed exchange of LP Units for Class A common shares	(a	)	(a )	(a )
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,386		1,903	1,892
Assumed conversion of Warrants issued	887		1,475	1,421

Diluted weighted average shares of Class A common stock outstanding	32,548		29,397	22,968

Diluted net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.89		$0.27	$0.41
Diluted net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—		(0.04)	(0.02)

Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.89		$0.23	$0.39

(a)

During the years ended December 31, 2012, 2011 and 2010, the LP Units (which represent the right to receive Class A Shares upon exchange) were antidilutive and consequently the effect of their exchange into

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Class A Shares has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 8,695, 10,356 and 13,724 for the years ended December 31, 2012, 2011 and 2010, respectively.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of the Company. The shares of Class B common stock do not share in the earnings of the Company and no earnings are allocable to such class. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

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

The unvested partnership units vest ratably on December 31, 2011, 2012 and 2013 so long as the equity holder remains employed with Evercore Partners Inc., Evercore LP or their affiliates on such dates. The Company is expensing the fair value of the awards, prospectively, over the service period. Expense related to the amortization of these partnership units was $20,971, $22,189 and $20,060 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the total compensation cost related to unvested LP Units not yet recognized was $19,350. The weighted-average period over which this compensation cost is expected to be recognized is 12 months.

Acquisition-related

During 2011, in connection with the Lexicon acquisition, the Company committed to issue 1,883 restricted Class A Shares, including dividend equivalent units, (“Acquisition-related Awards”) and deferred cash consideration. Compensation expense related to the Acquisition-related Awards and deferred cash consideration was $18,749 and $7,216, respectively, for the year ended December 31, 2012, and $6,621 and $2,455, respectively, for the year ended December 31, 2011. See Note 4 for a further discussion.

The following table summarizes activity related to Acquisition-related Awards during the year ended December 31, 2012:

	Acquisition-related Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2012	1,911	$43,537
Granted	54	1,421
Modified	—	—
Forfeited	—	—
Vested	(246)	(5,620)

Unvested Balance at December 31, 2012	1,719	$39,338

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2012, the total compensation cost related to unvested Acquisition-related equity Awards and deferred cash consideration not yet recognized was $23,381. The weighted-average period over which this compensation cost is expected to be recognized is 30 months.

In addition, certain Lexicon employees received deferred compensation of $1,892, which vests over two years. Compensation expense related to these awards was $875 and $413 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the total compensation cost related to these unvested deferred compensation awards not yet recognized was $385. The weighted-average period over which this compensation cost is expected to be recognized is 8 months.

2006 Stock Incentive Plan

In 2006 the Company’s stockholders and board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company’s Class A common stock. The total number of shares of Class A common stock which may be issued under the 2006 Plan is 20,000 and the Company intends to use newly-issued shares of Class A common stock to satisfy any awards under the 2006 Plan. Shares of Class A common stock underlying any award granted under the 2006 Plan that expire, terminate or are cancelled or satisfied for any reason without being settled in stock again become available for awards under the 2006 Plan. The total shares available to be granted in the future under the 2006 Plan were 4,667 and 7,434 as of December 31, 2012 and 2011, respectively.

The Company also grants dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A common stock, on all unvested RSU grants awarded in conjunction with annual bonuses and new hire awards. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.

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

In conjunction with the IPO, the Company also granted to an employee 12 IPO related Event-based awards, which remain unvested as of December 31, 2012.

During 2011, 546 Event-based Awards vested primarily in conjunction of the Company’s offering of Class A Shares resulting in an expense of $11,467 and 27 Event-based Awards were forfeited.

Deferred Cash Program

During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in deferred cash, which is indexed to a notional investment portfolio. The Company awarded deferred cash compensation of $3,926 and $9,153, during the first quarters of 2012 and 2011, respectively, which will vest ratably over four years and require payment upon vesting. Compensation expense related to this deferred compensation program was

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

$4,210 and $1,938 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the total compensation cost related to the deferred compensation program not yet recognized was $7,316. The weighted-average period over which this compensation cost is expected to be recognized is 28 months.

Equity Grants

2012 Equity Grants. During 2012, pursuant to the 2006 Plan, the Company granted employees 3,163 RSUs that are Service-based Awards. Service-based Awards granted during 2012 had grant date fair values of $22.62 to $29.19 per share. During 2012, 1,760 Service-based Awards vested and 256 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, excluding compensation expense related to the amortization of LP Units, was $62,840 for the year ended December 31, 2012.

The following table summarizes activity related to Service-based Awards, which includes RSUs as well as LP Units, during the year ended December 31, 2012:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2012	8,351	$188,051
Granted	3,312	94,059
Modified	—	—
Forfeited	(393)	(8,939)
Vested	(3,298)	(76,303)

Unvested Balance at December 31, 2012	7,972	$196,868

As of December 31, 2012, the total compensation cost related to unvested Service-based Awards, excluding LP Units and Acquisition-related Awards, not yet recognized was $104,967. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 20 months.

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In September 2010, one of the Company’s executives substantially ceased providing active service with the Company. In conjunction with this change in role, the executive agreed to release all right, title and interest to 275 unvested RSUs, with a grant date fair value of $3,226, since his service condition with the Company, as was contemplated at the time the RSUs were granted, will not be fulfilled. As a result of the executive’s significant change in role, this transaction was accounted for as a forfeiture and previously accrued compensation expense of $352, included above, related to the unvested RSUs was reversed in the third quarter of 2010.

Other

The total income tax benefit related to share-based compensation arrangements recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 was $26,773, $19,423 and $9,392, respectively.

During the first quarter of 2013, as part of the 2012 bonus awards, the Company granted to certain employees approximately 2,000 unvested RSUs pursuant to the 2006 Plan. The Company also granted the President and Chief Executive Officer of the Company 50 RSUs which will vest on the fourth anniversary of the grant, contingent that the Company’s stock price has, by the fourth anniversary of the grant, closed at or above $45.00 per share for 20 consecutive trading days. These awards will vest over four years. In addition, during the first quarter of 2013, the Company granted approximately $10,300 of deferred cash to certain employees. These awards will principally be amortized over two years and be subject to claw-back provisions if the employee were to leave during the two year period.

During 2012, the Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $7,273 for the year ended December 31, 2012. In conjunction with these arrangements, the Company distributed cash payments of $5,135 for the year ended December 31, 2012.

During 2011, the Company modified equity-based compensation awards for four employees, primarily relating to the vesting terms of IPO related equity grants. These modifications resulted in the Company recognizing $4,261 in incremental compensation expense in 2011.

Note 18 – Commitments and Contingencies

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $22,714, $16,136 and $12,977 for the years ended December 31, 2012, 2011 and 2010, respectively.

In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $3,500, which are secured by cash and included in Other Assets on the Company’s Consolidated Statements of Financial Condition.

The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $627, $510 and $593 for the years ended December 31, 2012, 2011 and 2010, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Consolidated Statements of Operations.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2012, the approximate aggregate minimum future payments required on the operating leases are as follows:

2013	$20,694
2014	19,517
2015	18,214
2016	19,248
2017	18,113
Thereafter	89,298

Total	$185,084

Other Commitments – As of December 31, 2012, the Company has unfunded commitments for capital contributions of $7,071 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7,699 and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.

As of December 31, 2012, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $172,624. The Company expects to pay to the counterparties to the Tax Receivable Agreement $7,274 within one year or less, $26,582 in one to three years, $29,874 in three to five years and $108,894 after five years.

See Note 4 for information related to the Company’s commitments on its acquisitions.

On February 11, 2010, the Company announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic and to collaborate on the future growth of Trilantic’s business. Under terms of the agreement, the Company issued 500 restricted share equivalents with a minimum redemption value of $16,500 on December 31, 2014 in exchange for a minority economic interest in Trilantic and an interest in Trilantic’s current fund, Trilantic IV. The Company also will commit a minimum of $5,000 of the total capital commitments of Trilantic’s next private equity fund when it is raised.

Pursuant to the agreement related to the Institutional Equities business, the Company is committed to maintain at least $50,000 of Member’s equity in EGL, as measured in accordance with U.S. GAAP.

During 2008, the Company committed to purchase preferred equity of Pan. The equity may be drawn down anytime before the fifth anniversary of the close of the transaction, subject to the Company’s Board’s approval. As of December 31, 2012, the Company had $5,654 of remaining commitment to Pan.

The Company also has commitments related to its redeemable noncontrolling interests. See Note 15 for further information.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Contingencies

In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with ASC 450, “Accounting for Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Note 19 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of December 31, 2012 and 2011 was $31,281 and $67,893, respectively, which exceeded the minimum net capital requirement by $27,871 and $66,726, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

ETC, which is limited to fiduciary activities, is regulated by the OCC and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements for 2012.

Note 20 – Income Taxes

As a result of the Reorganization, the operating business entities of the Company were restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2012 and 2011 were $20,304 and $5,159, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The following table presents the U.S. and non-U.S. components of Income (Loss) before income tax expense:

	For the Years Ended December 31,
	2012	2011	2010
U.S.	$45,226	$37,681	$30,091
Non-U.S.	14,571	(7,039)	(4,443)

Income before Income Tax Expense(a)	$59,797	$30,642	$25,648

(a)	From continuing operations, net of Noncontrolling Interest from continuing operations.

The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 consist of:

	For the Years Ended December 31,
	2012	2011	2010
Current:
Federal	$24,956	$2,367	$10,054
Foreign	6,007	4,447	931
State and Local	7,912	4,942	2,256

Total Current	38,875	11,756	13,241
Deferred:
Federal	(2,458)	11,368	3,115
Foreign	(4,756)	(1,129)	(340)
State and Local	(753)	729	161

Total Deferred	(7,967)	10,968	2,936

Total	$30,908	$22,724	$16,177

A reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Reconciliation of Federal Statutory Tax Rates
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Increase (Decrease) Due to State and Local Taxes	8.4%	13.1%	7.1%
Rate Benefits as a Limited Liability Company/Flow Through	(6.9%)	(5.7%)	(10.2%)
Foreign Taxes	2.2%	4.3%	0.1%
Non-Deductible Expenses(1)	9.4%	17.1%	12.2%
Valuation Allowances	(2.0%)	(0.9%)	0.7%
Other Adjustments	(2.2%)	(1.0%)	(0.3%)

Effective Income Tax Rate	43.9%	61.9%	44.6%

(1)	Primarily related to non-deductible share-based compensation expense.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Undistributed earnings of certain foreign subsidiaries totaled approximately $2,660 as of December 31, 2012. Deferred taxes have not been provided on the undistributed earnings of certain foreign subsidiaries, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. As of December 31, 2012, unrecognized net deferred tax liability attributable to those reinvested earnings would have aggregated approximately $703. In the event that such amounts were ever remitted, loaned to the Company, or if the stock in the foreign subsidiary was sold, these earnings could become subject to U.S. Federal tax and an income tax provision, if any, would be recognized at that time.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Current Deferred Tax Assets:
Step up in tax basis due to the exchange of LP Units for Class A Shares	$9,214	$8,621

Total Current Deferred Tax Asset	$9,214	$8,621

Long-term Deferred Tax Assets:
Depreciation and Amortization	$14,673	$13,180
Compensation and Benefits	25,958	23,002
Step up in tax basis due to the exchange of LP Units for Class A Shares	181,783	154,574
Other	17,043	15,859

Total Long-term Deferred Tax Assets	$239,457	$206,615

Long-term Deferred Tax Liabilities:
Goodwill and Investments	$10,008	$11,715

Total Long-term Deferred Tax Liabilities	$10,008	$11,715

Net Long-term Deferred Tax Assets Before Valuation Allowance	$229,449	$194,900
Valuation Allowance	—	(8,211)

Net Long-term Deferred Tax Assets	$229,449	$186,689

The increase in net deferred tax assets, before valuation allowance, from December 31, 2011 to December 31, 2012 was primarily attributable to an increase in the tax basis of the tangible and intangible assets of Evercore LP, which resulted from the various 2012 LP Unit exchanges and Members gifting LP Units to various charities. During 2012, the LP holders exchanged 3,091 shares of Class A Shares. This transaction resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP, which triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $38,974, $33,128 and $5,846, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2012. See Note 14 for further discussion.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Additionally, the increase in net deferred tax assets, before valuation allowance, from December 31, 2011 to December 31, 2012 was also attributable to a $1,494 increase related to the depreciation of fixed assets and amortization of intangible assets.

The Company recorded a decrease in deferred tax assets of $(1,981) and an increase of $3,046 associated with changes in Accumulated Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, respectively.

In 2011, the Company concluded that the recoverability of its deferred tax assets in certain of its foreign subsidiaries was not more-likely-than-not to be recoverable, as required by ASC 740. As a result of the previous assessment, the Company concluded that the net deferred tax assets of these foreign subsidiaries required a full valuation allowance during those prior years.

In 2012, the Company has concluded that it is more likely than not to utilize its deferred tax asset and has reversed its valuation allowance. This determination was based on the impact of the strong positive evidence in the period related to the 2012 earnings and increases in projections of future income on management’s weighing of the positive and negative evidence.

The Company’s net operating loss and tax credit carryforwards primarily relate to carryforwards of $10,301 and $1,139 in the UK and Mexico, respectively, at December 31, 2012, which may be carried forward indefinitely in the UK and until 2017 in Mexico, subject to various limitations.

A reconciliation of the changes in tax positions for the years ended December 31, 2012, 2011 and 2010 is as follows:

	December 31,
	2012	2011	2010
Beginning unrecognized tax benefit	$1,109	$2,012	$2,728
Additions for tax positions of prior years	—	98	—
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	(1,011)	(1,001)	(716)

Ending unrecognized tax benefit	$98	$1,109	$2,012

Included in the balance of unrecognized tax benefits at December 31, 2012, are $98 of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company accrued interest and penalties of $10 and $6, respectively, during 2012 related to the unrecognized tax benefits noted above and, as of December 31, 2012, the Company had recognized a liability for penalties and interest of $32 and $17, respectively. In 2012, the Company recognized tax benefits of ($228) and ($375) for penalties and interest, respectively, associated with the lapse of the statute of limitations. The Company accrued interest of $136 during 2011 related to the unrecognized tax benefits noted above and, as of December 31, 2011, the Company had recognized a liability for penalties and interest of $255 and $387, respectively. In 2011, the Company recognized tax benefits of ($398) and ($456) for penalties and interest, respectively, associated with the lapse of the statute of limitations.

The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits or lapses in the statute of limitations during the next year.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company’s tax years for 2009 to present are subject to examination by the taxing authorities. The Company is currently under examination by the IRS for tax years 2009 and 2010, as well as by New York City for tax years 2008 and 2009. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2009.

Note 21 – Concentrations of Credit Risk

Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, foreign government obligations and receivables from clients. The Company has placed substantially all of its Cash and Cash Equivalents in interest-bearing deposits in U.S. commercial banks and U.S. investment banks that meet certain rating and capital requirements. The Company’s foreign subsidiaries maintain substantially all of their Cash and Cash Equivalents in interest bearing accounts at large commercial banking institutions domiciled in their respective countries of operation. Concentrations of credit risk are limited due to the quality of the Company’s clients.

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

As of December 31, 2012, the Company has securities sold under agreements to repurchase of $120,787, for which the Company has pledged collateral with a fair value of $121,029. The Company has established risk management procedures to monitor the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for bad debts to provide coverage for probable losses from customer receivables and derives the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. At December 31, 2012 and 2011 total receivables amounted to $89,098 and $52,060, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $1,803, $1,558 and $1,008 in the years ended December 31, 2012, 2011 and 2010, respectively.

With respect to the Company’s Marketable Securities portfolio, which is comprised of highly-rated corporate and municipal bonds, mutual funds and Seed Capital Investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining minimum credit quality. As of December 31, 2012, the Company had Marketable Securities of $36,545, of which 37% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+, and 63% were Seed Capital Investments and mutual funds.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 22 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions as well as services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On December 28, 2012, the Company, through EWM, acquired Mt. Eden, which is included in the Investment Management segment.

The Company’s segment information for the years ended December 31, 2012, 2011 and 2010 is prepared using the following methodology:

•	Revenue, expenses and income (loss) from equity method investments directly associated with each segment are included in determining pre-tax income.

•	Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount, square footage and other performance and time-based factors.

•

Segment assets are based on those directly associated with each segment, or for certain assets shared across segments; those assets are allocated based on the most relevant measures applicable, including headcount and other factors.

•	Investment gains and losses, interest income and interest expense are allocated between the segments based on the segment in which the underlying asset or liability is held.

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) charges associated with the vesting of Event-based Awards, c) the amortization of intangible assets associated with certain acquisitions, d) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees and e) special charges related to the Lexicon acquisition, including the exiting of facilities for office space in the UK, an introducing fee as well as other professional fees incurred by Lexicon.

The Company evaluates segment results based on net revenue and pre-tax income, both including and excluding the impact of the Other Expenses.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The following information provides a reasonable representation of each segment’s contribution.

	For the Years Ended December 31,
	2012	2011	2010
Investment Banking
Net Revenues(1)	$565,219	$428,124	$301,847
Operating Expenses	444,510	337,886	240,312
Other Expenses(2)	50,774	55,591	19,408

Operating Income	69,935	34,647	42,127
Income from Equity Method Investments	2,258	1,101	16

Pre-Tax Income from Continuing Operations	$72,193	$35,748	$42,143

Identifiable Segment Assets	$624,977	$530,008	$370,329

Investment Management
Net Revenues(1)	$77,154	$96,140	$74,058
Operating Expenses	78,876	89,269	75,704
Other Expenses(2)	2,678	5,706	3,621

Operating Income (Loss)	(4,400)	1,165	(5,267)
Income (Loss) from Equity Method Investments	2,594	(182)	(573)

Pre-Tax Income (Loss) from Continuing Operations	$(1,806)	$983	$(5,840)

Identifiable Segment Assets	$520,241	$513,584	$527,756

Total
Net Revenues(1)	$642,373	$524,264	$375,905
Operating Expenses	523,386	427,155	316,016
Other Expenses(2)	53,452	61,297	23,029

Operating Income	65,535	35,812	36,860
Income (Loss) from Equity Method Investments	4,852	919	(557)

Pre-Tax Income from Continuing Operations	$70,387	$36,731	$36,303

Identifiable Segment Assets	$1,145,218	$1,043,592	$898,085

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2012	2011	2010
Investment Banking(A)	$(3,019)	$(2,473)	$(84)
Investment Management(B)	(2,636)	(3,021)	(552)

Total Other Revenue, net	$(5,655)	$(5,494)	$(636)

(A)	Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $4,312, $4,238 and $4,169 for the years ended December 31, 2012, 2011 and 2010, respectively.

(B)	Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $3,643, $3,579 and $3,525 for the years ended December 31, 2012, 2011 and 2010, respectively.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Years Ended December 31,
	2012	2011	2010
Investment Banking
Amortization of LP Units and Certain Other Awards	$18,601	$21,328	$17,532
Vesting of Event-based Awards	—	8,906	—
Acquisition Related Compensation Charges	28,163	14,618	—
Special Charges	662	3,894	—
Intangible Asset Amortization	3,348	6,845	1,876

Total Investment Banking	50,774	55,591	19,408

Investment Management
Amortization of LP Units and Certain Other Awards	2,350	2,892	3,289
Vesting of Event-based Awards	—	2,483	—
Intangible Asset Amortization	328	331	332

Total Investment Management	2,678	5,706	3,621

Total Other Expenses	$53,452	$61,297	$23,029

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s revenues were derived from clients and private equity funds located in the following geographical areas:

	For the Years Ended December 31,
	2012	2011	2010
Net Revenues:(1)
United States	$452,594	$387,063	$290,693
Europe and Other	151,261	112,049	60,605
Latin America	44,173	30,646	25,243

Total	$648,028	$529,758	$376,541

(1)	Excludes Other Revenue and Interest Expense.

The substantial majority of the Company’s long-lived assets reside in the United States and the United Kingdom.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 23 – Evercore Partners Inc. (Parent Company Only) Financial Statements

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2012	2011
ASSETS
Equity Investment in Subsidiary	$490,856	$452,027
Deferred Tax Asset	225,741	188,256
Other Assets	—	14,310

TOTAL ASSETS	$716,597	$654,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to Related Party	$7,282	$6,217
Taxes Payable	11,872	—
Amounts Due Pursuant to Tax Receivable Agreement	165,350	137,448
Long-term Debt—Notes Payable	101,375	99,664
Other Liabilities	2,212	3,600

TOTAL LIABILITIES	288,091	246,929
Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 35,040,501 and 31,014,265 issued at December 31, 2012 and 2011, respectively, and 29,576,986 and 27,941,307 outstanding at December 31, 2012 and 2011, respectively)	350	310
Class B, par value $0.01 per share (1,000,000 shares authorized, 43 and 47 issued and outstanding at December 31, 2012 and 2011, respectively)	—	—
Additional Paid-In-Capital	654,275	575,122
Accumulated Other Comprehensive Income (Loss)	(9,086)	(12,058)
Retained Earnings (Deficit)	(77,079)	(76,703)
Treasury Stock at Cost (5,463,515 and 3,072,958 shares at December 31, 2012 and 2011, respectively)	(139,954)	(79,007)

TOTAL STOCKHOLDERS’ EQUITY	428,506	407,664

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$716,597	$654,593

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
REVENUES
Interest Income	$7,955	$7,817	$7,693

TOTAL REVENUES	7,955	7,817	7,693
Interest Expense	7,955	7,817	7,693

NET REVENUES	—	—	—

EXPENSES
TOTAL EXPENSES	—	—	—

OPERATING INCOME	—	—	—

Equity in Income of Subsidiary	53,229	21,083	20,618
Provision for Income Taxes	24,340	14,131	11,664

NET INCOME (LOSS)	$28,889	$6,952	$8,954

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$28,889	$6,952	$8,954
Undistributed Income of Subsidiary	(53,229)	(21,083)	(20,618)
Accretion on Long-term Debt	1,711	1,582	1,464
(Increase) Decrease in Operating Assets:
Other Assets	14,310	12,105	(1,324)
Increase (Decrease) in Operating Liabilities:
Payable to Uncombined Affiliates	—	957	—
Taxes Payable	11,872	—	—
Other Liabilities	(3,101)	(574)	—

Net Cash Provided by (Used in) Operating Activities	452	(61)	(11,524)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash acquired	—	(30,397)	—
Investment in Subsidiary	24,239	(22,994)	23,760

Net Cash Provided by (Used in) Investing Activities	24,239	(53,391)	23,760
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Equity Offering	—	168,140	77,185
Purchase of Evercore LP Units	(395)	(95,342)	(76,763)
Foreign Currency Translation	—	—	(300)
Dividends	(24,296)	(19,346)	(12,358)

Net Cash (Used in) Provided by Financing Activities	(24,691)	53,452	(12,236)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of Year	—	—	—

CASH AND CASH EQUIVALENTS—End of Year	$—	$—	$—

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

Note C – Stockholders’ Equity

The Company is authorized to issue 1,000,000 Class A Shares, par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2012, the Company has issued 35,041 Class A Shares. The Company cancelled four shares of Class B common stock in exchange for $1.00, which were held by certain limited partners of Evercore LP during the twelve months ended December 31, 2012. During 2012, the Company purchased 726 Class A Shares primarily from employees at market values ranging from $21.71 to $29.62 per share primarily for the net settlement of stock-based compensation awards and 1,884 Class A Shares at market values ranging from $22.58 to $26.62 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $66,588 on the Company’s Statement of Financial Condition as of December 31, 2012. During 2012, the Company issued 39 Class A Shares from treasury stock as payment of contingent consideration in connection with the Morse Williams Agreement, 65 Class A Shares from treasury stock as payment of contingent consideration in connection with the MJC Associates Agreement and 116 Class A Shares in conjunction with the acquisition of Lexicon. The result of these issuances was a decrease in Treasury stock of $5,641 on the Company’s Statement of Financial Condition as of December 31, 2012. During the year ended December 31, 2012, the Company declared and paid dividends of $0.82 per share, totaling $24,296 which were wholly funded by the Company’s sole subsidiary, Evercore LP.

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

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note E – Commitments and Contingencies

As of December 31, 2012, as discussed in Note 12 to the consolidated financial statements, the Company estimates the contractual obligations related to the Senior Notes to be $169,920. Pursuant to the Senior Notes, we expect to make payments to the notes’ holder of $6,240 within one year or less, $12,480 in one to three years, $12,480 in three to five years and $138,720 after five years.

As of December 31, 2012, as discussed in Note 18 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $172,624. The company expects to pay to the counterparties to the Tax Receivable Agreement $7,274 within one year or less, $26,582 in one to three years, $29,874 in three to five years and $108,894 after five years.

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

SUPPLEMENTAL FINANCIAL INFORMATION

(dollars in thousands, except per share data)

Consolidated Quarterly Results of Operations (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2012 and 2011. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. The amounts below include a correction reflecting the reclassification of Net Income (Loss) Attributable to Noncontrolling Interest related to Evercore Asset Management L.L.C. (“EAM”) from Discontinued Operations to Net Income Attributable to Noncontrolling Interest, below Net Income on the Consolidated Statements of Operations. Refer to Note 2 to our consolidated financial statements for additional information.

	For the Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Net Revenues	$214,049	$153,029	$172,497	$102,798
Total Expenses	171,811	138,784	151,302	114,941

Income (Loss) Before Income from Equity Method Investments and Income Taxes	42,238	14,245	21,195	(12,143)
Income from Equity Method Investments	1,333	415	719	2,385

Income (Loss) Before Income Taxes	43,571	14,660	21,914	(9,758)
Provision (Benefit) for Income Taxes	18,586	7,187	9,773	(4,638)

Net Income (Loss) from Continuing Operations	24,985	7,473	12,141	(5,120)
Net Income (Loss) from Discontinued Operations	—	—	—	—

Net Income (Loss)	24,985	7,473	12,141	(5,120)
Net Income (Loss) Attributable to Noncontrolling Interest	5,963	2,172	4,207	(1,752)

Net Income (Loss) Attributable to Evercore Partners Inc.	$19,022	$5,301	$7,934	$(3,368)

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.64	$0.18	$0.27	$(0.12)
From Discontinued Operations	—	—	—	—

Net Income (Loss) Attributable to Evercore Partners Inc.	$0.64	$0.18	$0.27	$(0.12)

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.56	$0.17	$0.25	$(0.12)
From Discontinued Operations	—	—	—	—

Net Income (Loss) Attributable to Evercore Partners Inc.	$0.56	$0.17	$0.25	$(0.12)

Dividends Declared Per Share of Class A Common Stock	$0.22	$0.20	$0.20	$0.20

EVERCORE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net Revenues	$112,781	$163,181	$141,204	$107,098
Total Expenses	113,790	149,739	129,589	95,334

Income (Loss) Before Income from Equity Method Investments and Income Taxes	(1,009)	13,442	11,615	11,764
Income from Equity Method Investments	255	195	69	400

Income (Loss) Before Income Taxes	(754)	13,637	11,684	12,164
Provision for Income Taxes	1,080	11,144	6,064	4,436

Net Income (Loss) from Continuing Operations	(1,834)	2,493	5,620	7,728
Net Income (Loss) from Discontinued Operations	(1,504)	(1,200)	(361)	(411)

Net Income (Loss)	(3,338)	1,293	5,259	7,317
Net Income (Loss) Attributable to Noncontrolling Interest	(2,682)	(466)	2,998	3,729

Net Income (Loss) Attributable to Evercore Partners Inc.	$(656)	$1,759	$2,261	$3,588

Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$—	$0.06	$0.09	$0.16
From Discontinued Operations	(0.02)	—	—	—

Net Income (Loss) Attributable to Evercore Partners Inc.	$(0.02)	$0.06	$0.09	$0.16

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$—	$0.06	$0.08	$0.14
From Discontinued Operations	(0.02)	—	—	—

Net Income (Loss) Attributable to Evercore Partners Inc.	$(0.02)	$0.06	$0.08	$0.14

Dividends Declared Per Share of Class A Common Stock	$0.20	$0.18	$0.18	$0.18

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

In making the assessment, management used the framework in “Internal Control – Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2012.

The Company’s independent registered public accounting firm has issued its written attestation report on the Company’s internal control over financial reporting, as included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the internal control over financial reporting of Evercore Partners Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 27, 2013

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

The Company posts its Code of Business Conduct and Ethics on the Corporate Governance webpage within the Investor Relations section of its website at http://ir.evercore.com under the link “Governance Documents”. The Company’s Code of Business Conduct and Ethics applies to all directors, officers and employees, including our chairmans, president and chief executive officer, our chief financial officer and our principal accounting officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2012

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	7,099,170	—	4,667,270
Equity compensation plans not approved by shareholders	—	—	—

Total	7,099,170	—	4,667,270

(1)	To date, we have issued RSUs which by their nature have no exercise price.

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

Exhibit Index

Exhibit Number	Description

2.1	Deed, dated as of June 7, 2011, by and between Evercore Partners Inc. and the Sellers named therein, regarding the sale and purchase of The Lexicon Partnership LLP(22)

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(13)

4.1	Equity Holders Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

4.2	Indenture between Evercore Partners Inc. and The Bank of New York Mellon, as trustee, dated as of August 28, 2008(11)

4.3	Warrant, dated as of August 28, 2008(11)

10.1	Second Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of July 27, 2009(14)

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.1.2	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement dated as of February 11, 2010 (18)

10.2	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.3	Registration Rights Agreement, dated as of August 10, 2006(2)

10.6	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.8	*Employment Agreement between the Registrant and Pedro Aspe(2)

Exhibit Number	Description

10.9	*Employment Agreement between the Registrant and Robert B. Walsh(6)

10.10	*Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.11	*Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.12	*Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.13	*Employment Agreement between the Registrant and Adam B. Frankel(1)

10.14	Form of Indemnification Agreement between the Registrant and each of its director nominees(1)

10.15	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.22	*Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006(9)

10.23	*2007 Form Restricted Stock Unit Award Agreement(9)

10.24	*2008 Form Restricted Stock Unit Award Agreement(15)

10.25	Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners II, L.P.(15)

10.26	*Amendment to Employment Agreement dated November 7, 2008 with Dr. Pedro Carlos Aspe Armella(12)

10.27	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(8)

10.28	*Amendment to Employment Agreement dated February 12, 2008 with Austin M. Beutner(8)

10.29	* Amendment to Restricted Stock Unit Award Agreement with Adam B. Frankel(15)

10.31	Purchase Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

10.32	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman and Pedro Aspe(16)

10.33	Subscription Agreement between the Registrant and Ralph L. Schlosstein(17)

10.33.1	*Employment Agreement between the Registrant and Ralph L. Schlosstein(17)

10.34	Contribution and Exchange Agreement, dated February 11, 2010(18)

10.35	Purchase and Sale Agreement, dated as of March 4, 2010, by and among Evercore Partners Inc., Atalanta Sosnoff Capital LLC (“Atalanta Sosnoff”), Representative, LLC, in its capacity as the representative, the sellers and Martin T. Sosnoff(19)

10.36	Registration Rights Agreement, dated May 28, 2010(20)

10.37	*2011 Form Cash Unit Award Agreement(21)

10.38	Amended and Restated Limited Liability Partnership Deed In Relation to Evercore Partners International LLP and Lexicon Partnership LLP, dated August 19, 2011(23)

10.39	Purchase and Sale Agreement, dated as of November 11, 2011, by and among Evercore, the Company, the Representative, in its capacity as the representative and the Sellers, regarding the purchase of a non-controlling interest in ABS Investment Management, LLC(24)

10.40	*2012 Form Restricted Stock Unit Award Agreement for U.S. Employees(25)

10.41	*2012 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(25)

Exhibit Number	Description

10.42	*2012 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(25)

10.43	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors(25)

10.44	*2012 Form Cash Unit Award Agreement(25)

10.45 10.46	*Employment Agreement between the Registrant and Andrew Sibbald (filed herewith) Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners III, L.P. (filed herewith)

10.47	*Restricted Stock Unit Award Agreement effective as of January 29, 2013 between Evercore Partners Inc. and Ralph L. Schlosstein(26)

11	Not included as a separate exhibit - earnings per share can be determined from Note 16 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes In Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements (furnished herewith)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2007.

(6)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(7)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 6, 2007.

(8)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(10)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 21, 2008.

(11)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2008.

(13)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 6, 2009.

(14)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 27, 2009.

(15)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 13, 2009.

(16)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.

(17)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

(18)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.

(19)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.

(20)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

(21)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 9, 2011.

(22)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 9, 2011.

(23)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 25, 2011.

(24)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 14, 2011.

(25)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.

(26)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 29, 2013.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCORE PARTNERS INC.

By:	/s/ ROBERT B. WALSH
Robert B. Walsh Chief Financial Officer

February 27, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 27th day of February, 2013.

Signature	Title

/s/ RALPH SCHLOSSTEIN Ralph Schlosstein	Chief Executive Officer (Principal Executive Officer) and Director

/s/ ROGER C. ALTMAN Roger C. Altman	Co-Chairman

/s/ PEDRO ASPE Pedro Aspe	Co-Chairman

/s/ RICHARD I. BEATTIE Richard I. Beattie	Director

/s/ FRANCOIS DE ST. PHALLE Francois de St. Phalle	Director

/s/ GAIL BLOCK HARRIS Gail Block Harris	Director

/s/ CURT HESSLER Curt Hessler	Director

/s/ ROBERT B. MILLARD Robert B. Millard	Director

/s/ ANTHONY N. PRITZKER Anthony N. Pritzker	Director

/s/ ROBERT B. WALSH Robert B. Walsh	Chief Financial Officer (Principal Financial Officer)

/s/ PAUL PENSA Paul Pensa	Controller (Principal Accounting Officer)