Form 10-Q
period 2013-03-31
Evercore Partners Inc.
filed 2013-05-08
CIK 1360901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of May 1, 2013 was 31,597,377. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 1, 2013 was 43 (excluding 57 shares of Class B common stock held by a subsidiary of the registrant).

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

Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and Cash Equivalents	$137,034	$259,431
Marketable Securities	34,407	36,545
Financial Instruments Owned and Pledged as Collateral at Fair Value	63,972	120,594
Securities Purchased Under Agreements to Resell	9,313	—
Accounts Receivable (net of allowances of $2,097 and $1,949 at March 31, 2013 and December 31, 2012, respectively)	77,987	89,098
Receivable from Employees and Related Parties	10,244	5,166
Deferred Tax Assets - Current	10,919	9,214
Other Current Assets	8,559	6,699

Total Current Assets	352,435	526,747
Investments	107,505	110,897
Deferred Tax Assets - Non-Current	238,442	229,449
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $21,143 and $19,880 at March 31, 2013 and December 31, 2012, respectively)	28,282	29,777
Goodwill	189,440	188,684
Intangible Assets (net of accumulated amortization of $21,996 and $20,002 at March 31, 2013 and December 31, 2012, respectively)	34,822	35,397
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	15,363	14,067

Total Assets	$976,489	$1,145,218

Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$23,209	$138,187
Accounts Payable and Accrued Expenses	16,580	17,909
Securities Sold Under Agreements to Repurchase	73,325	120,787
Payable to Employees and Related Parties	15,813	12,964
Taxes Payable	6,111	20,304
Other Current Liabilities	9,934	10,755

Total Current Liabilities	144,972	320,906
Notes Payable	101,823	101,375
Amounts Due Pursuant to Tax Receivable Agreements	169,791	165,350
Other Long-term Liabilities	17,495	17,111

Total Liabilities	434,081	604,742

Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interest	49,180	49,727
Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 38,049,288 and 35,040,501 issued at March 31, 2013 and December 31, 2012, respectively, and 31,804,820 and 29,576,986 outstanding at March 31, 2013 and December 31, 2012, respectively)	380	350
Class B, par value $0.01 per share (1,000,000 shares authorized, 42 and 43 issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	—	—
Additional Paid-In-Capital	694,570	654,275
Accumulated Other Comprehensive Income (Loss)	(9,104)	(9,086)
Retained Earnings (Deficit)	(79,755)	(77,079)
Treasury Stock at Cost (6,244,468 and 5,463,515 shares at March 31, 2013 and December 31, 2012, respectively)	(169,641)	(139,954)

Total Evercore Partners Inc. Stockholders’ Equity	436,450	428,506
Noncontrolling Interest	56,778	62,243

Total Equity	493,228	490,749

Total Liabilities and Equity	$976,489	$1,145,218

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
Revenues
Investment Banking Revenue	$131,383	$84,495
Investment Management Revenue	21,539	19,764
Other Revenue, Including Interest	1,793	2,296

Total Revenues	154,715	106,555
Interest Expense	3,293	3,757

Net Revenues	151,422	102,798

Expenses
Employee Compensation and Benefits	102,072	80,727
Occupancy and Equipment Rental	8,759	8,245
Professional Fees	7,852	7,056
Travel and Related Expenses	7,181	6,733
Communications and Information Services	3,420	2,788
Depreciation and Amortization	3,558	5,362
Acquisition and Transition Costs	58	73
Other Operating Expenses	3,578	3,957

Total Expenses	136,478	114,941

Income (Loss) Before Income from Equity Method Investments and Income Taxes	14,944	(12,143)
Income from Equity Method Investments	756	2,385

Income (Loss) Before Income Taxes	15,700	(9,758)
Provision (Benefit) for Income Taxes	7,322	(4,638)

Net Income (Loss)	8,378	(5,120)
Net Income (Loss) Attributable to Noncontrolling Interest	2,409	(1,752)

Net Income (Loss) Attributable to Evercore Partners Inc.	$5,969	$(3,368)

Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders	$5,948	$(3,389)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	31,861	29,101
Diluted	37,733	29,101
Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
Basic	$0.19	$(0.12)
Diluted	$0.16	$(0.12)
Dividends Declared per Share of Class A Common Stock	$0.22	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Net Income (Loss)	$8,378	$(5,120)

Other Comprehensive Income (Loss), net of tax:
Unrealized Gain on Marketable Securities, net	457	1,039
Foreign Currency Translation Adjustment Gain (Loss), net	(481)	4,322

Other Comprehensive Income (Loss)	(24)	5,361

Comprehensive Income	8,354	241
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	2,403	(142)

Comprehensive Income Attributable to Evercore Partners Inc.	$5,951	$383

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2013
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2012	35,040,501	$350	$654,275	$(9,086)	$(77,079)	(5,463,515)	$(139,954)	$62,243	$490,749
Net Income	—	—	—	—	5,969	—	—	2,409	8,378
Other Comprehensive Income (Loss)	—	—	—	(18)	—	—	—	(6)	(24)
Treasury Stock Purchases	—	—	—	—	—	(783,553)	(29,752)	—	(29,752)
Evercore LP Units Converted into Class A
Common Stock	1,326,127	13	8,065	—	—	—	—	(7,294)	784
Stock-based Compensation Awards	1,682,660	17	30,153	—	—	2,600	65	5,912	36,147
Dividends and Equivalents	—	—	1,530	—	(8,645)	—	—	—	(7,115)
Noncontrolling Interest (Note 12)	—	—	547	—	—	—	—	(6,486)	(5,939)

Balance at March 31, 2013	38,049,288	$380	$694,570	$(9,104)	$(79,755)	(6,244,468)	$(169,641)	$56,778	$493,228

	For the Three Months Ended March 31, 2012
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2011	31,014,265	$310	$575,122	$(12,058)	$(76,703)	(3,072,958)	$(79,007)	$58,162	$465,826
Net Income (Loss)	—	—	—	—	(3,368)	—	—	(1,752)	(5,120)
Other Comprehensive Income	—	—	—	3,751	—	—	—	1,610	5,361
Treasury Stock Purchases	—	—	—	—	—	(522,508)	(14,927)	—	(14,927)
Evercore LP Units Converted into Class A
Common Stock	312,477	3	1,869	—	—	—	—	(1,175)	697
Stock-based Compensation Awards	1,275,499	13	21,458	—	—	—	—	5,485	26,956
Shares Issued as Consideration for Acquisitions and Investments	—	—	—	—	—	39,062	1,096	—	1,096
Dividends and Equivalents	—	—	1,200	—	(7,081)	—	—	—	(5,881)
Noncontrolling Interest (Note 12)	—	—	402	—	—	—	—	(2,473)	(2,071)

Balance at March 31, 2012	32,602,241	$326	$600,051	$(8,307)	$(87,152)	(3,556,404)	$(92,838)	$59,857	$471,937

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net Income (Loss)	$8,378	$(5,120)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized and Unrealized (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(1,477)	(2,386)
Equity Method Investments	4,660	(76)
Equity-Based and Other Deferred Compensation	32,310	29,667
Depreciation, Amortization and Accretion	4,006	5,776
Bad Debt Expense	181	453
Deferred Taxes	(4,881)	2,911
Decrease (Increase) in Operating Assets:
Marketable Securities	11	256
Financial Instruments Owned and Pledged as Collateral at Fair Value	70,707	16,667
Securities Purchased Under Agreements to Resell	(9,085)	77
Accounts Receivable	10,835	(3,764)
Receivable from Employees and Related Parties	(5,078)	596
Other Assets	(3,348)	(6,704)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(116,305)	(107,845)
Accounts Payable and Accrued Expenses	(1,919)	695
Securities Sold Under Agreements to Repurchase	(61,794)	(16,781)
Payables to Employees and Related Parties	2,800	(852)
Taxes Payable	(14,193)	(1,644)
Other Liabilities	(676)	(1,367)

Net Cash Provided by (Used in) Operating Activities	(84,868)	(89,441)

Cash Flows From Investing Activities
Investments Purchased	(892)	(148)
Distributions of Private Equity Investments	14	906
Marketable Securities:
Proceeds from Sales and Maturities	6,895	41,064
Purchases	(3,933)	(5,974)
Cash Acquired from Acquisitions	170	—
Purchase of Furniture, Equipment and Leasehold Improvements	(471)	(6,945)

Net Cash Provided by Investing Activities	1,783	28,903

Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	—	300
Distributions to Noncontrolling Interests - Evercore LP Limited Partners	(7,260)	(2,842)
Purchase of Treasury Stock	(29,687)	(15,068)
Excess Tax Benefits Associated with Equity-Based Awards	5,453	1,104
Dividends—Class A Stockholders	(7,115)	(5,881)
Other	—	(77)

Net Cash Provided by (Used in) Financing Activities	(38,609)	(22,464)

Effect of Exchange Rate Changes on Cash	(703)	1,299

Net Increase (Decrease) in Cash and Cash Equivalents	(122,397)	(81,703)
Cash and Cash Equivalents-Beginning of Period	259,431	182,905

Cash and Cash Equivalents-End of Period	$137,034	$101,202

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$4,434	$4,928

Payments for Income Taxes	$23,065	$817

Furniture, Equipment and Leasehold Improvements Accrued	$504	$790

Decrease in Fair Value of Redeemable Noncontrolling Interest	$568	$423

Dividend Equivalents Issued	$1,530	$1,200

Notes Exchanged for Equity in Subsidiary	$1,042	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

The Investment Management business includes the institutional asset management business through which the Company, directly and through affiliates, manages financial assets for sophisticated institutional investors and provides independent fiduciary services to corporate employee benefit plans and high net-worth individuals, the wealth management business through which the Company provides investment advisory and wealth management services for high net-worth individuals and entities, and the private equity business through which the Company, directly and through affiliates, manages private equity funds.

Note 2 – Significant Accounting Policies

For a complete discussion of the Company’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

In February 2010, Accounting Standards Update (“ASU”) No. 2010-10, “Amendments for Certain Investment Funds”, was issued. This ASU defers the application of the revised consolidation rules for a reporting entity’s interest in an entity if certain conditions are met, including if the entity has the attributes of an investment company and is not a securitization or asset-backed financing entity. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance. Generally, the Company would consolidate those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

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

Note 3 – Recent Accounting Pronouncements

ASU 2011-11 – In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 provides amendments to Accounting Standards Codification (“ASC”) No. 210, “Balance Sheet”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which provides amendments that clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC No. 815, “Derivatives and Hedging”, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions. The amendments in these updates are effective retrospectively for interim and annual periods beginning after January 1, 2013. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

ASU 2013-02 – In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 provides amendments to ASC No. 220, “Comprehensive Income”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about the amounts reclassified out of accumulated other comprehensive income by component, and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

ASU 2013-05 – In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides amendments to ASC No. 830, “Foreign Currency Matters”, which are intended to resolve diversity in practice by clarifying the guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments also clarify the guidance for the release of the cumulative translation adjustment into net income for business combinations achieved in stages involving a foreign entity. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

Note 4 – Acquisition and Transition Costs and Intangible Asset Amortization

Acquisition and Transition Costs

The Company recognized $58 and $73 for the three months ended March 31, 2013 and 2012, respectively, as Acquisition and Transition Costs incurred in connection with recent acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.

Intangible Asset Amortization

Expense associated with the amortization of intangible assets for Investment Banking and Investment Management was $204 and $1,790, respectively, for the three months ended March 31, 2013 and $2,449 and $1,675, respectively, for the three months ended March 31, 2012, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. See Note 8 for Goodwill and Intangible assets acquired as a result of the Company’s consolidation of Pan.

Note 5 – Related Parties

Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $2,152 and $994 for the three months ended March 31, 2013 and 2012, respectively.

Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $10,750 for the three months ended March 31, 2013.

Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes receivables from certain employees of $6,053 and $1,546 as of March 31, 2013 and December 31, 2012, respectively.

Note 6 – Marketable Securities

The amortized cost and estimated fair value of the Company’s Marketable Securities as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Seed Capital Investments	$10,468	$1,445	$6	$11,907	$10,172	$1,428	$20	$11,580
Debt Securities Carried by EGL	13,937	92	3	14,026	13,522	97	—	13,619
Mutual Funds	7,708	766	—	8,474	10,946	412	12	11,346

Total	$32,113	$2,303	$9	$34,407	$34,640	$1,937	$32	$36,545

Scheduled maturities of the Company’s available-for-sale debt securities within the Seed Capital Investments portfolio as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,280	$1,292	$658	$659
Due after one year through five years	1,198	1,223	1,415	1,437
Due after five years through 10 years	345	346	347	346

Total	$2,823	$2,861	$2,420	$2,442

Seed Capital Investments

Seed Capital Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had realized gains of $97 and $32 for the three months ended March 31, 2013 and 2012, respectively.

Debt Securities Carried by EGL

EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($11) and ($256) for the three months ended March 31, 2013 and 2012, respectively.

Mutual Funds

During the first quarter of 2011, the Company began to invest in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $597 and $548 for the three months ended March 31, 2013 and 2012, respectively.

Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 1.6 years, as of March 31, 2013, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.

As of March 31, 2013 and December 31, 2012, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions is as follows:

	March 31, 2013		December 31, 2012
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$63,972		$120,594
Securities Purchased Under Agreements to Resell	9,313	$9,086	—	$—

Total Assets	$73,285		$120,594

Liabilities
Securities Sold Under Agreements to Repurchase	$(73,325)	$(71,540)	$(120,787)	$(121,029)

Note 8 – Investments

The Company’s investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in private equity partnerships and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on the private equity investments are included within Investment Management Revenue. The Company’s share of earnings (losses) on the investments in G5, ABS Investment Management, LLC (“ABS”) and Evercore Pan-Asset Capital Management (“Pan”) are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

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

In February 2013, the Company held a third closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The closing subscribed capital commitments of $18,300, which included a capital commitment of $915 by the Company.

A summary of the Company’s investment in the private equity funds as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
ECP II	$3,830	$3,793
Discovery Fund	3,534	3,060
EMCP II	10,887	10,400
EMCP III	2,603	1,696
CSI Capital	3,035	3,056
Trilantic IV	4,660	4,573

Total Private Equity Funds	$28,549	$26,578

Net realized and unrealized gains (losses) on private equity fund investments, including performance fees, were $477 and ($307) for the three months ended March 31, 2013 and 2012, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2013, the Company had $2,701 of previously received carried interest that may be subject to repayment.

Trilantic Capital Partners

During the first quarter of 2010, the Company made an investment in Trilantic Capital Partners (“Trilantic”). See Note 12 for further information. This investment had a balance of $14,999 as of March 31, 2013 and December 31, 2012.

Equity Method Investments

A summary of the Company’s other equity investments as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
G5	$20,323	$19,720
ABS	43,634	46,851
Pan	—	2,749

Total	$63,957	$69,320

G5

In 2010, the Company made an equity method investment in G5. At March 31, 2013, the Company’s economic ownership interest in G5 was 49%. This investment resulted in earnings (losses) of ($63) and $1,363 for the three months ended March 31, 2013 and 2012, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

ABS

During the fourth quarter of 2011, the Company made an equity method investment in ABS. At March 31, 2013, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $874 and $710 for the three months ended March 31, 2013 and 2012, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

Pan

In 2008, the Company made an equity method investment of $4,158 in Pan. This investment resulted in earnings (losses) of ($55) and $312 for the three months ended March 31, 2013 and 2012, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

In 2011 and 2012, the Company concluded that Pan was a VIE, and that the Company was not the primary beneficiary of the VIE. On March 15, 2013, the Company exchanged its notes receivable from Pan for additional common equity, increasing its common equity ownership interest to 68% from 50%. The Company viewed this transaction as a reconsideration event and concluded that, as a result, it became the primary beneficiary of Pan, and therefore consolidated Pan in the Company’s unaudited condensed consolidated financial statements as of that date. The Company’s assessment of the primary beneficiary of Pan included assessing which parties have the power to significantly impact the economic performance of Pan and the obligation to absorb losses of Pan, which could be potentially significant to Pan, or the right to receive benefits from Pan that could be potentially significant. Specifically, the Company concluded that it is the primary beneficiary of Pan. The Company recorded assets of $731 and liabilities of $490 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2013 as a result of the consolidation. The consolidation also resulted in goodwill of $3,020 and intangible assets relating to client relationships of $1,440, recognized in the Investment Management Segment. The intangible assets are being amortized over an estimated useful life of seven years.

Other

The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $647 and $747 for the three months ended March 31, 2013 and 2012, respectively.

Note 9 – Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily-available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Seed Capital Investments held at March 31, 2013 and December 31, 2012 are based on quoted market prices provided by external pricing services.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$33,781	$—	$33,781
Seed Capital Investments (1)	15,046	2,961	—	18,007
Mutual Funds	8,474	—	—	8,474
Financial Instruments Owned and Pledged as Collateral at Fair Value	63,972	—	—	63,972

Total Assets Measured At Fair Value	$87,492	$36,742	$—	$124,234

	December 31, 2012
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$38,482	$—	$38,482
Seed Capital Investments	9,138	2,442	—	11,580
Mutual Funds	11,346	—	—	11,346
Financial Instruments Owned and Pledged as Collateral at Fair Value	120,594	—	—	120,594

Total Assets Measured At Fair Value	$141,078	$40,924	$—	$182,002

(1)	Includes $25,855 and $24,863 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012, respectively.

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

The Company had no transfers between fair value levels during the three months ended March 31, 2013 or the year ended December 31, 2012.

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition are listed in the tables below.

		March 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$111,179	$111,179	$—	$—	$111,179
Securities Purchased Under Agreements to Resell	9,313	—	9,313	—	9,313
Accounts Receivable	77,987	—	77,987	—	77,987
Receivable from Employees and Related Parties	10,244	—	10,244	—	10,244
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200

Financial Liabilities:
Accounts Payable and Accrued Expenses	$16,580	$—	$16,580	$—	$16,580
Securities Sold Under Agreements to Repurchase	73,325	—	73,325	—	73,325
Payable to Employees and Related Parties	15,813	—	15,813	—	15,813
Notes Payable	101,823	—	134,033	—	134,033

		December 31, 2012
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$234,568	$234,568	$—	$—	$234,568
Accounts Receivable	89,098	—	89,098	—	89,098
Receivable from Employees and Related Parties	5,166	—	5,166	—	5,166
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200

Financial Liabilities:
Accounts Payable and Accrued Expenses	$17,909	$—	$17,909	$—	$17,909
Securities Sold Under Agreements to Repurchase	120,787	—	120,787	—	120,787
Payable to Employees and Related Parties	12,964	—	12,964	—	12,964
Notes Payable	101,375	—	136,860	—	136,860

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities:

The fair value of the Company’s Notes Payable is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.

The carrying amounts reported on the Unaudited Condensed Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivables from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payables to Employees and Related Parties and Assets Segregated for Bank Regulatory Requirements approximate fair value due to the short term nature of these items.

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

Note 11 – Evercore Partners Inc. Stockholders’ Equity

Dividends – The Company’s Board of Directors declared on April 22, 2013, a quarterly cash dividend of $0.22 per share, to the holders of Class A Shares as of May 31, 2013, which will be paid on June 14, 2013. During the three months ended March 31, 2013, the Company declared and paid dividends of $0.22 per share, totaling $7,115.

Treasury Stock – During the three months ended March 31, 2013, the Company purchased 753 Class A Shares primarily from employees at values ranging from $22.24 to $43.18 per share primarily for the net settlement of stock-based compensation awards and 31 Class A Shares at market values ranging from $39.22 to $39.46 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $29,752 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2013.

LP Units – During the three months ended March 31, 2013, 1,326 Evercore LP partnership units (“LP Units”) were exchanged for Class A Shares (including 983 LP Units which were exchanged on December 31, 2012 where settlement did not occur until January 2013), resulting in an increase to Common Stock and Additional Paid-In-Capital of $13 and $8,065, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2013.

Accumulated Other Comprehensive Income (Loss) – As of March 31, 2013, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes accumulated Unrealized Gain (Loss) on Marketable Securities, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($1,013) and ($8,091), respectively.

Other Revenue, Including Interest, and the Provision (Benefit) for Income Taxes on the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 includes ($1,683) and ($573), respectively, reclassified from Accumulated Other Comprehensive Income (Loss) related to the recognition of a cumulative foreign exchange translation loss as a result of the consolidation of Pan.

Note 12 – Noncontrolling Interest

Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 16% interest in Evercore LP, a 28% interest in ECB, a 49% interest in Evercore Wealth Management, LLC (“EWM”), a 34% equity interest in Atalanta Sosnoff Capital L.L.C. (“Atalanta Sosnoff”), a 38% interest in Institutional Equities, a 14% interest in Evercore Trust Company, N.A. (“ETC”) and a 32% interest in Pan, not owned by the Company at March 31, 2013. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and ETC have rights, in certain circumstances, to convert into Class A Shares.

Changes in Noncontrolling Interest for the three months ended March 31, 2013 and 2012 were as follows:

	For the Three Months Ended March 31,
	2013	2012
Beginning balance	$62,243	$58,162

Comprehensive income (loss)
Operating income (loss)	2,409	(1,752)
Other comprehensive income (loss)	(6)	1,610

Total comprehensive income (loss)	2,403	(142)

Other items
Evercore LP Units Converted into Class A Common Stock	(7,294)	(1,175)
Amortization and Vesting of LP Units	5,912	5,485
Distributions to Noncontrolling Interests	(7,260)	(2,842)
Fair value of Noncontrolling Interest in Pan	774	—
Issuance of Noncontrolling Interest	—	300
Other	—	69

Total other items	(7,868)	1,837

Ending balance	$56,778	$59,857

Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain on Marketable Securities, net, of $117 and $312 for the three months ended March 31, 2013 and 2012, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($123) and $1,298 for the three months ended March 31, 2013 and 2012, respectively.

Pursuant to the strategic alliance with Trilantic, Evercore LP issued 500 LP Units with a minimum redemption value of $16,500 on December 31, 2014 in exchange for the issuance of certain limited partnership interests in Trilantic. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $21 for the three months ended March 31, 2013 and 2012.

In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $3,997 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012.

EWM has issued capital interests to certain employees which may be redeemable for cash at fair value at certain points in the future. Accordingly, these interests have been reflected at their fair value of $28,831 and $29,399 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012, respectively.

Note 13 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders

The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the three months ended March 31, 2013 and 2012 are described and presented below.

	For the Three Months Ended March 31,
	2013		2012
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) attributable to Evercore Partners Inc.	$5,969		$(3,368)
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 12)	(21)		(21)

Net income (loss) attributable to Evercore Partners Inc. common shareholders	5,948		(3,389)
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	31,861		29,101

Basic net income (loss) per share attributable to Evercore Partners Inc. common shareholders	$0.19		$(0.12)

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income (loss) attributable to Evercore Partners Inc. common shareholders	$5,948		$(3,389)
Noncontrolling interest related to the assumed exchange of LP Units for Class A common shares	(a	)	(a )
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a	)	(a )

Diluted net income (loss) attributable to Class A common shareholders	$5,948		$(3,389)

Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	31,861		29,101
Assumed exchange of LP Units for Class A common shares	(a	)	(a )
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	3,529		(c )
Assumed conversion of Warrants issued	2,343		(b )

Diluted weighted average shares of Class A common stock outstanding	37,733		29,101

Diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders	$0.16		$(0.12)

(a)	During the three months ended March 31, 2013 and 2012, the LP Units (which represent the right to receive Class A Shares upon exchange) were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,799 and 9,096 for the three months ended March 31, 2013 and 2012, respectively.
(b)	For the three months ended March 31, 2012, the Warrants were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 1,186 for the three months ended March 31, 2012, reduced for the impact of the Treasury Stock Method, if applicable. ASC 260, “Earnings per Share,” requires that the dilutive effect of warrants with multiple conversion alternatives be determined based on the alternative which is most advantageous to the holder of the exchangeable Senior Notes and Warrants. This will generally occur when the market value of the Company’s stock exceeds the exercise price of the Warrants, requiring dilution to be determined using the Treasury Stock Method. In certain limited circumstances the dilutive effect of conversion would be calculated using the If-Converted Method. Antidilution is the result of the Company having a loss for the three months ended March 31, 2012.
(c)	During the three months ended March 31, 2012, the additional shares of the Company’s common stock assumed to be issued pursuant to non-vested restricted stock and RSUs as calculated using the Treasury Stock Method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders. The additional shares that would have been included in the computation of diluted net loss per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 2,034 for the three months ended March 31, 2012. Antidilution is the result of the Company having a loss for the three months ended March 31, 2012.

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

Note 14 – Share-Based and Other Deferred Compensation

During the three months ended March 31, 2013, the Company granted employees 2,144 Service-based Awards. These awards had grant date fair values ranging from $26.60 to $43.26 per share. During the three months ended March 31, 2013, 1,630 Service-based Awards vested and 25 Service-based Awards were forfeited.

During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in deferred cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. Compensation expense related to this deferred compensation program was $992 and $984 for the three months ended March 31, 2013 and 2012, respectively.

Compensation expense related to Service-based Awards, excluding compensation costs related to the amortization of the LP Units was $20,593 and $14,661 for the three months ended March 31, 2013 and 2012, respectively. Compensation expense related to amortization of the LP Units was $5,610 and $4,759 for the three months ended March 31, 2013 and 2012, respectively. Compensation expense related to acquisition-related awards and deferred cash consideration was $3,608 and $1,049, respectively, for the three months ended March 31, 2013, and $6,253 and $2,870, respectively, for the three months ended March 31, 2012.

Note 15 – Commitments and Contingencies

For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $5,910 and $5,485 for the three months ended March 31, 2013 and 2012, respectively.

Other Commitments – As of March 31, 2013, the Company has unfunded commitments for capital contributions of $7,167 to the private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds. In April 2013, the Company agreed to an additional capital commitment of $5,000 to Trilantic.

The Company also has commitments related to its redeemable noncontrolling interests. See Note 12 for further information.

Contingencies

In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Legal reserves are established in accordance with ASC 450, “Contingencies” when warranted. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Note 16 – Regulatory Authorities

EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Rule 15c3-1 requires the maintenance of net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined. EGL’s regulatory net capital as of March 31, 2013 and December 31, 2012 was $35,138 and $31,281, respectively, which exceeded the minimum net capital requirement by $33,912 and $27,871, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2013.

ETC, which is limited to fiduciary activities, is regulated by the OCC and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of March 31, 2013.

Note 17 – Income Taxes

The Company’s Provision (Benefit) for Income Taxes was $7,322 and ($4,638) for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate was 47% and 48% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for 2013 and 2012 reflects the effect of certain nondeductible expenses, including the vesting of LP Units, as well as the noncontrolling interest associated with LP Units and other adjustments.

The Company reported a decrease in deferred tax assets of ($278) associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $292 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2013.

As of March 31, 2013, the Company increased the balance of unrecognized tax benefits by $526, of which $474 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company recognized approximately $115 of interest and penalties during the three months ended March 31, 2013. The Company has approximately $165 accrued for the payment of interest and penalties as of March 31, 2013.

The Company consolidated Pan on March 15, 2013. As of March 31, 2013, Pan contributed an additional $1,349 in deferred tax assets to the Unaudited Condensed Consolidated Statement of Financial Condition, with a full valuation allowance against these deferred tax assets. See Note 8 for further information.

Note 18 – Segment Operating Results

Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions as well as services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On December 28, 2012, the Company, through EWM, acquired Mt. Eden Investment Advisors, LLC (“Mt. Eden”), which is included in the Investment Management segment. On March 15, 2013, the Company consolidated its investment in Pan, which is included in the Investment Management segment.

The Company’s segment information for the three months ended March 31, 2013 and 2012 is prepared using the following methodology:

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

Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) the amortization of intangible assets associated with certain acquisitions and c) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees.

The Company evaluates segment results based on net revenue and pre-tax income, both including and excluding the impact of the Other Expenses.

One client accounted for more than 10% of the Company’s consolidated Net Revenues for the three months ended March 31, 2013.

The following information provides a reasonable representation of each segment’s contribution.

	For the Three Months Ended March 31,
	2013	2012
Investment Banking
Net Revenues (1)	$131,596	$83,785
Operating Expenses	105,066	78,976
Other Expenses (2)	9,855	16,107

Operating Income (Loss)	16,675	(11,298)
Income from Equity Method Investments	170	1,628

Pre-Tax Income (Loss)	$16,845	$(9,670)

Identifiable Segment Assets	$526,549	$449,359

Investment Management
Net Revenues (1)	$19,826	$19,013
Operating Expenses	20,807	19,250
Other Expenses (2)	750	608

Operating Income (Loss)	(1,731)	(845)
Income from Equity Method Investments	586	757

Pre-Tax Income (Loss)	$(1,145)	$(88)

Identifiable Segment Assets	$449,940	$492,758

Total
Net Revenues (1)	$151,422	$102,798
Operating Expenses	125,873	98,226
Other Expenses (2)	10,605	16,715

Operating Income (Loss)	14,944	(12,143)
Income from Equity Method Investments	756	2,385

Pre-Tax Income (Loss)	$15,700	$(9,758)

Identifiable Segment Assets	$976,489	$942,117

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2013	2012
Investment Banking (A)	$213	$(710)
Investment Management (B)	(1,713)	(751)

Total Other Revenue, net	$(1,500)	$(1,461)

(A)	Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,088 and $1,070 for the three months ended March 31, 2013 and 2012, respectively.
(B)	Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $919 and $904 for the three months ended March 31, 2013 and 2012, respectively.

(2)	Other Expenses are as follows:

	For the Three Months Ended March 31,
	2013	2012
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,909	$4,216
Acquisition Related Compensation Charges	4,946	9,645
Intangible Asset Amortization	—	2,246

Total Investment Banking	9,855	16,107

Investment Management
Amortization of LP Units and Certain Other Awards	668	526
Intangible Asset Amortization	82	82

Total Investment Management	750	608

Total Other Expenses	$10,605	$16,715

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.

The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2013	2012
Net Revenues: (1)
United States	$90,856	$69,661
Europe and Other	39,471	24,322
Latin America	22,595	10,276

Total	$152,922	$104,259

(1)	Excludes Other Revenue and Interest Expense.

The substantial majority of the Company’s long-lived assets are located in the United States and the United Kingdom.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent quarterly reports on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Other Expenses

Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) the amortization of intangible assets associated with certain acquisitions and c) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees.

Income from Equity Method Investments

Our share of the income (loss) from our equity interests in G5, ABS and Pan (consolidated on March 15, 2013) are included within Income from Equity Method Investments, as a component of Income (Loss) Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.

Provision for Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities.

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

Results of Operations

The following is a discussion of our results from operations for the three months ended March 31, 2013 and 2012. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

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

	For the Three Months Ended March 31,
	2013	2012	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$131,383	$84,495	55%
Investment Management Revenue	21,539	19,764	9%
Other Revenue	1,793	2,296	(22%)

Total Revenues	154,715	106,555	45%
Interest Expense	3,293	3,757	(12%)

Net Revenues	151,422	102,798	47%

Expenses
Operating Expenses	125,873	98,226	28%
Other Expenses	10,605	16,715	(37%)

Total Expenses	136,478	114,941	19%

Income (Loss) Before Income from Equity Method Investments and Income Taxes	14,944	(12,143)	NM
Income from Equity Method Investments	756	2,385	(68%)

Income (Loss) Before Income Taxes	15,700	(9,758)	NM
Provision (Benefit) for Income Taxes	7,322	(4,638)	NM

Net Income (Loss)	8,378	(5,120)	NM
Net Income (Loss) Attributable to Noncontrolling Interest	2,409	(1,752)	NM

Net Income (Loss) Attributable to Evercore Partners Inc.	$5,969	$(3,368)	NM

Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.16	$(0.12)	NM

As of March 31, 2013 and 2012 we employed approximately 900 and 830 people, respectively, worldwide.

Three Months Ended March 31, 2013 versus March 31, 2012

Net Revenues were $151.4 million for the three months ended March 31, 2013, an increase of $48.6 million, or 47%, versus Net Revenues of $102.8 million for the three months ended March 31, 2012. Investment Banking Revenue increased 55% and Investment Management Revenue increased 9% compared to the three months ended March 31, 2012. See the segment discussion below for further information. Other Revenue for the three months ended March 31, 2013 was lower than for the three months ended March 31, 2012 primarily as a result of losses related to the consolidation of Pan. Net Revenues include interest expense on our Senior Notes.

Total Operating Expenses were $125.9 million for the three months ended March 31, 2013 as compared to $98.2 million for the three months ended March 31, 2012, a 28% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $91.5 million for the three months ended March 31, 2013, an increase of $25.1 million, or 38%, versus expense of $66.4 million for the three months ended March 31, 2012. The increase was primarily due to increased compensation costs resulting from the expansion of existing businesses, higher revenues and higher share-based compensation costs. Non-compensation expenses as a component of Operating Expenses were $34.3 million for the three months ended March 31, 2013, an increase of $2.5 million, or 8%, over non-compensation operating expenses of $31.8 million for the three months ended March 31, 2012. Non-compensation operating expenses increased compared to the three months ended March 31, 2012 primarily as a result of the expansion of our existing businesses.

Total Other Expenses of $10.6 million for the three months ended March 31, 2013 related to compensation costs associated with the vesting of LP Units and certain other awards of $5.6 million, acquisition related compensation costs of $4.9 million and amortization of intangibles of $0.1 million. Total Other Expenses of $16.7 million for the three months ended March 31, 2012 related to compensation costs associated with the vesting of LP Units and certain other awards of $4.7 million, acquisition related compensation costs of $9.6 million and amortization of intangibles of $2.3 million.

As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 67% for the three months ended March 31, 2013, compared to 79% for the three months ended March 31, 2012.

Income from Equity Method Investments was $0.8 million for the three months ended March 31, 2013, as compared to $2.4 million for the three months ended March 31, 2012. The decrease was primarily a result of a decrease in earnings from G5, partially offset by an increase in earnings from ABS.

The provision for income taxes for the three months ended March 31, 2013 was $7.3 million, which reflected an effective tax rate of 47%. The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units and other adjustments. The benefit for income taxes for the three months ended March 31, 2012 was ($4.6) million, which reflected an effective tax rate of 48%. The benefit was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units.

Noncontrolling Interest was $2.4 million for the three months ended March 31, 2013 compared to ($1.8) million for the three months ended March 31, 2012, reflecting an allocation of operating income in the current quarter as opposed to an operating loss in the prior period.

Impairment of Assets

During the first quarter of 2013, there were no material changes in the facts and assumptions related to the November 30, 2012 impairment assessment that would have caused the Company to reach a different conclusion. As such, the Company considered the criteria required by ASC 350, “Goodwill and Other Intangible Assets”, and ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and concluded that there were no triggering events during the first quarter of 2013 that would have required a Step 1 impairment assessment.

Business Segments

The following data presents revenue, expenses and contributions by business segment.

Investment Banking

The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2013	2012	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue (1)	$131,383	$84,495	55%
Other Revenue, net (2)	213	(710)	NM

Net Revenues	131,596	83,785	57%

Expenses
Operating Expenses	105,066	78,976	33%
Other Expenses	9,855	16,107	(39%)

Total Expenses	114,921	95,083	21%

Operating Income (Loss) (3)	16,675	(11,298)	NM
Income from Equity Method Investments	170	1,628	(90%)

Pre-Tax Income (Loss)	$16,845	$(9,670)	NM

(1)	Includes client related expenses of $2.5 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	Includes interest expense on the Senior Notes of $1.1 million for the three months ended March 31, 2013 and 2012.
(3)	Includes Noncontrolling Interest of $0.4 million and ($0.3) million for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013, the level of North American and Global announced and completed M&A activity was higher versus the three months ended March 31, 2012, as evidenced by the following industry statistics regarding the volume of transactions:

	For the Three Months Ended March 31,
	2013	2012	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$291	$176	65%
Value of North American M&A Deals Completed	$246	$190	29%
Value of Global M&A Deals Announced	$537	$478	12%
Value of Global M&A Deals Completed	$485	$404	20%

Evercore Statistics **
Total Number of Fee Paying Advisory Clients	115	104	11%
Investment Banking Fees of at Least $1 million from Advisory Clients	26	17	53%

*	Source: Thomson Reuters April 1, 2013
**	Includes revenue generating clients only

Investment Banking Results of Operations

Three Months Ended March 31, 2013 versus March 31, 2012

Net Investment Banking Revenues were $131.6 million for the three months ended March 31, 2013 compared to $83.8 million for the three months ended March 31, 2012, which represented an increase of 57%. Investment Banking Revenues for the three months ended March 31, 2013 included $7.0 million and $10.8 million of commissions and underwriting revenues, respectively, compared to $4.1 million and $3.1 million, respectively, for the three months ended March 31, 2012. We earned advisory fees from 115 clients and fees in excess of $1.0 million from 26 transactions during the three months ended March 31, 2013, compared to advisory fees from 104 clients and fees in excess of $1.0 million from 17 transactions during the three months ended March 31, 2012. The increase in revenues from the three months ended March 31, 2012 reflects the expansion of our existing businesses, including the addition of Senior Managing Directors, and higher overall deal volume.

Operating Expenses were $105.1 million for the three months ended March 31, 2013, as compared to $79.0 million for the three months ended March 31, 2012, an increase of $26.1 million, or 33%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $78.0 million for the three months ended March 31, 2013, as compared to $54.5 million for the three months ended March 31, 2012, an increase of $23.5 million, or 43%. The increase was due to compensation costs resulting primarily from increased headcount in our advisory business and higher share-based compensation costs. Non-compensation expenses, as a component of Operating Expenses, were $27.1 million for the three months ended March 31, 2013, as compared to $24.6 million for the three months ended March 31, 2012, an increase of $2.5 million, or 10%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business. The increase in Investment Banking headcount has also led directly and indirectly to cost increases relating to occupancy, travel, professional and regulatory fees.

Other Expenses of $9.9 million for the three months ended March 31, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $4.9 million and acquisition related compensation costs of $4.9 million. Other Expenses of $16.1 million for the three months ended March 31, 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $4.2 million, acquisition related compensation costs of $9.6 million and amortization of intangibles of $2.2 million.

Investment Management

The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2013	2012	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$6,651	$4,525	47%
Institutional Asset Management	10,415	12,599	(17%)
Private Equity	2,191	1,735	26%

Total Investment Advisory and Management Fees	19,257	18,859	2%

Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,805	1,212	49%
Private Equity	477	(307)	NM

Total Realized and Unrealized Gains	2,282	905	152%

Investment Management Revenue (1)	21,539	19,764	9%
Other Revenue, net (2)	(1,713)	(751)	(128%)

Net Investment Management Revenues	19,826	19,013	4%

Expenses
Operating Expenses	20,807	19,250	8%
Other Expenses	750	608	23%

Total Expenses	21,557	19,858	9%

Operating Income (Loss) (3)	(1,731)	(845)	(105%)
Income from Equity Method Investments (4)	586	757	(23%)

Pre-Tax Income (Loss)	$(1,145)	$(88)	NM

(1)	Includes transaction-related client reimbursements of $0.04 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	Includes interest expense on the Senior Notes of $0.9 million for the three months ended March 31, 2013 and 2012.
(3)	Includes Noncontrolling Interest of $0.1 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.
(4)	Equity in G5, ABS and Pan is classified as Income from Equity Method Investments.

Investment Management Results of Operations

Our Wealth Management business includes the results of EWM and Pan, following its consolidation on March 15, 2013. Our Institutional Asset Management business includes the results of ETC, ECB and Atalanta Sosnoff. Fee-based revenues from EWM, Pan, Atalanta Sosnoff and ECB are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements.

In February 2013, the Company held a third closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The closing subscribed capital commitments of $18.3 million, which included a capital commitment of $0.9 million by the Company.

ECP II earns management fees of 1% of invested capital. Pursuant to an amendment to the Evercore Capital Partners L.P. and its affiliate’s Partnership Agreement, no management fees are earned by the Company. We earn management fees on EMCP II of 2.0% per annum on net funded capital while we earn management fees on EMCP III of 2.0% per annum of committed capital during its investment period, and 2.0% per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the general partner of ECP II and 100% of Carried Interest in EMCP II and EMCP III. A significant portion of any gains recognized related to ECP II and any carried interest recognized by it is distributed to certain of our private equity professionals.

In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of March 31, 2013, we had $2.7 million of previously received carried interest that may be subject to repayment.

We made equity method investments in G5 and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.

Assets Under Management

AUM for our Investment Management business of $12.7 billion at March 31, 2013, increased from $12.1 billion at December 31, 2012. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 61% and 60% of Level I investments and 39% and 40% of Level II investments as of March 31, 2013 and December 31, 2012, respectively, and Institutional Asset Management maintained 90% and 89% of Level I investments and 10% and 11% of Level II investments as of March 31, 2013 and December 31, 2012, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements. Private Equity assets represent primarily Level III investments. The following table summarizes AUM activity for the three months ended March 31, 2013:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2012	$4,547	$7,090	$438	$12,075
Inflows	161	258	19	438
Outflows	(131)	(339)	(27)	(497)
Market Appreciation	126	531	—	657

Balance at March 31, 2013	$4,703	$7,540	$430	$12,673

AUM increased from December 31, 2012 primarily due to market appreciation in Institutional Asset Management and Wealth Management, partially offset by net outflows in Institutional Asset Management and Private Equity.

Three Months Ended March 31, 2013 versus March 31, 2012

Net Investment Management Revenues were $19.8 million for the three months ended March 31, 2013, compared to $19.0 million for the three months ended March 31, 2012. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 2% from the three months ended March 31, 2012 primarily reflecting an increase in AUM in Wealth Management, which includes our acquisition of Mt. Eden during the fourth quarter of 2012, and higher fees from Private Equity. Fee-based revenues included $0.09 million of revenues from performance fees during the three months ended March 31, 2013 and 2012. Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by unrealized gains on portfolio companies in the U.S. and Mexico, as well as increased gains in Institutional Asset Management. Income from equity method investments decreased from the three months ended March 31, 2012.

Operating Expenses were $20.8 million for the three months ended March 31, 2013, as compared to $19.3 million for the three months ended March 31, 2012, an increase of $1.6 million, or 8%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $13.5 million for the three months ended March 31, 2013, as compared to $12.0 million for the three months ended March 31, 2012, an increase of $1.5 million, or 13%. The increase was due primarily to our acquisition of Mt. Eden during the fourth quarter of 2012 and higher discretionary incentive compensation, consistent with the overall increase in revenues. Non-compensation expenses, as a component of Operating Expenses, were $7.3 million for the three months ended March 31, 2013 and 2012.

Other Expenses of $0.8 million for the three months ended March 31, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $0.7 million and amortization of intangibles of $0.1 million. Other Expenses of $0.6 million for the three months ended March 31, 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $0.5 million and amortization of intangibles of $0.1 million.

Cash Flows

Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our Senior Notes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with certain fees being collected in a period exceeding one year. Management fees from our private equity investment management activities are generally billed in advance but collected at the end of a half year period from billing. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A shares, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. A summary of our operating, investing and financing cash flows is as follows:

	For the Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income (loss)	$8,378	$(5,120)
Non-cash charges	34,799	36,345
Other operating activities	(128,045)	(120,666)

Operating activities	(84,868)	(89,441)
Investing activities	1,783	28,903
Financing activities	(38,609)	(22,464)
Effect of exchange rate changes	(703)	1,299

Net Increase (Decrease) in Cash and Cash Equivalents	(122,397)	(81,703)

Cash and Cash Equivalents
Beginning of Period	259,431	182,905

End of Period	$137,034	$101,202

Three Months Ended March 31, 2013. Cash and Cash Equivalents were $137.0 million at March 31, 2013, a decrease of $122.4 million versus Cash and Cash Equivalents of $259.4 million at December 31, 2012. Operating activities resulted in a net outflow of $84.9 million, primarily related to the payment of 2012 bonus awards. Cash of $1.8 million was provided by investing activities primarily related to net proceeds from maturities and sales of our marketable securities, partially offset by investments purchased and purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $38.6 million, primarily for the payment of dividends, distributions to Partners and treasury stock purchases.

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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. For a further discussion of risks related to our business, refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2012.

We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted.

In October 2012, our Board of Directors authorized the repurchase of up to an additional 5 million Class A Shares and/or LP Units for up to $125.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2013, we repurchased 31,000 shares for $1.2 million pursuant to our repurchase program.

In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2013, we repurchased 752,553 shares for $28.5 million primarily related to minimum tax withholding requirements of share deliveries.

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

Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of March 31, 2013, we were in compliance with all of these covenants.

We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $8.1 million and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.

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

Collateralized Financing Activity at ECB

ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.6 years, as of December 31, 2012, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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

As of March 31, 2013 and December 31, 2012, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	March 31, 2013		December 31, 2012
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$63,972		$120,594
Securities Purchased Under Agreements to Resell	9,313	$9,086	—	$—

Total Assets	73,285		120,594
Liabilities
Securities Sold Under Agreements to Repurchase	(73,325)	$(71,540)	(120,787)	$(121,029)

Net Liabilities	$(40)		$(193)

Risk Measures
Value at Risk	$5		$37

Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(35)		$(212)

Portfolio sensitivity to a 100 basis point decrease in the interest rate	$35		$212

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from this disclosure.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to the private equity funds of $7.2 million and $7.1 million as of March 31, 2013 and December 31, 2012, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds. In April 2013, we agreed to an additional capital commitment of $5.0 million to Trilantic.

We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally includes noncontrolling interests held by the principals of EWM, Atalanta Sosnoff and Trilantic, decreased from $49.7 million as of December 31, 2012 to $49.2 million as of March 31, 2013, as recorded on our Unaudited Condensed Consolidated Statements of Financial Condition. See Note 12 to our unaudited condensed consolidated financial statements for further information.

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

Market and Investment Risk

Institutional Asset Management

We invest in funds managed by EWM and G5. These funds principally hold readily-marketable investment securities. As of March 31, 2013, the fair value of our investments with these products, based on closing prices, was $11.9 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.2 million for the three months ended March 31, 2013.

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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.7 million for the three months ended March 31, 2013.

Exchange Rate Risk

We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil, Canada and Hong Kong which creates foreign exchange rate risk. Their respective functional currencies are the Mexican peso, British pound sterling, Brazilian real, Canadian dollar and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2013, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($0.5) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

Credit Risks

We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of March 31, 2013 and December 31, 2012, total receivables amounted to $78.0 million and $89.1 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the three months ended March 31, 2013 and 2012.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Seed Capital Investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2013, we had Marketable Securities of $34.4 million, of which 41% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+, and 59% were Seed Capital Investments and mutual funds.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

ASU 2011-11 – In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 provides amendments to Accounting Standards Codification (“ASC”) No. 210, “Balance Sheet”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which provides amendments that clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC No. 815, “Derivatives and Hedging”, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions. The amendments in these updates are effective retrospectively for interim and annual periods beginning after January 1, 2013. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

ASU 2013-02 – In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 provides amendments to ASC No. 220, “Comprehensive Income”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about the amounts reclassified out of accumulated other comprehensive income by component, and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

ASU 2013-05 – In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides amendments to ASC No. 830, “Foreign Currency Matters”, which are intended to resolve diversity in practice by clarifying the guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments also clarify the guidance for the release of the cumulative translation adjustment into net income for business combinations achieved in stages involving a foreign entity. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

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

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None

Issuer Purchases of Equity Securities

2013	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1 to January 31	47,839	$31.21	—	5,115,500
February 1 to February 28	698,655	38.51	20,000	5,095,500
March 1 to March 31	37,059	36.04	11,000	5,084,500

Total	783,553	$37.95	31,000	5,084,500

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
(2)	In October 2010, Evercore’s Board authorized the repurchase of up to 2 million shares of Evercore Class A Common Stock and/or LP Units for up to $85.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.
(3)	In October 2012, Evercore’s Board authorized the repurchase of up to an additional 5 million shares of Evercore Class A Common Stock and/or LP Units for up to $125.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013,

are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial

Condition as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for

the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes In Equity for the three months ended March 31, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2013

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013,

are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial

Condition as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for

the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes In Equity for the three months ended March 31, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)