Form 10-Q
period 2013-06-30
Evercore Partners Inc.
filed 2013-08-07
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
001-32975
(Commission File Number)
_____________________________________________________
EVERCORE PARTNERS INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________________

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 East 52 nd Street
38th floor
New York, New York 10055
(Address of principal executive offices)
Registrant’s telephone number: (212) 857-3100
_____________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 31, 2013 was 31,364,881. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 31, 2013 was 42 (excluding 58 shares of Class B common stock held by a subsidiary of the registrant).

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
Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and Cash Equivalents	$147,435	$259,431
Marketable Securities	36,392	36,545
Financial Instruments Owned and Pledged as Collateral at Fair Value	78,887	120,594
Securities Purchased Under Agreements to Resell	3,879	—
Accounts Receivable (net of allowances of $2,087 and $3,886 at June 30, 2013 and December 31, 2012, respectively)	114,243	89,098
Receivable from Employees and Related Parties	9,111	5,166
Deferred Tax Assets - Current	10,769	9,214
Other Current Assets	7,659	6,699
Total Current Assets	408,375	526,747
Investments	108,523	110,897
Deferred Tax Assets - Non-Current	240,840	229,449
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $22,487 and $19,880 at June 30, 2013 and December 31, 2012, respectively)	27,855	29,777
Goodwill	189,033	188,684
Intangible Assets (net of accumulated amortization of $24,051 and $20,002 at June 30, 2013 and December 31, 2012, respectively)	32,764	35,397
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	15,373	14,067
Total Assets	$1,032,963	$1,145,218
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$76,740	$138,187
Accounts Payable and Accrued Expenses	20,968	17,909
Securities Sold Under Agreements to Repurchase	82,930	120,787
Payable to Employees and Related Parties	16,772	12,964
Taxes Payable	8,425	20,304
Other Current Liabilities	15,982	10,755
Total Current Liabilities	221,817	320,906
Notes Payable	102,282	101,375
Amounts Due Pursuant to Tax Receivable Agreements	169,216	165,350
Other Long-term Liabilities	18,990	17,111
Total Liabilities	512,305	604,742
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interest	48,848	49,727
Equity
Evercore Partners Inc. Stockholders’ Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 38,254,013 and 35,040,501 issued at June 30, 2013 and December 31, 2012, respectively, and 30,651,977 and 29,576,986 outstanding at June 30, 2013 and December 31, 2012, respectively)	382	350
Class B, par value $0.01 per share (1,000,000 shares authorized, 42 and 43 issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	—	—
Additional Paid-In-Capital	719,594	654,275
Accumulated Other Comprehensive Income (Loss)	(10,915)	(9,086)
Retained Earnings (Deficit)	(71,846)	(77,079)
Treasury Stock at Cost (7,602,036 and 5,463,515 shares at June 30, 2013 and December 31, 2012, respectively)	(220,997)	(139,954)
Total Evercore Partners Inc. Stockholders’ Equity	416,218	428,506
Noncontrolling Interest	55,592	62,243
Total Equity	471,810	490,749
Total Liabilities and Equity	$1,032,963	$1,145,218

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Investment Banking Revenue	$183,454	$154,426	$314,837	$238,921
Investment Management Revenue	25,738	20,036	47,277	39,800
Other Revenue, Including Interest	1,428	1,593	3,221	3,889
Total Revenues	210,620	176,055	365,335	282,610
Interest Expense	3,174	3,558	6,467	7,315
Net Revenues	207,446	172,497	358,868	275,295
Expenses
Employee Compensation and Benefits	131,793	114,290	233,865	195,017
Occupancy and Equipment Rental	8,238	9,146	16,997	17,391
Professional Fees	9,418	8,272	17,270	15,328
Travel and Related Expenses	8,284	7,648	15,465	14,381
Communications and Information Services	3,424	3,028	6,844	5,816
Depreciation and Amortization	3,661	3,680	7,219	9,042
Special Charges	—	662	—	662
Acquisition and Transition Costs	—	75	58	148
Other Operating Expenses	4,566	4,501	8,144	8,458
Total Expenses	169,384	151,302	305,862	266,243
Income Before Income from Equity Method Investments and Income Taxes	38,062	21,195	53,006	9,052
Income from Equity Method Investments	1,015	719	1,771	3,104
Income Before Income Taxes	39,077	21,914	54,777	12,156
Provision for Income Taxes	17,066	9,773	24,388	5,135
Net Income	22,011	12,141	30,389	7,021
Net Income Attributable to Noncontrolling Interest	5,585	4,207	7,994	2,455
Net Income Attributable to Evercore Partners Inc.	$16,426	$7,934	$22,395	$4,566
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$16,405	$7,913	$22,353	$4,524
Weighted Average Shares of Class A Common Stock Outstanding
Basic	31,811	29,213	31,836	29,169
Diluted	37,501	31,664	37,738	32,106
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
Basic	$0.52	$0.27	$0.70	$0.16
Diluted	$0.44	$0.25	$0.59	$0.14
Dividends Declared per Share of Class A Common Stock	$0.22	$0.20	$0.44	$0.40

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$22,011	$12,141	$30,389	$7,021
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities, net	(662)	(1,041)	(205)	(2)
Foreign Currency Translation Adjustment Gain (Loss), net	(1,698)	(4,314)	(2,179)	8
Other Comprehensive Income (Loss)	(2,360)	(5,355)	(2,384)	6
Comprehensive Income	19,651	6,786	28,005	7,027
Comprehensive Income Attributable to Noncontrolling Interest	5,036	2,536	7,439	2,394
Comprehensive Income Attributable to Evercore Partners Inc.	$14,615	$4,250	$20,566	$4,633

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2013
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2012	35,040,501	$350	$654,275	$(9,086)	$(77,079)	(5,463,515)	$(139,954)	$62,243	$490,749
Net Income	—	—	—	—	22,395	—	—	7,994	30,389
Other Comprehensive Income (Loss)	—	—	—	(1,829)	—	—	—	(555)	(2,384)
Treasury Stock Purchases	—	—	—	—	—	(2,141,121)	(81,108)	—	(81,108)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,326,127	13	9,406	—	—	—	—	(13,187)	(3,768)
Stock-based Compensation Awards	1,887,385	19	55,355	—	—	2,600	65	10,725	66,164
Dividends and Equivalents	—	—	3,041	—	(17,162)	—	—	—	(14,121)
Noncontrolling Interest (Note 12)	—	—	(2,483)	—	—	—	—	(11,628)	(14,111)
Balance at June 30, 2013	38,254,013	$382	$719,594	$(10,915)	$(71,846)	(7,602,036)	$(220,997)	$55,592	$471,810

	For the Six Months Ended June 30, 2012
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2011	31,014,265	$310	$575,122	$(12,058)	$(76,703)	(3,072,958)	$(79,007)	$58,162	$465,826
Net Income	—	—	—	—	4,566	—	—	2,455	7,021
Other Comprehensive Income (Loss)	—	—	—	67	—	—	—	(61)	6
Treasury Stock Purchases	—	—	—	—	—	(1,537,606)	(40,409)	—	(40,409)
Evercore LP Units Converted into Class A Common Stock	314,877	3	1,883	—	—	—	—	(1,185)	701
Stock-based Compensation Awards	1,487,759	15	38,698	—	—	—	—	10,554	49,267
Shares Issued as Consideration for Acquisitions and Investments	—	—	—	—	—	155,333	4,027	—	4,027
Dividends and Equivalents	—	—	2,389	—	(14,067)	—	—	—	(11,678)
Noncontrolling Interest (Note 12)	—	—	790	—	—	—	—	(8,153)	(7,363)
Balance at June 30, 2012	32,816,901	$328	$618,882	$(11,991)	$(86,204)	(4,455,231)	$(115,389)	$61,772	$467,398

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net Income	$30,389	$7,021
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(2,964)	968
Equity Method Investments	4,115	(2,563)
Equity-Based and Other Deferred Compensation	63,802	58,182
Depreciation, Amortization and Accretion	8,126	9,881
Bad Debt Expense	317	566
Deferred Taxes	(3,633)	3,002
Decrease (Increase) in Operating Assets:
Marketable Securities	133	406
Financial Instruments Owned and Pledged as Collateral at Fair Value	42,901	9,111
Securities Purchased Under Agreements to Resell	(4,022)	2,259
Accounts Receivable	(28,910)	(2,496)
Receivable from Employees and Related Parties	(4,920)	1,246
Other Assets	(3,163)	568
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(62,331)	(69,456)
Accounts Payable and Accrued Expenses	2,966	(2,313)
Securities Sold Under Agreements to Repurchase	(38,908)	(11,430)
Payables to Employees and Related Parties	4,213	(351)
Taxes Payable	(11,879)	(1,970)
Other Liabilities	(1,865)	42
Net Cash Provided by (Used in) Operating Activities	(5,633)	2,673
Cash Flows From Investing Activities
Investments Purchased	(1,274)	(870)
Distributions of Private Equity Investments	154	906
Marketable Securities:
Proceeds from Sales and Maturities	23,062	50,360
Purchases	(21,055)	(17,183)
Cash Acquired from Acquisitions	170	—
Change in Restricted Cash	—	2,393
Purchase of Furniture, Equipment and Leasehold Improvements	(1,540)	(9,508)
Net Cash Provided by (Used In) Investing Activities	(483)	26,098
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	2,750	333
Distributions to Noncontrolling Interests	(11,527)	(7,868)
Cash Paid for Deferred and Contingent Consideration	—	(1,000)
Purchase of Evercore LP Units and Treasury Stock	(87,875)	(40,550)
Excess Tax Benefits Associated with Equity-Based Awards	6,581	1,033
Dividends—Class A Stockholders	(14,121)	(11,678)
Other	—	(78)
Net Cash Provided by (Used in) Financing Activities	(104,192)	(59,808)
Effect of Exchange Rate Changes on Cash	(1,688)	(1,200)
Net Increase (Decrease) in Cash and Cash Equivalents	(111,996)	(32,237)
Cash and Cash Equivalents-Beginning of Period	259,431	182,905
Cash and Cash Equivalents-End of Period	$147,435	$150,668

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$5,616	$6,527
Payments for Income Taxes	$33,986	$5,046
Furniture, Equipment and Leasehold Improvements Accrued	$637	$943
Decrease in Fair Value of Redeemable Noncontrolling Interest	$921	$1,303
Dividend Equivalents Issued	$3,041	$2,389
Notes Exchanged for Equity in Subsidiary	$1,042	$—
Settlement of Contingent Consideration	$1,000	$—
Receipt of Marketable Securities in Settlement of Accounts Receivable	$1,772	$—
Commitment to Purchase Noncontrolling Interest	$7,890	$—

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
ASU 2013-08 – In June 2013, the FASB issued ASU No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 provides amendments to ASC No. 946, “Financial Services -

Investment Companies”, which modify the guidance for the assessment of whether an entity is an investment company and provide additional implementation guidance for the assessment. The amendments also require fair value measurement rather than equity method accounting for noncontrolling ownership interests in other investment companies, and require additional disclosures about an entity's status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption prohibited. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.
ASU 2013-11 – In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides amendments to ASC No. 740, “Income Taxes”, which clarify the guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption prohibited. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

Note 4 – Acquisition and Transition Costs, Intangible Asset Amortization and Special Charges
Acquisition and Transition Costs
The Company recognized $58 for the six months ended June 30, 2013 and $75 and $148 for the three and six months ended June 30, 2012, respectively, as Acquisition and Transition Costs incurred in connection with recent acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $204 and $408 for the three and six months ended June 30, 2013, respectively, and $594 and $3,043 for the three and six months ended June 30, 2012, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $1,851 and $3,641 for the three and six months ended June 30, 2013, respectively, and $1,674 and $3,349 for the three and six months ended June 30, 2012, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. See Note 8 for Goodwill and Intangible assets acquired as a result of the Company’s consolidation of Evercore Pan-Asset Capital Management ("Pan").
Special Charges
The Company recognized costs of $662 for the three and six months ended June 30, 2012, as Special Charges incurred in connection with exiting facilities in the UK.

Note 5 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $4,983 and $7,135 for the three and six months ended June 30, 2013, respectively, and $993 and $1,987 for the three and six months ended June 30, 2012, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $10,750 for the six months ended June 30, 2013.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes receivables from certain employees of $4,017 and $1,546 as of June 30, 2013 and December 31, 2012, respectively.

Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$12,662	$608	$23	$13,247	$10,172	$1,428	$20	$11,580
Debt Securities Carried by EGL	14,762	55	36	14,781	13,522	97	—	13,619
Mutual Funds	7,742	716	94	8,364	10,946	412	12	11,346
Total	$35,166	$1,379	$153	$36,392	$34,640	$1,937	$32	$36,545

Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$409	$410	$658	$659
Due after one year through five years	1,894	1,902	1,415	1,437
Due after five years through 10 years	600	601	347	346
Total	$2,903	$2,913	$2,420	$2,442

Securities Investments
Securities Investments include seed capital and other equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had realized gains (losses) of ($286) and ($189) for the three and six months ended June 30, 2013, respectively, and ($15) and ($18) for the three and six months ended June 30, 2012, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($122) and ($133) for the three and six months ended June 30, 2013, respectively, and ($150) and ($406) for the three and six months ended June 30, 2012, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($136) and $461 for the three and six months ended June 30, 2013, respectively, and ($130) and $454 for the three and six months ended June 30, 2012, respectively.

Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 1.9 years, as of June 30, 2013, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
As of June 30, 2013 and December 31, 2012, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions is as follows:

	June 30, 2013		December 31, 2012
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$78,887		$120,594
Securities Purchased Under Agreements to Resell	3,879	$3,900	—	$—
Total Assets	$82,766		$120,594
Liabilities
Securities Sold Under Agreements to Repurchase	$(82,930)	$(83,060)	$(120,787)	$(121,029)

Note 8 – Investments
The Company’s investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in private equity partnerships and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on the private equity investments are included within Investment Management Revenue. The Company’s share of earnings (losses) on the investments in G5, ABS Investment Management, LLC (“ABS”) and Pan (consolidated on March 15, 2013) are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
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
On June 4, 2013, the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, Consolidation, and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, this event had no impact on the assets and liabilities of the Company. EMP III had assets of $3,663 and liabilities of $259, included in the Company's Unaudited Condensed Consolidated Statement of Financial Condition at June 30, 2013. The assets retained by EMP III are for the benefit of the interest holders of EMP III.
In June 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by EMP III, of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At June 30, 2013, unfunded commitments of EMP III were $7,375, including $686 due from the Company.
A summary of the Company’s investment in the private equity funds as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
ECP II	$3,332	$3,793
Discovery Fund	4,594	3,060
EMCP II	11,474	10,400
EMCP III	3,419	1,696
CSI Capital	3,210	3,056
Trilantic IV	4,677	4,573
Total Private Equity Funds	$30,706	$26,578

Net realized and unrealized gains (losses) on private equity fund investments, including performance fees, were $2,073 and $2,550 for the three and six months ended June 30, 2013, respectively, and ($301) and ($608) for the three and six months ended June 30, 2012, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2013, the Company had $2,701 of previously received carried interest that may be subject to repayment.
Trilantic Capital Partners
In 2010, the Company made an investment in Trilantic Capital Partners (“Trilantic”). See Note 12 for further information. This investment had a balance of $14,999 as of June 30, 2013 and December 31, 2012.
Equity Method Investments
A summary of the Company’s other equity investments as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
G5	$18,886	$19,720
ABS	43,932	46,851
Pan	—	2,749
Total	$62,818	$69,320

G5
In 2010, the Company made an equity method investment in G5. At June 30, 2013, the Company’s economic ownership interest in G5 was 49%. This investment resulted in earnings (losses) of $247 and $184 for the three and six months ended June 30, 2013, respectively, and ($93) and $1,270 for the three and six months ended June 30, 2012, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
ABS
In 2011, the Company made an equity method investment in ABS. At June 30, 2013, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $768 and $1,642 for the three and six months ended June 30, 2013, respectively, and $912 and $1,622 for the three and six months ended June 30, 2012, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

Pan
In 2008, the Company made an equity method investment of $4,158 in Pan. This investment resulted in earnings (losses) of ($55) for the six months ended June 30, 2013, and ($100) and $212 for the three and six months ended June 30, 2012, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
In 2011 and 2012, the Company concluded that Pan was a VIE, and that the Company was not the primary beneficiary of the VIE. On March 15, 2013, the Company exchanged its notes receivable from Pan for additional common equity, increasing its common equity ownership interest to 68%, from 50%. The Company viewed this transaction as a reconsideration event and concluded that, as a result, it had become the primary beneficiary of Pan, and therefore consolidated Pan in the Company's unaudited condensed consolidated financial statements as of that date. The Company determined that it was the primary beneficiary of Pan because it possessed the power to significantly impact the economic performance of Pan and maintained the obligation to absorb losses of Pan, which could be potentially significant, or the right to receive benefits from Pan, that could be potentially significant. The assets retained by Pan are not generally available to the Company and the liabilities are generally non-recourse to the Company. The Company recorded assets of $702 and liabilities of $518 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2013 as a result of the consolidation. The consolidation also resulted in goodwill of $3,020 and intangible assets relating to client relationships of $1,440, recognized in the Investment Management Segment. The intangible assets are being amortized over an estimated useful life of seven years.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $647 and $1,294 for the three and six months ended June 30, 2013, respectively, and $649 and $1,396 for the three and six months ended June 30, 2012, respectively.

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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at June 30, 2013 and December 31, 2012 are based on quoted market prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$33,781	$—	$33,781
Securities Investments (1)	14,465	4,782	—	19,247
Mutual Funds	8,364	—	—	8,364
Financial Instruments Owned and Pledged as Collateral at Fair Value	78,887	—	—	78,887
Total Assets Measured At Fair Value	$101,716	$38,563	$—	$140,279

	December 31, 2012
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$38,482	$—	$38,482
Securities Investments	9,138	2,442	—	11,580
Mutual Funds	11,346	—	—	11,346
Financial Instruments Owned and Pledged as Collateral at Fair Value	120,594	—	—	120,594
Total Assets Measured At Fair Value	$141,078	$40,924	$—	$182,002

(1)
Includes $25,000 and $24,863 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, respectively.

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
The Company had no transfers between fair value levels during the three and six months ended June 30, 2013 or the year ended December 31, 2012.
The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition are listed in the tables below.

		June 30, 2013
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$122,435	$122,435	$—	$—	$122,435
Securities Purchased Under Agreements to Resell	3,879	—	3,879	—	3,879
Accounts Receivable	114,243	—	114,243	—	114,243
Receivable from Employees and Related Parties	9,111	—	9,111	—	9,111
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$20,968	$—	$20,968	$—	$20,968
Securities Sold Under Agreements to Repurchase	82,930	—	82,930	—	82,930
Payable to Employees and Related Parties	16,772	—	16,772	—	16,772
Notes Payable	102,282	—	128,381	—	128,381

		December 31, 2012
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$234,568	$234,568	$—	$—	$234,568
Accounts Receivable	89,098	—	89,098	—	89,098
Receivable from Employees and Related Parties	5,166	—	5,166	—	5,166
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$17,909	$—	$17,909	$—	$17,909
Securities Sold Under Agreements to Repurchase	120,787	—	120,787	—	120,787
Payable to Employees and Related Parties	12,964	—	12,964	—	12,964
Notes Payable	101,375	—	136,860	—	136,860

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

Note 11 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on July 23, 2013, a quarterly cash dividend of $0.22 per share, to the holders of Class A Shares as of August 30, 2013, which will be paid on September 13, 2013. During the six months ended June 30, 2013, the Company declared and paid dividends of $0.44 per share, totaling $14,121.
Treasury Stock – During the six months ended June 30, 2013, the Company purchased 843 Class A Shares primarily from employees at values ranging from $22.24 to $43.18 per share primarily for the net settlement of stock-based compensation awards and 1,298 Class A Shares at market values ranging from $36.00 to $41.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $81,108 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2013.
LP Units – During the six months ended June 30, 2013, 1,326 Evercore LP partnership units (“LP Units”) were exchanged for Class A Shares (including 983 LP Units which were exchanged on December 31, 2012, where settlement did not occur until January 2013), resulting in an increase to Common Stock and Additional Paid-In-Capital of $13 and $8,063, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2013.
In June 2013, the Company purchased 185 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $5,893 and a net increase to Additional Paid-In-Capital of $1,343, inclusive of the step-up in basis for the assets of Evercore LP, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2013.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2013, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($1,519) and ($9,396), respectively.
Other Revenue, Including Interest, and the Provision for Income Taxes on the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2013 includes ($1,683) and ($573), respectively, reclassified from Accumulated Other Comprehensive Income (Loss) related to the recognition of a cumulative foreign exchange translation loss as a result of the consolidation of Pan.

Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 16% interest in Evercore LP, a 28% interest in ECB, a 49% interest in Evercore Wealth Management, LLC (“EWM”), a 34% equity interest in Atalanta Sosnoff Capital L.L.C. (“Atalanta Sosnoff”), a 38% interest in Institutional Equities, a 14% interest in Evercore Trust Company, N.A. (“ETC”), a 32% interest in Pan and other private equity partnerships, not owned by the

Company at June 30, 2013. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and ETC have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the six months ended June 30, 2013 and 2012 were as follows:

	For the Six Months Ended June 30,
	2013	2012
Beginning balance	$62,243	$58,162
Comprehensive income (loss)
Operating income	7,994	2,455
Other comprehensive income (loss)	(555)	(61)
Total comprehensive income	7,439	2,394
Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(13,187)	(1,185)
Amortization and Vesting of LP Units	10,725	10,554
Distributions to Noncontrolling Interests	(10,953)	(7,868)
Fair value of Noncontrolling Interest in Pan	774	—
Issuance of Noncontrolling Interest	3,080	333
Purchase of Noncontrolling Interest	(4,529)	—
Other	—	(618)
Total other items	(14,090)	1,216
Ending balance	$55,592	$61,772

Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities, net, of ($156) and ($39) for the three and six months ended June 30, 2013, respectively, and ($341) and ($29) for the three and six months ended June 30, 2012, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($393) and ($516) for the three and six months ended June 30, 2013, respectively, and ($1,330) and ($32) for the three and six months ended June 30, 2012, respectively.
Pursuant to the strategic alliance with Trilantic, Evercore LP issued 500 LP Units with a minimum redemption value of $16,500 on December 31, 2014 in exchange for the issuance of certain limited partnership interests in Trilantic. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $21 and $42 for the three and six months ended June 30, 2013 and 2012, respectively.
In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $3,997 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2013 and December 31, 2012.
EWM has issued capital interests to certain employees which may be redeemable for cash at fair value at certain points in the future. Accordingly, these interests have been reflected at their fair value of $28,478 and $29,399 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2013 and December 31, 2012, respectively.
During the three months ended June 30, 2013, the Company also had an issuance of noncontrolling interest related to EMP III. See Note 8 for further information.
During the three months ended June 30, 2013, the Company entered into a commitment to purchase, at fair value, all of the noncontrolling interest in ETC for $7,890. This purchase was settled on July 19, 2013.

Note 13 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three and six months ended June 30, 2013 and 2012 are described and presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc.	$16,426	$7,934	$22,395	$4,566
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 12)	(21)	(21)	(42)	(42)
Net income attributable to Evercore Partners Inc. common shareholders	16,405	7,913	22,353	4,524
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	31,811	29,213	31,836	29,169
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.52	$0.27	$0.70	$0.16
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$16,405	$7,913	$22,353	$4,524
Noncontrolling interest related to the assumed exchange of LP Units for Class A common shares	(a)	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)	(a)
Diluted net income attributable to Class A common shareholders	$16,405	$7,913	$22,353	$4,524
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	31,811	29,213	31,836	29,169
Assumed exchange of LP Units for Class A common shares	(a)	(a)	(a)	(a)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	3,332	1,818	3,551	2,012
Assumed conversion of Warrants issued	2,358	633	2,351	925
Diluted weighted average shares of Class A common stock outstanding	37,501	31,664	37,738	32,106
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.44	$0.25	$0.59	$0.14

(a)
During the three and six months ended June 30, 2013 and 2012, the LP Units (which represent the right to receive Class A Shares upon exchange) were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,680 and 6,734 for the three and six months ended June 30, 2013, respectively, and 9,000 and 9,068 for the three and six months ended June 30, 2012, respectively.

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

Note 14 – Share-Based and Other Deferred Compensation
During the six months ended June 30, 2013, the Company granted employees 2,193 Service-based Awards. These awards had grant date fair values ranging from $26.60 to $43.26 per share. During the six months ended June 30, 2013, 1,870 Service-based Awards vested and 44 Service-based Awards were forfeited.

During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in deferred cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. Compensation expense related to this deferred compensation program was $838 and $1,829 for the three and six months ended June 30, 2013, respectively, and $1,281 and $2,265 for the three and six months ended June 30, 2012, respectively.
Compensation expense related to Service-based Awards, excluding compensation costs related to the amortization of the LP Units, was $20,634 and $41,227 for the three and six months ended June 30, 2013, respectively, and $16,038 and $30,699 for the three and six months ended June 30, 2012, respectively. Compensation expense related to amortization of the LP Units was $4,813 and $10,423 for the three and six months ended June 30, 2013, respectively, and $5,069 and $9,828 for the three and six months ended June 30, 2012, respectively. Compensation expense related to acquisition-related awards and deferred cash consideration was $3,618 and $1,214, respectively, for the three months ended June 30, 2013, and $7,226 and $2,263, respectively, for the six months ended June 30, 2013. Compensation expense related to acquisition-related awards and deferred cash consideration was $4,379 and $1,751, respectively, for the three months ended June 30, 2012, and $10,632 and $4,621, respectively, for the six months ended June 30, 2012.
During the second quarter of 2013, the Company's stockholders approved the amended and restated 2006 Evercore Partners Inc. Stock Incentive Plan. The amended and restated plan, among other things, authorizes an additional 5,000 shares of the Company's Class A Shares.
On July 23, 2013, the Company's board approved the Long-term Incentive Plan, which provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A shares, at the Company's discretion, in the two years following the performance period, to Senior Managing Directors employed by the Company at the time of payment (subject to retirement eligibility requirements).

Note 15 – Commitments and Contingencies
For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $5,981 and $11,891 for the three and six months ended June 30, 2013, respectively, and $5,862 and $11,347 for the three and six months ended June 30, 2012, respectively.
Other Commitments – As of June 30, 2013, the Company has unfunded commitments for capital contributions of $10,830 to the private equity funds, which includes an additional $5,000 capital commitment to Trilantic that the Company agreed to in April 2013. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
On June 27, 2013, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, obtained a line of credit from First Republic Bank in an aggregate principal amount of up to $25,000, to be used for working capital and other corporate activities.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of Evercore Group L.L.C. Drawings under the facility bear interest at the prime rate as published in The Wall Street Journal. The facility matures on June 27, 2014, and may be renewed or extended. There have been no monies drawn on this facility as of June 30, 2013.
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

Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In the second quarter of 2013, the Company made the election to compute its minimum net capital requirement in accordance with the Alternative Net Capital Requirement, as permitted by Rule 15c3-1. Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of June 30, 2013 and December 31, 2012 was $26,251 and $31,281, respectively, which exceeded the minimum net capital requirement by $26,001 and $27,871, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2013.
ETC, which is limited to fiduciary activities, is regulated by the OCC and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of June 30, 2013.

Note 17 – Income Taxes
The Company’s Provision for Income Taxes was $17,066 and $24,388 for the three and six months ended June 30, 2013, respectively, and $9,773 and $5,135 for the three and six months ended June 30, 2012, respectively. The effective tax rate was 44% and 45% for the three and six months ended June 30, 2013, respectively, and 45% and 42% for the three and six months ended June 30, 2012, respectively. The effective tax rate for 2013 and 2012 reflects the effect of certain nondeductible expenses, including the vesting of LP Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
The Company reported an increase in deferred tax assets of $77 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $1,152 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2013.
As of June 30, 2013, the Company had unrecognized tax benefits of $526, $474 of which, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company recognized approximately $17 and $115 of interest and penalties during the three and six months ended June 30, 2013, respectively. The Company has approximately $132 accrued for the payment of interest and penalties as of June 30, 2013.
The Company consolidated Pan on March 15, 2013. Pan contributed an additional $1,360 in deferred tax assets to the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2013, with a 100% valuation allowance against these deferred tax assets. See Note 8 for further information.

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
The Company’s segment information for the three and six months ended June 30, 2013 and 2012 is prepared using the following methodology:

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
Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) the amortization of intangible assets associated with certain acquisitions, c) special charges incurred in connection with exiting facilities in the UK and d) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees.
The Company evaluates segment results based on net revenue and pre-tax income, both including and excluding the impact of the Other Expenses.
No clients accounted for more than 10% of the Company’s consolidated Net Revenues for the three and six months ended June 30, 2013.
The following information provides a reasonable representation of each segment’s contribution.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Investment Banking
Net Revenues (1)	$182,605	$153,164	$314,201	$236,949
Operating Expenses	138,389	118,683	243,455	197,659
Other Expenses (2)	9,456	11,898	19,311	28,005
Operating Income	34,760	22,583	51,435	11,285
Income (Loss) from Equity Method Investments	290	(33)	460	1,595
Pre-Tax Income	$35,050	$22,550	$51,895	$12,880
Identifiable Segment Assets	$562,690	$486,481	$562,690	$486,481
Investment Management
Net Revenues (1)	$24,841	$19,333	$44,667	$38,346
Operating Expenses	20,943	20,065	41,750	39,315
Other Expenses (2)	596	656	1,346	1,264
Operating Income (Loss)	3,302	(1,388)	1,571	(2,233)
Income from Equity Method Investments	725	752	1,311	1,509
Pre-Tax Income (Loss)	$4,027	$(636)	$2,882	$(724)
Identifiable Segment Assets	$470,273	$487,377	$470,273	$487,377
Total
Net Revenues (1)	$207,446	$172,497	$358,868	$275,295
Operating Expenses	159,332	138,748	285,205	236,974
Other Expenses (2)	10,052	12,554	20,657	29,269
Operating Income	38,062	21,195	53,006	9,052
Income from Equity Method Investments	1,015	719	1,771	3,104
Pre-Tax Income	$39,077	$21,914	$54,777	$12,156
Identifiable Segment Assets	$1,032,963	$973,858	$1,032,963	$973,858

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Investment Banking (A)	$(849)	$(1,262)	$(636)	$(1,972)
Investment Management (B)	(897)	(703)	(2,610)	(1,454)
Total Other Revenue, net	$(1,746)	$(1,965)	$(3,246)	$(3,426)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,095 and $2,183 for the three and six months ended June 30, 2013, respectively, and $1,075 and $2,145 for the three and six months ended June 30, 2012, respectively.

(B)
Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $924 and $1,843 for the three and six months ended June 30, 2013, respectively, and $909 and $1,813 for the three and six months ended June 30, 2012, respectively.

(2)	Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,300	$4,495	$9,209	$8,711
Acquisition Related Compensation Charges	5,156	6,352	10,102	15,997
Special Charges	—	662	—	662
Intangible Asset Amortization	—	389	—	2,635
Total Investment Banking	9,456	11,898	19,311	28,005
Investment Management
Amortization of LP Units and Certain Other Awards	514	574	1,182	1,100
Intangible Asset Amortization	82	82	164	164
Total Investment Management	596	656	1,346	1,264
Total Other Expenses	$10,052	$12,554	$20,657	$29,269

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net Revenues: (1)
United States	$157,595	$131,406	$248,451	$201,067
Europe and Other	36,146	35,309	75,617	59,631
Latin America	15,451	7,747	38,046	18,023
Total	$209,192	$174,462	$362,114	$278,721

(1)	Excludes Other Revenue and Interest Expense.
The substantial majority of the Company’s long-lived assets are located in the United States and the United Kingdom.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Other Expenses
Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) the amortization of intangible assets associated with certain acquisitions, c) special charges incurred in connection with exiting facilities in the UK and d) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees.

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

Results of Operations
The following is a discussion of our results from operations for the three and six months ended June 30, 2013 and 2012. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.
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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$183,454	$154,426	19%	$314,837	$238,921	32%
Investment Management Revenue	25,738	20,036	28%	47,277	39,800	19%
Other Revenue	1,428	1,593	(10%)	3,221	3,889	(17%)
Total Revenues	210,620	176,055	20%	365,335	282,610	29%
Interest Expense	3,174	3,558	(11%)	6,467	7,315	(12%)
Net Revenues	207,446	172,497	20%	358,868	275,295	30%
Expenses
Operating Expenses	159,332	138,748	15%	285,205	236,974	20%
Other Expenses	10,052	12,554	(20%)	20,657	29,269	(29%)
Total Expenses	169,384	151,302	12%	305,862	266,243	15%
Income Before Income from Equity Method Investments and Income Taxes	38,062	21,195	80%	53,006	9,052	486%
Income from Equity Method Investments	1,015	719	41%	1,771	3,104	(43%)
Income Before Income Taxes	39,077	21,914	78%	54,777	12,156	351%
Provision for Income Taxes	17,066	9,773	75%	24,388	5,135	375%
Net Income	22,011	12,141	81%	30,389	7,021	333%
Net Income Attributable to Noncontrolling Interest	5,585	4,207	33%	7,994	2,455	226%
Net Income Attributable to Evercore Partners Inc.	$16,426	$7,934	107%	$22,395	$4,566	390%
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.44	$0.25	76%	$0.59	$0.14	321%

As of June 30, 2013 and 2012 we employed approximately 970 and 850 people, respectively, worldwide.
Three Months Ended June 30, 2013 versus June 30, 2012
Net Revenues were $207.4 million for the three months ended June 30, 2013, an increase of $34.9 million, or 20%, versus Net Revenues of $172.5 million for the three months ended June 30, 2012. Investment Banking Revenue increased 19% and Investment Management Revenue increased 28% compared to the three months ended June 30, 2012. See the segment discussion below for further information. Other Revenue for the three months ended June 30, 2013 was lower than for the three months ended June 30, 2012 primarily as a result of lower gains on our Marketable Securities portfolios. Net Revenues include interest expense on our Senior Notes.
Total Operating Expenses were $159.3 million for the three months ended June 30, 2013 as compared to $138.7 million for the three months ended June 30, 2012, a 15% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $121.8 million for the three months ended June 30, 2013, an increase of $19.0 million, or 19%, versus expense of $102.8 million for the three months ended June 30, 2012. The increase was primarily due to higher discretionary incentive compensation, consistent with the overall increase in revenues, the expansion of our existing businesses and increased share-based compensation costs. Non-compensation expenses as a component of Operating Expenses were $37.5 million for the three months ended June 30, 2013, an increase of $1.5 million, or 4%, over non-compensation operating expenses of $36.0 million for the three months ended June 30, 2012. Non-compensation operating expenses increased compared to the three months ended June 30, 2012 primarily as a result of the expansion of our existing businesses.
Total Other Expenses of $10.1 million for the three months ended June 30, 2013 related to compensation costs associated with the vesting of LP Units and certain other awards of $4.8 million, acquisition related compensation costs of $5.2 million and amortization of intangibles of $0.1 million. Total Other Expenses of $12.6 million for the three months ended June 30, 2012 related to compensation costs associated with the vesting of LP Units and certain other awards of $5.1 million, acquisition related compensation costs of $6.4 million, special charges of $0.7 million and amortization of intangibles of $0.5 million.

As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64% for the three months ended June 30, 2013, compared to 66% for the three months ended June 30, 2012.
Income from Equity Method Investments was $1.0 million for the three months ended June 30, 2013, as compared to $0.7 million for the three months ended June 30, 2012. The increase was primarily a result of an increase in earnings from G5, partially offset by a decrease in earnings from ABS.
The provision for income taxes for the three months ended June 30, 2013 was $17.1 million, which reflected an effective tax rate of 44%. The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units and other adjustments. The provision for income taxes for the three months ended June 30, 2012 was $9.8 million, which reflected an effective tax rate of 45%. The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units.
Noncontrolling Interest was $5.6 million for the three months ended June 30, 2013 compared to $4.2 million for the three months ended June 30, 2012.
Six Months Ended June 30, 2013 versus June 30, 2012
Net Revenues were $358.9 million for the six months ended June 30, 2013, an increase of $83.6 million, or 30%, versus Net Revenues of $275.3 million for the six months ended June 30, 2012. Investment Banking Revenue increased 32% and Investment Management Revenue increased 19% compared to the six months ended June 30, 2012. See the segment discussion below for further information. Other Revenue for the six months ended June 30, 2013 was lower than for the six months ended June 30, 2012 primarily as a result of losses related to the consolidation of Pan, which were partially offset by relatively higher gains on our Marketable Securities portfolios. Net Revenues include interest expense on our Senior Notes.

Total Operating Expenses were $285.2 million for the six months ended June 30, 2013 as compared to $237.0 million for the six months ended June 30, 2012, a 20% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $213.4 million for the six months ended June 30, 2013, an increase of $44.2 million, or 26%, versus expense of $169.2 million for the six months ended June 30, 2012. The increase was primarily due to higher discretionary incentive compensation, consistent with the overall increase in revenues, the expansion of our existing businesses and increased share-based compensation costs. Non-compensation expenses as a component of Operating Expenses were $71.8 million for the six months ended June 30, 2013, an increase of $4.1 million, or 6%, over non-compensation operating expenses of $67.7 million for the six months ended June 30, 2012. Non-compensation operating expenses increased compared to the six months ended June 30, 2012 primarily as a result of the expansion of our existing businesses.
Total Other Expenses of $20.7 million for the six months ended June 30, 2013 related to compensation costs associated with the vesting of LP Units and certain other awards of $10.4 million, acquisition related compensation costs of $10.1 million and amortization of intangibles of $0.2 million. Total Other Expenses of $29.3 million for the six months ended June 30, 2012 related to compensation costs associated with the vesting of LP Units and certain other awards of $9.8 million, acquisition related compensation costs of $16.0 million, special charges of $0.7 million and amortization of intangibles of $2.8 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 65% for the six months ended June 30, 2013, compared to 71% for the six months ended June 30, 2012.

Income from Equity Method Investments was $1.8 million for the six months ended June 30, 2013, as compared to $3.1 million for the six months ended June 30, 2012. The decrease was primarily a result of a decrease in earnings from G5.

The provision for income taxes for the six months ended June 30, 2013 was $24.4 million, which reflected an effective tax rate of 45%.  The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units and other adjustments. The provision for income taxes for the six months ended June 30, 2012 was $5.1 million, which reflected an effective tax rate of 42%.  The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units.

Noncontrolling Interest was $8.0 million for the six months ended June 30, 2013 compared to $2.5 million for the six months ended June 30, 2012.

Impairment of Assets
During the second quarter of 2013, there were no material changes in the facts and assumptions related to the November 30, 2012 impairment assessment that would have caused the Company to reach a different conclusion. As such, the Company considered the criteria required by ASC 350, “Goodwill and Other Intangible Assets”, and ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and concluded that there were no triggering events during the second quarter of 2013 that would have required a Step 1 impairment assessment.
Business Segments
The following data presents revenue, expenses and contributions by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue (1)	$183,454	$154,426	19%	$314,837	$238,921	32%
Other Revenue, net (2)	(849)	(1,262)	33%	(636)	(1,972)	68%
Net Revenues	182,605	153,164	19%	314,201	236,949	33%
Expenses
Operating Expenses	138,389	118,683	17%	243,455	197,659	23%
Other Expenses	9,456	11,898	(21%)	19,311	28,005	(31%)
Total Expenses	147,845	130,581	13%	262,766	225,664	16%
Operating Income (3)	34,760	22,583	54%	51,435	11,285	356%
Income (Loss) from Equity Method Investments	290	(33)	NM	460	1,595	(71%)
Pre-Tax Income	$35,050	$22,550	55%	$51,895	$12,880	303%

(1)
Includes client related expenses of $3.7 million and $6.2 million for the three and six months ended June 30, 2013, respectively, and $3.0 million and $4.5 million for the three and six months ended June 30, 2012, respectively.

(2)
Includes interest expense on the Senior Notes of $1.1 million and $2.2 million for the three and six months ended June 30, 2013, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2012, respectively.

(3)
Includes Noncontrolling Interest of $0.2 million and $0.6 million for the three and six months ended June 30, 2013, respectively, and $0.02 million and ($0.3) million for the three and six months ended June 30, 2012, respectively.

For the three months ended June 30, 2013, the level of North American and Global announced and completed M&A activity was lower versus the three months ended June 30, 2012, as evidenced by the following industry statistics regarding the volume of transactions:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$220	$221	—%	$465	$397	17%
Value of North American M&A Deals Completed	$221	$287	(23%)	$475	$477	—%
Value of Global M&A Deals Announced	$490	$643	(24%)	$978	$1,117	(12%)
Value of Global M&A Deals Completed	$474	$568	(17%)	$989	$973	2%
Evercore Statistics **
Total Number of Fee Paying Advisory Clients	157	137	15%	214	165	30%
Investment Banking Fees of at Least $1 million from Advisory Clients	38	30	27%	64	50	28%

*	Source: Thomson Reuters July 1, 2013

**	Includes revenue generating clients only
Investment Banking Results of Operations
Three Months Ended June 30, 2013 versus June 30, 2012
Net Investment Banking Revenues were $182.6 million for the three months ended June 30, 2013 compared to $153.2 million for the three months ended June 30, 2012, which represented an increase of 19%. We earned advisory fees from 157 clients and fees in excess of $1.0 million from 38 transactions during the three months ended June 30, 2013, compared to advisory fees from 137 clients and fees in excess of $1.0 million from 30 transactions during the three months ended June 30, 2012. The increase in revenues from the three months ended June 30, 2012 reflects the expansion of our existing businesses, including the addition of Senior Managing Directors, and a higher number of fee paying clients and large fees. Investment Banking Revenues for the three months ended June 30, 2013 included $7.5 million and $7.2 million of commissions and underwriting revenues, respectively, compared to $5.1 million and $2.5 million, respectively, for the three months ended June 30, 2012.
Operating Expenses were $138.4 million for the three months ended June 30, 2013, as compared to $118.7 million for the three months ended June 30, 2012, an increase of $19.7 million, or 17%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $108.0 million for the three months ended June 30, 2013, as compared to $89.8 million for the three months ended June 30, 2012, an increase of $18.2 million, or 20%. The increase was primarily due to higher discretionary incentive compensation, consistent with the overall increase in revenues, the expansion of our existing businesses and increased share-based compensation costs. Non-compensation expenses, as a component of Operating Expenses, were $30.4 million for the three months ended June 30, 2013, as compared to $28.9 million for the three months ended June 30, 2012, an increase of $1.5 million, or 5%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business. The increase in Investment Banking headcount has also led directly and indirectly to cost increases relating to travel, professional and regulatory fees.
Other Expenses of $9.5 million for the three months ended June 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $4.3 million and acquisition related compensation costs of $5.2 million. Other Expenses of $11.9 million for the three months ended June 30, 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $4.5 million, acquisition related compensation costs of $6.4 million, special charges of $0.7 million and amortization of intangibles of $0.4 million.
Six Months Ended June 30, 2013 versus June 30, 2012
Net Investment Banking Revenues were $314.2 million for the six months ended June 30, 2013 compared to $236.9 million for the six months ended June 30, 2012, which represented an increase of 33%. We earned advisory fees from 214 clients and fees in excess of $1.0 million from 64 transactions during the six months ended June 30, 2013, compared to advisory fees from 165 clients and fees in excess of $1.0 million from 50 transactions during the six months ended June 30,

2012. The increase in revenues from the six months ended June 30, 2012 reflects the expansion of our existing businesses, including the addition of Senior Managing Directors, and a higher number of fee paying clients and large fees. Investment Banking Revenues for the six months ended June 30, 2013 included $14.6 million and $18.0 million of commissions and underwriting revenues, respectively, compared to $9.3 million and $5.8 million, respectively, for the six months ended June 30, 2012.

Operating Expenses were $243.5 million for the six months ended June 30, 2013, as compared to $197.7 million for the six months ended June 30, 2012, an increase of $45.8 million, or 23%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $186.0 million for the six months ended June 30, 2013, as compared to $144.3 million for the six months ended June 30, 2012, an increase of $41.7 million, or 29%. The increase was primarily due to higher discretionary incentive compensation, consistent with the overall increase in revenues, the expansion of our existing businesses and increased share-based compensation costs. Non-compensation expenses, as a component of Operating Expenses, were $57.4 million for the six months ended June 30, 2013, as compared to $53.4 million for the six months ended June 30, 2012, an increase of $4.0 million, or 8%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business. The increase in Investment Banking headcount has also led directly and indirectly to cost increases relating to travel, professional and regulatory fees.
Other Expenses of $19.3 million for the six months ended June 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $9.2 million and acquisition related compensation costs of $10.1 million. Other Expenses of $28.0 million for the six months ended June 30, 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $8.7 million, acquisition related compensation costs of $16.0 million, special charges of $0.7 million and amortization of intangibles of $2.6 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$7,214	$4,906	47%	$13,865	$9,431	47%
Institutional Asset Management	11,174	12,504	(11%)	21,589	25,103	(14%)
Private Equity	3,733	1,810	106%	5,924	3,545	67%
Total Investment Advisory and Management Fees	22,121	19,220	15%	41,378	38,079	9%
Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,544	1,117	38%	3,349	2,329	44%
Private Equity	2,073	(301)	NM	2,550	(608)	NM
Total Realized and Unrealized Gains	3,617	816	343%	5,899	1,721	243%
Investment Management Revenue (1)	25,738	20,036	28%	47,277	39,800	19%
Other Revenue, net (2)	(897)	(703)	(28%)	(2,610)	(1,454)	(80%)
Net Investment Management Revenues	24,841	19,333	28%	44,667	38,346	16%
Expenses
Operating Expenses	20,943	20,065	4%	41,750	39,315	6%
Other Expenses	596	656	(9%)	1,346	1,264	6%
Total Expenses	21,539	20,721	4%	43,096	40,579	6%
Operating Income (Loss) (3)	3,302	(1,388)	NM	1,571	(2,233)	NM
Income from Equity Method Investments (4)	725	752	(4%)	1,311	1,509	(13%)
Pre-Tax Income (Loss)	$4,027	$(636)	NM	$2,882	$(724)	NM

(1)
Includes transaction-related client reimbursements of $0.01 million and $0.05 million for the three and six months ended June 30, 2013, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively.

(2)
Includes interest expense on the Senior Notes of $0.9 million and $1.8 million for the three and six months ended June 30, 2013, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2012, respectively.

(3)
Includes Noncontrolling Interest of $0.8 million and $0.9 million for the three and six months ended June 30, 2013, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively.

(4)	Equity in G5, ABS and Pan is classified as Income from Equity Method Investments. The Company's investment in Pan was consolidated during the first quarter of 2013.
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
In June 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico.  See Note 8 of our unaudited condensed consolidated financial statements for further information.
ECP II earns management fees of 1% of invested capital. Pursuant to an amendment to the Evercore Capital Partners L.P. and its affiliate’s Partnership Agreement, no management fees are earned by the Company. We earn management fees on EMCP II and EMCP III of 2.0% per annum of committed capital during its investment period, and 2.0% per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the general partner of ECP II. A significant portion of any gains recognized related to ECP II, EMCP II and EMCP III, and any carried interest recognized by them, are distributed to certain of our private equity professionals.
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of June 30, 2013, we had $2.7 million of previously received carried interest that may be subject to repayment.
We made equity method investments in G5 and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.
Assets Under Management
AUM for our Investment Management business of $13.6 billion at June 30, 2013 increased from $12.1 billion at December 31, 2012. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 69% and 60% of Level I investments and 31% and 40% of Level II investments as of June 30, 2013 and December 31, 2012, respectively, and Institutional Asset Management maintained 90% and 89% of Level I investments and 10% and 11% of Level II investments as of June 30, 2013 and December 31, 2012, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements. Private Equity assets represent primarily Level III investments. The following table summarizes AUM activity for the six months ended June 30, 2013:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2012	$4,547	$7,090	$438	$12,075
Inflows	1,120	258	19	1,397
Outflows	(131)	(339)	(27)	(497)
Market Appreciation	126	531	—	657
Balance at March 31, 2013	$5,662	$7,540	$430	$13,632
Inflows	253	494	86	833
Outflows	(228)	(616)	—	(844)
Market Appreciation (Depreciation)	(61)	48	—	(13)
Balance at June 30, 2013	$5,626	$7,466	$516	$13,608

AUM increased from December 31, 2012 primarily due to market appreciation in Institutional Asset Management and Wealth Management, partially offset by net outflows in Institutional Asset Management. Inflows in Wealth Management during the first quarter of 2013 included the addition of $1.0 billion of AUM from the consolidation of Pan.
Three Months Ended June 30, 2013 versus June 30, 2012
Net Investment Management Revenues were $24.8 million for the three months ended June 30, 2013, compared to $19.3 million for the three months ended June 30, 2012. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 15% from the three months ended June 30, 2012, primarily reflecting an increase in AUM in Wealth Management, which includes our acquisition of Mt. Eden during the fourth quarter of 2012 and the consolidation of Pan during the first quarter of 2013, and higher fees from Private Equity. Fee-based revenues included $0.4 million of revenues from performance fees during the three months ended June 30, 2013 compared to $0.3 million during the three months ended June 30, 2012. Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by unrealized gains on portfolio companies in the U.S. and Mexico. Income from Equity Method Investments decreased marginally from the three months ended June 30, 2012.
Operating Expenses were $20.9 million for the three months ended June 30, 2013, as compared to $20.1 million for the three months ended June 30, 2012, an increase of $0.9 million, or 4%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $13.8 million for the three months ended June 30, 2013, as compared to $13.0 million for the three months ended June 30, 2012, an increase of $0.8 million, or 7%. The increase was due primarily to our acquisition of Mt. Eden during the fourth quarter of 2012. Non-compensation expenses, as a component of Operating Expenses, were $7.1 million for the three months ended June 30, 2013, flat compared to $7.1 million for the three months ended June 30, 2012.
Other Expenses of $0.6 million for the three months ended June 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $0.5 million and amortization of intangibles of $0.1 million. Other Expenses of $0.7 million for the three months ended June 30, 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $0.6 million and amortization of intangibles of $0.1 million.
Six Months Ended June 30, 2013 versus June 30, 2012
Net Investment Management Revenues were $44.7 million for the six months ended June 30, 2013, compared to $38.3 million for the six months ended June 30, 2012. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 9% from the six months ended June 30, 2012, primarily reflecting an increase in AUM in Wealth Management, which includes our acquisition of Mt. Eden during the fourth quarter of 2012 and the consolidation of Pan during the first quarter of 2013, and higher fees from Private Equity. Fee-based revenues included $0.5 million of revenues from performance fees during the six months ended June 30, 2013 compared to $0.4 million for the six months ended June 30, 2012. Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by unrealized gains on portfolio companies in the U.S. and Mexico, as well as increased gains in Institutional Asset Management. Income from Equity Method Investments decreased from the six months ended June 30, 2012 primarily as a result of lower gains from our investment in G5.

Operating Expenses were $41.8 million for the six months ended June 30, 2013, as compared to $39.3 million for the six months ended June 30, 2012, an increase of $2.4 million, or 6%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $27.4 million for the six months ended June 30, 2013, as compared to $24.9 million for the six months ended June 30, 2012, an increase of $2.5 million, or 10%. The increase was due primarily to our acquisition of Mt. Eden during the fourth quarter of 2012. Non-compensation expenses, as a component of Operating Expenses, were $14.4 million for the six months ended June 30, 2013, flat compared to $14.4 million for the six months ended June 30, 2012.
Other Expenses of $1.3 million for the six months ended June 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $1.2 million and amortization of intangibles of $0.2 million. Other Expenses of $1.3 million for the six months ended June 30, 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $1.1 million and amortization of intangibles of $0.2 million.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our Senior Notes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with certain fees being collected in a period exceeding one year. Management fees from our private equity investment management activities are generally billed in advance but collected at the end of a half year period from billing. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. A summary of our operating, investing and financing cash flows is as follows:

	For the Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$30,389	$7,021
Non-cash charges	69,763	70,036
Other operating activities	(105,785)	(74,384)
Operating activities	(5,633)	2,673
Investing activities	(483)	26,098
Financing activities	(104,192)	(59,808)
Effect of exchange rate changes	(1,688)	(1,200)
Net Increase (Decrease) in Cash and Cash Equivalents	(111,996)	(32,237)
Cash and Cash Equivalents
Beginning of Period	259,431	182,905
End of Period	$147,435	$150,668

Six Months Ended June 30, 2013. Cash and Cash Equivalents were $147.4 million at June 30, 2013, a decrease of $112.0 million versus Cash and Cash Equivalents of $259.4 million at December 31, 2012. Operating activities resulted in a net outflow of $5.6 million, primarily related to a decrease in accrued compensation and benefits, offset by earnings. Cash of $0.5 million was used in investing activities primarily related to investments purchased and purchases of furniture, equipment and leasehold improvements, partially offset by net proceeds from maturities and sales of our marketable securities. Financing activities during the period used cash of $104.2 million, primarily for the payment of dividends, distributions to noncontrolling interest holders and treasury stock purchases.
Six Months Ended June 30, 2012. Cash and Cash Equivalents were $150.7 million at June 30, 2012, a decrease of $32.2 million versus Cash and Cash Equivalents of $182.9 million at December 31, 2011. Operating activities resulted in a net inflow of $2.7 million, primarily related to earnings, offset by a decrease in accrued compensation and benefits. Cash of $26.1 million was provided by investing activities primarily related to net proceeds from maturities and sales of our marketable securities, offset by fixed assets purchased, primarily related to new office space in the UK. Financing activities during the period used cash of $59.8 million, primarily for the payment of dividends, distributions to noncontrolling interest holders and treasury stock purchases.

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
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our

Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.
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
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may, from time to time purchase noncontrolling interest in subsidiaries.
In October 2012, our Board of Directors authorized the repurchase of up to an additional 5 million Class A Shares and/or LP Units for up to $125.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2013, we repurchased 1,483,361 shares and LP Units for $55.0 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2013, we repurchased 842,903 shares for $32.0 million primarily related to minimum tax withholding requirements of share deliveries.
During the three months ended June 30, 2013, we entered into a commitment to purchase, at fair value, all of the noncontrolling interest in ETC for $7.9 million. This purchase was settled on July 19, 2013.
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

Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of June 30, 2013, we were in compliance with all of these covenants.
We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
On June 27, 2013, we established a $25.0 million line of credit with First Republic Bank for funding working capital and other corporate activities.  This facility is secured with certain of our Accounts Receivable outstanding from the date of the agreement and/or restricted cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.  The interest rate on this facility is the U.S. prime rate.  There have been no monies drawn on this facility as of June 30, 2013.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $7.7 million and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant monies drawn on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.9 years, as of June 30, 2013, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
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
As of June 30, 2013 and December 31, 2012, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	June 30, 2013		December 31, 2012
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$78,887		$120,594
Securities Purchased Under Agreements to Resell	3,879	$3,900	—	$—
Total Assets	82,766		120,594
Liabilities
Securities Sold Under Agreements to Repurchase	(82,930)	$(83,060)	(120,787)	$(121,029)
Net Liabilities	$(164)		$(193)
Risk Measures
Value at Risk	$10		$37
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(62)		$(212)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$62		$212

Contractual Obligations
For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
As of June 30, 2013, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to the private equity funds of $10.8 million (which includes an additional $5.0 million capital commitment to Trilantic that the Company agreed to in April 2013) and $7.1 million as of June 30, 2013 and December 31, 2012, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally includes noncontrolling interests held by the principals of EWM, Atalanta Sosnoff and Trilantic, decreased from $49.7 million as of December 31, 2012 to $48.8 million as of June 30, 2013, as recorded on our Unaudited Condensed Consolidated Statements of Financial Condition. See Note 12 to our unaudited condensed consolidated financial statements for further information.

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
Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM and G5. These funds principally hold readily-marketable investment securities. As of June 30, 2013, the fair value of our investments with these products, based on closing prices, was $13.2 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.3 million for the three months ended June 30, 2013.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.6 million for the three months ended June 30, 2013.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil, Canada and Hong Kong which creates foreign exchange rate risk. Their respective functional currencies are the Mexican peso, British pound sterling, Brazilian real, Canadian dollar and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2013, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($2.2) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
Credit Risks
We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of June 30, 2013 and December 31, 2012, total receivables amounted to $114.2 million and $89.1 million, respectively, net of an allowance. The Investment Banking and

Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the six months ended June 30, 2013 and 2012.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Securities Investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2013, we had Marketable Securities of $36.4 million, of which 41% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+, and 59% were Securities Investments and mutual funds.

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
ASU 2013-08 – In June 2013, the FASB issued ASU No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 provides amendments to ASC No. 946, “Financial Services - Investment Companies”, which modify the guidance for the assessment of whether an entity is an investment company and provide additional implementation guidance for the assessment. The amendments also require fair value measurement rather than equity method accounting for noncontrolling ownership interests in other investment companies, and require additional disclosures about an entity's status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption prohibited. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.
ASU 2013-11 – In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides amendments to ASC No. 740, “Income Taxes”, which clarify the guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption prohibited. The Company is currently assessing the impact of the adoption of this update on the Company’s consolidated financial condition, results of operations and cash flows.

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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales
None
Issuer Purchases of Equity Securities

2013	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1 to April 30	156,845	$38.99	127,318	4,957,182
May 1 to May 31	652,845	36.32	651,143	4,306,039
June 1 to June 30	733,021	37.41	673,900	3,632,139
Total	1,542,711	$37.11	1,452,361	3,632,139

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

10.48
Amended and Restated 2006 Evercore Partners Inc. Stock Incentive Plan (Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013)

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2013

Evercore Partners Inc.

By:	/S/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.48
Amended and Restated 2006 Evercore Partners Inc. Stock Incentive Plan (Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013)

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)