Form 10-Q
period 2013-09-30
Evercore Partners Inc.
filed 2013-11-12
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 30, 2013 was 32,813,913. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 30, 2013 was 41 (excluding 59 shares of Class B common stock held by a subsidiary of the registrant).

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
Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and Cash Equivalents	$243,798	$259,431
Marketable Securities	41,043	36,545
Assets Held for Sale	3,339	—
Financial Instruments Owned and Pledged as Collateral at Fair Value	84,866	120,594
Securities Purchased Under Agreements to Resell	7,075	—
Accounts Receivable (net of allowances of $2,149 and $3,886 at September 30, 2013 and December 31, 2012, respectively)	57,769	89,098
Receivable from Employees and Related Parties	9,210	5,166
Deferred Tax Assets - Current	10,913	9,214
Other Current Assets	19,541	6,699
Total Current Assets	477,554	526,747
Investments	110,080	110,897
Deferred Tax Assets - Non-Current	242,178	229,449
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $24,139 and $19,880 at September 30, 2013 and December 31, 2012, respectively)	27,638	29,777
Goodwill	188,006	188,684
Intangible Assets (net of accumulated amortization of $26,101 and $20,002 at September 30, 2013 and December 31, 2012, respectively)	29,405	35,397
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	18,280	14,067
Total Assets	$1,103,341	$1,145,218
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$110,255	$138,187
Accounts Payable and Accrued Expenses	18,648	17,909
Securities Sold Under Agreements to Repurchase	92,110	120,787
Payable to Employees and Related Parties	14,977	12,964
Taxes Payable	7,865	20,304
Liabilities Held for Sale	584	—
Other Current Liabilities	7,766	10,755
Total Current Liabilities	252,205	320,906
Notes Payable	102,748	101,375
Amounts Due Pursuant to Tax Receivable Agreements	175,717	165,350
Other Long-term Liabilities	19,210	17,111
Total Liabilities	549,880	604,742
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interest	49,913	49,727
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 39,369,570 and 35,040,501 issued at September 30, 2013 and December 31, 2012, respectively, and 31,717,383 and 29,576,986 outstanding at September 30, 2013 and December 31, 2012, respectively)	393	350
Class B, par value $0.01 per share (1,000,000 shares authorized, 42 and 43 issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	—	—
Additional Paid-In-Capital	744,463	654,275
Accumulated Other Comprehensive Income (Loss)	(10,198)	(9,086)
Retained Earnings (Deficit)	(66,345)	(77,079)
Treasury Stock at Cost (7,652,187 and 5,463,515 shares at September 30, 2013 and December 31, 2012, respectively)	(223,833)	(139,954)
Total Evercore Partners Inc. Stockholders' Equity	444,480	428,506
Noncontrolling Interest	59,068	62,243
Total Equity	503,548	490,749
Total Liabilities and Equity	$1,103,341	$1,145,218

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Investment Banking Revenue	$163,975	$133,850	$478,812	$372,771
Investment Management Revenue	24,238	20,434	70,764	60,234
Other Revenue, Including Interest	2,934	2,760	7,466	6,649
Total Revenues	191,147	157,044	557,042	439,654
Interest Expense	3,819	4,015	10,286	11,330
Net Revenues	187,328	153,029	546,756	428,324
Expenses
Employee Compensation and Benefits	118,328	101,364	351,714	296,381
Occupancy and Equipment Rental	8,579	8,882	25,494	26,273
Professional Fees	9,920	10,752	27,053	26,080
Travel and Related Expenses	7,801	6,802	23,251	21,183
Communications and Information Services	3,043	2,915	9,825	8,731
Depreciation and Amortization	3,582	3,828	10,730	12,870
Special Charges	—	—	—	662
Acquisition and Transition Costs	—	—	58	148
Other Operating Expenses	4,207	4,241	12,332	12,699
Total Expenses	155,460	138,784	460,457	405,027
Income Before Income from Equity Method Investments and Income Taxes	31,868	14,245	86,299	23,297
Income from Equity Method Investments	562	415	2,333	3,519
Income Before Income Taxes	32,430	14,660	88,632	26,816
Provision for Income Taxes	12,350	7,187	37,215	12,322
Net Income from Continuing Operations	20,080	7,473	51,417	14,494
Discontinued Operations
Income (Loss) from Discontinued Operations	(2,811)	—	(4,236)	—
Provision (Benefit) for Income Taxes	(985)	—	(1,462)	—
Net Income (Loss) from Discontinued Operations	(1,826)	—	(2,774)	—
Net Income	18,254	7,473	48,643	14,494
Net Income Attributable to Noncontrolling Interest	4,292	2,172	12,286	4,627
Net Income Attributable to Evercore Partners Inc.	$13,962	$5,301	$36,357	$9,867
Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$14,996	$5,280	$37,890	$9,804
From Discontinued Operations	(1,055)	—	(1,596)	—
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$13,941	$5,280	$36,294	$9,804
Weighted Average Shares of Class A Common Stock Outstanding
Basic	32,049	28,841	31,908	29,063
Diluted	38,409	31,440	37,880	31,973
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.47	$0.18	$1.19	$0.34
From Discontinued Operations	(0.04)	—	(0.05)	—
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.43	$0.18	$1.14	$0.34
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.39	$0.17	$1.00	$0.31
From Discontinued Operations	(0.03)	—	(0.04)	—
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.36	$0.17	$0.96	$0.31
Dividends Declared per Share of Class A Common Stock	$0.22	$0.20	$0.66	$0.60

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$18,254	$7,473	$48,643	$14,494
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities, net	(365)	442	(570)	440
Foreign Currency Translation Adjustment Gain (Loss), net	1,375	3,039	(804)	3,047
Other Comprehensive Income (Loss)	1,010	3,481	(1,374)	3,487
Comprehensive Income	19,264	10,954	47,269	17,981
Comprehensive Income Attributable to Noncontrolling Interest	4,585	3,266	12,024	5,660
Comprehensive Income Attributable to Evercore Partners Inc.	$14,679	$7,688	$35,245	$12,321

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2013
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2012	35,040,501	$350	$654,275	$(9,086)	$(77,079)	(5,463,515)	$(139,954)	$62,243	$490,749
Net Income	—	—	—	—	36,357	—	—	12,286	48,643
Other Comprehensive Income (Loss)	—	—	—	(1,112)	—	—	—	(262)	(1,374)
Treasury Stock Purchases	—	—	—	—	—	(2,230,613)	(85,073)	—	(85,073)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,615,569	16	11,928	—	—	—	—	(14,562)	(2,618)
Equity-based Compensation Awards	2,713,500	27	77,034	—	—	2,600	65	15,545	92,671
Shares Issued as Consideration for Acquisitions and Investments	—	—	365	—	—	39,341	1,129	—	1,494
Dividends and Equivalents	—	—	4,409	—	(25,623)	—	—	—	(21,214)
Noncontrolling Interest (Note 12)	—	—	(3,548)	—	—	—	—	(16,182)	(19,730)
Balance at September 30, 2013	39,369,570	$393	$744,463	$(10,198)	$(66,345)	(7,652,187)	$(223,833)	$59,068	$503,548

	For the Nine Months Ended September 30, 2012
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2011	31,014,265	$310	$575,122	$(12,058)	$(76,703)	(3,072,958)	$(79,007)	$58,162	$465,826
Net Income	—	—	—	—	9,867	—	—	4,627	14,494
Other Comprehensive Income	—	—	—	2,454	—	—	—	1,033	3,487
Treasury Stock Purchases	—	—	—	—	—	(2,553,462)	(65,018)	—	(65,018)
Evercore LP Units Converted into Class A Common Stock	1,677,513	17	9,715	—	—	—	—	(7,264)	2,468
Equity-based Compensation Awards	1,756,355	18	58,275	—	—	—	—	16,019	74,312
Shares Issued as Consideration for Acquisitions and Investments	—	—	(76)	—	—	219,948	5,641	—	5,565
Dividends and Equivalents	—	—	3,598	—	(21,301)	—	—	—	(17,703)
Noncontrolling Interest (Note 12)	—	—	(1,080)	—	—	—	—	(12,318)	(13,398)
Balance at September 30, 2012	34,448,133	$345	$645,554	$(9,604)	$(88,137)	(5,406,472)	$(138,384)	$60,259	$470,033

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net Income	$48,643	$14,494
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(2,790)	251
Equity Method Investments	4,041	(1,862)
Equity-Based and Other Deferred Compensation	92,313	86,950
Depreciation, Amortization and Accretion	12,237	14,202
Bad Debt Expense	417	566
Deferred Taxes	1,608	(1,109)
Decrease (Increase) in Operating Assets:
Marketable Securities	166	553
Financial Instruments Owned and Pledged as Collateral at Fair Value	35,540	(856)
Securities Purchased Under Agreements to Resell	(7,333)	1,321
Accounts Receivable	28,172	(19,995)
Receivable from Employees and Related Parties	(5,018)	2,254
Other Assets	(17,955)	5,221
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(31,204)	(49,418)
Accounts Payable and Accrued Expenses	272	(1,185)
Securities Sold Under Agreements to Repurchase	(28,228)	(478)
Payables to Employees and Related Parties	1,989	(2,388)
Taxes Payable	(12,440)	(886)
Other Liabilities	(1,628)	(594)
Net Cash Provided by Operating Activities	118,802	47,041
Cash Flows From Investing Activities
Investments Purchased	(2,327)	(1,214)
Distributions of Private Equity Investments	1,175	906
Marketable Securities:
Proceeds from Sales and Maturities	26,739	60,642
Purchases	(29,141)	(22,618)
Cash Acquired from Acquisitions	66	—
Change in Restricted Cash	—	2,393
Purchase of Furniture, Equipment and Leasehold Improvements	(1,988)	(11,874)
Net Cash Provided by (Used In) Investing Activities	(5,476)	28,235
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	3,189	296
Distributions to Noncontrolling Interests	(17,341)	(11,984)
Cash Paid for Deferred and Contingent Consideration	—	(3,000)
Purchase of Treasury Stock and Noncontrolling Interests	(99,730)	(65,159)
Excess Tax Benefits Associated with Equity-Based Awards	7,720	865
Dividends - Class A Stockholders	(21,214)	(17,703)
Other	—	(78)
Net Cash Provided by (Used in) Financing Activities	(127,376)	(96,763)
Effect of Exchange Rate Changes on Cash	(1,583)	923
Net Increase (Decrease) in Cash and Cash Equivalents	(15,633)	(20,564)
Cash and Cash Equivalents-Beginning of Period	259,431	182,905
Cash and Cash Equivalents-End of Period	$243,798	$162,341

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$10,767	$11,694
Payments for Income Taxes	$50,187	$8,565
Furniture, Equipment and Leasehold Improvements Accrued	$621	$397
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$123	$(1,303)
Dividend Equivalents Issued	$4,409	$3,598
Notes Exchanged for Equity in Subsidiary	$1,042	$—
Settlement of Contingent Consideration	$2,494	$—
Receipt of Marketable Securities in Settlement of Accounts Receivable	$1,730	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization
Evercore Partners Inc. and subsidiaries (the “Company”) is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership (“Evercore LP”). Subsequent to the Company’s initial public offering (“IPO”), the Company became the sole general partner of Evercore LP. The Company operates from its offices in the United States, the United Kingdom, Mexico, Hong Kong, Canada and, through its affiliate G5 Holdings S.A. (“G5 ǀ Evercore”), in Brazil.
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
For entities (principally funds) that the Company has concluded are not VIEs, the Company then evaluates whether the fund is a partnership or similar entity. If the fund is a partnership or similar entity, the Company evaluates the fund under the partnership consolidation guidance. Pursuant to that guidance, the Company consolidates funds in which it is the general partner and/or manages through a contract, unless presumption of control by the Company can be overcome. This presumption is overcome only when unrelated investors in the fund have the substantive ability to liquidate the fund or otherwise remove the Company as the general partner without cause, based on a simple majority vote of unaffiliated investors, or have other substantive participating rights. If the presumption of control can be overcome, the Company accounts for its interest in the fund pursuant to the equity method of accounting.
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
The Company recognized $58 for the nine months ended September 30, 2013 and $148 for the nine months ended September 30, 2012, as Acquisition and Transition Costs incurred in connection with recent acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $204 and $612 for the three and nine months ended September 30, 2013, respectively, and $593 and $3,636 for the three and nine months ended September 30, 2012, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $1,793 and $4,775 for the three and nine months ended September 30, 2013, respectively, and $1,674 and $5,023 for the three and nine months ended September 30, 2012, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. See Note 8 for Goodwill and Intangible assets recorded as a result of the Company’s consolidation of Evercore Pan-Asset Capital Management ("Pan").
Special Charges
The Company recognized costs of $662 for the nine months ended September 30, 2012, as Special Charges incurred in connection with exiting facilities in the UK.

Note 5 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $2,113 and $9,248 for the three and nine months ended September 30, 2013, respectively, and $1,601 and $3,588 for the three and nine months ended September 30, 2012, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $978 and $11,853 for the three and nine months ended September 30, 2013, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes receivables from certain employees of $3,408 and $1,546 as of September 30, 2013 and December 31, 2012, respectively.

Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$11,178	$592	$9	$11,761	$10,172	$1,428	$20	$11,580
Debt Securities Carried by EGL	20,335	61	2	20,394	13,522	97	—	13,619
Mutual Funds	7,765	1,198	75	8,888	10,946	412	12	11,346
Total	$39,278	$1,851	$86	$41,043	$34,640	$1,937	$32	$36,545

Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$615	$616	$658	$659
Due after one year through five years	799	810	1,415	1,437
Due after five years through 10 years	207	207	347	346
Total	$1,621	$1,633	$2,420	$2,442

Securities Investments
Securities Investments include seed capital and other equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($7) and ($196) for the three and nine months ended September 30, 2013, respectively, and ($11) and ($29) for the three and nine months ended September 30, 2012, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($33) and ($166) for the three and nine months ended September 30, 2013, respectively, and ($147) and ($553) for the three and nine months ended September 30, 2012, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

realized and unrealized gains of $500 and $960 for the three and nine months ended September 30, 2013, respectively, and $494 and $948 for the three and nine months ended September 30, 2012, respectively.

Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 1.7 years, as of September 30, 2013, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
As of September 30, 2013 and December 31, 2012, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions is as follows:

	September 30, 2013		December 31, 2012
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$84,866		$120,594
Securities Purchased Under Agreements to Resell	7,075	$7,070	—	$—
Total Assets	$91,941		$120,594
Liabilities
Securities Sold Under Agreements to Repurchase	$(92,110)	$(92,282)	$(120,787)	$(121,029)

Note 8 – Investments
The Company’s investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in private equity partnerships and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets. Realized and unrealized gains and losses on the private equity investments are included within Investment Management Revenue. The Company’s share of earnings (losses) on the investments in G5 ǀ Evercore, ABS Investment Management, LLC (“ABS”) and Pan (prior to its consolidation on March 15, 2013) are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Investments in Private Equity
The Company’s investments in private equity partnerships include investments in Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”), Discovery Americas I, L.P. (the “Discovery Fund”), Evercore Mexico Capital Partners II (“EMCP II”), Evercore Mexico Capital Partners III (“EMCP III”), CSI Capital, L.P. (“CSI Capital”), Trilantic Capital Partners Associates

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

IV L.P. (“Trilantic IV”) and Trilantic Capital Partners V L.P. ("Trilantic V"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
On June 4, 2013, the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, Consolidation, and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, this event had no impact on the assets and liabilities of the Company. EMP III had assets of $3,882 and liabilities of $35, included in the Company's Unaudited Condensed Consolidated Statement of Financial Condition at September 30, 2013. The assets retained by EMP III are for the benefit of the interest holders of EMP III.
In June 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by EMP III, of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At September 30, 2013, unfunded commitments of EMP III were $3,642, including $639 due from the Company.
During the third quarter of 2013, the Company made an investment of $1,038 in Trilantic V. See Note 15 for further information.
A summary of the Company’s investment in the private equity funds as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
ECP II	$3,384	$3,793
Discovery Fund	5,098	3,060
EMCP II	10,425	10,400
EMCP III	3,815	1,696
CSI Capital	2,918	3,056
Trilantic IV	6,727	4,573
Trilantic V	1,011	—
Total Private Equity Funds	$33,378	$26,578

Net realized and unrealized gains (losses) on private equity fund investments, including performance fees, were $2,663 and $5,213 for the three and nine months ended September 30, 2013, respectively, and $423 and ($185) for the three and nine months ended September 30, 2012, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2013, the Company had $2,701 of previously received carried interest that may be subject to repayment.
Trilantic Capital Partners
In 2010, the Company made an investment in Trilantic Capital Partners (“Trilantic”). See Note 12 for further information. This investment had a balance of $14,479 and $14,999 as of September 30, 2013 and December 31, 2012, respectively.
Equity Method Investments
A summary of the Company’s other equity investments as of September 30, 2013 and December 31, 2012 was as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2013	December 31, 2012
G5 ǀ Evercore	$17,991	$19,720
ABS	44,232	46,851
Pan	—	2,749
Total	$62,223	$69,320

G5 ǀ Evercore
In 2010, the Company made an equity method investment in G5 ǀ Evercore. At September 30, 2013, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings (losses) of ($226) and ($42) for the three and nine months ended September 30, 2013, respectively, and ($300) and $970 for the three and nine months ended September 30, 2012, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
ABS
In 2011, the Company made an equity method investment in ABS. At September 30, 2013, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $788 and $2,430 for the three and nine months ended September 30, 2013, respectively, and $796 and $2,418 for the three and nine months ended September 30, 2012, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Pan and Discontinued Operations
In 2008, the Company made an equity method investment of $4,158 in Pan. This investment resulted in earnings (losses) of ($55) for the nine months ended September 30, 2013, and ($81) and $131 for the three and nine months ended September 30, 2012, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
In 2011 and 2012, the Company concluded that Pan was a VIE, and that the Company was not the primary beneficiary of the VIE. On March 15, 2013, the Company exchanged its notes receivable from Pan for additional common equity, increasing its common equity ownership interest to 68%, from 50%. The Company viewed this transaction as a reconsideration event and concluded that it had become the primary beneficiary of Pan, and therefore consolidated Pan in the Company's unaudited condensed consolidated financial statements as of that date. The Company determined that it was the primary beneficiary of Pan because it possessed the power to significantly impact the economic performance of Pan and maintained the obligation to absorb losses of Pan, which could be potentially significant, or the right to receive benefits from Pan, that could be potentially significant. The assets retained by Pan are not generally available to the Company and the liabilities are generally non-recourse to the Company. The consolidation also resulted in goodwill of $3,020 and intangible assets relating to client relationships of $1,440, recognized in the Investment Management Segment. The intangible assets are being amortized over an estimated useful life of seven years.
In September 2013, as part of an ongoing strategic initiative, the Company determined that Pan met the initial criteria to be classified as Held for Sale, which resulted in the Company reporting separately the assets and liabilities of Pan on the Unaudited Condensed Consolidated Statement of Financial Condition.  In November, the Company further determined that Pan met the criteria to be classified within Discontinued Operations. The Company anticipates that a sale will occur within one year. Based on the estimated fair value of Pan, the Company recorded a pretax loss of ($2,718) within Income (Loss) from Discontinued Operations on the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2013. Further, discontinued operations includes revenues and pretax gains (losses) from Pan of $651 and ($93), respectively, for the three months ended September 30, 2013 and $91 and ($1,518), respectively, for the nine months ended September 30, 2013. The Company recorded assets of Pan of $3,339 in Assets Held for Sale on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2013, which primarily included Goodwill and Intangible Assets of $1,185 and $1,414, respectively. The Company recorded liabilities of $584 in Liabilities Held for Sale on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2013, which primarily included Accrued Compensation and Benefits and Accounts Payable and Accrued Expenses of $126 and $412, respectively. Pan is expected to have continuing cash flows related to its normal operations until the time that a sale transaction closes.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $647 and $1,941 for the three and nine months ended September 30, 2013, respectively, and $649 and $2,045 for the three and nine months ended September 30, 2012, respectively.

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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at September 30, 2013 and December 31, 2012 are based on quoted market prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2013
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$31,150	$—	$31,150
Securities Investments (1)	11,398	3,363	—	14,761
Mutual Funds	8,888	—	—	8,888
Financial Instruments Owned and Pledged as Collateral at Fair Value	84,866	—	—	84,866
Total Assets Measured At Fair Value	$105,152	$34,513	$—	$139,665

	December 31, 2012
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$38,482	$—	$38,482
Securities Investments	9,138	2,442	—	11,580
Mutual Funds	11,346	—	—	11,346
Financial Instruments Owned and Pledged as Collateral at Fair Value	120,594	—	—	120,594
Total Assets Measured At Fair Value	$141,078	$40,924	$—	$182,002

(1)
Includes $13,756 and $24,863 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, respectively.

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
The Company had no transfers between fair value levels during the three and nine months ended September 30, 2013 or the year ended December 31, 2012.
The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition are listed in the tables below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

		September 30, 2013
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$230,042	$230,042	$—	$—	$230,042
Securities Purchased Under Agreements to Resell	7,075	—	7,075	—	7,075
Accounts Receivable	57,769	—	57,769	—	57,769
Receivable from Employees and Related Parties	9,210	—	9,210	—	9,210
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$18,648	$—	$18,648	$—	$18,648
Securities Sold Under Agreements to Repurchase	92,110	—	92,110	—	92,110
Payable to Employees and Related Parties	14,977	—	14,977	—	14,977
Notes Payable	102,748	—	127,682	—	127,682

		December 31, 2012
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$234,568	$234,568	$—	$—	$234,568
Accounts Receivable	89,098	—	89,098	—	89,098
Receivable from Employees and Related Parties	5,166	—	5,166	—	5,166
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$17,909	$—	$17,909	$—	$17,909
Securities Sold Under Agreements to Repurchase	120,787	—	120,787	—	120,787
Payable to Employees and Related Parties	12,964	—	12,964	—	12,964
Notes Payable	101,375	—	136,860	—	136,860

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

Note 11 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on October 23, 2013, a quarterly cash dividend of $0.25 per share, to the holders of Class A Shares as of November 29, 2013, which will be paid on December 13, 2013. During the nine months ended September 30, 2013, the Company declared and paid dividends of $0.66 per share, totaling $21,214.
Treasury Stock – During the nine months ended September 30, 2013, the Company purchased 932 Class A Shares primarily from employees at values ranging from $22.24 to $50.08 per share primarily for the net settlement of stock-based compensation awards and 1,298 Class A Shares at market values ranging from $36.00 to $41.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $85,073 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2013.
LP Units – During the nine months ended September 30, 2013, 1,616 Evercore LP partnership units (“LP Units”) were exchanged for Class A Shares (including 983 LP Units which were exchanged on December 31, 2012, where settlement did not occur until January 2013), resulting in an increase to Common Stock and Additional Paid-In-Capital of $16 and $10,585, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2013.
In June 2013, the Company purchased 185 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $5,893 and a net increase to Additional Paid-In-Capital of $1,343, inclusive of the step-up in tax basis for the assets of Evercore LP, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2013.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2013, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($1,828) and ($8,370), respectively.
Income (Loss) from Discontinued Operations, and the Provision (Benefit) for Income Taxes from Discontinued Operations on the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

includes ($1,683) and ($573), respectively, reclassified from Accumulated Other Comprehensive Income (Loss) related to the recognition of a cumulative foreign exchange translation loss as a result of the consolidation of Pan.

Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 15% interest in Evercore LP, a 28% interest in ECB, a 49% interest in Evercore Wealth Management, LLC (“EWM”), a 34% equity interest in Atalanta Sosnoff Capital L.L.C. (“Atalanta Sosnoff”), a 38% interest in Institutional Equities, a 14% interest in Evercore Trust Company, N.A. (“ETC”) through the second quarter of 2013, a 32% interest in Pan and other private equity partnerships, not owned by the Company at September 30, 2013. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff and Institutional Equities have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the nine months ended September 30, 2013 and 2012 were as follows:

	For the Nine Months Ended September 30,
	2013	2012
Beginning balance	$62,243	$58,162
Comprehensive income (loss)
Operating income	12,286	4,627
Other comprehensive income (loss)	(262)	1,033
Total comprehensive income	12,024	5,660
Other items
Evercore LP Units Purchased or Converted into Class A Common Stock	(14,562)	(7,264)
Amortization and Vesting of LP Units	15,545	16,019
Distributions to Noncontrolling Interests	(16,767)	(11,984)
Fair value of Noncontrolling Interest in Pan	1,517	—
Issuance of Noncontrolling Interest	3,597	296
Purchase of Noncontrolling Interest	(4,529)	—
Other	—	(630)
Total other items	(15,199)	(3,563)
Ending balance	$59,068	$60,259

Net Income (Loss) Attributable to Noncontrolling Interest related to Pan from Discontinued Operations was ($771) and ($1,178) for the three and nine months ended September 30, 2013, respectively.

Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities, net, of ($56) and ($95) for the three and nine months ended September 30, 2013, respectively, and $138 and $109 for the three and nine months ended September 30, 2012, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $349 and ($167) for the three and nine months ended September 30, 2013, respectively, and $956 and $924 for the three and nine months ended September 30, 2012, respectively.
Pursuant to the strategic alliance with Trilantic, Evercore LP issued 500 LP Units with a minimum redemption value of $16,500 on December 31, 2014 in exchange for the issuance of certain limited partnership interests in Trilantic. This transaction resulted in Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition of $16,090, representing the fair value of the LP Units exchanged at the date of issuance. This value is being accreted to the minimum redemption value of $16,500 over the five-year period ended December 31, 2014. Accretion was $21 and $63 for the three and nine months ended September 30, 2013 and 2012, respectively. On October 23, 2013, the Board of Directors of the Company agreed to release the transfer restrictions associated with these LP Units.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $3,997 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2013 and December 31, 2012.
EWM has issued capital interests to certain employees which may be redeemable for cash at fair value at certain points in the future. Accordingly, these interests have been reflected at their fair value of $29,522 and $29,399 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2013 and December 31, 2012, respectively.
During the second quarter of 2013, the Company also had an issuance of noncontrolling interest related to EMP III. See Note 8 for further information.
During the second quarter of 2013, the Company entered into a commitment to purchase, at fair value, all of the noncontrolling interest in ETC for $7,890. This purchase was settled on July 19, 2013.

Note 13 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the three and nine months ended September 30, 2013 and 2012 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc.	$15,017	$5,301	$37,953	$9,867
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 12)	(21)	(21)	(63)	(63)
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	14,996	5,280	37,890	9,804
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	(1,055)	—	(1,596)	—
Net income attributable to Evercore Partners Inc. common shareholders	$13,941	$5,280	$36,294	$9,804
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units (“RSUs”)	32,049	28,841	31,908	29,063
Basic net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.47	$0.18	$1.19	$0.34
Basic net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	(0.04)	—	(0.05)	—
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.43	$0.18	$1.14	$0.34
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	$14,996	$5,280	$37,890	$9,804
Noncontrolling interest related to the assumed exchange of LP Units for Class A common shares	(a)	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)	(a)
Diluted net income from continuing operations attributable to Class A common shareholders	14,996	5,280	37,890	9,804
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	(1,055)	—	(1,596)	—
Diluted net income attributable to Class A common shareholders	$13,941	$5,280	$36,294	$9,804
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	32,049	28,841	31,908	29,063
Assumed exchange of LP Units for Class A common shares	(a)	(a)	(a)	(a)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	3,514	2,033	3,457	2,099
Assumed conversion of Warrants issued	2,846	566	2,515	811
Diluted weighted average shares of Class A common stock outstanding	38,409	31,440	37,880	31,973
Diluted net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.39	$0.17	$1.00	$0.31
Diluted net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	(0.03)	—	(0.04)	—
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.36	$0.17	$0.96	$0.31

(a)
During the three and nine months ended September 30, 2013 and 2012, the LP Units (which represent the right to receive Class A Shares upon exchange) were antidilutive and consequently the effect of their exchange into Class A Shares has

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,592 and 6,690 for the three and nine months ended September 30, 2013, respectively, and 8,905 and 8,993 for the three and nine months ended September 30, 2012, respectively.
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

Note 14 – Share-Based and Other Deferred Compensation
During the nine months ended September 30, 2013, the Company granted employees 2,237 Service-based Awards. These awards had grant date fair values ranging from $26.60 to $50.33 per share. During the nine months ended September 30, 2013, 2,083 Service-based Awards vested and 58 Service-based Awards were forfeited.
During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in deferred cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. Compensation expense related to this deferred compensation program was $949 and $2,778 for the three and nine months ended September 30, 2013, respectively, and $1,053 and $3,318 for the three and nine months ended September 30, 2012, respectively.
Compensation expense related to Service-based Awards, excluding compensation costs related to the amortization of the LP Units, was $19,496 and $60,723 for the three and nine months ended September 30, 2013, respectively, and $15,654 and $46,353 for the three and nine months ended September 30, 2012, respectively. Compensation expense related to amortization of the LP Units was $4,820 and $15,243 for the three and nine months ended September 30, 2013, respectively, and $5,464 and $15,293 for the three and nine months ended September 30, 2012, respectively. Compensation expense related to acquisition-related awards and deferred cash consideration was $1,867 and $1,095, respectively, for the three months ended September 30, 2013, and $9,093 and $3,359, respectively, for the nine months ended September 30, 2013. Compensation expense related to acquisition-related awards and deferred cash consideration was $4,457 and $2,036, respectively, for the three months ended September 30, 2012, and $15,089 and $6,657, respectively, for the nine months ended September 30, 2012.
During the second quarter of 2013, the Company's stockholders approved the amended and restated 2006 Evercore Partners Inc. Stock Incentive Plan. The amended and restated plan, among other things, authorizes an additional 5,000 shares of the Company's Class A Shares.
On July 23, 2013, the Board of Directors of the Company approved the Long-term Incentive Plan, which provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A shares, at the Company's discretion, in the two years following the performance period, to Senior Managing Directors employed by the Company at the time of payment (subject to retirement eligibility requirements). The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $630 for the three and nine months ended September 30, 2013.
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. The Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $1,558 and $4,442 for the three and nine months ended September 30, 2013, respectively. The remaining unamortized amount of these awards was $10,723 as of September 30, 2013.
On October 23, 2013, the Board of Directors of the Company agreed to release the transfer restrictions associated with 1,267 LP Units and 610 Restricted Class A Shares held by certain employees of the Company.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 15 – Commitments and Contingencies
For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $5,926 and $17,787 for the three and nine months ended September 30, 2013, respectively, and $5,992 and $17,339 for the three and nine months ended September 30, 2012, respectively.
Other Commitments – As of September 30, 2013, the Company has unfunded commitments for capital contributions of $10,224 to the private equity funds, $4,487 of which relates to a capital commitment to Trilantic that the Company agreed to in April 2013. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
On June 27, 2013, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, obtained a line of credit from First Republic Bank in an aggregate principal amount of up to $25,000, to be used for working capital and other corporate activities.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of Evercore Group L.L.C. Drawings under the facility bear interest at the prime rate as published in The Wall Street Journal. The facility matures on June 27, 2014, and may be renewed or extended. There have been no monies drawn on this facility as of September 30, 2013.
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

Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In the second quarter of 2013, the Company made the election to compute its minimum net capital requirement in accordance with the Alternative Net Capital Requirement, as permitted by Rule 15c3-1. Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of September 30, 2013 and December 31, 2012 was $84,193 and $31,281, respectively, which exceeded the minimum net capital requirement by $83,943 and $27,871, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2013.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of September 30, 2013.

Note 17 – Income Taxes
The Company’s Provision for Income Taxes was $12,350 and $37,215 for the three and nine months ended September 30, 2013, respectively, and $7,187 and $12,322 for the three and nine months ended September 30, 2012, respectively. The effective tax rate was 38% and 42% for the three and nine months ended September 30, 2013, respectively, and 49% and 46% for the three and nine months ended September 30, 2012, respectively. The effective tax rate for 2013 and 2012 reflects the effect of certain nondeductible expenses, including the vesting of LP Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
The Company reported an increase in deferred tax assets of $126 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $184 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2013.
As of September 30, 2013, the Company had unrecognized tax benefits of $526, $474 of which, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company’s income tax returns during the upcoming year.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company recognized approximately $17 and $149 of interest and penalties during the three and nine months ended September 30, 2013, respectively. The Company has approximately $148 accrued for the payment of interest and penalties as of September 30, 2013.
The Company consolidated Pan on March 15, 2013. Pan contributed an additional $1,500 in deferred tax assets to the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2013, with a 100% valuation allowance against these deferred tax assets. See Note 8 for further information.

Note 18 – Segment Operating Results
Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions as well as services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On December 28, 2012, the Company, through EWM, acquired Mt. Eden Investment Advisors, LLC (“Mt. Eden”), which is included in the Investment Management segment. The Company has determined Pan met the criteria to be classified as Held for Sale and to be presented within Discontinued Operations. The following segment information reflects the Company's results from its continuing operations.
The Company’s segment information for the three and nine months ended September 30, 2013 and 2012 is prepared using the following methodology:

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
The Company evaluates segment results based on net revenue and pre-tax income, both including and excluding the impact of the Other Expenses.
One client accounted for more than 10% of the Company’s consolidated Net Revenues for the three months ended September 30, 2013.
The following information provides a reasonable representation of each segment’s contribution.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Banking
Net Revenues (1)	$163,645	$133,415	$477,846	$370,364
Operating Expenses	126,472	106,897	369,927	304,556
Other Expenses (2)	7,427	12,057	26,738	40,062
Operating Income	29,746	14,461	81,181	25,746
Income (Loss) from Equity Method Investments	—	(200)	460	1,395
Pre-Tax Income from Continuing Operations	$29,746	$14,261	$81,641	$27,141
Identifiable Segment Assets	$611,266	$519,000	$611,266	$519,000
Investment Management
Net Revenues (1)	$23,683	$19,614	$68,910	$57,960
Operating Expenses	20,968	19,152	61,853	58,467
Other Expenses (2)	593	678	1,939	1,942
Operating Income (Loss)	2,122	(216)	5,118	(2,449)
Income from Equity Method Investments	562	615	1,873	2,124
Pre-Tax Income (Loss) from Continuing Operations	$2,684	$399	$6,991	$(325)
Identifiable Segment Assets	$492,075	$509,764	$492,075	$509,764
Total
Net Revenues (1)	$187,328	$153,029	$546,756	$428,324
Operating Expenses	147,440	126,049	431,780	363,023
Other Expenses (2)	8,020	12,735	28,677	42,004
Operating Income	31,868	14,245	86,299	23,297
Income from Equity Method Investments	562	415	2,333	3,519
Pre-Tax Income from Continuing Operations	$32,430	$14,660	$88,632	$26,816
Identifiable Segment Assets	$1,103,341	$1,028,764	$1,103,341	$1,028,764

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Banking (A)	$(330)	$(435)	$(966)	$(2,407)
Investment Management (B)	(555)	(820)	(1,854)	(2,274)
Total Other Revenue, net	$(885)	$(1,255)	$(2,820)	$(4,681)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,098 and $3,281 for the three and nine months ended September 30, 2013, respectively, and $1,082 and $3,227 for the three and nine months ended September 30, 2012, respectively.

(B)
Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $927 and $2,770 for the three and nine months ended September 30, 2013, respectively, and $914 and $2,727 for the three and nine months ended September 30, 2012, respectively.

(2)	Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,304	$4,866	$13,513	$13,577
Acquisition Related Compensation Charges	3,123	6,802	13,225	22,799
Special Charges	—	—	—	662
Intangible Asset Amortization	—	389	—	3,024
Total Investment Banking	7,427	12,057	26,738	40,062
Investment Management
Amortization of LP Units and Certain Other Awards	511	596	1,693	1,696
Intangible Asset Amortization	82	82	246	246
Total Investment Management	593	678	1,939	1,942
Total Other Expenses	$8,020	$12,735	$28,677	$42,004

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net Revenues: (1)
United States	$131,499	$114,018	$379,950	$315,085
Europe and Other	37,465	30,860	112,331	90,491
Latin America	19,249	9,406	57,295	27,429
Total	$188,213	$154,284	$549,576	$433,005

(1)	Excludes Other Revenue and Interest Expense.
The substantial majority of the Company’s long-lived assets are located in the United States and the United Kingdom.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Income from Equity Method Investments
Our share of the income (loss) from our equity interests in G5 ǀ Evercore, ABS and Pan (consolidated on March 15, 2013) are included within Income from Equity Method Investments, as a component of Income (Loss) Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities.
Discontinued Operations
The results of Pan have been included within Discontinued Operations on the Unaudited Condensed Consolidated Statements of Operations.

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

Results of Operations
The following is a discussion of our results from operations for the three and nine months ended September 30, 2013 and 2012. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$163,975	$133,850	23%	$478,812	$372,771	28%
Investment Management Revenue	24,238	20,434	19%	70,764	60,234	17%
Other Revenue	2,934	2,760	6%	7,466	6,649	12%
Total Revenues	191,147	157,044	22%	557,042	439,654	27%
Interest Expense	3,819	4,015	(5%)	10,286	11,330	(9%)
Net Revenues	187,328	153,029	22%	546,756	428,324	28%
Expenses
Operating Expenses	147,440	126,049	17%	431,780	363,023	19%
Other Expenses	8,020	12,735	(37%)	28,677	42,004	(32%)
Total Expenses	155,460	138,784	12%	460,457	405,027	14%
Income Before Income from Equity Method Investments and Income Taxes	31,868	14,245	124%	86,299	23,297	270%
Income from Equity Method Investments	562	415	35%	2,333	3,519	(34%)
Income Before Income Taxes	32,430	14,660	121%	88,632	26,816	231%
Provision for Income Taxes	12,350	7,187	72%	37,215	12,322	202%
Net Income from Continuing Operations	20,080	7,473	169%	51,417	14,494	255%
Discontinued Operations
Income (Loss) from Discontinued Operations	(2,811)	—	NM	(4,236)	—	NM
Provision (Benefit) for Income Taxes	(985)	—	NM	(1,462)	—	NM
Net Income (Loss) from Discontinued Operations	(1,826)	—	NM	(2,774)	—	NM
Net Income	18,254	7,473	144%	48,643	14,494	236%
Net Income Attributable to Noncontrolling Interest	4,292	2,172	98%	12,286	4,627	166%
Net Income Attributable to Evercore Partners Inc.	$13,962	$5,301	163%	$36,357	$9,867	268%
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
From Continuing Operations	$0.39	$0.17	129%	$1.00	$0.31	223%
From Discontinued Operations	(0.03)	—	NM	(0.04)	—	NM
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$0.36	$0.17	112%	$0.96	$0.31	210%

As of September 30, 2013 and 2012 we employed approximately 1,000 and 900 people, respectively, worldwide.
Three Months Ended September 30, 2013 versus September 30, 2012
Net Revenues were $187.3 million for the three months ended September 30, 2013, an increase of $34.3 million, or 22%, versus Net Revenues of $153.0 million for the three months ended September 30, 2012. Investment Banking Revenue increased 23% and Investment Management Revenue increased 19% compared to the three months ended September 30, 2012. See the segment discussion below for further information. Other Revenue for the three months ended September 30, 2013 was higher than for the three months ended September 30, 2012 primarily as a result of higher gains on our Marketable Securities portfolios. Net Revenues include interest expense on our Senior Notes.
Total Operating Expenses were $147.4 million for the three months ended September 30, 2013 as compared to $126.0 million for the three months ended September 30, 2012, a 17% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $110.4 million for the three months ended September 30, 2013, an increase of $21.1 million, or 24%, versus expense of $89.3 million for the three months ended September 30, 2012. The increase was primarily due to higher discretionary incentive compensation, consistent with the overall increase in revenues, the expansion of our existing businesses and increased share-based compensation costs. Non-compensation expenses as a component of Operating Expenses were $37.1 million for the three months ended September 30, 2013, an increase of $0.4 million, or 1%, over non-compensation operating expenses of $36.7 million for the three months ended September 30, 2012. Non-compensation operating expenses increased compared to the three months ended September 30, 2012 primarily as a result of the expansion of our existing businesses.
Total Other Expenses of $8.0 million for the three months ended September 30, 2013 related to compensation costs associated with the vesting of LP Units and certain other awards of $4.8 million, acquisition related compensation costs of $3.1 million and amortization of intangibles of $0.1 million. Total Other Expenses of $12.7 million for the three months ended September 30, 2012 related to compensation costs associated with the vesting of LP Units and certain other awards of $5.5 million, acquisition related compensation costs of $6.8 million and amortization of intangibles of $0.5 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 63% for the three months ended September 30, 2013, compared to 66% for the three months ended September 30, 2012.
Income from Equity Method Investments was $0.6 million for the three months ended September 30, 2013, as compared to $0.4 million for the three months ended September 30, 2012. The increase was primarily a result of a decrease in losses from G5 ǀ Evercore.
The provision for income taxes for the three months ended September 30, 2013 was $12.4 million, which reflected an effective tax rate of 38%. The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units and other adjustments. The provision for income taxes for the three months ended September 30, 2012 was $7.2 million, which reflected an effective tax rate of 49%. The provision was impacted by the vesting of LP Units, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets. The decrease in the effective tax rate of the provision for income taxes for the three months ended September 30, 2013 was also attributable to lower state and local taxes resulting from a change in the distribution of earnings between jurisdictions.
Noncontrolling Interest was $4.3 million (which includes noncontrolling interest related to discontinued operations of ($0.8) million) for the three months ended September 30, 2013 compared to $2.2 million for the three months ended September 30, 2012. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2013 versus September 30, 2012
Net Revenues were $546.8 million for the nine months ended September 30, 2013, an increase of $118.4 million, or 28%, versus Net Revenues of $428.3 million for the nine months ended September 30, 2012. Investment Banking Revenue increased 28% and Investment Management Revenue increased 17% compared to the nine months ended September 30, 2012. See the segment discussion below for further information. Other Revenue for the nine months ended September 30, 2013 was higher than for the nine months ended September 30, 2012 primarily as a result of relatively higher gains on our Marketable Securities portfolios. Net Revenues include interest expense on our Senior Notes.

Total Operating Expenses were $431.8 million for the nine months ended September 30, 2013 as compared to $363.0 million for the nine months ended September 30, 2012, a 19% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $323.3 million for the nine months ended September 30, 2013, an increase of $64.8 million, or 25%, versus expense of $258.5 million for the nine months ended September 30, 2012. The increase was primarily due to higher discretionary incentive compensation, consistent with the overall increase in revenues, the expansion of our existing businesses and increased share-based compensation costs. Non-compensation expenses as a component of Operating Expenses were $108.5 million for the nine months ended September 30, 2013, an increase of $4.0 million, or 4%, over non-compensation operating expenses of $104.5 million for the nine months ended September 30, 2012. Non-compensation operating expenses increased compared to the nine months ended September 30, 2012 primarily as a result of the expansion of our existing businesses.
Total Other Expenses of $28.7 million for the nine months ended September 30, 2013 related to compensation costs associated with the vesting of LP Units and certain other awards of $15.2 million, acquisition related compensation costs of $13.2 million and amortization of intangibles of $0.2 million. Total Other Expenses of $42.0 million for the nine months ended September 30, 2012 related to compensation costs associated with the vesting of LP Units and certain other awards of $15.3 million, acquisition related compensation costs of $22.8 million, Special Charges of $0.7 million and amortization of intangibles of $3.3 million.

As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64% for the nine months ended September 30, 2013, compared to 69% for the nine months ended September 30, 2012.

Income from Equity Method Investments was $2.3 million for the nine months ended September 30, 2013, as compared to $3.5 million for the nine months ended September 30, 2012. The decrease was primarily a result of a decrease in earnings from G5 ǀ Evercore.

The provision for income taxes for the nine months ended September 30, 2013 was $37.2 million, which reflected an effective tax rate of 42%.  The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units and other adjustments. The provision for income taxes for the nine months ended September 30, 2012 was $12.3 million, which reflected an effective tax rate of 46%.  The provision was impacted by the vesting of LP Units, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets. The decrease in the effective tax rate of the provision for income taxes for the nine months ended September 30, 2013 was also attributable to lower state and local taxes resulting from a change in the distribution of earnings between jurisdictions.

Noncontrolling Interest was $12.3 million (which includes noncontrolling interest related to discontinued operations of ($1.2) million) for the nine months ended September 30, 2013 compared to $4.6 million for the nine months ended September 30, 2012. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Impairment of Assets
During the third quarter of 2013, we recorded a pretax loss of $2.7 million, within Discontinued Operations, related to the impairment of assets Held for Sale in the Pan reporting unit. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Further, we considered the criteria required by ASC 350, “Goodwill and Other Intangible Assets”, and ASC 360, “Property, Plant and Equipment”, and concluded that there were no triggering events during the third quarter of 2013 that would have required a Step 1 impairment assessment for our other reporting units.

Business Segments
The following data presents revenue, expenses and contributions included within continuing operations, by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue (1)	$163,975	$133,850	23%	$478,812	$372,771	28%
Other Revenue, net (2)	(330)	(435)	24%	(966)	(2,407)	60%
Net Revenues	163,645	133,415	23%	477,846	370,364	29%
Expenses
Operating Expenses	126,472	106,897	18%	369,927	304,556	21%
Other Expenses	7,427	12,057	(38%)	26,738	40,062	(33%)
Total Expenses	133,899	118,954	13%	396,665	344,618	15%
Operating Income (3)	29,746	14,461	106%	81,181	25,746	215%
Income (Loss) from Equity Method Investments	—	(200)	NM	460	1,395	(67%)
Pre-Tax Income	$29,746	$14,261	109%	$81,641	$27,141	201%

(1)
Includes client related expenses of $3.4 million and $9.6 million for the three and nine months ended September 30, 2013, respectively, and $6.1 million and $10.6 million for the three and nine months ended September 30, 2012, respectively.

(2)
Includes interest expense on the Senior Notes of $1.1 million and $3.3 million for the three and nine months ended September 30, 2013, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2012, respectively.

(3)
Includes Noncontrolling Interest of $0.1 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, and ($0.7) million and ($1.0) million for the three and nine months ended September 30, 2012, respectively.

For the three and nine months ended September 30, 2013, the level of North American and Global announced M&A activity was higher and the level of North American and Global completed M&A activity was lower versus the three and nine months ended September 30, 2012, as evidenced by the following industry statistics regarding the volume of transactions:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$364	$280	30%	$845	$675	25%
Value of North American M&A Deals Completed	$156	$223	(30%)	$656	$700	(6%)
Value of Global M&A Deals Announced	$704	$553	27%	$1,709	$1,666	3%
Value of Global M&A Deals Completed	$356	$479	(26%)	$586	$633	(7%)
Evercore Statistics **
Total Number of Fee Paying Advisory Clients	136	147	(7%)	269	255	5%
Investment Banking Fees of at Least $1 million from Advisory Clients	31	30	3%	95	77	23%

*	Source: Thomson Reuters October 1, 2013

**	Includes revenue generating clients only

Investment Banking Results of Operations
Three Months Ended September 30, 2013 versus September 30, 2012
Net Investment Banking Revenues were $163.6 million for the three months ended September 30, 2013 compared to $133.4 million for the three months ended September 30, 2012, which represented an increase of 23%. We earned advisory fees from 136 clients and fees in excess of $1.0 million from 31 transactions during the three months ended September 30, 2013, compared to advisory fees from 147 clients and fees in excess of $1.0 million from 30 transactions during the three months ended September 30, 2012. The increase in revenues from the three months ended September 30, 2012 reflects the expansion of our existing businesses. Investment Banking Revenues for the three months ended September 30, 2013 included $6.8 million and $6.0 million of commissions and underwriting revenues, respectively, compared to $5.0 million and $0.8 million, respectively, for the three months ended September 30, 2012.
Operating Expenses were $126.5 million for the three months ended September 30, 2013, as compared to $106.9 million for the three months ended September 30, 2012, an increase of $19.6 million, or 18%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $96.7 million for the three months ended September 30, 2013, as compared to $77.3 million for the three months ended September 30, 2012, an increase of $19.4 million, or 25%. The increase was primarily due to higher discretionary incentive compensation, consistent with the overall increase in revenues, the expansion of our existing businesses and increased share-based compensation costs. Non-compensation expenses, as a component of Operating Expenses, were $29.8 million for the three months ended September 30, 2013, as compared to $29.6 million for the three months ended September 30, 2012, an increase of $0.2 million, or 1%.
Other Expenses of $7.4 million for the three months ended September 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $4.3 million and acquisition related compensation costs of $3.1 million. Other Expenses of $12.1 million for the three months ended September 30, 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $4.9 million, acquisition related compensation costs of $6.8 million and amortization of intangibles of $0.4 million.
Nine Months Ended September 30, 2013 versus September 30, 2012
Net Investment Banking Revenues were $477.8 million for the nine months ended September 30, 2013 compared to $370.4 million for the nine months ended September 30, 2012, which represented an increase of 29%. We earned advisory fees from 269 clients and fees in excess of $1.0 million from 95 transactions during the nine months ended September 30, 2013, compared to advisory fees from 255 clients and fees in excess of $1.0 million from 77 transactions during the nine months ended September 30, 2012. The increase in revenues from the nine months ended September 30, 2012 reflects the expansion of our existing businesses, including the addition of Senior Managing Directors, and a higher number of fee paying clients and large fees. Investment Banking Revenues for the nine months ended September 30, 2013 included $21.4 million and $24.0 million of commissions and underwriting revenues, respectively, compared to $14.3 million and $6.6 million, respectively, for the nine months ended September 30, 2012.

Operating Expenses were $369.9 million for the nine months ended September 30, 2013, as compared to $304.6 million for the nine months ended September 30, 2012, an increase of $65.4 million, or 21%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $282.7 million for the nine months ended September 30, 2013, as compared to $221.6 million for the nine months ended September 30, 2012, an increase of $61.1 million, or 28%. The increase was primarily due to higher discretionary incentive compensation, consistent with the overall increase in revenues, the expansion of our existing businesses and increased share-based compensation costs. Non-compensation expenses, as a component of Operating Expenses, were $87.2 million for the nine months ended September 30, 2013, as compared to $82.9 million for the nine months ended September 30, 2012, an increase of $4.3 million, or 5%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business. The increase in Investment Banking headcount has also led directly and indirectly to cost increases relating to travel, professional and regulatory fees.
Other Expenses of $26.7 million for the nine months ended September 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $13.5 million and acquisition related compensation costs of $13.2 million. Other Expenses of $40.1 million for the nine months ended September 30, 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $13.6 million, acquisition related compensation costs of $22.8 million, Special Charges of $0.7 million and amortization of intangibles of $3.0 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$7,006	$5,269	33%	$20,120	$14,700	37%
Institutional Asset Management	10,700	11,590	(8%)	32,289	36,693	(12%)
Private Equity	2,351	1,856	27%	8,275	5,401	53%
Total Investment Advisory and Management Fees	20,057	18,715	7%	60,684	56,794	7%
Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,518	1,296	17%	4,867	3,625	34%
Private Equity	2,663	423	530%	5,213	(185)	NM
Total Realized and Unrealized Gains	4,181	1,719	143%	10,080	3,440	193%
Investment Management Revenue (1)	24,238	20,434	19%	70,764	60,234	17%
Other Revenue, net (2)	(555)	(820)	32%	(1,854)	(2,274)	18%
Net Investment Management Revenues	23,683	19,614	21%	68,910	57,960	19%
Expenses
Operating Expenses	20,968	19,152	9%	61,853	58,467	6%
Other Expenses	593	678	(13%)	1,939	1,942	—%
Total Expenses	21,561	19,830	9%	63,792	60,409	6%
Operating Income (Loss) (3)	2,122	(216)	NM	5,118	(2,449)	NM
Income from Equity Method Investments (4)	562	615	(9%)	1,873	2,124	(12%)
Pre-Tax Income (Loss)	$2,684	$399	573%	$6,991	$(325)	NM

(1)
Includes transaction-related client reimbursements of $0.1 million for the nine months ended September 30, 2013 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively.

(2)
Includes interest expense on the Senior Notes of $0.9 million and $2.8 million for the three and nine months ended September 30, 2013, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2012, respectively.

(3)
Includes Noncontrolling Interest of $0.6 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, and $0.5 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

(4)	Equity in G5 ǀ Evercore, ABS and Pan is classified as Income from Equity Method Investments. The Company's investment in Pan was consolidated during the first quarter of 2013.
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
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of September 30, 2013, we had $2.7 million of previously received carried interest that may be subject to repayment.
We made equity method investments in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.
Assets Under Management
AUM for our Investment Management business of $13.2 billion at September 30, 2013 increased from $12.1 billion at December 31, 2012. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either invested or committed capital to the Private Equity funds. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 63% and 60% of Level I investments and 37% and 40% of Level II investments as of September 30, 2013 and December 31, 2012, respectively, and Institutional Asset Management maintained 90% and 89% of Level I investments and 10% and 11% of Level II investments as of September 30, 2013 and December 31, 2012, respectively. As noted above, Private Equity AUM is not presented at fair market value, but reported at either invested or committed capital in line with fee arrangements. Private Equity assets represent primarily Level III investments. The following table summarizes AUM activity for the nine months ended September 30, 2013:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2012	$4,547	$7,090	$438	$12,075
Inflows	161	258	19	438
Outflows	(131)	(339)	(27)	(497)
Market Appreciation	126	531	—	657
Balance at March 31, 2013	$4,703	$7,540	$430	$12,673
Inflows	188	494	86	768
Outflows	(199)	(616)	—	(815)
Market Appreciation (Depreciation)	(5)	48	—	43
Balance at June 30, 2013	$4,687	$7,466	$516	$12,669
Inflows	164	641	—	805
Outflows	(74)	(531)	(40)	(645)
Market Appreciation	145	236	—	381
Balance at September 30, 2013	$4,922	$7,812	$476	$13,210
Note: Amounts above exclude AUM associated with Pan. Results for Pan were reclassified to Discontinued Operations during the third quarter of 2013.

AUM increased from December 31, 2012 primarily due to market appreciation in Institutional Asset Management and Wealth Management, partially offset by net outflows in Institutional Asset Management.
Three Months Ended September 30, 2013 versus September 30, 2012
Net Investment Management Revenues were $23.7 million for the three months ended September 30, 2013, compared to $19.6 million for the three months ended September 30, 2012. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 7% from the three months ended September 30, 2012, primarily reflecting an increase in AUM in Wealth Management, which includes our acquisition of Mt. Eden during the fourth quarter of 2012 and higher fees from Private Equity. Fee-based revenues included $0.02 million of revenues from performance fees during the three months ended September 30, 2013 compared to $0.05 million during the three months ended September 30, 2012.

Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by additional carried interest earned from Trilantic. Income from Equity Method Investments decreased from the three months ended September 30, 2012.
Operating Expenses were $21.0 million for the three months ended September 30, 2013, as compared to $19.2 million for the three months ended September 30, 2012, an increase of $1.8 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $13.7 million for the three months ended September 30, 2013, as compared to $12.0 million for the three months ended September 30, 2012, an increase of $1.7 million, or 14%. The increase was due primarily to our acquisition of Mt. Eden during the fourth quarter of 2012. Non-compensation expenses, as a component of Operating Expenses, were $7.3 million for the three months ended September 30, 2013, as compared to $7.2 million for the three months ended September 30, 2012, an increase of $0.1 million, or 1%.
Other Expenses of $0.6 million for the three months ended September 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $0.5 million and amortization of intangibles of $0.1 million. Other Expenses of $0.7 million for the three months ended September 30, 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $0.6 million and amortization of intangibles of $0.1 million.
Nine Months Ended September 30, 2013 versus September 30, 2012
Net Investment Management Revenues were $68.9 million for the nine months ended September 30, 2013, compared to $58.0 million for the nine months ended September 30, 2012. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 7% from the nine months ended September 30, 2012, primarily reflecting an increase in AUM in Wealth Management, which includes our acquisition of Mt. Eden during the fourth quarter of 2012 and higher fees from Private Equity. Fee-based revenues included $0.4 million of revenues from performance fees during the nine months ended September 30, 2013 compared to $0.4 million for the nine months ended September 30, 2012. Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by unrealized gains on portfolio companies in the U.S. and Mexico, as well as additional carried interest earned from Trilantic, and increased gains in Institutional Asset Management. Income from Equity Method Investments decreased from the nine months ended September 30, 2012 primarily as a result of an increase in losses from our investment in G5 ǀ Evercore.
Operating Expenses were $61.9 million for the nine months ended September 30, 2013, as compared to $58.5 million for the nine months ended September 30, 2012, an increase of $3.4 million, or 6%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $40.6 million for the nine months ended September 30, 2013, as compared to $36.9 million for the nine months ended September 30, 2012, an increase of $3.7 million, or 10%. The increase was due primarily to our acquisition of Mt. Eden during the fourth quarter of 2012. Non-compensation expenses, as a component of Operating Expenses, were $21.3 million for the nine months ended September 30, 2013, as compared to $21.5 million for the nine months ended September 30, 2012, a decrease of ($0.2) million, or (1%).
Other Expenses of $1.9 million for the nine months ended September 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $1.7 million and amortization of intangibles of $0.2 million. Other Expenses of $1.9 million for the nine months ended September 30, 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $1.7 million and amortization of intangibles of $0.2 million.
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

	For the Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$48,643	$14,494
Non-cash charges	107,826	98,998
Other operating activities	(37,667)	(66,451)
Operating activities	118,802	47,041
Investing activities	(5,476)	28,235
Financing activities	(127,376)	(96,763)
Effect of exchange rate changes	(1,583)	923
Net Increase (Decrease) in Cash and Cash Equivalents	(15,633)	(20,564)
Cash and Cash Equivalents
Beginning of Period	259,431	182,905
End of Period	$243,798	$162,341

Nine Months Ended September 30, 2013. Cash and Cash Equivalents were $243.8 million at September 30, 2013, a decrease of $15.6 million versus Cash and Cash Equivalents of $259.4 million at December 31, 2012. Operating activities resulted in a net inflow of $118.8 million, primarily related to earnings, offset by a decrease in accrued compensation and benefits and taxes payable and an increase in other assets. Cash of $5.5 million was used in investing activities primarily related to net purchases of marketable securities and investments and purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $127.4 million, primarily for the payment of dividends, distributions to noncontrolling interest holders and treasury stock and noncontrolling interest purchases.
Nine Months Ended September 30, 2012. Cash and Cash Equivalents were $162.3 million at September 30, 2012, a decrease of $20.6 million versus Cash and Cash Equivalents of $182.9 million at December 31, 2011. Operating activities resulted in a net inflow of $47.0 million, primarily related to earnings, offset by an increase in accounts receivable and a decrease in accrued compensation and benefits. Cash of $28.2 million was provided by investing activities primarily related to net proceeds from maturities and sales of our marketable securities, offset by fixed assets purchased, primarily related to new office space in the UK. Financing activities during the period used cash of $96.8 million, primarily for the payment of dividends, distributions to noncontrolling interest holders and treasury stock purchases.

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
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, interest expense on our Senior Notes and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.
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
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may, from time to time purchase noncontrolling interests in subsidiaries.
In October 2012, our Board of Directors authorized the repurchase of up to an additional 5 million Class A Shares and/or LP Units for up to $125.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2013, we repurchased 1,483,361 shares and LP Units for $55.0 million pursuant to our repurchase program.
On October 23, 2013 our Board of Directors authorized the repurchase of additional Class A Shares and/or LP so that going forward Evercore will be able to repurchase an aggregate of 5 million Class A Shares and/or LP Units for up to $250.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2013, we repurchased 932,395 shares for $36.0 million primarily related to minimum tax withholding requirements of share deliveries.
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
Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of September 30, 2013, we were in compliance with all of these covenants.
We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
On June 27, 2013, we established a $25.0 million line of credit with First Republic Bank for funding working capital and other corporate activities.  This facility is secured with certain of our Accounts Receivable outstanding from the date of the agreement and/or restricted cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.  The interest rate on this facility is the U.S. prime rate.  There have been no monies drawn on this facility as of September 30, 2013.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $11.4 million and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant monies drawn on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.7 years, as of September 30, 2013, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
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
As of September 30, 2013 and December 31, 2012, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	September 30, 2013		December 31, 2012
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$84,866		$120,594
Securities Purchased Under Agreements to Resell	7,075	$7,070	—	$—
Total Assets	91,941		120,594
Liabilities
Securities Sold Under Agreements to Repurchase	(92,110)	$(92,282)	(120,787)	$(121,029)
Net Liabilities	$(169)		$(193)
Risk Measures
Value at Risk	$10		$37
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(53)		$(212)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$53		$212

Contractual Obligations
For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
As of September 30, 2013, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence, per ASC 740, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to the private equity funds of $10.2 million ($4.5 million of which relates to a capital commitment to Trilantic that the Company agreed to in April 2013) and $7.1 million as of September 30, 2013 and December 31, 2012, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally includes noncontrolling interests held by the principals of EWM, Atalanta Sosnoff and Trilantic, increased from $49.7 million as of December 31, 2012 to $49.9 million as of September 30, 2013, as recorded on our Unaudited Condensed Consolidated Statements of Financial Condition. See Note 12 to our unaudited condensed consolidated financial statements for further information.
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
Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM and G5 ǀ Evercore. These funds principally hold readily-marketable investment securities. As of September 30, 2013, the fair value of our investments with these products, based on closing prices, was $11.8 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.2 million for the three months ended September 30, 2013.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.6 million for the three months ended September 30, 2013.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, in Mexico, the United Kingdom, Brazil, Canada and Hong Kong, which creates foreign exchange rate risk. Their respective functional currencies are the Mexican peso, British pound sterling, Brazilian real, Canadian dollar and Hong Kong dollar. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Europe’s revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2013, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($0.8) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
Credit Risks
We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of September 30, 2013 and December 31, 2012, total receivables amounted to $57.8 million and $89.1 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the nine months ended September 30, 2013 and 2012.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Securities Investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2013, we had Marketable Securities of $41.0 million, of which 50% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+, and 50% were Securities Investments and mutual funds.

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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales
None
Issuer Purchases of Equity Securities

2013	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31	32,684	$40.84	—	3,632,139
August 1 to August 31	53,521	46.20	—	3,632,139
September 1 to September 30	3,287	47.88	—	3,632,139
Total	89,492	$44.30	—	3,632,139

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes In Equity for the nine months ended September 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 12, 2013

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes In Equity for the nine months ended September 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements (furnished herewith)