Form 10-K
period 2013-12-31
Evercore Partners Inc.
filed 2014-02-28
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 001-32975
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
(do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2013 was approximately $1.2 billion, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $39.28 per share and on the par value of the registrant’s Class B common stock, par value $0.01 per share.
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 19, 2014, was 34,699,290. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 19, 2014 was 32 (excluding 68 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Partners Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2014 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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
Investment Banking
At December 31, 2013, our Investment Banking segment had 67 Senior Managing Directors and 17 Senior Advisors with expertise and client relationships in a wide variety of industry sectors, as well as 43 senior research and sales professionals in Institutional Equities.
In 2013, our Investment Banking segment generated $666.8 million, or 87% of our revenues, excluding Other Revenue, net, ($568.2 million, or 88%, in 2012 and $430.6 million, or 81%, in 2011) and earned advisory fees from 358 clients.
Advisory
We provide confidential, strategic and tactical advice to both public and private companies, with a particular focus on large, multinational corporations. By virtue of their prominence, size and sophistication, many of our clients are more likely to require expertise relating to larger and more complex situations. We are advising or have advised on numerous noteworthy transactions during the past three years, including:

• The Disinterested Directors of the Board of Chrysler Group on the purchase of the VEBA's 41.5% member interests by Fiat	• The Special Committee of Sirius XM Radio on the sale of its outstanding shares to Liberty Media

• E.I. du Pont de Nemours and Company on the spin-off of its Performance Chemicals business	• Forstmann Little & Co. on the sale of its ownership stake in IMG Worldwide Holdings, Inc.

• Kinder Morgan on its acquisition of El Paso and on the subsequent sale of EP Energy to an investor group led by Apollo and Riverstone	• CLP Holdings on the acquisition, together with China Southern Power Grid, of ExxonMobil's majority stake in its Hong Kong electricity business

• AT&T on its acquisition of Leap Wireless International	• Primaris Retail REIT on its defense from a hostile suitor and ultimate sale to H&R REIT

• Bristol-Myers Squibb on its acquisition of Amylin Pharmaceuticals and the sale of half of its interest in Amylin Pharmaceuticals to AstraZeneca	• The McGraw-Hill Companies on the sale of its McGraw-Hill Education business to Apollo

• The Special Committee of the Board of Directors of Dell on its sale to Michael Dell and Silver Lake	• Lubrizol on its sale to Berkshire Hathaway

• Advent International and GS Capital Partners VI Fund on their acquisition of TransUnion	• Sanofi on its acquisition of Genzyme

• The Special Committee of Kraft Foods on its split into a global snacks-based business called Mondelez Internantional and a North American grocery businesses called Kraft Foods Group
Our approach is to work as a trusted senior advisor to top corporate officers and boards of directors, helping them devise strategies for enhancing shareholder value:

•
Objective Advice with a Long-Term Perspective. We seek to recommend shareholder value enhancement strategies or other financial strategies that we would pursue ourselves were we acting in management’s capacity. This approach often includes advising our clients against pursuing transactions that we believe do not meet that standard.

•
Transaction Excellence. Since the beginning of 2000, we have advised on over $1.7 trillion of announced transactions, including acquisitions, sale processes, mergers of equals, special committee advisory assignments, recapitalizations and restructurings.

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

•
Private Funds. We advise fund sponsors in the U.S. and internationally on all aspects of the fundraising process. In 2013, we expanded our platform to focus on secondary transactions for private funds interests.

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

Investment Management
Our Investment Management segment includes Institutional Asset Management, in the United States through Evercore Trust Company, N.A. (“ETC”), Atalanta Sosnoff Capital, LLC (“Atalanta Sosnoff”) and ABS Investment Management, LLC (“ABS”) and in Latin America through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”, formerly Protego Casa de Bolsa, S.A. de C.V.); Wealth Management, through Evercore Wealth Management (“EWM”) and G5 Holdings S.A. (“G5 ǀ Evercore”); and Private Equity. Our Investment Management business principally manages and invests capital on behalf of third parties, including a broad range of institutional investors such as corporate and public pension funds, endowments, foundations, insurance companies, family offices and high net-worth individuals. Our Investment Management business is led by highly-experienced Portfolio and Client Relationship Managers. In December 2013, we completed the sale of Evercore Pan-Asset Capital Management (“Pan”), formerly included within Wealth Management.
In 2013, our Investment Management segment generated revenue of $95.8 million or 13% of our revenues, excluding Other Revenue, net, ($79.8 million, or 12%, in 2012 and $99.2 million, or 19%, in 2011). As of December 31, 2013, we had $13.6 billion of assets under management (“AUM”), excluding any AUM from our non-consolidated affiliates, of which $8.4 billion was attributable to Institutional Asset Management, $4.9 billion was attributable to Wealth Management and $0.4 billion was attributable to Private Equity clients.
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

Wealth Management
Wealth Management provides services through EWM and G5 ǀ Evercore. EWM targets clients with more than $5 million in investable assets and offers services such as investment policy creation, asset allocation, customized investment management, manager selection, performance reporting and financial planning.
Private Equity
Private Equity manages value-oriented, middle-market private equity funds in both the United States and Mexico. While we do not intend to raise Evercore-sponsored successor funds in the United States or Europe, we maintain a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners (“Trilantic”) and to collaborate on the future growth of Trilantic’s business. As part of the agreement, we agreed to use commercially reasonable efforts to source investment opportunities for Trilantic’s current fund, Trilantic Capital Partners Associates IV L.P. (“Trilantic IV”), and Trilantic agreed to use commercially reasonable efforts to refer to the Company mergers and acquisitions advisory services or restructuring advisory services from time to time with respect to selected portfolio companies of Trilantic IV.
In connection with the issuance of certain limited partnership interests in Trilantic, the Company became a limited partner of Trilantic and is entitled to receive 10% of the aggregate amount of carried interest in respect to all of the portfolio investments made by Trilantic IV, up to $15.0 million. The Company and its affiliates are passive investors and do not participate in the management of any Trilantic-sponsored funds. Trilantic also agreed to pay an annual fee to the Company equal to $2.0 million per year for a period of five years as consideration for services to be performed by the Company. In addition, as part of the strategic alliance, the Company agreed to commit $5.0 million of the total capital commitments of Trilantic Capital Partners V L.P. ("Trilantic V").
Our Strategies for Growth
We intend to continue to grow and diversify our Investment Banking and Investment Management businesses, and to further enhance our profile and competitive position, through the following strategies:

•
Add Highly Qualified Investment Banking Professionals with Industry and Product Expertise. We have taken action in a competitive environment by hiring five new Senior Managing Directors in the last 12 months, expanding our capabilities in Latin America and Singapore, increasing our presence on the West Coast with a new office in Silicon Valley, adding Healthcare Services to our healthcare practice and adding to our ability to advise large institutional investors on their private equity, infrastructure and real estate holdings. We intend to continue to recruit high-caliber advisory, funds placement, research and sales and trading professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines we have identified as particularly attractive.

•
Achieve Organic Growth and Improved Profitability in Investment Management. We are focused on managing our current Investment Management business towards growth and improved profitability. We also continue to selectively evaluate opportunities to expand Evercore Wealth Management.

•
Expand In New Geographic Markets. We are expanding in new geographic markets where we believe the business environment will be receptive to the strengths of our Investment Banking business model or where we believe our clients have or may develop a significant presence. Our recent expansion in Canada and Singapore, as well as our advisory affiliates and alliances in Brazil, Argentina, Japan, China, South Korea, Russia and India, represent important steps in this strategy. We are actively seeking to strengthen, expand and deepen these alliances and to enter into new arrangements in additional geographies. We may hire groups of talented professionals or pursue additional strategic acquisitions or alliances with highly-regarded regional or local firms whose cultures and operating principles are similar to ours.

Results by Segment and Geographic Location
See Note 22 to our consolidated financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.
People
As of December 31, 2013, we employed approximately 1,000 people worldwide. Our senior professionals play a significant role in driving growth and are measured by their productivity either through revenue per Senior Managing Director or other metrics including asset growth for Portfolio and Client Relationship Managers. None of our employees are subject to any collective bargaining agreements, and we believe we have good relations with our employees.

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
Evercore is predominantly an independent investment banking advisory firm, and its competitors can be categorized into three main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS, (2) independent advisory firms such as Lazard and Rothschild and (3) boutiques, such as Blackstone’s investment banking business, Centerview, Greenhill, Moelis and Perella Weinberg, among others. The universal banks, which also offer lending, engage in significant proprietary trading and manage large private equity funds. We believe, and our clients have informed us, that firms which also engage in acquisition financing, significant proprietary trading in clients’ securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since Evercore is able to avoid potential conflicts associated with these types of activities, we believe that Evercore is better able to develop more trusted and long-term relationships with its clients than those of its competitors which provide such services. In addition, we have a larger global presence and deeper sector expertise than many of the boutiques. Our Institutional Equities business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
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
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. (“EGL”), a wholly-owned subsidiary of ours through which we conduct our investment banking business, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), and is registered as a broker-dealer in all 50 states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. State securities regulators also have regulatory or oversight authority over EGL. In addition, EGL is subject to regulation as a municipal advisor by the Municipal Securities Rulemaking Board with respect to The Private Funds Group's ("PFG") activities as placement agent for investment funds that may seek to solicit capital from certain public pension funds. PFG is also impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in New York, Illinois, Ohio, California and New Mexico. Similar measures are being considered or have been implemented in other jurisdictions.

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
Three of our affiliates, EWM, ABS and Atalanta Sosnoff, are registered as investment advisors with the SEC. In addition, as a result of recent regulatory initiatives, Evercore Advisors L.L.C., as investment advisor to Evercore Capital Partners II L.P. and its affiliated entities (“ECP II”), has become subject to the Investment Advisers Act of 1940 and has registered with the SEC as an investment advisor. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, state and local political contributions, as well as general anti-fraud prohibitions. EWM is also an investment advisor to a mutual fund, which subjects EWM to additional regulations under the Investment Company Act of 1940 (the “1940 Act”). ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency (“OCC”), is a member bank of the Federal Reserve System and is subject to the Patriot Act.
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
United Kingdom
Authorization by the Financial Conduct Authority (“FCA”). The FCA is responsible for regulating Evercore Partners International LLP (“Evercore UK”) and has done so since April 1, 2013 when the FCA replaced the Financial Services Authority. The Financial Services and Markets Act 2000 (“FSMA”) is the basis for the UK’s financial services regulatory regime. FSMA is supported by secondary legislation and other rules made under FSMA, including the FCA Handbook of Rules and Guidance. A key FSMA provision is section 19, which contains a “general prohibition” against any person carrying on a “regulated activity” (or purporting to do so) in the UK unless he is an authorized or exempt person. It is a criminal offense to breach this general prohibition and certain agreements made in breach may not be enforceable. The “regulated activities” are set out in the FSMA (Regulated Activities) Order 2001 (as amended). The regulated activities Evercore UK is authorized to carry out include: advising on investments; arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. As a UK authorized person, Evercore UK is subject to the FCA’s high level principles for businesses. FSMA also has a civil penalty regime for market abuse which exists independently of the separate criminal regime for insider dealing.
Regulatory Capital. Regulatory capital requirements form an integral part of the FCA’s prudential supervision of FCA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties’) financial stability. The FCA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high level requirement for firms to have adequate financial resources. However, as a so-called “exempt-CAD firm”, Evercore UK is subject only to limited capital requirements.
Anti-Money Laundering, Counter-Terrorist Financing and Anti-Bribery. The Money Laundering Regulations 2007 (the “MLRs”) came into force on December 15, 2007 and implement the Third EU Money Laundering Directive. The MLRs harmonize standards across the EU with higher-level, risk-based requirements and require relevant firms to have procedures in place to prevent money laundering and to take a risk-based approach to focus the efforts where they are most needed. This approach includes client due diligence, monitoring, staff training and awareness. Failure to maintain the necessary procedures is a criminal offense. The Proceeds of Crime Act 2002 and the Terrorism Act 2000 also contain a number of offenses in relation to money laundering and terrorist financing, respectively. Evercore UK (and potentially other Evercore entities with a ‘close connection’ to the UK) are also subject to the UK Bribery Act 2010 which came into force on July 1, 2011. It provides for criminal penalties for bribery of, or receipt of a bribe from, public officials, corporations and individuals, as well as for the failure of an organization to prevent a person with whom it is associated from providing bribes for the organization’s benefit.

Regulatory Framework in the European Union. Evercore UK has obtained the appropriate European investment services passport rights to provide cross-border services into a number of other members of the European Economic Area (“EEA”). It has also obtained a passport to provide specific investment services from a Spanish branch. These “passports” derive from the pan-European regime established by the EU Markets in Financial Instruments Directive (“MiFID”), which regulates the provision of investment services and activities throughout the EEA. MiFID provides investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as “host member states”) on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This practice is known as “passporting”. MiFID is currently under review and there are proposals to update it in relation to a range of matters, including restrictions on the ability of non-European firms providing services in Europe. This could impact the ability of Evercore entities outside of Europe to provide investment services within Europe.
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
Singapore
We established a Singapore subsidiary, Evercore Asia (Singapore) Pte. Ltd. (“Evercore Singapore”) in August 2013 with the objective of creating a business platform to engage in corporate finance advisory services. In Singapore, corporate finance advisory activities are regulated by the Monetary Authority of Singapore (“MAS”) and subject to licensing requirements. Evercore Singapore has filed certain notification with the MAS to invoke an exemption from the licensing requirements, which allows the entity to conduct limited corporate finance advisory activities. For Singapore regulatory purposes, currently, Evercore Singapore is not considered as being licensed, regulated, supervised or registered by the MAS. Evercore Singapore has also filed an application to obtain the requisite license to conduct corporate finance advisory activities and dealing in securities activities in Singapore, which will allow them to conduct a wider range of regulated activities.
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
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Global financial markets and economic conditions are negatively impacted by many factors beyond our control, including the inability to access credit markets, rising interest rates or inflation, terrorism, political uncertainty, uncertainty in the U.S. federal fiscal policy and the fiscal policy of foreign governments and the timing and nature of regulatory reform. Financial market and economic conditions have been volatile in the last several years, and challenging conditions have persisted. Concerns over the rate of economic recovery, the level of U.S. national debt and foreign debt, unemployment, the availability and cost of credit, the global housing market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility, uncertainty and diminished expectations for the economy and for the markets. These conditions could reduce the demand for our services and present new challenges. Revenue generated by our Investment Banking business is related to the volume and value of the transactions in which we are involved. During periods of unfavorable market and economic conditions, our operating results may be adversely affected by a decrease in the volume and value of M&A transactions and increasing price competition among financial services companies seeking advisory engagements. Unfavorable market conditions also may lead to a reduction in revenues from our trading, underwriting and placement agent activities. In addition, Europe’s debt crisis could have a material adverse effect on our business and financial condition, particularly with respect to our U.K. advisory business. The European sovereign debt crisis has negatively impacted economic conditions and global markets. The uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. See “-A portion of our revenues are derived from our international operations, which are subject to certain risks.”
During a market or general economic downturn, our Institutional Asset Management and Wealth Management businesses would also be expected to generate lower revenue because the management fees we receive are typically based on the market value of the securities that comprise the assets we manage. In addition, due to uncertainty or volatility in the market or in response to difficult market conditions, clients may withdraw funds from these businesses in favor of investments they perceive as offering greater opportunity or lower risk. Difficult market conditions can also materially adversely affect our ability to launch new products or offer new services in our Institutional Asset Management or Wealth Management businesses, which could negatively affect our ability to increase AUM. In each case, management fees based on AUM would be negatively affected. Moreover, difficult market conditions may negatively impact the private equity funds that we manage by further reducing valuations and curtailing opportunities to exit and realize value from their investments.
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
Our senior leadership team’s reputations and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking business is dependent on our senior

Investment Banking professionals and on a small number of senior research analysts, traders and executives. In addition, Atalanta Sosnoff, EWM and ETC are dependent on a small number of senior portfolio managers and executives. Further, the operations and performance of G5 ǀ Evercore and ABS are dependent on a small number of senior executives. Our professionals possess substantial experience and expertise and strong client relationships, however, they are not obligated to remain employed with us. If these personnel were to retire, join an existing competitor form a competing company or otherwise leave us, it could jeopardize our relationships with clients and result in the loss of client engagements and revenues.
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
We have experienced significant growth in the past several years, including in our Investment Banking business, by expanding into sales, trading, research and underwriting activities, entering into strategic alliances, acquiring The Lexicon Partnership LLP ("Lexicon") and the hiring of additional senior professionals in our advisory group, and in our Investment Management business through the acquisitions of Atalanta Sosnoff and Mt. Eden and our investment in ABS. Supporting this growth has placed significant demands on our operational, legal, regulatory and financial systems and resources for integration, training and business development efforts. We are often required to commit additional resources to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion, even when we only partner, enter into strategic alliances or take minority stakes in other businesses. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. We cannot provide assurance that our financial controls, the level of knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our expanding operations effectively. Any failure to do so could adversely affect our ability to pursue our growth strategy, generate revenue and control expenses.
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
We earn a majority of our revenue from advisory engagements, and, in many cases, we are not paid until the successful consummation of the transactions. As a result, our Investment Banking revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, we often do not receive any advisory fees other than the reimbursement of certain out-of-pocket expenses, despite the fact that we have devoted considerable resources to these transactions.
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
Certain of our executive officers and employees responsible for managing the Discovery Fund have invested their own capital in side-by-side investments in specific portfolio companies along with the Discovery Fund. These side-by-side investments are not subject to management fees or carried interest. As a result, some of our executive officers and private equity portfolio managers have a different economic interest in the performance of investments in certain portfolio companies compared to the interests of investors in our private equity funds. This lack of a total alignment of interests and incentives could result in our executive officers and private equity portfolio managers devoting a disproportionate amount of time and attention to certain investments, and could result in the underperformance of our private equity fund as a whole.
Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
There have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. For example, one of our former Senior Managing Directors was recently arrested in connection with an insider trading investigation. Our Investment Banking business also often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our Investment Management business and our authority over the assets managed by our Investment Management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business would be adversely affected.
The financial services industry faces substantial litigation risks, and we may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.
As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services or if there are allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether or not valid, may harm our reputation and may be more damaging to our business than to other types of businesses. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions often involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering fairness opinions in connection with mergers and other transactions.
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
The financial services industry is subject to extensive regulation. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as an investment adviser or broker-dealer. Our businesses are subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations or estimate the amount of monetary fines or penalties which could be assessed. In addition, adverse regulatory scrutiny of any of our strategic partners could have a material adverse effect on our business and reputation.
In recent years, the U.S. and other governments have taken actions, and may continue to take further actions, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries and in particular our Investment Management business. For example, several states and municipalities in the United States have recently adopted “pay-to-play” rules, which could limit our ability to charge advisory fees, and could therefore affect the profitability of that portion of our business. In addition, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Investment Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these costs. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Investment Management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the U.S. related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.
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
As a result of market volatility and disruption in the last several years, the U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions and taking certain regulatory actions. The full extent of the effects of these actions and legislative and regulatory initiatives (including the Dodd-Frank Act) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial capital markets and participants in general, and as to us in particular. Furthermore, there can be no assurance that governmental or other measures to aid economic recovery, including economic stimulus legislation, will be effective. As these conditions persist, our business, financial condition, results of operation and ability to make distributions to our stockholders could be materially adversely affected.
Our business is subject to various operational risks.
We face various operational risks related to our businesses on a day-to-day basis. We rely heavily on financial, accounting, communication and other data processing systems. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our control. In addition, our systems may be subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. The increased use of mobile technologies can heighten these and other operational risks. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will provide adequate protection. If our systems are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.
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
In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we may be subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information and international laws. These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future. Potential liability in the event of a security breach of client data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages.
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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including the $120.0 million principal amount of senior unsecured notes issued to Mizuho Corporate Bank, Ltd. (“Mizuho”) due 2020 with a 5.20% coupon (the “Senior Notes”). If our cash flows and capital resources are insufficient to fund our debt service obligations, including the principal noted above and semi-annual interest payments of $3.1 million and our contingent obligations to fund our redeemable noncontrolling interest of $36.8 million as of December 31, 2013, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes and other contractual commitments.
Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operation.
Goodwill and other intangible assets represent a significant portion of our assets. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods.
Risks Related to Our Investment Banking Business
A majority of our revenue is derived from advisory assignments for Investment Banking clients, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in these engagements could have a material adverse effect on our financial condition and operating results.
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking clients for advisory services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Investment Banking services accounted for 87%, 88% and 82% of Net Revenues in 2013, 2012 and 2011, respectively, a substantial portion of which represents fees generated by our advisory group. We expect that we will continue to rely on Investment Banking fees from advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking advisory engagements or the market for advisory services would adversely affect our business.
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
Our top five Investment Banking clients accounted for 14%, 13% and 24% of Net Revenues in 2013, 2012 and 2011, respectively. The composition of the group comprising our largest Investment Banking clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our Investment Banking Revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed, however, no clients accounted for more than 10% of our Net Revenues for the years ended December 31, 2013, 2012 and 2011.

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
We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In addition, through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance sheet credit risk. Securities may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms. We seek to manage the risks associated with customer trading activities through customer screening and trading procedures.
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
We have made principal investments in ECP II, Evercore Mexico Capital Partners II, L.P. (“EMCP II”), Evercore Mexico Capital Partners III, L.P. (“EMCP III”), Discovery Americas I, L.P. (the "Discovery Fund"), CITIC Securities International Partners, LTD, Trilantic IV and Trilantic V. These funds generally invest in relatively high-risk, illiquid assets. In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of investments in our funds. The value of the investments of our funds is determined using fair value methodologies described in the funds’ valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund values would result in losses for the applicable fund and the loss of potential incentive income and principal investments. We also have commitments related to our redeemable noncontrolling interests, which are initially recorded at fair value and may be subject to periodic adjustments as a result of a change in the estimated fair value of the associated capital interests. The methodologies we use in valuing these interests are based on estimates and assumptions specific to the particular commitment. Therefore, the value of our redeemable noncontrolling interest may not necessarily reflect the value that would actually be obtained by the noncontrolling interest holders when such capital interests are redeemed.
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
In 2013, we earned 30% of our Total Revenues, excluding Other Revenue, from clients and private equity funds located outside of the United States. We intend to grow our non-U.S. business, and this growth is critical to our overall success. In addition, many of our larger clients for our Investment Banking business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

•	greater difficulties managing and staffing foreign operations;

•	language and cultural differences;

•	fluctuations in foreign currency exchange rates that could adversely affect our results;

•	unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers;

•	greater difficulties in collecting accounts receivable;

•	longer transaction cycles;

•	higher operating costs;

•	adverse consequences or restrictions on the repatriation of earnings;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	less stable political and economic environments, including the sovereign debt crisis in Europe; and

•	civil disturbances or other catastrophic events that reduce business activity.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our net revenue from continuing operations in other currencies, predominantly in Mexican pesos, Euros, British pounds, Brazilian real, Canadian dollars, Singapore dollars and Hong Kong dollars, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and, as a result, our investment advisory fees.
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
As of December 31, 2013, there were 5,581,725 vested and no unvested LP Units held by some of our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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
As of December 31, 2013, Evercore LP and its consolidated subsidiaries had approximately $245.5 million in cash and cash equivalents available for distribution without prior regulatory approval.
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
Although we are represented on the management committees of G5 ǀ Evercore and ABS, we are not able to exercise significant operational control over these affiliates and are not directly involved in managing their day-to-day activities, including investment management policies and procedures, fee levels, marketing and product development and client relationships. Moreover, the founders of these affiliates have certain protective and participating rights, including the ability to block certain major corporate actions and approval of the annual budget and compensation arrangements. In addition, while we control the management committee of Atalanta Sosnoff, responsibility for its day-to-day operations is vested with the management of Atalanta Sosnoff, including managing client relationships and making discretionary investment decisions. As a consequence, our reputation, financial condition and results of operations may be adversely affected by problems arising from the day-to-day operations of one of these businesses, or from other matters regarding one of these businesses over which we cannot exercise control. Future acquisitions of, and investments in, investment management or investment banking businesses may be structured in a similar manner.
Risks Related to Our Class A Common Stock
Our Senior Managing Directors control a significant portion of the voting power in Evercore Partners Inc., which may give rise to conflicts of interests.
Our Senior Managing Directors own shares of our Class A common stock and our Class B common stock. Our certificate of incorporation provides that the holders of the shares of our Class B common stock are entitled to a number of votes that is determined pursuant to a formula that relates to the number of LP Units held by such holders. Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit in Evercore LP held by such holder. Our Senior Managing Directors, and certain trusts benefiting their families, collectively have 15% of the voting power in Evercore Partners Inc. As a result, our Senior Managing Directors have the ability to exercise influence over the election of the members of our board of directors and, therefore, influence over our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to exercise influence over the outcome of all matters requiring stockholder approval. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
At December 31, 2013, we had a total of 33,069,534 shares of our Class A common stock outstanding. In addition, our Senior Managing Directors own an aggregate of 5,581,725 partnership units in Evercore LP, which were all fully vested as of December 31, 2013. Our amended and restated certificate of incorporation allows the exchange of partnership units in Evercore LP (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions. Also, as of December 31, 2013, 7,217,076 restricted stock units (“RSUs”) issued pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan were outstanding. Of these RSUs, 525,283 were fully vested and 6,691,793 were unvested. We also had 1,127,461 restricted shares of Class A common stock outstanding at December 31, 2013 as partial consideration for the Lexicon acquisition.
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
None.

Item 2.	Properties
Our principal offices are located in leased office space at 55 East 52nd Street, New York, New York, at Blvd. Manuel A. Camacho 36-22, Col. Lomas de Chapultepec in Mexico City, Mexico and at 15 Stanhope Gate in London, UK. We do not own any real property.

Item 3.	Legal Proceedings
General
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with Accounting Standards Codification (“ASC”) 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol “EVR.” At the close of business on February 19, 2014, there were 9 Class A common stockholders of record.
The following table sets forth for the periods indicated the high and low reported intra-day sale prices per share for the Class A common stock, as reported on the NYSE:

	2013		2012
	High	Low	High	Low
First Quarter	$44.53	$30.88	$30.09	$25.80
Second Quarter	$42.36	$34.75	$29.15	$21.50
Third Quarter	$52.80	$37.36	$28.82	$20.57
Fourth Quarter	$61.07	$45.16	$30.21	$25.26
There is no trading market for the Evercore Partners Inc. Class B common stock. As of February 19, 2014, there were 32 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.25 per share of Class A common stock for the quarter ended December 31, 2013, $0.22 per share for the quarters ended September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, and $0.20 per share of Class A common stock for the quarters ended September 30, 2012, June 30, 2012 and March 31, 2012.
We pay dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A common shares, on all unvested RSU grants awarded in conjunction with annual bonuses and new hire awards, as well as awards issued in conjunction with the acquisition of Lexicon in 2011. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
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
Recent Sales of Unregistered Securities
None

Share Repurchases for the period October 1, 2013 through December 31, 2013

2013	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31	23,586	$47.69	—	5,000,000
November 1 to November 30	10,435	47.73	—	5,000,000
December 1 to December 31	16,692	55.12	—	5,000,000
Total	50,713	$50.14	—	5,000,000

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2)
In October 2013, Evercore's Board authorized the repurchase of additional Class A Shares and/or LP so that going forward Evercore will be able to repurchase an aggregate of 5 million Class A Shares and/or LP Units for up to $250.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Selected Financial Data
The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues
Investment Banking Revenue	$666,806	$568,238	$430,597	$301,931	$293,311
Investment Management Revenue	95,759	79,790	99,161	74,610	21,164
Other Revenue	16,868	9,646	13,897	22,205	22,211
Total Revenues	779,433	657,674	543,655	398,746	336,686
Interest Expense	14,005	15,301	19,391	22,841	24,269
Net Revenues	765,428	642,373	524,264	375,905	312,417
Expenses
Operating Expenses	598,806	523,386	427,155	316,016	256,632
Other Expenses	36,447	53,452	61,297	23,029	32,337
Total Expenses	635,253	576,838	488,452	339,045	288,969
Income before Income (Loss) from Equity Method Investments and Income Taxes	130,175	65,535	35,812	36,860	23,448
Income (Loss) from Equity Method Investments	8,326	4,852	919	(557)	(1,406)
Income before Income Taxes	138,501	70,387	36,731	36,303	22,042
Provision for Income Taxes	63,689	30,908	22,724	16,177	19,679
Net Income from Continuing Operations	74,812	39,479	14,007	20,126	2,363
Net Income (Loss) from Discontinued Operations	(2,790)	—	(3,476)	(2,321)	(2,117)
Net Income	72,022	39,479	10,531	17,805	246
Net Income Attributable to Noncontrolling Interest	18,760	10,590	3,579	8,851	1,816
Net Income (Loss) Attributable to Evercore Partners Inc.	$53,262	$28,889	$6,952	$8,954	$(1,570)
Dividends Declared per Share	$0.91	$0.82	$0.74	$0.63	$0.51
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$1.42	$0.89	$0.27	$0.41	$(0.07)
From Discontinued Operations	(0.04)	—	(0.04)	(0.02)	(0.03)
Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders	$1.38	$0.89	$0.23	$0.39	$(0.10)
STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$1,180,783	$1,145,218	$1,043,592	$898,085	$891,160
Long-term Liabilities	$296,661	$283,836	$252,602	$218,465	$179,113
Total Long-term Debt	$103,226	$101,375	$99,664	$98,082	$96,618
Total Liabilities	$580,820	$604,742	$555,499	$505,438	$595,404
Noncontrolling Interest	$97,382	$111,970	$80,429	$91,948	$29,361
Total Equity	$563,158	$490,749	$465,826	$367,241	$295,756

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Other Revenue and Interest Expense. Other Revenue and Interest Expense is derived primarily from investing customer funds in financing transactions. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Other Revenue includes income earned on marketable securities, cash and cash equivalents and assets segregated for regulatory purposes, as well as adjustments to amounts due pursuant to our tax receivable agreements, subsequent to its initial establishment, related to changes in state and local tax rates. Interest Expense includes interest expense associated with the Senior Notes.
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
Other Expenses
Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) charges associated with the vesting of Event-based Awards, c) the amortization of intangible assets associated with certain acquisitions, d) Special Charges incurred related to the impairment of intangible assets from Morse, Williams and Company, Inc. in 2013, Special Charges incurred in connection with exiting facilities in the UK in 2012 and Special Charges related to the Lexicon acquisition, including the exiting of facilities for office space in the UK, an introducing fee as well as other professional fees incurred by Lexicon in 2011 and e) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in G5 ǀ Evercore, ABS and Pan (consolidated on March 15, 2013 and sold on December 3, 2013) are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities.

Discontinued Operations
We completed the sale of Pan in December 2013 and the wind down of Evercore Asset Management ("EAM") in December 2011. Accordingly, the historical results of Pan and EAM have been included within Discontinued Operations on the Consolidated Statements of Operations.
Noncontrolling Interest
We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors, their estate planning vehicles and Trilantic (through October 2013) in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 15 to our consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.
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

Results of Operations
The following is a discussion of our results from continuing operations for the years ended December 31, 2013, 2012 and 2011. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

	For the Years Ended December 31,			Change
	2013	2012	2011	2013 v. 2012	2012 v. 2011
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$666,806	$568,238	$430,597	17%	32%
Investment Management Revenue	95,759	79,790	99,161	20%	(20%)
Other Revenue	16,868	9,646	13,897	75%	(31%)
Total Revenues	779,433	657,674	543,655	19%	21%
Interest Expense	14,005	15,301	19,391	(8%)	(21%)
Net Revenues	765,428	642,373	524,264	19%	23%
Expenses
Operating Expenses	598,806	523,386	427,155	14%	23%
Other Expenses	36,447	53,452	61,297	(32%)	(13%)
Total Expenses	635,253	576,838	488,452	10%	18%
Income Before Income from Equity Method Investments and Income Taxes	130,175	65,535	35,812	99%	83%
Income from Equity Method Investments	8,326	4,852	919	72%	428%
Income Before Income Taxes	138,501	70,387	36,731	97%	92%
Provision for Income Taxes	63,689	30,908	22,724	106%	36%
Net Income from Continuing Operations	74,812	39,479	14,007	89%	182%
Discontinued Operations
Income (Loss) from Discontinued Operations	(4,260)	—	(4,198)	NM	NM
Provision (Benefit) for Income Taxes	(1,470)	—	(722)	NM	NM
Net Income (Loss) from Discontinued Operations	(2,790)	—	(3,476)	NM	NM
Net Income	72,022	39,479	10,531	82%	275%
Net Income Attributable to Noncontrolling Interest	18,760	10,590	3,579	77%	196%
Net Income Attributable to Evercore Partners Inc.	$53,262	$28,889	$6,952	84%	316%
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
From Continuing Operations	$1.42	$0.89	$0.27	60%	230%
From Discontinued Operations	(0.04)	—	(0.04)	NM	NM
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$1.38	$0.89	$0.23	55%	287%
2013 versus 2012
Net Revenues were $765.4 million in 2013, an increase of $123.0 million, or 19%, versus Net Revenues of $642.4 million in 2012. Investment Banking Revenue increased 17% and Investment Management Revenue increased 20% compared to 2012. See the segment discussion below for further information. Other Revenue in 2013 was higher than in 2012 primarily as a result of changes in state and local tax rates, which resulted in a $6.9 million adjustment in amounts due pursuant to tax receivable agreements during 2013. Net Revenues include interest expense on our Senior Notes.

Total Operating Expenses were $598.8 million in 2013 as compared to $523.4 million in 2012, a 14% increase. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $449.8 million in 2013, an increase of $68.3 million, or 18%, versus expense of $381.5 million in 2012. The increase was primarily due to higher discretionary incentive compensation, consistent with the overall increase in revenues, the expansion of our existing businesses and our new businesses and increased share-based compensation costs. Non-compensation expenses as a component of Operating Expenses were $149.0 million in 2013, an increase of $7.2 million, or 5%, over non-compensation operating expenses of $141.8 million in

2012. Non-compensation operating expenses increased compared to 2012 primarily as a result of the expansion of our existing businesses.
Total Other Expenses of $36.4 million in 2013 related to compensation costs associated with the vesting of LP Units and certain other awards of $20.0 million, acquisition related compensation costs of $15.9 million, Special Charges of $0.2 million and amortization of intangibles of $0.3 million. Total Other Expenses of $53.5 million in 2012 related to compensation costs associated with the vesting of LP Units and certain other awards of $20.9 million, acquisition related compensation costs of $28.2 million, Special Charges of $0.7 million and amortization of intangibles of $3.7 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 63% for the year ended December 31, 2013, compared to 67% for the year ended December 31, 2012.

Income from Equity Method Investments was $8.3 million in 2013, as compared to $4.9 million in 2012. The increase was primarily a result of an increase in earnings from ABS and G5 ǀ Evercore.

The provision for income taxes in 2013 was $63.7 million, which reflected an effective tax rate of 46%.  The provision was impacted by the vesting of LP Units, which are not deductible for income tax purposes, as well as the noncontrolling interest associated with LP Units and other adjustments. The provision for income taxes in 2012 was $30.9 million, which reflected an effective tax rate of 44%.  The provision was impacted by the vesting of LP Units, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets. The increase in the effective tax rate of the provision for income taxes in 2013 was also attributable to a write down of the deferred tax assets resulting from a change in the distribution of earnings between foreign and state and local jurisdictions.

Noncontrolling Interest was $18.8 million in 2013 (which includes noncontrolling interest related to discontinued operations of ($1.2) million) compared to $10.6 million in 2012. See Note 4 to our consolidated financial statements for further information.

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
Income from Equity Method Investments was $4.9 million for 2012, as compared to $0.9 million for 2011. The increase was primarily a result of income earned from our investment in ABS, which the Company made in the fourth quarter of 2011.
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
Impairment of Assets
During the third quarter of 2013, we recorded a pretax loss of $2.7 million, within Discontinued Operations, related to the impairment of goodwill in the Pan reporting unit. During the fourth quarter of 2013, we recorded a pretax loss of $0.2 million, within Special Charges, related to the impairment of intangible assets from the acquisition of Morse, Williams and Company, Inc. See Note 4 to our consolidated financial statements for further information.

At November 30, 2013, in accordance with ASC 350, “Intangibles - Goodwill and Other” ("ASC 350"), we performed our annual Goodwill impairment assessment.  We concluded that the fair value of our reporting units substantially exceeded their carrying values, with the exception of our Institutional Asset Management reporting unit, which exceeded its carrying value by 24% as of November 30, 2013, in comparison to 11% as of November 30, 2012.  The increase in excess fair value from prior year primarily reflects higher valuations attributed to asset managers, as measured by multiples of expected earnings.

The amount of Goodwill allocated to the Institutional Asset Management reporting unit was $94.7 million as of November 30, 2013, of which a portion is related to noncontrolling interest. In determining the fair value of this reporting unit, we utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 15.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a stabilization of AUM flows by the end of 2013, with AUM from client flows beginning to increase in the first half of 2014 and, over the longer term, assumes a compound annual growth rate in revenues of 13% from the trailing twelve month period ended November 30, 2013.

We used our best judgment and the information available to us at the time to perform this valuation. Because assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. We estimate that an assumed 22% decrease in forecasted AUM and related revenue throughout the entire forecasted period, would result in the fair value of the Institutional Asset Management reporting unit to be below its book value. Deterioration in these assumptions, including a period of sustained decline in the equity markets, would cause the estimated fair value of the reporting unit to decline, which may result in an impairment charge to earnings in a future period related to some portion of the associated goodwill. If a charge for impairment of goodwill in the Institutional Asset Management reporting unit were required in a future period, it would be allocated, in part, to noncontrolling interest.

Business Segments
The following data presents revenue, expenses and contributions included within continuing operations, by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2013	2012	2011	2013 v. 2012	2012 v. 2011
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Revenue	$602,256	$538,142	$406,951	12%	32%
Commission Revenue	30,741	21,450	14,892	43%	44%
Underwriting Revenue	33,809	8,646	8,754	291%	(1%)
Total Investment Banking Revenue (1)	666,806	568,238	430,597	17%	32%
Other Revenue, net (2)	3,979	(3,019)	(2,473)	NM	(22%)
Net Revenues	670,785	565,219	428,124	19%	32%
Expenses
Operating Expenses	516,921	444,510	337,886	16%	32%
Other Expenses	33,740	50,774	55,591	(34%)	(9%)
Total Expenses	550,661	495,284	393,477	11%	26%
Operating Income (3)	120,124	69,935	34,647	72%	102%
Income from Equity Method Investments	2,906	2,258	1,101	29%	105%
Pre-Tax Income	$123,030	$72,193	$35,748	70%	102%

(1)	Includes client related expenses of $15.2 million, $15.8 million and $12.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
Includes interest expense on the Senior Notes of $4.4 million, $4.3 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, and changes in amounts due pursuant to tax receivable agreements of $5.5 million for the year ended December 31, 2013.

(3)	Includes Noncontrolling Interest of $0.1 million, ($1.7) million and ($5.6) million for the years ended December 31, 2013, 2012 and 2011, respectively.
For 2013, the level of North American announced and completed M&A activity increased (decreased) 5% and (6%), respectively, compared to 2012, while the level of Global announced and completed M&A activity for 2013 decreased (6%) and (4%), respectively, compared to 2012:

	For the Years Ended December 31,			Change
	2013	2012	2011	2013 v. 2012	2012 v. 2011
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$1,095	$1,042	$1,027	5%	1%
Value of North American M&A Deals Completed	$939	$994	$984	(6%)	1%
Value of Global M&A Deals Announced	$2,342	$2,487	$2,462	(6%)	1%
Value of Global M&A Deals Completed	$2,006	$2,089	$2,397	(4%)	(13%)
Evercore Statistics **
Total Number of Fee Paying Advisory Clients	358	324	245	10%	32%
Investment Banking Fees of at Least $1 million from Advisory Clients	132	125	94	6%	33%

*	Source: Thomson Reuters January 2, 2014

**	Includes revenue generating clients only
Investment Banking Results of Operations
2013 versus 2012
Net Investment Banking Revenues were $670.8 million in 2013 compared to $565.2 million in 2012, which represented an increase of 19%. We earned advisory fees from 358 clients in 2013 compared to 324 in 2012, representing a 10% increase. We had 132 fees in excess of $1.0 million in 2013, compared to 125 in 2012, representing a 6% increase. The increase in revenues from 2012 reflects the expansion of our existing businesses, including the addition of Senior Managing Directors, and a higher number of fee paying clients and large fees. Underwriting Revenue in 2013 was higher than in 2012 primarily as a result of an increased number of underwriting transactions during 2013, including at-the-market ("ATM") offerings, which were executed for the first time in 2013. Commission Revenue in 2013 was higher than in 2012 primarily as a result of increased volume in our U.S. business. Other Revenue in 2013 was higher than in 2012 primarily as a result of changes in state and local tax rates, which resulted in a $5.5 million adjustment in amounts due pursuant to tax receivable agreements during 2013.

Operating Expenses were $516.9 million in 2013, as compared to $444.5 million in 2012, an increase of $72.4 million, or 16%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $396.8 million in 2013, as compared to $331.8 million in 2012, an increase of $65.0 million, or 20%. The increase was primarily due to higher discretionary incentive compensation, consistent with the overall increase in revenues, the expansion of our existing businesses and our new businesses and increased share-based compensation costs. Non-compensation expenses, as a component of Operating Expenses, were $120.1 million in 2013, as compared to $112.7 million in 2012, an increase of $7.4 million, or 7%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business. The increase in Investment Banking headcount has also led directly and indirectly to cost increases relating to travel, professional and regulatory fees.
Other Expenses of $33.7 million in 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $17.8 million and acquisition related compensation costs of $15.9 million. Other Expenses of $50.8 million in 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $18.6 million, acquisition related compensation costs of $28.2 million, Special Charges of $0.7 million and amortization of intangibles of $3.3 million.
2012 versus 2011
Net Investment Banking Revenues were $565.2 million in 2012 compared to $428.1 million in 2011, which represented an increase of 32%. We earned advisory fees from 324 clients in 2012, compared to 245 clients in 2011, representing a 32% increase. We had 125 fees in excess of $1.0 million 2012, compared to 94 fees in 2011, representing a 33% increase. The increase in revenues from 2011 reflects the integration of Lexicon for the full year 2012 following the acquisition in August 2011. Also contributing to the increase in revenues for 2012 was the expansion of our existing businesses, including the addition of Senior Managing Directors.
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
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2013	2012	2011	2013 v. 2012	2012 v. 2011
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$27,179	$19,823	$15,296	37%	30%
Institutional Asset Management	43,971	47,910	65,810	(8%)	(27%)
Private Equity	10,622	7,798	7,558	36%	3%
Total Investment Advisory and Management Fees	81,772	75,531	88,664	8%	(15%)
Realized and Unrealized Gains (Losses):
Institutional Asset Management	5,927	4,465	4,297	33%	4%
Private Equity	8,060	(206)	6,200	NM	NM
Total Realized and Unrealized Gains	13,987	4,259	10,497	228%	(59%)
Investment Management Revenue (1)	95,759	79,790	99,161	20%	(20%)
Other Revenue, net (2)	(1,116)	(2,636)	(3,021)	58%	13%
Net Investment Management Revenues	94,643	77,154	96,140	23%	(20%)
Expenses
Operating Expenses	81,885	78,876	89,269	4%	(12%)
Other Expenses	2,707	2,678	5,706	1%	(53%)
Total Expenses	84,592	81,554	94,975	4%	(14%)
Operating Income (Loss) (3)	10,051	(4,400)	1,165	NM	NM
Income (Loss) from Equity Method Investments (4)	5,420	2,594	(182)	109%	NM
Pre-Tax Income (Loss)	$15,471	$(1,806)	$983	NM	NM

(1)	Includes transaction-related client reimbursements of $0.1 million, $0.5 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
Includes interest expense on the Senior Notes of $3.7 million, $3.6 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, and changes in amounts due pursuant to tax receivable agreements of $1.4 million for the year ended December 31, 2013.

(3)	Includes Noncontrolling Interest of $1.1 million, $0.4 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(4)	Equity in G5 ǀ Evercore, ABS and Pan is classified as Income from Equity Method Investments. The Company's investment in Pan was consolidated during the first quarter of 2013.

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
In June 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico.  See Note 9 of our consolidated financial statements for further information.
ECP II earns management fees of 1% of invested capital through December 21, 2013, the technical termination of the fund. No management fees were earned by the Company in 2013. We earn management fees on EMCP II and EMCP III of 2.0% per annum of committed capital during its investment period, and 2.0% per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the general partner of ECP II. A significant portion of any gains recognized related to ECP II, EMCP II and EMCP III, and any carried interest recognized by them, are distributed to certain of our private equity professionals.
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of December 31, 2013, we had $2.7 million of previously received carried interest that may be subject to repayment.
We made investments accounted for under the equity method of accounting in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.
Assets Under Management

AUM for our Investment Management business of $13.6 billion at December 31, 2013 increased from $12.1 billion at December 31, 2012. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 63% and 60% of Level I investments and 37% and 40% of Level II investments as of December 31, 2013 and December 31, 2012, respectively, and Institutional Asset Management maintained 91% and 89% of Level I investments and 9% and 11% of Level II investments as of December 31, 2013 and December 31, 2012, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.

The fees that we receive for providing investment advisory and management services are primarily driven by the level and composition of AUM. Accordingly, client flows, market movements, foreign currency fluctuations and changes in our product mix will impact the level of management fees we receive from our investment management businesses. Fees vary with the type of assets managed and the channel in which they are managed, with higher fees earned on equity assets, alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products. Clients will increase or reduce the aggregate amount of AUM that we manage for a number of reasons, including changes in the level of assets that they have available for investment purposes, their overall asset allocation strategy, our relative performance versus competitors offering similar investment products and the quality of our service. The fees we earn are also impacted by our investment performance, as the appreciation or depreciation in the value of the assets that we manage directly impacts our fees.

The following table summarizes AUM activity for the years ended December 31, 2013 and 2012:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2011	$3,240	$9,173	$605	$13,018
Inflows	1,301	1,362	96	2,759
Outflows	(234)	(4,437)	(263)	(4,934)
Market Appreciation	240	992	—	1,232
Balance at December 31, 2012	$4,547	$7,090	$438	$12,075
Inflows	641	2,160	105	2,906
Outflows	(790)	(2,223)	(158)	(3,171)
Market Appreciation	476	1,347	—	1,823
Balance at December 31, 2013	$4,874	$8,374	$385	$13,633

Unconsolidated Affiliates - Balance at December 31, 2013:
G5 ǀ Evercore	$2,146	$—	$—	$2,146
ABS	$—	$4,086	$—	$4,086
Note: Amounts above exclude AUM associated with Pan. Results for Pan were reclassified to Discontinued Operations during the third quarter of 2013.

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of December 31, 2013:

	Wealth Management	Institutional Asset Management
Equities	54%	70%
Fixed Income	36%	27%
Liquidity (1)	7%	2%
Alternatives	3%	1%
Total	100%	100%
(1) Includes cash and cash equivalents and U.S. treasury securities.

Our Wealth Management business serves individuals, families and related institutions delivering customized investment management, financial planning, and trust and custody services. Investment portfolios are tailored to meet the investment objectives of individual clients and reflect a blend of equity, fixed income and other products. Fees charged to clients reflect the composition of the assets managed and the services provided. Investment performance in the Wealth Management businesses is measured against appropriate indices based on the AUM, most frequently the S&P 500 and a composite fixed income index principally reflecting BarCap and MSCI indices.

In 2013, AUM for Wealth Management increased 7%, reflecting a 10% increase due to market appreciation partially offset by a 3% decrease due to flows. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by 8% and 1%, respectively, during the period and tracked the fixed income composite. For the period, the S&P 500 was up 32%, while the fixed income composite declined by 1%.

In 2012, AUM for Wealth Management increased 40%, reflecting a 33% increase due to flows and 7% for market appreciation. Positive flows of $1.1 billion were made up of $0.6 billion of AUM associated with the acquisition of Mt. Eden during the fourth quarter of 2012 and $0.5 billion reflecting net client inflows. Wealth Management had positive performance in 2012, but it lagged the S&P 500 on a 1 and 3 year basis by 5% and 2%, respectively, and outperformed the fixed income composite. For the year, the S&P 500 was up 16%, while the fixed income composite was up 3%.

Our Institutional Asset Management business reflects assets managed by Atalanta Sosnoff and ECB. Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products, while, ECB primarily manages Mexican Government and Corporate fixed income securities. ECB also began to manage equity products in 2009.

Atalanta Sosnoff principally utilizes the S&P 500 Index as a benchmark in reviewing their performance and managing their investment decisions, while ECB utilizes the IPC Index, which is a capitalization weighted index of leading equities traded on the Mexican Stock Exchange and the Cetes 28 Index, which is an index of Treasury Bills issued by the Mexican Government.

In 2013, AUM for Institutional Asset Management increased 18%, reflecting a 19% increase for market appreciation partially offset by a 1% decrease due to flows. The increase in AUM driven by market appreciation principally reflects the significant increase in the S&P 500 for the period and Atalanta Sosnoff’s outperformance versus the index by 3%. Market appreciation for the period also reflects ECB outperforming the indices in all strategies. Negative flows of $0.1 billion primarily relate to equity products. While AUM for Atalanta Sosnoff decreased, as their three year performance continued to lag the benchmark and equity, AUM for ECB increased, reflecting strong investment performance and the continued marketing efforts to expand the market share of the business.

In 2012, AUM for Institutional Asset Management declined 23%, reflecting a 34% decrease due to flows partially offset by an 11% increase for market appreciation. Negative flows of $3.1 billion were principally related to Atalanta Sosnoff, which had annualized performance that lagged the S&P 500 by 9% for the two year period ending December 31, 2011. The market appreciation in 2012 reflects ECB outperforming the indices in all strategies, as well as the impact of foreign exchange, and Atalanta Sosnoff returning 16% for the year, matching the S&P 500.

Our Private Equity business includes the assets of funds which our Private Equity professionals manage. These funds include ECP II, Discovery Americas I, L.P., EMCP II and EMCP III. AUM for Private Equity reflects net outflows in 2013 and 2012 primarily related to increased capital commitments associated with the launch of EMCP III, offset by returns of invested capital at ECP II.

AUM from our unconsolidated affiliates increased from 2012 primarily related to positive performance in ABS.

2013 versus 2012

Net Investment Management Revenues were $94.6 million in 2013, compared to $77.2 million in 2012. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 8% from 2012, primarily reflecting an increase in AUM in Wealth Management, which includes our acquisition of Mt. Eden in December 2012 and higher fees from Private Equity. Fee-based revenues included $0.5 million of revenues from performance fees during 2013 compared to $0.5 million in 2012. Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by realized and unrealized gains on portfolio companies in Mexico, as well as additional carried interest earned from Trilantic Fund IV, and increased gains in Institutional Asset Management. Income (Loss) from Equity Method Investments increased from 2012 primarily as a result of an increase in earnings from our investment in ABS. Other Revenue in 2013 was higher than in 2012 primarily as a result of changes in state and local tax rates, which resulted in a $1.4 million adjustment in amounts due pursuant to tax receivable agreements during 2013.
Operating Expenses were $81.9 million in 2013, as compared to $78.9 million in 2012, an increase of $3.0 million, or 4%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $53.1 million in 2013, as compared to $49.7 million in 2012, an increase of $3.4 million, or 7%. The increase was due primarily to higher discretionary incentive compensation, consistent with the overall increase in revenues and our acquisition of Mt. Eden in December 2012. Non-compensation expenses, as a component of Operating Expenses, were $28.8 million in 2013, as compared to $29.2 million in 2012, a decrease of $0.4 million, or 1%.
Other Expenses of $2.7 million in 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $2.2 million, Special Charges of $0.2 million and amortization of intangibles of $0.3 million. Other Expenses of $2.7 million in 2012 included compensation costs associated with the vesting of LP Units and certain other awards of $2.4 million and amortization of intangibles of $0.3 million.
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

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$72,022	$39,479	$10,531
Non-cash charges	149,933	126,336	122,250
Other operating activities	(23,241)	(5,657)	15,055
Operating activities	198,714	160,158	147,836
Investing activities	(8,864)	24,917	(77,344)
Financing activities	(149,796)	(110,012)	(25,081)
Effect of exchange rate changes	(1,032)	1,463	(3,843)
Net Increase in Cash and Cash Equivalents	39,022	76,526	41,568
Cash and Cash Equivalents
Beginning of Period	259,431	182,905	141,337
End of Period	$298,453	$259,431	$182,905

2013. Cash and Cash Equivalents were $298.5 million at December 31, 2013, an increase of $39.0 million versus Cash and Cash Equivalents of $259.4 million at December 31, 2012. Operating activities resulted in a net inflow of $198.7 million, primarily related to earnings. Cash of $8.9 million was used in investing activities primarily related to net purchases of marketable securities and investments and purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $149.8 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, as well as treasury stock and noncontrolling interest purchases.

2012. Cash and Cash Equivalents were $259.4 million at December 31, 2012, an increase of $76.5 million versus Cash and Cash Equivalents of $182.9 million at December 31, 2011. Operating activities resulted in a net inflow of $160.2 million, primarily related to earnings. Cash of $24.9 million was provided by investing activities primarily related to net proceeds from maturities and sales of our marketable securities, offset by fixed assets purchased, primarily related to new office space in the UK, and cash paid for acquisitions. Financing activities during the period used cash of $110.0 million, primarily for the payment of dividends, distributions to noncontrolling interest holders and treasury stock purchases.
2011. Cash and Cash Equivalents were $182.9 million at December 31, 2011, an increase of $41.6 million versus Cash and Cash Equivalents of $141.3 million at December 31, 2010. Operating activities resulted in a net inflow of $147.8 million, primarily related to earnings excluding non-cash charges, which reflect share-based compensation and other deferred compensation. Cash of $77.3 million was used in investing activities primarily due to cash paid for acquisitions and the Company’s investment in ABS, made during the fourth quarter of 2011, offset by net proceeds from sales and maturities of Marketable Securities. Financing activities during the period used cash of $25.1 million, primarily for the purchase of LP Units, payment of dividends, distributions to Members of Evercore LP and treasury stock purchases offset by the issuance and sale of Class A Shares.

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
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.

In October 2013 our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 5 million Class A Shares and/or LP Units for up to $250.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.
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
During 2013, we repurchased 1,490,473 shares and LP Units for $55.3 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2013, we repurchased 983,108 shares for $38.5 million primarily related to minimum tax withholding requirements of share deliveries.
During 2013, we purchased, at fair value, all of the noncontrolling interest in ETC for $7.9 million. This purchase was settled on July 19, 2013.
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
Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of December 31, 2013, we were in compliance with all of these covenants.
We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
In 2013, we established a $25.0 million line of credit with First Republic Bank for funding working capital and other corporate activities.  This facility is secured with certain of our Accounts Receivable outstanding from the date of the agreement and/or restricted cash included in Other Assets on the Consolidated Statements of Financial Condition.  The interest rate on this facility is the U.S. prime rate.  There were no monies drawn on this facility as of December 31, 2013. On February 5, 2014 $25.0 million was drawn on this facility.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $11.5 million and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant monies drawn on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
Pursuant to deferred compensation and deferred consideration arrangements, we are obligated to make cash payments in future periods. For further information see Note 17 to our consolidated financial statements.
Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 19 to our consolidated financial statements.
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.8 years, as of December 31, 2013, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
ECB has procedures in place to monitor the daily risk limits for positions taken, as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is Value at Risk (“VaR”), which is a statistical measure, at a 98% confidence level, of the potential daily losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year’s historical data. ECB’s Risk Management Committee (the “Committee”) has established a policy to maintain VaR at levels below 0.1% of the value of the portfolio. If at any point in time the threshold is exceeded, ECB personnel are alerted by an automated interface with ECB’s trading systems and begin to make adjustments in the portfolio in order to mitigate the risk and bring the portfolio in compliance. Concurrently, ECB personnel must notify the Committee of the variance and the actions taken to reduce the exposure to loss.
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

As of December 31, 2013 and 2012, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31, 2013		December 31, 2012
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$56,311		$120,594
Securities Purchased Under Agreements to Resell	19,134	$19,112	—	$—
Total Assets	75,445		120,594
Liabilities
Securities Sold Under Agreements to Repurchase	(75,563)	$(75,708)	(120,787)	$(121,029)
Net Liabilities	$(118)		$(193)
Risk Measures
VaR	$7		$37
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(35)		$(212)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$35		$212

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2013:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating Lease Obligations	$169,536	$20,489	$40,298	$37,017	$71,732
Tax Receivable Agreements	184,643	8,872	29,928	33,330	112,513
Notes Payable, Including Interest	163,680	6,240	12,480	12,480	132,480
Investment Banking Commitments	27,163	25,532	1,631	—	—
Investment Management Commitments	9,944	9,944	—	—	—
Total	$554,966	$71,077	$84,337	$82,827	$316,725
As of December 31, 2013, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740, hence, unrecognized tax benefits have been excluded from the above commitments and contractual obligations.
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to the private equity funds of $9.9 million ($4.3 million of which relates to a capital commitment to Trilantic that the Company agreed to in April 2013) and $7.1 million as of December 31, 2013 and 2012, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally includes noncontrolling interests held by the principals of EWM and Atalanta Sosnoff, decreased from $49.7 million as of December 31, 2012 to $36.8 million as of December 31, 2013, as recorded on our Consolidated Statements of Financial Condition. The decrease resulted primarily from the exchange of Trilantic's LP Units into

Class A Shares in October 2013, which resulted in a $16.4 million decrease in Redeemable Noncontrolling Interest on the Consolidated Statement of Financial Condition as of December 31, 2013, partially offset by a $3.0 million increase related to noncontrolling interests held by the principals of EWM. The value of the redeemable noncontrolling interests held by the principals of EWM (“EWM Units”) increased from 2012 primarily as a result of higher valuations attributed to asset managers in 2013, as measured by multiples of expected earnings, as well as higher AUM and earnings in EWM. During 2012, several factors resulted in a $28.7 million increase in the EWM Units. These factors included: (1) $2.7 million from the issuance of 1,486 EWM Units in connection with the Mt. Eden acquisition by EWM in December of 2012, at the fair value of $1,812 per unit, (2) $19.8 million from the expiration of key-man life insurance policies held by EWM on the holders of 10,950 EWM Units, valued at $1,812 per unit, causing the units to be reclassified from noncontrolling interest included in permanent equity to Redeemable Noncontrolling Interest included in mezzanine equity and (3) $6.2 million from the increase in the fair value of the EWM Units outstanding at the beginning of the year. This increase in value arose from increases in anticipated levels of profitability resulting from the acquisition of Mt. Eden, resulting in a broader and more viable wealth management platform, from expected cost synergies from the Mt Eden acquisition and from organic growth in AUM held by the Company prior to the Mt. Eden acquisition during 2012. Accordingly, the Company reflected the $28.7 million increase in Redeemable Noncontrolling Interest as a reduction of Noncontrolling Interest of $3.6 million, representing the historical value of the related EWM Units, and as a reduction of Additional Paid-in-Capital of $25.1 million, on the Consolidated Statement of Financial Condition as of December 31, 2012. See Note 15 to our consolidated financial statements for further information.
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
Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM and G5 ǀ Evercore. These funds principally hold readily-marketable investment securities. As of December 31, 2013, the fair value of our investments with these products, based on closing prices, was $11.4 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.1 million for the year ended December 31, 2013.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.4 million for the year ended December 31, 2013.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Partners Limited's ("Evercore Europe") revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2013, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Consolidated Statement of Comprehensive Income was ($0.7) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
Credit Risks
We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of December 31, 2013 and 2012, total receivables amounted to $83.3 million and $89.1 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the years ended December 31, 2013 and 2012.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly rated corporate and municipal bonds, mutual funds and Securities Investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2013, we had Marketable Securities of $43.4 million, of which 52% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.

Critical Accounting Policies and Estimates
The consolidated financial statements included in this report are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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
Placement fee revenues are attributable to capital raising on both a primary and secondary basis. We recognize placement advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter.
Underwriting revenues are attributable to public and private offerings of equity and debt securities and are recognized when the offering has been deemed to be completed by the lead manager of the underwriting group, pursuant to applicable regulatory rules. When the offering is completed, we recognize the applicable management fee, selling concession and underwriting fee, the latter net of estimated offering expenses.
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
Valuation
The valuation of our investments in securities and of our financial investments in the funds we manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Effective January 1, 2008, we adopted ASC 820, which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 10 to the consolidated financial statements for further information. Level I investments include financial instruments owned and pledged as collateral and readily-marketable equity securities. Level II investments include our investments in corporate and municipal bonds and other debt securities. We did not have any Level III investments as of December 31, 2013.
We adopted ASC 825, “Financial Instruments”, which permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We have not elected to apply the fair value option to any specific financial assets or liabilities.
Certain of our commitments related to our redeemable noncontrolling interests, included within Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition, are initially recorded at fair value and may be subject to periodic adjustment to reflect changes in the estimate of the amount due.
Marketable Securities
Investments in corporate and municipal bonds and other debt securities are accounted for as available-for-sale under ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated Statements of Operations. We invest in readily-marketable debt and equity securities which are managed by EWM and G5 ǀ Evercore. These securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on these securities are included in the Consolidated Statements of Operations in Investment Management Revenue. Marketable Securities also include investments in municipal bonds and mutual funds, which are carried at fair value, with changes in fair value recorded in Other Revenue on the Consolidated Statements of Operations.
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
Equity Compensation
Share-Based Payments – We account for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) issued ASC 718, “Compensation – Stock Compensation” ("ASC 718"). We grant employees event-based awards and performance-based awards that vest upon the occurrence of certain events or performance criteria being achieved. Compensation cost is accrued if it is probable that the event or performance condition will be achieved and is not accrued if it is not probable that the event or performance condition will be achieved. Significant judgment is required in determining the probability an event’s occurrence or that the performance criteria will be achieved. The fair value of awards that vest from one to five years are amortized over the vesting period or requisite substantive service period, as required by ASC 718. See Note 17 to the consolidated financial statements herein for further information.
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
ASC 740 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. This standard also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 20 to our consolidated financial statements herein in regard to the impact of the adoption of this standard on the consolidated financial statements.
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company’s historic and projected future taxable income for its U.S. and foreign operations. In 2013 and 2012, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. Prior to 2012 the Company concluded that the net deferred tax assets of certain foreign subsidiaries required a full valuation allowance as it was not more-likely-than-not to be recoverable. During 2012, sufficient positive evidence existed to support the reversal of the entire valuation allowance on those foreign subsidiaries. See Note 20 to the consolidated financial statements herein for further information.
The Company estimates that Evercore Partners Inc. must generate approximately $674.5 million of future taxable income to realize the U.S. deferred tax asset balance of approximately $262.9 million. The deferred tax balance is expected to reverse over a period ranging of 5 to 15 taxable years. The Company evaluated Evercore Partners Inc.’s historical U.S. taxable income, which has averaged approximately $28.4 million per year, as well as the current anticipated profitability of approximately $80.3 million and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company will have an additional 20 years to utilize any net operating loss carry forwards created, as well as the relevant net operating loss carry back period in effect at the time of a taxable loss.
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
Impairment of Assets
In accordance with ASC 350, we test Goodwill for impairment annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our reporting units and to project future earnings using valuation techniques. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Intangible assets with finite lives are amortized over their estimated useful lives which are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable as prescribed by ASC 360, “Property, Plant, and Equipment”.
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

As of November 30, 2013 and 2012, we concluded that the fair value of our Institutional Asset Management reporting unit exceeded its carrying value by 24% and 11%, respectively, and the fair values of our other reporting units substantially exceeded their carrying values. For further information see “Impairment of Assets” in “Results of Operations”.
In addition to Goodwill and Intangible Assets, we annually assess our Equity Method Investments for impairment (or more frequently if circumstances indicate impairment may have occurred) per ASC 323-10-35 “Subsequent Measurement”. We recorded impairment charges of $2.9 million for Goodwill and Intangible Assets during 2013. See Note 4 to our consolidated financial statements for further information. We concluded there was no other impairment of Goodwill, Intangible Assets and Equity Method Investments during the year ended December 31, 2013.
Recently Issued Accounting Standards
ASU 2011-11 – In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 provides amendments to ASC No. 210, “Balance Sheet”, which are intended to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which provides amendments that clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC No. 815, “Derivatives and Hedging”, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions. The amendments in these updates are effective retrospectively for interim and annual periods beginning after January 1, 2013. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2013-05 – In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides amendments to ASC No. 830, “Foreign Currency Matters”, which are intended to resolve diversity in practice by clarifying the guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments also clarify the guidance for the release of the cumulative translation adjustment into net income for business combinations achieved in stages involving a foreign entity. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-05 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2013-08 – In June 2013, the FASB issued ASU No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 provides amendments to ASC No. 946, “Financial Services - Investment Companies”, which modify the guidance for the assessment of whether an entity is an investment company and provide additional implementation guidance for the assessment. The amendments also require fair value measurement rather than equity method accounting for noncontrolling ownership interests in other investment companies, and require additional disclosures about an entity's status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption prohibited. The adoption of ASU 2013-08 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2013-11 – In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides amendments to ASC No. 740, “Income Taxes”, which clarify the guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Evercore Partners Inc.:
We have audited the accompanying consolidated statements of financial condition of Evercore Partners Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Evercore Partners Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 28, 2014

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2013	2012
Assets
Current Assets
Cash and Cash Equivalents	$298,453	$259,431
Marketable Securities	43,407	36,545
Financial Instruments Owned and Pledged as Collateral at Fair Value	56,311	120,594
Securities Purchased Under Agreements to Resell	19,134	—
Accounts Receivable (net of allowances of $2,436 and $3,886 at December 31, 2013 and 2012, respectively)	83,347	89,098
Receivable from Employees and Related Parties	9,233	5,166
Deferred Tax Assets - Current	11,271	9,214
Other Current Assets	16,703	6,699
Total Current Assets	537,859	526,747
Investments	114,084	110,897
Deferred Tax Assets - Non-Current	251,613	229,449
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $25,992 and $19,880 at December 31, 2013 and 2012, respectively)	27,832	29,777
Goodwill	189,274	188,684
Intangible Assets (net of accumulated amortization of $27,538 and $20,002 at December 31, 2013 and 2012, respectively)	26,731	35,397
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	23,190	14,067
Total Assets	$1,180,783	$1,145,218
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$157,856	$138,187
Accounts Payable and Accrued Expenses	18,365	17,909
Securities Sold Under Agreements to Repurchase	75,563	120,787
Payable to Employees and Related Parties	19,524	12,964
Taxes Payable	4,713	20,304
Other Current Liabilities	8,138	10,755
Total Current Liabilities	284,159	320,906
Notes Payable	103,226	101,375
Amounts Due Pursuant to Tax Receivable Agreements	175,771	165,350
Other Long-term Liabilities	17,664	17,111
Total Liabilities	580,820	604,742
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interest	36,805	49,727
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 40,772,434 and 35,040,501 issued at December 31, 2013 and 2012, respectively, and 33,069,534 and 29,576,986 outstanding at December 31, 2013 and 2012, respectively)	408	350
Class B, par value $0.01 per share (1,000,000 shares authorized, 42 and 43 issued and outstanding at December 31, 2013 and 2012, respectively)	—	—
Additional Paid-In-Capital	799,233	654,275
Accumulated Other Comprehensive Income (Loss)	(10,784)	(9,086)
Retained Earnings (Deficit)	(59,896)	(77,079)
Treasury Stock at Cost (7,702,900 and 5,463,515 shares at December 31, 2013 and 2012, respectively)	(226,380)	(139,954)
Total Evercore Partners Inc. Stockholders' Equity	502,581	428,506
Noncontrolling Interest	60,577	62,243
Total Equity	563,158	490,749
Total Liabilities and Equity	$1,180,783	$1,145,218

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues
Investment Banking Revenue	$666,806	$568,238	$430,597
Investment Management Revenue	95,759	79,790	99,161
Other Revenue, Including Interest	16,868	9,646	13,897
Total Revenues	779,433	657,674	543,655
Interest Expense	14,005	15,301	19,391
Net Revenues	765,428	642,373	524,264
Expenses
Employee Compensation and Benefits	485,794	430,415	357,680
Occupancy and Equipment Rental	34,708	34,673	23,497
Professional Fees	36,450	35,506	33,516
Travel and Related Expenses	31,937	28,473	23,172
Communications and Information Services	13,373	11,445	8,303
Depreciation and Amortization	14,537	16,834	17,746
Special Charges	170	662	3,894
Acquisition and Transition Costs	58	840	3,465
Other Operating Expenses	18,226	17,990	17,179
Total Expenses	635,253	576,838	488,452
Income Before Income from Equity Method Investments and Income Taxes	130,175	65,535	35,812
Income from Equity Method Investments	8,326	4,852	919
Income Before Income Taxes	138,501	70,387	36,731
Provision for Income Taxes	63,689	30,908	22,724
Net Income from Continuing Operations	74,812	39,479	14,007
Discontinued Operations
Income (Loss) from Discontinued Operations	(4,260)	—	(4,198)
Provision (Benefit) for Income Taxes	(1,470)	—	(722)
Net Income (Loss) from Discontinued Operations	(2,790)	—	(3,476)
Net Income	72,022	39,479	10,531
Net Income Attributable to Noncontrolling Interest	18,760	10,590	3,579
Net Income Attributable to Evercore Partners Inc.	$53,262	$28,889	$6,952
Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$54,799	$28,805	$7,834
From Discontinued Operations	(1,605)	—	(966)
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$53,194	$28,805	$6,868
Weighted Average Shares of Class A Common Stock Outstanding
Basic	32,208	29,275	26,019
Diluted	38,481	32,548	29,397
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$1.70	$0.98	$0.30
From Discontinued Operations	(0.05)	—	(0.04)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$1.65	$0.98	$0.26
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$1.42	$0.89	$0.27
From Discontinued Operations	(0.04)	—	(0.04)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$1.38	$0.89	$0.23

Dividends Declared per Share of Class A Common Stock	$0.91	$0.82	$0.74

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net Income	$72,022	$39,479	$10,531
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities, net	(1,236)	454	(1,964)
Foreign Currency Translation Adjustment Gain (Loss), net	(690)	3,787	(8,119)
Other Comprehensive Income (Loss)	(1,926)	4,241	(10,083)
Comprehensive Income	70,096	43,720	448
Comprehensive Income Attributable to Noncontrolling Interest	18,532	11,859	1,361
Comprehensive Income (Loss) Attributable to Evercore Partners Inc.	$51,564	$31,861	$(913)

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2010	21,497,691	$215	$400,719	$(4,193)	$(61,504)	(1,514,045)	$(34,538)	$66,542	$367,241
Net Income	—	—	—	—	6,952	—	—	3,579	10,531
Other Comprehensive Income (Loss)	—	—	—	(7,865)	—	—	—	(2,218)	(10,083)
Treasury Stock Purchases	—	—	—	—	—	(1,586,780)	(45,105)	—	(45,105)
Proceeds from Equity Offering, Net of Direct Expenses	5,364,991	54	167,880	—	—	—	—	—	167,934
Evercore LP Units Purchased or Converted into Class A Common Stock	422,843	4	(67,264)	—	—	—	—	(12,268)	(79,528)
Equity-based Compensation Awards	3,728,740	37	67,395	—	—	—	—	21,057	88,489
Shares Issued as Consideration for Acquisitions and Investments	—	—	—	—	—	27,867	636	—	636
Dividends and Equivalents	—	—	2,805	—	(22,151)	—	—	—	(19,346)
Noncontrolling Interest (Note 15)	—	—	3,587	—	—	—	—	(18,530)	(14,943)
Balance at December 31, 2011	31,014,265	310	575,122	(12,058)	(76,703)	(3,072,958)	(79,007)	58,162	465,826
Net Income	—	—	—	—	28,889	—	—	10,590	39,479
Other Comprehensive Income	—	—	—	2,972	—	—	—	1,269	4,241
Treasury Stock Purchases	—	—	—	—	—	(2,610,505)	(66,588)	—	(66,588)
Evercore LP Units Purchased or Converted into Class A Common Stock	2,107,753	21	16,499	—	—	—	—	(9,867)	6,653
Equity-based Compensation Awards	1,918,483	19	78,923	—	—	—	—	21,697	100,639
Shares Issued as Consideration for Acquisitions and Investments	—	—	2,618	—	—	219,948	5,641	—	8,259
Dividends and Equivalents	—	—	4,969	—	(29,265)	—	—	—	(24,296)
Noncontrolling Interest (Note 15)	—	—	(23,856)	—	—	—	—	(19,608)	(43,464)
Balance at December 31, 2012	35,040,501	350	654,275	(9,086)	(77,079)	(5,463,515)	(139,954)	62,243	490,749
Net Income	—	—	—	—	53,262	—	—	18,760	72,022
Other Comprehensive Income (Loss)	—	—	—	(1,698)	—	—	—	(228)	(1,926)
Treasury Stock Purchases	—	—	—	—	—	(2,281,326)	(87,620)	—	(87,620)
Evercore LP Units Purchased or Converted into Class A Common Stock	2,913,266	29	28,986	—	—	—	—	(21,414)	7,601
Equity-based Compensation Awards	2,818,667	29	100,058	—	—	2,600	65	20,365	120,517
Shares Issued as Consideration for Acquisitions and Investments	—	—	365	—	—	39,341	1,129	—	1,494
Dividends and Equivalents	—	—	5,989	—	(36,079)	—	—	—	(30,090)
Noncontrolling Interest (Note 15)	—	—	9,560	—	—	—	—	(19,149)	(9,589)
Balance at December 31, 2013	40,772,434	$408	$799,233	$(10,784)	$(59,896)	(7,702,900)	$(226,380)	$60,577	$563,158

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net Income	$72,022	$39,479	$10,531
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(2,172)	756	(4,069)
Equity Method Investments	(1,454)	(2,672)	(919)
Equity-Based and Other Deferred Compensation	121,608	115,632	94,253
Depreciation, Amortization and Accretion	16,699	18,784	20,401
Bad Debt Expense	2,099	1,803	1,558
Adjustment to Tax Receivable Agreements	(6,905)	—	—
Deferred Taxes	20,058	(7,967)	11,026
Decrease (Increase) in Operating Assets:
Marketable Securities	234	674	461
Financial Instruments Owned and Pledged as Collateral at Fair Value	65,045	16,056	(91,056)
Securities Purchased Under Agreements to Resell	(19,578)	2,278	123,559
Accounts Receivable	1,460	(37,111)	2,749
Receivable from Employees and Related Parties	(4,542)	2,627	(4,275)
Other Assets	(19,945)	15,485	(144)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	12,435	2,967	32,128
Accounts Payable and Accrued Expenses	258	466	1,499
Securities Sold Under Agreements to Repurchase	(45,543)	(18,413)	(32,283)
Payables to Employees and Related Parties	4,451	(2,429)	(7,067)
Taxes Payable	(15,591)	13,694	(1,777)
Other Liabilities	(1,925)	(1,951)	(8,739)
Net Cash Provided by Operating Activities	198,714	160,158	147,836
Cash Flows From Investing Activities
Investments Purchased	(3,012)	(2,161)	(48,575)
Distributions of Private Equity Investments	1,300	1,192	1,211
Marketable Securities:
Proceeds from Sales and Maturities	31,106	67,958	80,678
Purchases	(35,187)	(23,499)	(71,599)
Cash Paid for Acquisitions, net of Cash Acquired	218	(6,743)	(30,397)
Proceeds from Sale of Business	1,198	—	—
Change in Restricted Cash	—	2,111	—
Purchase of Furniture, Equipment and Leasehold Improvements	(4,487)	(13,941)	(8,662)
Net Cash Provided by (Used In) Investing Activities	(8,864)	24,917	(77,344)
Cash Flows From Financing Activities
Payments for Settlement of Debt and Capital Lease Obligations	—	(1,047)	(8,335)
Issuance of Noncontrolling Interests	3,589	469	1,009
Distributions to Noncontrolling Interests	(18,950)	(16,528)	(19,087)
Payments Under Tax Receivable Agreement	(7,651)	—	—
Cash Paid for Deferred and Contingent Consideration	(3,396)	(3,000)	(13,486)
Proceeds from Equity Offering, Net of Direct Expenses	—	—	168,140
Purchase of Treasury Stock and Noncontrolling Interests	(102,277)	(66,983)	(140,242)
Excess Tax Benefits Associated with Equity-Based Awards	8,979	1,451	6,266
Dividends - Class A Stockholders	(30,090)	(24,296)	(19,346)
Other	—	(78)	—
Net Cash Provided by (Used in) Financing Activities	(149,796)	(110,012)	(25,081)
Effect of Exchange Rate Changes on Cash	(1,032)	1,463	(3,843)
Net Increase in Cash and Cash Equivalents	39,022	76,526	41,568
Cash and Cash Equivalents-Beginning of Period	259,431	182,905	141,337
Cash and Cash Equivalents-End of Period	$298,453	$259,431	$182,905

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$12,807	$13,962	$17,914
Payments for Income Taxes	$57,178	$9,569	$13,957
Furniture, Equipment and Leasehold Improvements Accrued	$1,060	$267	$1,293
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$(12,985)	$27,376	$(3,942)
Dividend Equivalents Issued	$5,989	$4,969	$2,805
Notes Exchanged for Equity in Subsidiary	$1,042	$—	$—
Settlement of Contingent Consideration	$2,494	$—	$—
Receipt of Marketable Securities in Settlement of Accounts Receivable	$2,728	$—	$—

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization
Evercore Partners Inc. and subsidiaries (the “Company”) is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership (“Evercore LP”). Subsequent to the Company’s initial public offering (“IPO”), the Company became the sole general partner of Evercore LP. The Company operates from its offices in the United States, the United Kingdom, Mexico, Hong Kong, Canada, Singapore and, through its affiliate G5 Holdings S.A. (“G5 ǀ Evercore”), in Brazil.
The Investment Banking business includes the advisory business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings and raises funds for financial sponsors and provides advisory services focused on secondary transactions for private funds interests. The Investment Banking business also includes the Institutional Equities business through which the Company offers equity research and agency-based equity securities trading for institutional investors.
The Investment Management business includes the institutional asset management business through which the Company, directly and through affiliates, manages financial assets for sophisticated institutional investors and provides independent fiduciary services to corporate employee benefit plans and high net-worth individuals, the wealth management business through which the Company provides investment advisory and wealth management services for high net-worth individuals and associated entities, and the private equity business through which the Company, directly and through affiliates, manages private equity funds.

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
Investment Banking Revenue – The Company earns investment banking fees from clients for providing advisory services on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. The Company’s Investment Banking services also include services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. It is the Company’s accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collection is reasonably assured. The Company records Investment Banking Revenue on the Consolidated Statements of Operations for the following:
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
Placement Fees – Placement fee revenues are attributable to capital raising on both a primary and secondary basis. The Company recognizes placement advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter.
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
Management fees for private equity funds are contractual and are typically based on committed capital during the private equity funds’ investment period, and on invested capital, thereafter. Management fees are recognized ratably over the period during which services are provided. The management fees may provide for a management fee offset for certain portfolio company fees the Company earns. The Company also records performance fee revenue from the private equity funds when the returns on the private equity funds’ investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Performance fees are recorded as revenue as earned pursuant to the underlying agreements and policy elections of affiliated investment managers.
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
Other Revenue, Including Interest and Interest Expense – Other Revenue, Including Interest and Interest Expense is derived primarily from financing transactions. These transactions are principally repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase transaction. Other Revenue, Including Interest and Interest Expense also includes interest expense associated with the $120,000 principal amount of senior unsecured notes (“Senior Notes”), as well as income earned on marketable securities and cash deposited with financial institutions and changes in amounts due pursuant to the Company's tax receivable agreements.
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
ASC 810, “Consolidation" (“ASC 810”) requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Noncontrolling Interest is presented as a component of Total Equity on the Consolidated Statements of Financial Condition and below Net Income on the Consolidated Statements of Operations. In addition, there is an

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

allocation of the components of Total Comprehensive Income between controlling interests and noncontrolling interests for the years ended December 31, 2013, 2012 and 2011.
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
Investments – The Company’s investments include investments in private equity partnerships, the Company’s equity interests in G5 ǀ Evercore, ABS Investment Management, LLC (“ABS”) and Evercore Pan-Asset Capital Management (“Pan”, consolidated on March 15, 2013 and sold on December 3, 2013), which are accounted for under the equity method of accounting and Trilantic Capital Partners ("Trilantic").
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
Affiliates – The Company’s equity interests in G5 ǀ Evercore, ABS and Pan (consolidated on March 15, 2013 and sold on December 3, 2013) include its share of the income (losses) within Income (Loss) from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.
The Company assesses its Equity Method Investments annually for impairment, or more frequently if circumstances indicate impairment may have occurred.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

The Company also maintains an investment in Trilantic. See Note 9 for further information.
Goodwill and Intangible Assets – Goodwill is tested for impairment annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether any goodwill recorded by its applicable reporting unit is impaired by comparing the fair value of each reporting unit with its respective carrying amount. For acquired businesses, contingent consideration is recognized and measured at fair value as of the acquisition date and at subsequent reporting periods.
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by ASC 360, “Property, Plant, and Equipment” ("ASC 360").
The Company tests goodwill for impairment at the reporting unit level. In determining the fair value for each reporting unit the Company utilizes either a market multiple approach or a discounted cash flow methodology based on the adjusted cash flows from operations, or a weighted combination of both a market multiple approach and discounted cash flow methodology. The market multiple approach includes applying the average earnings multiples of comparable public companies for their respective reporting unit multiplied by the forecasted earnings of the respective reporting unit to yield an estimate of fair value. The discounted cash flow methodology begins with the forecasted adjusted cash flows from each of the reporting units and uses a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.
See Note 4 for further information.
Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), severance, deferred cash and share-based compensation. Cash bonuses are accrued over the respective service periods to which they relate and deferred cash and share-based bonuses are expensed prospectively over their requisite service period.
Share-Based Payments –The Company accounts for share-based payments in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). See Note 17 for further information.
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
Income Taxes –The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities, as disclosed in Note 20.
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
ASC 740 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 20 for further information.

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
ASU 2013-05 – In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides amendments to ASC No. 830, “Foreign Currency Matters”, which are intended to resolve diversity in practice by clarifying the guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments also clarify the guidance for the release of the cumulative translation adjustment into net income for business combinations achieved in stages involving a foreign entity. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-05 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2013-08 – In June 2013, the FASB issued ASU No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 provides amendments to ASC No. 946, “Financial Services -

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Investment Companies”, which modify the guidance for the assessment of whether an entity is an investment company and provide additional implementation guidance for the assessment. The amendments also require fair value measurement rather than equity method accounting for noncontrolling ownership interests in other investment companies, and require additional disclosures about an entity's status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption prohibited. The adoption of ASU 2013-08 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2013-11 – In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides amendments to ASC No. 740, “Income Taxes”, which clarify the guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

Note 4 – Business Changes and Developments
Pan and Discontinued Operations - In 2008, the Company made an equity method investment of $4,158 in Pan. This investment resulted in earnings (losses) of ($55), $90 and ($420) for the years ended December 31, 2013, 2012 and 2011, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
In 2011 and 2012, the Company concluded that Pan was a VIE, and that the Company was not the primary beneficiary of the VIE. On March 15, 2013, the Company exchanged its notes receivable from Pan for additional common equity, increasing its common equity ownership interest to 68%, from 50%. The Company viewed this transaction as a reconsideration event and concluded that it had become the primary beneficiary of Pan, and therefore consolidated Pan in the Company's consolidated financial statements as of that date. The Company determined that it was the primary beneficiary of Pan because it possessed the power to significantly impact the economic performance of Pan and maintained the obligation to absorb losses of Pan, which could be potentially significant, or the right to receive benefits from Pan, that could be potentially significant. The assets retained by Pan are not generally available to the Company and the liabilities are generally non-recourse to the Company. The consolidation also resulted in goodwill of $3,020 and intangible assets relating to client relationships of $1,440, recognized in the Investment Management Segment. The intangible assets were being amortized over an estimated useful life of seven years.
During the third quarter of 2013, as part of an ongoing strategic initiative, the Company determined that Pan met the initial criteria to be classified as Held for Sale, which resulted in the Company reporting separately the assets and liabilities of Pan on the Consolidated Statement of Financial Condition. The Company further determined that Pan met the criteria to be classified within Discontinued Operations. The sale transaction closed on December 3, 2013. Based on the estimated fair value of Pan, the Company recorded a pretax loss of ($2,718) within Income (Loss) from Discontinued Operations on the Company’s Consolidated Statement of Operations for the year ended December 31, 2013. Further, discontinued operations includes revenues and pretax gains (losses) from Pan of $989 and ($1,542), respectively, for the year ended December 31, 2013.
Private Capital Advisory - During 2013, the Company expanded its global investment banking platform by establishing a private capital advisory business, focused on secondary transactions for private funds interests. In conjunction with the expansion, the Company formed Evercore Private Capital Advisory L.P. ("PCA"). The Company owns 80% of the common equity interest in PCA, with the remaining 20% owned by employees engaged in PCA's business. The Company is the general partner of PCA. The Company performed an assessment under ASC 810, and concluded that PCA is a VIE and determined that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interest provides the Company with the ability to make decisions that significantly impact the economic performance of PCA, while the limited partners do not possess substantive participating rights over PCA. The Company's assessment of the primary beneficiary included assessing which parties have the power to significantly impact the economic performance and the obligation to absorb losses, which

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

could be potentially significant to the entity, or the right to receive benefits from the entity that could be potentially significant. The assets of PCA are not generally available to the Company and the liabilities are generally non-recourse to the Company.
Mt. Eden Investment Advisors, LLC - In October 2012, the Company, through Evercore Wealth Management ("EWM"), entered into an agreement to acquire Mt. Eden Investment Advisors, LLC ("Mt. Eden"), a San Francisco-based registered investment advisor. The terms of the acquisition include $6,917 of cash and $2,694 of EWM equity paid to the sellers at closing, as well as contingent consideration of $282 subject to the retention of client relationships which was paid during 2013. The transaction was consummated on December 28, 2012. The transaction resulted in goodwill of $6,414 and intangible assets relating to client relationships, non-compete agreements and other intangibles of $3,630, $169 and $445, respectively, recognized in the Investment Management Segment. The intangible assets are being amortized over estimated useful lives ranging from two to 10 years. The Company recognized $455 of amortization expense related to these intangible assets for the year ended December 31, 2013. In addition, upon closing the Company funded the repayment of $1,047 of outstanding Mt. Eden debt.
Goodwill and Intangible Assets
Goodwill associated with the Company’s acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2011	$81,937	$95,912	$177,849
Acquisitions	—	6,500	6,500
Foreign Currency Translation and Other	4,415	(80)	4,335
Balance at December 31, 2012	86,352	102,332	188,684
Foreign Currency Translation and Other	676	(86)	590
Balance at December 31, 2013 (1)	$87,028	$102,246	$189,274

(1)	The balance includes the net effect of the goodwill related to the consolidation and disposition of Pan.
Intangible assets associated with the Company’s acquisitions are as follows:

	December 31, 2013
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$2,300	$45,830	$48,130	$1,299	$22,559	$23,858
Acquired Mandates	1,810	—	1,810	1,786	—	1,786
Non-compete/Non-solicit Agreements	135	1,949	2,084	94	1,314	1,408
Other	—	2,245	2,245	—	486	486
Total	$4,245	$50,024	$54,269	$3,179	$24,359	$27,538

	December 31, 2012
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$2,300	$46,960	$49,260	$969	$16,412	$17,381
Acquired Mandates	1,810	—	1,810	1,324	—	1,324
Non-compete/Non-solicit Agreements	135	1,949	2,084	67	920	987
Other	—	2,245	2,245	—	310	310
Total	$4,245	$51,154	$55,399	$2,360	$17,642	$20,002

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Expense associated with the amortization of intangible assets was $7,994, $10,872 and $14,315 for the years ended December 31, 2013, 2012 and 2011, respectively.

Based on the intangible assets above, as of December 31, 2013, annual amortization of intangibles for each of the next five years is as follows:

2014	$5,526
2015	$3,864
2016	$3,510
2017	$3,120
2018	$3,034
The Company recorded impairment charges of $2,888 for Goodwill and Intangible Assets during the year ended December 31, 2013. During December 2013, the founder and key member of management of Morse, Williams and Company, Inc. left the Company pursuant to a separation agreement, which among other provisions, allowed him to solicit a limited number of former clients without violating his post-employment restrictive covenant agreements. As a result, the Company experienced an outflow of client assets, and the Company performed a Step 1 impairment assessment under ASC 360 for the identifiable intangible assets that the Company recorded related to Client Relationships from the acquisition of Morse, Williams and Company, Inc., which were recognized in the Investment Management segment. The Company determined that the recoverability of the intangible assets would not be achieved and recorded an impairment charge of $170 within Special Charges on the Company's Consolidated Statement of Operations for the year ended December 31, 2013. Further, during 2013, the Company sold its interest in Pan, resulting in an impairment charge related to goodwill of $2,718 within Income (Loss) from Discontinued Operations on the Company’s Consolidated Statement of Operations for the year ended December 31, 2013. See "Pan and Discontinued Operations" above for further information. The Company concluded that there was no impairment of Goodwill or Intangible Assets related to its other reporting units during the year ended December 31, 2013.

Note 5 – Acquisition and Transition Costs and Special Charges
Acquisition and Transition Costs
The Company recognized $58, $840 and $3,465 for the years ended December 31, 2013, 2012 and 2011, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. Acquisition and Transition Costs included expenses of $2,118 for the year ended December 31, 2011, related to the Company’s acquisition of The Lexicon Partnership LLP ("Lexicon").
Special Charges
The Company recognized costs of $170 for the year ended December 31, 2013, as Special Charges incurred related to the write-off of client-related intangible assets in EWM. See Note 4 for further information. The Company recognized costs of $662 for the year ended December 31, 2012, as Special Charges incurred in connection with exiting facilities in the UK, and $3,894 for the year ended December 31, 2011, as Special Charges incurred in connection with the Lexicon acquisition, including the exiting of a lease commitment for office space of $731, an introducing fee of $1,895, as well as other professional fees incurred by Lexicon of $1,268.

Note 6 – Related Parties
The Company remits payment for expenses on behalf of the private equity funds and is reimbursed accordingly. For the years ended December 31, 2013, 2012 and 2011, the Company disbursed $1,218, $1,098 and $1,833, respectively, on behalf of these entities.
Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $11,557, $4,781 and $6,696 for the years ended December 31, 2013, 2012 and 2011, respectively.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $14,090, $2,000 and $1,250 for the years ended December 31, 2013, 2012 and 2011, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes the long term portion of loans receivable from certain employees of $5,560 and $1,546 as of December 31, 2013 and 2012, respectively. See Note 17 for further information.

Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Advances to Employees	$7,668	$3,624
Personal Expenses Paid on Behalf of Employees and Related Parties	72	213
Receivable from Affiliates	578	390
Reimbursable Expenses Due From Portfolio Companies of the Company's Private Equity Funds	127	409
Reimbursable Expenses Relating to the Private Equity Funds	788	530
Receivable from Employees and Related Parties	$9,233	$5,166
Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Board of Director Fees	$266	$266
Amounts Due to UK Members	10,386	5,424
Amounts Due Pursuant to Tax Receivable Agreements (a)	8,872	7,274
Payable to Employees and Related Parties	$19,524	$12,964

(a)
Relates to the current portion of the Member exchange of LP Units for Class A Shares. The long-term portion of $175,771 and $165,350 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2013 and 2012, respectively.

Note 7 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of December 31, 2013 and 2012 were as follows:

	December 31, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$11,268	$754	$623	$11,399	$10,172	$1,428	$20	$11,580
Debt Securities Carried by EGL	22,542	87	1	22,628	13,522	97	—	13,619
Mutual Funds	7,917	1,600	137	9,380	10,946	412	12	11,346
Total	$41,727	$2,441	$761	$43,407	$34,640	$1,937	$32	$36,545

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$306	$307	$658	$659
Due after one year through five years	1,250	1,264	1,415	1,437
Due after five years through 10 years	100	100	347	346
Total	$1,656	$1,671	$2,420	$2,442
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2013.

Securities Investments
Securities Investments include seed capital and other equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($45), ($85) and $936 for the years ended December 31, 2013, 2012 and 2011, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($234), ($674) and ($460) for the years ended December 31, 2013, 2012 and 2011, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 17 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $1,344, $1,025 and ($412) for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 1.8 years, as of December 31, 2013, and are pledged as

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
As of December 31, 2013 and 2012, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions is as follows:

	December 31, 2013		December 31, 2012
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$56,311		$120,594
Securities Purchased Under Agreements to Resell	19,134	$19,112	—	$—
Total Assets	$75,445		$120,594
Liabilities
Securities Sold Under Agreements to Repurchase	$(75,563)	$(75,708)	$(120,787)	$(121,029)

Note 9 – Investments

The Company’s investments reported on the Consolidated Statements of Financial Condition consist of investments in private equity partnerships, Trilantic and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets.

The Company’s investments in private equity partnerships consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Investment Management Revenue, as the Company considers this activity integral to its Private Equity business.
The Company also has investments in G5 ǀ Evercore and ABS, which are voting interest entities. The Company's investment in Pan became a VIE and was sold in 2013 (See Note 4 - Business Changes and Developments). The Company’s share of earnings (losses) on the investments in G5 ǀ Evercore, ABS and Pan (prior to its consolidation on March 15, 2013) are included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Investments in Private Equity
Private Equity Funds
The Company’s investments related to private equity partnerships and associated entities include investments in Evercore Capital Partners II, L.P. (“ECP II”), Discovery Americas I, L.P. (the “Discovery Fund”), Evercore Mexico Capital Partners II, L.P. (“EMCP II”), Evercore Mexico Capital Partners III, L.P. (“EMCP III”), CSI Capital, L.P. (“CSI Capital”), Trilantic Capital Partners Associates IV, L.P. (“Trilantic IV”) and Trilantic Capital Partners V, L.P. ("Trilantic V"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At December 31, 2013, unfunded commitments of EMP III were $6,864, including $639 due from the Company.
During 2013, the Company made an investment of $1,532 in Trilantic V. See Note 18 for further information.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As a result of its investment in CITIC Securities International Partners, LTD (“CSIP”), during 2010, the Company made an investment of $3,164 in CSI Capital, a China focused fund affiliated with CSIP.
A summary of the Company’s investment in the private equity funds as of December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
ECP II	$3,251	$3,793
Discovery Fund	5,015	3,060
EMCP II	11,125	10,400
EMCP III	3,852	1,696
CSI Capital	3,248	3,056
Trilantic IV	4,356	4,573
Trilantic V	1,532	—
Total Private Equity Funds	$32,379	$26,578

Net realized and unrealized gains (losses) on private equity fund investments, including performance fees, were $8,060, ($206) and $6,200 for the years ended December 31, 2013, 2012 and 2011, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2013, the Company had $2,701 of previously received carried interest that may be subject to repayment.

General Partners of Private Equity Funds which are VIEs
The Company has concluded that EP II L.L.C., the general partner of ECP II, is a VIE pursuant to ASC 810. The Company owns 8%-9% of the carried interest earned by the general partner of ECP II. The Company’s assessment of the design of EP II L.L.C. resulted in the determination that the Company is not acting as an agent for other members of the general partner and is a passive holder of interests in the fund, evidenced by the fact that the Company is a non-voting, non-managing member of the general partner and, therefore, has no authority in directing the management operations of the general partner. Furthermore, the Company does not have the obligation to absorb significant losses or the right to receive benefits that could potentially have a significant impact to EP II L.L.C. Accordingly, the Company has concluded that it is not the primary beneficiary of EP II L.L.C and has not consolidated EP II L.L.C. in the Company's consolidated financial statements.

In 2013, EMP III, amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, "Consolidation", and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, consolidating as a VIE had no impact on the assets and liabilities of the Company. The Company consolidated EMP III assets of $4,287 and liabilities of $32 in the Company's Consolidated Statements of Financial Condition at December 31, 2013 and assets of $1,696 at December 31, 2012. The assets retained by EMP III are for the benefit of the interest holders of EMP III and the liabilities are generally non-recourse to the Company.

Investment in Trilantic Capital Partners

In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 LP Units having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During 2013, $825 and $29 of this investment was allocated to Trilantic Fund V and Trilantic Fund

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

IV, respectively. From 2010 to 2012, $1,091 of this investment was allocated to Trilantic Fund IV. This investment had a balance of $14,145 and $14,999 as of December 31, 2013 and 2012, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $4,265 is unfunded at December 31, 2013. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in successor funds will be at amounts comparable to those of Trilantic Fund V.
Equity Method Investments

A summary of the Company’s other investments accounted for under the equity method of accounting as of December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
G5 ǀ Evercore	$20,001	$19,720
ABS	47,559	46,851
Pan	—	2,749
Total	$67,560	$69,320

G5 ǀ Evercore
In 2010, the Company made an investment accounted for under the equity method of accounting in G5 ǀ Evercore. At December 31, 2013, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings (losses) of $2,126, $1,368 and $1,340 for the years ended December 31, 2013, 2012 and 2011, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At December 31, 2013, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $6,255 and $3,394 for the years ended December 31, 2013 and 2012, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Pan
In 2008, the Company made an investment accounted for under the equity method of accounting of $4,158 in Pan. This investment resulted in earnings (losses) of ($55), $90 and ($420) for the years ended December 31, 2013, 2012 and 2011, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. The Company consolidated its investment in Pan on March 15, 2013 and subsequently sold its investment on December 3, 2013. See Note 4 for further information.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $2,586, $2,696 and $944 for the years ended December 31, 2013, 2012 and 2011, respectively.

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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at December 31, 2013 and 2012 are based on quoted market prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$33,882	$—	$33,882
Securities Investments (1)	12,001	2,398	—	14,399
Mutual Funds	9,380	—	—	9,380
Financial Instruments Owned and Pledged as Collateral at Fair Value	56,311	—	—	56,311
Total Assets Measured At Fair Value	$77,692	$36,280	$—	$113,972

	December 31, 2012
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$38,482	$—	$38,482
Securities Investments	9,138	2,442	—	11,580
Mutual Funds	11,346	—	—	11,346
Financial Instruments Owned and Pledged as Collateral at Fair Value	120,594	—	—	120,594
Total Assets Measured At Fair Value	$141,078	$40,924	$—	$182,002

(1)
Includes $14,254 and $24,863 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2013 and 2012, respectively.

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
The Company had no transfers between fair value levels during the years ended December 31, 2013 or 2012.
The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Statements of Financial Condition are listed in the tables below.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

		December 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$284,199	$284,199	$—	$—	$284,199
Securities Purchased Under Agreements to Resell	19,134	—	19,134	—	19,134
Accounts Receivable	83,347	—	83,347	—	83,347
Receivable from Employees and Related Parties	9,233	—	9,233	—	9,233
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$18,365	$—	$18,365	$—	$18,365
Securities Sold Under Agreements to Repurchase	75,563	—	75,563	—	75,563
Payable to Employees and Related Parties	19,524	—	19,524	—	19,524
Notes Payable	103,226	—	127,425	—	127,425

		December 31, 2012
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$234,568	$234,568	$—	$—	$234,568
Accounts Receivable	89,098	—	89,098	—	89,098
Receivable from Employees and Related Parties	5,166	—	5,166	—	5,166
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$17,909	$—	$17,909	$—	$17,909
Securities Sold Under Agreements to Repurchase	120,787	—	120,787	—	120,787
Payable to Employees and Related Parties	12,964	—	12,964	—	12,964
Notes Payable	101,375	—	136,860	—	136,860

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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 11 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31, 2013	December 31, 2012
Furniture and Office Equipment	$9,366	$8,891
Leasehold Improvements	32,719	30,884
Computer and Computer-related Equipment	11,739	9,882
Total	53,824	49,657
Less: Accumulated Depreciation and Amortization	(25,992)	(19,880)
Furniture, Equipment and Leasehold Improvements, Net	$27,832	$29,777
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $6,543, $5,962 and $3,431 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 12 – Issuance of Notes Payable and Warrants
On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of Senior Notes, due 2020 with a 5.20% coupon, and warrants to purchase 5,455 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Shares”) at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Consolidated Statements of Financial Condition. The Senior Notes have an effective yield of 7.94%.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2013, the future payments required on the Senior Notes, including principal and interest were as follows:

2014	$6,240
2015	6,240
2016	6,240
2017	6,240
2018	6,240
Thereafter	132,480
Total	$163,680

Note 13 – Employee Benefit Plans
Defined Contribution Retirement Plan – The Company, through a subsidiary, provides certain retirement benefits to employees through a qualified retirement plan. The Evercore Partners Services East L.L.C. Retirement Plan (the “Plan”) is a defined contribution plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. It also includes a discretionary profit sharing feature. The Plan was formed on February 1, 1996 and subsequently amended. The Plan's year ends on December 31 of each year. The Company, at its sole discretion, determines the amount, if any, of profit to be contributed to the Plan.
The Company made no contributions for the years ended December 31, 2013, 2012 and 2011.
Evercore Europe Defined Contribution Benefit Plan – Evercore Partners Limited ("Evercore Europe") established the Evercore Partners Limited Group Personal Pension Plan (the “Evercore Europe Plan”), a defined contribution benefit plan, in November 2006 for Evercore Europe employees and members. The Evercore Europe Plan has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue, the Inland Revenue Service in the United Kingdom. Evercore Europe employees must elect to participate in the plan, and Evercore Europe has a minimum annualized contribution of 15% to 50% of an employee’s salary for all employees who participate, depending on the respective employee’s level within the Company.
Evercore Europe employees are also eligible to contribute up to 10% of their salary to the Evercore Europe Plan. Under the terms of the Evercore Europe Plan, if an employee contributes a minimum of 7.5% to 10% of their salary to the plan, Evercore Europe must make a matching contribution of 5% to 10% of the employee’s salary depending on the employee’s level within the company.
The Company made contributions to the Evercore Europe Plan for the years ended December 31, 2013, 2012 and 2011 totaling $3,632, $3,360 and $2,094, respectively.

Note 14 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on January 27, 2014, a quarterly cash dividend of $0.25 per share, to the holders of Class A Shares as of February 28, 2014, which will be paid on March 14, 2014. During the year ended December 31, 2013, the Company declared and paid dividends of $0.91 per share, totaling $30,090. During the year ended December 31, 2012, the Company declared and paid dividends of $0.82 per share, totaling $24,296.
Treasury Stock – During 2013, the Company purchased 983 Class A Shares primarily from employees at values ranging from $22.24 to $55.12 per share primarily for the net settlement of stock-based compensation awards and 1,298 Class A Shares at market values ranging from $36.00 to $41.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $87,620 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2013. During 2013, the Company issued 39 Class A Shares from treasury stock as payment of contingent consideration in connection with the MJC Associates Agreement and 3 Class A Shares to a former employee. The result of these issuances was a decrease in Treasury stock of $1,194 on the Company's Consolidated Statement of Financial Condition as of December 31, 2013. During 2012, the Company purchased 726 Class A Shares primarily from employees at market values ranging from $21.71 to $29.62 per share primarily for the net settlement of stock-based compensation awards and 1,884 Class A Shares at market values ranging from $22.58 to $26.62 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $66,588 on the Company’s Consolidated Statement of Financial

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Condition as of December 31, 2012. During 2012, the Company issued 39 Class A Shares from treasury stock as payment of contingent consideration in connection with the Morse Williams Agreement, 65 Class A Shares from treasury stock as payment of contingent consideration in connection with the MJC Associates Agreement and 116 Class A Shares in conjunction with the acquisition of Lexicon. The result of these issuances was a decrease in Treasury stock of $5,641 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2012.
LP Units – During 2013, 2,913 LP Units were exchanged for Class A Shares (including 983 LP Units which were exchanged on December 31, 2012, where settlement did not occur until January 2013), resulting in an increase to Common Stock and Additional Paid-In-Capital of $29 and $20,222, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2013. During 2012, 2,108 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $21 and $15,022, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2012.
The above transactions, which increased the Company’s ownership in Evercore LP and resulted in a step-up in the tax basis of the assets of Evercore LP, increased Additional Paid-In-Capital by $7,178 and $1,477 on the Company’s Consolidated Statements of Financial Condition as of December 31, 2013 and 2012, respectively.
In 2013, the Company purchased 185 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $5,893 and a net increase to Additional Paid-In-Capital of $1,586, inclusive of the step-up in tax basis for the assets of Evercore LP, on the Company's Consolidated Statement of Financial Condition as of December 31, 2013.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2013, Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($2,409) and ($8,375), respectively.
Income (Loss) from Discontinued Operations, and the Provision (Benefit) for Income Taxes from Discontinued Operations on the Consolidated Statement of Operations for the year ended December 31, 2013 includes ($1,683) and ($573), respectively, reclassified from Accumulated Other Comprehensive Income (Loss) related to the recognition of a cumulative foreign exchange translation loss as a result of the consolidation of Pan. Income (Loss) from Discontinued Operations, and the Provision (Benefit) for Income Taxes from Discontinued Operations on the Consolidated Statement of Operations for the year ended December 31, 2013 includes $409 and $135, respectively, reclassified from Accumulated Other Comprehensive Income (Loss) related to the recognition of a cumulative foreign exchange translation gain as a result of the sale of Pan.

Note 15 – Noncontrolling Interest
Noncontrolling Interest recorded in the consolidated financial statements of the Company relates to a 14% interest in Evercore LP, a 28% interest in ECB, a 49% interest in EWM, a 34% equity interest in Atalanta Sosnoff Capital LLC ("Atalanta Sosnoff"), a 38% interest in Institutional Equities, a 20% interest in PCA, a 14% interest in Evercore Trust Company, N.A. ("ETC") through the second quarter of 2013, a 32% interest in Pan (sold December 3, 2013) and other private equity partnerships, not owned by the Company at December 31, 2013. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff and Institutional Equities have rights, in certain circumstances, to convert into Class A Shares.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Beginning balance	$62,243	$58,162	$66,542
Comprehensive income (loss)
Operating income	18,760	10,590	3,579
Other comprehensive income (loss)	(228)	1,269	(2,218)
Total comprehensive income	18,532	11,859	1,361
Other items
Evercore LP Units Purchased or Converted into Class A Shares	(21,414)	(9,867)	(12,268)
Amortization and Vesting of LP Units	20,365	21,697	21,057
Distributions to Noncontrolling Interests	(18,950)	(16,528)	(19,087)
Fair value of Noncontrolling Interest in Pan	309	—	—
Issuance of Noncontrolling Interest	4,021	469	917
Purchase of Noncontrolling Interest	(4,529)	—	—
Other	—	(3,549)	(360)
Total other items	(20,198)	(7,778)	(9,741)
Ending balance	$60,577	$62,243	$58,162

Net Income (Loss) Attributable to Noncontrolling Interest related to Pan from Discontinued Operations was ($1,185) for the year ended December 31, 2013 and Net Income (Loss) Attributable to Noncontrolling Interest related to EAM from Discontinued Operations was ($2,510) for the year ended December 31, 2011.

Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities, net, of ($180), $117 and ($338) for the years ended December 31, 2013, 2012 and 2011, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($48), $1,152 and ($1,880) for the years ended December 31, 2013, 2012 and 2011, respectively.
In February 2010, Evercore LP issued 500 LP Units to Trilantic. The original terms were such that at December 31, 2014, at the option of the holder, these LP Units were exchangeable on a one-for-one basis for Class A Shares or may be redeemed for cash of $16,500. Accordingly, this value was being accreted to the minimum redemption value of $16,500 over the five-year period ending December 31, 2014 and $16,331 was reflected in Redeemable Noncontrolling Interest on the Consolidated Statement of Financial Condition as of December 31, 2012. Accretion was $68 and $84 for the years ended December 31, 2013 and 2012, respectively. In October of 2013, the Board of Directors of the Company agreed to release the transfer restrictions associated with these LP Units and the holders of these units exchanged them into Class A Shares.
In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $4,283 and $3,997 within Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition at December 31, 2013 and 2012, respectively. The increase in fair value primarily reflects higher valuations attributed to asset managers, as measured by multiples of expected earnings.
EWM has issued capital interests to certain employees which may be redeemable for cash at fair value at certain points in the future. Accordingly, these interests have been reflected at their fair value of $32,523 and $29,399 within Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition at December 31, 2013 and 2012, respectively. The value of the redeemable noncontrolling interests held by the principals of EWM (“EWM Units”) increased from 2012 primarily as a result of higher valuations attributed to asset managers in 2013, as measured by multiples of expected earnings, as well as higher AUM and earnings in EWM. During 2012, several factors resulted in a $28,679 increase in the EWM Units. These factors included: (1) $2,693 from the issuance of 1,486 EWM Units in connection with the Mt. Eden acquisition by EWM in December of 2012, at the fair value of $1,812 per unit, (2) $19,841 from the expiration of key-man life insurance

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

policies held by EWM on the holders of 10,950 EWM Units, valued at $1,812 per unit, causing the units to be reclassified from noncontrolling interest included in permanent equity to Redeemable Noncontrolling Interest included in mezzanine equity and (3) $6,145 from the increase in the fair value of the EWM Units outstanding at the beginning of the year. This increase in value arose from increases in anticipated levels of profitability resulting from the acquisition of Mt. Eden, resulting in a broader and more viable wealth management platform, from expected cost synergies from the Mt Eden acquisition and from organic growth in AUM held by the Company prior to the Mt. Eden acquisition during 2012. Accordingly, the Company reflected the $28,679 increase in Redeemable Noncontrolling Interest as a reduction of Noncontrolling Interest of $3,606, representing the historical value of the related EWM Units, and as a reduction of Additional Paid-in-Capital of $25,073, on the Consolidated Statement of Financial Condition as of December 31, 2012.
During 2013, the Company also had an issuance of noncontrolling interest related to EMP III. See Note 9 for further information.
During 2013, the Company purchased, at fair value, all of the noncontrolling interest in ETC for $7,890. This purchase was settled on July 19, 2013.

Note 16 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the years ended December 31, 2013, 2012 and 2011 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2013	2012	2011
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc.	$54,867	$28,889	$7,918
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 15)	(68)	(84)	(84)
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	54,799	28,805	7,834
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	(1,605)	—	(966)
Net income attributable to Evercore Partners Inc. common shareholders	$53,194	$28,805	$6,868
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	32,208	29,275	26,019
Basic net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$1.70	$0.98	$0.30
Basic net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	(0.05)	—	(0.04)
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$1.65	$0.98	$0.26
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	$54,799	$28,805	$7,834
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)
Diluted net income from continuing operations attributable to Class A common shareholders	54,799	28,805	7,834
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	(1,605)	—	(966)
Diluted net income attributable to Class A common shareholders	$53,194	$28,805	$6,868
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	32,208	29,275	26,019
Assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)
Additional shares of the Company’s common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	3,585	2,386	1,903
Assumed conversion of Warrants issued	2,688	887	1,475
Diluted weighted average shares of Class A common stock outstanding	38,481	32,548	29,397
Diluted net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$1.42	$0.89	$0.27
Diluted net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	(0.04)	—	(0.04)
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$1.38	$0.89	$0.23

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one for one basis. During the years ended December 31, 2013, 2012 and 2011, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,433, 8,695 and 10,356 for the years ended December 31, 2013, 2012 and 2011, respectively. The adjustment to the numerator, Diluted net income attributable to Class

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

A common shareholders, if the effect would have been dilutive, would have been $12,804, $8,135 and $5,692 for the years ended December 31, 2013, 2012 and 2011, respectively. In computing this adjustment, the Company assumes that all vested LP Units, and all unvested LP Units after applying the treasury stock method, are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.
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

Note 17 – Share-Based and Other Deferred Compensation
LP Units
At the time of the Company’s formation and IPO, collectively referred to as the reorganization (“Reorganization”), Members and certain trusts benefiting certain of their families received 13,548 vested and 9,589 unvested LP Units. The LP Units are exchangeable into Class A Shares of the Company on a one-for-one basis once vested.
The unvested LP Units vest ratably on December 31, 2011, 2012 and 2013 so long as the equity holder remains employed with Evercore Partners Inc., Evercore LP or their affiliates on such dates. The LP Units were all fully vested as of December 31, 2013. The Company is expensing the fair value of the awards, prospectively, over the service period. Expense related to the amortization of these LP Units was $20,063, $20,971 and $22,189 for the years ended December 31, 2013, 2012 and 2011, respectively.
Acquisition-related
During 2011, in connection with the Lexicon acquisition, the Company committed to issue 1,883 restricted Class A Shares, including dividend equivalent units, (“Acquisition-related Awards”) and deferred cash consideration. Compensation expense related to the Acquisition-related Awards and deferred cash consideration was $10,960 and $3,937, respectively, for the year ended December 31, 2013, $18,749 and $7,216, respectively, for the year ended December 31, 2012, and $6,621 and $2,455, respectively, for the year ended December 31, 2011.
The following table summarizes activity related to Acquisition-related Awards during the year ended December 31, 2013:

	Acquisition-related Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2013	1,719	$39,338
Granted	27	1,221
Vested	(619)	(14,395)
Unvested Balance at December 31, 2013	1,127	$26,164

As of December 31, 2013, the total compensation cost related to unvested Acquisition-related Awards and deferred cash consideration not yet recognized was $8,561. The weighted-average period over which this compensation cost is expected to be recognized is 18 months.
In addition, certain Lexicon employees received deferred compensation of $1,892, which vests over two years. Compensation expense related to these awards was $211, $875 and $413 for the years ended December 31, 2013, 2012 and 2011, respectively.
2006 Stock Incentive Plan
In 2006 the Company’s stockholders and board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company’s Class A Shares. The total number of Class A Shares which may be issued under the 2006 Plan is 20,000 and the Company intends to use newly-issued Class A Shares to satisfy any awards under the 2006 Plan. Class A Shares underlying any award

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

granted under the 2006 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the 2006 Plan. During the second quarter of 2013, the Company's stockholders approved the amended and restated 2006 Evercore Partners Inc. Stock Incentive Plan. The amended and restated plan, among other things, authorizes an additional 5,000 shares of the Company's Class A Shares. The total shares available to be granted in the future under the 2006 Plan were 7,323 and 4,667 as of December 31, 2013 and 2012, respectively.
The Company also grants dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A Shares, on all unvested RSU grants awarded in conjunction with annual bonuses as well as new hire awards granted after April 2012. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
The Company had 525 RSUs which were fully vested but not delivered as of December 31, 2013.
IPO Event-based Awards
Pursuant to the 2006 Plan, at the time of the IPO, the Company granted to employees 2,286 RSUs (“Event-based Awards”), which were convertible into Class A Shares on a one-for-one basis once vested. These Event-based Awards have since fully vested and, as a result, the Company recorded compensation expense equal to the value of these fully-vested awards.
In conjunction with the IPO, the Company also granted to an employee 12 IPO related Event-based awards, which remain unvested as of December 31, 2013.
During 2011, 546 Event-based Awards vested primarily in conjunction of the Company’s offering of Class A Shares resulting in an expense of $11,467 and 27 Event-based Awards were forfeited.
Deferred Cash Program
During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio. The Company awarded deferred cash compensation of $3,926 and $9,153, during the first quarters of 2012 and 2011, respectively, which will vest ratably over four years and require payment upon vesting. Compensation expense related to this deferred compensation program was $3,804, $4,210 and $1,938 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the total compensation cost related to the deferred compensation program not yet recognized was $4,706. The weighted-average period over which this compensation cost is expected to be recognized is 16 months.
Long-term Incentive Plan
During the third quarter of 2013, the Board of Directors of the Company approved the Long-term Incentive Plan, which provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A Shares, at the Company's discretion, in the two years following the performance period, to Senior Managing Directors employed by the Company at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $1,584 for the year ended December 31, 2013.
Equity Grants
2013 Equity Grants. During 2013, pursuant to the 2006 Plan, the Company granted employees 2,398 RSUs that are Service-based Awards. Service-based Awards granted during 2013 had grant date fair values of $26.60 to $55.24 per share. During 2013, 2,188 Service-based Awards vested and 60 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, excluding compensation expense related to the amortization of LP Units, was $79,678 for the year ended December 31, 2013.
The following table summarizes activity related to Service-based Awards, which includes RSUs as well as LP Units, during the year ended December 31, 2013:

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2013	7,972	$196,868
Granted	2,398	75,229
Forfeited	(60)	(1,789)
Vested	(3,630)	(88,706)
Unvested Balance at December 31, 2013	6,680	$181,602
As of December 31, 2013, the total compensation cost related to unvested Service-based Awards, excluding Acquisition-related Awards, not yet recognized was $113,469. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 20 months.
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
Other
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $7,433 for the year ended December 31, 2013. The remaining unamortized amount of these awards was $13,378 as of December 31, 2013.
During the fourth quarter of 2013, the Board of Directors of the Company agreed to release the transfer restrictions associated with 1,267 LP Units and 610 Restricted Class A Shares held by certain employees of the Company.
The total income tax benefit related to share-based compensation arrangements recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 was $29,497, $26,773 and $19,423, respectively.
During the first quarter of 2014, as part of the 2013 bonus awards, the Company granted to certain employees approximately 1,767 unvested RSUs pursuant to the 2006 Plan. These awards will generally vest over four years. In addition, during the first quarter of 2014, the Company granted approximately $5,935 of deferred cash to certain employees.
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $4,834 and $7,273 for the years ended December 31, 2013 and 2012, respectively. In conjunction with these arrangements, the Company distributed cash payments of $3,314 and $5,135 for the years ended December 31, 2013 and 2012, respectively.

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

Note 18 – Commitments and Contingencies
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $23,905, $22,714 and $16,136 for the years ended December 31, 2013, 2012 and 2011, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $3,660 and $3,500, which are secured by cash and included in Other Assets on the Company’s Consolidated Statements of Financial Condition as of December 31, 2013 and 2012, respectively.
The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $1,049, $627 and $510 for the years ended December 31, 2013, 2012 and 2011, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Consolidated Statements of Operations.
As of December 31, 2013, the approximate aggregate minimum future payments required on the operating leases are as follows:

2014	$20,489
2015	19,700
2016	20,598
2017	18,835
2018	18,182
Thereafter	71,732
Total	$169,536
Other Commitments – As of December 31, 2013, the Company has unfunded commitments for capital contributions of $9,945 to the private equity funds, $4,265 of which relates to a capital commitment to Trilantic that the Company agreed to in April 2013. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $11,481 and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
As of December 31, 2013, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $184,643. The Company expects to pay to the counterparties to the Tax Receivable Agreements $8,872 within one year or less, $29,928 in one to three years, $33,330 in three to five years and $112,513 after five years.
On February 11, 2010, the Company announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic and to collaborate on the future growth of Trilantic’s business. See Note 9 for further information.
The Company also has additional commitments related to its redeemable noncontrolling interests. See Note 15 for further information.
Pursuant to the agreement related to the Institutional Equities business, the Company is committed to maintain at least $50,000 of Member’s equity in EGL, as measured in accordance with U.S. GAAP.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. See Note 4 for further information. At December 31, 2013, the Company had one remaining commitment for contingent consideration, related to its acquisition of Protego in 2006. Under the terms of the acquisition agreement, the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. As of December 31, 2013, the Company has not received any distributions from the Discovery Fund and has not made any payments under this agreement. The carrying value of the Company's investment in the Discovery Fund is $5,015 at December 31, 2013. See Note 9 for further information.
In 2013, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, obtained a line of credit from First Republic Bank in an aggregate principal amount of up to $25,000, to be used for working capital and other corporate activities.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under the facility bear interest at the prime rate. The facility matures on June 27, 2014, and may be renewed or extended. There were no monies drawn on this facility as of December 31, 2013. On February 5, 2014 $25,000 was drawn on this facility.
Contingencies
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

Note 19 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In the second quarter of 2013, the Company made the election to compute its minimum net capital requirement in accordance with the Alternative Net Capital Requirement, as permitted by Rule 15c3-1. Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of December 31, 2013 and 2012 was $30,480 and $31,281, respectively, which exceeded the minimum net capital requirement by $30,230 and $27,871, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2013.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of December 31, 2013.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 20 – Income Taxes

As a result of the Reorganization, the operating business entities of the Company were restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2013 and 2012 were $4,713 and $20,304, respectively.

The following table presents the U.S. and non-U.S. components of Income (Loss) before income tax expense:

	For the Years Ended December 31,
	2013	2012	2011
U.S.	$89,821	$45,226	$37,681
Non-U.S.	28,735	14,571	(7,039)
Income before Income Tax Expense (a)	$118,556	$59,797	$30,642

(a)	From continuing operations, net of Noncontrolling Interest from continuing operations.
The components of the provision for income taxes from continuing operations reflected on the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 consist of:

	For the Years Ended December 31,
	2013	2012	2011
Current:
Federal	$24,607	$24,956	$2,367
Foreign	11,982	6,007	4,447
State and Local	7,541	7,912	4,942
Total Current	44,130	38,875	11,756
Deferred:
Federal	5,992	(2,458)	11,368
Foreign	4,733	(4,756)	(1,129)
State and Local	8,834	(753)	729
Total Deferred	19,559	(7,967)	10,968
Total	$63,689	$30,908	$22,724
A reconciliation between the statutory federal income tax rate from continuing operations and the Company’s effective tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Increase (Decrease) Due to State and Local Taxes	5.3%	6.8%	13.1%
Rate Benefits as a Limited Liability Company/Flow Through	(7.0)%	(6.9)%	(5.7)%
Foreign Taxes	3.2%	2.2%	4.3%
Non-Deductible Expenses (1)	3.4%	9.4%	17.1%
Valuation Allowances	—%	(2.0)%	(0.9)%
Write Down of Deferred Tax Asset	6.8%	1.6%	—%
Other Adjustments	(0.7)%	(2.2)%	(1.0)%
Effective Income Tax Rate	46.0%	43.9%	61.9%

(1)	Primarily related to non-deductible share-based compensation expense.

Undistributed earnings of certain foreign subsidiaries totaled approximately $4,476 as of December 31, 2013. Deferred taxes have not been provided on the undistributed earnings of certain foreign subsidiaries, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. As of December 31, 2013, unrecognized

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

net deferred tax liability attributable to those reinvested earnings would have aggregated approximately $1,288. In the event that such amounts were ever remitted, loaned to the Company, or if the stock in the foreign subsidiary was sold, these earnings could become subject to U.S. Federal tax and an income tax provision, if any, would be recognized at that time.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Current Deferred Tax Assets:
Step up in tax basis due to the exchange of LP Units for Class A Shares	$11,271	$9,214
Total Current Deferred Tax Asset	$11,271	$9,214
Long-term Deferred Tax Assets:
Depreciation and Amortization	$20,604	$14,673
Compensation and Benefits	31,735	25,958
Step up in tax basis due to the exchange of LP Units for Class A Shares	192,811	181,783
Other	21,396	17,043
Total Long-term Deferred Tax Assets	$266,546	$239,457
Long-term Deferred Tax Liabilities:
Goodwill, Investments and Other	$14,933	$10,008
Total Long-term Deferred Tax Liabilities	$14,933	$10,008
Net Long-term Deferred Tax Assets Before Valuation Allowance	$251,613	$229,449
Valuation Allowance	—	—
Net Long-term Deferred Tax Assets	$251,613	$229,449
The increase in net deferred tax assets from December 31, 2012 to December 31, 2013 was primarily attributable to an increase in the tax basis of the tangible and intangible assets of Evercore LP, which resulted from the 2013 LP Unit exchanges. During 2013, the LP holders exchanged 1,930 LP Units for Class A Shares, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. Further, the exchange of 1,377 of such LP Units triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $31,534, $26,804 and $4,730, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2013. See Note 14 for further discussion.
Additionally, the increase in net deferred tax assets from December 31, 2012 to December 31, 2013 was also attributable to an increase of $5,777 in compensation benefit and an increase of $5,931 related to the depreciation of fixed assets and amortization of intangible assets.
The Company reported an increase in deferred tax assets of $182 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $307 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2013. The Company reported a decrease in deferred tax assets of $111 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $1,870 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2012.
In 2012, the Company has concluded that it is more likely than not to utilize its deferred tax asset and has reversed its valuation allowance. This determination was based on the impact of the strong positive evidence in the period related to the 2012 earnings and increases in projections of future income on management’s weighing of the positive and negative evidence.
The Company’s net operating loss and tax credit carryforwards primarily relate to carryforwards of $2,398 in the UK at December 31, 2013, which may be carried forward indefinitely, subject to various limitations.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

A reconciliation of the changes in tax positions for the years ended December 31, 2013, 2012 and 2011 is as follows:

	December 31,
	2013	2012	2011
Beginning unrecognized tax benefit	$98	$1,109	$2,012
Additions for tax positions of prior years	526	—	98
Lapse of Statute of Limitations	—	(1,011)	(1,001)
Ending unrecognized tax benefit	$624	$98	$1,109
Included in the balance of unrecognized tax benefits at December 31, 2013, are $474 of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company recognized $166 of interest and penalties during the year ended December 31, 2013. The Company has $215 accrued for the payment of interest and penalties as of December 31, 2013. The Company recognized $16 of interest and penalties during the year ended December 31, 2012. The Company has $49 accrued for the payment of interest and penalties as of December 31, 2012. In 2012, the Company recognized tax benefits of ($603) for penalties and interest associated with the lapse of the statute of limitations
The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits or lapses in the statute of limitations during the next year.

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company’s tax years for 2010 to present are subject to examination by the taxing authorities. The Company is currently under examination by New York City for tax years 2008 through 2010. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2010.

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
Credit Risks
The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, the Company believes that it is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
As of December 31, 2013, the Company has securities purchased under agreements to resell of $19,134 for which the Company has received collateral with a fair value of $19,112. Additionally, the Company has securities sold under agreements to repurchase of $75,563, for which the Company has pledged collateral with a fair value of $75,708. The Company has established risk management procedures to monitor the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for bad debts to provide coverage for probable losses from customer receivables and derives the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. At December 31, 2013 and 2012 total receivables amounted to $83,347 and $89,098, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $2,099, $1,803 and $1,558 for the years ended December 31, 2013, 2012 and 2011, respectively.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

With respect to the Company’s Marketable Securities portfolio, which is comprised of highly-rated corporate and municipal bonds, mutual funds and Seed Capital Investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2013, the Company had Marketable Securities of $43,407, of which 52% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+, and 48% were Seed Capital Investments and mutual funds.
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards, which include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. See Share-Based and Other Deferred Compensation footnote for further information.

Note 22 – Segment Operating Results
Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On December 28, 2012, the Company, through EWM, acquired Mt. Eden, which is included in the Investment Management segment. On December 3, 2013, the Company sold its investment in Pan and the results are presented within Discontinued Operations. The following segment information reflects the Company's results from its continuing operations.
The Company’s segment information for the years ended December 31, 2013, 2012 and 2011 is prepared using the following methodology:

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
Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) charges associated with the vesting of Event-based Awards, c) the amortization of intangible assets associated with certain acquisitions, d) Special Charges incurred related to the impairment of intangible assets from Morse, Williams and Company, Inc. in 2013, Special Charges incurred in connection with exiting facilities in the UK in 2012 and Special Charges related to the Lexicon acquisition, including the exiting of facilities for office space in the UK, an introducing fee as well as other professional fees incurred by Lexicon in 2011 and e) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
The following information presents each segment’s contribution.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2013	2012	2011
Investment Banking
Net Revenues (1)	$670,785	$565,219	$428,124
Operating Expenses	516,921	444,510	337,886
Other Expenses (2)	33,740	50,774	55,591
Operating Income	120,124	69,935	34,647
Income from Equity Method Investments	2,906	2,258	1,101
Pre-Tax Income from Continuing Operations	$123,030	$72,193	$35,748
Identifiable Segment Assets	$693,890	$624,977	$530,008
Investment Management
Net Revenues (1)	$94,643	$77,154	$96,140
Operating Expenses	81,885	78,876	89,269
Other Expenses (2)	2,707	2,678	5,706
Operating Income (Loss)	10,051	(4,400)	1,165
Income (Loss) from Equity Method Investments	5,420	2,594	(182)
Pre-Tax Income (Loss) from Continuing Operations	$15,471	$(1,806)	$983
Identifiable Segment Assets	$486,893	$520,241	$513,584
Total
Net Revenues (1)	$765,428	$642,373	$524,264
Operating Expenses	598,806	523,386	427,155
Other Expenses (2)	36,447	53,452	61,297
Operating Income	130,175	65,535	35,812
Income from Equity Method Investments	8,326	4,852	919
Pre-Tax Income from Continuing Operations	$138,501	$70,387	$36,731
Identifiable Segment Assets	$1,180,783	$1,145,218	$1,043,592

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2013	2012	2011
Investment Banking (A)	$3,979	$(3,019)	$(2,473)
Investment Management (B)	(1,116)	(2,636)	(3,021)
Total Other Revenue, net	$2,863	$(5,655)	$(5,494)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $4,386, $4,312 and $4,238 for the years ended December 31, 2013, 2012 and 2011, respectively, and changes in amounts due pursuant to the Company's tax receivable agreement of $5,524 for the year ended December 31, 2013.

(B)
Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $3,702, $3,643 and $3,579 for the years ended December 31, 2013, 2012 and 2011, respectively, and changes in amounts due pursuant to the Company's tax receivable agreement of $1,381 for the year ended December 31, 2013.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Investment Banking
Amortization of LP Units and Certain Other Awards	$17,817	$18,601	$21,328
Vesting of Event-based Awards	—	—	8,906
Acquisition Related Compensation Charges	15,923	28,163	14,618
Special Charges	—	662	3,894
Intangible Asset Amortization	—	3,348	6,845
Total Investment Banking	33,740	50,774	55,591
Investment Management
Amortization of LP Units and Certain Other Awards	2,209	2,350	2,892
Vesting of Event-based Awards	—	—	2,483
Special Charges	170	—	—
Intangible Asset Amortization	328	328	331
Total Investment Management	2,707	2,678	5,706
Total Other Expenses	$36,447	$53,452	$61,297

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Years Ended December 31,
	2013	2012	2011
Net Revenues: (1)
United States	$532,615	$452,594	$387,063
Europe and Other	145,267	151,261	112,049
Latin America	84,683	44,173	30,646
Total	$762,565	$648,028	$529,758

(1)	Excludes Other Revenue and Interest Expense.
The substantial majority of the Company’s long-lived assets are located in the United States and the United Kingdom.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

Note 23 – Evercore Partners Inc. (Parent Company Only) Financial Statements
EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2013	2012
ASSETS
Equity Investment in Subsidiary	$531,380	$490,856
Deferred Tax Asset	254,486	225,741
Other Assets	6,656	—
TOTAL ASSETS	$792,522	$716,597
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Payable to Related Party	$8,881	$7,282
Taxes Payable	—	11,872
Amounts Due Pursuant to Tax Receivable Agreement	175,771	165,350
Long-term Debt - Notes Payable	103,226	101,375
Other Liabilities	2,063	2,212
TOTAL LIABILITIES	289,941	288,091
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 40,772,434 and 35,040,501 issued at December 31, 2013 and 2012, respectively, and 33,069,534 and 29,576,986 outstanding at December 31, 2013 and 2012, respectively)	408	350
Class B, par value $0.01 per share (1,000,000 shares authorized, 42 and 43 issued and outstanding at December 31, 2013 and 2012, respectively)	—	—
Additional Paid-In-Capital	799,233	654,275
Accumulated Other Comprehensive Income (Loss)	(10,784)	(9,086)
Retained Earnings (Deficit)	(59,896)	(77,079)
Treasury Stock at Cost (7,702,900 and 5,463,515 shares at December 31, 2013 and 2012, respectively)	(226,380)	(139,954)
TOTAL STOCKHOLDERS' EQUITY	502,581	428,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$792,522	$716,597

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
REVENUES
Interest Income	$14,993	$7,955	$7,817
TOTAL REVENUES	14,993	7,955	7,817
Interest Expense	8,088	7,955	7,817
NET REVENUES	6,905	—	—
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	6,905	—	—
Equity in Income of Subsidiary	87,317	53,229	21,083
Provision for Income Taxes	40,960	24,340	14,131
NET INCOME	$53,262	$28,889	$6,952
See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$53,262	$28,889	$6,952
Undistributed Income of Subsidiary	(87,317)	(53,229)	(21,083)
Deferred Taxes	(28,745)	—	—
Accretion on Long-term Debt	1,851	1,711	1,582
(Increase) Decrease in Operating Assets:
Other Assets	(6,656)	14,310	12,105
Increase (Decrease) in Operating Liabilities:
Payable to Uncombined Affiliates	—	—	957
Taxes Payable	11,872	11,872	—
Other Liabilities	1,706	(3,101)	(574)
Net Cash Provided by (Used in) Operating Activities	(54,027)	452	(61)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash acquired	—	—	(30,397)
Investment in Subsidiary	90,949	24,239	(22,994)
Net Cash Provided by (Used in) Investing Activities	90,949	24,239	(53,391)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Equity Offering	—	—	168,140
Purchase of Evercore LP Units	(6,832)	(395)	(95,342)
Dividends	(30,090)	(24,296)	(19,346)
Net Cash Provided by (Used in) Financing Activities	(36,922)	(24,691)	53,452
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of Year	—	—	—
CASH AND CASH EQUIVALENTS—End of Year	$—	$—	$—
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
Note C – Stockholders’ Equity
The Company is authorized to issue 1,000,000 Class A Shares, par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2013, the Company has issued 40,772 Class A Shares. The Company canceled three shares and granted two shares of Class B common stock in exchange for $1.00, which were held by certain limited partners of Evercore LP during the twelve months ended December 31, 2013. During 2013, the Company purchased 983 Class A Shares primarily from employees at values ranging from $22.24 to $55.12 per share primarily for the net settlement of stock-based compensation awards and 1,298 Class A Shares at market values ranging from $36.00 to $41.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $87,620 on the Company’s Statement of Financial Condition as of December 31, 2013. During 2013, the Company issued 39 Class A Shares from treasury stock as payment of contingent consideration in connection with the MJC Associates Agreement and 3 Class A Shares to a former employee. The result of these issuances was a decrease in Treasury stock of $1,194 on the Company's Statement of Financial Condition as of December 31, 2013. During the year ended December 31, 2013, the Company declared and paid dividends of $0.91 per share, totaling $30,090 which were wholly funded by the Company’s sole subsidiary, Evercore LP.
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
Note E – Commitments and Contingencies
As of December 31, 2013, as discussed in Note 12 to the consolidated financial statements, the Company estimates the contractual obligations related to the Senior Notes to be $163,680. Pursuant to the Senior Notes, we expect to make payments to the notes’ holder of $6,240 within one year or less, $12,480 in one to three years, $12,480 in three to five years and $132,480 after five years.
As of December 31, 2013, as discussed in Note 18 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $184,643. The company expects to pay to the counterparties to the Tax Receivable Agreement $8,872 within one year or less, $29,928 in one to three years, $33,330 in three to five years and $112,513 after five years. Interest Income on the Company's Statement of Operations includes $6,905 from changes in amounts due pursuant to the Company's tax receivable agreement for the year ended December 31, 2013.

SUPPLEMENTAL FINANCIAL INFORMATION
(dollars in thousands, except per share data)
Consolidated Quarterly Results of Operations (unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31, 2013 and 2012. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. The amounts below reflect the reclassification of the historical results of Pan to Discontinued Operations.

	For the Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Net Revenues	$218,672	$187,328	$206,797	$152,631
Total Expenses	174,796	155,460	168,616	136,381
Income Before Income from Equity Method Investments and Income Taxes	43,876	31,868	38,181	16,250
Income from Equity Method Investments	5,993	562	1,015	756
Income Before Income Taxes	49,869	32,430	39,196	17,006
Provision for Income Taxes	26,474	12,350	17,130	7,735
Net Income from Continuing Operations	23,395	20,080	22,066	9,271
Net Income (Loss) from Discontinued Operations	(16)	(1,826)	(55)	(893)
Net Income	23,379	18,254	22,011	8,378
Net Income Attributable to Noncontrolling Interest	6,474	4,292	5,585	2,409
Net Income Attributable to Evercore Partners Inc.	$16,905	$13,962	$16,426	$5,969
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.51	$0.47	$0.52	$0.20
From Discontinued Operations	—	(0.04)	—	(0.01)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.51	$0.43	$0.52	$0.19
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.42	$0.39	$0.44	$0.17
From Discontinued Operations	—	(0.03)	—	(0.01)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.42	$0.36	$0.44	$0.16
Dividends Declared Per Share of Class A Common Stock	$0.25	$0.22	$0.22	$0.22

	For the Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Net Revenues	$214,049	$153,029	$172,497	$102,798
Total Expenses	171,811	138,784	151,302	114,941
Income (Loss) Before Income from Equity Method Investments and Income Taxes	42,238	14,245	21,195	(12,143)
Income from Equity Method Investments	1,333	415	719	2,385
Income (Loss) Before Income Taxes	43,571	14,660	21,914	(9,758)
Provision (Benefit) for Income Taxes	18,586	7,187	9,773	(4,638)
Net Income (Loss) from Continuing Operations	24,985	7,473	12,141	(5,120)
Net Income (Loss) from Discontinued Operations	—	—	—	—
Net Income (Loss)	24,985	7,473	12,141	(5,120)
Net Income (Loss) Attributable to Noncontrolling Interest	5,963	2,172	4,207	(1,752)
Net Income (Loss) Attributable to Evercore Partners Inc.	$19,022	$5,301	$7,934	$(3,368)
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.64	$0.18	0.27	$(0.12)
From Discontinued Operations	—	—	—	—
Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.64	$0.18	$0.27	$(0.12)
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.56	$0.17	$0.25	$(0.12)
From Discontinued Operations	—	—	—	—
Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.56	$0.17	$0.25	$(0.12)
Dividends Declared Per Share of Class A Common Stock	$0.22	$0.20	$0.20	$0.20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rules 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in “Internal Control – Integrated Framework” (1992) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2013.
The Company’s independent registered public accounting firm has issued its written attestation report on the Company’s internal control over financial reporting, as included below.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Evercore Partners Inc.:
We have audited the internal control over financial reporting of Evercore Partners Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 28, 2014

Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2013

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	7,225,366	—	7,323,104
Equity compensation plans not approved by shareholders	—	—	—
Total	7,225,366	—	7,323,104

(1)	To date, we have issued RSUs which by their nature have no exercise price.
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
Exhibit Index

Exhibit Number	Description

2.1	Deed, dated as of June 7, 2011, by and between Evercore Partners Inc. and the Sellers named therein, regarding the sale and purchase of The Lexicon Partnership LLP(22)

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(13)

4.1	Equity Holders Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

4.2	Indenture between Evercore Partners Inc. and The Bank of New York Mellon, as trustee, dated as of August 28, 2008(11)

4.3	Warrant, dated as of August 28, 2008(11)

10.1	Second Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of July 27, 2009(14)

10.1.1	Supplement to Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of August 7, 2006(2)

10.1.2	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement dated as of February 11, 2010 (18)

10.2	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.3	Registration Rights Agreement, dated as of August 10, 2006(2)

10.6	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.8	*Employment Agreement between the Registrant and Pedro Aspe(2)

10.9	*Employment Agreement between the Registrant and Robert B. Walsh(6)

10.10	*Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.11	*Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.12	*Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.13	*Employment Agreement between the Registrant and Adam B. Frankel(1)

10.14	Form of Indemnification Agreement between the Registrant and each of its directors(1)

10.15	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.22	*Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006(9)

10.23	*2007 Form Restricted Stock Unit Award Agreement(9)

10.24	*2008 Form Restricted Stock Unit Award Agreement(15)

10.25	Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners II, L.P.(15)

10.26	*Amendment to Employment Agreement dated November 7, 2008 with Dr. Pedro Carlos Aspe Armella(12)

10.27	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(8)

10.28	*Amendment to Employment Agreement dated February 12, 2008 with Austin M. Beutner(8)

10.29	* Amendment to Restricted Stock Unit Award Agreement with Adam B. Frankel(15)

10.31	Purchase Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

10.32	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman and Pedro Aspe(16)

10.33	Subscription Agreement between the Registrant and Ralph L. Schlosstein(17)

10.33.1	*Employment Agreement between the Registrant and Ralph L. Schlosstein(17)

10.34	Contribution and Exchange Agreement, dated February 11, 2010(18)

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

10.40	*2012 Form Restricted Stock Unit Award Agreement for U.S. Employees(25)

10.41	*2012 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(25)

10.42	*2012 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(25)

10.43	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors(25)

10.44	*2012 Form Cash Unit Award Agreement(25)

10.45	*Employment Agreement between the Registrant and Andrew Sibbald(27)

10.46	Second Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners III, L.P. (filed herewith)

10.47	*Restricted Stock Unit Award Agreement effective as of January 29, 2013 between Evercore Partners Inc. and Ralph L. Schlosstein(26)

10.48	*Amended and Restated Evercore Partners Inc. 2006 Stock Incentive Plan(28)

10.49	*2014 Form Restricted Stock Unit Award Agreement for U.S. Employees (filed herewith)

10.50	*2014 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP (filed herewith)

10.51	*2014 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP (filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 16 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes In Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements (filed herewith)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2007.

(6)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(7)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 6, 2007.

(8)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(10)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 21, 2008.

(11)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2008.

(13)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 6, 2009.

(14)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 27, 2009.

(15)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 13, 2009.

(16)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.

(17)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

(18)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.

(19)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.

(20)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

(21)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 9, 2011.

(22)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 9, 2011.

(23)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 25, 2011.

(24)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 14, 2011.

(25)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.

(26)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 29, 2013.

(27)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2013.

(28)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evercore Partners Inc.

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer
Date: February 28, 2014
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 28th day of February, 2014.

Signature	Title

/s/ RALPH SCHLOSSTEIN	Chief Executive Officer (Principal Executive Officer) and Director
Ralph Schlosstein

/s/ ROGER C. ALTMAN	Co-Chairman
Roger C. Altman

/s/ PEDRO ASPE	Co-Chairman
Pedro Aspe

/s/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/s/ FRANCOIS DE ST. PHALLE	Director
Francois de St. Phalle

/s/ GAIL BLOCK HARRIS	Director
Gail Block Harris

/s/ CURT HESSLER	Director
Curt Hessler

/s/ ROBERT B. MILLARD	Director
Robert B. Millard

/s/ ANTHONY N. PRITZKER	Director
Anthony N. Pritzker

/s/ ROBERT B. WALSH	Chief Financial Officer (Principal Financial Officer)
Robert B. Walsh

/s/ PAUL PENSA	Controller (Principal Accounting Officer)
Paul Pensa