Form 10-Q
period 2014-03-31
Evercore Partners Inc.
filed 2014-05-08
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 30, 2014 was 34,845,917. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 30, 2014 was 29 (excluding 71 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and Cash Equivalents	$124,064	$298,453
Marketable Securities	42,601	43,407
Financial Instruments Owned and Pledged as Collateral at Fair Value	58,183	56,311
Securities Purchased Under Agreements to Resell	20,560	19,134
Accounts Receivable (net of allowances of $2,566 and $2,436 at March 31, 2014 and December 31, 2013, respectively)	89,314	83,347
Receivable from Employees and Related Parties	11,269	9,233
Deferred Tax Assets - Current	13,085	11,271
Other Current Assets	34,722	16,703
Total Current Assets	393,798	537,859
Investments	106,814	114,084
Deferred Tax Assets - Non-Current	263,477	251,613
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $27,881 and $25,992 at March 31, 2014 and December 31, 2013, respectively)	27,509	27,832
Goodwill	190,410	189,274
Intangible Assets (net of accumulated amortization of $29,466 and $27,538 at March 31, 2014 and December 31, 2013, respectively)	24,803	26,731
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	27,906	23,190
Total Assets	$1,044,917	$1,180,783
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$20,396	$157,856
Accounts Payable and Accrued Expenses	17,047	18,365
Securities Sold Under Agreements to Repurchase	78,831	75,563
Payable to Employees and Related Parties	16,217	19,524
Taxes Payable	2,192	4,713
Other Current Liabilities	8,470	8,138
Total Current Liabilities	143,153	284,159
Notes Payable	103,710	103,226
Amounts Due Pursuant to Tax Receivable Agreements	192,653	175,771
Other Long-term Liabilities	18,308	17,664
Total Liabilities	457,824	580,820
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interest	38,860	36,805
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 43,717,067 and 40,772,434 issued at March 31, 2014 and December 31, 2013, respectively, and 34,868,395 and 33,069,534 outstanding at March 31, 2014 and December 31, 2013, respectively)	437	408
Class B, par value $0.01 per share (1,000,000 shares authorized, 31 and 42 issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	—	—
Additional Paid-In-Capital	848,680	799,233
Accumulated Other Comprehensive Income (Loss)	(9,803)	(10,784)
Retained Earnings (Deficit)	(59,734)	(59,896)
Treasury Stock at Cost (8,848,672 and 7,702,900 shares at March 31, 2014 and December 31, 2013, respectively)	(288,267)	(226,380)
Total Evercore Partners Inc. Stockholders' Equity	491,313	502,581
Noncontrolling Interest	56,920	60,577
Total Equity	548,233	563,158
Total Liabilities and Equity	$1,044,917	$1,180,783
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
Revenues
Investment Banking Revenue	$128,504	$131,383
Investment Management Revenue	21,915	21,437
Other Revenue, Including Interest	2,069	3,104
Total Revenues	152,488	155,924
Interest Expense	3,375	3,293
Net Revenues	149,113	152,631
Expenses
Employee Compensation and Benefits	91,392	102,009
Occupancy and Equipment Rental	9,484	8,737
Professional Fees	8,511	7,845
Travel and Related Expenses	7,384	7,178
Communications and Information Services	3,373	3,419
Depreciation and Amortization	3,821	3,557
Acquisition and Transition Costs	100	58
Other Operating Expenses	4,334	3,578
Total Expenses	128,399	136,381
Income Before Income from Equity Method Investments and Income Taxes	20,714	16,250
Income from Equity Method Investments	241	756
Income Before Income Taxes	20,955	17,006
Provision for Income Taxes	7,563	7,735
Net Income from Continuing Operations	13,392	9,271
Discontinued Operations
Income (Loss) from Discontinued Operations	—	(1,306)
Provision (Benefit) for Income Taxes	—	(413)
Net Income (Loss) from Discontinued Operations	—	(893)
Net Income	13,392	8,378
Net Income Attributable to Noncontrolling Interest	2,824	2,409
Net Income Attributable to Evercore Partners Inc.	$10,568	$5,969
Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$10,568	$6,457
From Discontinued Operations	—	(509)
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$10,568	$5,948
Weighted Average Shares of Class A Common Stock Outstanding
Basic	34,667	31,861
Diluted	41,698	37,733
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.30	$0.20
From Discontinued Operations	—	(0.01)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.30	$0.19
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.25	$0.17
From Discontinued Operations	—	(0.01)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.25	$0.16

Dividends Declared per Share of Class A Common Stock	$0.25	$0.22

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net Income	$13,392	$8,378
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain on Marketable Securities, net	969	457
Foreign Currency Translation Adjustment Gain (Loss), net	245	(481)
Other Comprehensive Income (Loss)	1,214	(24)
Comprehensive Income	14,606	8,354
Comprehensive Income Attributable to Noncontrolling Interest	3,057	2,403
Comprehensive Income Attributable to Evercore Partners Inc.	$11,549	$5,951

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2014
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity

Balance at December 31, 2013	40,772,434	$408	$799,233	$(10,784)	$(59,896)	(7,702,900)	$(226,380)	$60,577	$563,158
Net Income	—	—	—	—	10,568	—	—	2,824	13,392
Other Comprehensive Income	—	—	—	981	—	—	—	233	1,214
Treasury Stock Purchases	—	—	—	—	—	(1,145,772)	(61,887)	—	(61,887)
Evercore LP Units Converted into Class A Common Stock	805,492	8	8,841	—	—	—	—	(5,590)	3,259
Equity-based Compensation Awards	2,139,141	21	42,575	—	—	—	—	—	42,596
Dividends and Equivalents	—	—	1,561	—	(10,406)	—	—	—	(8,845)
Noncontrolling Interest (Note 12)	—	—	(3,530)	—	—	—	—	(1,124)	(4,654)
Balance at March 31, 2014	43,717,067	$437	$848,680	$(9,803)	$(59,734)	(8,848,672)	$(288,267)	$56,920	$548,233

	For the Three Months Ended March 31, 2013
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2012	35,040,501	$350	$654,275	$(9,086)	$(77,079)	(5,463,515)	$(139,954)	$62,243	$490,749
Net Income	—	—	—	—	5,969	—	—	2,409	8,378
Other Comprehensive Income (Loss)	—	—	—	(18)	—	—	—	(6)	(24)
Treasury Stock Purchases	—	—	—	—	—	(783,553)	(29,752)	—	(29,752)
Evercore LP Units Converted into Class A Common Stock	1,326,127	13	8,065	—	—	—	—	(7,294)	784
Equity-based Compensation Awards	1,682,660	17	30,153	—	—	2,600	65	5,912	36,147
Dividends and Equivalents	—	—	1,530	—	(8,645)	—	—	—	(7,115)
Noncontrolling Interest (Note 12)	—	—	547	—	—	—	—	(6,486)	(5,939)
Balance at March 31, 2013	38,049,288	$380	$694,570	$(9,104)	$(79,755)	(6,244,468)	$(169,641)	$56,778	$493,228

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net Income	$13,392	$8,378
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	1,000	(1,477)
Equity Method Investments	6,736	4,660
Equity-Based and Other Deferred Compensation	27,870	32,310
Depreciation, Amortization and Accretion	4,305	4,006
Bad Debt Expense	(72)	181
Deferred Taxes	7,325	(4,881)
Decrease (Increase) in Operating Assets:
Marketable Securities	99	11
Financial Instruments Owned and Pledged as Collateral at Fair Value	(1,932)	70,707
Securities Purchased Under Agreements to Resell	(1,437)	(9,085)
Accounts Receivable	(5,835)	10,835
Receivable from Employees and Related Parties	(2,036)	(5,078)
Other Assets	(22,728)	(3,348)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(139,299)	(116,305)
Accounts Payable and Accrued Expenses	(2,135)	(1,919)
Securities Sold Under Agreements to Repurchase	3,339	(61,794)
Payables to Employees and Related Parties	(4,883)	2,800
Taxes Payable	(2,521)	(14,193)
Other Liabilities	2,375	(676)
Net Cash Provided by (Used In) Operating Activities	(116,437)	(84,868)
Cash Flows From Investing Activities
Investments Purchased	(90)	(892)
Distributions of Private Equity Investments	108	14
Marketable Securities:
Proceeds from Sales and Maturities	9,175	6,895
Purchases	(6,738)	(3,933)
Cash Acquired from Acquisitions	—	170
Purchase of Furniture, Equipment and Leasehold Improvements	(1,501)	(471)
Net Cash Provided by Investing Activities	954	1,783
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	45	—
Distributions to Noncontrolling Interests	(1,615)	(7,260)
Short-Term Borrowing	25,000	—
Repayment of Short-Term Borrowing	(25,000)	—
Purchase of Treasury Stock and Noncontrolling Interests	(63,363)	(29,687)
Excess Tax Benefits Associated with Equity-Based Awards	15,282	5,453
Dividends - Class A Stockholders	(8,845)	(7,115)
Net Cash Provided by (Used in) Financing Activities	(58,496)	(38,609)
Effect of Exchange Rate Changes on Cash	(410)	(703)
Net Increase (Decrease) in Cash and Cash Equivalents	(174,389)	(122,397)
Cash and Cash Equivalents-Beginning of Period	298,453	259,431
Cash and Cash Equivalents-End of Period	$124,064	$137,034

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$4,378	$4,434
Payments for Income Taxes	$4,553	$23,065
Furniture, Equipment and Leasehold Improvements Accrued	$120	$504
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$3,530	$(568)
Dividend Equivalents Issued	$1,561	$1,530
Notes Exchanged for Equity in Subsidiary	$—	$1,042
Receipt of Marketable Securities in Settlement of Accounts Receivable	$63	$—
Contingent Consideration Accrued	$817	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

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
The Investment Banking business includes the advisory business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on secondary transactions for private funds interests. The Investment Banking business also includes the Institutional Equities business through which the Company offers equity research and agency-based equity securities trading for institutional investors.
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

Note 2 – Significant Accounting Policies
For a complete discussion of the Company’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.
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
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

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

Note 3 – Recent Accounting Pronouncements
ASU 2013-05 – In March 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides amendments to ASC No. 830, “Foreign Currency Matters”, which are intended to resolve diversity in practice by clarifying the guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments also clarify the guidance for the release of the cumulative translation adjustment into net income for business combinations achieved in stages involving a foreign entity. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-05 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2013-08 – In June 2013, the FASB issued ASU No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 provides amendments to ASC No. 946, "Financial Services - Investment Companies", and clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption prohibited. The adoption of ASU 2013-08 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2014-08 – In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 provides amendments to ASC No. 205,

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

“Presentation of Financial Statements”, and ASC No. 360, "Property, Plant, and Equipment", which change the requirements for reporting discontinued operations. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations and also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.

Note 4 – Acquisition and Transition Costs and Intangible Asset Amortization
Acquisition and Transition Costs
The Company recognized $100 and $58 for the three months ended March 31, 2014 and 2013, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
Intangible Asset Amortization
Expenses associated with the amortization of intangible assets for Investment Banking and Investment Management were $164 and $1,764, respectively, for the three months ended March 31, 2014 and $204 and $1,790, respectively, for the three months ended March 31, 2013, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.

Note 5 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $1,145 and $2,152 for the three months ended March 31, 2014 and 2013, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $10,750 for three months ended March 31, 2013.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long term portion of loans receivable from certain employees of $5,699 and $5,560 as of March 31, 2014 and December 31, 2013, respectively. See Note 14 for further information.

Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$11,621	$1,444	$15	$13,050	$11,268	$754	$623	$11,399
Debt Securities Carried by EGL	23,916	101	1	24,016	22,542	87	1	22,628
Mutual Funds	4,580	1,042	87	5,535	7,917	1,600	137	9,380
Total	$40,117	$2,587	$103	$42,601	$41,727	$2,441	$761	$43,407

Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of March 31, 2014 and December 31, 2013 were as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$305	$307	$306	$307
Due after one year through five years	1,250	1,262	1,250	1,264
Due after five years through 10 years	100	102	100	100
Total	$1,655	$1,671	$1,656	$1,671
Securities Investments
Securities Investments include seed capital and other equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains of $15 and $97 for the three months ended March 31, 2014 and 2013, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($99) and ($11) for the three months ended March 31, 2014 and 2013, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $112 and $597 for the three months ended March 31, 2014 and 2013, respectively.

Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities have an estimated average time to maturity of approximately 1.9 years, as of March 31, 2014, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
As of March 31, 2014 and December 31, 2013, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions is as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	March 31, 2014		December 31, 2013
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$58,183		$56,311
Securities Purchased Under Agreements to Resell	20,560	$20,574	19,134	$19,112
Total Assets	$78,743		$75,445
Liabilities
Securities Sold Under Agreements to Repurchase	$(78,831)	$(78,903)	$(75,563)	$(75,708)

Note 8 – Investments

The Company’s investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in private equity partnerships, Trilantic Capital Partners ("Trilantic") and other investments in unconsolidated affiliated companies. The Company’s investments are relatively high-risk and illiquid assets.

The Company’s investments in private equity partnerships consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Investment Management Revenue, as the Company considers this activity integral to its Private Equity business.
The Company also has investments in G5 ǀ Evercore and ABS Investment Management, LLC ("ABS"), which are voting interest entities. The Company's investment in Evercore Pan-Asset Capital Management ("Pan") became a VIE and was subsequently sold in December 2013. The Company’s share of earnings (losses) on the investments in G5 ǀ Evercore, ABS and Pan (prior to its consolidation on March 15, 2013) are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
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
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At March 31, 2014, unfunded commitments of EMP III were $6,864, including $639 due from the Company.
A summary of the Company’s investment in the private equity funds as of March 31, 2014 and December 31, 2013 was as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	March 31, 2014	December 31, 2013
ECP II	$3,307	$3,251
Discovery Fund	3,222	5,015
EMCP II	11,269	11,125
EMCP III	4,681	3,852
CSI Capital	3,509	3,248
Trilantic IV	4,183	4,356
Trilantic V	1,532	1,532
Total Private Equity Funds	$31,703	$32,379

Net realized and unrealized gains (losses) on private equity fund investments, including performance fees, were ($61) and $477 for the three months ended March 31, 2014 and 2013, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2014, the Company had $2,701 of previously received carried interest that may be subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that EP II L.L.C., the general partner of ECP II, is a VIE pursuant to ASC 810, "Consolidation" ("ASC 810"). The Company owns 8%-9% of the carried interest earned by the general partner of ECP II. The Company’s assessment of the design of EP II L.L.C. resulted in the determination that the Company is not acting as an agent for other members of the general partner and is a passive holder of interests in the fund, evidenced by the fact that the Company is a non-voting, non-managing member of the general partner and, therefore, has no authority in directing the management operations of the general partner. Furthermore, the Company does not have the obligation to absorb significant losses or the right to receive benefits that could potentially have a significant impact to EP II L.L.C. Accordingly, the Company has concluded that it is not the primary beneficiary of EP II L.L.C and has not consolidated EP II L.L.C. in the Company's unaudited condensed consolidated financial statements.

In 2013, EMP III, amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, consolidating as a VIE had no impact on the assets and liabilities of the Company. The Company consolidated EMP III assets of $4,681 and liabilities of $37 in the Company's Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2014 and assets of $4,287 and liabilities of $32 at December 31, 2013. The assets retained by EMP III are for the benefit of the interest holders of EMP III and the liabilities are generally non-recourse to the Company.

Investment in Trilantic Capital Partners

In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Evercore LP partnership units ("LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During 2013, $825 and $29 of this investment was allocated to Trilantic Fund V and Trilantic Fund IV, respectively. From 2010 to 2012, $1,091 of this investment was allocated to Trilantic Fund IV. This investment had a balance of $14,145 as of March 31, 2014 and December 31, 2013. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $4,265 is unfunded at March 31, 2014. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in successor funds will be at amounts comparable to those of Trilantic Fund V.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Equity Method Investments

A summary of the Company’s other investments accounted for under the equity method of accounting as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
G5 ǀ Evercore	$19,306	$20,001
ABS	41,660	47,559
Total	$60,966	$67,560

G5 ǀ Evercore
In 2010, the Company made an investment accounted for under the equity method of accounting in G5 ǀ Evercore. At March 31, 2014, the Company’s economic ownership interest in G5 ǀ Evercore was 48%. This investment resulted in losses of ($837) and ($63) for the three months ended March 31, 2014 and 2013, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At March 31, 2014, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,078 and $874 for the three months ended March 31, 2014 and 2013, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Pan
In 2008, the Company made an investment accounted for under the equity method of accounting of $4,158 in Pan. This investment resulted in losses of ($55) for the three months ended March 31, 2013, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. In 2011 and 2012, the Company concluded that Pan was a VIE, and that the Company was not the primary beneficiary of the VIE. On March 15, 2013, the Company exchanged its notes receivable from Pan for additional common equity, increasing its common equity ownership interest to 68%, from 50%. The Company viewed this transaction as a reconsideration event and concluded that it had become the primary beneficiary of Pan, and therefore consolidated Pan in the Company's unaudited condensed consolidated financial statements as of that date. The Company determined that it was the primary beneficiary of Pan because it possessed the power to significantly impact the economic performance of Pan and maintained the obligation to absorb losses of Pan, which could be potentially significant, or the right to receive benefits from Pan, that could be potentially significant. The assets retained by Pan are not generally available to the Company and the liabilities are generally non-recourse to the Company. The consolidation also resulted in goodwill of $3,020 and intangible assets relating to client relationships of $1,440, recognized in the Investment Management Segment. The intangible assets were being amortized over an estimated useful life of seven years. The Company subsequently sold its investment on December 3, 2013. Accordingly, its results are reflected in Discontinued Operations on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $647 for the three months ended March 31, 2014 and 2013.

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
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at March 31, 2014 and December 31, 2013 are based on quoted market prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$32,320	$—	$32,320
Securities Investments (1)	14,379	1,671	—	16,050
Mutual Funds	5,535	—	—	5,535
Financial Instruments Owned and Pledged as Collateral at Fair Value	58,183	—	—	58,183
Total Assets Measured At Fair Value	$78,097	$33,991	$—	$112,088

	December 31, 2013
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$33,882	$—	$33,882
Securities Investments (1)	12,001	2,398	—	14,399
Mutual Funds	9,380	—	—	9,380
Financial Instruments Owned and Pledged as Collateral at Fair Value	56,311	—	—	56,311
Total Assets Measured At Fair Value	$77,692	$36,280	$—	$113,972

(1)
Includes $11,304 and $14,254 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013, respectively.

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
The Company had no transfers between fair value levels during the three months ended March 31, 2014 or the year ended December 31, 2013.
The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition, are listed in the tables below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		March 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$112,760	$112,760	$—	$—	$112,760
Securities Purchased Under Agreements to Resell	20,560	—	20,560	—	20,560
Accounts Receivable	89,314	—	89,314	—	89,314
Receivable from Employees and Related Parties	11,269	—	11,269	—	11,269
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$17,047	$—	$17,047	$—	$17,047
Securities Sold Under Agreements to Repurchase	78,831	—	78,831	—	78,831
Payable to Employees and Related Parties	16,217	—	16,217	—	16,217
Notes Payable	103,710	—	128,361	—	128,361

		December 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$284,199	$284,199	$—	$—	$284,199
Securities Purchased Under Agreements to Resell	19,134	—	19,134	—	19,134
Accounts Receivable	83,347	—	83,347	—	83,347
Receivable from Employees and Related Parties	9,233	—	9,233	—	9,233
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$18,365	$—	$18,365	$—	$18,365
Securities Sold Under Agreements to Repurchase	75,563	—	75,563	—	75,563
Payable to Employees and Related Parties	19,524	—	19,524	—	19,524
Notes Payable	103,226	—	127,425	—	127,425

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

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 10 – Issuance of Notes Payable and Warrants
On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of Senior Notes, due 2020 with a 5.20% coupon ("Senior Notes"), and warrants to purchase 5,455 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Shares”) at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statements of Financial Condition. The Senior Notes have an effective yield of 7.94%.
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
Pursuant to the agreement, Mizuho may transfer (A) the Senior Notes (i) with the Company’s consent, (ii) to a permitted transferee, or (iii) to the extent that such transfer does not result in any holder or group of affiliated holders directly or indirectly owning more than 15% of the aggregate principal amount of the Senior Notes, and (B) the Warrants (i) with the Company’s consent, (ii) to a permitted transferee, (iii) pursuant to a tender or exchange offer, or a merger or sale transaction involving the Company that has been recommended by the Company’s Board of Directors, or (iv) to the extent that such transfer is made pursuant to a widely distributed public offering or does not result in any holder or group of affiliated holders directly or indirectly owning more than 2% of the Company’s voting securities and the total shares of Class A common stock transferred, together with any shares of Class A common stock (on an as-converted basis) transferred during the preceding 12 months, is less than 25% of the Company’s outstanding Class A common stock. The Company has a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased in the open market or acquired by exercise of the Warrants and associated Common Stock issued as dividends.
The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.

Note 11 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on April 21, 2014, a quarterly cash dividend of $0.25 per share, to the holders of Class A Shares as of May 30, 2014, which will be paid on June 13, 2014. During the three months ended March 31, 2014, the Company declared and paid dividends of $0.25 per share, totaling $8,845.
Treasury Stock – During the three months ended March 31, 2014, the Company purchased 936 Class A Shares primarily from employees at values ranging from $53.04 to $61.82 per share, primarily for the net settlement of stock-based compensation awards, and 210 Class A Shares at market values ranging from $52.87 to $55.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $61,887 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2014.
LP Units – During the three months ended March 31, 2014, 805 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $8 and $8,841, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2014.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2014, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($1,627) and ($8,176), respectively.
Income (Loss) from Discontinued Operations, and the Provision (Benefit) for Income Taxes from Discontinued Operations on the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 includes ($1,683) and ($573), respectively, reclassified from Accumulated Other Comprehensive Income (Loss) related to the recognition of a cumulative foreign exchange translation loss as a result of the consolidation of Pan.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 12% interest in Evercore LP, a 28% interest in ECB, a 49% interest in Evercore Wealth Management ("EWM"), a 34% equity interest in Atalanta Sosnoff Capital LLC ("Atalanta Sosnoff"), a 38% interest in Institutional Equities, a 20% interest in Private Capital Advisory ("PCA"), a 14% interest in Evercore Trust Company, N.A. ("ETC") through the second quarter of 2013, a 32% interest in Pan (sold December 3, 2013) and other private equity partnerships. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the three months ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended March 31,
	2014	2013
Beginning balance	$60,577	$62,243
Comprehensive income (loss)
Net Income Attributable to Noncontrolling Interest	2,824	2,409
Other comprehensive income (loss)	233	(6)
Total comprehensive income	3,057	2,403
Other items
Evercore LP Units Converted into Class A Shares	(5,590)	(7,294)
Amortization and Vesting of LP Units	—	5,912
Distributions to Noncontrolling Interests	(1,615)	(7,260)
Fair value of Noncontrolling Interest in Pan	—	774
Issuance of Noncontrolling Interest	85	—
Other	406	—
Total other items	(6,714)	(7,868)
Ending balance	$56,920	$56,778

Net Income (Loss) Attributable to Noncontrolling Interest related to Pan from Discontinued Operations was ($384) for the three months ended March 31, 2013.

Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain on Marketable Securities, net, of $187 and $117 for the three months ended March 31, 2014 and 2013, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $46 and ($123) for the three months ended March 31, 2014 and 2013, respectively.
In February 2010, Evercore LP issued 500 LP Units to Trilantic. The original terms were such that at December 31, 2014, at the option of the holder, these LP Units were exchangeable on a one-for-one basis for Class A Shares or may be redeemed for cash of $16,500. Accordingly, this value was being accreted to the minimum redemption value of $16,500 over the five-year period ending December 31, 2014. Accretion was $21 for the three months ended March 31, 2013. In October of 2013, the Board of Directors of the Company agreed to release the transfer restrictions associated with these LP Units and the holders of these units exchanged them into Class A Shares.
In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $4,283 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013.
EWM has issued capital interests to certain employees which may be redeemable for cash at fair value at certain points in the future. Accordingly, these interests have been reflected at their fair value of $34,577 and $32,523 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013, respectively. The value of the redeemable noncontrolling interests held by the principals of EWM (“EWM

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Units”) increased from December 31, 2013 primarily as a result of higher valuations attributed to asset managers, as measured by multiples of expected earnings. In April 2014, the Company entered into a commitment to purchase 3 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for Class A Shares and LP Units of the Company, at a fair value of $7,100. This transaction is expected to settle in May 2014 and will increase the Company's ownership in EWM to 62% immediately following this transaction.

Note 13 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the three months ended March 31, 2014 and 2013 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2014	2013
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc.	$10,568	$6,478
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 12)	—	(21)
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	10,568	6,457
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(509)
Net income attributable to Evercore Partners Inc. common shareholders	$10,568	$5,948
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units ("RSUs")	34,667	31,861
Basic net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.30	$0.20
Basic net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(0.01)
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.30	$0.19
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	$10,568	$6,457
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)
Diluted net income from continuing operations attributable to Evercore Partners Inc. common shareholders	10,568	6,457
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(509)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$10,568	$5,948
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	34,667	31,861
Assumed exchange of LP Units for Class A Shares	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	3,473	3,529
Shares that are contingently issuable	201	—
Assumed conversion of Warrants issued	3,357	2,343
Diluted weighted average shares of Class A common stock outstanding	41,698	37,733
Diluted net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.25	$0.17
Diluted net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(0.01)
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.25	$0.16

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one for one basis. During the three months ended March 31, 2014 and 2013, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 5,085 and 6,799 for the three months ended March 31, 2014 and 2013, respectively. The adjustment to the numerator, Diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $1,589 and $1,247 for the three months ended March 31, 2014 and 2013, respectively. In computing this adjustment, the Company assumes that all vested LP

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

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

Note 14 – Share-Based and Other Deferred Compensation
During the three months ended March 31, 2014, the Company granted employees 1,798 Service-based Awards. These awards had grant date fair values from $54.29 to $58.67 per share. During the three months ended March 31, 2014, 2,039 Service-based Awards vested and 91 Service-based Awards were forfeited.
During 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. Compensation expense related to this deferred compensation program was $894 and $992 for the three months ended March 31, 2014 and 2013, respectively.
Compensation expense related to Service-based Awards, excluding compensation expense related to the amortization of LP Units, was $22,244 and $20,593 for the three months ended March 31, 2014 and 2013, respectively. Compensation expense related to the amortization of these LP Units was $5,610 for the three months ended March 31, 2013. Compensation expense related to acquisition-related Awards and deferred cash consideration was $2,241 and $932, respectively, for the three months ended March 31, 2014, and $3,608 and $1,049, respectively, for the three months ended March 31, 2013.
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
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $2,647 and $1,667 for the three months ended March 31, 2014 and 2013, respectively. The remaining unamortized amount of these awards was $13,378 as of March 31, 2014.

Note 15 – Commitments and Contingencies
For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $6,384 and $5,910 for the three months ended March 31, 2014 and 2013, respectively.
During the first quarter of 2014, the Company entered into lease agreements which expire on various dates through 2023 with annual base rental payments of approximately $2,000.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Other Commitments – As of March 31, 2014, the Company has unfunded commitments for capital contributions of $9,880 to private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
The Company also has additional commitments related to its redeemable noncontrolling interests. See Note 12 for further information.
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At March 31, 2014, the Company had one remaining commitment for contingent consideration, related to its acquisition of Protego in 2006. Under the terms of the acquisition agreement, the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. During the first quarter of 2014, the Company received a distribution from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of March 31, 2014, the Company recorded Goodwill of $817 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $3,222 at March 31, 2014. See Note 8 for further information.
In 2013, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, obtained a line of credit from First Republic Bank in an aggregate principal amount of up to $25,000, to be used for working capital and other corporate activities.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under the facility bear interest at the prime rate. The facility matures on June 27, 2014, and may be renewed or extended. The Company drew down $25,000 on this facility on April 22, 2014.
In April 2014, the Company entered into a commitment to purchase 3 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for Class A Shares and LP Units of the Company, for a fair value of $7,100. This transaction is expected to settle in May 2014 and will increase the Company's ownership in EWM to 62% immediately following this transaction.
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

Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Beginning in the second quarter of 2013, the Company made the election to compute its minimum net capital requirement in accordance with the Alternative Net Capital Requirement, as permitted by Rule 15c3-1. Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of March 31, 2014 and December 31, 2013 was $37,140 and $30,480, respectively, which exceeded the minimum net capital requirement by $36,890 and $30,230, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2014.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of March 31, 2014.

Note 17 – Income Taxes

The Company’s Provision for Income Taxes was $7,563 and $7,735 for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate was 36% and 45% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate for 2014 and 2013 reflects the effect of certain nondeductible expenses, including the vesting of LP Units in 2013, as well as the noncontrolling interest associated with LP Units and other adjustments.
The Company reported a decrease in deferred tax assets of $535 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $136 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2014. The Company reported a decrease in deferred tax assets of $278 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $292 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2013.
As of March 31, 2014, the Company had unrecognized tax benefits of $623, $474 of which, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company's income tax returns during the upcoming year.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company recognized $17 of interest and penalties during the three months ended March 31, 2014. The Company has $232 accrued for the payment of interest and penalties as of March 31, 2014.

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
The Company’s segment information for the three months ended March 31, 2014 and 2013 is prepared using the following methodology:

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
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

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
No clients accounted for more than 10% of the Company’s consolidated Net Revenues for the three months ended March 31, 2014.
The following information presents each segment’s contribution.

	For the Three Months Ended March 31,
	2014	2013
Investment Banking
Net Revenues (1)	$127,851	$131,596
Operating Expenses	105,532	105,066
Other Expenses (2)	3,214	9,855
Operating Income	19,105	16,675
Income (Loss) from Equity Method Investments	(310)	170
Pre-Tax Income from Continuing Operations	$18,795	$16,845
Identifiable Segment Assets	$590,956	$526,549
Investment Management
Net Revenues (1)	$21,262	$21,035
Operating Expenses	19,571	20,710
Other Expenses (2)	82	750
Operating Income (Loss)	1,609	(425)
Income from Equity Method Investments	551	586
Pre-Tax Income from Continuing Operations	$2,160	$161
Identifiable Segment Assets	$453,961	$449,940
Total
Net Revenues (1)	$149,113	$152,631
Operating Expenses	125,103	125,776
Other Expenses (2)	3,296	10,605
Operating Income	20,714	16,250
Income from Equity Method Investments	241	756
Pre-Tax Income from Continuing Operations	$20,955	$17,006
Identifiable Segment Assets	$1,044,917	$976,489

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2014	2013
Investment Banking (A)	$(653)	$213
Investment Management (B)	(653)	(402)
Total Other Revenue, net	$(1,306)	$(189)

(A)	Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,105 and $1,088 for the three months ended March 31, 2014 and 2013, respectively.

(B)	Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $932 and $919 for the three months ended March 31, 2014 and 2013, respectively.

(2)	Other Expenses are as follows:

	For the Three Months Ended March 31,
	2014	2013
Investment Banking
Amortization of LP Units and Certain Other Awards	$—	$4,909
Acquisition Related Compensation Charges	3,214	4,946
Total Investment Banking	3,214	9,855
Investment Management
Amortization of LP Units and Certain Other Awards	—	668
Intangible Asset Amortization	82	82
Total Investment Management	82	750
Total Other Expenses	$3,296	$10,605

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2014	2013
Net Revenues: (1)
United States	$107,927	$90,856
Europe and Other	36,788	39,369
Latin America	5,704	22,595
Total	$150,419	$152,820

(1)	Excludes Other Revenue and Interest Expense.
The substantial majority of the Company’s long-lived assets are located in the United States and the United Kingdom.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2013. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Revenue trends in our advisory business generally are correlated to the volume of merger and acquisition ("M&A") activity and/or restructuring activity, which tends to be counter-cyclical to M&A. However, deviations from this trend can occur in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity.
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

Management fees for third party clients generally represent a percentage of assets under management ("AUM"). Fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement, are individually negotiated. Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Performance fees from private equity funds are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to “claw-back” provisions. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.
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
Other Revenue and Interest Expense. Other Revenue and Interest Expense is derived primarily from investing customer funds in financing transactions. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Other Revenue includes income earned on marketable securities, cash and cash equivalents and assets segregated for regulatory purposes, as well as adjustments to amounts due pursuant to our tax receivable agreements, subsequent to its initial establishment, related to changes in state and local tax rates. Interest Expense includes interest expense associated with the Senior Notes and other financing arrangements.
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
Discontinued Operations
We completed the sale of Pan in December 2013. Accordingly, the historical results of Pan have been included within Discontinued Operations on the Unaudited Condensed Consolidated Statements of Operations.
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

Results of Operations
The following is a discussion of our results from continuing operations for the three months ended March 31, 2014 and 2013. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.
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

	For the Three Months Ended March 31,
	2014	2013	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$128,504	$131,383	(2%)
Investment Management Revenue	21,915	21,437	2%
Other Revenue	2,069	3,104	(33%)
Total Revenues	152,488	155,924	(2%)
Interest Expense	3,375	3,293	2%
Net Revenues	149,113	152,631	(2%)
Expenses
Operating Expenses	125,103	125,776	(1%)
Other Expenses	3,296	10,605	(69%)
Total Expenses	128,399	136,381	(6%)
Income Before Income from Equity Method Investments and Income Taxes	20,714	16,250	27%
Income from Equity Method Investments	241	756	(68%)
Income Before Income Taxes	20,955	17,006	23%
Provision for Income Taxes	7,563	7,735	(2%)
Net Income from Continuing Operations	13,392	9,271	44%
Discontinued Operations
Income (Loss) from Discontinued Operations	—	(1,306)	NM
Provision (Benefit) for Income Taxes	—	(413)	NM
Net Income (Loss) from Discontinued Operations	—	(893)	NM
Net Income	13,392	8,378	60%
Net Income Attributable to Noncontrolling Interest	2,824	2,409	17%
Net Income Attributable to Evercore Partners Inc.	$10,568	$5,969	77%
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
From Continuing Operations	$0.25	$0.17	47%
From Discontinued Operations	—	(0.01)	NM
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.25	$0.16	56%

As of March 31, 2014 and 2013 we employed approximately 1,000 and 900 people, respectively, worldwide.
Three Months Ended March 31, 2014 versus March 31, 2013
Net Revenues were $149.1 million for the three months ended March 31, 2014, a decrease of $3.5 million, or 2%, versus Net Revenues of $152.6 million for the three months ended March 31, 2013. Investment Banking Revenue decreased 2% and Investment Management Revenue increased 2% compared to the three months ended March 31, 2013. See the segment discussion below for further information. Other Revenue for the three months ended March 31, 2014 was lower than for the three months ended March 31, 2013 primarily as a result of lower gains on our Marketable Securities portfolios. Net Revenues include interest expense on our Senior Notes.

Total Operating Expenses were $125.1 million for the three months ended March 31, 2014, as compared to $125.8 million for the three months ended March 31, 2013, a decrease of $0.7 million, or 1%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $88.2 million for the three months ended March 31, 2014, a decrease of $3.3 million, or 4%, versus expense of $91.5 million for the three months ended March 31, 2013. The decrease was primarily due to lower discretionary incentive compensation. Non-compensation expenses as a component of Operating Expenses were $36.9 million for the three months ended March 31, 2014, an increase of $2.6 million, or 8%, over non-compensation operating expenses of $34.3 million for the three months ended March 31, 2013. Non-compensation operating expenses increased compared to the three months ended March 31, 2013 primarily as a result of the expansion of our existing businesses.

Total Other Expenses of $3.3 million for the three months ended March 31, 2014 included acquisition related compensation costs of $3.2 million and amortization of intangibles of $0.1 million. Total Other Expenses of $10.6 million for the three months ended March 31, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $5.6 million, acquisition related compensation costs of $4.9 million and amortization of intangibles of $0.1 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 61% for the three months ended March 31, 2014, compared to 67% for the three months ended March 31, 2013.

Income from Equity Method Investments was $0.2 million for the three months ended March 31, 2014, as compared to $0.8 million for the three months ended March 31, 2013. The decrease was primarily a result of a decrease in earnings from
G5 ǀ Evercore.

The provision for income taxes for the three months ended March 31, 2014 was $7.6 million, which reflected an effective tax rate of 36%.  The provision was impacted by the noncontrolling interest associated with LP Units, state, local and foreign taxes and other adjustments. The provision for income taxes for the three months ended March 31, 2013 was $7.7 million, which reflected an effective tax rate of 45%.  The provision was impacted by the vesting of LP Units, which were fully vested as of December 31, 2013, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets.

Noncontrolling Interest was $2.8 million for the three months ended March 31, 2014 compared to $2.4 million for the three months ended March 31, 2013 (which includes noncontrolling interest related to discontinued operations of ($0.4) million).
Impairment of Assets
During the first quarter of 2014, there were no material changes in the facts and assumptions related to the November 30, 2013 impairment assessment that would have caused the Company to reach a different conclusion. As such, the Company considered the criteria required by ASC 350, “Intangibles - Goodwill and Other”, and ASC 360, “Property, Plant, and Equipment”, and concluded that there were no triggering events during the first quarter of 2014 that would have required a Step 1 impairment assessment.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments included within continuing operations, by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2014	2013	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Revenue	$116,452	$113,505	3%
Commission Revenue	8,256	7,046	17%
Underwriting Revenue	3,796	10,832	(65%)
Total Investment Banking Revenue (1)	128,504	131,383	(2%)
Other Revenue, net (2)	(653)	213	NM
Net Revenues	127,851	131,596	(3%)
Expenses
Operating Expenses	105,532	105,066	—%
Other Expenses	3,214	9,855	(67%)
Total Expenses	108,746	114,921	(5%)
Operating Income (3)	19,105	16,675	15%
Income (Loss) from Equity Method Investments	(310)	170	NM
Pre-Tax Income from Continuing Operations	$18,795	$16,845	12%

(1)	Includes client related expenses of $2.5 million for the three months ended March 31, 2014 and 2013.

(2)	Includes interest expense on the Senior Notes of $1.1 million for the three months ended March 31, 2014 and 2013.

(3)	Includes Noncontrolling Interest of ($0.9) million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.
For the three months ended March 31, 2014, the level of North American announced and completed M&A activity increased 29% and 34%, respectively, compared to the three months ended March 31, 2013, while the level of Global announced and completed M&A activity for the three months ended March 31, 2014 increased 38% and decreased (2%), respectively, compared to the three months ended March 31, 2013:

	For the Three Months Ended March 31,
	2014	2013	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$313	$243	29%
Value of North American M&A Deals Completed	$346	$259	34%
Value of Global M&A Deals Announced	$673	$486	38%
Value of Global M&A Deals Completed	$533	$544	(2%)
Evercore Statistics **
Total Number of Fee Paying Advisory Clients	116	115	1%
Investment Banking Fees of at Least $1 million from Advisory Clients	32	26	23%

*	Source: Thomson Reuters April 10, 2014

**	Includes revenue generating clients only

Investment Banking Results of Operations
Three Months Ended March 31, 2014 versus March 31, 2013
Net Investment Banking Revenues were $127.9 million for the three months ended March 31, 2014 compared to $131.6 million for the three months ended March 31, 2013, which represented a decrease of 3%. We earned advisory fees from 116 clients for the three months ended March 31, 2014 compared to 115 for the three months ended March 31, 2013, representing a 1% increase. We had 32 fees in excess of $1.0 million for the three months ended March 31, 2014, compared to 26 for the three months ended March 31, 2013, representing a 23% increase. The decrease in revenues from the three months ended March 31, 2013 primarily reflects a decrease in the number of underwriting transactions during the three months ended March 31, 2014 in our U.S. and Mexico businesses. Commission Revenue for the three months ended March 31, 2014 was higher than for the three months ended March 31, 2013 primarily as a result of increased volume in our U.S. business.

Operating Expenses were $105.5 million for the three months ended March 31, 2014, flat compared to $105.1 million for the three months ended March 31, 2013. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $75.5 million for the three months ended March 31, 2014, as compared to $78.0 million for the three months ended March 31, 2013, a decrease of $2.5 million, or 3%. The decrease was primarily due to lower discretionary incentive compensation, consistent with the overall decrease in revenues. Non-compensation expenses, as a component of Operating Expenses, were $30.0 million for the three months ended March 31, 2014, as compared to $27.1 million for the three months ended March 31, 2013, an increase of $2.9 million, or 11%. Non-compensation operating expenses increased from the prior year primarily driven by growth in the business. The increase in Investment Banking headcount has also led directly and indirectly to cost increases relating to travel, professional and regulatory fees.
Other Expenses of $3.2 million for the three months ended March 31, 2014 were related to acquisition related compensation costs. Other Expenses of $9.9 million for the three months ended March 31, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $4.9 million and acquisition related compensation costs of $4.9 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2014	2013	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$7,167	$6,549	9%
Institutional Asset Management	11,141	10,415	7%
Private Equity	2,025	2,191	(8%)
Total Investment Advisory and Management Fees	20,333	19,155	6%
Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,643	1,805	(9%)
Private Equity	(61)	477	NM
Total Realized and Unrealized Gains	1,582	2,282	(31%)
Investment Management Revenue (1)	21,915	21,437	2%
Other Revenue, net (2)	(653)	(402)	(62%)
Net Investment Management Revenues	21,262	21,035	1%
Expenses
Operating Expenses	19,571	20,710	(5%)
Other Expenses	82	750	(89%)
Total Expenses	19,653	21,460	(8%)
Operating Income (Loss) (3)	1,609	(425)	NM
Income from Equity Method Investments (4)	551	586	(6%)
Pre-Tax Income from Continuing Operations	$2,160	$161	NM

(1)	Includes transaction-related client reimbursements of $0.01 million and $0.04 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Includes interest expense on the Senior Notes of $0.9 million for the three months ended March 31, 2014 and 2013.

(3)	Includes Noncontrolling Interest of $1.4 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

(4)	Equity in G5 ǀ Evercore, ABS and Pan is classified as Income from Equity Method Investments. The Company's investment in Pan was consolidated during the first quarter of 2013.
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

In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of March 31, 2014, we had $2.7 million of previously received carried interest that may be subject to repayment.
We made investments accounted for under the equity method of accounting in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.
Assets Under Management

AUM for our Investment Management business of $13.9 billion at March 31, 2014 increased from $13.6 billion at December 31, 2013. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 63% of Level I investments and 37% of Level II investments as of March 31, 2014 and December 31, 2013 and Institutional Asset Management maintained 90% and 91% of Level I investments and 10% and 9% of Level II investments as of March 31, 2014 and December 31, 2013, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.

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
The following table summarizes AUM activity for the three months ended March 31, 2014:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2013	$4,874	$8,374	$385	$13,633
Inflows	269	442	—	711
Outflows	(98)	(445)	(11)	(554)
Market Appreciation (Depreciation)	109	(19)	—	90
Balance at March 31, 2014	$5,154	$8,352	$374	$13,880

Unconsolidated Affiliates - Balance at March 31, 2014:
G5 ǀ Evercore	$2,270	$—	$—	$2,270
ABS	$—	$4,607	$—	$4,607

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of March 31, 2014:

	Wealth Management	Institutional Asset Management
Equities	54%	67%
Fixed Income	35%	29%
Liquidity (1)	8%	3%
Alternatives	3%	1%
Total	100%	100%
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

For the three months ended March 31, 2014, AUM for Wealth Management increased 6%, reflecting a 4% increase due to flows and a 2% increase due to market appreciation. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by 9% and 2%, respectively, during the period and tracked the fixed income composite. For the period, the S&P 500 was up 2%, while the fixed income composite increased by 1%.

Our Institutional Asset Management business reflects assets managed by Atalanta Sosnoff and ECB. Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products, while, ECB primarily manages Mexican Government and Corporate fixed income securities. ECB also manages equity products.

Atalanta Sosnoff principally utilizes the S&P 500 Index as a benchmark in reviewing their performance and managing their investment decisions, while ECB utilizes the IPC Index, which is a capitalization weighted index of leading equities traded on the Mexican Stock Exchange and the Cetes 28 Index, which is an index of Treasury Bills issued by the Mexican Government.

For the three months ended March 31, 2014, AUM for Institutional Asset Management was flat, reflecting inflows being offset from outflows and slight market depreciation. This principally reflects Atalanta Sosnoff lagging the index by 3%, as well as ECB outperforming the indices in all strategies. While AUM for Atalanta Sosnoff decreased, as their three year performance continued to lag the benchmark and equity, AUM for ECB increased, reflecting strong investment performance and the continued marketing efforts to expand the market share of the business.

Our Private Equity business includes the assets of funds which our Private Equity professionals manage. These funds include ECP II, Discovery Americas I, L.P., EMCP II and EMCP III. AUM for Private Equity decreased 3% for the three months ended March 31, 2014 from outflows related to the continued wind-down of the U.S. Private Equity business.

AUM from our unconsolidated affiliates increased from December 31, 2013 primarily related to positive performance in ABS.

Three Months Ended March 31, 2014 versus March 31, 2013

Net Investment Management Revenues were $21.3 million for the three months ended March 31, 2014, compared to $21.0 million for the three months ended March 31, 2013. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services increased 6% from the three months ended March 31, 2013, primarily reflecting an increase in AUM in Wealth Management and in Institutional Asset Management. Fee-based revenues included $0.03 million of revenues from performance fees during the three months ended March 31, 2014 compared to $0.09 million during the three months ended March 31, 2013. Realized and Unrealized Gains decreased from the prior year primarily resulting from losses in our private equity funds, which were principally driven by realized and unrealized losses on portfolio companies in Mexico. Income (Loss) from Equity Method Investments decreased from the three months ended March 31, 2013 primarily as a result of a decrease in earnings from our investment in G5 ǀ Evercore.

Operating Expenses were $19.6 million for the three months ended March 31, 2014, as compared to $20.7 million for the three months ended March 31, 2013, a decrease of $1.1 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $12.6 million for the three months ended March 31, 2014, as compared to $13.5 million for the three months ended March 31, 2013, a decrease of $0.9 million, or 7%. The decrease was due primarily to lower discretionary incentive compensation. Non-compensation expenses, as a component of Operating Expenses, were $6.9 million for the three months ended March 31, 2014, as compared to $7.2 million for the three months ended March 31, 2013, a decrease of $0.3 million, or 4%.
Other Expenses of $0.1 million for the three months ended March 31, 2014 were related to amortization of intangibles. Other Expenses of $0.8 million for the three months ended March 31, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $0.7 million and amortization of intangibles of $0.1 million.
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

	For the Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$13,392	$8,378
Non-cash charges	47,164	34,799
Other operating activities	(176,993)	(128,045)
Operating activities	(116,437)	(84,868)
Investing activities	954	1,783
Financing activities	(58,496)	(38,609)
Effect of exchange rate changes	(410)	(703)
Net Increase (Decrease) in Cash and Cash Equivalents	(174,389)	(122,397)
Cash and Cash Equivalents
Beginning of Period	298,453	259,431
End of Period	$124,064	$137,034

Three Months Ended March 31, 2014. Cash and Cash Equivalents were $124.1 million at March 31, 2014, a decrease of $174.4 million versus Cash and Cash Equivalents of $298.5 million at December 31, 2013. Operating activities resulted in a net outflow of $116.4 million, primarily related to the payment of 2013 bonus awards. Cash of $1.0 million was provided by investing activities primarily related to net proceeds from maturities and sales of our marketable securities. Financing activities during the period used cash of $58.5 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, as well as treasury stock and noncontrolling interest purchases.

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
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. For a further discussion of risks related to our business, refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2013.
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
During the three months ended March 31, 2014, we repurchased 213,339 shares for $11.5 million pursuant to our repurchase program.

In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2014, we repurchased 936,272 shares for $50.4 million primarily related to minimum tax withholding requirements of share deliveries.
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
Pursuant to the agreement, Mizuho may transfer (A) the Senior Notes (i) with the Company’s consent, (ii) to a permitted transferee, or (iii) to the extent that such transfer does not result in any holder or group of affiliated holders directly or indirectly owning more than 15% of the aggregate principal amount of the Senior Notes, and (B) the Warrants (i) with the Company’s consent, (ii) to a permitted transferee, (iii) pursuant to a tender or exchange offer, or a merger or sale transaction involving the Company that has been recommended by the Company’s Board of Directors, or (iv) to the extent that such transfer is made pursuant to a widely distributed public offering or does not result in any holder or group of affiliated holders directly or indirectly owning more than 2% of the Company’s voting securities and the total shares of Class A common stock transferred, together with any shares of Class A common stock (on an as-converted basis) transferred during the preceding 12 months, is less than 25% of the Company’s outstanding Class A common stock. The Company has a right of first offer on any proposed transfer by Mizuho of the Warrants, Common Stock purchased in the open market or acquired by exercise of the Warrants and associated Common Stock issued as dividends.
The exercise price for the Warrants is payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time.
Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of March 31, 2014, we were in compliance with all of these covenants.
We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
In 2013, we established a $25.0 million line of credit with First Republic Bank for funding working capital and other corporate activities.  This facility is secured with certain of our Accounts Receivable outstanding from the date of the agreement and/or restricted cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.  The interest rate on this facility is the U.S. prime rate. The Company drew down $25.0 million on this facility on April 22, 2014.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.9 years, as of March 31, 2014, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
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
As of March 31, 2014 and December 31, 2013, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	March 31, 2014		December 31, 2013
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$58,183		$56,311
Securities Purchased Under Agreements to Resell	20,560	$20,574	19,134	$19,112
Total Assets	78,743		75,445
Liabilities
Securities Sold Under Agreements to Repurchase	(78,831)	$(78,903)	(75,563)	$(75,708)
Net Liabilities	$(88)		$(118)
Risk Measures
VaR	$3		$7
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(39)		$(35)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$39		$35

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
As of March 31, 2014, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740, hence, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $9.9 million as of March 31, 2014 and December 31, 2013. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally includes noncontrolling interests held by the principals of EWM and Atalanta Sosnoff, increased from $36.8 million as of December 31, 2013 to $38.9 million as of March 31, 2014, as recorded on our Unaudited Condensed Consolidated Statements of Financial Condition. The increase resulted primarily from a $2.1 million increase related to noncontrolling interests held by the principals of EWM. In April 2014, the Company entered into a commitment to purchase 3,332 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for Class A Shares and LP Units of the Company, for a fair value of $7.1 million. This transaction is expected to settle in May 2014 and will increase the Company's ownership in EWM to 62% immediately following this transaction. See Note 12 to our unaudited condensed consolidated financial statements for further information.
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
Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM and G5 ǀ Evercore. These funds principally hold readily-marketable investment securities. As of March 31, 2014, the fair value of our investments with these products, based on closing prices, was $13.1 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $1.3 million for the three months ended March 31, 2014.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.1 million for the three months ended March 31, 2014.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Partners Limited's ("Evercore Europe") revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2014, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $0.2 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
Credit Risks
We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of March 31, 2014 and December 31, 2013, total receivables amounted to $89.3 million and $83.3 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the three months ended March 31, 2014 and 2013.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2014, we had Marketable Securities of $42.6 million, of which 60% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.

Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.
Recently Issued Accounting Standards
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
ASU 2013-08 – In June 2013, the FASB issued ASU No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 provides amendments to ASC No. 946, "Financial Services - Investment Companies", and clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption prohibited. The adoption of ASU 2013-08 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2014-08 – In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 provides amendments to ASC No. 205, “Presentation of Financial Statements”, and ASC No. 360, "Property, Plant, and Equipment", which change the requirements for reporting discontinued operations. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations and also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.

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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales
None
Issuer Purchases of Equity Securities

2014	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	29,539	$59.51	—	5,000,000
February 1 to February 28	1,052,584	53.61	172,739	4,827,261
March 1 to March 31	67,488	54.75	40,600	4,786,661
Total	1,149,611	$53.83	213,339	4,786,661

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes In Equity for the three months ended March 31, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2014

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes In Equity for the three months ended March 31, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)