Form 10-Q
period 2014-06-30
Evercore Partners Inc.
filed 2014-08-08
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 30, 2014 was 36,282,668. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 30, 2014 was 27 (excluding 73 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and Cash Equivalents	$193,096	$298,453
Marketable Securities	36,298	43,407
Financial Instruments Owned and Pledged as Collateral at Fair Value	76,773	56,311
Securities Purchased Under Agreements to Resell	—	19,134
Accounts Receivable (net of allowances of $1,642 and $2,436 at June 30, 2014 and December 31, 2013, respectively)	100,325	83,347
Receivable from Employees and Related Parties	9,455	9,233
Deferred Tax Assets - Current	13,188	11,271
Other Current Assets	44,419	16,703
Total Current Assets	473,554	537,859
Investments	125,927	114,084
Deferred Tax Assets - Non-Current	262,348	251,613
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $29,864 and $25,992 at June 30, 2014 and December 31, 2013, respectively)	30,817	27,832
Goodwill	193,389	189,274
Intangible Assets (net of accumulated amortization of $31,029 and $27,538 at June 30, 2014 and December 31, 2013, respectively)	23,238	26,731
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	28,424	23,190
Total Assets	$1,147,897	$1,180,783
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$71,716	$157,856
Accounts Payable and Accrued Expenses	36,156	18,365
Securities Sold Under Agreements to Repurchase	76,874	75,563
Payable to Employees and Related Parties	17,548	19,524
Taxes Payable	4,237	4,713
Other Current Liabilities	8,005	8,138
Total Current Liabilities	214,536	284,159
Notes Payable	104,207	103,226
Amounts Due Pursuant to Tax Receivable Agreements	195,850	175,771
Other Long-term Liabilities	17,948	17,664
Total Liabilities	532,541	580,820
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interest	4,283	36,805
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 44,813,896 and 40,772,434 issued at June 30, 2014 and December 31, 2013, respectively, and 35,643,336 and 33,069,534 outstanding at June 30, 2014 and December 31, 2013, respectively)	448	408
Class B, par value $0.01 per share (1,000,000 shares authorized, 28 and 42 issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	—	—
Additional Paid-In-Capital	891,220	799,233
Accumulated Other Comprehensive Income (Loss)	(7,820)	(10,784)
Retained Earnings (Deficit)	(46,037)	(59,896)
Treasury Stock at Cost (9,170,560 and 7,702,900 shares at June 30, 2014 and December 31, 2013, respectively)	(311,262)	(226,380)
Total Evercore Partners Inc. Stockholders' Equity	526,549	502,581
Noncontrolling Interest	84,524	60,577
Total Equity	611,073	563,158
Total Liabilities and Equity	$1,147,897	$1,180,783
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Investment Banking Revenue	$192,251	$183,454	$320,755	$314,837
Investment Management Revenue	26,801	25,089	48,716	46,526
Other Revenue, Including Interest	2,622	1,428	4,691	4,532
Total Revenues	221,674	209,971	374,162	365,895
Interest Expense	3,978	3,174	7,353	6,467
Net Revenues	217,696	206,797	366,809	359,428
Expenses
Employee Compensation and Benefits	129,346	131,377	220,738	233,386
Occupancy and Equipment Rental	10,138	8,178	19,622	16,915
Professional Fees	11,988	9,288	20,499	17,133
Travel and Related Expenses	10,098	8,272	17,482	15,450
Communications and Information Services	3,922	3,363	7,295	6,782
Depreciation and Amortization	3,537	3,591	7,358	7,148
Acquisition and Transition Costs	1,016	—	1,116	58
Other Operating Expenses	4,616	4,547	8,950	8,125
Total Expenses	174,661	168,616	303,060	304,997
Income Before Income from Equity Method Investments and Income Taxes	43,035	38,181	63,749	54,431
Income from Equity Method Investments	2,038	1,015	2,279	1,771
Income Before Income Taxes	45,073	39,196	66,028	56,202
Provision for Income Taxes	15,387	17,130	22,950	24,865
Net Income from Continuing Operations	29,686	22,066	43,078	31,337
Discontinued Operations
Income (Loss) from Discontinued Operations	—	(119)	—	(1,425)
Provision (Benefit) for Income Taxes	—	(64)	—	(477)
Net Income (Loss) from Discontinued Operations	—	(55)	—	(948)
Net Income	29,686	22,011	43,078	30,389
Net Income Attributable to Noncontrolling Interest	5,421	5,585	8,245	7,994
Net Income Attributable to Evercore Partners Inc.	$24,265	$16,426	$34,833	$22,395
Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$24,265	$16,437	$34,833	$22,894
From Discontinued Operations	—	(32)	—	(541)
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$24,265	$16,405	$34,833	$22,353
Weighted Average Shares of Class A Common Stock Outstanding
Basic	35,744	31,811	35,208	31,836
Diluted	41,860	37,501	41,781	37,738
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.68	$0.52	$0.99	$0.72
From Discontinued Operations	—	—	—	(0.02)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.68	$0.52	$0.99	$0.70
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.58	$0.44	$0.83	$0.61
From Discontinued Operations	—	—	—	(0.02)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.58	$0.44	$0.83	$0.59

Dividends Declared per Share of Class A Common Stock	$0.25	$0.22	$0.50	$0.44
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$29,686	$22,011	$43,078	$30,389
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities, net	33	(662)	1,002	(205)
Foreign Currency Translation Adjustment Gain (Loss), net	2,387	(1,698)	2,632	(2,179)
Other Comprehensive Income (Loss)	2,420	(2,360)	3,634	(2,384)
Comprehensive Income	32,106	19,651	46,712	28,005
Comprehensive Income Attributable to Noncontrolling Interest	5,858	5,036	8,915	7,439
Comprehensive Income Attributable to Evercore Partners Inc.	$26,248	$14,615	$37,797	$20,566

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2014
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2013	40,772,434	$408	$799,233	$(10,784)	$(59,896)	(7,702,900)	$(226,380)	$60,577	$563,158
Net Income	—	—	—	—	34,833	—	—	8,245	43,078
Other Comprehensive Income	—	—	—	2,964	—	—	—	670	3,634
Treasury Stock Purchases	—	—	—	—	—	(1,718,110)	(92,983)	—	(92,983)
Evercore LP Units Converted into Class A Common Stock	950,672	9	10,468	—	—	—	—	(6,637)	3,840
Equity-based Compensation Awards	3,090,790	31	75,722	—	—	—	—	—	75,753
Shares Issued as Consideration for Acquisitions and Investments	—	—	2,987	—	—	131,243	4,245	—	7,232
Dividends and Equivalents	—	—	3,096	—	(20,974)	—	—	—	(17,878)
Noncontrolling Interest (Note 12)	—	—	(286)	—	—	119,207	3,856	21,669	25,239
Balance at June 30, 2014	44,813,896	$448	$891,220	$(7,820)	$(46,037)	(9,170,560)	$(311,262)	$84,524	$611,073

	For the Six Months Ended June 30, 2013
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2012	35,040,501	$350	$654,275	$(9,086)	$(77,079)	(5,463,515)	$(139,954)	$62,243	$490,749
Net Income	—	—	—	—	22,395	—	—	7,994	30,389
Other Comprehensive Income (Loss)	—	—	—	(1,829)	—	—	—	(555)	(2,384)
Treasury Stock Purchases	—	—	—	—	—	(2,141,121)	(81,108)	—	(81,108)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,326,127	13	9,406	—	—	—	—	(13,187)	(3,768)
Equity-based Compensation Awards	1,887,385	19	55,355	—	—	2,600	65	10,725	66,164
Dividends and Equivalents	—	—	3,041	—	(17,162)	—	—	—	(14,121)
Noncontrolling Interest (Note 12)	—	—	(2,483)	—	—	—	—	(11,628)	(14,111)
Balance at June 30, 2013	38,254,013	$382	$719,594	$(10,915)	$(71,846)	(7,602,036)	$(220,997)	$55,592	$471,810

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net Income	$43,078	$30,389
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(1,916)	(2,964)
Equity Method Investments	6,024	4,115
Equity-Based and Other Deferred Compensation	57,640	63,802
Depreciation, Amortization and Accretion	8,339	8,126
Bad Debt Expense	716	317
Deferred Taxes	10,883	(3,633)
Decrease (Increase) in Operating Assets:
Marketable Securities	203	133
Financial Instruments Owned and Pledged as Collateral at Fair Value	(20,006)	42,901
Securities Purchased Under Agreements to Resell	19,063	(4,022)
Accounts Receivable	(17,169)	(28,910)
Receivable from Employees and Related Parties	(222)	(4,920)
Other Assets	(32,721)	(3,163)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(90,898)	(62,331)
Accounts Payable and Accrued Expenses	7,498	2,966
Securities Sold Under Agreements to Repurchase	925	(38,908)
Payables to Employees and Related Parties	(3,606)	4,213
Taxes Payable	(475)	(11,879)
Other Liabilities	(30)	(1,865)
Net Cash Provided by (Used in) Operating Activities	(12,674)	(5,633)
Cash Flows From Investing Activities
Investments Purchased	(8,107)	(1,274)
Distributions of Private Equity Investments	108	154
Marketable Securities:
Proceeds from Sales and Maturities	20,839	23,062
Purchases	(11,743)	(21,055)
Cash Acquired from Acquisitions	—	170
Purchase of Furniture, Equipment and Leasehold Improvements	(5,971)	(1,540)
Net Cash Provided by (Used in) Investing Activities	(4,874)	(483)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	49	2,750
Distributions to Noncontrolling Interests	(6,414)	(11,527)
Short-Term Borrowing	50,000	—
Repayment of Short-Term Borrowing	(50,000)	—
Purchase of Treasury Stock and Noncontrolling Interests	(94,459)	(87,875)
Excess Tax Benefits Associated with Equity-Based Awards	29,460	6,581
Dividends - Class A Stockholders	(17,878)	(14,121)
Net Cash Provided by (Used in) Financing Activities	(89,242)	(104,192)
Effect of Exchange Rate Changes on Cash	1,433	(1,688)
Net Increase (Decrease) in Cash and Cash Equivalents	(105,357)	(111,996)
Cash and Cash Equivalents-Beginning of Period	298,453	259,431
Cash and Cash Equivalents-End of Period	$193,096	$147,435

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$6,400	$5,616
Payments for Income Taxes	$7,740	$33,986
Furniture, Equipment and Leasehold Improvements Accrued	$595	$637
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$3,530	$(921)
Dividend Equivalents Issued	$3,096	$3,041
Notes Exchanged for Equity in Subsidiary	$—	$1,042
Settlement of Contingent Consideration	$7,232	$1,000
Receipt of Marketable Securities in Settlement of Accounts Receivable	$63	$1,772
Commitment to Purchase Noncontrolling Interest	$—	$7,890
Purchase of Noncontrolling Interest	$7,100	$—
Contingent Consideration Accrued	$2,243	$—
Reclassification to Noncontrolling Interest	$27,477	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization
Evercore Partners Inc. and subsidiaries (the “Company”) is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership (“Evercore LP”). Subsequent to the Company’s initial public offering, the Company became the sole general partner of Evercore LP. The Company operates from its offices in the United States, the United Kingdom, Mexico, Hong Kong, Canada, Singapore and, through its affiliate G5 Holdings S.A. (“G5 ǀ Evercore”), in Brazil.
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
Performance Fees - Performance fees, or carried interest, are computed in accordance with the underlying private equity funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Historically, the Company recorded performance fee revenue from its managed private equity funds when the private equity funds’ investment values exceeded certain threshold minimums. During the second quarter of 2014, the Company changed its method of recording performance fees such that the Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. This method is considered the more preferable of the two methods accepted under ASC 605-20-S99-1. This change in accounting policy had no effect on the prior period information included on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Financial Condition in this Form 10-Q, or the Consolidated Statements of Operations and Consolidated Statements of Financial Condition in the Company’s most recent Annual Report on Form 10-K.

Note 3 – Recent Accounting Pronouncements
ASU 2013-05 – In March 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides amendments to Accounting Standards Codification ("ASC") No. 830, “Foreign Currency Matters”, which are intended to resolve diversity in practice by clarifying the guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments also clarify the guidance for the release of the cumulative translation adjustment into net income for business combinations achieved in stages involving a foreign entity. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-05 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2014-09 – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides amendments to ASC No. 605, “Revenue Recognition”, and creates ASC No. 606, "Revenue from Contracts with Customers", which change the requirements for revenue recognition and amend disclosure requirements. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2016, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-11 – In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”). ASU 2014-11 provides amendments to ASC No. 806, “Transfers and Servicing”, which expand secured borrowing accounting for certain repurchase agreements and require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset. The amendments also require additional disclosures for certain transactions accounted for as a sale and repurchase agreements, and for securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The amendments in this update for the additional disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are effective prospectively during annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015, and all other amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-12 – In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 provides amendments to ASC No. 718, “Compensation - Stock Compensation”, which clarify the guidance for whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 4 – Acquisition and Transition Costs and Intangible Asset Amortization
Acquisition and Transition Costs
The Company recognized $1,016 and $1,116 for the three and six months ended June 30, 2014, respectively, and $58 for the six months ended June 30, 2013 as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
Intangible Asset Amortization
Expenses associated with the amortization of intangible assets for Investment Banking were $77 and $241 for the three and six months ended June 30, 2014, respectively, and $204 and $408 for the three and six months ended June 30, 2013, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expenses associated with the amortization of intangible assets for Investment Management were $1,486 and $3,250 for the three and six months ended June 30, 2014, respectively, and $1,851 and $3,641 for the three and six months ended June 30, 2013, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.

Note 5 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $4,196 and $9,075 for the three and six months ended June 30, 2014, respectively, and $4,983 and $7,135 for the three and six months ended June 30, 2013, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $10,750 for the six months ended June 30, 2013.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $5,294 and $5,560 as of June 30, 2014 and December 31, 2013, respectively. See Note 14 for further information.

Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$5,056	$1,330	$14	$6,372	$11,268	$754	$623	$11,399
Debt Securities Carried by EGL	24,052	102	—	24,154	22,542	87	1	22,628
Mutual Funds	4,619	1,194	41	5,772	7,917	1,600	137	9,380
Total	$33,727	$2,626	$55	$36,298	$41,727	$2,441	$761	$43,407

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$303	$304	$306	$307
Due after one year through five years	1,252	1,266	1,250	1,264
Due after five years through 10 years	100	102	100	100
Total	$1,655	$1,672	$1,656	$1,671

Securities Investments
Securities Investments include seed capital and other equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of $279 and $294 for the three and six months ended June 30, 2014, respectively, and ($286) and ($189) for the three and six months ended June 30, 2013, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($104) and ($203) for the three and six months ended June 30, 2014, respectively, and ($122) and ($133) for the three and six months ended June 30, 2013, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $212 and $324 for the three and six months ended June 30, 2014, respectively, and ($136) and $461 for the three and six months ended June 30, 2013, respectively.

Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.7 years, as of June 30, 2014, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
As of June 30, 2014 and December 31, 2013, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	June 30, 2014		December 31, 2013
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$76,773		$56,311
Securities Purchased Under Agreements to Resell	—	$—	19,134	$19,112
Total Assets	$76,773		$75,445
Liabilities
Securities Sold Under Agreements to Repurchase	$(76,874)	$(76,972)	$(75,563)	$(75,708)

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
The Company also has investments in G5 ǀ Evercore and ABS Investment Management, LLC ("ABS"), which are voting interest entities. The Company's investment in Evercore Pan-Asset Capital Management ("Pan") became a VIE and was subsequently sold in December 2013. The Company’s share of earnings (losses) on its investments in G5 ǀ Evercore, ABS and Pan (prior to its consolidation on March 15, 2013) are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
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
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At June 30, 2014, unfunded commitments of EMP III were $6,841, including $639 due from the Company.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

A summary of the Company’s investment in the private equity funds as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
ECP II	$3,125	$3,251
Discovery Fund	2,545	5,015
EMCP II	12,531	11,125
EMCP III	5,394	3,852
CSI Capital	3,778	3,248
Trilantic IV	5,264	4,356
Trilantic V	1,604	1,532
Total Private Equity Funds	$34,241	$32,379

Net realized and unrealized gains on private equity fund investments were $4,023 and $3,962 for the three and six months ended June 30, 2014, respectively, and $2,073 and $2,550 for the three and six months ended June 30, 2013, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2014, the Company had $2,701 of previously received carried interest that may be subject to repayment.
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

In 2013, EMP III amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, consolidating as a VIE had no impact on the assets and liabilities of the Company. The Company consolidated EMP III assets of $5,458 and liabilities of $42 at June 30, 2014 and assets of $4,287 and liabilities of $32 at December 31, 2013, in the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The assets retained by EMP III are for the benefit of the interest holders of EMP III and the liabilities are generally non-recourse to the Company.

Investment in Trilantic Capital Partners

In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Evercore LP partnership units ("LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During 2014, $36 of this investment was allocated to Trilantic Fund V. During 2013, $825 and $29 of this investment was allocated to Trilantic Fund V and Trilantic Fund IV, respectively. From 2010 to 2012, $1,091 of this investment was allocated to Trilantic Fund IV. This investment had a balance of $14,109 and $14,145 as

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

of June 30, 2014 and December 31, 2013, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $4,227 was unfunded at June 30, 2014. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in successor funds will be at amounts comparable to those of Trilantic Fund V.
Equity Method Investments

A summary of the Company’s other investments accounted for under the equity method of accounting as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
G5 ǀ Evercore	$35,328	$20,001
ABS	42,249	47,559
Total	$77,577	$67,560

G5 ǀ Evercore
In 2010, the Company made an investment accounted for under the equity method of accounting in G5 ǀ Evercore. During the second quarter of 2014, the Company settled its contingent consideration arrangement entered into in conjunction with its initial investment in G5 ǀ Evercore. Accordingly, in June 2014 the Company issued 131 shares of restricted Class A common stock, with a fair value of $7,232, and $7,916 of cash to the owners of G5 ǀ Evercore.
At June 30, 2014, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings (losses) of $817 and ($20) for the three and six months ended June 30, 2014, respectively, and $247 and $184 for the three and six months ended June 30, 2013, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At June 30, 2014, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,221 and $2,299 for the three and six months ended June 30, 2014, respectively, and $768 and $1,642 for the three and six months ended June 30, 2013, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Pan
In 2008, the Company made an investment accounted for under the equity method of accounting of $4,158 in Pan. This investment resulted in losses of ($55) for the six months ended June 30, 2013, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statement of Operations. In 2011 and 2012, the Company concluded that Pan was a VIE, and that the Company was not the primary beneficiary of the VIE. On March 15, 2013, the Company exchanged its notes receivable from Pan for additional common equity, increasing its common equity ownership interest to 68%, from 50%. The Company viewed this transaction as a reconsideration event and concluded that it had become the primary beneficiary of Pan, and therefore consolidated Pan in the Company's unaudited condensed consolidated financial statements as of that date. The Company determined that it was the primary beneficiary of Pan because it possessed the power to significantly impact the economic performance of Pan and maintained the obligation to absorb losses of Pan, which could be potentially significant, or the right to receive benefits from Pan, that could be potentially significant. The assets retained by Pan are not generally available to the Company and the liabilities are generally non-recourse to the Company. The consolidation also resulted in goodwill of $3,020 and intangible assets relating to client relationships of $1,440, recognized in the Investment Management Segment. The intangible assets were being amortized over an estimated useful life of seven years. The Company subsequently sold its investment on December 3, 2013. Accordingly, Pan's results are reflected in Discontinued Operations on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $647 and $1,294 for the three and six months ended June 30, 2014 and 2013, respectively.

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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at June 30, 2014 and December 31, 2013 are based on quoted market prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2014
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$33,827	$—	$33,827
Securities Investments (1)	7,700	1,672	—	9,372
Mutual Funds	5,772	—	—	5,772
Financial Instruments Owned and Pledged as Collateral at Fair Value	76,773	—	—	76,773
Total Assets Measured At Fair Value	$90,245	$35,499	$—	$125,744

	December 31, 2013
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$33,882	$—	$33,882
Securities Investments (1)	12,001	2,398	—	14,399
Mutual Funds	9,380	—	—	9,380
Financial Instruments Owned and Pledged as Collateral at Fair Value	56,311	—	—	56,311
Total Assets Measured At Fair Value	$77,692	$36,280	$—	$113,972

(1)
Includes $12,673 and $14,254 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013, respectively.

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
The Company had no transfers between fair value levels during the six months ended June 30, 2014 or the year ended December 31, 2013.
The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition, are listed in the tables below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		June 30, 2014
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$180,423	$180,423	$—	$—	$180,423
Accounts Receivable	100,325	—	100,325	—	100,325
Receivable from Employees and Related Parties	9,455	—	9,455	—	9,455
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$36,156	$—	$36,156	$—	$36,156
Securities Sold Under Agreements to Repurchase	76,874	—	76,874	—	76,874
Payable to Employees and Related Parties	17,548	—	17,548	—	17,548
Notes Payable	104,207	—	131,257	—	131,257

		December 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$284,199	$284,199	$—	$—	$284,199
Securities Purchased Under Agreements to Resell	19,134	—	19,134	—	19,134
Accounts Receivable	83,347	—	83,347	—	83,347
Receivable from Employees and Related Parties	9,233	—	9,233	—	9,233
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$18,365	$—	$18,365	$—	$18,365
Securities Sold Under Agreements to Repurchase	75,563	—	75,563	—	75,563
Payable to Employees and Related Parties	19,524	—	19,524	—	19,524
Notes Payable	103,226	—	127,425	—	127,425

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities:
The fair value of the Company’s Notes Payable is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.
The carrying amounts reported on the Unaudited Condensed Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivables from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payables to Employees and Related Parties and Assets Segregated for Bank Regulatory Requirements approximate fair value due to the short-term nature of these items.

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

Note 11 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on July 21, 2014, a quarterly cash dividend of $0.25 per share, to the holders of Class A Shares as of August 29, 2014, which will be paid on September 12, 2014. During the six months ended June 30, 2014, the Company declared and paid dividends of $0.50 per share, totaling $17,878.
Treasury Stock – During the six months ended June 30, 2014, the Company purchased 1,457 Class A Shares primarily from employees at values ranging from $52.42 to $61.82 per share, primarily for the net settlement of stock-based compensation awards, and 261 Class A Shares at market values ranging from $52.87 to $55.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $92,983 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014. During the six months ended June 30, 2014, the Company issued 131 Class A Shares from treasury stock as an earnout payment to certain G5 ǀ Evercore employees and 119 Class A Shares to certain Evercore Wealth Management ("EWM") employees in exchange for their noncontrolling interest in EWM. The result of these issuances was a decrease in Treasury Stock of $8,101 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014.
LP Units – During the six months ended June 30, 2014, 951 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $9 and $10,468, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2014, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($1,600) and ($6,220), respectively.
Income (Loss) from Discontinued Operations, and the Provision (Benefit) for Income Taxes from Discontinued Operations on the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2013 includes ($1,683) and ($573), respectively, reclassified from Accumulated Other Comprehensive Income (Loss) related to the recognition of a cumulative foreign exchange translation loss as a result of the consolidation of Pan.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 12% interest in Evercore LP, a 28% interest in ECB, a 38% interest in EWM, a 34% equity interest in Atalanta Sosnoff Capital LLC ("Atalanta Sosnoff"), a 39% interest in Institutional Equities ("IE"), a 20% interest in Private Capital Advisory ("PCA"), a 14% interest in Evercore Trust Company, N.A. ("ETC") through the second quarter of 2013, a 32% interest in Pan (sold December 3, 2013) and other private equity partnerships. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the six months ended June 30, 2014 and 2013 were as follows:

	For the Six Months Ended June 30,
	2014	2013
Beginning balance	$60,577	$62,243
Comprehensive income (loss)
Net Income Attributable to Noncontrolling Interest	8,245	7,994
Other comprehensive income (loss)	670	(555)
Total comprehensive income	8,915	7,439
Other items
Evercore LP Units Converted into Class A Shares	(6,637)	(13,187)
Amortization and Vesting of LP Units	—	10,725
Distributions to Noncontrolling Interests	(6,414)	(10,953)
Fair value of Noncontrolling Interest in Pan	—	774
Fair value of Noncontrolling Interest in EWM	27,477	—
Issuance of Noncontrolling Interest	268	3,080
Purchase of Noncontrolling Interest	—	(4,529)
Other	338	—
Total other items	15,032	(14,090)
Ending balance	$84,524	$55,592

Net Income (Loss) Attributable to Noncontrolling Interest related to Pan from Discontinued Operations was ($23) and ($407) for the three and six months ended June 30, 2013, respectively.

Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities, net, of $6 and $193 for the three and six months ended June 30, 2014, respectively, and ($156) and ($39) for the three and six months ended June 30, 2013, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $431 and $477 for the three and six months ended June 30, 2014, respectively, and ($393) and ($516) for the three and six months ended June 30, 2013, respectively.
In February 2010, Evercore LP issued 500 LP Units to Trilantic. The original terms were such that at December 31, 2014, at the option of the holder, these LP Units were exchangeable on a one-for-one basis for Class A Shares or may be redeemed for cash of $16,500. Accordingly, this value was being accreted to the minimum redemption value of $16,500 over the five-year period ending December 31, 2014. Accretion was $21 and $42 for the three and six months ended June 30, 2013, respectively. In October of 2013, the Board of Directors of the Company agreed to release the transfer restrictions associated with these LP Units and the holders of these units exchanged them into Class A Shares.
In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $4,283 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

In April 2014, the Company entered into a commitment to purchase 3 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for 119 Class A Shares and 11 LP Units of the Company, at a fair value of $7,100. This transaction settled on May 22, 2014 and resulted in an increase in the Company's ownership in EWM to 62%. In conjunction with this purchase, the Company amended the Amended and Restated Limited Liability Company Agreement of EWM. Per the amended agreement, the holders of certain EWM interests no longer have the option to redeem these capital interests for cash upon the event of the death or disability of the holder. Accordingly, the value of these interests has been reclassified from Redeemable Noncontrolling Interest to Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014. The above transactions had the effect of reducing Redeemable Noncontrolling Interest and Treasury Stock by $34,577 and $3,856, respectively, and increasing Noncontrolling Interest and Additional Paid-in Capital by $27,477 and $3,244, respectively, at June 30, 2014. These interests were reflected at their fair value of $34,577 and $32,523 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013, respectively.

Note 13 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the three and six months ended June 30, 2014 and 2013 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc.	$24,265	$16,458	$34,833	$22,936
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 12)	—	(21)	—	(42)
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	24,265	16,437	34,833	22,894
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(32)	—	(541)
Net income attributable to Evercore Partners Inc. common shareholders	$24,265	$16,405	$34,833	$22,353
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units ("RSUs")	35,744	31,811	35,208	31,836
Basic net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.68	$0.52	$0.99	$0.72
Basic net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	—	—	(0.02)
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.68	$0.52	$0.99	$0.70
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	$24,265	$16,437	$34,833	$22,894
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)	(a)
Diluted net income from continuing operations attributable to Evercore Partners Inc. common shareholders	24,265	16,437	34,833	22,894
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(32)	—	(541)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$24,265	$16,405	$34,833	$22,353
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	35,744	31,811	35,208	31,836
Assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,718	3,332	3,095	3,551
Shares that are contingently issuable	130	—	166	—
Assumed conversion of Warrants issued	3,268	2,358	3,312	2,351
Diluted weighted average shares of Class A common stock outstanding	41,860	37,501	41,781	37,738
Diluted net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.58	$0.44	$0.83	$0.61
Diluted net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	—	—	(0.02)
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.58	$0.44	$0.83	$0.59

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one for one basis. During the three and six months ended June 30, 2014 and 2013, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

have been included in the denominator of the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 4,719 and 4,901 for the three and six months ended June 30, 2014, respectively, and 6,680 and 6,734 for the three and six months ended June 30, 2013, respectively. The adjustment to the numerator, Diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $3,197 and $4,786 for the three and six months ended June 30, 2014, respectively, and $3,598 and $4,845 for the three and six months ended June 30, 2013, respectively. In computing this adjustment, the Company assumes that all vested LP Units, and all unvested LP Units after applying the treasury stock method, are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.
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

Note 14 – Share-Based and Other Deferred Compensation
During the six months ended June 30, 2014, the Company granted employees 1,830 Service-based Awards. These awards had grant date fair values from $53.86 to $58.67 per share. During the six months ended June 30, 2014, 3,010 Service-based Awards vested and 136 Service-based Awards were forfeited.
During 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. Compensation expense related to this deferred compensation program was $946 and $1,840 for the three and six months ended June 30, 2014, respectively, and $838 and $1,829 for the three and six months ended June 30, 2013, respectively.
Compensation expense related to Service-based Awards, excluding compensation expense related to the amortization of LP Units, was $24,847 and $47,091 for the three and six months ended June 30, 2014, respectively, and $20,634 and $41,227 for the three and six months ended June 30, 2013, respectively. Compensation expense related to the amortization of the LP Units was $4,813 and $10,423 for the three and six months ended June 30, 2013, respectively. Compensation expense related to acquisition-related Awards and deferred cash consideration was $1,757 and $767, respectively, for the three months ended June 30, 2014, and $3,998 and $1,699, respectively, for the six months ended June 30, 2014. Compensation expense related to acquisition-related Awards and deferred cash consideration was $3,618 and $1,214, respectively, for the three months ended June 30, 2013, and $7,226 and $2,263, respectively, for the six months ended June 30, 2013.
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
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $3,003 and $5,650 for the three and six months ended June 30, 2014, respectively, and $1,672 and $2,839 for the three and six months ended June 30, 2013, respectively. The remaining unamortized amount of these awards was $13,229 as of June 30, 2014.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 15 – Commitments and Contingencies
For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $6,895 and $13,279 for the three and six months ended June 30, 2014, respectively, and $5,981 and $11,891 for the three and six months ended June 30, 2013, respectively.
During the first quarter of 2014, the Company entered into lease agreements, which expire on various dates through 2023, with annual base rental payments of approximately $2,000.
Other Commitments – As of June 30, 2014, the Company had unfunded commitments for capital contributions of $9,882 to private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
The Company also has additional commitments related to its redeemable noncontrolling interests. See Note 12 for further information.
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At June 30, 2014, the Company had one remaining commitment for contingent consideration, related to its acquisition of Protego in 2006. Under the terms of the acquisition agreement, the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. During 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of June 30, 2014, the Company recorded Goodwill of $2,243 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $2,545 at June 30, 2014. See Note 8 for further information.
In 2013, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, obtained a line of credit from First Republic Bank in an aggregate principal amount of up to $25,000, to be used for working capital and other corporate activities.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under the facility bear interest at the prime rate. The facility was renewed on June 24, 2014, and the maturity date was extended to June 27, 2015. On April 22, 2014, the Company drew down $25,000 on this facility, which was repaid on May 28, 2014.
In April 2014, the Company entered into a commitment to purchase 3 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for Class A Shares and LP Units of the Company, for a fair value of $7,100. This transaction settled on May 22, 2014 and increased the Company's ownership in EWM to 62%.
On August 3, 2014, the Company entered into definitive contribution and exchange agreements to acquire all of the outstanding equity interests of the operating businesses of International Strategy & Investment ("ISI"), a leading independent research-driven equity sales and agency trading firm, and to acquire the approximately 40% interest in the Company's Institutional Equities business that it does not currently own. The sellers will receive consideration of up to an aggregate of 2,601 vested and unvested Class E Units that are exchangeable one-for-one into Class A common stock subject to timing and other limitations, and up to an aggregate of 5,463 vested and unvested Class G and H Interests in Evercore LP that will convert into a number of Class E Units dependent on the financial performance of the combined business over the five years following closing, as well as a currently estimated $8,000 in cash for certain sellers of the IE business who are not receiving LP Units or Interests. For accounting purposes, these units and interests will be allocated between purchase price and future compensation based on their underlying terms. These transactions are expected to close in the fourth quarter of 2014, subject to receiving required regulatory approvals. Following the closing of the transactions, the Company will combine ISI's business with the Company's existing Institutional Equities business within the Investment Banking segment.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Contingencies
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Beginning in the second quarter of 2013, the Company made the election to compute its minimum net capital requirement in accordance with the Alternative Net Capital Requirement, as permitted by Rule 15c3-1. Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of June 30, 2014 and December 31, 2013 was $50,384 and $30,480, respectively, which exceeded the minimum net capital requirement by $50,134 and $30,230, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2014.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of June 30, 2014.

Note 17 – Income Taxes

The Company’s Provision for Income Taxes was $15,387 and $22,950 for the three and six months ended June 30, 2014, respectively and $17,130 and $24,865 for the three and six months ended June 30, 2013, respectively. The effective tax rate was 34% and 35% for the three and six months ended June 30, 2014, respectively, and 44% for the three and six months ended June 30, 2013. The effective tax rate for 2014 and 2013 reflects the effect of certain nondeductible expenses, including the vesting of LP Units in 2013, as well as the noncontrolling interest associated with LP Units and other adjustments.
The Company reported a decrease in deferred tax assets of $552 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $1,453 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2014. The Company reported an increase in deferred tax assets of $77 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $1,152 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2013.
As of June 30, 2014, the Company had unrecognized tax benefits of $623, $474 of which, if recognized, would affect the effective tax rate. The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company's income tax returns during the upcoming year.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company recognized $18 and $35 of interest and penalties during the three and six months ended June 30, 2014, respectively. The Company has $250 accrued for the payment of interest and penalties as of June 30, 2014.

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
The Company’s segment information for the three and six months ended June 30, 2014 and 2013 is prepared using the following methodology:

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
Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) the amortization of intangible assets associated with certain acquisitions, c) compensation charges associated with deferred consideration, retention awards and related compensation for The Lexicon Partnership LLP ("Lexicon") employees and d) professional fees for the expense associated with share based awards which will be settled in Class A Shares and which reflect required adjustments for changes in the Company's share price due to changes in employment status.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No clients accounted for more than 10% of the Company’s consolidated Net Revenues for the three and six months ended June 30, 2014.
The following information presents each segment’s contribution.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Investment Banking
Net Revenues (1)	$191,323	$182,605	$319,174	$314,201
Operating Expenses	148,751	138,389	254,283	243,455
Other Expenses (2)	4,237	9,456	7,451	19,311
Operating Income	38,335	34,760	57,440	51,435
Income from Equity Method Investments	813	290	503	460
Pre-Tax Income from Continuing Operations	$39,148	$35,050	$57,943	$51,895
Identifiable Segment Assets	$671,290	$562,690	$671,290	$562,690
Investment Management
Net Revenues (1)	$26,373	$24,192	$47,635	$45,227
Operating Expenses	21,591	20,175	41,162	40,885
Other Expenses (2)	82	596	164	1,346
Operating Income	4,700	3,421	6,309	2,996
Income from Equity Method Investments	1,225	725	1,776	1,311
Pre-Tax Income from Continuing Operations	$5,925	$4,146	$8,085	$4,307
Identifiable Segment Assets	$476,607	$470,273	$476,607	$470,273
Total
Net Revenues (1)	$217,696	$206,797	$366,809	$359,428
Operating Expenses	170,342	158,564	295,445	284,340
Other Expenses (2)	4,319	10,052	7,615	20,657
Operating Income	43,035	38,181	63,749	54,431
Income from Equity Method Investments	2,038	1,015	2,279	1,771
Pre-Tax Income from Continuing Operations	$45,073	$39,196	$66,028	$56,202
Identifiable Segment Assets	$1,147,897	$1,032,963	$1,147,897	$1,032,963

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Investment Banking (A)	$(928)	$(849)	$(1,581)	$(636)
Investment Management (B)	(428)	(897)	(1,081)	(1,299)
Total Other Revenue, net	$(1,356)	$(1,746)	$(2,662)	$(1,935)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,105 and $2,210 for the three and six months ended June 30, 2014, respectively, and $1,095 and $2,183 for the three and six months ended June 30, 2013, respectively.

(B)
Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $932 and $1,864 for the three and six months ended June 30, 2014, respectively, and $924 and $1,843 for the three and six months ended June 30, 2013, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Investment Banking
Amortization of LP Units and Certain Other Awards	$—	$4,300	$—	$9,209
Acquisition Related Compensation Charges	2,565	5,156	5,779	10,102
Professional Fees	1,672	—	1,672	—
Total Investment Banking	4,237	9,456	7,451	19,311
Investment Management
Amortization of LP Units and Certain Other Awards	—	514	—	1,182
Intangible Asset Amortization	82	82	164	164
Total Investment Management	82	596	164	1,346
Total Other Expenses	$4,319	$10,052	$7,615	$20,657

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net Revenues: (1)
United States	$142,502	$157,595	$250,429	$248,451
Europe and Other	47,997	35,497	84,785	74,866
Latin America	28,553	15,451	34,257	38,046
Total	$219,052	$208,543	$369,471	$361,363

(1)	Excludes Other Revenue and Interest Expense.
The substantial majority of the Company’s long-lived assets are located in the United States and the United Kingdom.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Management fees for third party clients generally represent a percentage of assets under management ("AUM"). Fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement, are individually negotiated. Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Performance fees, or carried interest, from private equity funds are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to “claw-back” provisions. During the second quarter of 2014, the Company changed its method of recording performance fees such that the Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.
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
Other Expenses
Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) the amortization of intangible assets associated with certain acquisitions, c) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees and d) professional fees for the expense associated with share based awards which will be settled in Class A Shares and which reflect required adjustments for changes in the Company's share price due to changes in employment status.
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

Results of Operations
The following is a discussion of our results from continuing operations for the three and six months ended June 30, 2014 and 2013. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.
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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$192,251	$183,454	5%	$320,755	$314,837	2%
Investment Management Revenue	26,801	25,089	7%	48,716	46,526	5%
Other Revenue	2,622	1,428	84%	4,691	4,532	4%
Total Revenues	221,674	209,971	6%	374,162	365,895	2%
Interest Expense	3,978	3,174	25%	7,353	6,467	14%
Net Revenues	217,696	206,797	5%	366,809	359,428	2%
Expenses
Operating Expenses	170,342	158,564	7%	295,445	284,340	4%
Other Expenses	4,319	10,052	(57%)	7,615	20,657	(63%)
Total Expenses	174,661	168,616	4%	303,060	304,997	(1%)
Income Before Income from Equity Method Investments and Income Taxes	43,035	38,181	13%	63,749	54,431	17%
Income from Equity Method Investments	2,038	1,015	101%	2,279	1,771	29%
Income Before Income Taxes	45,073	39,196	15%	66,028	56,202	17%
Provision for Income Taxes	15,387	17,130	(10%)	22,950	24,865	(8%)
Net Income from Continuing Operations	29,686	22,066	35%	43,078	31,337	37%
Discontinued Operations
Income (Loss) from Discontinued Operations	—	(119)	NM	—	(1,425)	NM
Provision (Benefit) for Income Taxes	—	(64)	NM	—	(477)	NM
Net Income (Loss) from Discontinued Operations	—	(55)	NM	—	(948)	NM
Net Income	29,686	22,011	35%	43,078	30,389	42%
Net Income Attributable to Noncontrolling Interest	5,421	5,585	(3%)	8,245	7,994	3%
Net Income Attributable to Evercore Partners Inc.	$24,265	$16,426	48%	$34,833	$22,395	56%
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
From Continuing Operations	$0.58	$0.44	32%	$0.83	$0.61	36%
From Discontinued Operations	—	—	NM	—	(0.02)	NM
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.58	$0.44	32%	$0.83	$0.59	41%

As of June 30, 2014 and 2013 we employed approximately 1,030 and 970 people, respectively, worldwide.
Three Months Ended June 30, 2014 versus June 30, 2013
Net Revenues were $217.7 million for the three months ended June 30, 2014, an increase of $10.9 million, or 5%, versus Net Revenues of $206.8 million for the three months ended June 30, 2013. Investment Banking Revenue increased 5% and Investment Management Revenue increased 7% compared to the three months ended June 30, 2013. See the segment discussion below for further information. Other Revenue for the three months ended June 30, 2014 was higher than for the three months ended June 30, 2013 primarily as a result of higher gains on our Marketable Securities portfolios. Net Revenues include interest expense on our Senior Notes.

Total Operating Expenses were $170.3 million for the three months ended June 30, 2014, as compared to $158.6 million for the three months ended June 30, 2013, an increase of $11.8 million, or 7%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $126.8 million for the three months ended June 30, 2014, an increase of $5.4 million, or 4%, versus expense of $121.4 million for the three months ended June 30, 2013. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $43.5 million for the three months ended June 30, 2014, an increase of $6.3 million, or 17%, over non-compensation operating expenses of $37.2 million for the three months ended June 30, 2013. Non-compensation operating expenses increased compared to the three months ended June 30, 2013 primarily as a result of the addition of personnel, increased new business costs associated with higher levels of global transaction activity and higher professional fees associated with a limited number of investment bankers serving under consulting contracts.
Total Other Expenses of $4.3 million for the three months ended June 30, 2014 included acquisition related compensation costs of $2.6 million, professional fees of $1.7 million and amortization of intangibles of $0.1 million. Total Other Expenses of $10.1 million for the three months ended June 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $4.8 million, acquisition related compensation costs of $5.2 million and amortization of intangibles of $0.1 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59% for the three months ended June 30, 2014, compared to 64% for the three months ended June 30, 2013.

Income from Equity Method Investments was $2.0 million for the three months ended June 30, 2014, as compared to $1.0 million for the three months ended June 30, 2013. The increase was primarily a result of an increase in earnings from ABS and G5 ǀ Evercore.

The provision for income taxes for the three months ended June 30, 2014 was $15.4 million, which reflected an effective tax rate of 34%. The provision was impacted by the noncontrolling interest associated with LP Units, state, local and foreign taxes and other adjustments. The provision for income taxes for the three months ended June 30, 2013 was $17.1 million, which reflected an effective tax rate of 44%. The provision was impacted by the vesting of LP Units, which were fully vested as of December 31, 2013, as well as the noncontrolling interest associated with LP Units.

Noncontrolling Interest was $5.4 million for the three months ended June 30, 2014 compared to $5.6 million for the three months ended June 30, 2013 (which includes noncontrolling interest related to discontinued operations of ($0.02) million).
Six Months Ended June 30, 2014 versus June 30, 2013
Net Revenues were $366.8 million for the six months ended June 30, 2014, an increase of $7.4 million, or 2%, versus Net Revenues of $359.4 million for the six months ended June 30, 2013. Investment Banking Revenue increased 2% and Investment Management Revenue increased 5% compared to the six months ended June 30, 2013. See the segment discussion below for further information. Other Revenue for the six months ended June 30, 2014 was 4% higher than for the six months ended June 30, 2013 primarily as a result of higher gains on our Marketable Securities portfolios. Net Revenues include interest expense on our Senior Notes.

Total Operating Expenses were $295.4 million for the six months ended June 30, 2014, as compared to $284.3 million for the six months ended June 30, 2013, an increase of $11.1 million, or 4%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $215.0 million for the six months ended June 30, 2014, an increase of $2.1 million, or 1%, versus expense of $212.9 million for the six months ended June 30, 2013. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $80.4 million for the six months ended June 30, 2014, an increase of $9.0 million, or 13%, over non-compensation operating expenses of $71.4 million for the six months ended June 30, 2013. Non-compensation operating expenses increased compared to the six months ended June 30, 2013 primarily as a result of the addition of personnel, increased new business costs associated with higher levels of global transaction activity and higher professional fees associated with a limited number of investment bankers serving under consulting contracts.
Total Other Expenses of $7.6 million for the six months ended June 30, 2014 included acquisition related compensation costs of $5.8 million, professional fees of $1.7 million and amortization of intangibles of $0.2 million. Total Other Expenses of $20.7 million for the six months ended June 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $10.4 million, acquisition related compensation costs of $10.1 million and amortization of intangibles of $0.2 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 60% for the six months ended June 30, 2014, compared to 65% for the six months ended June 30, 2013.

Income from Equity Method Investments was $2.3 million for the six months ended June 30, 2014, as compared to $1.8 million for the six months ended June 30, 2013. The increase was primarily a result of an increase in earnings from ABS and G5 ǀ Evercore.

The provision for income taxes for the six months ended June 30, 2014 was $23.0 million, which reflected an effective tax rate of 35%. The provision was impacted by the noncontrolling interest associated with LP Units, state, local and foreign taxes and other adjustments. The provision for income taxes for the six months ended June 30, 2013 was $24.9 million, which reflected an effective tax rate of 44%.  The provision was impacted by the vesting of LP Units, which were fully vested as of December 31, 2013, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets.

Noncontrolling Interest was $8.2 million for the six months ended June 30, 2014 compared to $8.0 million for the six months ended June 30, 2013 (which includes noncontrolling interest related to discontinued operations of ($0.4) million).
Impairment of Assets
During the second quarter of 2014, there were no material changes in the facts and assumptions related to the November 30, 2013 impairment assessment that would have caused the Company to reach a different conclusion. As such, the Company considered the criteria required by ASC 350, “Intangibles - Goodwill and Other”, and ASC 360, “Property, Plant, and Equipment”, and concluded that there were no triggering events during the second quarter of 2014 that would have required a Step 1 impairment assessment.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments included within continuing operations, by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Revenue	$175,238	$168,712	4%	$291,690	$282,217	3%
Commission Revenue	7,513	7,542	—%	15,769	14,588	8%
Underwriting Revenue	9,500	7,200	32%	13,296	18,032	(26%)
Total Investment Banking Revenue (1)	192,251	183,454	5%	320,755	314,837	2%
Other Revenue, net (2)	(928)	(849)	(9%)	(1,581)	(636)	(149%)
Net Revenues	191,323	182,605	5%	319,174	314,201	2%
Expenses
Operating Expenses	148,751	138,389	7%	254,283	243,455	4%
Other Expenses	4,237	9,456	(55%)	7,451	19,311	(61%)
Total Expenses	152,988	147,845	3%	261,734	262,766	—%
Operating Income (3)	38,335	34,760	10%	57,440	51,435	12%
Income from Equity Method Investments	813	290	180%	503	460	9%
Pre-Tax Income from Continuing Operations	$39,148	$35,050	12%	$57,943	$51,895	12%

(1)
Includes client related expenses of $4.5 million and $7.0 million for the three and six months ended June 30, 2014, respectively, and $3.7 million and $6.2 million for the three and six months ended June 30, 2013, respectively.

(2)
Includes interest expense on the Senior Notes of $1.1 million and $2.2 million for the three and six months ended June 30, 2014, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2013, respectively.

(3)
Includes Noncontrolling Interest of ($0.7) million and ($1.5) million for the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2013, respectively.

For the three months ended June 30, 2014, the level of North American announced and completed M&A activity increased 101% and decreased 15%, respectively, compared to the three months ended June 30, 2013, while the level of Global announced and completed M&A activity for the three months ended June 30, 2014 increased 109% and decreased 22%, respectively, compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, the level of North American announced and completed M&A activity increased 64% and 11%, respectively, compared to the six months ended June 30, 2013, while the level of Global announced and completed M&A activity for the six months ended June 30, 2014 increased 73% and decreased 9%, respectively, compared to the six months ended June 30, 2013:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$474	$236	101%	$785	$479	64%
Value of North American M&A Deals Completed	$208	$244	(15%)	$559	$503	11%
Value of Global M&A Deals Announced	$1,083	$518	109%	$1,743	$1,005	73%
Value of Global M&A Deals Completed	$452	$579	(22%)	$1,020	$1,123	(9%)
Evercore Statistics **
Total Number of Fee Paying Advisory Clients	150	157	(4%)	215	214	—%
Investment Banking Fees of at Least $1 million from Advisory Clients	40	38	5%	72	64	13%

*	Source: Thomson Reuters July 1, 2014

**	Includes revenue generating clients only
Investment Banking Results of Operations
Three Months Ended June 30, 2014 versus June 30, 2013
Net Investment Banking Revenues were $191.3 million for the three months ended June 30, 2014 compared to $182.6 million for the three months ended June 30, 2013, which represented an increase of 5%. We earned advisory fees from 150 clients for the three months ended June 30, 2014 compared to 157 for the three months ended June 30, 2013, representing a 4% decrease. We had 40 fees in excess of $1.0 million for the three months ended June 30, 2014, compared to 38 for the three months ended June 30, 2013, representing a 5% increase. The increase in revenues from the three months ended June 30, 2013 primarily reflects an increase in advisory revenue during the three months ended June 30, 2014 from our Mexico business and an increase in underwriting revenue during the three months ended June 30, 2014 from our U.S. businesses. Commission Revenue for the three months ended June 30, 2014 was flat from the three months ended June 30, 2013.

Operating Expenses were $148.8 million for the three months ended June 30, 2014 compared to $138.4 million for the three months ended June 30, 2013, which represented an increase of $10.4 million, or 7%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $112.1 million for the three months ended June 30, 2014, as compared to $108.0 million for the three months ended June 30, 2013, an increase of $4.1 million, or 4%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $36.7 million for the three months ended June 30, 2014, as compared to $30.4 million for the three months ended June 30, 2013, an increase of $6.3 million, or 21%. Non-compensation operating expenses increased from the prior year primarily driven by the addition of personnel within the business, increased new business costs associated with high levels of global transaction activity and higher professional fees associated with a limited number of investment bankers serving under consulting contracts.
Other Expenses of $4.2 million for the three months ended June 30, 2014 included acquisition related compensation costs of $2.6 million and professional fees of $1.7 million. Other Expenses of $9.5 million for the three months ended June 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $4.3 million and acquisition related compensation costs of $5.2 million.

Six Months Ended June 30, 2014 versus June 30, 2013
Net Investment Banking Revenues were $319.2 million for the six months ended June 30, 2014 compared to $314.2 million for the six months ended June 30, 2013, which represented an increase of 2%. We earned advisory fees from 215 clients for the six months ended June 30, 2014 compared to 214 for the six months ended June 30, 2013. We had 72 fees in excess of $1.0 million for the six months ended June 30, 2014, compared to 64 for the six months ended June 30, 2013, representing a 13% increase. The increase in revenues from the six months ended June 30, 2013 primarily reflects an increase in Advisory revenue during the six months ended June 30, 2014 in our businesses. Commission Revenue for the six months ended June 30, 2014 was higher than for the six months ended June 30, 2013 primarily as a result of increased volume in our U.S. business.

Operating Expenses were $254.3 million for the six months ended June 30, 2014 compared to $243.5 million for the six months ended June 30, 2013, an increase of $10.8 million, or 4%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $187.6 million for the six months ended June 30, 2014, as compared to $186.0 million for the six months ended June 30, 2013, an increase of $1.6 million, or 1%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $66.7 million for the six months ended June 30, 2014, as compared to $57.4 million for the six months ended June 30, 2013, an increase of $9.3 million, or 16%. Non-compensation operating expenses increased from the prior year primarily driven by the addition of personnel within the business, increased new business costs associated with high levels of global transaction activity and higher professional fees associated with a limited number of investment bankers serving under consulting contracts.
Other Expenses of $7.5 million for the six months ended June 30, 2014 included acquisition related compensation costs of $5.8 million and professional fees of $1.7 million. Other Expenses of $19.3 million for the six months ended June 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $9.2 million and acquisition related compensation costs of $10.1 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$7,519	$6,565	15%	$14,686	$13,114	12%
Institutional Asset Management	11,503	11,174	3%	22,644	21,589	5%
Private Equity	2,024	3,733	(46%)	4,049	5,924	(32%)
Total Investment Advisory and Management Fees	21,046	21,472	(2%)	41,379	40,627	2%
Realized and Unrealized Gains:
Institutional Asset Management	1,732	1,544	12%	3,375	3,349	1%
Private Equity	4,023	2,073	94%	3,962	2,550	55%
Total Realized and Unrealized Gains	5,755	3,617	59%	7,337	5,899	24%
Investment Management Revenue (1)	26,801	25,089	7%	48,716	46,526	5%
Other Revenue, net (2)	(428)	(897)	52%	(1,081)	(1,299)	17%
Net Investment Management Revenues	26,373	24,192	9%	47,635	45,227	5%
Expenses
Operating Expenses	21,591	20,175	7%	41,162	40,885	1%
Other Expenses	82	596	(86%)	164	1,346	(88%)
Total Expenses	21,673	20,771	4%	41,326	42,231	(2%)
Operating Income (3)	4,700	3,421	37%	6,309	2,996	111%
Income from Equity Method Investments (4)	1,225	725	69%	1,776	1,311	35%
Pre-Tax Income from Continuing Operations	$5,925	$4,146	43%	$8,085	$4,307	88%

(1)
Includes transaction-related client reimbursements of $0.01 million and $0.02 million for the three and six months ended June 30, 2014, respectively, and $0.01 million and $0.05 million for the three and six months ended June 30, 2013, respectively.

(2)
Includes interest expense on the Senior Notes of $0.9 million and $1.9 million for the three and six months ended June 30, 2014, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2013, respectively.

(3)	Includes Noncontrolling Interest of $1.3 million and $2.7 million for the three and six months ended June 30, 2014, respectively, and $0.8 million for the three and six months ended June 30, 2013.

(4)	Equity in G5 ǀ Evercore, ABS and Pan is classified as Income from Equity Method Investments. The Company's investment in Pan was consolidated during the first quarter of 2013.
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
ECP II earned management fees of 1% of invested capital through December 21, 2013, the technical termination of the fund. No management fees were earned by the Company in 2013. We earn management fees on EMCP II and EMCP III of 2.0% per annum of committed capital during its investment period, and 2.0% per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We own 8%-9% of the carried interest earned by the general partner of

ECP II. A significant portion of any gains recognized related to ECP II, EMCP II and EMCP III, and any carried interest recognized by them, are distributed to certain of our private equity professionals.
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of June 30, 2014, we had $2.7 million of previously received carried interest that may be subject to repayment.
We made investments accounted for under the equity method of accounting in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.
Assets Under Management

AUM for our Investment Management business of $14.6 billion at June 30, 2014 increased from $13.6 billion at December 31, 2013. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 64% and 63% of Level I investments and 36% and 37% of Level II investments as of June 30, 2014 and December 31, 2013, respectively, and Institutional Asset Management maintained 90% and 91% of Level I investments and 10% and 9% of Level II investments as of June 30, 2014 and December 31, 2013, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.

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

The following table summarizes AUM activity for the six months ended June 30, 2014:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2013	$4,874	$8,374	$385	$13,633
Inflows	521	1,252	—	1,773
Outflows	(294)	(1,042)	(11)	(1,347)
Market Appreciation	264	320	—	584
Balance at June 30, 2014	$5,365	$8,904	$374	$14,643

Unconsolidated Affiliates - Balance at June 30, 2014:
G5 ǀ Evercore	$2,339	$—	$—	$2,339
ABS	$—	$4,644	$—	$4,644

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of June 30, 2014:

	Wealth Management	Institutional Asset Management
Equities	59%	66%
Fixed Income	34%	31%
Liquidity (1)	5%	2%
Alternatives	2%	1%
Total	100%	100%
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

For the six months ended June 30, 2014, AUM for Wealth Management increased 10%, reflecting a 5% increase due to flows and a 5% increase due to market appreciation. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by 7% and 2%, respectively, during the period and tracked the fixed income composite. For the period, the S&P 500 was up 7%, while the fixed income composite increased by 3%.

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

For the six months ended June 30, 2014, AUM for Institutional Asset Management increased 6%, reflecting a 2% increase due to flows and a 4% increase due to market appreciation. This principally reflects an increase in AUM for ECB. ECB's AUM increase reflects strong investment performance, as they outperformed the indices in all strategies, and the continued marketing efforts to expand the market share of the business. AUM for Atalanta Sosnoff remained flat, as their three year performance lagged benchmarks.

Our Private Equity business includes the assets of funds which our Private Equity professionals manage. These funds include ECP II, the Discovery Fund, EMCP II and EMCP III. AUM for Private Equity decreased 3% for the six months ended June 30, 2014 from outflows related to the continued wind-down of the U.S. Private Equity business.

AUM from our unconsolidated affiliates increased from December 31, 2013 primarily related to positive performance in ABS.

Three Months Ended June 30, 2014 versus June 30, 2013

Net Investment Management Revenues were $26.4 million for the three months ended June 30, 2014, compared to $24.2 million for the three months ended June 30, 2013. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 2% from the three months ended June 30, 2013, primarily reflecting a decrease in Private Equity fees, partially offset by an increase in AUM in Wealth Management and in Institutional Asset Management. Fee-based revenues included $0.2 million of revenues from performance fees during the three months ended June 30, 2014 compared to $0.4 million during the three months ended June 30, 2013. Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by unrealized gains on portfolio companies in Mexico. Income from Equity Method Investments increased from the three months ended June 30, 2013 primarily as a result of an increase in earnings from our investments in ABS and G5 ǀ Evercore.

Operating Expenses were $21.6 million for the three months ended June 30, 2014, as compared to $20.2 million for the three months ended June 30, 2013, an increase of $1.4 million, or 7%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $14.7 million for the three months ended June 30, 2014, as compared to $13.4 million for the three months ended June 30, 2013, an increase of $1.3 million, or 10%. The increase was due primarily to higher discretionary incentive compensation. Non-compensation expenses, as a component of Operating Expenses, were $6.9 million for the three months ended June 30, 2014, as compared to $6.8 million for the three months ended June 30, 2013, an increase of $0.1 million, or 2%.
Other Expenses of $0.1 million for the three months ended June 30, 2014 were related to amortization of intangibles. Other Expenses of $0.6 million for the three months ended June 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $0.5 million and amortization of intangibles of $0.1 million.
Six Months Ended June 30, 2014 versus June 30, 2013

Net Investment Management Revenues were $47.6 million for the six months ended June 30, 2014, compared to $45.2 million for the six months ended June 30, 2013. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services increased 2% from the six months ended June 30, 2013, primarily reflecting an increase in AUM in Wealth Management and in Institutional Asset Management. Fee-based revenues included $0.2 million of revenues from performance fees during the six months ended June 30, 2014 compared to $0.5 million during the six months ended June 30, 2013. Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by realized and unrealized gains on portfolio companies in Mexico. Income from Equity Method Investments increased from the six months ended June 30, 2013 primarily as a result of an increase in earnings from our investments in ABS and G5 ǀ Evercore.
Operating Expenses were $41.2 million for the six months ended June 30, 2014, as compared to $40.9 million for the six months ended June 30, 2013, an increase of $0.3 million, or 1%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $27.4 million for the six months ended June 30, 2014, as compared to $26.9 million for the six months ended June 30, 2013, an increase of $0.5 million, or 2%. The increase was due primarily to higher share-based compensation costs. Non-compensation expenses, as a component of Operating Expenses, were $13.8 million for the six months ended June 30, 2014, as compared to $14.0 million for the six months ended June 30, 2013, a decrease of $0.2 million, or 1%.
Other Expenses of $0.2 million for the six months ended June 30, 2014 were related to amortization of intangibles. Other Expenses of $1.3 million for the six months ended June 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $1.2 million and amortization of intangibles of $0.2 million.
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

	For the Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$43,078	$30,389
Non-cash charges	81,686	69,763
Other operating activities	(137,438)	(105,785)
Operating activities	(12,674)	(5,633)
Investing activities	(4,874)	(483)
Financing activities	(89,242)	(104,192)
Effect of exchange rate changes	1,433	(1,688)
Net Increase (Decrease) in Cash and Cash Equivalents	(105,357)	(111,996)
Cash and Cash Equivalents
Beginning of Period	298,453	259,431
End of Period	$193,096	$147,435

Six Months Ended June 30, 2014. Cash and Cash Equivalents were $193.1 million at June 30, 2014, a decrease of $105.4 million versus Cash and Cash Equivalents of $298.5 million at December 31, 2013. Operating activities resulted in a net outflow of $12.7 million, primarily related to a decrease in accrued compensation and benefits, offset by earnings. Cash of $4.9 million was used in investing activities primarily related to investments purchased and purchases of furniture, equipment and leasehold improvements, partially offset by net proceeds from maturities and sales of our marketable securities. Financing activities during the period used cash of $89.2 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, as well as treasury stock and noncontrolling interest purchases.

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
During the six months ended June 30, 2014, we repurchased 264,997 shares for $14.3 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2014, we repurchased 1,456,972 shares for $78.7 million primarily related to minimum tax withholding requirements of share deliveries.
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
Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of June 30, 2014, we were in compliance with all of these covenants.
We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
In 2013, we established a $25.0 million line of credit with First Republic Bank for funding working capital and other corporate activities.  This facility is secured with certain of our Accounts Receivable outstanding from the date of the agreement and/or restricted cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.  The interest rate on this facility is the U.S. prime rate. The facility was renewed on June 24, 2014, and the maturity date was extended to June 27, 2015. On April 22, 2014, the Company drew down $25.0 million on this facility, which was repaid on May 28, 2014.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.7 years, as of June 30, 2014, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
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
As of June 30, 2014 and December 31, 2013, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	June 30, 2014		December 31, 2013
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$76,773		$56,311
Securities Purchased Under Agreements to Resell	—	$—	19,134	$19,112
Total Assets	76,773		75,445
Liabilities
Securities Sold Under Agreements to Repurchase	(76,874)	$(76,972)	(75,563)	$(75,708)
Net Liabilities	$(101)		$(118)
Risk Measures
VaR	$2		$7
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(98)		$(35)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$98		$35

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
As of June 30, 2014, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740, hence, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $9.9 million as of June 30, 2014 and December 31, 2013. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally includes noncontrolling interests held by the principals of EWM and Atalanta

Sosnoff, decreased from $36.8 million as of December 31, 2013 to $4.3 million as of June 30, 2014, as recorded on our Unaudited Condensed Consolidated Statements of Financial Condition. The decrease resulted from a $34.6 million decrease related to noncontrolling interests held by the principals of EWM. In April 2014, the Company entered into a commitment to purchase 3,332 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for Class A Shares and LP Units of the Company, for a fair value of $7.1 million. This transaction settled on May 22, 2014 and increased the Company's ownership in EWM to 62%. In conjunction with this purchase, the Company amended the Amended and Restated Limited Liability Company Agreement of EWM. Per the amended agreement, the holders of certain EWM interests no longer have the option to redeem these capital interests for cash upon the event of the death or disability of the holder. Accordingly, the value of these interests has been reclassified from Redeemable Noncontrolling Interest to Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014. See Note 12 to our unaudited condensed consolidated financial statements for further information.
On August 3, 2014, the Company entered into definitive contribution and exchange agreements to acquire all of the outstanding equity interests of the operating businesses of ISI, a leading independent research-driven equity sales and agency trading firm, and to acquire the approximately 40% interest in the Company's Institutional Equities business that it does not currently own. The sellers will receive consideration of up to an aggregate of 2.6 million vested and unvested Class E Units that are exchangeable one-for-one into Class A common stock subject to timing and other limitations, and up to an aggregate of 5.5 million vested and unvested Class G and H Interests in Evercore LP that will convert into a number of Class E Units dependent on the financial performance of the combined business over the five years following closing, as well as a currently estimated $8.0 million in cash for certain sellers of the IE business who are not receiving LP Units or Interests. For accounting purposes, these units and interests will be allocated between purchase price and future compensation based on their underlying terms. These transactions are expected to close in the fourth quarter of 2014, subject to receiving required regulatory approvals. Following the closing of the transactions, the Company will combine ISI's business with the Company's existing Institutional Equities business within the Investment Banking segment.
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
Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM. These funds principally hold readily-marketable investment securities. As of June 30, 2014, the fair value of our investments with these products, based on closing prices, was $6.4 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.6 million for the three months ended June 30, 2014.
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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.3 million for the three months ended June 30, 2014.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2014, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $2.6 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
Credit Risks
We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of June 30, 2014 and December 31, 2013, total receivables amounted to $100.3 million and $83.3 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the six months ended June 30, 2014 and 2013.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2014, we had Marketable Securities of $36.3 million, of which 71% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.

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
Performance Fees - Performance fees, or carried interest, are computed in accordance with the underlying private equity funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Historically, the Company recorded performance fee revenue from its managed private equity funds when the private equity funds’ investment values exceeded certain threshold minimums. During the second quarter of 2014, the Company changed its method of recording performance fees such that the Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. This method is considered the more preferable of the two methods accepted under ASC 605-20-S99-1. This change in accounting policy had no effect on the prior period information included on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements

of Financial Condition in this Form 10-Q, or the Consolidated Statements of Operations and Consolidated Statements of Financial Condition in the Company’s most recent Annual Report on Form 10-K.
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
ASU 2014-09 – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides amendments to ASC No. 605, “Revenue Recognition”, and creates ASC No. 606, "Revenue from Contracts with Customers", which change the requirements for revenue recognition and amend disclosure requirements. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15,

2016, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-11 – In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”). ASU 2014-11 provides amendments to ASC No. 806, “Transfers and Servicing”, which expand secured borrowing accounting for certain repurchase agreements and require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset. The amendments also require additional disclosures for certain transactions accounted for as a sale and repurchase agreements, and for securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The amendments in this update for the additional disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are effective prospectively during annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015, and all other amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-12 – In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 provides amendments to ASC No. 718, “Compensation - Stock Compensation”, which clarify the guidance for whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.

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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
General
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.	Risk Factors
There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales
None
Issuer Purchases of Equity Securities

2014	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to April 30	60,764	$54.35	51,638	4,735,023
May 1 to May 31	509,903	54.32	—	4,735,023
June 1 to June 30	1,671	57.43	—	4,735,023
Total	572,338	$54.33	51,638	4,735,023

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2)
In October 2013, our Board authorized the repurchase of additional Class A Shares and/or LP so that we will be able to repurchase an aggregate of 5 million Class A Shares and/or LP Units for up to $250.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2014

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)