Form 10-Q
period 2014-09-30
Evercore Partners Inc.
filed 2014-11-06
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 29, 2014 was 36,005,809. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 29, 2014 was 27 (excluding 73 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and Cash Equivalents	$239,069	$298,453
Marketable Securities	30,751	43,407
Financial Instruments Owned and Pledged as Collateral at Fair Value	94,254	56,311
Securities Purchased Under Agreements to Resell	5,115	19,134
Accounts Receivable (net of allowances of $1,817 and $2,436 at September 30, 2014 and December 31, 2013, respectively)	103,397	83,347
Receivable from Employees and Related Parties	12,207	9,233
Deferred Tax Assets - Current	13,230	11,271
Other Current Assets	48,033	16,703
Total Current Assets	546,056	537,859
Investments	125,831	114,084
Deferred Tax Assets - Non-Current	265,010	251,613
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $31,592 and $25,992 at September 30, 2014 and December 31, 2013, respectively)	32,287	27,832
Goodwill	192,889	189,274
Intangible Assets (net of accumulated amortization of $32,446 and $27,538 at September 30, 2014 and December 31, 2013, respectively)	25,321	26,731
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	26,157	23,190
Total Assets	$1,223,751	$1,180,783
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$114,158	$157,856
Accounts Payable and Accrued Expenses	30,291	18,365
Securities Sold Under Agreements to Repurchase	99,484	75,563
Payable to Employees and Related Parties	14,193	19,524
Taxes Payable	3,687	4,713
Other Current Liabilities	14,326	8,138
Total Current Liabilities	276,139	284,159
Notes Payable	104,755	103,226
Amounts Due Pursuant to Tax Receivable Agreements	199,217	175,771
Other Long-term Liabilities	24,851	17,664
Total Liabilities	604,962	580,820
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interest	15,369	36,805
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 45,981,912 and 40,772,434 issued at September 30, 2014 and December 31, 2013, respectively, and 35,979,105 and 33,069,534 outstanding at September 30, 2014 and December 31, 2013, respectively)	460	408
Class B, par value $0.01 per share (1,000,000 shares authorized, 27 and 42 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	—	—
Additional Paid-In-Capital	912,800	799,233
Accumulated Other Comprehensive Income (Loss)	(13,493)	(10,784)
Retained Earnings (Deficit)	(33,146)	(59,896)
Treasury Stock at Cost (10,002,807 and 7,702,900 shares at September 30, 2014 and December 31, 2013, respectively)	(353,416)	(226,380)
Total Evercore Partners Inc. Stockholders' Equity	513,205	502,581
Noncontrolling Interest	90,215	60,577
Total Equity	603,420	563,158
Total Liabilities and Equity	$1,223,751	$1,180,783
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Investment Banking Revenue	$202,178	$163,975	$522,933	$478,812
Investment Management Revenue	24,777	24,238	73,493	70,764
Other Revenue, Including Interest	4,170	2,934	8,861	7,466
Total Revenues	231,125	191,147	605,287	557,042
Interest Expense	3,964	3,819	11,317	10,286
Net Revenues	227,161	187,328	593,970	546,756
Expenses
Employee Compensation and Benefits	136,561	118,328	357,299	351,714
Occupancy and Equipment Rental	9,999	8,579	29,621	25,494
Professional Fees	10,862	9,920	31,361	27,053
Travel and Related Expenses	9,576	7,801	27,058	23,251
Communications and Information Services	3,974	3,043	11,269	9,825
Depreciation and Amortization	3,508	3,582	10,866	10,730
Special Charges	3,732	—	3,732	—
Acquisition and Transition Costs	4,122	—	5,238	58
Other Operating Expenses	5,481	4,207	14,431	12,332
Total Expenses	187,815	155,460	490,875	460,457
Income Before Income from Equity Method Investments and Income Taxes	39,346	31,868	103,095	86,299
Income from Equity Method Investments	1,102	562	3,381	2,333
Income Before Income Taxes	40,448	32,430	106,476	88,632
Provision for Income Taxes	15,264	12,350	38,214	37,215
Net Income from Continuing Operations	25,184	20,080	68,262	51,417
Discontinued Operations
Income (Loss) from Discontinued Operations	—	(2,811)	—	(4,236)
Provision (Benefit) for Income Taxes	—	(985)	—	(1,462)
Net Income (Loss) from Discontinued Operations	—	(1,826)	—	(2,774)
Net Income	25,184	18,254	68,262	48,643
Net Income Attributable to Noncontrolling Interest	875	4,292	9,120	12,286
Net Income Attributable to Evercore Partners Inc.	$24,309	$13,962	$59,142	$36,357
Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$24,309	$14,996	$59,142	$37,890
From Discontinued Operations	—	(1,055)	—	(1,596)
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$24,309	$13,941	$59,142	$36,294
Weighted Average Shares of Class A Common Stock Outstanding
Basic	36,527	32,049	35,655	31,908
Diluted	41,873	38,409	41,819	37,880
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.67	$0.47	$1.66	$1.19
From Discontinued Operations	—	(0.04)	—	(0.05)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.67	$0.43	$1.66	$1.14
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.58	$0.39	$1.41	$1.00
From Discontinued Operations	—	(0.03)	—	(0.04)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.58	$0.36	$1.41	$0.96

Dividends Declared per Share of Class A Common Stock	$0.25	$0.22	$0.75	$0.66
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$25,184	$18,254	$68,262	$48,643
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(1,255)	(365)	(253)	(570)
Foreign Currency Translation Adjustment Gain (Loss), net	(5,779)	1,375	(3,147)	(804)
Other Comprehensive Income (Loss)	(7,034)	1,010	(3,400)	(1,374)
Comprehensive Income	18,150	19,264	64,862	47,269
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(486)	4,585	8,429	12,024
Comprehensive Income Attributable to Evercore Partners Inc.	$18,636	$14,679	$56,433	$35,245

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2014
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2013	40,772,434	$408	$799,233	$(10,784)	$(59,896)	(7,702,900)	$(226,380)	$60,577	$563,158
Net Income	—	—	—	—	59,142	—	—	9,120	68,262
Other Comprehensive Income (Loss)	—	—	—	(2,709)	—	—	—	(691)	(3,400)
Treasury Stock Purchases	—	—	—	—	—	(2,550,357)	(135,137)	—	(135,137)
Evercore LP Units Converted into Class A Common Stock	1,101,851	11	12,067	—	—	—	—	(7,748)	4,330
Equity-based Compensation Awards	4,107,627	41	109,780	—	—	—	—	205	110,026
Shares Issued as Consideration for Acquisitions and Investments	—	—	2,987	—	—	131,243	4,245	3,510	10,742
Dividends and Equivalents	—	—	4,481	—	(32,392)	—	—	—	(27,911)
Noncontrolling Interest (Note 12)	—	—	(15,748)	—	—	119,207	3,856	25,242	13,350
Balance at September 30, 2014	45,981,912	$460	$912,800	$(13,493)	$(33,146)	(10,002,807)	$(353,416)	$90,215	$603,420

	For the Nine Months Ended September 30, 2013
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2012	35,040,501	$350	$654,275	$(9,086)	$(77,079)	(5,463,515)	$(139,954)	$62,243	$490,749
Net Income	—	—	—	—	36,357	—	—	12,286	48,643
Other Comprehensive Income (Loss)	—	—	—	(1,112)	—	—	—	(262)	(1,374)
Treasury Stock Purchases	—	—	—	—	—	(2,230,613)	(85,073)	—	(85,073)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,615,569	16	11,928	—	—	—	—	(14,562)	(2,618)
Equity-based Compensation Awards	2,713,500	27	77,034	—	—	2,600	65	15,545	92,671
Shares Issued as Consideration for Acquisitions and Investments	—	—	365	—	—	39,341	1,129	—	1,494
Dividends and Equivalents	—	—	4,409	—	(25,623)	—	—	—	(21,214)
Noncontrolling Interest (Note 12)	—	—	(3,548)	—	—	—	—	(16,182)	(19,730)
Balance at September 30, 2013	39,369,570	$393	$744,463	$(10,198)	$(66,345)	(7,652,187)	$(223,833)	$59,068	$503,548

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net Income	$68,262	$48,643
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(904)	(2,790)
Equity Method Investments	5,620	4,041
Equity-Based and Other Deferred Compensation	82,857	92,313
Depreciation, Amortization and Accretion	12,716	12,237
Bad Debt Expense	1,582	417
Deferred Taxes	15,984	1,608
Decrease (Increase) in Operating Assets:
Marketable Securities	400	166
Financial Instruments Owned and Pledged as Collateral at Fair Value	(40,853)	35,540
Securities Purchased Under Agreements to Resell	13,803	(7,333)
Accounts Receivable	(24,583)	28,172
Receivable from Employees and Related Parties	(2,973)	(5,018)
Other Assets	(29,279)	(17,955)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(47,708)	(31,204)
Accounts Payable and Accrued Expenses	11,638	272
Securities Sold Under Agreements to Repurchase	27,050	(28,228)
Payables to Employees and Related Parties	(6,998)	1,989
Taxes Payable	(4,145)	(12,440)
Other Liabilities	6,782	(1,628)
Net Cash Provided by Operating Activities	89,251	118,802
Cash Flows From Investing Activities
Investments Purchased	(10,783)	(2,327)
Distributions of Private Equity Investments	216	1,175
Marketable Securities:
Proceeds from Sales and Maturities	31,999	26,739
Purchases	(16,549)	(29,141)
Cash Acquired from Acquisitions	—	66
Purchase of Furniture, Equipment and Leasehold Improvements	(10,223)	(1,988)
Net Cash Provided by (Used in) Investing Activities	(5,340)	(5,476)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	2,135	3,189
Distributions to Noncontrolling Interests	(8,553)	(17,341)
Cash Paid for Deferred and Contingent Consideration	(2,255)	—
Short-Term Borrowing	75,000	—
Repayment of Short-Term Borrowing	(75,000)	—
Purchase of Treasury Stock and Noncontrolling Interests	(137,443)	(99,730)
Excess Tax Benefits Associated with Equity-Based Awards	33,045	7,720
Dividends - Class A Stockholders	(27,911)	(21,214)
Net Cash Provided by (Used in) Financing Activities	(140,982)	(127,376)
Effect of Exchange Rate Changes on Cash	(2,313)	(1,583)
Net Increase (Decrease) in Cash and Cash Equivalents	(59,384)	(15,633)
Cash and Cash Equivalents-Beginning of Period	298,453	259,431
Cash and Cash Equivalents-End of Period	$239,069	$243,798

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$11,518	$10,767
Payments for Income Taxes	$14,640	$50,187
Furniture, Equipment and Leasehold Improvements Accrued	$857	$621
Increase in Fair Value of Redeemable Noncontrolling Interest	$14,616	$123
Dividend Equivalents Issued	$4,481	$4,409
Notes Exchanged for Equity in Subsidiary	$—	$1,042
Settlement of Contingent Consideration	$7,232	$2,494
Receipt of Marketable Securities in Settlement of Accounts Receivable	$2,083	$1,730
Purchase of Noncontrolling Interest	$7,100	$—
Contingent Consideration Accrued	$2,162	$—
Reclassification to Noncontrolling Interest	$31,268	$—

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
Performance Fees - Performance fees, or carried interest, are computed in accordance with the underlying private equity funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Historically, the Company recorded performance fee revenue from its managed private equity funds when the private equity funds’ investment values exceeded certain threshold minimums. During the second quarter of 2014, the Company changed its method of recording performance fees such that the Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. This method is considered the more preferable of the two methods accepted under ASC 605-20-S99-1, "Revenue Recognition". This change in accounting policy had no effect on the prior period information included on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Financial Condition in this Form 10-Q, or the Consolidated Statements of Operations and Consolidated Statements of Financial Condition in the Company’s most recent Annual Report on Form 10-K.

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
ASU 2014-09 – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides amendments to ASC No. 605, “Revenue Recognition”, and creates ASC No. 606, "Revenue from Contracts with Customers", which changes the requirements for revenue recognition and amends the disclosure requirements. The amendments in this update are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2016, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-11 – In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”). ASU 2014-11 provides amendments to ASC No. 806, “Transfers and Servicing”, which expand secured borrowing accounting for certain repurchase agreements and require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset. The amendments also require additional disclosures for certain transactions accounted for as sale and repurchase agreements, and for securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The amendments in this update for the additional disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are effective prospectively during annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015, and all other amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-12 – In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 provides amendments to ASC No. 718, “Compensation - Stock Compensation”, which clarify the guidance for whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update are effective either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 4 – Acquisition and Transition Costs, Special Charges and Intangible Asset Amortization
Acquisition and Transition Costs
The Company recognized $4,122 and $5,238 for the three and nine months ended September 30, 2014, respectively, and $58 for the nine months ended September 30, 2013 as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
Special Charges
The Company recognized $3,732 for the three and nine months ended September 30, 2014 as Special Charges incurred related to termination benefits, primarily consisting of cash severance and the acceleration of the vesting of restricted stock units, as well as the write-off of leasehold improvements in the Institutional Equities business.
Intangible Asset Amortization
Expenses associated with the amortization of intangible assets for Investment Banking were $477 and $718 for the three and nine months ended September 30, 2014, respectively, and $204 and $612 for the three and nine months ended September 30, 2013, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expenses associated with the amortization of intangible assets for Investment Management were $940 and $4,190 for the three and nine months ended September 30, 2014, respectively, and $1,793 and $4,775 for the three and nine months ended September 30, 2013, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
During the third quarter of 2014, the Company acquired a 100% interest in a boutique advisory business for $6,900.  The Company’s consideration for this transaction included the issuance of 72 LP units at closing and contingent consideration. The contingent consideration has a fair value of $3,391 and will be settled in the first quarter of 2017, based on the business exceeding certain performance targets.  This transaction resulted in the Company recognizing goodwill of $3,401 and intangible assets relating to advisory backlog and client relationships of $2,450 and $1,050, respectively, recognized in the Investment Banking Segment. The intangible assets are being amortized over estimated useful lives of two years. The Company recognized $382 of amortization expense related to these intangible assets for the three months ended September 30, 2014.

Note 5 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $1,508 and $6,849 for the three and nine months ended September 30, 2014, respectively, and $2,113 and $9,248 for the three and nine months ended September 30, 2013, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $978 and $11,853 for the three and nine months ended September 30, 2013, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $4,195 and $5,560 as of September 30, 2014 and December 31, 2013, respectively. See Note 14 for further information.

Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of September 30, 2014 and December 31, 2013 were as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$6,382	$198	$278	$6,302	$11,268	$754	$623	$11,399
Debt Securities Carried by EGL	18,743	94	5	18,832	22,542	87	1	22,628
Mutual Funds	4,638	1,055	76	5,617	7,917	1,600	137	9,380
Total	$29,763	$1,347	$359	$30,751	$41,727	$2,441	$761	$43,407

Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$204	$205	$306	$307
Due after one year through five years	1,356	1,371	1,250	1,264
Due after five years through 10 years	100	102	100	100
Total	$1,660	$1,678	$1,656	$1,671

Securities Investments
Securities Investments include seed capital and other equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of $569 and $863 for the three and nine months ended September 30, 2014, respectively, and ($7) and ($196) for the three and nine months ended September 30, 2013, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($197) and ($400) for the three and nine months ended September 30, 2014, respectively, and ($33) and ($166) for the three and nine months ended September 30, 2013, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($173) and $151 for the three and nine months ended September 30, 2014, respectively, and $500 and $960 for the three and nine months ended September 30, 2013, respectively.

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

Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.6 years, as of September 30, 2014, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
As of September 30, 2014 and December 31, 2013, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	September 30, 2014		December 31, 2013
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$94,254		$56,311
Securities Purchased Under Agreements to Resell	5,115	$5,137	19,134	$19,112
Total Assets	$99,369		$75,445
Liabilities
Securities Sold Under Agreements to Repurchase	$(99,484)	$(99,573)	$(75,563)	$(75,708)

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
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At September 30, 2014, unfunded commitments of EMP III were $4,691, including $484 due from the Company.
A summary of the Company’s investment in the private equity funds as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
ECP II	$2,910	$3,251
Discovery Fund	2,673	5,015
EMCP II	12,584	11,125
EMCP III	7,264	3,852
CSI Capital	3,778	3,248
Trilantic IV	3,812	4,356
Trilantic V	2,614	1,532
Total Private Equity Funds	$35,635	$32,379

Net realized and unrealized gains on private equity fund investments were $1,671 and $5,633 for the three and nine months ended September 30, 2014, respectively, and $2,663 and $5,213 for the three and nine months ended September 30, 2013, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2014, the Company had $2,701 of previously received carried interest that may be subject to repayment.
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

In 2013, EMP III amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, consolidating as a VIE had no impact on the assets and liabilities of the Company. The Company consolidated EMP III assets of $7,342 and liabilities of $55 at September 30, 2014 and assets of $4,287 and liabilities of $32 at December 31, 2013, in the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The assets retained by EMP III are for the benefit of the interest holders of EMP III and the liabilities are generally non-recourse to the Company.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Investment in Trilantic Capital Partners

In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Evercore LP partnership units ("LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During 2014, $541 of this investment was allocated to Trilantic Fund V. During 2013, $825 and $29 of this investment was allocated to Trilantic Fund V and Trilantic Fund IV, respectively. From 2010 to 2012, $1,091 of this investment was allocated to Trilantic Fund IV. This investment had a balance of $13,603 and $14,145 as of September 30, 2014 and December 31, 2013, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $3,723 was unfunded at September 30, 2014. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in successor funds will be at amounts comparable to those of Trilantic Fund V.
Equity Method Investments

A summary of the Company’s other investments accounted for under the equity method of accounting as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
G5 ǀ Evercore	$33,915	$20,001
ABS	42,678	47,559
Total	$76,593	$67,560

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
At September 30, 2014, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings (losses) of ($25) and ($45) for the three and nine months ended September 30, 2014, respectively, and ($226) and ($42) for the three and nine months ended September 30, 2013, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At September 30, 2014, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,127 and $3,426 for the three and nine months ended September 30, 2014, respectively, and $788 and $2,430 for the three and nine months ended September 30, 2013, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Pan
In 2008, the Company made an investment accounted for under the equity method of accounting of $4,158 in Pan. This investment resulted in losses of ($55) for the nine months ended September 30, 2013, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statement of Operations. In 2011 and 2012, the Company concluded that Pan was a VIE, and that the Company was not the primary beneficiary of the VIE. On March 15, 2013, the Company exchanged its notes receivable from Pan for additional common equity, increasing its common equity ownership interest to 68%, from 50%. The Company viewed this transaction as a reconsideration event and concluded that it had become the primary beneficiary of Pan, and therefore consolidated Pan in the Company's unaudited condensed consolidated financial statements as of that date. The Company determined that it was the primary beneficiary of Pan because it possessed the power to significantly impact the economic performance of Pan and maintained the obligation to absorb losses of Pan, which could be

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

potentially significant, or the right to receive benefits from Pan, that could be potentially significant. The assets retained by Pan are not generally available to the Company and the liabilities are generally non-recourse to the Company. The Company subsequently sold its investment on December 3, 2013. Accordingly, Pan's results are reflected in Discontinued Operations on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $647 for the three months ended September 30, 2014 and 2013, and $1,941 for the nine months ended September 30, 2014 and 2013.

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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at September 30, 2014 and December 31, 2013 are based on quoted market prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2014
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$33,121	$—	$33,121
Securities Investments (1)	5,883	3,419	—	9,302
Mutual Funds	5,617	—	—	5,617
Financial Instruments Owned and Pledged as Collateral at Fair Value	94,254	—	—	94,254
Total Assets Measured At Fair Value	$105,754	$36,540	$—	$142,294

	December 31, 2013
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$33,882	$—	$33,882
Securities Investments (1)	12,001	2,398	—	14,399
Mutual Funds	9,380	—	—	9,380
Financial Instruments Owned and Pledged as Collateral at Fair Value	56,311	—	—	56,311
Total Assets Measured At Fair Value	$77,692	$36,280	$—	$113,972

(1)
Includes $17,289 and $14,254 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013, respectively.

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
The Company had no transfers between fair value levels during the nine months ended September 30, 2014 or the year ended December 31, 2013.
The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition, are listed in the tables below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		September 30, 2014
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$221,780	$221,780	$—	$—	$221,780
Securities Purchased Under Agreements to Resell	5,115	—	5,115	—	5,115
Accounts Receivable	103,397	—	103,397	—	103,397
Receivable from Employees and Related Parties	12,207	—	12,207	—	12,207
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$30,291	$—	$30,291	$—	$30,291
Securities Sold Under Agreements to Repurchase	99,484	—	99,484	—	99,484
Payable to Employees and Related Parties	14,193	—	14,193	—	14,193
Notes Payable	104,755	—	129,702	—	129,702

		December 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$284,199	$284,199	$—	$—	$284,199
Securities Purchased Under Agreements to Resell	19,134	—	19,134	—	19,134
Accounts Receivable	83,347	—	83,347	—	83,347
Receivable from Employees and Related Parties	9,233	—	9,233	—	9,233
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$18,365	$—	$18,365	$—	$18,365
Securities Sold Under Agreements to Repurchase	75,563	—	75,563	—	75,563
Payable to Employees and Related Parties	19,524	—	19,524	—	19,524
Notes Payable	103,226	—	127,425	—	127,425

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

Note 11 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on October 20, 2014, a quarterly cash dividend of $0.28 per share, to the holders of Class A Shares as of November 28, 2014, which will be paid on December 12, 2014. During the nine months ended September 30, 2014, the Company declared and paid dividends of $0.75 per share, totaling $27,911.
Treasury Stock – During the nine months ended September 30, 2014, the Company purchased 1,612 Class A Shares primarily from employees at values ranging from $45.82 to $61.82 per share, primarily for the net settlement of stock-based compensation awards, and 938 Class A Shares at market values ranging from $48.16 to $55.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $135,137 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2014. During the nine months ended September 30, 2014, the Company issued 131 Class A Shares from treasury stock as an earnout payment to certain G5 ǀ Evercore employees and 119 Class A Shares to certain Evercore Wealth Management ("EWM") employees in exchange for their noncontrolling interest in EWM. The result of these issuances was a decrease in Treasury Stock of $8,101 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2014.
LP Units – During the nine months ended September 30, 2014, 1,102 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $11 and $12,067, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2014.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2014, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($2,507) and ($10,986), respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Income (Loss) from Discontinued Operations, and the Provision (Benefit) for Income Taxes from Discontinued Operations on the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013 includes ($1,683) and ($573), respectively, reclassified from Accumulated Other Comprehensive Income (Loss) related to the recognition of a cumulative foreign exchange translation loss as a result of the consolidation of Pan.

Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to an 11% interest in Evercore LP, a 28% interest in ECB, a 38% interest in EWM, a 34% equity interest in Atalanta Sosnoff Capital LLC ("Atalanta Sosnoff"), a 38% interest in Institutional Equities ("IE"), a 27% interest in Private Capital Advisory ("PCA"), a 14% interest in Evercore Trust Company, N.A. ("ETC") through the second quarter of 2013, a 32% interest in Pan (sold December 3, 2013) and other private equity partnerships. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff, Institutional Equities and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the nine months ended September 30, 2014 and 2013 were as follows:

	For the Nine Months Ended September 30,
	2014	2013
Beginning balance	$60,577	$62,243
Comprehensive income (loss)
Net Income Attributable to Noncontrolling Interest	9,120	12,286
Other comprehensive income (loss)	(691)	(262)
Total comprehensive income	8,429	12,024
Other items
Evercore LP Units Converted into Class A Shares	(7,748)	(14,562)
Amortization and Vesting of LP Units	205	15,545
Distributions to Noncontrolling Interests	(8,553)	(16,767)
Fair value of Noncontrolling Interest in Pan	—	1,517
Net Reclassification to/from Redeemable Noncontrolling Interest	31,268	—
Issuance of Noncontrolling Interest	5,949	3,597
Purchase of Noncontrolling Interest	(830)	(4,529)
Other	918	—
Total other items	21,209	(15,199)
Ending balance	$90,215	$59,068

Net Income (Loss) Attributable to Noncontrolling Interest related to Pan from Discontinued Operations was ($771) and ($1,178) for the three and nine months ended September 30, 2013, respectively.

Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($348) and ($155) for the three and nine months ended September 30, 2014, respectively, and ($56) and ($95) for the three and nine months ended September 30, 2013, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($1,013) and ($536) for the three and nine months ended September 30, 2014, respectively, and $349 and ($167) for the three and nine months ended September 30, 2013, respectively.
In February 2010, Evercore LP issued 500 LP Units to Trilantic. The original terms were such that at December 31, 2014, at the option of the holder, these LP Units were exchangeable on a one-for-one basis for Class A Shares or may be redeemed for cash of $16,500. Accordingly, this value was being accreted to the minimum redemption value of $16,500 over the five-year period ending December 31, 2014. Accretion was $21 and $63 for the three and nine months ended September 30, 2013,

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

respectively. In October of 2013, the Board of Directors of the Company agreed to release the transfer restrictions associated with these LP Units and the holders of these units exchanged them into Class A Shares.
In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $4,283 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013.
In April 2014, the Company entered into a commitment to purchase 3 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for 119 Class A Shares and 11 LP Units of the Company, at a fair value of $7,100. This transaction settled on May 22, 2014 and resulted in an increase in the Company's ownership in EWM to 62%. In conjunction with this purchase, the Company amended the Amended and Restated Limited Liability Company Agreement of EWM. Per the amended agreement, the holders of certain EWM interests no longer have the option to redeem these capital interests for cash upon the event of the death or disability of the holder. Accordingly, the value of these interests had been reclassified from Redeemable Noncontrolling Interest to Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014. The above transactions had the effect of reducing Redeemable Noncontrolling Interest and Treasury Stock by $34,577 and $3,856, respectively, and increasing Noncontrolling Interest and Additional Paid-in Capital by $27,477 and $3,244, respectively, at June 30, 2014. These interests were previously reflected at their fair value of $34,577 and $32,523 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013, respectively.
During the third quarter of 2014, the Company committed to purchase, for cash, noncontrolling interests from certain employees who are exiting the IE business. This purchase is contingent on the closing of the Company's acquisition of International Strategy & Investment ("ISI"). This resulted in an increase to Redeemable Noncontrolling Interest of $11,086 on the Unaudited Condensed Consolidated Statement of Financial Condition at September 30, 2014.  See Note 15 for further information.

Note 13 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the three and nine months ended September 30, 2014 and 2013 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc.	$24,309	$15,017	$59,142	$37,953
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 12)	—	(21)	—	(63)
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	24,309	14,996	59,142	37,890
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(1,055)	—	(1,596)
Net income attributable to Evercore Partners Inc. common shareholders	$24,309	$13,941	$59,142	$36,294
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units ("RSUs")	36,527	32,049	35,655	31,908
Basic net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.67	$0.47	$1.66	$1.19
Basic net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(0.04)	—	(0.05)
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.67	$0.43	$1.66	$1.14
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	$24,309	$14,996	$59,142	$37,890
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)	(a)
Diluted net income from continuing operations attributable to Evercore Partners Inc. common shareholders	24,309	14,996	59,142	37,890
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(1,055)	—	(1,596)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$24,309	$13,941	$59,142	$36,294
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	36,527	32,049	35,655	31,908
Assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,208	3,514	2,800	3,457
Shares that are contingently issuable	—	—	110	—
Assumed conversion of Warrants issued	3,138	2,846	3,254	2,515
Diluted weighted average shares of Class A common stock outstanding	41,873	38,409	41,819	37,880
Diluted net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.58	$0.39	$1.41	$1.00
Diluted net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(0.03)	—	(0.04)
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.58	$0.36	$1.41	$0.96

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one for one basis. During the three and nine months ended September 30, 2014 and 2013, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 4,670 and 4,823 for the three and nine months ended September 30, 2014, respectively, and 6,592 and 6,690 for the three and nine months ended September 30, 2013, respectively. The adjustment to the numerator, Diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $3,200 and $7,987 for the three and nine months ended September 30, 2014, respectively, and $3,035 and $7,880 for the three and nine months ended September 30, 2013, respectively. In computing this adjustment, the Company assumes that all vested LP Units, and all unvested LP Units after applying the treasury stock method, are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.
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

Note 14 – Share-Based and Other Deferred Compensation
During the nine months ended September 30, 2014, the Company granted employees 1,956 Service-based Awards. These awards had grant date fair values from $49.91 to $58.67 per share. During the nine months ended September 30, 2014, 3,099 Service-based Awards vested and 146 Service-based Awards were forfeited.
During 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. Compensation expense related to this deferred compensation program was $878 and $2,718 for the three and nine months ended September 30, 2014, respectively, and $949 and $2,778 for the three and nine months ended September 30, 2013, respectively.
Compensation expense related to Service-based Awards, excluding compensation expense related to the amortization of LP Units, was $22,243 and $69,334 for the three and nine months ended September 30, 2014, respectively, and $19,496 and $60,723 for the three and nine months ended September 30, 2013, respectively. Compensation expense related to the amortization of the LP Units was $4,820 and $15,243 for the three and nine months ended September 30, 2013, respectively. Compensation expense related to acquisition-related Awards and deferred cash consideration was $629 and ($36), respectively, for the three months ended September 30, 2014, and $4,626 and $1,663, respectively, for the nine months ended September 30, 2014. Compensation expense related to acquisition-related Awards and deferred cash consideration was $1,867 and $1,095, respectively, for the three months ended September 30, 2013, and $9,093 and $3,359, respectively, for the nine months ended September 30, 2013.
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
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $4,043 and $9,693 for the three and nine months ended September 30, 2014, respectively, and $1,558 and $4,442 for the three and nine months ended September 30, 2013, respectively. The remaining unamortized amount of these awards was $14,388 as of September 30, 2014.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 15 – Commitments and Contingencies
For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $6,619 and $19,898 for the three and nine months ended September 30, 2014, respectively, and $5,926 and $17,787 for the three and nine months ended September 30, 2013, respectively.
During the first quarter of 2014, the Company entered into lease agreements, which expire on various dates through 2023, with annual base rental payments of approximately $2,000.
Other Commitments – As of September 30, 2014, the Company had unfunded commitments for capital contributions of $9,177 to private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
The Company also has additional commitments related to its redeemable noncontrolling interests. See Note 12 for further information.
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At September 30, 2014, the Company had one remaining commitment for contingent consideration, related to its acquisition of Protego in 2006. Under the terms of the acquisition agreement, the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. During 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of September 30, 2014, the Company recorded Goodwill of $2,162 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $2,673 at September 30, 2014. See Note 8 for further information.
In 2013, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, obtained a line of credit from First Republic Bank in an aggregate principal amount of up to $25,000, to be used for working capital and other corporate activities.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under the facility bear interest at the prime rate. The facility was renewed on June 24, 2014, and the maturity date was extended to June 27, 2015. On August 4, 2014, the Company drew down $25,000 on this facility, which was repaid on September 29, 2014.
In April 2014, the Company entered into a commitment to purchase 3 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for Class A Shares and LP Units of the Company, for a fair value of $7,100. This transaction settled on May 22, 2014 and increased the Company's ownership in EWM to 62%.
On August 3, 2014, the Company entered into definitive contribution and exchange agreements to acquire all of the outstanding equity interests of the operating businesses of ISI, a leading independent research-driven equity sales and agency trading firm, and to acquire the approximately 40% interest in the Company's Institutional Equities business that it does not currently own. The sellers of ISI and the Company’s Institutional Equities business will receive consideration of up to an aggregate 2,583 vested and unvested Class E Units and up to an aggregate 5,437 vested and unvested Class G and H Interests in Evercore LP, as well as a currently estimated $11,086 in cash for certain sellers of the Institutional Equities business who are not receiving LP Units or Interests.

The sellers of ISI will receive vested and unvested Class E Units that are exchangeable on a one-for-one basis into Class A common stock of the Company subject to timing and other limitations, and vested and unvested Class G and H Interests in Evercore LP, which, when vested, will convert into a number of Class E Units and become exchangeable on a one-for-one basis into Class A common stock of the Company dependent on the financial performance of the combined business over the five years following closing.  These units and interests will be allocated between purchase price and future compensation based on their underlying terms.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The sellers of the Institutional Equities business, who are not receiving cash, will receive vested Class E Units that are exchangeable on a one-for-one basis into Class A common stock of the Company subject to timing and other limitations, and vested Class G and H Interests in Evercore LP, which will convert into a number of Class E Units and become exchangeable on a one-for-one basis into Class A common stock of the Company dependent on the financial performance of the combined business over the five years following closing.

On October 31, 2014, the Company closed on its acquisition of ISI. Following the closing of the transactions, the Company will combine ISI's business with the Company's existing Institutional Equities business within the Investment Banking segment.
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

Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Beginning in the second quarter of 2013, the Company made the election to compute its minimum net capital requirement in accordance with the Alternative Net Capital Requirement, as permitted by Rule 15c3-1. Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of September 30, 2014 and December 31, 2013 was $61,192 and $30,480, respectively, which exceeded the minimum net capital requirement by $60,942 and $30,230, respectively. Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2014.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of September 30, 2014.

Note 17 – Income Taxes

The Company’s Provision for Income Taxes was $15,264 and $38,214 for the three and nine months ended September 30, 2014, respectively and $12,350 and $37,215 for the three and nine months ended September 30, 2013, respectively. The effective tax rate was 38% and 36% for the three and nine months ended September 30, 2014, respectively, and 38% and 42% for the three and nine months ended September 30, 2013. The effective tax rate for 2014 and 2013 reflects the effect of certain

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

nondeductible expenses, including the vesting of LP Units in 2013, as well as the noncontrolling interest associated with LP Units and other adjustments.
The Company reported an increase in deferred tax assets of $60 associated with changes in Unrealized Gain (Loss) on Marketable Securities and Investments and an increase of $1,737 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2014. The Company reported an increase in deferred tax assets of $126 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $184 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2013.
As of September 30, 2014, the Company had unrecognized tax benefits of $802, $574 of which, if recognized, would affect the effective tax rate. The Company does anticipate a change of $802 in unrecognized tax positions as a result of the settlement of income tax audits for examining the Company's income tax returns during the upcoming year.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company recognized $125 and $171 of interest and penalties during the three and nine months ended September 30, 2014, respectively. The Company has $310 accrued for the payment of interest and penalties as of September 30, 2014.

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
The Company’s segment information for the three and nine months ended September 30, 2014 and 2013 is prepared using the following methodology:

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
Each segment’s Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) the amortization of intangible assets associated with certain acquisitions, c) compensation charges associated with deferred consideration, retention awards and related compensation for The Lexicon Partnership LLP ("Lexicon") employees, d) professional fees for the expense associated with share based awards resulting from increases in the share price, which is required upon change in employment status, e) special charges incurred related to termination benefits, primarily consisting of cash severance and the acceleration of the vesting of restricted stock units, as well as the write-off of leasehold improvements in the Institutional Equities business and f) acquisition and transition costs primarily for professional fees for legal and other services incurred related to the Company’s agreement to acquire all of the outstanding equity interests of the operating businesses of ISI.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

No clients accounted for more than 10% of the Company’s consolidated Net Revenues for the three and nine months ended September 30, 2014.
The following information presents each segment’s contribution.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Banking
Net Revenues (1)	$203,028	$163,645	$522,202	$477,846
Operating Expenses	156,549	126,472	410,832	369,927
Other Expenses (2)	8,828	7,427	16,279	26,738
Operating Income	37,651	29,746	95,091	81,181
Income (Loss) from Equity Method Investments	(48)	—	455	460
Pre-Tax Income from Continuing Operations	$37,603	$29,746	$95,546	$81,641
Identifiable Segment Assets	$719,351	$611,266	$719,351	$611,266
Investment Management
Net Revenues (1)	$24,133	$23,683	$71,768	$68,910
Operating Expenses	22,356	20,968	63,518	61,853
Other Expenses (2)	82	593	246	1,939
Operating Income	1,695	2,122	8,004	5,118
Income from Equity Method Investments	1,150	562	2,926	1,873
Pre-Tax Income from Continuing Operations	$2,845	$2,684	$10,930	$6,991
Identifiable Segment Assets	$504,400	$492,075	$504,400	$492,075
Total
Net Revenues (1)	$227,161	$187,328	$593,970	$546,756
Operating Expenses	178,905	147,440	474,350	431,780
Other Expenses (2)	8,910	8,020	16,525	28,677
Operating Income	39,346	31,868	103,095	86,299
Income from Equity Method Investments	1,102	562	3,381	2,333
Pre-Tax Income from Continuing Operations	$40,448	$32,430	$106,476	$88,632
Identifiable Segment Assets	$1,223,751	$1,103,341	$1,223,751	$1,103,341

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Banking (A)	$850	$(330)	$(731)	$(966)
Investment Management (B)	(644)	(555)	(1,725)	(1,854)
Total Other Revenue, net	$206	$(885)	$(2,456)	$(2,820)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $1,134 and $3,344 for the three and nine months ended September 30, 2014, respectively, and $1,098 and $3,281 for the three and nine months ended September 30, 2013, respectively.

(B)
Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $956 and $2,820 for the three and nine months ended September 30, 2014, respectively, and $927 and $2,770 for the three and nine months ended September 30, 2013, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Banking
Amortization of LP Units and Certain Other Awards	$—	$4,304	$—	$13,513
Acquisition Related Compensation Charges	592	3,123	6,371	13,225
Special Charges	3,732	—	3,732	—
Intangible Asset Amortization	382	—	382	—
Professional Fees	—	—	1,672	—
Acquisition and Transition Costs	4,122	—	4,122	—
Total Investment Banking	8,828	7,427	16,279	26,738
Investment Management
Amortization of LP Units and Certain Other Awards	—	511	—	1,693
Intangible Asset Amortization	82	82	246	246
Total Investment Management	82	593	246	1,939
Total Other Expenses	$8,910	$8,020	$16,525	$28,677

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net Revenues: (1)
United States	$127,478	$131,499	$377,907	$379,950
Europe and Other	89,146	37,465	173,931	112,331
Latin America	10,331	19,249	44,588	57,295
Total	$226,955	$188,213	$596,426	$549,576

(1)	Excludes Other Revenue and Interest Expense.
The substantial majority of the Company’s long-lived assets are located in the United States and the United Kingdom.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Other Expenses
Other Expenses include: a) amortization costs associated with the modification and vesting of LP Units and certain other awards, b) the amortization of intangible assets associated with certain acquisitions, c) compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees, d) professional fees for the expense associated with share based awards resulting from increases in the share price, which is required upon change in employment status, e) special charges incurred related to termination benefits, primarily consisting of cash severance and the acceleration of the vesting of restricted stock units, as well as the write-off of leasehold improvements in the Institutional Equities business and f) acquisition and transition costs primarily for professional fees for legal and other services incurred related to the Company’s agreement to acquire all of the outstanding equity interests of the operating businesses of ISI.
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

Results of Operations
The following is a discussion of our results from continuing operations for the three and nine months ended September 30, 2014 and 2013. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$202,178	$163,975	23%	$522,933	$478,812	9%
Investment Management Revenue	24,777	24,238	2%	73,493	70,764	4%
Other Revenue	4,170	2,934	42%	8,861	7,466	19%
Total Revenues	231,125	191,147	21%	605,287	557,042	9%
Interest Expense	3,964	3,819	4%	11,317	10,286	10%
Net Revenues	227,161	187,328	21%	593,970	546,756	9%
Expenses
Operating Expenses	178,905	147,440	21%	474,350	431,780	10%
Other Expenses	8,910	8,020	11%	16,525	28,677	(42%)
Total Expenses	187,815	155,460	21%	490,875	460,457	7%
Income Before Income from Equity Method Investments and Income Taxes	39,346	31,868	23%	103,095	86,299	19%
Income from Equity Method Investments	1,102	562	96%	3,381	2,333	45%
Income Before Income Taxes	40,448	32,430	25%	106,476	88,632	20%
Provision for Income Taxes	15,264	12,350	24%	38,214	37,215	3%
Net Income from Continuing Operations	25,184	20,080	25%	68,262	51,417	33%
Discontinued Operations
Income (Loss) from Discontinued Operations	—	(2,811)	NM	—	(4,236)	NM
Provision (Benefit) for Income Taxes	—	(985)	NM	—	(1,462)	NM
Net Income (Loss) from Discontinued Operations	—	(1,826)	NM	—	(2,774)	NM
Net Income	25,184	18,254	38%	68,262	48,643	40%
Net Income Attributable to Noncontrolling Interest	875	4,292	(80%)	9,120	12,286	(26%)
Net Income Attributable to Evercore Partners Inc.	$24,309	$13,962	74%	$59,142	$36,357	63%
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
From Continuing Operations	$0.58	$0.39	49%	$1.41	$1.00	41%
From Discontinued Operations	—	(0.03)	NM	—	(0.04)	NM
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.58	$0.36	61%	$1.41	$0.96	47%

As of September 30, 2014 and 2013 we employed approximately 1,050 and 1,000 people, respectively, worldwide.
Three Months Ended September 30, 2014 versus September 30, 2013
Net Revenues were $227.2 million for the three months ended September 30, 2014, an increase of $39.8 million, or 21%, versus Net Revenues of $187.3 million for the three months ended September 30, 2013. Investment Banking Revenue increased 23% and Investment Management Revenue increased 2% compared to the three months ended September 30, 2013. See the segment discussion below for further information. Other Revenue for the three months ended September 30, 2014 was higher than for the three months ended September 30, 2013 primarily as a result of an expense reimbursement during the third quarter of 2014. Net Revenues include interest expense on our Senior Notes.

Total Operating Expenses were $178.9 million for the three months ended September 30, 2014, as compared to $147.4 million for the three months ended September 30, 2013, an increase of $31.5 million, or 21%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $136.0 million for the three months ended September 30, 2014, an increase of $25.6 million, or 23%, versus expense of $110.4 million for the three months ended September 30, 2013. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $42.9 million for the three months ended September 30, 2014, an increase of $5.8 million, or 16%, over non-compensation operating expenses of $37.1 million for the three months ended September 30, 2013. Non-compensation operating expenses increased compared to the three months ended September 30, 2013 primarily as a result of the addition of personnel, increased new business costs associated with higher levels of global transaction activity and higher professional fees associated with a limited number of investment bankers serving under consulting contracts.
Total Other Expenses of $8.9 million for the three months ended September 30, 2014 included acquisition related compensation costs of $0.6 million, special charges of $3.7 million, acquisition and transition costs of $4.1 million and amortization of intangibles of $0.5 million. Total Other Expenses of $8.0 million for the three months ended September 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $4.8 million, acquisition related compensation costs of $3.1 million and amortization of intangibles of $0.1 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 60% for the three months ended September 30, 2014, compared to 63% for the three months ended September 30, 2013.

Income from Equity Method Investments was $1.1 million for the three months ended September 30, 2014, as compared to $0.6 million for the three months ended September 30, 2013. The increase was primarily a result of an increase in earnings from ABS and G5 ǀ Evercore.

The provision for income taxes for the three months ended September 30, 2014 was $15.3 million, which reflected an effective tax rate of 38%. The provision was impacted by the noncontrolling interest associated with LP Units, state, local and foreign taxes and other adjustments. The provision for income taxes for the three months ended September 30, 2013 was $12.4 million, which reflected an effective tax rate of 38%. The provision was impacted by the vesting of LP Units, which were fully vested as of December 31, 2013, as well as the noncontrolling interest associated with LP Units.

Noncontrolling Interest was $0.9 million for the three months ended September 30, 2014 compared to $4.3 million for the three months ended September 30, 2013 (which includes noncontrolling interest related to discontinued operations of ($0.8) million). The decrease reflects losses in the Institutional Equities business and a decrease in the percentage of Evercore LP not owned by the Company.
Nine Months Ended September 30, 2014 versus September 30, 2013
Net Revenues were $594.0 million for the nine months ended September 30, 2014, an increase of $47.2 million, or 9%, versus Net Revenues of $546.8 million for the nine months ended September 30, 2013. Investment Banking Revenue increased 9% and Investment Management Revenue increased 4% compared to the nine months ended September 30, 2013. See the segment discussion below for further information. Other Revenue for the nine months ended September 30, 2014 was 19% higher than for the nine months ended September 30, 2013 primarily as a result of an expense reimbursement during the third quarter of 2014. Net Revenues include interest expense on our Senior Notes.

Total Operating Expenses were $474.4 million for the nine months ended September 30, 2014, as compared to $431.8 million for the nine months ended September 30, 2013, an increase of $42.6 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $350.9 million for the nine months ended September 30, 2014, an increase of $27.6 million, or 9%, versus expense of $323.3 million for the nine months ended September 30, 2013. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $123.4 million for the nine months ended September 30, 2014, an increase of $14.9 million, or 14%, over non-compensation operating expenses of $108.5 million for the nine months ended September 30, 2013. Non-compensation operating expenses increased compared to the nine months ended September 30, 2013 primarily as a result of the addition of personnel, increased new business costs associated with higher levels of global transaction activity and higher professional fees associated with a limited number of investment bankers serving under consulting contracts.
Total Other Expenses of $16.5 million for the nine months ended September 30, 2014 included acquisition related compensation costs of $6.4 million, special charges of $3.7 million, professional fees of $1.7 million, acquisition and transition costs of $4.1 million and amortization of intangibles of $0.6 million. Total Other Expenses of $28.7 million for the nine months ended September 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $15.2 million, acquisition related compensation costs of $13.2 million and amortization of intangibles of $0.2 million.

As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 60% for the nine months ended September 30, 2014, compared to 64% for the nine months ended September 30, 2013.

Income from Equity Method Investments was $3.4 million for the nine months ended September 30, 2014, as compared to $2.3 million for the nine months ended September 30, 2013. The increase was primarily a result of an increase in earnings from ABS.

The provision for income taxes for the nine months ended September 30, 2014 was $38.2 million, which reflected an effective tax rate of 36%. The provision was impacted by the noncontrolling interest associated with LP Units, state, local and foreign taxes and other adjustments. The provision for income taxes for the nine months ended September 30, 2013 was $37.2 million, which reflected an effective tax rate of 42%.  The provision was impacted by the vesting of LP Units, which were fully vested as of December 31, 2013, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets.

Noncontrolling Interest was $9.1 million for the nine months ended September 30, 2014 compared to $12.3 million for the nine months ended September 30, 2013 (which includes noncontrolling interest related to discontinued operations of ($1.2) million). The decrease reflects losses in the Institutional Equities business and a decrease in the percentage of Evercore LP not owned by the Company.
Impairment of Assets
During the third quarter of 2014, there were no material changes in the facts and assumptions related to the November 30, 2013 impairment assessment that would have caused the Company to reach a different conclusion. As such, the Company considered the criteria required by ASC 350, “Intangibles - Goodwill and Other”, and ASC 360, “Property, Plant, and Equipment”, and concluded that there were no triggering events during the third quarter of 2014 that would have required a Step 1 impairment assessment.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments included within continuing operations, by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Revenue	$190,863	$151,154	26%	$482,553	$433,371	11%
Commission Revenue	5,874	6,818	(14%)	21,643	21,406	1%
Underwriting Revenue	5,441	6,003	(9%)	18,737	24,035	(22%)
Total Investment Banking Revenue (1)	202,178	163,975	23%	522,933	478,812	9%
Other Revenue, net (2)	850	(330)	NM	(731)	(966)	24%
Net Revenues	203,028	163,645	24%	522,202	477,846	9%
Expenses
Operating Expenses	156,549	126,472	24%	410,832	369,927	11%
Other Expenses	8,828	7,427	19%	16,279	26,738	(39%)
Total Expenses	165,377	133,899	24%	427,111	396,665	8%
Operating Income (3)	37,651	29,746	27%	95,091	81,181	17%
Income (Loss) from Equity Method Investments	(48)	—	NM	455	460	(1%)
Pre-Tax Income from Continuing Operations	$37,603	$29,746	26%	$95,546	$81,641	17%

(1)
Includes client related expenses of $5.6 million and $12.6 million for the three and nine months ended September 30, 2014, respectively, and $3.4 million and $9.6 million for the three and nine months ended September 30, 2013, respectively.

(2)
Includes interest expense on the Senior Notes of $1.1 million and $3.3 million for the three and nine months ended September 30, 2014, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2013, respectively.

(3)
Includes Noncontrolling Interest of ($2.7) million and ($4.2) million for the three and nine months ended September 30, 2014, respectively, and $0.1 million and $0.7 million for the three and nine months ended September 30, 2013, respectively.

For the three months ended September 30, 2014, the dollar value of North American announced and completed M&A activity increased 48% and 38%, respectively, compared to the three months ended September 30, 2013, while the dollar value of Global announced and completed M&A activity for the three months ended September 30, 2014 increased 32% and 39%, respectively, compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, the dollar value of North American announced and completed M&A activity increased 61% and 20%, respectively, compared to the nine months ended September 30, 2013, while the dollar value of Global announced and completed M&A activity for the nine months ended September 30, 2014 increased 59% and 6%, respectively, compared to the nine months ended September 30, 2013:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$504	$340	48%	$1,306	$812	61%
Value of North American M&A Deals Completed	$231	$168	38%	$809	$673	20%
Value of Global M&A Deals Announced	$878	$665	32%	$2,648	$1,663	59%
Value of Global M&A Deals Completed	$538	$388	39%	$1,605	$1,515	6%
Evercore Statistics **
Total Number of Fee Paying Advisory Clients	162	136	19%	310	269	15%
Investment Banking Fees of at Least $1 million from Advisory Clients	50	31	61%	117	95	23%

*	Source: Thomson Reuters October 1, 2014

**	Includes revenue generating clients only
Investment Banking Results of Operations
Three Months Ended September 30, 2014 versus September 30, 2013
Net Investment Banking Revenues were $203.0 million for the three months ended September 30, 2014 compared to $163.6 million for the three months ended September 30, 2013, which represented an increase of 24%. We earned advisory fees from 162 clients for the three months ended September 30, 2014 compared to 136 for the three months ended September 30, 2013, representing a 19% increase. We had 50 fees in excess of $1.0 million for the three months ended September 30, 2014, compared to 31 for the three months ended September 30, 2013, representing a 61% increase. The increase in revenues from the three months ended September 30, 2013 primarily reflects an increase in Advisory revenue during the three months ended September 30, 2014 from our U.S. and U.K. businesses. Underwriting Revenue decreased 9% from the three months ended September 30, 2013 primarily due to a decrease in underwriting deals in our Mexico business.

Operating Expenses were $156.5 million for the three months ended September 30, 2014 compared to $126.5 million for the three months ended September 30, 2013, which represented an increase of $30.1 million, or 24%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $121.5 million for the three months ended September 30, 2014, as compared to $96.7 million for the three months ended September 30, 2013, an increase of $24.8 million, or 26%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $35.1 million for the three months ended September 30, 2014, as compared to $29.8 million for the three months ended September 30, 2013, an increase of $5.3 million, or 18%. Non-compensation operating expenses increased from the prior year primarily driven by the addition of personnel within the business, increased new business costs associated with high levels of global transaction activity and higher professional fees associated with a limited number of investment bankers serving under consulting contracts.
Other Expenses of $8.8 million for the three months ended September 30, 2014 included acquisition related compensation costs of $0.6 million, special charges of $3.7 million, amortization of intangibles of $0.4 million and acquisition and transition costs of $4.1 million. Other Expenses of $7.4 million for the three months ended September 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $4.3 million and acquisition related compensation costs of $3.1 million.

Nine Months Ended September 30, 2014 versus September 30, 2013
Net Investment Banking Revenues were $522.2 million for the nine months ended September 30, 2014 compared to $477.8 million for the nine months ended September 30, 2013, which represented an increase of 9%. We earned advisory fees from 310 clients for the nine months ended September 30, 2014 compared to 269 for the nine months ended September 30, 2013, representing a 15% increase. We had 117 fees in excess of $1.0 million for the nine months ended September 30, 2014, compared to 95 for the nine months ended September 30, 2013, representing a 23% increase. The increase in revenues from the nine months ended September 30, 2013 primarily reflects an increase in Advisory revenue during the nine months ended September 30, 2014 in our U.S. and U.K. businesses. Underwriting Revenue decreased 22% from the nine months ended September 30, 2013 primarily due to a decrease in underwriting deals in our Mexico business.

Operating Expenses were $410.8 million for the nine months ended September 30, 2014 compared to $369.9 million for the nine months ended September 30, 2013, an increase of $40.9 million, or 11%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $309.1 million for the nine months ended September 30, 2014, as compared to $282.7 million for the nine months ended September 30, 2013, an increase of $26.4 million, or 9%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $101.8 million for the nine months ended September 30, 2014, as compared to $87.2 million for the nine months ended September 30, 2013, an increase of $14.6 million, or 17%. Non-compensation operating expenses increased from the prior year primarily driven by the addition of personnel within the business, increased new business costs associated with high levels of global transaction activity and higher professional fees associated with a limited number of investment bankers serving under consulting contracts.
Other Expenses of $16.3 million for the nine months ended September 30, 2014 included acquisition related compensation costs of $6.4 million, special charges of $3.7 million, amortization of intangibles of $0.4 million, professional fees of $1.7 million and acquisition and transition costs of $4.1 million. Other Expenses of $26.7 million for the nine months ended September 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $13.5 million and acquisition related compensation costs of $13.2 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$7,906	$7,006	13%	$22,592	$20,120	12%
Institutional Asset Management	11,778	10,700	10%	34,422	32,289	7%
Private Equity	2,055	2,351	(13%)	6,104	8,275	(26%)
Total Investment Advisory and Management Fees	21,739	20,057	8%	63,118	60,684	4%
Realized and Unrealized Gains:
Institutional Asset Management	1,367	1,518	(10%)	4,742	4,867	(3%)
Private Equity	1,671	2,663	(37%)	5,633	5,213	8%
Total Realized and Unrealized Gains	3,038	4,181	(27%)	10,375	10,080	3%
Investment Management Revenue (1)	24,777	24,238	2%	73,493	70,764	4%
Other Revenue, net (2)	(644)	(555)	(16%)	(1,725)	(1,854)	7%
Net Investment Management Revenues	24,133	23,683	2%	71,768	68,910	4%
Expenses
Operating Expenses	22,356	20,968	7%	63,518	61,853	3%
Other Expenses	82	593	(86%)	246	1,939	(87%)
Total Expenses	22,438	21,561	4%	63,764	63,792	—%
Operating Income (3)	1,695	2,122	(20%)	8,004	5,118	56%
Income from Equity Method Investments (4)	1,150	562	105%	2,926	1,873	56%
Pre-Tax Income from Continuing Operations	$2,845	$2,684	6%	$10,930	$6,991	56%

(1)	Includes transaction-related client reimbursements of $0.1 million for the nine months ended September 30, 2014 and 2013.

(2)
Includes interest expense on the Senior Notes of $1.0 million and $2.8 million for the three and nine months ended September 30, 2014, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2013, respectively.

(3)
Includes Noncontrolling Interest of $0.3 million and $3.1 million for the three and nine months ended September 30, 2014, respectively, and $0.6 million and $1.5 million for the three and nine months ended September 30, 2013, respectively.

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
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of September 30, 2014, we had $2.7 million of previously received carried interest that may be subject to repayment.
We made investments accounted for under the equity method of accounting in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.
Assets Under Management

AUM for our Investment Management business of $14.5 billion at September 30, 2014 increased from $13.6 billion at December 31, 2013. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 65% and 63% of Level I investments and 35% and 37% of Level II investments as of September 30, 2014 and December 31, 2013, respectively, and Institutional Asset Management maintained 88% and 91% of Level I investments and 12% and 9% of Level II investments as of September 30, 2014 and December 31, 2013, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.

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

The following table summarizes AUM activity for the nine months ended September 30, 2014:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2013	$4,874	$8,374	$385	$13,633
Inflows	703	2,202	—	2,905
Outflows	(393)	(2,235)	(11)	(2,639)
Market Appreciation	273	310	—	583
Balance at September 30, 2014	$5,457	$8,651	$374	$14,482

Unconsolidated Affiliates - Balance at September 30, 2014:
G5 ǀ Evercore	$2,217	$—	$—	$2,217
ABS	$—	$4,533	$—	$4,533

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of September 30, 2014:

	Wealth Management	Institutional Asset Management
Equities	60%	60%
Fixed Income	33%	36%
Liquidity (1)	6%	3%
Alternatives	1%	1%
Total	100%	100%
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

For the nine months ended September 30, 2014, AUM for Wealth Management increased 12%, reflecting a 6% increase due to flows and a 6% increase due to market appreciation. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by 2% and 1%, respectively, during the period and tracked the fixed income composite. For the period, the S&P 500 was up 8%, while the fixed income composite increased by 4%.

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

For the nine months ended September 30, 2014, AUM for Institutional Asset Management increased 3%, reflecting a 1% decrease due to flows and a 4% increase due to market appreciation. This principally reflects an increase in AUM for ECB. ECB's AUM increase reflects strong investment performance and the continued marketing efforts to expand the market share of the business. AUM for Atalanta Sosnoff decreased, as their three year performance lagged benchmarks.

Our Private Equity business includes the assets of funds which our Private Equity professionals manage. These funds include ECP II, the Discovery Fund, EMCP II and EMCP III. AUM for Private Equity decreased 3% for the nine months ended September 30, 2014 from outflows related to the continued wind-down of the U.S. Private Equity business.

AUM from our unconsolidated affiliates increased from December 31, 2013 primarily related to positive performance in ABS.

Three Months Ended September 30, 2014 versus September 30, 2013

Net Investment Management Revenues were $24.1 million for the three months ended September 30, 2014, compared to $23.7 million for the three months ended September 30, 2013. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services increased 8% from the three months ended September 30, 2013, primarily reflecting an increase in AUM in Wealth Management and in Institutional Asset Management, partially offset by a decrease in Private Equity fees. Fee-based revenues included minimal revenues from performance fees during the three months ended September 30, 2014 and $0.02 million during the three months ended September 30, 2013. Realized and Unrealized Gains decreased from the prior year primarily resulting from lower gains in our private equity funds. Income from Equity Method Investments increased from the three months ended September 30, 2013 primarily as a result of an increase in earnings from our investments in ABS and G5 ǀ Evercore.

Operating Expenses were $22.4 million for the three months ended September 30, 2014, as compared to $21.0 million for the three months ended September 30, 2013, an increase of $1.4 million, or 7%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $14.5 million for the three months ended September 30, 2014, as compared to $13.7 million for the three months ended September 30, 2013, an increase of $0.8 million, or 6%. The increase was due primarily to higher discretionary incentive compensation. Non-compensation expenses, as a component of Operating Expenses, were $7.9 million for the three months ended September 30, 2014, as compared to $7.3 million for the three months ended September 30, 2013, an increase of $0.6 million, or 8%.
Other Expenses of $0.1 million for the three months ended September 30, 2014 were related to amortization of intangibles. Other Expenses of $0.6 million for the three months ended September 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $0.5 million and amortization of intangibles of $0.1 million.
Nine Months Ended September 30, 2014 versus September 30, 2013

Net Investment Management Revenues were $71.8 million for the nine months ended September 30, 2014, compared to $68.9 million for the nine months ended September 30, 2013. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services increased 4% from the nine months ended September 30, 2013, primarily reflecting an increase in AUM in Wealth Management and in Institutional Asset Management, partially offset by a decrease in Private Equity fees. Fee-based revenues included $0.2 million of revenues from performance fees during the nine months ended September 30, 2014 compared to $0.4 million during the nine months ended September 30, 2013. Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by unrealized gains on portfolio companies in the U.S. and Mexico. Income from Equity Method Investments increased from the nine months ended September 30, 2013 primarily as a result of an increase in earnings from our investments in ABS.
Operating Expenses were $63.5 million for the nine months ended September 30, 2014, as compared to $61.9 million for the nine months ended September 30, 2013, an increase of $1.7 million, or 3%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $41.9 million for the nine months ended September 30, 2014, as compared to $40.6 million for the nine months ended September 30, 2013, an increase of $1.3 million, or 3%. The increase was due primarily to higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $21.7 million for the nine months ended September 30, 2014, as compared to $21.3 million for the nine months ended September 30, 2013, an increase of $0.4 million, or 2%.
Other Expenses of $0.2 million for the nine months ended September 30, 2014 were related to amortization of intangibles. Other Expenses of $1.9 million for the nine months ended September 30, 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $1.7 million and amortization of intangibles of $0.2 million.
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

	For the Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$68,262	$48,643
Non-cash charges	117,855	107,826
Other operating activities	(96,866)	(37,667)
Operating activities	89,251	118,802
Investing activities	(5,340)	(5,476)
Financing activities	(140,982)	(127,376)
Effect of exchange rate changes	(2,313)	(1,583)
Net Increase (Decrease) in Cash and Cash Equivalents	(59,384)	(15,633)
Cash and Cash Equivalents
Beginning of Period	298,453	259,431
End of Period	$239,069	$243,798

Nine Months Ended September 30, 2014. Cash and Cash Equivalents were $239.1 million at September 30, 2014, a decrease of $59.4 million versus Cash and Cash Equivalents of $298.5 million at December 31, 2013. Operating activities resulted in a net inflow of $89.3 million, primarily related to earnings, offset by a decrease in accrued compensation and benefits and an increase in other assets. Cash of $5.3 million was used in investing activities primarily related to investments purchased and purchases of furniture, equipment and leasehold improvements, partially offset by net proceeds from maturities and sales of our marketable securities. Financing activities during the period used cash of $141.0 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, as well as treasury stock and noncontrolling interest purchases.

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
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. For a further discussion of risks related to our business, refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2013.
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
In October 2013 our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 5 million Class A Shares and/or LP Units for up to $250.0 million. On October 20, 2014 our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7 million Class A Shares and/or LP Units for up to $350.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.
During the nine months ended September 30, 2014, we repurchased 952,928 shares for $48.5 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2014, we repurchased 1,612,037 shares for $86.7 million primarily related to minimum tax withholding requirements of share deliveries.
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
Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of September 30, 2014, we were in compliance with all of these covenants.
We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
In 2013, we established a $25.0 million line of credit with First Republic Bank for funding working capital and other corporate activities. This facility is secured with certain of our Accounts Receivable outstanding from the date of the agreement and/or restricted cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.  The interest rate on this facility is the U.S. prime rate. The facility was renewed on June 24, 2014, and the maturity date was extended to June 27, 2015. On August 4, 2014, the Company drew down $25.0 million on this facility, which was repaid on September 29, 2014.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $11.1 million and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant monies drawn on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.6 years, as of September 30, 2014, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
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
As of September 30, 2014 and December 31, 2013, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	September 30, 2014		December 31, 2013
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$94,254		$56,311
Securities Purchased Under Agreements to Resell	5,115	$5,137	19,134	$19,112
Total Assets	99,369		75,445
Liabilities
Securities Sold Under Agreements to Repurchase	(99,484)	$(99,573)	(75,563)	$(75,708)
Net Liabilities	$(115)		$(118)
Risk Measures
VaR	$7		$7
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(93)		$(35)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$93		$35

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
As of September 30, 2014, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740, hence, unrecognized tax benefits have been excluded from this disclosure.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $9.2 million and $9.9 million as of September 30, 2014 and December 31, 2013, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally includes noncontrolling interests held by the principals of EWM and Atalanta Sosnoff, decreased from $36.8 million as of December 31, 2013 to $15.4 million as of September 30, 2014, as recorded on our Unaudited Condensed Consolidated Statements of Financial Condition. The decrease resulted from a $34.6 million decrease related to noncontrolling interests held by the principals of EWM. In April 2014, the Company entered into a commitment to purchase 3,332 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for Class A Shares and LP Units of the Company, for a fair value of $7.1 million. This transaction settled on May 22, 2014 and increased the Company's ownership in EWM to 62%. In conjunction with this purchase, the Company amended the Amended and Restated Limited Liability Company Agreement of EWM. Per the amended agreement, the holders of certain EWM interests no longer have the option to redeem these capital interests for cash upon the event of the death or disability of the holder. Accordingly, the value of these interests has been reclassified from Redeemable Noncontrolling Interest to Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014. See Note 12 to our unaudited condensed consolidated financial statements for further information. The decrease was partially offset by an increase of $11.1 million to Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2014 as a result of cash committed to purchase noncontrolling interests from certain exiting employees in the Institutional Equities business. This purchase is contingent on the closing of the acquisition of ISI.  See Note 15 to our unaudited condensed consolidated financial statements for further information.
On August 3, 2014, the Company entered into definitive contribution and exchange agreements to acquire all of the outstanding equity interests of the operating businesses of ISI, a leading independent research-driven equity sales and agency trading firm, and to acquire the approximately 40% interest in the Company's Institutional Equities business that it does not currently own. The sellers of ISI and the Company’s Institutional Equities business will receive consideration of up to an aggregate 2.6 million vested and unvested Class E Units and up to an aggregate 5.4 million vested and unvested Class G and H Interests in Evercore LP, as well as a currently estimated $11.1 million in cash for certain sellers of the Institutional Equities business who are not receiving LP Units or Interests.

The sellers of ISI will receive vested and unvested Class E Units that are exchangeable on a one-for-one basis into Class A common stock of the Company subject to timing and other limitations, and vested and unvested Class G and H Interests in Evercore LP, which, when vested, will convert into a number of Class E Units and become exchangeable on a one-for-one basis into Class A common stock of the Company dependent on the financial performance of the combined business over the five years following closing.  These units and interests will be allocated between purchase price and future compensation based on their underlying terms.

The sellers of the Institutional Equities business, who are not receiving cash, will receive vested Class E Units that are exchangeable on a one-for-one basis into Class A common stock of the Company subject to timing and other limitations, and vested Class G and H Interests in Evercore LP, which will convert into a number of Class E Units and become exchangeable on a one-for-one basis into Class A common stock of the Company dependent on the financial performance of the combined business over the five years following closing.

On October 31, 2014, the Company closed on its acquisition of ISI.  Following the closing of the transactions, the Company will combine ISI's business with the Company's existing Institutional Equities business within the Investment Banking segment.
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
Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM. These funds principally hold readily-marketable investment securities. As of September 30, 2014, the fair value of our investments with these products, based on closing prices, was $6.3 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.6 million for the three months ended September 30, 2014.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.3 million for the three months ended September 30, 2014.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2014, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($3.1) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
Credit Risks
We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of September 30, 2014 and December 31, 2013, total receivables amounted to $103.4 million and $83.3 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the nine months ended September 30, 2014 and 2013.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2014, we had Marketable Securities of $30.8 million, of which 67% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.

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
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards and their impact or potential impact on the Company's consolidated financial statements, see Note 3 to our unaudited condensed consolidated financial statements.

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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales
None
Issuer Purchases of Equity Securities

2014	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31	7,308	$57.66	—	4,735,023
August 1 to August 31	489,692	49.85	485,769	4,249,254
September 1 to September 30	346,016	50.06	202,182	4,047,072
Total	843,016	$50.00	687,951	4,047,072

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

10.1
Contribution and Exchange Agreement, dated as of August 3, 2014, among ISI Holding, Inc., ISI Holding II, Inc., ISI Management Holdings LLC, ISI Holding, LLC, Edward S. Hyman, the holders of the Management Holdings management units set forth on Annex A thereto, Evercore LP, Evercore Partners Inc. and the Founder, solely in his capacity as the holders' representative (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 4, 2014)

10.2	Fourth Amended and Restated Limited Partnership Agreement of Evercore LP, effective as of October 31, 2014 (filed herewith)

10.3	Supplement to Fourth Amended and Restated Limited Partnership Agreement of Evercore LP, effective as of October 31, 2014 (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes In Equity for the nine months ended September 30, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2014

Evercore Partners Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1
Contribution and Exchange Agreement, dated as of August 3, 2014, among ISI Holding, Inc., ISI Holding II, Inc., ISI Management Holdings LLC, ISI Holding, LLC, Edward S. Hyman, the holders of the Management Holdings management units set forth on Annex A thereto, Evercore LP, Evercore Partners Inc. and the Founder, solely in his capacity as the holders' representative (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 4, 2014)

10.2	Fourth Amended and Restated Limited Partnership Agreement of Evercore LP, effective as of October 31, 2014 (filed herewith)

10.3	Supplement to Fourth Amended and Restated Limited Partnership Agreement of Evercore LP, effective as of October 31, 2014 (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes In Equity for the nine months ended September 30, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)