Form 10-K
period 2014-12-31
Evercore Partners Inc.
filed 2015-02-27
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
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
(do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2014 was approximately $2.1 billion, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $57.64 per share and on the par value of the registrant’s Class B common stock, par value $0.01 per share.
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 18, 2015, was 36,887,325. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 18, 2015 was 26 (excluding 74 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Partners Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2015 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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
Our Investment Banking segment includes our advisory services, through which we provide advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. We also provide restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, we provide our clients with capital markets advice relating to both debt and equity securities, and we underwrite securities offerings and raise funds for financial sponsors.
Our Investment Banking segment also includes services through which we offer equity research and agency-only equity securities trading for institutional investors. During 2014, we increased the scale of these activities through the acquisition of the operating businesses of International Strategy & Investment ("ISI"), a leading independent research-driven equity sales and agency trading firm. We also acquired the noncontrolling interest in our Institutional Equities business that we did not already own. The Company combined ISI's business with the Company's existing Institutional Equities business which now competes as Evercore ISI.
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
Investment Banking
At December 31, 2014, our Investment Banking segment had 68 advisory Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and broad geographic reach, as well as 104 senior research and distribution professionals in Evercore ISI.
In 2014, our Investment Banking segment generated $821.4 million, or 89% of our revenues, excluding Other Revenue, net, ($666.8 million, or 87%, in 2013 and $568.2 million, or 88%, in 2012) and earned advisory fees from 418 clients.
Advisory
We provide confidential, strategic and tactical advice to both public and private companies, with a particular focus on large, multinational corporations, as well as for select institutional investors and government institutions. By virtue of their prominence, size and sophistication, many of our clients are more likely to require expertise relating to larger and more complex situations. We are advising or have advised on numerous noteworthy transactions during the past three years, including:

• E.I. du Pont de Nemours and Company on the spin-off of its Performance Chemicals business	• Energy Future Holdings on the restructuring of its debt

• SilverLake Partners on its sale of IPC Systems to Centerbridge Partners	• Old Mutual plc on the IPO of OM Asset Management

• Cable & Wireless Communications Plc on its acquisition of Columbus International Inc	• Macquarie Infrastructure Fund IV and Wren House Infrastructure on the acquisition of E.ON’s operations in Spain and Portugal

• AstraZeneca on its successful defense against Pfizer’s unsolicited approach	• The Special Committee of Sirius XM Radio on the sale of its outstanding shares to Liberty Media

• Occidental Petroleum on the spin-off of its California oil and gas business	• Forstmann Little & Co. on the sale of its ownership stake in IMG Worldwide Holdings, Inc.

• The Disinterested Directors of the Board of Chrysler Group on the purchase of the VEBA's 41.5% member interests by Fiat	• CLP Holdings on the acquisition, together with China Southern Power Grid, of ExxonMobil's majority stake in its Hong Kong electricity business

• Kinder Morgan on its acquisition of El Paso and on the subsequent sale of EP Energy to an investor group led by Apollo and Riverstone	• Primaris Retail REIT on its defense from a hostile suitor and ultimate sale to H&R REIT

• AT&T on its acquisition of Leap Wireless International	• The McGraw-Hill Companies on the sale of its McGraw-Hill Education business to Apollo

• Bristol-Myers Squibb on its acquisition of Amylin Pharmaceuticals and the sale of half of its interest in Amylin Pharmaceuticals to AstraZeneca	• The Special Committee of the Board of Directors of Dell on its sale to Michael Dell and Silver Lake

• Advent International and GS Capital Partners VI Fund on their acquisition of TransUnion	• The Special Committee of Kraft Foods on its split into a global snacks-based business called Mondelez International and a North American grocery businesses called Kraft Foods Group
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
Equities
On October 31, 2014, following the closing of our acquisition of the operating businesses of ISI, we combined ISI's business with our existing Institutional Equities business and renamed this business Evercore ISI. Evercore ISI's leading analysts and distribution organization provides fundamental, macroeconomic and policy research and transaction execution excellence to the largest and most significant institutional and sovereign investors globally.

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

•
Institutional Sales and Trading. Our professionals provide equity and listed option securities sales and trading services to institutional investors and seek to develop strong relationships with the portfolio managers and traders they serve by working closely with our equity research professionals.

Investment Management
Our Investment Management segment includes Institutional Asset Management, in the United States through Evercore Trust Company, N.A. (“ETC”), Atalanta Sosnoff Capital, LLC (“Atalanta Sosnoff”) and ABS Investment Management, LLC (“ABS”) and in Mexico through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”, formerly Protego Casa de Bolsa, S.A. de C.V.); Wealth Management, through Evercore Wealth Management (“EWM”) and G5 Holdings S.A. (“G5 ǀ Evercore”); and Private Equity. Our Investment Management business principally manages and invests capital on behalf of third parties, including a broad range of institutional investors such as corporate and public pension funds, endowments, foundations, insurance companies, family offices and high net-worth individuals. Our Investment Management business is led by highly-experienced Portfolio and Client Relationship Managers. In December 2013, we completed the sale of Evercore Pan-Asset Capital Management (“Pan”), formerly included within Wealth Management.
In 2014, our Investment Management segment generated revenue of $98.8 million or 11% of our revenues, excluding Other Revenue, net, ($95.8 million, or 13%, in 2013 and $79.8 million, or 12%, in 2012). As of December 31, 2014, we had $14.0 billion of assets under management (“AUM”), excluding any AUM from our non-consolidated affiliates, of which $8.1 billion was attributable to Institutional Asset Management, $5.7 billion was attributable to Wealth Management and $0.3 billion was attributable to Private Equity clients.

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
Private Equity
Private Equity manages value-oriented, middle-market private equity funds in both the United States and Mexico. While we do not intend to raise Evercore-sponsored successor funds in the United States or Europe, we maintain a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners (“Trilantic”). As part of the agreement, we agreed to use commercially reasonable efforts to source investment opportunities for Trilantic Capital Partners Associates IV L.P. (“Trilantic IV”), and Trilantic agreed to use commercially reasonable efforts to refer to the Company mergers and acquisitions advisory services or restructuring advisory services from time to time with respect to selected portfolio companies of Trilantic IV.
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
Our Strategies for Growth
We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:

•
Add Highly Qualified Investment Banking Professionals with Industry and Product Expertise. We hired six new Senior Managing Directors in 2014, expanding our capabilities in the U.S. and Europe, increasing our presence in Technology, Healthcare, Telecom and Oil & Gas, as well as adding a European focused debt advisory business to our advisory practice and expanding our research and distribution capabilities through the formation of Evercore ISI. We intend to continue to recruit high-caliber advisory, capital markets advisory, funds placement, research and distribution professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines we have identified as particularly attractive.

•
Achieve Organic Growth and Improved Profitability in Investment Management. We are focused on managing our current Investment Management business towards growth and improved profitability. We also continue to selectively evaluate opportunities to expand Wealth Management.

•
Expand In New Geographic Markets. We are expanding in new geographic markets where we believe the business environment will be receptive to the strengths of our Investment Banking business model or where we believe our clients have or may develop a significant presence. Our expansion in Canada and Singapore, as well as our advisory affiliates and alliances in Brazil, Argentina, Japan, China, South Korea and India, as well as Australia in the first quarter of 2015, represent important steps in this strategy. We are actively seeking to strengthen, expand and deepen these alliances and to enter into new arrangements in additional geographies. We may hire groups of talented professionals or pursue additional strategic acquisitions or alliances with highly-regarded regional or local firms whose cultures and operating principles are similar to ours.

Results by Segment and Geographic Location
See Note 22 to our consolidated financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.

People
As of December 31, 2014, we employed approximately 1,300 people worldwide. Our senior professionals play a significant role in driving growth and are measured by their productivity either through revenue per Advisory Senior Managing Director or other metrics including asset growth for Portfolio and Client Relationship Managers. None of our employees are subject to any collective bargaining agreements, and we believe we have good relations with our employees.
As a leading independent investment banking firm, our core asset is our professional staff, including their intellectual capital and their dedication to providing the highest quality services to our clients. Prior to joining Evercore, many of our Advisory Senior Managing Directors, Portfolio and Client Relationship Managers and Senior Research and Sales and Trading Professionals held senior level positions with other leading corporations, financial services firms or investment firms.
Competition
The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are other investment banking, financial advisory and investment management firms. We compete both globally and on a regional, product or niche basis. We compete on the basis of a number of factors, including transaction execution skills, investment performance, quality of equity research, our range of products and services, innovation, reputation and price.
Evercore is predominantly an independent investment banking advisory firm, and its competitors can be categorized into three main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS, (2) independent advisory firms such as Lazard and Rothschild and (3) boutiques, such as Centerview, Greenhill, Moelis and Perella Weinberg, among others. We believe, and our clients have informed us, that firms which also engage in acquisition financing, significant proprietary trading in clients’ securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since Evercore is able to avoid potential conflicts associated with these types of activities, we believe that Evercore is better able to develop more trusted and long-term relationships with its clients than those of its competitors which provide such services. In addition, we have a larger global presence and deeper sector expertise than many of the boutiques. Evercore ISI's business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
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
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. (“EGL”) and International Strategy & Investment Group L.L.C. ("ISI L.L.C."), wholly-owned subsidiaries of ours through which we conduct our investment banking business, are registered as broker-dealers with the SEC and the Financial Industry Regulatory Authority (“FINRA”), and are registered as broker-dealers in all 50 states and the District of Columbia. EGL and ISI L.L.C. are subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL and ISI L.L.C. The SEC, FINRA, and regulators in various non-U.S. jurisdictions impose both conduct-based and disclosure-based requirements with respect to research reports and research analysts. State securities regulators also have regulatory or oversight authority over EGL and ISI L.L.C. PFG is impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in New York, Illinois, Ohio, California and New Mexico. Similar measures are being considered or have been implemented in other jurisdictions.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. ISI L.L.C. is also subject to the SEC's Market Access Rule, Rule 15c3-5. The Market Access Rule requires ISI L.L.C. to have controls and procedures in place to limit financial exposure caused by having direct market access. Our broker-dealer subsidiaries are also subject to regulations, including the USA PATRIOT Act of 2001 (the “Patriot Act”), which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.
We are also subject to the U.S. Foreign Corrupt Practices Act, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business.
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
United Kingdom
Authorization by the Financial Conduct Authority (“FCA”). The FCA is responsible for regulating Evercore Partners International LLP (“Evercore UK”) and International Strategy & Investment (UK) Limited (“ISI UK”), the London vehicle of the recently acquired ISI business. The Financial Services and Markets Act 2000 (“FSMA”) is the basis for the UK’s financial services regulatory regime. FSMA is supported by secondary legislation and other rules made under FSMA, including the FCA Handbook of Rules and Guidance. A key FSMA provision is section 19, which contains a “general prohibition” against any person carrying on a “regulated activity” (or purporting to do so) in the UK unless he is an authorized or exempt person. It is a criminal offense to breach this general prohibition and certain agreements made in breach may not be enforceable. The “regulated activities” are set out in the FSMA (Regulated Activities) Order 2001 (as amended). Evercore UK is authorized to carry out regulated activities including: advising on investments; arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. ISI UK is also authorized to carry out these activities and, additionally, is authorized to carry out the regulated activity of dealing in investments as agent. As UK authorized persons, Evercore UK and ISI UK are subject to the FCA’s high level principles for businesses, conduct of business obligations and organizational requirements. The FCA has extensive powers to supervise and intervene in the affairs of the firms. It can take a range of disciplinary enforcement actions, including public censure, restitution, fines or sanctions and the award of compensation.

FSMA also has a civil penalty regime for market abuse, supplemented by the FCA's Code of Market Conduct, which exists independently of a separate criminal regime for insider dealing. The civil regime implements the Market Abuse Directive (“MAD”) in the UK. MAD is being replaced by a new Markets Abuse Regulation (“MAR”), which will expand and develop the existing EU market abuse regime. MAR will apply from July 3, 2016.
Regulatory Capital. Regulatory capital requirements form an integral part of the FCA’s prudential supervision of FCA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties’) financial stability. The FCA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high level requirement for firms to have adequate financial resources. However, as a so-called “exempt-CAD firm”, Evercore UK is subject only to limited minimum capital requirements. ISI UK is a so-called “BIPRU investment firm”. As a result, it is potentially subject to a greater minimum regulatory capital requirement, currently based on its annual fixed expenditure (its “fixed overhead requirement”). The FCA may impose a higher capital requirement than the minimum requirement on BIPRU investment firms.
Anti-Money Laundering, Counter-Terrorist Financing and Anti-Bribery. The Money Laundering Regulations 2007 came into force on December 15, 2007 and implement the Third EU Money Laundering Directive (“MLD 3”). The MLD 3 harmonizes standards across the EU with higher-level, risk-based requirements and require relevant firms to have procedures in place to prevent money laundering and to take a risk-based approach to focus the efforts where they are most needed. This approach includes client due diligence, monitoring, staff training and awareness. Failure to maintain the necessary procedures is a criminal offense. The Proceeds of Crime Act 2002 and the Terrorism Act 2000 also contain a number of offenses in relation to money laundering and terrorist financing, respectively. Evercore UK, ISI UK (and potentially other Evercore entities with a ‘close connection’ to the UK) are also subject to the UK Bribery Act 2010 which came into force on July 1, 2011. It provides for criminal penalties for bribery of, or receipt of a bribe from, public officials, corporations and individuals, as well as for the failure of an organization to prevent a person with whom it is associated from providing bribes for the organization’s benefit. There are currently proposals for a Fourth EU Money Laundering Directive, which are currently expected to be adopted in March or April 2015 and expected to come into force in 2017.
Regulatory Framework in the European Union. Both Evercore UK and ISI UK have obtained the appropriate European investment services passport rights to provide cross-border services into a number of other members of the European Economic Area (“EEA”). Evercore UK has also obtained a passport to provide specific investment services from a Spanish branch. These “passports” derive from the pan-European regime established by the EU Markets in Financial Instruments Directive (“MiFID”), which regulates the provision of investment services and activities throughout the EEA. MiFID provides investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as “host member states”) on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This practice is known as “passporting”.
MiFID has been recast and replaced with a new directive (“MiFID 2”) and a new Markets in Financial Instruments Regulation (“MiFIR”). Among the measures introduced by MiFID 2 and MiFIR are enhanced investor protection and conduct of business rules. One aspect of the enhanced conduct of business rules is stricter restrictions on investment firms making or receiving so-called “inducements” including dealing (or broker) commissions. MiFID 2 and MiFIR also introduce a harmonized regime for access by non-European firms to the EU investment services market. This could impact the ability of Evercore entities outside of Europe to provide investment services within Europe. Both MiFID 2 and MiFIR entered into force on July 2, 2014 and must generally be applied by member states by January 3, 2017.
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
Singapore
We established a Singapore subsidiary, Evercore Asia (Singapore) Pte. Ltd. (“Evercore Singapore”) in August 2013 with the objective of creating a business platform to engage in corporate finance advisory services. In Singapore, corporate finance advisory activities are regulated by the Monetary Authority of Singapore (“MAS”) and subject to licensing requirements. On June 24, 2014, Evercore Singapore obtained a Capital Market Services license issued by the MAS for dealing in securities and advising on corporate finance matters.

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
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Global financial markets and economic conditions are negatively impacted by many factors beyond our control, including the inability to access credit markets, rising interest rates or inflation, terrorism, political uncertainty, uncertainty in the U.S. federal fiscal policy and the fiscal policy of foreign governments and the timing and nature of regulatory reform. Financial market and economic conditions have been volatile in the last several years, and challenging conditions have persisted. Concerns over the rate of economic recovery, the level of U.S. national debt and foreign debt, unemployment, the availability and cost of credit, the global housing market, inflation levels, currency fluctuations, energy costs (including significant declines in oil prices) and geopolitical issues have contributed to increased volatility, uncertainty and diminished expectations for the economy and for the markets. These conditions could reduce the demand for our services and present new challenges. Revenue generated by our Investment Banking business is related to the volume and value of the transactions in which we are involved. During periods of unfavorable market and economic conditions, our operating results may be adversely affected by a decrease in the volume and value of M&A transactions and increasing price competition among financial services companies seeking advisory engagements. Unfavorable market conditions also may lead to a reduction in revenues from our trading, underwriting and placement agent activities. In addition, Europe’s ongoing debt crisis could have a material adverse effect on our business and financial condition, particularly with respect to our U.K. advisory business. The European sovereign debt crisis has continued to negatively impact economic conditions and global markets. The uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. See “-A portion of our revenues are derived from our international operations, which are subject to certain risks.”
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
Our senior leadership team’s reputations and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking business, including Advisory and Evercore ISI, is dependent on our senior Investment Banking professionals and on a small number of senior research analysts, traders and executives. In addition, Atalanta Sosnoff, EWM and ETC are dependent on a small number of senior portfolio managers and executives. Further, the operations and performance of G5 ǀ Evercore and ABS are dependent on a small number of senior executives. Our professionals possess substantial experience and expertise and strong client relationships. However, they are not obligated to remain employed with us. If these personnel were to retire, join an existing competitor, form a competing company or otherwise leave us, it could jeopardize our relationships with clients and result in the loss of client engagements and revenues.
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
Our growth strategy also relies on our ability to attract and retain profitable senior finance professionals across all of our businesses. In connection with the formation of Evercore ISI, we issued to a large number of employees Class G and H limited partnership interests of Evercore LP ("Class G and H Interests") that become exchangeable for common stock only upon the satisfaction of multi-year performance conditions. If business and economic conditions are such that satisfaction of these conditions becomes less likely, the effectiveness of these interests in retaining employees, including key senior employees, may be reduced.
Due to the early stage of development of many of our businesses and competition from other firms, we may face difficulties in recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors may be able to offer more attractive compensation packages or broader career opportunities. Additionally, it may take more than one year for us to determine whether new advisory professionals will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development.
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
For example, we are in the process of integrating Evercore ISI fully into our control and other systems, and there can be no assurance that any of the foregoing issues will not arise during this integration process. In addition, acquisitions, start-ups and internally developed initiatives generally result in increased operating and administrative costs as the necessary infrastructure, IT, legal and compliance systems, controls and personnel are put in place. Our inability to develop, integrate and manage acquired companies, joint ventures or other strategic relationships and growth initiatives in an efficient and cost-effective manner, or at all, could have material adverse short- and long-term effects on our operating results, financial condition and liquidity.
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
We have experienced significant growth in the past several years, including in our Investment Banking business, by expanding into sales, trading, research and underwriting activities, entering into strategic alliances, acquiring ISI and The Lexicon Partnership LLP ("Lexicon") and the hiring of additional senior professionals in our advisory group, and in our Investment Management business through the acquisitions of Atalanta Sosnoff and Mt. Eden Investment Advisors, LLC ("Mt. Eden") and our investment in ABS. Supporting this growth has placed significant demands on our operational, legal, regulatory and financial systems and resources for integration, training and business development efforts. We are often required to commit additional resources to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion, even when we only partner, enter into strategic alliances or take minority stakes in other businesses. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. We cannot provide assurance that our financial controls, the level of knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our expanding operations effectively. Any failure to do so could adversely affect our ability to pursue our growth strategy, generate revenue and control expenses.
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
As we have expanded the scope of our businesses and client base, we increasingly confront actual and potential conflicts of interest relating to our Investment Banking and Investment Management businesses. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business in a number of ways, including an inability to raise additional assets and a reluctance of potential clients and counterparties to do business with us. Additionally, client-imposed conflicts requirements could place additional limitations on us, for example, by limiting our ability to accept Investment Banking advisory engagements or provide fiduciary services to our Investment Management clients.
Policies, controls and procedures that we may be required to implement to address additional regulatory requirements, including as a result of Evercore ISI's business and our expansion into underwriting activities, or to mitigate actual or potential conflicts of interest, may result in increased costs, including for additional personnel and infrastructure and IT improvements, as well as limit our activities and reduce the positive synergies that we seek to cultivate across our businesses. For example, due to our expanded equity research activities through Evercore ISI, we face an increased potential for conflicts of interest, including situations where our provision or publication of research conflicts with the interests of a client, or allegations that research objectivity is being inappropriately impacted by client considerations. Such conflicts may also arise if our Investment Banking advisory business has access to material non-public information that may not be shared with our equity research business or vice versa. In addition, ETC may seek independent fiduciary assignments which might present an actual or perceived conflict with our Advisory business.
Certain of our executive officers and employees responsible for managing Discovery Americas I, L.P. (the "Discovery Fund") have invested their own capital in side-by-side investments in specific portfolio companies along with the Discovery Fund. These side-by-side investments are not subject to management fees or carried interest. As a result, some of our executive officers and private equity portfolio managers have a different economic interest in the performance of investments in certain portfolio companies compared to the interests of investors in our private equity funds. This lack of a total alignment of interests and incentives could result in our executive officers and private equity portfolio managers devoting a disproportionate amount of time and attention to certain investments, and could result in the underperformance of our private equity fund as a whole.
Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients while subjecting us to significant legal liability and reputational harm.
There have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. For example, one of our former Senior Managing Directors was found guilty of insider trading. Our Investment Banking business also often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients and employees. We are also subject to a number of obligations and standards arising from our Investment Management business and our authority over the assets managed by our Investment Management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business may be adversely affected.
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
Extensive and evolving regulation of our businesses exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and limits our ability to engage in certain activities.
The financial services industry is subject to extensive regulation, as described further under "Business - Regulation" above. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as an investment adviser or broker-dealer. For example, we are subject to extensive bribery and anti-corruption regulation, which can present heightened risks for us due to certain jurisdictions in which we operate and our significant client relationships with governmental entities and certain businesses that receive support from government agencies. Our businesses are subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations or estimate the amount of monetary fines or penalties which could be assessed. In addition, adverse regulatory scrutiny of any of our strategic partners could have a material adverse effect on our business and reputation.
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
We face various operational risks related to our businesses on a day-to-day basis. We rely heavily on financial, accounting, communication and other data processing systems. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our control. In addition, our systems and those of third parties on which we rely have been, and we expect they will continue to be, subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including state actors or other unknown third parties outside the firm. The increased use of mobile technologies can heighten these and other operational risks. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will provide adequate protection, and we expect to incur significant costs in maintaining and enhancing appropriate protections to keep pace with developing methods of attack. Although cyber attacks have not, to date, had a material impact on our operations, if our systems are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.
We operate in businesses that are highly dependent on information systems and technology. In our Evercore ISI, Institutional Asset Management and Wealth Management businesses in particular, we must consistently and reliably obtain securities pricing information, properly execute and process client transactions and provide reports and other customer service to our clients. The expansion of our equities business has increased the size and scope of our trading activities and, accordingly, increased the opportunities for trade errors and other operational errors in connection with the processing of transactions. The occurrence of trade or other operational errors or the failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We also rely on third-party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our businesses.
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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including the $120.0 million principal amount of senior unsecured notes issued to Mizuho Corporate Bank, Ltd. (“Mizuho”) due 2020 with a 5.20% coupon (the “Senior Notes”) and $22.6 million principal amount of subordinated borrowings with an executive officer of the Company due 2019 with a 5.5% coupon. If our cash flows and capital resources are insufficient to fund our debt service obligations, including the principal noted above and semi-annual interest payments of $3.1 million and our contingent obligations to fund our redeemable noncontrolling interest of $4.0 million as of December 31, 2014, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes, subordinated borrowings and other contractual commitments.
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
A change in relevant income tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could result in an audit adjustment or revaluation of our net deferred tax assets that may cause our effective tax rate and tax liability to be higher than what is currently presented in the consolidated financial statements.

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains and losses on long-term investments and depreciation. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to our facts and circumstances is sometimes open to interpretation. Management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In addition, tax laws, regulations or treaties enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate.
Risks Related to Our Investment Banking Business
A majority of our revenue is derived from advisory assignments for Investment Banking clients, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in these engagements could have a material adverse effect on our financial condition and operating results.
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking clients for advisory services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Investment Banking services accounted for 90%, 87% and 88% of Net Revenues in 2014, 2013 and 2012, respectively, a substantial portion of which represents fees generated by our advisory services. We expect that we will continue to rely on Investment Banking fees from advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking advisory engagements or the market for advisory services would adversely affect our business.
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
Our top five Investment Banking clients accounted for 14%, 14% and 13% of Net Revenues in 2014, 2013 and 2012, respectively. The composition of the group comprising our largest Investment Banking clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our Investment Banking Revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed, however, no clients accounted for more than 10% of our Net Revenues for the years ended December 31, 2014, 2013 and 2012.

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
Evercore ISI's business relies on non-affiliated third-party service providers.
Evercore ISI has entered into service agreements with third-party service providers for client order management and the execution and settlement of client securities transactions. This business faces the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other intermediaries we use to facilitate our securities transactions. Our senior management and officers oversee and manage these relationships. Poor oversight and control or inferior performance or service on the part of the service provider could result in loss of customers and violations of applicable rules and regulations. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk.
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
If the number of debt defaults or bankruptcies declines or other factors affect demand for our restructuring services, our restructuring revenue could be adversely affected.

We provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers. Our services may include reviewing and analyzing the business, financial condition and prospects of the company or providing advice on strategic transactions, capital raising or restructurings. We also may provide advisory services to companies that have sought or are planning to seek protection under Chapter 11 of the U.S. Bankruptcy Code or other similar processes in non-U.S. jurisdictions. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring advisory services entails the risk that the transaction will be unsuccessful or take considerable time and be subject to a bankruptcy court’s authority to disallow or discount our fees. If the number of debt defaults or bankruptcies declines or other factors affect the demand for our restructuring advisory services, our restructuring business would be adversely affected.
Risks Relating to Our Investment Management Business
The amount and mix of our AUM are subject to significant fluctuations.
The revenues and profitability of our Institutional Asset Management and Wealth Management businesses are derived from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, health emergencies, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and may cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism, health emergencies or financial crises, changes in the equity market place, currency exchange rates, commodity prices, interest rates, inflation rates, the yield curve, and other factors that are difficult to predict affect the mix, market values and levels of our AUM. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our AUM to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our AUM and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as in the U.S. we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage.
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
We have made principal investments in Evercore Capital Partners II, L.P. ("ECP II"), Evercore Mexico Capital Partners II, L.P. (“EMCP II”), Evercore Mexico Capital Partners III, L.P. (“EMCP III”), the Discovery Fund, CITIC Securities International Partners, LTD, Trilantic IV and Trilantic V. These funds generally invest in relatively high-risk, illiquid assets. In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of investments in our funds. The value of the investments of our funds is determined using fair value methodologies described in the funds’ valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund values would result in losses for the applicable fund and the loss of potential incentive income and principal investments. We also have commitments related to our redeemable noncontrolling interests, which are initially recorded at fair value and may be subject to periodic adjustments as a result of a change in the estimated fair value of the associated capital interests. The methodologies we use in valuing these interests are based on estimates and assumptions specific to the particular commitment. Therefore, the value of our redeemable noncontrolling interest may not necessarily reflect the value that would actually be obtained by the noncontrolling interest holders when such capital interests are redeemed.
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
In 2014, we earned 34% of our Total Revenues, excluding Other Revenue, from clients and private equity funds located outside of the United States. We intend to grow our non-U.S. business, and this growth is critical to our overall success. In addition, many of our larger clients for our Investment Banking business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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
As of December 31, 2014, there were 4,503,041 vested Class A LP Units held by some of our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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
As of December 31, 2014, Evercore LP and its consolidated subsidiaries had approximately $301.0 million in cash and cash equivalents available for distribution without prior regulatory approval.
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
Certain of our affiliates and businesses operate with relative autonomy, which limits our ability to alter their management practices and policies.
Although we are represented on the management committees of G5 ǀ Evercore and ABS, we are not able to exercise significant operational control over these affiliates and are not directly involved in managing their day-to-day activities, including investment management policies and procedures, fee levels, marketing and product development and client relationships. Moreover, the founders of these affiliates have certain protective and participating rights, including the ability to block certain major corporate actions and approval of the annual budget and compensation arrangements. In addition, while we control the management committee of Atalanta Sosnoff, responsibility for its day-to-day operations is vested with the management of Atalanta Sosnoff, including managing client relationships and making discretionary investment decisions. Similarly, the executive committee of Evercore ISI is responsible for conducting the day-to-day business and guiding the strategic direction of Evercore ISI, and is controlled by senior management of that business, with representation on the committee by senior management of Evercore. As a consequence, our reputation, financial condition and results of operations may be adversely affected by problems arising from the day-to-day operations of one of these businesses, or from other matters regarding one of these businesses over which we cannot exercise full control. Future acquisitions of, and investments in, investment management or investment banking businesses may be structured in a similar manner.
Risks Related to Our Class A Common Stock
Our Senior Managing Directors control a significant portion of the voting power in Evercore Partners Inc., which may give rise to conflicts of interests.
Our Senior Managing Directors own shares of our Class A common stock and our Class B common stock. Our certificate of incorporation provides that the holders of the shares of our Class B common stock are entitled to a number of votes that is determined pursuant to a formula that relates to the number of LP Units held by such holders. Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit in Evercore LP held by such holder. Our Senior Managing Directors, and certain trusts benefiting their families, collectively have a significant portion of the voting power in Evercore Partners Inc. As a result, our Senior Managing Directors have the ability to exercise influence over the election of the members of our board of directors and, therefore, influence over our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to exercise influence over the outcome of all matters requiring stockholder approval. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
At December 31, 2014, we had a total of 36,255,124 shares of our Class A common stock outstanding. In addition, our current and former Senior Managing Directors own an aggregate of 4,503,041 Class A partnership units in Evercore LP, which were all fully vested as of December 31, 2014. Further, in conjunction with our acquisition of the operating businesses of ISI and our acquisition of the noncontrolling interest in our Institutional Equities business that we did not already own, we issued consideration in the form of vested and unvested Class E limited partnership units of Evercore LP ("Class E LP Units") and vested and unvested Class G and H Interests (which convert into Class E partnership units based on the satisfaction of multi-year performance goals). At December 31, 2014, there were 2,332,709 vested and unvested Class E LP Units and 5,425,091 vested and unvested Class G and H Interests outstanding. Our amended and restated certificate of incorporation allows the exchange of Class A and Class E partnership units in Evercore LP (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors and certain other employees of the Company are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions.
As of February 18, 2015, we had a total of 49,137,983 shares of Class A common stock outstanding and units and interests which were convertible, or potentially convertible, into Class A common stock. This is comprised of 36,887,325 shares of our Class A common stock outstanding, 4,492,858 Class A partnership units in Evercore LP, 2,332,709 Class E LP Units and 5,425,091 Class G and H Interests.
Also, as of December 31, 2014, 5,584,955 restricted stock units (“RSUs”) issued pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan were outstanding. Of these RSUs, 224,373 were fully vested and 5,360,582 were unvested. We also had 460,225 restricted shares of Class A common stock outstanding at December 31, 2014 as partial consideration for the Lexicon acquisition.
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
Our principal offices are located in leased office space at 55 East 52nd Street, New York, New York, at 666 Fifth Avenue, New York, New York, at Blvd. Manuel A. Camacho 36-22, Col. Lomas de Chapultepec in Mexico City, Mexico and at 15 Stanhope Gate in London, UK. We do not own any real property.

Item 3.	Legal Proceedings
In the normal course of business, from time to time the Company and its affiliates are involved in other judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with Accounting Standards Codification ("ASC") 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
In January 2015, Donna Marie Coburn filed a proposed class action complaint against ETC in the U.S. District Court for the District of Columbia, in which she purports to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present.  The complaint alleges that ETC  breached its fiduciary duties under the Employee Retirement Income Security Act by causing the plan to invest in J.C. Penney stock during that period and claims the plan suffered losses of approximately $300 million due to declines in J.C. Penney stock.  The plaintiff seeks the recovery of alleged plan losses, attorneys’ fees, other costs, and other injunctive and equitable relief.  The Company believes that it has meritorious defenses against these claims and intends to vigorously defend against them. ETC is indemnified by J.C. Penney for reasonable attorneys’ fees and other legal expenses, which would be refunded to J.C. Penney should ETC not prevail.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol “EVR.” At the close of business on February 18, 2015, there were 16 Class A common stockholders of record.
The following table sets forth for the periods indicated the high and low reported intra-day sale prices per share for the Class A common stock, as reported on the NYSE:

	2014		2013
	High	Low	High	Low
First Quarter	$63.66	$51.71	$44.53	$30.88
Second Quarter	$59.43	$48.61	$42.36	$34.75
Third Quarter	$58.50	$45.43	$52.80	$37.36
Fourth Quarter	$54.54	$44.67	$61.07	$45.16
There is no trading market for the Evercore Partners Inc. Class B common stock. As of February 18, 2015, there were 26 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.28 per share of Class A common stock for the quarter ended December 31, 2014, $0.25 per share for the quarters ended September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, and $0.22 per share of Class A common stock for the quarters ended September 30, 2013, June 30, 2013 and March 31, 2013.
We pay dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A common shares, on all unvested RSU grants awarded in conjunction with annual bonuses and new hire awards granted after April 2012, as well as awards issued in conjunction with the acquisition of Lexicon in 2011. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
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
We are a holding company and have no material assets other than our ownership of partnership units in Evercore LP. We intend to cause Evercore LP to make distributions to us in an amount sufficient to cover dividends, if any, declared by us and tax distributions. If Evercore LP makes such distributions, the limited partners of Evercore LP will be entitled to receive equivalent distributions from Evercore LP on their partnership units.
Recent Sales of Unregistered Securities
None

Share Repurchases for the period October 1, 2014 through December 31, 2014

2014	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31	98,753	$49.08	67,907	6,932,093
November 1 to November 30	32,446	50.19	23,500	6,908,593
December 1 to December 31	25,110	49.29	16,123	6,892,470
Total	156,309	$49.35	107,530	6,892,470

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2)
In October 2014, our Board authorized the repurchase of additional Class A Shares and/or LP Units so that we will be able to repurchase an aggregate of 7 million Class A Shares and/or LP Units for up to $350.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Selected Financial Data
The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues
Investment Banking Revenue	$821,359	$666,806	$568,238	$430,597	$301,931
Investment Management Revenue	98,751	95,759	79,790	99,161	74,610
Other Revenue	11,292	16,868	9,646	13,897	22,205
Total Revenues	931,402	779,433	657,674	543,655	398,746
Interest Expense	15,544	14,005	15,301	19,391	22,841
Net Revenues	915,858	765,428	642,373	524,264	375,905
Expenses
Operating Expenses	719,474	598,806	523,386	427,155	316,016
Other Expenses	25,437	36,447	53,452	61,297	23,029
Total Expenses	744,911	635,253	576,838	488,452	339,045
Income before Income from Equity Method Investments and Income Taxes	170,947	130,175	65,535	35,812	36,860
Income (Loss) from Equity Method Investments	5,180	8,326	4,852	919	(557)
Income before Income Taxes	176,127	138,501	70,387	36,731	36,303
Provision for Income Taxes	68,756	63,689	30,908	22,724	16,177
Net Income from Continuing Operations	107,371	74,812	39,479	14,007	20,126
Net Income (Loss) from Discontinued Operations	—	(2,790)	—	(3,476)	(2,321)
Net Income	107,371	72,022	39,479	10,531	17,805
Net Income Attributable to Noncontrolling Interest	20,497	18,760	10,590	3,579	8,851
Net Income Attributable to Evercore Partners Inc.	$86,874	$53,262	$28,889	$6,952	$8,954
Dividends Declared per Share	$1.03	$0.91	$0.82	$0.74	$0.63
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$2.08	$1.42	$0.89	$0.27	$0.41
From Discontinued Operations	—	(0.04)	—	(0.04)	(0.02)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$2.08	$1.38	$0.89	$0.23	$0.39
STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$1,446,556	$1,180,783	$1,145,218	$1,043,592	$898,085
Long-term Liabilities	$345,229	$296,661	$283,836	$252,602	$218,465
Total Long-term Debt	$127,776	$103,226	$101,375	$99,664	$98,082
Total Liabilities	$730,309	$580,820	$604,742	$555,499	$505,438
Noncontrolling Interest	$164,966	$97,382	$111,970	$80,429	$91,948
Total Equity	$712,233	$563,158	$490,749	$465,826	$367,241

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Evercore Partners Inc.’s consolidated financial statements and the related notes included elsewhere in this Form 10-K.
Key Financial Measures
Revenue
Total revenues reflect revenues from our Investment Banking and Investment Management business segments that include fees for services, transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense related to repurchase agreements, the Senior Notes and other financing arrangements.
Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions from our sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue consists of advisory fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court. Underwriting fees are recognized when the offering has been deemed to be completed, placement fees are generally recognized at the time of the client’s acceptance of capital or capital commitments. Commissions and Related Fees includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and Related Fees also include subscription fees for the sales of research. Cash received before the subscription period ends is initially recorded as deferred revenue and recognized as revenue over the remaining subscription period.
Revenue trends in our advisory business generally are correlated to the volume of M&A activity and/or restructuring activity, which tends to be counter-cyclical to M&A. However, deviations from this trend can occur in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity. Revenue trends in our equities business are correlated to market volumes, which generally decrease in periods of unfavorable market or economic conditions.
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
Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information technology services, depreciation and amortization and other operating expenses. We refer to all of these expenses as non-compensation expenses.
Other Expenses
Other Expenses include the following:

•
Amortization of LP Units and Certain Other Awards - Includes amortization costs associated with the modification and vesting of Class A LP Units and certain other awards, and the vesting of Class E LP Units issued in conjunction with the acquisition of ISI. In conjunction with the acquisition of the operating businesses of ISI, the Company issued Evercore LP Class E Units and Class G and H Interests which will be treated as compensation going forward, including vested units/interests, which will become exchangeable into Class A common shares of the Company subject to certain liquidated damages and, in the case of Class G and H Interests, the achievement of certain earnings targets. The Company also issued unvested units/interests, which will vest ratably and will become exchangeable into Class A common shares of the Company subject to continued employment and, in the case of Class G and H Interests, the achievement of certain performance targets.

•	Other Acquisition Related Compensation Charges - Includes compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees.

•
Special Charges - Includes expenses primarily related to separation benefits and certain exit costs related to combining the equities business upon the ISI acquisition during 2014, a provision recorded in 2014 against contingent consideration due on the 2013 disposition of Pan, the write-off of intangible assets in 2013 from the Company’s acquisition of Morse, Williams and Company, Inc. and charges incurred in connection with exiting facilities in the UK in 2012.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.

•	Professional Fees - Includes professional fees associated with share-based awards resulting from an increase in share price, which is required upon change in employment status.

•
Acquisition and Transition Costs - Includes professional fees for legal and other services incurred during 2014 related to the Company’s acquisition of all of the outstanding equity interests of the operating businesses of ISI.

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
Discontinued Operations
We completed the sale of Pan in December 2013. Accordingly, the historical results of Pan have been included within Discontinued Operations on the Consolidated Statements of Operations.
Noncontrolling Interest
We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors and other officers, their estate planning vehicles and Trilantic (through October 2013) in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 15 to our consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.
We generally allocate net income or loss to noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits or losses to the controlling and noncontrolling interest holders, then the net income or loss of these entities will be allocated based on these special allocations.
Results of Operations
The following is a discussion of our results from continuing operations for the years ended December 31, 2014, 2013 and 2012. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

	For the Years Ended December 31,			Change
	2014	2013	2012	2014 v. 2013	2013 v. 2012
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$821,359	$666,806	$568,238	23%	17%
Investment Management Revenue	98,751	95,759	79,790	3%	20%
Other Revenue	11,292	16,868	9,646	(33%)	75%
Total Revenues	931,402	779,433	657,674	19%	19%
Interest Expense	15,544	14,005	15,301	11%	(8%)
Net Revenues	915,858	765,428	642,373	20%	19%
Expenses
Operating Expenses	719,474	598,806	523,386	20%	14%
Other Expenses	25,437	36,447	53,452	(30%)	(32%)
Total Expenses	744,911	635,253	576,838	17%	10%
Income Before Income from Equity Method Investments and Income Taxes	170,947	130,175	65,535	31%	99%
Income from Equity Method Investments	5,180	8,326	4,852	(38%)	72%
Income Before Income Taxes	176,127	138,501	70,387	27%	97%
Provision for Income Taxes	68,756	63,689	30,908	8%	106%
Net Income from Continuing Operations	107,371	74,812	39,479	44%	89%
Discontinued Operations
Income (Loss) from Discontinued Operations	—	(4,260)	—	NM	NM
Provision (Benefit) for Income Taxes	—	(1,470)	—	NM	NM
Net Income (Loss) from Discontinued Operations	—	(2,790)	—	NM	NM
Net Income	107,371	72,022	39,479	49%	82%
Net Income Attributable to Noncontrolling Interest	20,497	18,760	10,590	9%	77%
Net Income Attributable to Evercore Partners Inc.	$86,874	$53,262	$28,889	63%	84%
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
From Continuing Operations	$2.08	$1.42	$0.89	46%	60%
From Discontinued Operations	—	(0.04)	—	NM	NM
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$2.08	$1.38	$0.89	51%	55%
2014 versus 2013
Net Revenues were $915.9 million in 2014, an increase of $150.4 million, or 20%, versus Net Revenues of $765.4 million in 2013. Investment Banking Revenue increased 23% and Investment Management Revenue increased 3% compared to 2013. Investment Banking Revenue includes the results of ISI following its acquisition on October 31, 2014. See the segment discussion below for further information. Other Revenue in 2014 was 33% lower than in 2013 primarily as a result of changes in state and local tax rates in 2013, which resulted in a $6.9 million adjustment in amounts due pursuant to tax receivable agreements during 2013. Net Revenues include interest expense on our Senior Notes.
Total Operating Expenses were $719.5 million in 2014, as compared to $598.8 million in 2013, an increase of $120.7 million, or 20%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $538.2 million in 2014, an increase of $88.4 million, or 20%, versus expense of $449.8 million in 2013. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $181.3 million in 2014, an increase of $32.3 million, or 22%, over non-compensation operating expenses of $149.0 million in 2013. Non-

compensation operating expenses increased compared to 2013 primarily as a result of the addition of personnel, increased new business costs associated with higher levels of global transaction activity and higher professional fees associated with a limited number of investment bankers serving under consulting contracts.
Total Other Expenses of $25.4 million in 2014 included compensation costs associated with the vesting of LP Units and certain other awards of $3.4 million, other acquisition related compensation costs of $7.9 million, special charges of $4.9 million, professional fees of $1.7 million, acquisition and transition costs of $4.7 million and intangible asset and other amortization of $2.8 million. Total Other Expenses of $36.4 million in 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $20.0 million, other acquisition related compensation costs of $15.9 million, special charges of $0.2 million and amortization of intangibles of $0.3 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 60% for the year ended December 31, 2014, compared to 63% for the year ended December 31, 2013.
Income from Equity Method Investments was $5.2 million in 2014, as compared to $8.3 million in 2013. The decrease was primarily a result of a decrease in earnings from G5 ǀ Evercore and ABS.
The provision for income taxes in 2014 was $68.8 million, which reflected an effective tax rate of 39%. The provision was impacted by the noncontrolling interest associated with LP Units, state, local and foreign taxes and other adjustments. The provision for income taxes in 2013 was $63.7 million, which reflected an effective tax rate of 46%.  The provision was impacted by the vesting of LP Units, which were fully vested as of December 31, 2013, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets.
Noncontrolling Interest was $20.5 million in 2014 compared to $18.8 million in 2013 (which included noncontrolling interest related to discontinued operations of ($1.2) million).
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

Noncontrolling Interest was $18.8 million in 2013 (which included noncontrolling interest related to discontinued operations of ($1.2) million) compared to $10.6 million in 2012. See Note 4 to our consolidated financial statements for further information.
Impairment of Assets
At November 30, 2014, in accordance with ASC 350, “Intangibles - Goodwill and Other” ("ASC 350"), we performed our annual Goodwill impairment assessment.  We concluded that the fair value of our reporting units substantially exceeded their carrying values, with the exception of our Institutional Asset Management reporting unit, which exceeded its carrying value by 11% as of November 30, 2014, in comparison to 24% as of November 30, 2013.  The decrease in excess fair value from prior year primarily reflects lower forecasted earnings for our Institutional Asset Management businesses.
The amount of Goodwill allocated to the Institutional Asset Management reporting unit was $94.7 million as of November 30, 2014, of which a portion is related to noncontrolling interest. In determining the fair value of this reporting unit, we utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 15%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a stabilization of AUM flows by the end of 2014, with AUM from client flows beginning to increase in the first half of 2015 and, over the longer term, assumes a compound annual growth rate in revenues of 10% from the trailing twelve month period ended November 30, 2014.
We used our best judgment and the information available to us at the time to perform this valuation. Because assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. We estimate that an assumed 13% decrease in forecasted AUM and related revenue throughout the entire forecasted period, would result in the fair value of the Institutional Asset Management reporting unit to be below its book value. Deterioration in these assumptions, including a period of sustained decline in the equity markets, would cause the estimated fair value of the reporting unit to decline, which may result in an impairment charge to earnings in a future period related to some portion of the associated goodwill. If a charge for impairment of goodwill in the Institutional Asset Management reporting unit were required in a future period, it would be allocated, in part, to noncontrolling interest.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments included within continuing operations, by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2014	2013	2012	2014 v. 2013	2013 v. 2012
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$727,678	$602,256	$538,142	21%	12%
Commissions and Related Fees	65,580	30,741	21,450	113%	43%
Underwriting Fees	28,101	33,809	8,646	(17%)	291%
Total Investment Banking Revenue (1)	821,359	666,806	568,238	23%	17%
Other Revenue, net (2)	(1,722)	3,979	(3,019)	NM	NM
Net Revenues	819,637	670,785	565,219	22%	19%
Expenses
Operating Expenses	632,927	516,921	444,510	22%	16%
Other Expenses	25,109	33,740	50,774	(26%)	(34%)
Total Expenses	658,036	550,661	495,284	19%	11%
Operating Income (3)	161,601	120,124	69,935	35%	72%
Income from Equity Method Investments	495	2,906	2,258	(83%)	29%
Pre-Tax Income from Continuing Operations	$162,096	$123,030	$72,193	32%	70%

(1)	Includes client related expenses of $17.7 million, $15.2 million and $15.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Includes interest expense on the Senior Notes of $4.5 million, $4.4 million and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Includes Noncontrolling Interest of ($2.9) million, $0.1 million and ($1.7) million for the years ended December 31, 2014, 2013 and 2012, respectively.

For 2014, the dollar value of North American announced and completed M&A activity increased 50% and 29%, respectively, compared to 2013, while the dollar value of Global announced and completed M&A activity for 2014 increased 47% and 16%, respectively, compared to 2013:

	For the Years Ended December 31,			Change
	2014	2013	2012	2014 v. 2013	2013 v. 2012
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$1,599	$1,068	$1,040	50%	3%
Value of North American M&A Deals Completed	$1,235	$957	$999	29%	(4%)
Value of Global M&A Deals Announced	$3,414	$2,316	$2,490	47%	(7%)
Value of Global M&A Deals Completed	$2,421	$2,096	$2,102	16%	—%
Evercore Statistics **
Total Number of Fee Paying Advisory Clients	418	358	324	17%	10%
Investment Banking Fees of at Least $1 million from Advisory Clients	173	132	125	31%	6%

*	Source: Thomson Reuters January 2, 2015

**	Includes revenue generating clients only
Investment Banking Results of Operations
2014 versus 2013
Net Investment Banking Revenues were $819.6 million in 2014 compared to $670.8 million in 2013, which represented an increase of 22%. We earned advisory fees from 418 clients in 2014 compared to 358 in 2013, representing a 17% increase. We had 173 fees in excess of $1.0 million in 2014, compared to 132 in 2013, representing a 31% increase. The increase in revenues from 2013 primarily reflects an increase in Advisory Fees in 2014 in our U.S. and U.K. businesses. Commissions and Related Fees increased 113% from 2013 primarily from our acquisition of ISI, which closed on October 31, 2014. Underwriting Fees decreased 17% from 2013 primarily due to a decrease in underwriting deals in our Mexico business.
Operating Expenses were $632.9 million in 2014 compared to $516.9 million in 2013, an increase of $116.0 million, or 22%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $481.3 million in 2014, as compared to $396.8 million in 2013, an increase of $84.5 million, or 21%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including our acquisition of ISI, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $151.6 million in 2014, as compared to $120.1 million in 2013, an increase of $31.5 million, or 26%. Non-compensation operating expenses increased from the prior year primarily driven by the addition of personnel within the business, increased new business costs associated with high levels of global transaction activity and higher professional fees associated with a limited number of investment bankers serving under consulting contracts.
Other Expenses of $25.1 million in 2014 included compensation costs associated with the vesting of LP Units and certain other awards of $3.4 million, other acquisition related compensation costs of $7.9 million, special charges of $4.9 million, intangible asset and other amortization of $2.5 million, professional fees of $1.7 million and acquisition and transition costs of $4.7 million. Other Expenses of $33.7 million in 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $17.8 million and other acquisition related compensation costs of $15.9 million.
2013 versus 2012
Net Investment Banking Revenues were $670.8 million in 2013 compared to $565.2 million in 2012, which represented an increase of 19%. We earned advisory fees from 358 clients in 2013 compared to 324 in 2012, representing a 10% increase. We had 132 fees in excess of $1.0 million in 2013, compared to 125 in 2012, representing a 6% increase. The increase in revenues from 2012 reflects the expansion of our existing businesses, including the addition of Senior Managing Directors, and a higher number of fee paying clients and large fees. Underwriting Fees in 2013 were higher than in 2012 primarily as a result of an increased number of underwriting transactions during 2013, including at-the-market ("ATM") offerings, which were executed for the first time in 2013. Commissions and Related Fees in 2013 was higher than in 2012 primarily as a result of increased volume in our U.S. business. Other Revenue in 2013 was higher than in 2012 primarily as a result of changes in state and local tax rates, which resulted in a $5.5 million adjustment in amounts due pursuant to tax receivable agreements during 2013.

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
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2014	2013	2012	2014 v. 2013	2013 v. 2012
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$30,827	$27,179	$19,823	13%	37%
Institutional Asset Management	45,872	43,971	47,910	4%	(8%)
Private Equity	8,127	10,622	7,798	(23%)	36%
Total Investment Advisory and Management Fees	84,826	81,772	75,531	4%	8%
Realized and Unrealized Gains (Losses):
Institutional Asset Management	6,067	5,927	4,465	2%	33%
Private Equity	7,858	8,060	(206)	(3%)	NM
Total Realized and Unrealized Gains	13,925	13,987	4,259	—%	228%
Investment Management Revenue (1)	98,751	95,759	79,790	3%	20%
Other Revenue, net (2)	(2,530)	(1,116)	(2,636)	(127%)	58%
Net Investment Management Revenues	96,221	94,643	77,154	2%	23%
Expenses
Operating Expenses	86,547	81,885	78,876	6%	4%
Other Expenses	328	2,707	2,678	(88%)	1%
Total Expenses	86,875	84,592	81,554	3%	4%
Operating Income (Loss) (3)	9,346	10,051	(4,400)	(7%)	NM
Income from Equity Method Investments (4)	4,685	5,420	2,594	(14%)	109%
Pre-Tax Income (Loss) from Continuing Operations	$14,031	$15,471	$(1,806)	(9%)	NM

(1)	Includes transaction-related client reimbursements of $0.05 million, $0.1 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Includes interest expense on the Senior Notes of $3.8 million, $3.7 million, and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Includes Noncontrolling Interest of $4.0 million, $1.1 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)
Equity in G5 ǀ Evercore, ABS and Pan is classified as Income from Equity Method Investments. The Company's investment in Pan was consolidated during the first quarter of 2013 and sold during the fourth quarter of 2013.

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
ECP II earned management fees of 1% of invested capital through December 21, 2013, the technical termination of the fund. No management fees were earned by the Company in 2013 or 2014. We earn management fees on EMCP II and EMCP III of 2.0% per annum of committed capital during its investment period, and 2.0% per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We owned 8%-9% of the carried interest earned by the general partner of ECP II. A significant portion of any gains recognized related to ECP II, EMCP II and EMCP III, and any carried interest recognized by them, are distributed to certain of our private equity professionals.
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of December 31, 2014, we had no previously received carried interest that may be subject to repayment.
We made investments accounted for under the equity method of accounting in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.
Assets Under Management
AUM for our Investment Management business of $14.0 billion at December 31, 2014 increased from $13.6 billion at December 31, 2013. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 66% and 63% of Level I investments and 34% and 37% of Level II investments as of December 31, 2014 and 2013, respectively, and Institutional Asset Management maintained 87% and 91% of Level I investments and 13% and 9% of Level II investments as of December 31, 2014 and 2013, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.
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

The following table summarizes AUM activity for the years ended December 31, 2014 and 2013:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2012	$4,547	$7,090	$438	$12,075
Inflows	641	2,160	105	2,906
Outflows	(790)	(2,223)	(158)	(3,171)
Market Appreciation	476	1,347	—	1,823
Balance at December 31, 2013	$4,874	$8,374	$385	$13,633
Inflows	936	2,920	—	3,856
Outflows	(534)	(3,525)	(69)	(4,128)
Market Appreciation	389	298	—	687
Balance at December 31, 2014	$5,665	$8,067	$316	$14,048

Unconsolidated Affiliates - Balance at December 31, 2014:
G5 ǀ Evercore	$2,117	$—	$—	$2,117
ABS	$—	$4,632	$—	$4,632

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of December 31, 2014:

	Wealth Management	Institutional Asset Management
Equities	60%	64%
Fixed Income	33%	32%
Liquidity (1)	6%	3%
Alternatives	1%	1%
Total	100%	100%
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
In 2014, AUM for Wealth Management increased 16%, reflecting an 8% increase due to flows and an 8% increase due to market appreciation. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by 3% and 2%, respectively, during the period and outperformed the fixed income composite by 30 bps. For the period, the S&P 500 was up 14%, while the fixed income composite increased by 4%.
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

In 2014, AUM for Institutional Asset Management decreased 4%, reflecting a 7% decrease due to flows partially offset by a 3% increase due to market appreciation. This reflects a decrease in AUM for Atalanta Sosnoff and ECB. ECB's AUM decrease primarily reflects market depreciation. AUM for Atalanta Sosnoff decreased primarily related to negative flows, as their three year performance continued to lag the benchmarks.
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
Our Private Equity business includes the assets of funds which our Private Equity professionals manage. These funds include ECP II, the Discovery Fund, EMCP II and EMCP III. AUM for Private Equity decreased 18% in 2014 from outflows related to the continued wind-down of the U.S. Private Equity business.
AUM from our unconsolidated affiliates increased from 2013 primarily related to positive performance in ABS.
2014 versus 2013
Net Investment Management Revenues were $96.2 million in 2014, compared to $94.6 million in 2013. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services increased 4% from 2013, primarily reflecting an increase in AUM in Wealth Management, partially offset by a decrease in Private Equity fees. Fee-based revenues included $0.2 million of revenues from performance fees during 2014 compared to $0.5 million during 2013. Realized and Unrealized Gains were flat from the prior year primarily resulting from increased gains in Institutional Asset Management, which were partially offset by decreased gains in our private equity funds. Income from Equity Method Investments decreased from 2013 primarily as a result of a decrease in earnings from our investment in ABS.
Operating Expenses were $86.5 million in 2014, as compared to $81.9 million in 2013, an increase of $4.7 million, or 6%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $56.9 million in 2014, as compared to $53.1 million in 2013, an increase of $3.8 million, or 7%. The increase was due primarily to higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $29.7 million in 2014, as compared to $28.8 million in 2013, an increase of $0.9 million, or 3%.
Other Expenses of $0.3 million in 2014 were related to amortization of intangibles. Other Expenses of $2.7 million in 2013 included compensation costs associated with the vesting of LP Units and certain other awards of $2.2 million, special charges of $0.2 million and amortization of intangibles of $0.3 million.
2013 versus 2012
Net Investment Management Revenues were $94.6 million in 2013, compared to $77.2 million in 2012. Fee-based revenues earned from the management of client portfolios and other investment advisory services increased 8% from 2012, primarily reflecting an increase in AUM in Wealth Management, which includes our acquisition of Mt. Eden in December 2012 and higher fees from Private Equity. Fee-based revenues included $0.5 million of revenues from performance fees during 2013 compared to $0.5 million in 2012. Realized and Unrealized Gains increased from the prior year primarily resulting from gains in our private equity funds, which were principally driven by realized and unrealized gains on portfolio companies in Mexico, as well as additional carried interest earned from Trilantic Fund IV, and increased gains in Institutional Asset Management. Income from Equity Method Investments increased from 2012 primarily as a result of an increase in earnings from our investment in ABS. Other Revenue in 2013 was higher than in 2012 primarily as a result of changes in state and local tax rates, which resulted in a $1.4 million adjustment in amounts due pursuant to tax receivable agreements during 2013.
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

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$107,371	$72,022	$39,479
Non-cash charges	147,857	149,933	126,336
Other operating activities	(39,256)	(23,241)	(5,657)
Operating activities	215,972	198,714	160,158
Investing activities	25,035	(8,864)	24,917
Financing activities	(179,595)	(149,796)	(110,012)
Effect of exchange rate changes	(7,705)	(1,032)	1,463
Net Increase in Cash and Cash Equivalents	53,707	39,022	76,526
Cash and Cash Equivalents
Beginning of Period	298,453	259,431	182,905
End of Period	$352,160	$298,453	$259,431
2014. Cash and Cash Equivalents were $352.2 million at December 31, 2014, an increase of $53.7 million versus Cash and Cash Equivalents of $298.5 million at December 31, 2013. Operating activities resulted in a net inflow of $216.0 million, primarily related to earnings. Cash of $25.0 million was provided by investing activities primarily related to cash acquired from acquisitions and net proceeds from maturities and sales of our marketable securities, partially offset by investments purchased and purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $179.6 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, as well as treasury stock and noncontrolling interest purchases.
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
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, interest expense on our Senior Notes and other financing arrangements and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes. During periods of unfavorable market or economic conditions, the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. For a further discussion of risks related to our business, refer to “Risk Factors” elsewhere in this Form 10-K.
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
In October 2014 our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7 million Class A Shares and/or LP Units for up to $350.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2014, we repurchased 1,060,458 shares for $53.8 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2014, we repurchased 1,660,816 shares for $89.0 million primarily related to minimum tax withholding requirements of share deliveries.

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
Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of December 31, 2014, we were in compliance with all of these covenants.
As of December 31, 2014, the Company had $22.6 million in subordinated borrowings with an executive officer of the Company, due on October 31, 2019. These borrowings had a coupon of 5.5%, payable semi-annually.
We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
In 2014, we increased our line of credit with First Republic Bank for funding working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time, to $50.0 million. This facility is secured with certain of our Accounts Receivable outstanding from the date of the agreement and/or restricted cash included in Other Assets on the Consolidated Statements of Financial Condition.  The interest rate on this facility is the U.S. prime rate and the maturity date is June 27, 2015. During 2014, the Company made three drawings of $25.0 million on this facility, each of which was repaid as of December 31, 2014. On February 5, 2015, the Company drew down $45.0 million.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $10.2 million and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant monies drawn on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.4 years, as of December 31, 2014, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
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

As of December 31, 2014 and 2013, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31, 2014		December 31, 2013
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$98,688		$56,311
Securities Purchased Under Agreements to Resell	7,669	$7,671	19,134	$19,112
Total Assets	106,357		75,445
Liabilities
Securities Sold Under Agreements to Repurchase	(106,499)	$(106,632)	(75,563)	$(75,708)
Net Liabilities	$(142)		$(118)
Risk Measures
VaR	$29		$7
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(70)		$(35)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$70		$35

Contractual Obligations

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating Lease Obligations	$192,572	$26,915	$53,397	$47,754	$64,506
Tax Receivable Agreements	202,081	10,828	22,424	23,967	144,862
Notes Payable and Subordinated Borrowings, Including Interest	185,838	7,450	14,900	37,248	126,240
Investment Banking Commitments	42,658	32,569	10,083	6	—
Investment Management Commitments	8,711	8,711	—	—	—
Total	$631,860	$86,473	$100,804	$108,975	$335,608
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $8.7 million and $9.9 million as of December 31, 2014 and 2013, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally included noncontrolling interests held by the principals of EWM and Atalanta Sosnoff, decreased from $36.8 million as of December 31, 2013 to $4.0 million as of December 31, 2014, as recorded on our Consolidated Statements of Financial Condition. The decrease primarily resulted from a $32.5 million decrease related to noncontrolling interests held by the principals of EWM. In April 2014, the Company entered into a commitment to purchase 3,332 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for Class A Shares and LP Units of the Company, for a fair value of $7.1 million. This transaction settled on May 22, 2014 and increased the Company's ownership in EWM to 62%. In conjunction with this purchase, the Company amended the Amended and Restated Limited Liability Company Agreement of EWM. Per the amended agreement, the holders of certain EWM interests no longer have the option to redeem these capital interests for cash upon the event of the death or disability of the holder. Accordingly, the value of these interests has been reclassified from Redeemable Noncontrolling Interest to Noncontrolling

Interest on the Consolidated Statement of Financial Condition as of June 30, 2014. See Note 15 to our consolidated financial statements for further information. The remaining $0.3 million decrease in redeemable noncontrolling interests from December 31, 2013 was related to a decrease in the fair value of our capital interests in Atalanta Sosnoff.
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
Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM. These funds principally hold readily-marketable investment securities. As of December 31, 2014, the fair value of our investments with these products, based on closing prices, was $4.2 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.4 million for the year ended December 31, 2014.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.9 million for the year ended December 31, 2014.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2014, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Consolidated Statement of Comprehensive Income was ($9.5) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
Credit Risks
We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits or enter into sweep arrangements where banks will periodically transfer a portion of the Company's excess cash position to a money market fund.

However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution or investment vehicles in which those deposits are held.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of December 31, 2014 and 2013, total receivables amounted to $136.3 million and $83.3 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the years ended December 31, 2014 and 2013.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2014, we had Marketable Securities of $38.0 million, of which 78% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
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
Revenue Recognition
Investment Banking Revenue
We earn investment banking fees from our clients for providing advisory services on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. It is our accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collectability is reasonably assured. We record Investment Banking Revenue on the Consolidated Statements of Operations for the following:
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
Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized when the offering has been deemed to be completed by the lead manager of the underwriting group, pursuant to applicable regulatory rules. When the offering is completed, we recognize the applicable management fee, selling concession and underwriting fee, the latter net of estimated offering expenses.
Commissions and Related Fees include commissions received from customers on agency-based brokerage transactions in listed and over-the-counter equities and are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, when earned. Commissions and Related Fees also include subscription fees for the sales of research. Cash received before the subscription period ends is initially recorded as deferred revenue and recognized as revenue over the remaining subscription period.
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
Management fees for private equity funds are contractual and are typically based on committed capital during the private equity funds’ investment period, and on invested capital thereafter. Management fees are recognized ratably over the period during which services are provided. We also record performance fee revenue from the private equity funds when the returns on the private equity funds’ investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Historically, the Company recorded performance fee revenue from its managed private equity funds when the private equity funds’ investment values exceeded certain threshold minimums. During 2014, the Company changed its method of recording performance fees such that the Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. This method is considered the more preferable of the two methods accepted under ASC 605-20-S99-1. This change in accounting policy had no effect on the prior period information included on the Consolidated Statements of Operations and Consolidated Statements of Financial Condition in this Form 10-K, or the Company’s 2013 Form 10-K.
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
Valuation
The valuation of our investments in securities and of our financial investments in the funds we manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Effective January 1, 2008, we adopted ASC 820, which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 10 to the consolidated financial statements for further information. Level I investments include financial instruments owned and pledged as collateral and readily-marketable equity securities. Level II investments include our investments in corporate and municipal bonds and other debt securities. We did not have any Level III investments as of December 31, 2014.
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
Equity Compensation
Share-Based Payments – We account for share-based payments in accordance with Financial Accounting Standards Board issued ASC 718, “Compensation – Stock Compensation” ("ASC 718"). We grant employees performance-based awards that vest upon the occurrence of certain performance criteria being achieved. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. Significant judgment is required in determining the probability that the performance criteria will be achieved. The fair value of awards that vest from one to five years are amortized over the vesting period or requisite substantive service period, as required by ASC 718. See Note 17 to the consolidated financial statements for more information.
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
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company’s historic and projected future taxable income for its U.S. and foreign operations. In 2014 and 2013, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized.
The Company estimates that Evercore Partners Inc. must generate approximately $716.0 million of future taxable income to realize the U.S. deferred tax asset balance of approximately $279.0 million. The deferred tax balance is expected to reverse over a period ranging of 5 to 15 taxable years. The Company evaluated Evercore Partners Inc.’s historical U.S. taxable income, which has averaged approximately $29.6 million per year, as well as the current anticipated profitability of approximately $37.1 million and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company will have an additional 20 years to utilize any net operating loss carry forwards created, as well as the relevant net operating loss carry back period in effect at the time of a taxable loss.
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
We test goodwill for impairment at the reporting unit level. In determining the fair value for each reporting unit, we utilize either a market multiple approach and/or a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach includes applying the average earnings multiples of comparable public companies for their respective reporting segment multiplied by the forecasted earnings of the respective reporting unit to yield an estimate of fair value. The discounted cash flow methodology begins with the adjusted cash flows from each of the reporting units and uses a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.
As of November 30, 2014 and 2013, we concluded that the fair value of our Institutional Asset Management reporting unit exceeded its carrying value by 11% and 24%, respectively, and the fair values of our other reporting units substantially exceeded their carrying values. For further information see “Impairment of Assets” in “Results of Operations”.
In addition to Goodwill and Intangible Assets, we annually assess our Equity Method Investments for impairment (or more frequently if circumstances indicate impairment may have occurred) per ASC 323-10-35 “Subsequent Measurement”. We concluded there was no impairment of Goodwill, Intangible Assets and Equity Method Investments during the year ended December 31, 2014. We recorded impairment charges of $2.9 million for Goodwill and Intangible Assets during 2013. See Note 4 to our consolidated financial statements for further information.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards and their impact or potential impact on the Company's consolidated financial statements, see Note 3 to our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Evercore Partners Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Evercore Partners Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Evercore Partners Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 27, 2015

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2014	2013
Assets
Current Assets
Cash and Cash Equivalents	$352,160	$298,453
Marketable Securities	37,985	43,407
Financial Instruments Owned and Pledged as Collateral at Fair Value	98,688	56,311
Securities Purchased Under Agreements to Resell	7,669	19,134
Accounts Receivable (net of allowances of $1,362 and $2,436 at December 31, 2014 and 2013, respectively)	136,280	83,347
Receivable from Employees and Related Parties	17,327	9,233
Deferred Tax Assets - Current	13,096	11,271
Other Current Assets	19,751	16,703
Total Current Assets	682,956	537,859
Investments	126,587	114,084
Deferred Tax Assets - Non-Current	265,901	251,613
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $33,980 and $25,992 at December 31, 2014 and 2013, respectively)	42,527	27,832
Goodwill	218,232	189,274
Intangible Assets (net of accumulated amortization of $33,735 and $27,538 at December 31, 2014 and 2013, respectively)	69,544	26,731
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	30,609	23,190
Total Assets	$1,446,556	$1,180,783
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$212,334	$157,856
Accounts Payable and Accrued Expenses	37,104	18,365
Securities Sold Under Agreements to Repurchase	106,499	75,563
Payable to Employees and Related Parties	18,875	19,524
Taxes Payable	2,515	4,713
Other Current Liabilities	7,753	8,138
Total Current Liabilities	385,080	284,159
Notes Payable	105,226	103,226
Subordinated Borrowings	22,550	—
Amounts Due Pursuant to Tax Receivable Agreements	191,253	175,771
Other Long-term Liabilities	26,200	17,664
Total Liabilities	730,309	580,820
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interest	4,014	36,805
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 46,414,240 and 40,772,434 issued at December 31, 2014 and 2013, respectively, and 36,255,124 and 33,069,534 outstanding at December 31, 2014 and 2013, respectively)	464	408
Class B, par value $0.01 per share (1,000,000 shares authorized, 27 and 42 issued and outstanding at December 31, 2014 and 2013, respectively)	—	—
Additional Paid-In-Capital	950,147	799,233
Accumulated Other Comprehensive Income (Loss)	(20,387)	(10,784)
Retained Earnings (Deficit)	(17,814)	(59,896)
Treasury Stock at Cost (10,159,116 and 7,702,900 shares at December 31, 2014 and 2013, respectively)	(361,129)	(226,380)
Total Evercore Partners Inc. Stockholders' Equity	551,281	502,581
Noncontrolling Interest	160,952	60,577
Total Equity	712,233	563,158
Total Liabilities and Equity	$1,446,556	$1,180,783

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues
Investment Banking Revenue	$821,359	$666,806	$568,238
Investment Management Revenue	98,751	95,759	79,790
Other Revenue, Including Interest	11,292	16,868	9,646
Total Revenues	931,402	779,433	657,674
Interest Expense	15,544	14,005	15,301
Net Revenues	915,858	765,428	642,373
Expenses
Employee Compensation and Benefits	549,516	485,794	430,415
Occupancy and Equipment Rental	41,202	34,708	34,673
Professional Fees	45,429	36,450	35,506
Travel and Related Expenses	40,015	31,937	28,473
Communications and Information Services	18,818	13,373	11,445
Depreciation and Amortization	16,263	14,537	16,834
Special Charges	4,893	170	662
Acquisition and Transition Costs	5,828	58	840
Other Operating Expenses	22,947	18,226	17,990
Total Expenses	744,911	635,253	576,838
Income Before Income from Equity Method Investments and Income Taxes	170,947	130,175	65,535
Income from Equity Method Investments	5,180	8,326	4,852
Income Before Income Taxes	176,127	138,501	70,387
Provision for Income Taxes	68,756	63,689	30,908
Net Income from Continuing Operations	107,371	74,812	39,479
Discontinued Operations
Income (Loss) from Discontinued Operations	—	(4,260)	—
Provision (Benefit) for Income Taxes	—	(1,470)	—
Net Income (Loss) from Discontinued Operations	—	(2,790)	—
Net Income	107,371	72,022	39,479
Net Income Attributable to Noncontrolling Interest	20,497	18,760	10,590
Net Income Attributable to Evercore Partners Inc.	$86,874	$53,262	$28,889
Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$86,874	$54,799	$28,805
From Discontinued Operations	—	(1,605)	—
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$86,874	$53,194	$28,805
Weighted Average Shares of Class A Common Stock Outstanding
Basic	35,827	32,208	29,275
Diluted	41,843	38,481	32,548
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$2.42	$1.70	$0.98
From Discontinued Operations	—	(0.05)	—
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$2.42	$1.65	$0.98
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$2.08	$1.42	$0.89
From Discontinued Operations	—	(0.04)	—
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$2.08	$1.38	$0.89

Dividends Declared per Share of Class A Common Stock	$1.03	$0.91	$0.82

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net Income	$107,371	$72,022	$39,479
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(2,668)	(1,236)	454
Foreign Currency Translation Adjustment Gain (Loss), net	(9,543)	(690)	3,787
Other Comprehensive Income (Loss)	(12,211)	(1,926)	4,241
Comprehensive Income	95,160	70,096	43,720
Comprehensive Income Attributable to Noncontrolling Interest	17,889	18,532	11,859
Comprehensive Income Attributable to Evercore Partners Inc.	$77,271	$51,564	$31,861

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2011	31,014,265	$310	$575,122	$(12,058)	$(76,703)	(3,072,958)	$(79,007)	$58,162	$465,826
Net Income	—	—	—	—	28,889	—	—	10,590	39,479
Other Comprehensive Income	—	—	—	2,972	—	—	—	1,269	4,241
Treasury Stock Purchases	—	—	—	—	—	(2,610,505)	(66,588)	—	(66,588)
Evercore LP Units Purchased or Converted into Class A Common Stock	2,107,753	21	16,499	—	—	—	—	(9,867)	6,653
Equity-based Compensation Awards	1,918,483	19	78,923	—	—	—	—	21,697	100,639
Shares Issued as Consideration for Acquisitions and Investments	—	—	2,618	—	—	219,948	5,641	—	8,259
Dividends and Equivalents	—	—	4,969	—	(29,265)	—	—	—	(24,296)
Noncontrolling Interest (Note 15)	—	—	(23,856)	—	—	—	—	(19,608)	(43,464)
Balance at December 31, 2012	35,040,501	350	654,275	(9,086)	(77,079)	(5,463,515)	(139,954)	62,243	490,749
Net Income	—	—	—	—	53,262	—	—	18,760	72,022
Other Comprehensive Income (Loss)	—	—	—	(1,698)	—	—	—	(228)	(1,926)
Treasury Stock Purchases	—	—	—	—	—	(2,281,326)	(87,620)	—	(87,620)
Evercore LP Units Purchased or Converted into Class A Common Stock	2,913,266	29	28,986	—	—	—	—	(21,414)	7,601
Equity-based Compensation Awards	2,818,667	29	100,058	—	—	2,600	65	20,365	120,517
Shares Issued as Consideration for Acquisitions and Investments	—	—	365	—	—	39,341	1,129	—	1,494
Dividends and Equivalents	—	—	5,989	—	(36,079)	—	—	—	(30,090)
Noncontrolling Interest (Note 15)	—	—	9,560	—	—	—	—	(19,149)	(9,589)
Balance at December 31, 2013	40,772,434	408	799,233	(10,784)	(59,896)	(7,702,900)	(226,380)	60,577	563,158
Net Income	—	—	—	—	86,874	—	—	20,497	107,371
Other Comprehensive Income (Loss)	—	—	—	(9,603)	—	—	—	(2,608)	(12,211)
Treasury Stock Purchases	—	—	—	—	—	(2,706,666)	(142,850)	—	(142,850)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,421,493	14	17,235	—	—	—	—	(11,686)	5,563
Equity-based Compensation Awards	4,220,313	42	133,354	—	—	—	—	3,593	136,989
Shares and LP Units Issued as Consideration for Acquisitions and Investments	—	—	11,073	—	—	131,243	4,245	72,344	87,662
Dividends and Equivalents	—	—	6,038	—	(44,792)	—	—	—	(38,754)
Noncontrolling Interest (Note 15)	—	—	(16,786)	—	—	119,207	3,856	18,235	5,305
Balance at December 31, 2014	46,414,240	$464	$950,147	$(20,387)	$(17,814)	(10,159,116)	$(361,129)	$160,952	$712,233

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net Income	$107,371	$72,022	$39,479
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(2,505)	(2,172)	756
Equity Method Investments	4,476	(1,454)	(2,672)
Equity-Based and Other Deferred Compensation	111,771	121,608	115,632
Depreciation, Amortization and Accretion	18,773	16,699	18,784
Bad Debt Expense	1,027	2,099	1,803
Adjustment to Tax Receivable Agreements	—	(6,905)	—
Deferred Taxes	14,315	20,058	(7,967)
Decrease (Increase) in Operating Assets:
Marketable Securities	550	234	674
Financial Instruments Owned and Pledged as Collateral at Fair Value	(54,032)	65,045	16,056
Securities Purchased Under Agreements to Resell	10,303	(19,578)	2,278
Accounts Receivable	(51,166)	1,460	(37,111)
Receivable from Employees and Related Parties	(6,646)	(4,542)	2,627
Other Assets	(7,651)	(19,945)	15,485
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	27,251	12,435	2,967
Accounts Payable and Accrued Expenses	6,231	258	466
Securities Sold Under Agreements to Repurchase	43,771	(45,543)	(18,413)
Payables to Employees and Related Parties	(2,601)	4,451	(2,429)
Taxes Payable	(2,650)	(15,591)	13,694
Other Liabilities	(2,616)	(1,925)	(1,951)
Net Cash Provided by Operating Activities	215,972	198,714	160,158
Cash Flows From Investing Activities
Investments Purchased	(10,944)	(3,012)	(2,161)
Distributions of Private Equity Investments	672	1,300	1,192
Marketable Securities:
Proceeds from Sales and Maturities	34,719	31,106	67,958
Purchases	(28,760)	(35,187)	(23,499)
Cash Acquired for Acquisitions, net of Cash Paid	42,869	218	(6,743)
Proceeds from Sale of Business	—	1,198	—
Change in Restricted Cash	—	—	2,111
Purchase of Furniture, Equipment and Leasehold Improvements	(13,521)	(4,487)	(13,941)
Net Cash Provided by (Used in) Investing Activities	25,035	(8,864)	24,917
Cash Flows From Financing Activities
Payments for Settlement of Debt and Capital Lease Obligations	—	—	(1,047)
Issuance of Noncontrolling Interests	2,135	3,589	469
Distributions to Noncontrolling Interests	(10,655)	(18,950)	(16,528)
Payments Under Tax Receivable Agreement	(9,086)	(7,651)	—
Cash Paid for Deferred and Contingent Consideration	(2,255)	(3,396)	(3,000)
Short-Term Borrowing	75,000	—	—
Repayment of Short-Term Borrowing	(75,000)	—	—
Purchase of Treasury Stock and Noncontrolling Interests	(156,242)	(102,277)	(66,983)
Excess Tax Benefits Associated with Equity-Based Awards	35,262	8,979	1,451
Dividends - Class A Stockholders	(38,754)	(30,090)	(24,296)
Other	—	—	(78)
Net Cash Provided by (Used in) Financing Activities	(179,595)	(149,796)	(110,012)
Effect of Exchange Rate Changes on Cash	(7,705)	(1,032)	1,463
Net Increase in Cash and Cash Equivalents	53,707	39,022	76,526
Cash and Cash Equivalents-Beginning of Period	298,453	259,431	182,905
Cash and Cash Equivalents-End of Period	$352,160	$298,453	$259,431

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$13,725	$12,807	$13,962
Payments for Income Taxes	$18,283	$57,178	$9,569
Furniture, Equipment and Leasehold Improvements Accrued	$213	$1,060	$267
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$3,261	$(12,985)	$27,376
Dividend Equivalents Issued	$6,038	$5,989	$4,969
Notes Exchanged for Equity in Subsidiary	$—	$1,042	$—
Settlement of Contingent Consideration	$7,232	$2,494	$—
Receipt of Marketable Securities in Settlement of Accounts Receivable	$2,083	$2,278	$—
Purchase of Noncontrolling Interest	$7,100	$—	$—
Contingent Consideration Accrued	$1,979	$—	$—
Reclassification from Redeemable Noncontrolling Interest to Noncontrolling Interest	$27,477	$—	$(3,606)
Shares and LP Units Issued as Consideration for Acquisitions and Investments	$79,576	$—	$—
Assets Acquired in Acquisitions	$106,848	$—	$11,931
Liabilities Assumed in Acquisitions	$64,864	$—	$1,678

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization
Evercore Partners Inc. and subsidiaries (the “Company”) is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership (“Evercore LP”). Subsequent to the Company’s initial public offering ("IPO"), the Company became the sole general partner of Evercore LP. The Company operates from its offices in the United States, the United Kingdom, Mexico, Hong Kong, Canada, Singapore and, through its affiliate G5 Holdings S.A. (“G5 ǀ Evercore”), in Brazil.
The Investment Banking business includes the advisory business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on secondary transactions for private funds interests. The Investment Banking business also includes the Evercore ISI business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors.
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
The consolidated financial statements of the Company are comprised of the consolidation of Evercore LP and Evercore LP’s wholly-owned and majority-owned direct and indirect subsidiaries, including Evercore Group L.L.C. (“EGL”) and International Strategy & Investment Group L.L.C. ("ISI L.L.C."), registered broker-dealers in the U.S. The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE, except for certain VIEs that qualify for accounting purposes as investment companies. The Company reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

substantive participating rights. If the presumption of control can be overcome, the Company accounts for its interest in the fund pursuant to the equity method of accounting.
All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The Consolidated Statements of Operations include the consolidated results of International Strategy & Investment ("ISI") following its acquisition in 2014. See Note 4 for further disclosure.
At the time of the formation transaction, the members of Evercore LP (the “Members”) received Class A limited partnership units of Evercore LP (“Class A LP Units”) in consideration for their contribution of the various entities included in the historical combined financial statements of the Company. The Class A LP Units were subject to vesting requirements and transfer restrictions and are exchangeable on a one-for-one basis for shares of Class A common stock (“Class A Shares”). At December 31, 2013, all Class A LP Units were fully vested. On October 31, 2014, in conjunction with the acquisition of the operating businesses of ISI, the Company issued vested and unvested Class E limited partnership units of Evercore LP ("Class E LP Units") and vested and unvested Class G and H limited partnership interests of Evercore LP ("Class G and H Interests"). See Note 4 for further information. The Company accounts for exchanges of LP Units for Class A Shares based on the carrying amounts of the Members’ LP Units immediately before the exchange.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Placement Fees – Placement fee revenues are attributable to capital raising on both a primary and secondary basis. The Company recognizes placement advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter.
Underwriting Fees – Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized when the offering has been deemed to be completed by the lead manager of the underwriting group. When the offering is completed, the Company recognizes the applicable management fee, selling concession and underwriting fee, the latter net of estimated offering expenses.
Commissions and Related Fees – Commissions and Related Fees include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities and are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, when earned. The Company earns subscription fees for the sales of research. Cash received before the subscription period ends is initially recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Investment Banking Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered.
Taxes collected from customers and remitted to governmental authorities are presented on a net basis on the Consolidated Statements of Operations.
Investment Management Revenue – The Company’s Investment Management business generates revenues from the management of client assets and the private equity funds.
Investment management fees for third-party clients are generally based on the value of the assets under management and any performance fees that may be negotiated with the client. These fees are generally recognized over the period that the related services are provided, based upon the beginning, ending or average value of the assets for the relevant period. Fees paid in advance of services rendered are initially recorded as deferred revenue, which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Investment Management Revenue on the Consolidated Statements of Operations ratably over the period in which the related service is rendered. Generally, to the extent performance fee arrangements have been negotiated, these fees are earned when the return on assets exceeds certain benchmark returns.
Management fees for private equity funds are contractual and are typically based on committed capital during the private equity funds’ investment period, and on invested capital, thereafter. Management fees are recognized ratably over the period during which services are provided. The management fees may provide for a management fee offset for certain portfolio company fees the Company earns. The Company also records performance fee revenue from the private equity funds when the returns on the private equity funds’ investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds’ partnership agreements and are based on investment performance over the life of each investment partnership. Historically, the Company recorded performance fee revenue from its managed private equity funds when the private equity funds’ investment values exceeded certain threshold minimums. During 2014, the Company changed its method of recording performance fees such that the Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. This method is considered the more preferable of the two methods accepted under ASC 605-20-S99-1. This change in accounting policy had no effect on the prior period information included on the Consolidated Statements of Operations and Consolidated Statements of Financial Condition in this Annual Report on Form 10-K, or the Company’s 2013 Annual Report on Form 10-K.
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
Other Revenue, Including Interest and Interest Expense – Other Revenue, Including Interest and Interest Expense is derived primarily from financing transactions. These transactions are principally repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase transaction. Other Revenue, Including Interest and Interest Expense also includes interest expense associated with the $120,000 principal amount of senior unsecured notes (“Senior Notes”) and other financing arrangements, as well as income earned on marketable securities and cash deposited with financial institutions and changes in amounts due pursuant to the Company's tax receivable agreements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Noncontrolling Interest – Noncontrolling interest recorded in the consolidated financial statements of the Company relates to the portions of the subsidiaries not owned by the Company. The Company allocates net income to noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss for the entity which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits (losses) to the controlling and noncontrolling interest holders, then the net income or loss of these entities will be allocated based on these special allocations.
ASC 810, “Consolidation" (“ASC 810”) requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Noncontrolling Interest is presented as a component of Total Equity on the Consolidated Statements of Financial Condition and below Net Income on the Consolidated Statements of Operations. In addition, there is an allocation of the components of Total Comprehensive Income between controlling interests and noncontrolling interests for the years ended December 31, 2014, 2013 and 2012. Changes in a parent's ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

included in the basic and diluted weighted average Class A Shares outstanding. Expense relating to RSUs and restricted stock is charged to Employee Compensation and Benefits within the Consolidated Statements of Operations.
Compensation expense is recognized pursuant to performance-based awards if it is probable that the performance condition will be achieved. See Note 17 for a discussion of the awards issued in conjunction with the Company's acquisition of the operating businesses of ISI.
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
Note 3 – Recent Accounting Pronouncements
ASU 2013-05 – In March 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides amendments to ASC 830, “Foreign Currency Matters”, which are intended to resolve diversity in practice by clarifying the guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments also clarify the guidance for the release of the cumulative translation adjustment into net income for business combinations achieved in stages involving a foreign entity. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-05 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

ASU 2013-11 – In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides amendments to ASC 740, which clarify the guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-08 – In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 provides amendments to ASC No. 205, “Presentation of Financial Statements”, and ASC 360, which change the requirements for reporting discontinued operations. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations and also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-17 – In November 2014, the FASB issued ASU No. 2014-17, “Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 provides amendments to ASC No. 805, “Business Combinations”, which provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this update were effective on November 18, 2014. The adoption of ASU 2014-17 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-01 – In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 provides amendments to ASC No. 225-20, “Income Statement - Extraordinary and Unusual Items”, which eliminate the concept of extraordinary items. The amendments in this update are effective either prospectively or retrospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-02 - In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 provides amendments to ASC No. 810, “Consolidation”, which include the following:  1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2. Eliminate the presumption that a general partner should consolidate a limited partnership, 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective during interim and annual periods beginning after December 15, 2015, with early adoption permitted, and may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Business Changes and Developments
International Strategy & Investment - On October 31, 2014, the Company completed its acquisition of all of the outstanding equity interests of the operating businesses of ISI, a leading independent research-driven equity sales and agency trading firm, as well as the noncontrolling interest in the Company's Institutional Equities business that it did not already own. Following the closing of the transactions, the Company combined ISI's business with the Company's existing Institutional Equities business within the Investment Banking segment.  See below for a discussion of the Company's acquisition of the portion of the Company's Institutional Equities business that it did not already own.
The Company's acquisition of ISI had a purchase price of $90,234. The terms of the Company’s acquisition included consideration in the form of noncontrolling interests, specifically partnership interests of Evercore LP, of which a value of $62,614 was reflected in the purchase price of the acquisition. This consideration included 947 Class E LP Units that were vested and exchangeable into Class A common shares of the Company on a one-for-one basis and an allocation of the value, attributed to pre-combination service, of 710 Class E LP Units that were unvested and will vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested, subject to continued employment with the Company. The purchase price of the acquisition also included the Company's assumption of a subordinated borrowing arrangement with a value of $22,550 and other long-term liabilities with a value of $5,070.
A portion of the consideration issued by the Company was Evercore LP interests which will be treated as compensation going forward, including 710 Class E LP Units, an allocation of the value, attributed to post-combination service, of an additional 710 Class E LP Units, as well as 1,078 Class G LP Interests and 4,095 Class H LP Interests. Certain of these units/interests are vested and are subject to clawback and/or forfeiture pursuant to liquidated damages provisions and, in the case of Class G and H LP Interests, the achievement of certain earnings and operating margin targets. In addition, unvested units/interests are subject to continued employment and, in the case of Class G and H LP Interests, the achievement of certain earnings and operating margin targets. See Note 17 for further information.
In conjunction with the Company’s acquisition of the operating businesses of ISI, the Company purchased, at fair value, the noncontrolling interest in the Company's Institutional Equities business that it did not already own. The Company

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

purchased these interests, for cash of $11,086, from employees who were exiting the Institutional Equities business. The sellers of the Institutional Equities business, who did not receive cash, received 199 vested and 17 unvested Class E Units that are exchangeable on a one-for-one basis into Class A common stock of the Company subject to timing and other limitations, and 57 vested Class G Interests and 217 vested Class H Interests in Evercore LP. These interests will become exchangeable into Class A common shares of the Company subject to certain performance requirements that are similar to the interests issued to the sellers of ISI.
This transaction resulted in the Company recognizing goodwill of $29,638 and intangible assets of $47,320, recognized in the Investment Banking Segment. The intangible assets include client relationships, trade names and favorable leases with values of $40,000, $2,000 and $5,320, respectively, which are being amortized over estimated useful lives of 5 years, 3 years and 7 years, respectively. The Company recognized $1,571 of amortization expense related to these intangible assets for the year ended December 31, 2014.
Other Acquisitions - During the third quarter of 2014, the Company acquired a 100% interest in a boutique advisory business for $6,900.  The Company’s consideration for this transaction included the issuance of 72 Class A LP units at closing and contingent consideration. The contingent consideration has a fair value of $3,391 and will be settled in the first quarter of 2017, based on the business meeting certain performance targets.  This transaction resulted in the Company recognizing goodwill of $3,401 and intangible assets relating to advisory backlog and client relationships of $2,450 and $1,050, respectively, recognized in the Investment Banking Segment. The intangible assets are being amortized over estimated useful lives of two years. The Company recognized $877 of amortization expense related to these intangible assets for the year ended December 31, 2014.
Pan and Discontinued Operations - In 2008, the Company made an equity method investment of $4,158 in Pan. This investment resulted in earnings (losses) of ($55) and $90 for the years ended December 31, 2013 and 2012, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
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
Private Capital Advisory - During 2013, the Company expanded its global investment banking platform by establishing a private capital advisory business, focused on secondary transactions for private funds interests. In conjunction with the expansion, the Company formed Evercore Private Capital Advisory L.P. ("PCA"). The Company owns 69% of the common equity interest in PCA, with the remaining 31% owned by employees engaged in PCA's business. The Company is the general partner of PCA. The Company performed an assessment under ASC 810, and concluded that PCA is a VIE and determined that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interest provides the Company with the ability to make decisions that significantly impact the economic performance of PCA, while the limited partners do not possess substantive participating rights over PCA. The Company's assessment of the primary beneficiary included assessing which parties have the power to significantly impact the economic performance and the obligation to absorb losses, which could be potentially significant to the entity, or the right to receive benefits from the entity that could be potentially significant. The assets of PCA are not generally available to the Company and the liabilities are generally non-recourse to the Company.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Goodwill and Intangible Assets
Goodwill associated with the Company’s acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2012	$86,352	$102,332	$188,684
Foreign Currency Translation and Other	676	(86)	590
Balance at December 31, 2013 (1)	87,028	102,246	189,274
Acquisitions	33,039	—	33,039
Foreign Currency Translation and Other	(6,060)	1,979	(4,081)
Balance at December 31, 2014	$114,007	$104,225	$218,232

(1)	The balance includes the net effect of the goodwill related to the consolidation and disposition of Pan.
Intangible assets associated with the Company’s acquisitions are as follows:

	December 31, 2014
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$47,800	$45,830	$93,630	$4,006	$27,110	$31,116
Non-compete/Non-solicit Agreements	135	1,949	2,084	121	1,709	1,830
Other	5,320	2,245	7,565	127	662	789
Total	$53,255	$50,024	$103,279	$4,254	$29,481	$33,735

	December 31, 2013
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$2,300	$45,830	$48,130	$1,299	$22,559	$23,858
Acquired Mandates	1,810	—	1,810	1,786	—	1,786
Non-compete/Non-solicit Agreements	135	1,949	2,084	94	1,314	1,408
Other	—	2,245	2,245	—	486	486
Total	$4,245	$50,024	$54,269	$3,179	$24,359	$27,538
Expense associated with the amortization of intangible assets was $8,007, $7,994 and $10,872 for the years ended December 31, 2014, 2013 and 2012, respectively.
Based on the intangible assets above, as of December 31, 2014, annual amortization of intangibles for each of the next five years is as follows:

2015	$15,277
2016	$13,592
2017	$12,431
2018	$11,794
2019	$10,286
The Company concluded that there was no impairment of Goodwill or Intangible Assets related to its reporting units during the year ended December 31, 2014. The Company recorded impairment charges of $2,888 for Goodwill and Intangible Assets during the year ended December 31, 2013. During December 2013, the founder and key member of management of Morse, Williams and Company, Inc. left the Company pursuant to a separation agreement, which among other provisions,

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

allowed him to solicit a limited number of former clients without violating his post-employment restrictive covenant agreements. As a result, the Company experienced an outflow of client assets, and the Company performed a Step 1 impairment assessment under ASC 360 for the identifiable intangible assets that the Company recorded related to Client Relationships from the acquisition of Morse, Williams and Company, Inc., which were recognized in the Investment Management segment. The Company determined that the recoverability of the intangible assets would not be achieved and recorded an impairment charge of $170 within Special Charges on the Company's Consolidated Statement of Operations for the year ended December 31, 2013. Further, during 2013, the Company sold its interest in Pan, resulting in an impairment charge related to goodwill of $2,718 within Income (Loss) from Discontinued Operations on the Company’s Consolidated Statement of Operations for the year ended December 31, 2013. See "Pan and Discontinued Operations" above for further information.
Note 5 – Acquisition and Transition Costs and Special Charges
Acquisition and Transition Costs
The Company recognized $5,828, $58 and $840 for the years ended December 31, 2014, 2013 and 2012, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
Special Charges
The Company recognized $4,893 for the year ended December 31, 2014, as Special Charges incurred related to separation benefits and certain exit costs related to combining the equities business upon the ISI acquisition during 2014 and a provision recorded in 2014 against contingent consideration due on the 2013 disposition of Pan. The Company recognized $170 for the year ended December 31, 2013, as Special Charges incurred related to the write-off of client-related intangible assets in Evercore Wealth Management ("EWM"), and $662 for the year ended December 31, 2012, as Special Charges incurred in connection with exiting facilities in the UK. See Note 4 for further information.
Note 6 – Related Parties
The Company remits payment for expenses on behalf of the private equity funds and is reimbursed accordingly. For the years ended December 31, 2014, 2013 and 2012, the Company disbursed $1,282, $1,218 and $1,098, respectively, on behalf of these entities.
Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $10,302, $11,557 and $4,781 for the years ended December 31, 2014, 2013 and 2012, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $1,251, $14,090 and $2,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $10,484 and $5,560 as of December 31, 2014 and 2013, respectively.
As of December 31, 2014, the Company had $22,550 in subordinated borrowings with an executive officer of the Company. See Note 12 for further information.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Advances to Employees	$14,613	$7,668
Personal Expenses Paid on Behalf of Employees and Related Parties	94	72
Receivable from Affiliates	1,589	578
Reimbursable Expenses Due From Portfolio Companies of the Company's Private Equity Funds	215	127
Reimbursable Expenses Relating to the Private Equity Funds	816	788
Receivable from Employees and Related Parties	$17,327	$9,233
Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Board of Director Fees	$215	$266
Amounts Due to UK Members	7,832	10,386
Amounts Due Pursuant to Tax Receivable Agreements (a)	10,828	8,872
Payable to Employees and Related Parties	$18,875	$19,524

(a)
Relates to the current portion of the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $191,253 and $175,771 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2014 and 2013, respectively.

Note 7 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of December 31, 2014 and 2013 were as follows:

	December 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$6,354	$11	$2,173	$4,192	$11,268	$754	$623	$11,399
Debt Securities Carried by EGL	28,014	80	3	28,091	22,542	87	1	22,628
Mutual Funds	4,765	1,053	116	5,702	7,917	1,600	137	9,380
Total	$39,133	$1,144	$2,292	$37,985	$41,727	$2,441	$761	$43,407
Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$303	$305	$306	$307
Due after one year through five years	1,229	1,236	1,250	1,264
Due after five years through 10 years	100	101	100	100
Total	$1,632	$1,642	$1,656	$1,671

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2014.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of $856, ($45) and ($85) for the years ended December 31, 2014, 2013 and 2012, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($550), ($234) and ($674) for the years ended December 31, 2014, 2013 and 2012, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 17 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains of $138, $1,344 and $1,025 for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.4 years, as of December 31, 2014, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2014 and 2013, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	December 31, 2014		December 31, 2013
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$98,688		$56,311
Securities Purchased Under Agreements to Resell	7,669	$7,671	19,134	$19,112
Total Assets	$106,357		$75,445
Liabilities
Securities Sold Under Agreements to Repurchase	$(106,499)	$(106,632)	$(75,563)	$(75,708)
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
The Company also has investments in G5 ǀ Evercore and ABS, which are voting interest entities. The Company's investment in Pan became a VIE and was subsequently sold in December 2013. The Company’s share of earnings (losses) on its investments in G5 ǀ Evercore, ABS and Pan (prior to its consolidation on March 15, 2013) are included within Income from Equity Method Investments on the Consolidated Statements of Operations.
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
On December 31, 2014, ECP II was terminated. The Company's investment at December 31, 2014 of $4,043 is comprised of remaining interest in the general partner, including $3,787 in cash ($3,000 of which was received by the Company in January 2015), $78 in cash escrow balances, $67 in a seller note and $111 in securities.
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At December 31, 2014, unfunded commitments of EMP III were $4,691, including $436 due from the Company.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

A summary of the Company’s investment in the private equity funds as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
ECP II	$4,043	$3,251
Discovery Fund	2,867	5,015
EMCP II	12,630	11,125
EMCP III	7,272	3,852
CSI Capital	3,030	3,248
Trilantic IV	3,798	4,356
Trilantic V	2,911	1,532
Total Private Equity Funds	$36,551	$32,379
Net realized and unrealized gains (losses) on private equity fund investments were $7,858, $8,060 and ($206) for the years ended December 31, 2014, 2013 and 2012, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2014, the Company had no previously received carried interest that may be subject to repayment.
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
In 2013, EMP III amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51," and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, consolidating as a VIE had no impact on the assets and liabilities of the Company. The Company consolidated EMP III assets of $7,327 and liabilities of $75 at December 31, 2014 and assets of $4,287 and liabilities of $32 at December 31, 2013, in the Company's Consolidated Statements of Financial Condition. The assets retained by EMP III are for the benefit of the interest holders of EMP III and the liabilities are generally non-recourse to the Company.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A LP Units having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During 2014, $689 of this investment was allocated to Trilantic Fund V. During 2013, $825 and $29 of this investment was allocated to Trilantic Fund V and Trilantic Fund IV, respectively. From 2010 to 2012, $1,091 of this investment was allocated to Trilantic Fund IV. This investment had a balance of $13,455 and $14,145 as of December 31, 2014 and 2013, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $3,574 was unfunded at December 31, 2014. The Company and Trilantic anticipate that the Company will participate in the

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

successor funds to Trilantic Fund V. The Company further anticipates that participation in successor funds will be at amounts comparable to those of Trilantic Fund V.
Equity Method Investments
A summary of the Company’s other investments accounted for under the equity method of accounting as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
G5 ǀ Evercore	$32,756	$20,001
ABS	43,825	47,559
Total	$76,581	$67,560
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
At December 31, 2014, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings (losses) of ($48), $2,126 and $1,368 for the years ended December 31, 2014, 2013 and 2012, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At December 31, 2014, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $5,228, $6,255 and $3,394 for the years ended December 31, 2014, 2013 and 2012, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Pan
In 2008, the Company made an investment accounted for under the equity method of accounting of $4,158 in Pan. This investment resulted in earnings (losses) of ($55) and $90 for the years ended December 31, 2013 and 2012, included within Income from Equity Method Investments on the Consolidated Statement of Operations. The Company consolidated its investment in Pan on March 15, 2013 and subsequently sold its investment on December 3, 2013. See Note 4 for further information.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $2,586, $2,586 and $2,696 for the years ended December 31, 2014, 2013 and 2012, respectively.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at December 31, 2014 and 2013 are based on quoted market prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$34,343	$—	$34,343
Securities Investments (1)	5,550	1,642	—	7,192
Mutual Funds	5,702	—	—	5,702
Financial Instruments Owned and Pledged as Collateral at Fair Value	98,688	—	—	98,688
Total Assets Measured At Fair Value	$109,940	$35,985	$—	$145,925

	December 31, 2013
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$33,882	$—	$33,882
Securities Investments (1)	12,001	2,398	—	14,399
Mutual Funds	9,380	—	—	9,380
Financial Instruments Owned and Pledged as Collateral at Fair Value	56,311	—	—	56,311
Total Assets Measured At Fair Value	$77,692	$36,280	$—	$113,972

(1)
Includes $9,252 and $14,254 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2014 and 2013, respectively.

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
The Company had no transfers between fair value levels during the years ended December 31, 2014 or 2013.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Statements of Financial Condition, are listed in the tables below.

		December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$342,908	$342,908	$—	$—	$342,908
Securities Purchased Under Agreements to Resell	7,669	—	7,669	—	7,669
Accounts Receivable	136,280	—	136,280	—	136,280
Receivable from Employees and Related Parties	17,327	—	17,327	—	17,327
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,104	$—	$37,104	$—	$37,104
Securities Sold Under Agreements to Repurchase	106,499	—	106,499	—	106,499
Payable to Employees and Related Parties	18,875	—	18,875	—	18,875
Notes Payable	105,226	—	131,340	—	131,340
Subordinated Borrowings	22,550	—	22,550	—	22,550

		December 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$284,199	$284,199	$—	$—	$284,199
Securities Purchased Under Agreements to Resell	19,134	—	19,134	—	19,134
Accounts Receivable	83,347	—	83,347	—	83,347
Receivable from Employees and Related Parties	9,233	—	9,233	—	9,233
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$18,365	$—	$18,365	$—	$18,365
Securities Sold Under Agreements to Repurchase	75,563	—	75,563	—	75,563
Payable to Employees and Related Parties	19,524	—	19,524	—	19,524
Notes Payable	103,226	—	127,425	—	127,425
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities:
The fair value of the Company’s Notes Payable is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.
The carrying amount reported on the Consolidated Statement of Financial Condition for Subordinated Borrowings approximates fair value as of December 31, 2014.
The carrying amounts reported on the Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivables from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payables to Employees and

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Related Parties and Assets Segregated for Bank Regulatory Requirements approximate fair value due to the short-term nature of these items.
Note 11 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2014	2013
Furniture and Office Equipment	$14,678	$9,366
Leasehold Improvements	45,489	32,719
Computer and Computer-related Equipment	16,340	11,739
Total	76,507	53,824
Less: Accumulated Depreciation and Amortization	(33,980)	(25,992)
Furniture, Equipment and Leasehold Improvements, Net	$42,527	$27,832
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $8,256, $6,543 and $5,962 for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 12 – Notes Payable, Warrants and Subordinated Borrowings
On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of Senior Notes, due 2020 with a 5.20% coupon, and warrants to purchase 5,455 Class A Shares at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Consolidated Statements of Financial Condition. The Senior Notes have an effective yield of 7.94%.
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
As of December 31, 2014, the Company had $22,550 in subordinated borrowings with an executive officer of the Company, due on October 31, 2019. These borrowings had a coupon of 5.5%, payable semi-annually.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2014, the future payments required on the Notes Payable and Subordinated Borrowings, including principal and interest were as follows:

2015	$7,450
2016	7,450
2017	7,450
2018	7,450
2019	29,798
Thereafter	126,240
Total	$185,838
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
The Company made no contributions for the years ended December 31, 2014, 2013 and 2012.
Evercore Europe Defined Contribution Benefit Plan – Evercore Partners Limited ("Evercore Europe") established the Evercore Partners Limited Group Personal Pension Plan (the “Evercore Europe Plan”), a defined contribution benefit plan, in November 2006 for Evercore Europe employees and members.
The Evercore Europe Plan, for employees starting between November 2006 and July 2011, has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue, the Inland Revenue Service in the United Kingdom. Evercore Europe employees must have elected to participate in the plan prior to July 2011, and Evercore Europe has a minimum annualized contribution of 15% to 50% of an employee’s salary for all the employees who participated, depending on the respective employee’s level within the Company.  These employees are also eligible to contribute up to 10% of their salary to the Evercore Europe Plan and under the terms of the Evercore Europe Plan, if an employee contributes a minimum of 7.5% to 10% of their salary to the plan, Evercore Europe must make a matching contribution of 5% to 10% of the employee’s salary depending on the employee’s level within the Company.

The Evercore Europe Plan, for employees starting after July 2011, has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue, the Inland Revenue Service in the United Kingdom.  Evercore Europe has a minimum annualized contribution of 17.5% of an employee’s salary.  Employees are also eligible to contribute a percentage of their salary to the Evercore Europe Plan; however, any contribution made does not entitle them to a matching contribution from Evercore Europe.
For employees of International Strategy & Investment (UK) Ltd., a personal pension plan is available for all employees to contribute a percentage of their salary. The Company does not contribute to this plan.
The Company made contributions to the Evercore Europe Plan for the years ended December 31, 2014, 2013 and 2012 totaling $4,167, $3,632 and $3,360, respectively.
Note 14 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on February 2, 2015, a quarterly cash dividend of $0.28 per share, to the holders of Class A Shares as of February 27, 2015, which will be paid on March 13, 2015. During the year ended December 31, 2014, the Company declared and paid dividends of $1.03 per share, totaling $38,754. During the year ended December 31, 2013, the Company declared and paid dividends of $0.91 per share, totaling $30,090.
Treasury Stock – During the year ended December 31, 2014, the Company purchased 1,661 Class A Shares primarily from employees at values ranging from $45.82 to $61.82 per share, primarily for the net settlement of stock-based compensation awards, and 1,046 Class A Shares at market values ranging from $47.99 to $55.00 per share pursuant to the

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $142,850 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2014. During the year ended December 31, 2014, the Company issued 131 Class A Shares from treasury stock as an earnout payment to certain G5 ǀ Evercore employees and 119 Class A Shares to certain EWM employees in exchange for their noncontrolling interest in EWM. The result of these issuances was a decrease in Treasury Stock of $8,101 on the Company's Consolidated Statement of Financial Condition as of December 31, 2014. During 2013, the Company purchased 983 Class A Shares primarily from employees at values ranging from $22.24 to $55.12 per share primarily for the net settlement of stock-based compensation awards and 1,298 Class A Shares at market values ranging from $36.00 to $41.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $87,620 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2013. During 2013, the Company issued 39 Class A Shares from treasury stock as payment of contingent consideration in connection with the MJC Associates Agreement and 3 Class A Shares to a former employee. The result of these issuances was a decrease in Treasury stock of $1,194 on the Company's Consolidated Statement of Financial Condition as of December 31, 2013.
LP Units – During the year ended December 31, 2014, 1,421 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $14 and $16,254, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2014. See Note 4 for further information on the LP Units. During 2013, 2,913 LP Units were exchanged for Class A Shares (including 983 LP Units which were exchanged on December 31, 2012, where settlement did not occur until January 2013), resulting in an increase to Common Stock and Additional Paid-In-Capital of $29 and $20,222, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2013.

The above transactions, which increased the Company’s ownership in Evercore LP and resulted in a step-up in the tax basis of the assets of Evercore LP, increased Additional Paid-In-Capital by $981 and $7,178 on the Company’s Consolidated Statements of Financial Condition as of December 31, 2014 and 2013, respectively.

In 2013, the Company purchased 185 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $5,893 and a net increase to Additional Paid-In-Capital of $1,586, inclusive of the step-up in tax basis for the assets of Evercore LP, on the Company's Consolidated Statement of Financial Condition as of December 31, 2013.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2014, Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,096) and ($16,291), respectively.
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
Note 15 – Noncontrolling Interest
Noncontrolling Interest recorded in the consolidated financial statements of the Company relates to a 16% interest in Evercore LP, a 28% interest in ECB, a 38% interest in EWM, a 34% equity interest in Atalanta Sosnoff Capital LLC ("Atalanta Sosnoff"), a 31% interest in PCA, a 38% interest in Institutional Equities ("IE") through October 31, 2014, a 14% interest in Evercore Trust Company, N.A. ("ETC") through the second quarter of 2013, a 32% interest in Pan through December 3, 2013 and other private equity partnerships. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Consolidated Statements of Operations. The Noncontrolling Interest for Evercore LP, EWM, Atalanta Sosnoff and PCA have rights, in certain circumstances, to convert into Class A Shares.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Beginning balance	$60,577	$62,243	$58,162

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	20,497	18,760	10,590
Other comprehensive income (loss)	(2,608)	(228)	1,269
Total comprehensive income	17,889	18,532	11,859

Evercore LP Units Converted into Class A Shares	(11,686)	(21,414)	(9,867)
Amortization and Vesting of LP Units	3,593	20,365	21,697
Issuance of Noncontrolling Interest for Acquisitions and Investments	72,344	—	—

Other Items:
Distributions to Noncontrolling Interests	(10,655)	(18,950)	(16,528)
Fair value of Noncontrolling Interest in Pan	—	309	—
Net Reclassification to/from Redeemable Noncontrolling Interest	27,477	—	(3,606)
Other Issuance of Noncontrolling Interest	2,449	4,021	469
Purchase of Noncontrolling Interest in ETC	—	(4,529)	—
Other, net	(1,036)	—	57
Total other items	18,235	(19,149)	(19,608)

Ending balance	$160,952	$60,577	$62,243
Net Income (Loss) Attributable to Noncontrolling Interest related to Pan from Discontinued Operations was ($1,185) for the year ended December 31, 2013.
Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($981), ($180) and $117 for the years ended December 31, 2014, 2013 and 2012, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($1,627), ($48) and $1,152 for the years ended December 31, 2014, 2013 and 2012, respectively.
In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $4,014 and $4,283 within Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition at December 31, 2014 and 2013, respectively. Changes in the fair value of these redeemable noncontrolling interests resulted in an increase (decrease) to Additional Paid-in Capital of $269 and ($286) for the years ended December 31, 2014 and 2013, respectively.
On May 22, 2014, the Company purchased 3 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for 119 Class A Shares and 11 Class A LP Units of the Company, at a fair value of $7,100. This transaction resulted in an increase in the Company's ownership in EWM to 62%. In conjunction with this purchase, the Company amended the Amended and Restated Limited Liability Company Agreement of EWM. Per the amended agreement, the holders of certain EWM interests no longer have the option to redeem these capital interests for cash upon the event of the death or disability of the holder. Accordingly, the value of these interests had been reclassified from Redeemable Noncontrolling Interest to Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014. The above transactions had the effect of reducing Redeemable Noncontrolling Interest and Treasury Stock by $34,577 and $3,856, respectively, and increasing Noncontrolling Interest and Additional Paid-in Capital by $27,477 and $3,244, respectively, at June 30, 2014. These interests were previously reflected at their fair value of $32,523 within

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition at December 31, 2013. Changes in the fair value of these redeemable noncontrolling interested resulted in a decrease to Additional Paid-in Capital of $4,116 and $3,123 for the years ended December 31, 2014 and 2013, respectively.
As discussed in Note 4, the value of the Class E LP Units exchanged as consideration for the Company's acquisition of the operating businesses of ISI, as well as the value of Class E LP Units exchanged for the interest in its Institutional Equities business it did not own, resulted in an increase to Noncontrolling Interest of $68,835 as of December 31, 2014. Further, the purchase of the remaining noncontrolling interest in the Institutional Equities business, including the portion exchanged for cash, resulted in a reduction of Additional Paid-in Capital of $17,307 for the year ended December 31, 2014. Further, as discussed in Note 4, the Company's acquisition of a small advisory boutique firm resulted in an increase in Noncontrolling Interest of $3,509 as of December 31, 2014.
In addition, Noncontrolling Interest was reduced and Additional Paid-in Capital was increased by the net effect of $1,124 as of December 31, 2014, reflecting other adjustments resulting from changes in ownership in the Company's subsidiaries.
During 2013, the Company had an issuance of noncontrolling interest related to EMP III. See Note 9 for further information.
During 2013, the Company purchased, at fair value, all of the noncontrolling interest in ETC for $7,890. This purchase was settled on July 19, 2013. The purchase of this noncontrolling interest resulted in a decrease to Additional Paid-in Capital of $3,362 for the year ended December 31, 2013.
In February 2010, Evercore LP issued 500 Class A LP Units to Trilantic. The original terms were such that at December 31, 2014, at the option of the holder, these Class A LP Units were exchangeable on a one-for-one basis for Class A Shares or may be redeemed for cash of $16,500. Accordingly, this value was being accreted to the minimum redemption value of $16,500 over the five-year period ending December 31, 2014. Accretion was $68 and $84 for the years ended December 31, 2013 and 2012, respectively. In October of 2013, the Board of Directors of the Company agreed to release the transfer restrictions associated with these Class A LP Units and the holders of these units exchanged them into Class A Shares. See Note 14 for a further discussion of exchanges of LP Units for Class A Shares of the Company.
Note 16 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the years ended December 31, 2014, 2013 and 2012 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2014	2013	2012
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc.	$86,874	$54,867	$28,889
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 15)	—	(68)	(84)
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	86,874	54,799	28,805
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(1,605)	—
Net income attributable to Evercore Partners Inc. common shareholders	$86,874	$53,194	$28,805
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	35,827	32,208	29,275
Basic net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$2.42	$1.70	$0.98
Basic net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(0.05)	—
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$2.42	$1.65	$0.98
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	$86,874	$54,799	$28,805
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)
Diluted net income from continuing operations attributable to Evercore Partners Inc. common shareholders	86,874	54,799	28,805
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(1,605)	—
Diluted net income attributable to Evercore Partners Inc. common shareholders	$86,874	$53,194	$28,805
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	35,827	32,208	29,275
Assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,723	3,585	2,386
Shares that are contingently issuable (b)	88	—	—
Assumed conversion of Warrants issued	3,205	2,688	887
Diluted weighted average shares of Class A common stock outstanding	41,843	38,481	32,548
Diluted net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$2.08	$1.42	$0.89
Diluted net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	(0.04)	—
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$2.08	$1.38	$0.89

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one for one basis. During the years ended December 31, 2014, 2013 and 2012, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 5,161, 6,433 and 8,695 for the years ended

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

December 31, 2014, 2013 and 2012, respectively. The adjustment to the numerator, Diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $12,912, $12,804 and $8,135 for the years ended December 31, 2014, 2013 and 2012, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, all unvested Class A LP Units (as of December 31, 2013 all Class A LP Units were fully vested) after applying the treasury stock method are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

(b)
At December 31, 2014, the Company has outstanding Evercore LP G and H Interests which are contingently exchangeable into Class A shares, subject to certain performance thresholds being achieved. See Note 17 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, the Company’s Class G and H LP Interests will be included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that will be included in diluted weighted average Class A shares outstanding will be based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. For the year ended December 31, 2014, none of these interests were assumed to be converted for purposes of computing diluted EPS.

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
Note 17 – Share-Based and Other Deferred Compensation
LP Units
Class A
At the time of the Company’s formation and IPO, collectively referred to as the reorganization (“Reorganization”), Members and certain trusts benefiting certain of their families received 13,548 vested and 9,589 unvested Class A LP Units. The Class A LP Units are exchangeable into Class A Shares of the Company on a one-for-one basis once vested.
The unvested Class A LP Units vested ratably on December 31, 2011, 2012 and 2013 so long as the equity holder remained employed with Evercore Partners Inc., Evercore LP or their affiliates on such dates. The Class A LP Units were all fully vested as of December 31, 2013. The Company expensed the fair value of the awards, prospectively, over the service period. Expense related to the amortization of these Class A LP Units was $20,063 and $20,971 for the years ended December 31, 2013 and 2012, respectively.
Acquisition-related
Equities business - In conjunction with the acquisition of the operating businesses of ISI, the Company issued Evercore LP interests which will be treated as compensation going forward, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that were unvested and will vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested, subject to continued employment with the Company. The units will become exchangeable into Class A common shares of the Company subject to certain liquidated damages and continued employment provisions.
The Company also issued 538 vested and 540 unvested Class G LP Interests, which will vest ratably on February 15, 2016, 2017 and 2018, and 2,044 vested and 2,051 unvested Class H LP Interests, which will vest ratably on February 15, 2018, 2019 and 2020. The Company’s vested Class G and Class H LP Interests will become exchangeable into Class A common shares of the Company subject to the achievement of certain performance targets. The Company’s vested Class G Interests will become exchangeable in February 2016, 2017 and 2018 if certain earnings before interest and taxes (“EBIT”) margin thresholds are achieved for the calendar year preceding the date the interests become exchangeable. The Company’s vested Class H Interests will become exchangeable February 2018, 2019 and 2020 if certain average EBIT and EBIT margin thresholds are achieved for the three calendar years preceding the date the interests become exchangeable.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2014, the Company determined that the achievement of the above performance thresholds associated with the Class G and H Interests was not probable. Accordingly, no expense was recorded for the year ended December 31, 2014 for the Class G and H Interests.
The following tables summarize activity related to the Acquisition-related Awards for the Company's equities business during the year ended December 31, 2014. In these tables, awards whose performance conditions have not yet been achieved are reflected as unvested:

	Class E LP Units
	Number of Units	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2014	—	$—
Granted	1,174	60,012
Modified	(1)	(35)
Forfeited	—	—
Vested/Performance Achieved	—	—
Unvested Balance at December 31, 2014	1,173	$59,977

	Class G LP Interests		Class H LP Interests
	Number of Interests	Grant Date Weighted Average Fair Value	Number of Interests	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2014	—	$—	—	$—
Granted	1,078	55,792	4,095	212,005
Modified	(1)	(54)	(4)	(204)
Forfeited	—	—	—	—
Vested/Performance Achieved	—	—	—	—
Unvested Balance at December 31, 2014	1,077	$55,738	4,091	$211,801
Compensation expense related to Acquisition-related Awards for the Company's equities business was $3,399 for the year ended December 31, 2014. As of December 31, 2014, the total compensation cost not yet recognized related to these Acquisition-related Awards, including awards which are subject to performance conditions, was $316,456. The weighted-average period over which this compensation cost is expected to be recognized is 49 months.
Other Acquisition Related
Lexicon - During 2011, in connection with the acquisition of The Lexicon Partnership LLP ("Lexicon"), the Company committed to issue 1,883 restricted Class A Shares, including dividend equivalent units, (“Acquisition-related Awards”) and deferred cash consideration. Compensation expense related to the Acquisition-related Awards and deferred cash consideration was $5,255 and $1,626, respectively, for the year ended December 31, 2014, $10,960 and $3,937, respectively, for the year ended December 31, 2013, and $18,749 and $7,216, respectively, for the year ended December 31, 2012.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The following table summarizes activity related to Lexicon Acquisition-related Awards during the year ended December 31, 2014:

	Lexicon Acquisition-related Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2014	1,127	$26,164
Granted	13	726
Modified	—	—
Forfeited	—	—
Vested	(680)	(16,242)
Unvested Balance at December 31, 2014	460	$10,648
As of December 31, 2014, the total compensation cost related to unvested Acquisition-related Awards and deferred cash consideration not yet recognized was $1,572. The weighted-average period over which this compensation cost is expected to be recognized is 6 months.
In addition, certain Lexicon employees received deferred compensation of $1,892, which vests over two years. Compensation expense related to these awards was $211 and $875 for the years ended December 31, 2013 and 2012, respectively.
In February 2015, the Company agreed to release the transfer restrictions on £3,190 in deferred cash consideration paid and 531 shares granted in connection with the acquisition of Lexicon, in each case which vested on June 30, 2014 and would otherwise become freely transferable on June 30, 2015.
2006 Stock Incentive Plan
In 2006 the Company’s stockholders and board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company’s Class A Shares. The total number of Class A Shares which may be issued under the 2006 Plan is 20,000 and the Company intends to use newly-issued Class A Shares to satisfy any awards under the 2006 Plan. Class A Shares underlying any award granted under the 2006 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the 2006 Plan. During the second quarter of 2013, the Company's stockholders approved the amended and restated 2006 Evercore Partners Inc. Stock Incentive Plan. The amended and restated plan, among other things, authorizes an additional 5,000 shares of the Company's Class A Shares. The total shares available to be granted in the future under the 2006 Plan were 5,392 and 7,323 as of December 31, 2014 and 2013, respectively.
The Company also grants dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A Shares, on all unvested RSU grants awarded in conjunction with annual bonuses as well as new hire awards granted after April 2012. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
The Company had 224 RSUs which were fully vested but not delivered as of December 31, 2014.
Deferred Cash Program
During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio. The Company awarded deferred cash compensation of $3,926 and $9,153, during the first quarters of 2012 and 2011, respectively, which will vest ratably over four years and require payment upon vesting. Compensation expense related to this deferred compensation program was $3,683, $3,804 and $4,210 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the total compensation cost related to the deferred compensation program not yet recognized was $949. The weighted-average period over which this compensation cost is expected to be recognized is 3 months.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Long-term Incentive Plan
During the third quarter of 2013, the Board of Directors of the Company approved the Long-term Incentive Plan, which provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A Shares, at the Company's discretion, in the two years following the performance period, to Senior Managing Directors employed by the Company at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $5,700 and $1,584 for the years ended December 31, 2014 and 2013, respectively.
Equity Grants
2014 Equity Grants. During 2014, pursuant to the 2006 Plan, the Company granted employees 2,071 RSUs that are Service-based Awards. Service-based Awards granted during 2014 had grant date fair values of $46.59 to $58.67 per share. During 2014, 3,245 Service-based Awards vested and 158 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $90,597 for the year ended December 31, 2014.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2014:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2014	6,680	$181,602
Granted	2,071	111,766
Modified	—	—
Forfeited	(158)	(5,596)
Vested	(3,245)	(79,140)
Unvested Balance at December 31, 2014	5,348	$208,632
As of December 31, 2014, the total compensation cost related to unvested Service-based Awards, excluding Acquisition-related Awards, not yet recognized was $121,771. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 13 months.
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
Other
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $13,851 and $7,433 for the years

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

ended December 31, 2014 and 2013, respectively. The remaining unamortized amount of these awards was $23,869 as of December 31, 2014.
During the fourth quarter of 2013, the Board of Directors of the Company agreed to release the transfer restrictions associated with 1,267 Class A LP Units and 610 Restricted Class A Shares held by certain employees of the Company.
The total income tax benefit related to share-based compensation arrangements recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 was $34,375, $29,497 and $26,773, respectively.
During the first quarter of 2015, as part of the 2014 bonus awards, the Company granted to certain employees approximately 2,200 unvested RSUs pursuant to the 2006 Plan. These awards will generally vest over four years. In addition, during the first quarter of 2015, the Company granted approximately $7,400 of deferred cash to certain employees, a portion of which is subject to claw-back provisions.
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $5,671, $4,834 and $7,273 for the years ended December 31, 2014, 2013 and 2012, respectively. In conjunction with these arrangements, the Company distributed cash payments of $3,415, $3,314 and $5,135 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also granted separation benefits to certain employees, resulting in expense included in Special Charges of approximately $3,372 for the year ended December 31, 2014. In conjunction with these arrangements, the Company distributed cash payments of $238 for the year ended December 31, 2014. See Note 5 for further information.
Note 18 – Commitments and Contingencies
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $27,375, $23,905 and $22,714 for the years ended December 31, 2014, 2013 and 2012, respectively.
During 2014, the Company entered into lease agreements, which expire on various dates through 2023, with annual base rental payments of approximately $3,100. In connection with the Company's acquisition of ISI, the Company's annual base rental payments will increase approximately $3,700.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $3,308 and $3,660, which are secured by cash and included in Other Assets on the Company’s Consolidated Statements of Financial Condition as of December 31, 2014 and 2013, respectively.
The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $1,640, $1,049 and $627 for the years ended December 31, 2014, 2013 and 2012, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Consolidated Statements of Operations.
As of December 31, 2014, the approximate aggregate minimum future payments required on the operating leases are as follows:

2015	$26,915
2016	28,098
2017	25,299
2018	24,263
2019	23,491
Thereafter	64,506
Total	$192,572
Other Commitments – As of December 31, 2014, the Company had unfunded commitments for capital contributions of $8,711 to private equity funds. These commitments will be funded as required through the end of each private equity fund’s

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $10,179 and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant draw downs on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
As of December 31, 2014, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $202,081. The Company expects to pay to the counterparties to the Tax Receivable Agreements $10,828 within one year or less, $22,424 in one to three years, $23,967 in three to five years and $144,862 after five years.
On February 11, 2010, the Company announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic and to collaborate on the future growth of Trilantic’s business. See Note 9 for further information.
The Company also has additional commitments related to its redeemable noncontrolling interests. See Note 15 for further information.
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At December 31, 2014, the Company had one remaining commitment for contingent consideration, related to its acquisition of Protego in 2006. Under the terms of the acquisition agreement, the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. During 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of December 31, 2014, the Company recorded Goodwill of $1,979 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $2,867 at December 31, 2014. See Note 9 for further information.
In 2014, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $50,000, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bear interest at the prime rate and the maturity date is June 27, 2015. During 2014, the Company made three drawings of $25,000 on this facility, each of which was repaid as of December 31, 2014. On February 5, 2015, the Company drew down $45,000.
On October 31, 2014, the Company closed on its acquisition of the operating businesses of ISI. Following the closing of the transactions, the Company combined ISI's business with the Company's existing Institutional Equities business within the Investment Banking segment. See Note 4 for further information related to our commitment in this transaction.
Contingencies
In the normal course of business, from time to time the Company and its affiliates are involved in other judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

In January 2015, Donna Marie Coburn filed a proposed class action complaint against ETC in the U.S. District Court for the District of Columbia, in which she purports to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present.  The complaint alleges that ETC  breached its fiduciary duties under the Employee Retirement Income Security Act by causing the plan to invest in J.C. Penney stock during that period and claims the plan suffered losses of approximately $300 million due to declines in J.C. Penney stock.  The plaintiff seeks the recovery of alleged plan losses, attorneys’ fees, other costs, and other injunctive and equitable relief.  The Company believes that it has meritorious defenses against these claims and intends to vigorously defend against them. ETC is indemnified by J.C. Penney for reasonable attorneys’ fees and other legal expenses, which would be refunded to J.C. Penney should ETC not prevail.
Note 19 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Beginning in the second quarter of 2013, the Company made the election to compute its minimum net capital requirement in accordance with the Alternative Net Capital Requirement, as permitted by Rule 15c3-1. Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of December 31, 2014 and 2013 was $74,080 and $30,480, respectively, which exceeded the minimum net capital requirement by $73,830 and $30,230, respectively.
ISI L.L.C. is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the Alternative Net Capital Requirement, ISI L.L.C.'s minimum net capital requirement is $250. ISI L.L.C.’s regulatory net capital as of December 31, 2014 was $7,548, which exceeded the minimum net capital requirement by $7,298.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2014.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of December 31, 2014.
Note 20 – Income Taxes
As a result of the Reorganization, the operating business entities of the Company were restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2014 and 2013 were $2,515 and $4,713, respectively.
The following table presents the U.S. and non-U.S. components of Income before income tax expense:

	For the Years Ended December 31,
	2014	2013	2012
U.S.	$124,747	$89,821	$45,226
Non-U.S.	30,883	28,735	14,571
Income before Income Tax Expense (a)	$155,630	$118,556	$59,797

(a)	From continuing operations, net of Noncontrolling Interest from continuing operations.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The components of the provision for income taxes from continuing operations reflected on the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 consist of:

	For the Years Ended December 31,
	2014	2013	2012
Current:
Federal	$33,814	$24,607	$24,956
Foreign	10,513	11,982	6,007
State and Local	10,114	7,541	7,912
Total Current	54,441	44,130	38,875
Deferred:
Federal	15,104	5,992	(2,458)
Foreign	(3,080)	4,733	(4,756)
State and Local	2,291	8,834	(753)
Total Deferred	14,315	19,559	(7,967)
Total	$68,756	$63,689	$30,908
A reconciliation between the federal statutory income tax rate from continuing operations and the Company’s effective income tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Increase Due to State and Local Taxes	6.0%	5.3%	6.8%
Rate Benefits as a Limited Liability Company/Flow Through	(4.2)%	(7.0)%	(6.9)%
Foreign Taxes	0.4%	3.2%	2.2%
Non-Deductible Expenses (1)	1.1%	3.4%	9.4%
Valuation Allowances	0.9%	—%	(2.0)%
Write Down of Deferred Tax Asset	—%	6.8%	1.6%
Other Adjustments	(0.2)%	(0.7)%	(2.2)%
Effective Income Tax Rate	39.0%	46.0%	43.9%

(1)	Primarily related to non-deductible share-based compensation expense.
Undistributed earnings of certain foreign subsidiaries totaled approximately $4,719 as of December 31, 2014. Deferred taxes have not been provided on the undistributed earnings of certain foreign subsidiaries, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. As of December 31, 2014, unrecognized net deferred tax liability attributable to those reinvested earnings would have aggregated approximately $1,437. In the event that such amounts were ever remitted, loaned to the Company, or if the stock in the foreign subsidiary was sold, these earnings could become subject to U.S. Federal tax and an income tax provision, if any, would be recognized at that time.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Current Deferred Tax Assets:
Step up in tax basis due to the exchange of LP Units for Class A Shares	$13,096	$11,271
Total Current Deferred Tax Asset	$13,096	$11,271
Long-term Deferred Tax Assets:
Depreciation and Amortization	$25,978	$20,604
Compensation and Benefits	32,535	31,735
Step up in tax basis due to the exchange of LP Units for Class A Shares	208,970	192,811
Other	27,419	21,396
Total Long-term Deferred Tax Assets	$294,902	$266,546
Long-term Deferred Tax Liabilities:
Goodwill, Intangible Assets and Other	$27,396	$14,933
Total Long-term Deferred Tax Liabilities	$27,396	$14,933
Net Long-term Deferred Tax Assets Before Valuation Allowance	$267,506	$251,613
Valuation Allowance	(1,605)	—
Net Long-term Deferred Tax Assets	$265,901	$251,613
The increase in net deferred tax assets from December 31, 2013 to December 31, 2014 was primarily attributable to an increase in the tax basis of the tangible and intangible assets of Evercore LP, which resulted from the 2014 LP Unit exchanges. During 2014, the LP holders exchanged 1,162 Class A LP Units for Class A Shares, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. Further, the exchange of 1,162 of such Class A LP Units triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $31,200, $26,520 and $4,680, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2014. See Note 14 for further discussion.
Additionally, the increase in net deferred tax assets from December 31, 2013 to December 31, 2014 was also attributable to an increase of $5,374 related to the depreciation of fixed assets and amortization of intangible assets.
There was a net increase of $12,463 in the deferred tax liabilities from December 31, 2013 to December 31, 2014, primarily related to the identified intangible assets acquired in the ISI acquisition. The acquisition was structured as a tax-free exchange under Internal Revenue Code Section 721 and therefore no tax basis step-up was reported in the acquired assets.
The Company reported an increase in deferred tax assets of $1,072 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $5,129 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2014. The Company reported an increase in deferred tax assets of $182 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $307 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2013.
The Company’s net operating loss and tax credit carryforwards primarily relate to loss carryforwards from the UK, which were fully utilized at December 31, 2014. The Company's affiliates generated approximately $5,054 of NYC unincorporated business tax credit carryforwards, which are set to expire in 2017. Management has weighed both the positive and negative evidence and determined that it was appropriate to establish a valuation allowance of $1,605 on the amount of credits that are not expected to be realized.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

A reconciliation of the changes in tax positions for the years ended December 31, 2014, 2013 and 2012 is as follows:

	December 31,
	2014	2013	2012
Beginning unrecognized tax benefit	$624	$98	$1,109
Additions for tax positions of prior years	276	526	—
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	(98)	—	(1,011)
Decrease due to settlement with Taxing Authority	(802)	—	—
Ending unrecognized tax benefit	$—	$624	$98
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company recognized $191 of interest and penalties during the year ended December 31, 2014, prior to the settlement of the NYC UBT audit. The Company has $229 accrued for the payment of interest and penalties as of December 31, 2014, prior to the settlement of the audit. The Company recognized $166 of interest and penalties during the year ended December 31, 2013. The Company has $215 accrued for the payment of interest and penalties as of December 31, 2013.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company’s tax years for 2011 to present are subject to examination by the taxing authorities. The Company is currently under examination by New York City for tax years 2011 through 2013. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2011.
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
Credit Risks
The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured (“FDIC”) limits or enter into sweep arrangements where banks will periodically transfer a portion of the Company's excess cash position to a money market fund. However, the Company believes that it is not exposed to significant credit risk due to the financial position of the depository institutions or investment vehicles in which those deposits are held.
As of December 31, 2014, the Company has securities purchased under agreements to resell of $7,669 for which the Company has received collateral with a fair value of $7,671. Additionally, the Company has securities sold under agreements to repurchase of $106,499, for which the Company has pledged collateral with a fair value of $106,632. The Company has established risk management procedures to monitor the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for bad debts to provide coverage for probable losses from customer receivables and derives the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. At December 31, 2014 and 2013 total receivables amounted to $136,280 and $83,347, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $1,027, $2,099 and $1,803 for the years ended December 31, 2014, 2013 and 2012, respectively.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

With respect to the Company’s Marketable Securities portfolio, which is comprised of highly-rated corporate and municipal bonds, mutual funds and Seed Capital Investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2014, the Company had Marketable Securities of $37,985, of which 74% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+, and 26% were Seed Capital Investments and mutual funds.
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards, which include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. See Note 17 for further information.
Note 22 – Segment Operating Results
Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On October 31, 2014, the Company acquired the operating businesses of ISI, which is included in the Investment Banking segment. On December 3, 2013, the Company sold its investment in Pan and the results are presented within Discontinued Operations. The following segment information reflects the Company's results from its continuing operations.
The Company’s segment information for the years ended December 31, 2014, 2013 and 2012 is prepared using the following methodology:

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
Other Expenses include the following:

•
Amortization of LP Units and Certain Other Awards - Includes amortization costs associated with the modification and vesting of Class A LP Units and certain other awards, and the vesting of Class E LP Units issued in conjunction with the acquisition of ISI.

•	Other Acquisition Related Compensation Charges - Includes compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees.

•
Special Charges - Includes expenses primarily related to separation benefits and certain exit costs related to combining the equities business upon the ISI acquisition during 2014, a provision recorded in 2014 against contingent consideration due on the 2013 disposition of Pan, the write-off of intangible assets in 2013 from the Company’s acquisition of Morse, Williams and Company, Inc. and charges incurred in connection with exiting facilities in the UK in 2012.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.

•	Professional Fees - Includes professional fees associated with share-based awards resulting from an increase in share price, which is required upon change in employment status.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

•
Acquisition and Transition Costs - Includes professional fees for legal and other services incurred during 2014 related to the Company’s acquisition of all of the outstanding equity interests of the operating businesses of ISI.

The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
The following information presents each segment’s contribution.

	For the Years Ended December 31,
	2014	2013	2012
Investment Banking
Net Revenues (1)	$819,637	$670,785	$565,219
Operating Expenses	632,927	516,921	444,510
Other Expenses (2)	25,109	33,740	50,774
Operating Income	161,601	120,124	69,935
Income from Equity Method Investments	495	2,906	2,258
Pre-Tax Income from Continuing Operations	$162,096	$123,030	$72,193
Identifiable Segment Assets	$934,648	$693,890	$624,977
Investment Management
Net Revenues (1)	$96,221	$94,643	$77,154
Operating Expenses	86,547	81,885	78,876
Other Expenses (2)	328	2,707	2,678
Operating Income (Loss)	9,346	10,051	(4,400)
Income from Equity Method Investments	4,685	5,420	2,594
Pre-Tax Income (Loss) from Continuing Operations	$14,031	$15,471	$(1,806)
Identifiable Segment Assets	$511,908	$486,893	$520,241
Total
Net Revenues (1)	$915,858	$765,428	$642,373
Operating Expenses	719,474	598,806	523,386
Other Expenses (2)	25,437	36,447	53,452
Operating Income	170,947	130,175	65,535
Income from Equity Method Investments	5,180	8,326	4,852
Pre-Tax Income from Continuing Operations	$176,127	$138,501	$70,387
Identifiable Segment Assets	$1,446,556	$1,180,783	$1,145,218

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2014	2013	2012
Investment Banking (A)	$(1,722)	$3,979	$(3,019)
Investment Management (B)	(2,530)	(1,116)	(2,636)
Total Other Revenue, net	$(4,252)	$2,863	$(5,655)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Senior Notes of $4,470, $4,386 and $4,312 for the years ended December 31, 2014, 2013 and 2012, respectively, and changes in amounts due pursuant to the Company's tax receivable agreement of $5,524 for the year ended December 31, 2013.

(B)
Investment Management Other Revenue, net, includes interest expense on the Senior Notes of $3,770, $3,702 and $3,643 for the years ended December 31, 2014, 2013 and 2012, respectively, and changes in amounts due pursuant to the

Company's tax receivable agreement of $1,381 for the year ended December 31, 2013.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Years Ended December 31,
	2014	2013	2012
Investment Banking
Amortization of LP Units and Certain Other Awards	$3,399	$17,817	$18,601
Other Acquisition Related Compensation Charges	7,939	15,923	28,163
Special Charges	4,893	—	662
Intangible Asset and Other Amortization	2,494	—	3,348
Professional Fees	1,672	—	—
Acquisition and Transition Costs	4,712	—	—
Total Investment Banking	25,109	33,740	50,774
Investment Management
Amortization of LP Units and Certain Other Awards	—	2,209	2,350
Special Charges	—	170	—
Intangible Asset and Other Amortization	328	328	328
Total Investment Management	328	2,707	2,678
Total Other Expenses	$25,437	$36,447	$53,452
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Years Ended December 31,
	2014	2013	2012
Net Revenues: (1)
United States	$608,631	$532,615	$452,594
Europe and Other	248,815	145,267	151,261
Latin America	62,664	84,683	44,173
Total	$920,110	$762,565	$648,028
(1) Excludes Other Revenue and Interest Expense.
The Company’s total assets are located in the following geographical areas:

	For the Years Ended December 31,
	2014	2013
Total Assets:
United States	$1,099,363	$899,602
Europe and Other	160,934	131,847
Latin America	186,259	149,334
Total	$1,446,556	$1,180,783

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 23 – Evercore Partners Inc. (Parent Company Only) Financial Statements
EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2014	2013
ASSETS
Equity Investment in Subsidiary	$571,649	$531,380
Deferred Tax Asset	270,373	254,486
Other Assets	18,638	6,656
TOTAL ASSETS	$860,660	$792,522
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Payable to Related Party	$10,833	$8,881
Amounts Due Pursuant to Tax Receivable Agreement	191,253	175,771
Long-term Debt - Notes Payable	105,226	103,226
Other Liabilities	2,067	2,063
TOTAL LIABILITIES	309,379	289,941
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 46,414,240 and 40,772,434 issued at December 31, 2014 and 2013, respectively, and 36,255,124 and 33,069,534 outstanding at December 31, 2014 and 2013, respectively)	464	408
Class B, par value $0.01 per share (1,000,000 shares authorized, 27 and 42 issued and outstanding at December 31, 2014 and 2013, respectively)	—	—
Additional Paid-In-Capital	950,147	799,233
Accumulated Other Comprehensive Income (Loss)	(20,387)	(10,784)
Retained Earnings (Deficit)	(17,814)	(59,896)
Treasury Stock at Cost (10,159,116 and 7,702,900 shares at December 31, 2014 and 2013, respectively)	(361,129)	(226,380)
TOTAL STOCKHOLDERS' EQUITY	551,281	502,581
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$860,660	$792,522

See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
REVENUES
Interest Income	$8,341	$14,993	$7,955
TOTAL REVENUES	8,341	14,993	7,955
Interest Expense	8,341	8,088	7,955
NET REVENUES	—	6,905	—
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	—	6,905	—
Equity in Income of Subsidiary	141,612	87,317	53,229
Provision for Income Taxes	54,738	40,960	24,340
NET INCOME	$86,874	$53,262	$28,889
See notes A to E to parent company only financial statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$86,874	$53,262	$28,889
Undistributed Income of Subsidiary	(141,612)	(87,317)	(53,229)
Deferred Taxes	(15,887)	(28,745)	—
Accretion on Long-term Debt	2,000	1,851	1,711
(Increase) Decrease in Operating Assets:
Other Assets	3,255	(6,656)	14,310
Increase (Decrease) in Operating Liabilities:
Taxes Payable	—	11,872	11,872
Other Liabilities	—	1,706	(3,101)
Net Cash Provided by (Used in) Operating Activities	(65,370)	(54,027)	452
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	105,600	90,949	24,239
Net Cash Provided by Investing Activities	105,600	90,949	24,239
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Evercore LP Units	(1,476)	(6,832)	(395)
Dividends	(38,754)	(30,090)	(24,296)
Net Cash Provided by (Used in) Financing Activities	(40,230)	(36,922)	(24,691)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of Year	—	—	—
CASH AND CASH EQUIVALENTS—End of Year	$—	$—	$—
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
Note C – Stockholders’ Equity
The Company is authorized to issue 1,000,000 Class A Shares, par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2014, the Company has issued 46,414 Class A Shares. The Company canceled 15 shares of Class B common stock in exchange for $1.00, which were held by certain limited partners of Evercore LP during the twelve months ended December 31, 2014. During 2014, the Company purchased 1,661 Class A Shares primarily from employees at values ranging from $45.82 to $61.82 per share primarily for the net settlement of stock-based compensation awards and 1,046 Class A Shares at market values ranging from $47.99 to $55.00 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $142,850 on the Company’s Statement of Financial Condition as of December 31, 2014. During 2014, the Company issued 131 Class A Shares from treasury stock as an earnout payment to certain G5 ǀ Evercore employees and 119 Class A Shares to certain EWM employees in exchange for their noncontrolling interest in EWM. The result of these issuances was a decrease in Treasury stock of $8,101 on the Company's Statement of Financial Condition as of December 31, 2014. During the year ended December 31, 2014, the Company declared and paid dividends of $1.03 per share, totaling $38,754 which were wholly funded by the Company’s sole subsidiary, Evercore LP.
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
Note E – Commitments and Contingencies
As of December 31, 2014, as discussed in Note 12 to the consolidated financial statements, the Company estimates the contractual obligations related to the Senior Notes to be $157,440. Pursuant to the Senior Notes, we expect to make payments to the notes’ holder of $6,240 within one year or less, $12,480 in one to three years, $12,480 in three to five years and $126,240 after five years.
As of December 31, 2014, as discussed in Note 18 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $202,081. The company expects to pay to the counterparties to the Tax Receivable Agreement $10,828 within one year or less, $22,424 in one to three years, $23,967 in three to five years and $144,862 after five years.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

SUPPLEMENTAL FINANCIAL INFORMATION
(dollars in thousands, except per share data)
Consolidated Quarterly Results of Operations (unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31, 2014 and 2013. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. The amounts below reflect the reclassification of the historical results of Pan to Discontinued Operations.

	For the Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net Revenues	$321,888	$227,161	$217,696	$149,113
Total Expenses	254,036	187,815	174,661	128,399
Income Before Income from Equity Method Investments and Income Taxes	67,852	39,346	43,035	20,714
Income from Equity Method Investments	1,799	1,102	2,038	241
Income Before Income Taxes	69,651	40,448	45,073	20,955
Provision for Income Taxes	30,542	15,264	15,387	7,563
Net Income from Continuing Operations	39,109	25,184	29,686	13,392
Net Income (Loss) from Discontinued Operations	—	—	—	—
Net Income	39,109	25,184	29,686	13,392
Net Income Attributable to Noncontrolling Interest	11,377	875	5,421	2,824
Net Income Attributable to Evercore Partners Inc.	$27,732	$24,309	$24,265	$10,568
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.76	$0.67	$0.68	$0.30
From Discontinued Operations	—	—	—	—
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.76	$0.67	$0.68	$0.30
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.66	$0.58	$0.58	$0.25
From Discontinued Operations	—	—	—	—
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.66	$0.58	$0.58	$0.25
Dividends Declared Per Share of Class A Common Stock	$0.28	$0.25	$0.25	$0.25

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Net Revenues	$218,672	$187,328	$206,797	$152,631
Total Expenses	174,796	155,460	168,616	136,381
Income Before Income from Equity Method Investments and Income Taxes	43,876	31,868	38,181	16,250
Income from Equity Method Investments	5,993	562	1,015	756
Income Before Income Taxes	49,869	32,430	39,196	17,006
Provision for Income Taxes	26,474	12,350	17,130	7,735
Net Income from Continuing Operations	23,395	20,080	22,066	9,271
Net Income (Loss) from Discontinued Operations	(16)	(1,826)	(55)	(893)
Net Income	23,379	18,254	22,011	8,378
Net Income Attributable to Noncontrolling Interest	6,474	4,292	5,585	2,409
Net Income Attributable to Evercore Partners Inc.	$16,905	$13,962	$16,426	$5,969
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.51	$0.47	0.52	$0.20
From Discontinued Operations	—	(0.04)	—	(0.01)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.51	$0.43	$0.52	$0.19
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.42	$0.39	$0.44	$0.17
From Discontinued Operations	—	(0.03)	—	(0.01)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.42	$0.36	$0.44	$0.16
Dividends Declared Per Share of Class A Common Stock	$0.25	$0.22	$0.22	$0.22

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level except for the matter noted below in Management’s Report on Internal Control Over Financial Reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rules 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in “Internal Control - Integrated Framework” (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. The internal control over financial reporting of International Strategy & Investment ("ISI") was excluded from the evaluation of the Company's effectiveness of its disclosure controls and procedures as of December 31, 2014. ISI, for the period following the acquisition, represented approximately 5% of total assets, net revenues and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Except for the preceding matter, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2014.
The Company’s independent registered public accounting firm has issued its written attestation report on the Company’s internal control over financial reporting, as included below.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Evercore Partners Inc.:

We have audited the internal control over financial reporting of Evercore Partners Inc. and subsidiaries (the "Company") as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at International Strategy and Investment Group (“ISI”) which was acquired on October 31, 2014 and whose financial statements constitute approximately 5% of total assets, net revenues, and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at ISI. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 27, 2015

Changes in Internal Controls over Financial Reporting
We acquired ISI on October 31, 2014, and the addition of ISI's financial systems and processes included changes from our internal controls over financial reporting. There were no other changes in internal control over financial reporting during the fiscal fourth quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
The information contained in the sections captioned “Compensation of Our Named Executive Officers”, “Director Compensation” and “Compensation Committee Report” of the Proxy Statement is incorporated herein by reference.
Information regarding our compensation committee and compensation committee interlocks under the caption “Corporate Governance – Committees of the Board” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2014

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	5,602,242	—	5,391,886
Equity compensation plans not approved by shareholders	—	—	—
Total	5,602,242	—	5,391,886

(1)	To date, we have issued RSUs which by their nature have no exercise price.
The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information contained in the sections captioned “Related Person Transactions and Other Information” and “Corporate Governance-Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information regarding our independent registered public accounting firm fees and services in the section captioned “Ratification of Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

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
Exhibit Index

Exhibit Number	Description

2.1	Deed, dated as of June 7, 2011, by and between Evercore Partners Inc. and the Sellers named therein, regarding the sale and purchase of The Lexicon Partnership LLP(22)

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(13)

4.1	Equity Holders Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

4.2	Indenture between Evercore Partners Inc. and The Bank of New York Mellon, as trustee, dated as of August 28, 2008(11)

4.3	Warrant, dated as of August 28, 2008(11)

10.1	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.2	Registration Rights Agreement, dated as of August 10, 2006(2)

10.3	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.4	*Employment Agreement between the Registrant and Pedro Aspe(2)

10.5	*Employment Agreement between the Registrant and Robert B. Walsh(6)

10.6	*Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.7	*Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.8	*Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.9	*Employment Agreement between the Registrant and Adam B. Frankel(1)

10.10	Form of Indemnification Agreement between the Registrant and each of its directors(1)

10.11	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.12	*Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006(9)

10.13	Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners II, L.P.(15)

10.14	*Amendment to Employment Agreement dated November 7, 2008 with Dr. Pedro Carlos Aspe Armella(12)

10.15	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(8)

10.16	*Amendment to Employment Agreement dated February 12, 2008 with Austin M. Beutner(8)

10.17	* Amendment to Restricted Stock Unit Award Agreement with Adam B. Frankel(15)

10.18	Purchase Agreement by and between Evercore Partners Inc. and Mizuho Corporate Bank, dated as of August 21, 2008(10)

10.19	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman and Pedro Aspe(16)

10.20	Subscription Agreement between the Registrant and Ralph L. Schlosstein(17)

10.20.1	*Employment Agreement between the Registrant and Ralph L. Schlosstein(17)

10.21	Contribution and Exchange Agreement, dated February 11, 2010(18)

10.22
Purchase and Sale Agreement, dated as of March 4, 2010, by and among Evercore Partners Inc., Atalanta Sosnoff Capital LLC (“Atalanta Sosnoff”), Representative, LLC, in its capacity as the representative, the sellers and Martin T. Sosnoff(19)

10.23	Registration Rights Agreement, dated May 28, 2010(20)

10.24	*2011 Form Cash Unit Award Agreement(21)

10.25	Amended and Restated Limited Liability Partnership Deed In Relation to Evercore Partners International LLP and Lexicon Partnership LLP, dated August 19, 2011(23)

10.26
Purchase and Sale Agreement, dated as of November 11, 2011, by and among Evercore, the Company, the Representative, in its capacity as the representative and the Sellers, regarding the purchase of a non-controlling interest in ABS Investment Management, LLC(24)

10.27	*2012 Form Restricted Stock Unit Award Agreement for U.S. Employees(25)

10.28	*2012 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(25)

10.29	*2012 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(25)

10.30	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors(25)

10.31	*2012 Form Cash Unit Award Agreement(25)

10.32	*Employment Agreement between the Registrant and Andrew Sibbald(27)

10.33	Second Amended and Restated Limited Partnership Agreement with Evercore Mexico Partners III, L.P.(29)

10.34	*Restricted Stock Unit Award Agreement effective as of January 29, 2013 between Evercore Partners Inc. and Ralph L. Schlosstein(26)

10.35	*Amended and Restated Evercore Partners Inc. 2006 Stock Incentive Plan(28)

10.36	*Form Restricted Stock Unit Award Agreement for U.S. Employees(29)

10.37	*Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(29)

10.38	*Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(29)

10.39
Contribution and Exchange Agreement, dated as of August 3, 2014, among ISI Holding, Inc., ISI Holding II, Inc., ISI Management Holdings LLC, ISI Holding, LLC, Edward S. Hyman, the holders of the Management Holdings management units set forth on Annex A thereto, Evercore LP, Evercore Partners Inc. and the Founder, solely in his capacity as the holders' representative(30)

10.40	Fourth Amended and Restated Limited Partnership Agreement of Evercore LP, effective as of October 31, 2014(31)

10.41	Supplement to Fourth Amended and Restated Limited Partnership Agreement of Evercore LP, effective as of October 31, 2014(31)

10.42	*Employment Agreement between the Registrant and Edward S. Hyman (filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 16 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes In Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements (filed herewith)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2007.

(6)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(7)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 6, 2007.

(8)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(10)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 21, 2008.

(11)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2008.

(13)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 6, 2009.

(14)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 27, 2009.

(15)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 13, 2009.

(16)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.

(17)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

(18)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.

(19)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.

(20)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

(21)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 9, 2011.

(22)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 9, 2011.

(23)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 25, 2011.

(24)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 14, 2011.

(25)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.

(26)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 29, 2013.

(27)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2013.

(28)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013.

(29)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 28, 2014.

(30)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 4, 2014.

(31)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2014.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evercore Partners Inc.

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer
Date: February 27, 2015
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 27th day of February, 2015.

Signature	Title

/s/ RALPH SCHLOSSTEIN	Chief Executive Officer (Principal Executive Officer) and Director
Ralph Schlosstein

/s/ ROGER C. ALTMAN	Co-Chairman
Roger C. Altman

/s/ PEDRO ASPE	Co-Chairman
Pedro Aspe

/s/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/s/ FRANCOIS DE ST. PHALLE	Director
Francois de St. Phalle

/s/ GAIL BLOCK HARRIS	Director
Gail Block Harris

/s/ CURT HESSLER	Director
Curt Hessler

/s/ ROBERT B. MILLARD	Director
Robert B. Millard

/s/ WILLARD J. OVERLOCK, JR.	Director
Willard J. Overlock, Jr.

/s/ WILLIAM J. WHEELER	Director
William J. Wheeler

/s/ ROBERT B. WALSH	Chief Financial Officer (Principal Financial Officer)
Robert B. Walsh

/s/ PAUL PENSA	Controller (Principal Accounting Officer)
Paul Pensa