Form 10-Q
period 2015-03-31
Evercore Partners Inc.
filed 2015-05-06
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 29, 2015 was 36,426,967. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 29, 2015 was 27 (excluding 73 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current Assets
Cash and Cash Equivalents	$225,781	$352,160
Marketable Securities	32,422	37,985
Financial Instruments Owned and Pledged as Collateral at Fair Value	89,026	98,688
Securities Purchased Under Agreements to Resell	5,675	7,669
Accounts Receivable (net of allowances of $1,352 and $1,362 at March 31, 2015 and December 31, 2014, respectively)	126,992	136,280
Receivable from Employees and Related Parties	18,547	17,327
Deferred Tax Assets - Current	13,399	13,096
Other Current Assets	27,582	19,751
Total Current Assets	539,424	682,956
Investments	111,461	126,587
Deferred Tax Assets - Non-Current	263,704	265,901
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $36,060 and $33,980 at March 31, 2015 and December 31, 2014, respectively)	41,425	42,527
Goodwill	215,594	218,232
Intangible Assets (net of accumulated amortization of $37,617 and $33,735 at March 31, 2015 and December 31, 2014, respectively)	65,657	69,544
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	41,744	30,609
Total Assets	$1,289,209	$1,446,556
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$53,147	$212,334
Accounts Payable and Accrued Expenses	36,681	37,104
Securities Sold Under Agreements to Repurchase	94,758	106,499
Payable to Employees and Related Parties	28,516	18,875
Short-Term Borrowings	45,000	—
Taxes Payable	2,009	2,515
Other Current Liabilities	8,620	7,753
Total Current Liabilities	268,731	385,080
Notes Payable	105,749	105,226
Subordinated Borrowings	22,550	22,550
Amounts Due Pursuant to Tax Receivable Agreements	192,563	191,253
Other Long-term Liabilities	23,937	26,200
Total Liabilities	613,530	730,309
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interest	4,014	4,014
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 48,579,887 and 46,414,240 issued at March 31, 2015 and December 31, 2014, respectively, and 36,699,326 and 36,255,124 outstanding at March 31, 2015 and December 31, 2014, respectively)	486	464
Class B, par value $0.01 per share (1,000,000 shares authorized, 27 issued and outstanding at March 31, 2015 and December 31, 2014)	—	—
Additional Paid-In-Capital	990,229	950,147
Accumulated Other Comprehensive Income (Loss)	(24,150)	(20,387)
Retained Earnings (Deficit)	(27,083)	(17,814)
Treasury Stock at Cost (11,880,561 and 10,159,116 shares at March 31, 2015 and December 31, 2014, respectively)	(449,180)	(361,129)
Total Evercore Partners Inc. Stockholders' Equity	490,302	551,281
Noncontrolling Interest	181,363	160,952
Total Equity	671,665	712,233
Total Liabilities and Equity	$1,289,209	$1,446,556
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
Revenues
Investment Banking Revenue	$217,638	$128,504
Investment Management Revenue	22,081	21,915
Other Revenue, Including Interest	2,707	2,069
Total Revenues	242,426	152,488
Interest Expense	4,443	3,375
Net Revenues	237,983	149,113
Expenses
Employee Compensation and Benefits	163,126	91,392
Occupancy and Equipment Rental	12,230	9,484
Professional Fees	9,433	8,511
Travel and Related Expenses	13,170	7,384
Communications and Information Services	8,562	3,373
Depreciation and Amortization	6,401	3,821
Special Charges	5,638	—
Acquisition and Transition Costs	484	100
Other Operating Expenses	7,941	4,334
Total Expenses	226,985	128,399
Income Before Income from Equity Method Investments and Income Taxes	10,998	20,714
Income from Equity Method Investments	1,107	241
Income Before Income Taxes	12,105	20,955
Provision for Income Taxes	6,212	7,563
Net Income	5,893	13,392
Net Income Attributable to Noncontrolling Interest	1,593	2,824
Net Income Attributable to Evercore Partners Inc.	$4,300	$10,568
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$4,300	$10,568
Weighted Average Shares of Class A Common Stock Outstanding
Basic	36,725	34,667
Diluted	42,788	41,698
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
Basic	$0.12	$0.30
Diluted	$0.10	$0.25

Dividends Declared per Share of Class A Common Stock	$0.28	$0.25

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Net Income	$5,893	$13,392
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(826)	969
Foreign Currency Translation Adjustment Gain (Loss), net	(3,814)	245
Other Comprehensive Income (Loss)	(4,640)	1,214
Comprehensive Income	1,253	14,606
Comprehensive Income Attributable to Noncontrolling Interest	716	3,057
Comprehensive Income Attributable to Evercore Partners Inc.	$537	$11,549

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2015
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2014	46,414,240	$464	$950,147	$(20,387)	$(17,814)	(10,159,116)	$(361,129)	$160,952	$712,233
Net Income	—	—	—	—	4,300	—	—	1,593	5,893
Other Comprehensive Income (Loss)	—	—	—	(3,763)	—	—	—	(877)	(4,640)
Treasury Stock Purchases	—	—	—	—	—	(1,721,445)	(88,051)	—	(88,051)
Evercore LP Units Converted into Class A Common Stock	87,100	1	1,549	—	—	—	—	(1,272)	278
Equity-based Compensation Awards	2,078,547	21	36,864	—	—	—	—	25,274	62,159
Dividends and Equivalents	—	—	1,669	—	(13,569)	—	—	—	(11,900)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(4,307)	(4,307)
Balance at March 31, 2015	48,579,887	$486	$990,229	$(24,150)	$(27,083)	(11,880,561)	$(449,180)	$181,363	$671,665

	For the Three Months Ended March 31, 2014
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2013	40,772,434	$408	$799,233	$(10,784)	$(59,896)	(7,702,900)	$(226,380)	$60,577	$563,158
Net Income	—	—	—	—	10,568	—	—	2,824	13,392
Other Comprehensive Income	—	—	—	981	—	—	—	233	1,214
Treasury Stock Purchases	—	—	—	—	—	(1,145,772)	(61,887)	—	(61,887)
Evercore LP Units Purchased or Converted into Class A Common Stock	805,492	8	8,841	—	—	—	—	(5,590)	3,259
Equity-based Compensation Awards	2,139,141	21	42,575	—	—	—	—	—	42,596
Dividends and Equivalents	—	—	1,561	—	(10,406)	—	—	—	(8,845)
Noncontrolling Interest (Note 12)	—	—	(3,530)	—	—	—	—	(1,124)	(4,654)
Balance at March 31, 2014	43,717,067	$437	$848,680	$(9,803)	$(59,734)	(8,848,672)	$(288,267)	$56,920	$548,233

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net Income	$5,893	$13,392
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Net Losses on Investments, Marketable Securities and Contingent Consideration	2,341	1,000
Equity Method Investments	4,458	6,736
Equity-Based and Other Deferred Compensation	56,855	27,870
Depreciation, Amortization and Accretion	6,997	4,305
Bad Debt Expense	141	(72)
Deferred Taxes	6,395	7,325
Decrease (Increase) in Operating Assets:
Marketable Securities	123	99
Financial Instruments Owned and Pledged as Collateral at Fair Value	6,503	(1,932)
Securities Purchased Under Agreements to Resell	1,774	(1,437)
Accounts Receivable	6,917	(5,835)
Receivable from Employees and Related Parties	(1,220)	(2,036)
Other Assets	(16,075)	(22,728)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(159,026)	(139,299)
Accounts Payable and Accrued Expenses	428	(2,135)
Securities Sold Under Agreements to Repurchase	(8,359)	3,339
Payables to Employees and Related Parties	9,952	(4,883)
Taxes Payable	(507)	(2,521)
Other Liabilities	(2,375)	2,375
Net Cash Provided by (Used in) Operating Activities	(78,785)	(116,437)
Cash Flows From Investing Activities
Investments Purchased	(54)	(90)
Distributions of Private Equity Investments	6,451	108
Marketable Securities:
Proceeds from Sales and Maturities	12,812	9,175
Purchases	(8,317)	(6,738)
Loans Receivable	(3,500)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(1,957)	(1,501)
Net Cash Provided by Investing Activities	5,435	954
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	291	45
Distributions to Noncontrolling Interests	(4,598)	(1,615)
Short-Term Borrowing	45,000	25,000
Repayment of Short-Term Borrowing	—	(25,000)
Purchase of Treasury Stock and Noncontrolling Interests	(88,051)	(63,363)
Excess Tax Benefits Associated with Equity-Based Awards	8,470	15,282
Dividends - Class A Stockholders	(11,900)	(8,845)
Net Cash Provided by (Used in) Financing Activities	(50,788)	(58,496)
Effect of Exchange Rate Changes on Cash	(2,241)	(410)
Net Increase (Decrease) in Cash and Cash Equivalents	(126,379)	(174,389)
Cash and Cash Equivalents-Beginning of Period	352,160	298,453
Cash and Cash Equivalents-End of Period	$225,781	$124,064

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$5,391	$4,378
Payments for Income Taxes	$1,975	$4,553
Furniture, Equipment and Leasehold Improvements Accrued	$202	$120
Increase in Fair Value of Redeemable Noncontrolling Interest	$—	$3,530
Dividend Equivalents Issued	$1,669	$1,561
Receipt of Marketable Securities in Settlement of Accounts Receivable	$—	$63
Contingent Consideration Accrued	$1,913	$817

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
Note 2 – Significant Accounting Policies
For a complete discussion of the Company’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.
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
Note 3 – Recent Accounting Pronouncements
ASU 2014-08 – In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 provides amendments to Accounting Standards Codification ("ASC") No. 205, “Presentation of Financial Statements”, and ASC 360, which change the requirements for reporting discontinued operations. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations and also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption permitted.The adoption of ASU 2014-08 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-09 – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides amendments to ASC No. 605, “Revenue Recognition”, and creates ASC No. 606, "Revenue from Contracts with Customers", which changes the requirements for revenue recognition and amends the disclosure requirements. The amendments in this update are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-11 – In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”). ASU 2014-11 provides amendments to ASC No. 806, “Transfers and Servicing”, which expand secured borrowing accounting for certain repurchase agreements and require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset. The amendments also require additional disclosures for certain transactions accounted for as sale and repurchase agreements, and for securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The amendments in this update for the additional disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are effective prospectively during annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015, and all other amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption not permitted. The adoption of ASU 2014-11 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2015-03 – In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 provides amendments to Subtopic 835-30, “Interest - Imputation of Interest”, which require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective retrospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Acquisition and Transition Costs, Special Charges and Intangible Asset Amortization
Acquisition and Transition Costs
The Company recognized $484 and $100 for the three months ended March 31, 2015 and 2014, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
Special Charges
The Company recognized $5,638 for the three months ended March 31, 2015, as Special Charges incurred related to separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business, and the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking and Investment Management was $2,944 and $938, respectively, for the three months ended March 31, 2015 and $164 and $1,764, respectively, for the three months ended March 31, 2014, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 5 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $1,213 and $1,145 for the three months ended March 31, 2015 and 2014, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $11,574 and $10,484 as of March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015, the Company had $22,550 in subordinated borrowings with an executive officer of the Company. See Note 10 for further information.
Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$6,390	$10	$3,265	$3,135	$6,354	$11	$2,173	$4,192
Debt Securities Carried by EGL	27,628	77	—	27,705	28,014	80	3	28,091
Mutual Funds	1,292	319	29	1,582	4,765	1,053	116	5,702
Total	$35,310	$406	$3,294	$32,422	$39,133	$1,144	$2,292	$37,985
Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$202	$203	$303	$305
Due after one year through five years	1,351	1,358	1,229	1,236
Due after five years through 10 years	115	116	100	101
Total	$1,668	$1,677	$1,632	$1,642
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at March 31, 2015.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($11) and $15 for the three months ended March 31, 2015 and 2014, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($123) and ($99) for the three months ended March 31, 2015 and 2014, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $160 and $112 for the three months ended March 31, 2015 and 2014, respectively.
Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts generally mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.0 years, as of March 31, 2015, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
As of March 31, 2015 and December 31, 2014, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	March 31, 2015		December 31, 2014
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$89,026		$98,688
Securities Purchased Under Agreements to Resell	5,675	$5,685	7,669	$7,671
Total Assets	$94,701		$106,357
Liabilities
Securities Sold Under Agreements to Repurchase	$(94,758)	$(94,802)	$(106,499)	$(106,632)
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
The Company also has investments in G5 ǀ Evercore and ABS Investment Management, LLC ("ABS"), which are voting interest entities. The Company’s share of earnings (losses) on its investments in G5 ǀ Evercore and ABS are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
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
On December 31, 2014, ECP II was terminated. The Company's investment at March 31, 2015 of $1,034 is comprised of remaining interest in the general partner, including $778 in cash, $78 in cash escrow balances, $66 in a seller note and $112 in securities.
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At March 31, 2015, unfunded commitments of EMP III were $4,676, including $429 due from the Company.
A summary of the Company’s investment in the private equity funds as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
ECP II	$1,034	$4,043
Discovery Fund	3,454	2,867
EMCP II	8,763	12,630
EMCP III	6,998	7,272
CSI Capital	264	3,030
Trilantic IV	3,415	3,798
Trilantic V	2,932	2,911
Total Private Equity Funds	$26,860	$36,551
Net realized and unrealized losses on private equity fund investments were ($489) and ($61) for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, ECP II, EMCP II and CSI Capital made distributions of $3,000, $3,194 and $2,750, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2015, the Company had no previously received carried interest that may be subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Evercore Partners II, L.L.C. ("EP II L.L.C."), the general partner of ECP II, is a VIE pursuant to ASC 810, "Consolidation" ("ASC 810). The Company owns 8%-9% of the carried interest earned by the general partner of ECP II. The Company’s assessment of the design of EP II L.L.C. resulted in the determination that the Company is not acting as an agent for other members of the general partner and is a passive holder of interests in the fund, evidenced by the fact that the Company is a non-voting, non-managing member of the general partner and, therefore, has no authority in

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

directing the management operations of the general partner. Furthermore, the Company does not have the obligation to absorb significant losses or the right to receive benefits that could potentially have a significant impact to EP II L.L.C. Accordingly, the Company has concluded that it is not the primary beneficiary of EP II L.L.C. and has not consolidated EP II L.L.C. in the Company's unaudited condensed consolidated financial statements.
In 2013, EMP III amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51," and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, consolidating as a VIE had no impact on the assets and liabilities of the Company. The Company consolidated EMP III assets of $7,207 and liabilities of $150 at March 31, 2015 and assets of $7,327 and liabilities of $75 at December 31, 2014, in the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The assets retained by EMP III are for the benefit of the interest holders of EMP III and the liabilities are generally non-recourse to the Company.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A LP Units having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During the three months ended March 31, 2015, $12 and $3 of this investment was allocated to Trilantic Fund V and IV, respectively. During 2014, $689 of this investment was allocated to Trilantic Fund V. During 2013, $825 and $29 of this investment was allocated to Trilantic Fund V and Trilantic Fund IV, respectively. From 2010 to 2012, $1,091 of this investment was allocated to Trilantic Fund IV. This investment had a balance of $13,440 and $13,455 as of March 31, 2015 and December 31, 2014, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $3,574 was unfunded at March 31, 2015. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in successor funds will be at amounts comparable to those of Trilantic Fund V.
Equity Method Investments
A summary of the Company’s other investments accounted for under the equity method of accounting as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
G5 ǀ Evercore	$31,737	$32,756
ABS	39,424	43,825
Total	$71,161	$76,581
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
At March 31, 2015, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in losses of ($57) and ($837) for the three months ended March 31, 2015 and 2014, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At March 31, 2015, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,164 and $1,078 for the three months ended March 31, 2015 and 2014, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $621 and $647 for the three months ended March 31, 2015 and 2014, respectively.
Note 9 – Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily-available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at March 31, 2015 and December 31, 2014 are based on quoted market prices provided by external pricing services.
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

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$34,205	$—	$34,205
Securities Investments (1)	4,458	1,677	—	6,135
Mutual Funds	1,582	—	—	1,582
Financial Instruments Owned and Pledged as Collateral at Fair Value	89,026	—	—	89,026
Total Assets Measured At Fair Value	$95,066	$35,882	$—	$130,948

	December 31, 2014
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$34,343	$—	$34,343
Securities Investments (1)	5,550	1,642	—	7,192
Mutual Funds	5,702	—	—	5,702
Financial Instruments Owned and Pledged as Collateral at Fair Value	98,688	—	—	98,688
Total Assets Measured At Fair Value	$109,940	$35,985	$—	$145,925

(1)
Includes $9,500 and $9,252 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014, respectively.

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
The Company had no transfers between fair value levels during the three months ended March 31, 2015 or the year ended December 31, 2014.

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

		March 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$216,281	$216,281	$—	$—	$216,281
Securities Purchased Under Agreements to Resell	5,675	—	5,675	—	5,675
Accounts Receivable	126,992	—	126,992	—	126,992
Receivable from Employees and Related Parties	18,547	—	18,547	—	18,547
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$36,681	$—	$36,681	$—	$36,681
Securities Sold Under Agreements to Repurchase	94,758	—	94,758	—	94,758
Payable to Employees and Related Parties	28,516	—	28,516	—	28,516
Short-Term Borrowings	45,000	—	45,000	—	45,000
Notes Payable	105,749	—	131,390	—	131,390
Subordinated Borrowings	22,550	—	22,550	—	22,550

		December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$342,908	$342,908	$—	$—	$342,908
Securities Purchased Under Agreements to Resell	7,669	—	7,669	—	7,669
Accounts Receivable	136,280	—	136,280	—	136,280
Receivable from Employees and Related Parties	17,327	—	17,327	—	17,327
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,104	$—	$37,104	$—	$37,104
Securities Sold Under Agreements to Repurchase	106,499	—	106,499	—	106,499
Payable to Employees and Related Parties	18,875	—	18,875	—	18,875
Notes Payable	105,226	—	131,340	—	131,340
Subordinated Borrowings	22,550	—	22,550	—	22,550
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities:
The fair value of the Company’s Notes Payable is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.
The carrying amount reported on the Unaudited Condensed Consolidated Statements of Financial Condition for Subordinated Borrowings approximates fair value as of March 31, 2015 and December 31, 2014.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The carrying amounts reported on the Unaudited Condensed Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivables from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payables to Employees and Related Parties, Short-term Borrowings and Assets Segregated for Bank Regulatory Requirements approximate fair value due to the short-term nature of these items.
Note 10 – Notes Payable, Warrants and Subordinated Borrowings
On August 21, 2008, the Company entered into a Purchase Agreement with Mizuho Corporate Bank, Ltd. (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of Senior Notes, due 2020 with a 5.20% coupon ("Senior Notes"), and warrants to purchase 5,455 shares of the Company's Class A common stock, par value $0.01 per share ("Class A Shares") at $22.00 per share (the “Warrants”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statements of Financial Condition. The Senior Notes have an effective yield of 7.94%.
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
As of March 31, 2015, the Company had $22,550 in subordinated borrowings with an executive officer of the Company, due on October 31, 2019. These borrowings had a coupon of 5.5%, payable semi-annually.
Note 11 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on April 20, 2015, a quarterly cash dividend of $0.28 per share, to the holders of Class A Shares as of May 29, 2015, which will be paid on June 12, 2015. During the three months ended March 31, 2015, the Company declared and paid dividends of $0.28 per share, totaling $11,900.
Treasury Stock – During the three months ended March 31, 2015, the Company purchased 908 Class A Shares primarily from employees at values ranging from $47.56 to $52.85 per share, primarily for the net settlement of stock-based compensation awards, and 814 Class A Shares at market values ranging from $49.01 to $53.39 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $88,051 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2015.
LP Units – During the three months ended March 31, 2015, 87 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $1 and $1,549, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2015.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss) – As of March 31, 2015, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,726) and ($19,424), respectively.
Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 16% interest in Evercore LP, a 28% interest in ECB, a 38% interest in Evercore Wealth Management ("EWM"), a 34% equity interest in Atalanta Sosnoff Capital LLC ("Atalanta Sosnoff"), a 31% interest in Evercore Private Capital Advisory L.P. ("PCA"), a 38% interest in Institutional Equities ("IE") through October 31, 2014 and other private equity partnerships. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interests for Evercore LP, EWM, Atalanta Sosnoff and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
	2015	2014
Beginning balance	$160,952	$60,577

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	1,593	2,824
Other comprehensive income (loss)	(877)	233
Total comprehensive income	716	3,057

Evercore LP Units Converted into Class A Shares	(1,272)	(5,590)

Amortization and Vesting of LP Units	25,274	—

Other Items:
Distributions to Noncontrolling Interests	(4,598)	(1,615)
Issuance of Noncontrolling Interest	291	85
Other, net	—	406
Total other items	(4,307)	(1,124)

Ending balance	$181,363	$56,920
Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($196) and $187 for the three months ended March 31, 2015 and 2014, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($681) and $46 for the three months ended March 31, 2015 and 2014, respectively.
In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $4,014 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 13 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three months ended March 31, 2015 and 2014 are described and presented below.

	For the Three Months Ended March 31,
	2015	2014
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$4,300	$10,568
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units ("RSUs")	36,725	34,667
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.12	$0.30
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$4,300	$10,568
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$4,300	$10,568
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	36,725	34,667
Assumed exchange of LP Units for Class A Shares	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,246	3,473
Shares that are contingently issuable (b)	724	201
Assumed conversion of Warrants issued	3,093	3,357
Diluted weighted average shares of Class A common stock outstanding	42,788	41,698
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.10	$0.25

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one for one basis. During the three months ended March 31, 2015 and 2014, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,793 and 5,085 for the three months ended March 31, 2015 and 2014, respectively. The adjustment to the numerator, Diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $683 and $1,589 for the three months ended March 31, 2015 and 2014, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

(b)
At March 31, 2015, the Company has outstanding Evercore LP G and H Interests which are contingently exchangeable into Class E LP Units, and ultimately Class A shares, as they are subject to certain performance thresholds being achieved. See Note 14 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, the Company’s Class G and H LP Interests will be included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that will be included in diluted weighted average Class A shares outstanding will be based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. For the three months ended March 31, 2015, 724 of these interests were assumed to be converted for purposes of computing diluted EPS.

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
Note 14 – Share-Based and Other Deferred Compensation

Equity Grants
During the three months ended March 31, 2015, the Company granted employees 2,327 RSUs that are Service-based Awards. Service-based Awards granted during the three months ended March 31, 2015 had grant date fair values of $48.41 to $52.64 per share. During the three months ended March 31, 2015, 2,033 Service-based Awards vested and 9 Service-based Awards were forfeited.
Compensation expense related to Service-based Awards was $27,495 and $22,244 for the three months ended March 31, 2015 and 2014, respectively.

Deferred Cash Program
The Company's deferred compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. Compensation expense related to this deferred compensation program was $560 and $894 for the three months ended March 31, 2015 and 2014, respectively.

Acquisition-related LP Units

Equities business - In conjunction with the acquisition of the operating businesses of ISI in 2014, the Company issued Class E LP Units and Class G and H LP Interests which will be treated as compensation going forward. The Class E LP Units issued includes 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that were unvested and will vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested, subject to continued employment with the Company. The units will become exchangeable into Class A common shares of the Company subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $5,068 for the three months ended March 31, 2015.
The Company also issued 538 vested and 540 unvested Class G LP Interests in 2014, which will vest ratably on February 15, 2016, 2017 and 2018, and 2,044 vested and 2,051 unvested Class H LP Interests in 2014, which will vest ratably on February 15, 2018, 2019 and 2020. The Company’s vested Class G Interests will become exchangeable in February 2016, 2017 and 2018 if certain earnings before interest and taxes, excluding underwriting, ("Management Basis EBIT") margin thresholds, within a range of 12% to 16%, are achieved for the calendar year preceding the date the interests become exchangeable. The Company’s vested Class H Interests will become exchangeable in February 2018, 2019 and 2020 if certain average Management Basis EBIT and Management Basis EBIT margin thresholds, within ranges of $8,000 to $48,000 and 7% to 17%, respectively, are achieved for the three calendar years preceding the date the interests become exchangeable. The amount of Class H LP Interests which become exchangeable are scaled to the threshold levels achieved.
Based on Evercore ISI’s results for the first three months of 2015, the first full quarter of combined operations, and the anticipated impact of certain efficiency initiatives identified and executed during the first quarter of 2015, the Company

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

determined that the achievement of certain of the performance thresholds for the Class G and H LP Interests was probable at March 31, 2015. This determination was based on an assumed Management Basis EBIT margin of 15% and annual Management Basis EBIT over the performance period of $31,500 for Evercore ISI. Accordingly, $20,143 of expense was recorded for the three months ended March 31, 2015 for the Class G and H Interests.

Other Acquisition Related
Lexicon - Compensation expense related to the Lexicon Acquisition-related Awards and deferred cash consideration was $615 and ($29), respectively, for the three months ended March 31, 2015, and $2,241 and $932, respectively, for the three months ended March 31, 2014.

Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A Shares, at the Company's discretion, in the two years following the performance period, to Senior Managing Directors employed by the Company at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. Compensation expense related to these awards was $1,513 and $1,111 for the three months ended March 31, 2015 and 2014, respectively
Other
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $4,580 and $2,647 for the three months ended March 31, 2015 and 2014, respectively. The remaining unamortized amount of these awards was $24,992 as of March 31, 2015.

The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $1,608 and $3,391 for the three months ended March 31, 2015 and 2014, respectively. In conjunction with these arrangements, the Company distributed cash payments of $1,210 and $2,481 for the three months ended March 31, 2015 and 2014, respectively. The Company also granted separation benefits to certain employees, resulting in expense included in Special Charges of approximately $1,965 for the three months ended March 31, 2015. See Note 4 for further information.
Note 15 – Commitments and Contingencies
For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $8,871 and $6,384 for the three months ended March 31, 2015 and 2014, respectively.
Other Commitments – As of March 31, 2015, the Company had unfunded commitments for capital contributions of $8,703 to private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
The Company also has additional commitments related to its redeemable noncontrolling interests. See Note 12 for further information.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At March 31, 2015, the Company had one remaining commitment for contingent consideration, related to its acquisition of Protego in 2006. Under the terms of the acquisition agreement, the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. During 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of March 31, 2015, the Company recorded Goodwill of $1,913 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $3,454 at March 31, 2015. See Note 8 for further information.
In 2014, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $50,000, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bear interest at the prime rate and the maturity date is June 27, 2015. The Company drew down $45,000 on this facility on February 5, 2015. The amount may be settled, at the Company's option, at any time prior to the maturity date.
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis Partners ("Luminis"), the Company committed to loan Luminis $5,500. The Company paid Luminis $3,500 pursuant to the loan agreement during the three months ended March 31, 2015, which is included within Other Assets on the Company's Condensed Consolidated Statement of Financial Condition, with the remaining $2,000 due from the Company on demand. The Company may acquire a 20% interest in Luminis in 2017.
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
In January 2015, Donna Marie Coburn filed a proposed class action complaint against Evercore Trust Company, N.A. ("ETC") in the U.S. District Court for the District of Columbia, in which she purports to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present.  The complaint alleges that ETC  breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and claims the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock.  The plaintiff seeks the recovery of alleged Plan losses, attorneys’ fees, other costs, and other injunctive and equitable relief.  The Company believes that it has meritorious defenses against these claims and intends to vigorously defend against them. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail.
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Beginning in the second quarter of 2013, the Company made the election to compute its minimum net capital requirement in accordance with the Alternative Net Capital Requirement, as

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

permitted by Rule 15c3-1. Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of March 31, 2015 and December 31, 2014 was $52,914 and $74,080, respectively, which exceeded the minimum net capital requirement by $52,664 and $73,830, respectively.
ISI L.L.C. is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the Alternative Net Capital Requirement, ISI L.L.C.'s minimum net capital requirement is $250. ISI L.L.C.’s regulatory net capital as of March 31, 2015 and December 31, 2014 was $11,149 and $7,548, respectively, which exceeded the minimum net capital requirement by $10,899 and $7,298, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2015.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of March 31, 2015.
Note 17 – Income Taxes
The Company’s Provision for Income Taxes was $6,212 and $7,563 for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate was 51% and 36% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate for 2015 and 2014 reflects the effect of certain nondeductible expenses, as well as the noncontrolling interest associated with LP Units and other adjustments.
The Company reported an increase in deferred tax assets of $445 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $2,211 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2015. The Company reported a decrease in deferred tax assets of $535 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $136 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2014.
As of March 31, 2015, the Company had no unrecognized tax benefits.
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
The Company’s segment information for the three months ended March 31, 2015 and 2014 is prepared using the following methodology:

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
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs associated with the vesting of Class E LP Units issued in conjunction with the acquisition of ISI, as well as Class G and H LP Interests and certain other related awards.

•
Other Acquisition Related Compensation Charges - Includes compensation charges associated with deferred consideration, retention awards and related compensation for The Lexicon Partnership LLP ("Lexicon") employees.

•
Special Charges - Includes expenses primarily related to separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business, and the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.

•
Acquisition and Transition Costs - Includes professional fees for legal and other services incurred related to the Company’s acquisition of all of the outstanding equity interests of the operating businesses of ISI.

The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.

No client accounted for more than 10% of the Company’s consolidated Net Revenues for the three months ended March 31, 2015.
The following information presents each segment’s contribution.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2015	2014
Investment Banking
Net Revenues (1)	$216,580	$127,851
Operating Expenses	171,364	105,532
Other Expenses (2)	32,235	3,214
Operating Income	12,981	19,105
Income (Loss) from Equity Method Investments	(37)	(310)
Pre-Tax Income	$12,944	$18,795
Identifiable Segment Assets	$769,746	$590,956
Investment Management
Net Revenues (1)	$21,403	$21,262
Operating Expenses	19,956	19,571
Other Expenses (2)	3,430	82
Operating Income (Loss)	(1,983)	1,609
Income from Equity Method Investments	1,144	551
Pre-Tax Income (Loss)	$(839)	$2,160
Identifiable Segment Assets	$519,463	$453,961
Total
Net Revenues (1)	$237,983	$149,113
Operating Expenses	191,320	125,103
Other Expenses (2)	35,665	3,296
Operating Income	10,998	20,714
Income from Equity Method Investments	1,107	241
Pre-Tax Income	$12,105	$20,955
Identifiable Segment Assets	$1,289,209	$1,044,917

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2015	2014
Investment Banking (A)	$(1,058)	$(653)
Investment Management (B)	(678)	(653)
Total Other Revenue, net	$(1,736)	$(1,306)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Senior Notes, subordinated borrowings and line of credit of $1,644 and $1,105 for the three months ended March 31, 2015 and 2014, respectively

(B)
Investment Management Other Revenue, net, includes interest expense on the Senior Notes, subordinated borrowings and line of credit of $953 and $932 for the three months ended March 31, 2015 and 2014, respectively

(2)	Other Expenses are as follows:

	For the Three Months Ended March 31,
	2015	2014
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$25,950	$—
Other Acquisition Related Compensation Charges	585	3,214
Special Charges	2,290	—
Intangible Asset and Other Amortization	2,926	—
Acquisition and Transition Costs	484	—
Total Investment Banking	32,235	3,214
Investment Management
Special Charges	3,348	—
Intangible Asset and Other Amortization	82	82
Total Investment Management	3,430	82
Total Other Expenses	$35,665	$3,296
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2015	2014
Net Revenues: (1)
United States	$161,822	$107,927
Europe and Other	71,211	36,788
Latin America	6,686	5,704
Total	$239,719	$150,419
(1) Excludes Other Revenue and Interest Expense.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company’s total assets are located in the following geographical areas:

	March 31, 2015	December 31, 2014
Total Assets:
United States	$970,037	$1,099,363
Europe and Other	150,744	160,934
Latin America	168,428	186,259
Total	$1,289,209	$1,446,556

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2014. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Other Expenses
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs associated with the vesting of Class E LP Units issued in conjunction with the acquisition of ISI, as well as Class G and H LP Interests and certain other related awards.

•	Other Acquisition Related Compensation Charges - Includes compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees.

•
Special Charges - Includes expenses primarily related to separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business, and the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.

•
Acquisition and Transition Costs - Includes professional fees for legal and other services incurred related to the Company’s acquisition of all of the outstanding equity interests of the operating businesses of ISI.

Income from Equity Method Investments
Our share of the income (loss) from our equity interests in G5 ǀ Evercore and ABS are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.
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
Results of Operations
The following is a discussion of our results from operations for the three months ended March 31, 2015 and 2014. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

	For the Three Months Ended March 31,
	2015	2014	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$217,638	$128,504	69%
Investment Management Revenue	22,081	21,915	1%
Other Revenue	2,707	2,069	31%
Total Revenues	242,426	152,488	59%
Interest Expense	4,443	3,375	32%
Net Revenues	237,983	149,113	60%
Expenses
Operating Expenses	191,320	125,103	53%
Other Expenses	35,665	3,296	982%
Total Expenses	226,985	128,399	77%
Income Before Income from Equity Method Investments and Income Taxes	10,998	20,714	(47%)
Income from Equity Method Investments	1,107	241	359%
Income Before Income Taxes	12,105	20,955	(42%)
Provision for Income Taxes	6,212	7,563	(18%)
Net Income	5,893	13,392	(56%)
Net Income Attributable to Noncontrolling Interest	1,593	2,824	(44%)
Net Income Attributable to Evercore Partners Inc.	$4,300	$10,568	(59%)
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.10	$0.25	(60%)

As of March 31, 2015 and 2014 we employed approximately 1,275 and 1,000 people, respectively, worldwide.
Three Months Ended March 31, 2015 versus March 31, 2014
Net Revenues were $238.0 million for the three months ended March 31, 2015, an increase of $88.9 million, or 60%, versus Net Revenues of $149.1 million for the three months ended March 31, 2014. Investment Banking Revenue increased 69% and Investment Management Revenue increased 1% compared to the three months ended March 31, 2014. Investment Banking Revenue includes the results of ISI following its acquisition on October 31, 2014. See the segment discussion below for further information. Other Revenue for the three months ended March 31, 2015 was 31% higher than for the three months ended March 31, 2014 primarily as a result of higher gains in our Mexico business. Net Revenues include interest expense on our Senior Notes.
Total Operating Expenses were $191.3 million for the three months ended March 31, 2015, as compared to $125.1 million for the three months ended March 31, 2014, an increase of $66.2 million, or 53%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $136.6 million for the three months ended March 31, 2015, an increase of $48.4 million, or 55%, versus expense of $88.2 million for the three months ended March 31, 2014. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including the acquisition of ISI, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $54.7 million for the three months ended March 31, 2015, an increase of $17.8 million, or 48%, over non-compensation operating expenses of $36.9 million for the three months ended March 31, 2014. Non-compensation operating expenses increased compared to the three months ended March 31, 2014 primarily as a result of increased headcount and increased new business costs associated with higher levels of global transaction activity.
Total Other Expenses of $35.7 million for the three months ended March 31, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $26.0 million, primarily related to units and interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $0.6 million, special charges of $5.6 million, acquisition and transition costs of $0.5 million and intangible asset and other amortization of $3.0 million. Total Other Expenses of $3.3 million for the three months ended March 31, 2014 included other acquisition related compensation costs of $3.2 million and amortization of intangibles of $0.1 million.

As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 69% for the three months ended March 31, 2015, compared to 61% for the three months ended March 31, 2014.
Income from Equity Method Investments was $1.1 million for the three months ended March 31, 2015, as compared to $0.2 million for the three months ended March 31, 2014. The increase was a result of an increase in earnings from ABS and G5 ǀ Evercore.
The provision for income taxes for the three months ended March 31, 2015 was $6.2 million, which reflected an effective tax rate of 51%. The provision was impacted by the noncontrolling interest associated with LP Units, state, local and foreign taxes and other adjustments. The provision for income taxes for the three months ended March 31, 2014 was $7.6 million, which reflected an effective tax rate of 36%.  The provision was impacted by the noncontrolling interest associated with LP Units, state, local and foreign taxes and other adjustments.
Noncontrolling Interest was $1.6 million for the three months ended March 31, 2015 compared to $2.8 million for the three months ended March 31, 2014.
Impairment of Assets
During the first quarter of 2015, there were no material changes in the facts and assumptions related to the November 30, 2014 impairment assessment that would have caused the Company to reach a different conclusion. As such, the Company considered the criteria required by ASC 350, “Intangibles - Goodwill and Other”, and ASC 360, “Property, Plant, and Equipment”, and concluded that there were no triggering events during the first quarter of 2015 that would have required a Step 1 impairment assessment.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2015	2014	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$158,802	$116,452	36%
Commissions and Related Fees	53,068	8,256	543%
Underwriting Fees	5,768	3,796	52%
Total Investment Banking Revenue (1)	217,638	128,504	69%
Other Revenue, net (2)	(1,058)	(653)	(62%)
Net Revenues	216,580	127,851	69%
Expenses
Operating Expenses	171,364	105,532	62%
Other Expenses	32,235	3,214	903%
Total Expenses	203,599	108,746	87%
Operating Income (3)	12,981	19,105	(32%)
Income (Loss) from Equity Method Investments	(37)	(310)	88%
Pre-Tax Income	$12,944	$18,795	(31%)

(1)	Includes client related expenses of $3.6 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Includes interest expense on the Senior Notes, subordinated borrowings and line of credit of $1.6 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

(3)	Includes Noncontrolling Interest of ($0.3) million and ($0.9) million for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015, the dollar value of North American announced and completed M&A activity increased 31% and decreased 8%, respectively, compared to the three months ended March 31, 2014, while the dollar value of Global announced and completed M&A activity for the three months ended March 31, 2015 increased 27% and 13%, respectively, compared to the three months ended March 31, 2014:

	For the Three Months Ended March 31,
	2015	2014	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$409	$313	31%
Value of North American M&A Deals Completed	$327	$356	(8%)
Value of Global M&A Deals Announced	$835	$658	27%
Value of Global M&A Deals Completed	$662	$584	13%
Evercore Statistics **
Total Number of Fee Paying Advisory Clients	151	116	30%
Investment Banking Fees of at Least $1 million from Advisory Clients	35	32	9%

*	Source: Thomson Reuters April 1, 2015

**	Includes revenue generating clients only
Investment Banking Results of Operations
Three Months Ended March 31, 2015 versus March 31, 2014
Net Investment Banking Revenues were $216.6 million for the three months ended March 31, 2015 compared to $127.9 million for the three months ended March 31, 2014, which represented an increase of 69%. We earned advisory fees from 151 clients for the three months ended March 31, 2015 compared to 116 for the three months ended March 31, 2014, representing a 30% increase. We had 35 fees in excess of $1.0 million for the three months ended March 31, 2015, compared to 32 for the three months ended March 31, 2014, representing a 9% increase. The increase in revenues from the three months ended March 31, 2014 primarily reflects an increase in Advisory Fees in our U.S. and U.K. businesses and an increase in our Commissions and Related Fees following our acquisition of ISI on October 31, 2014. Underwriting Fees increased 52% from the three months ended March 31, 2014 primarily due to an increase in underwriting revenue in our U.S. business.
Operating Expenses were $171.4 million for the three months ended March 31, 2015 compared to $105.5 million for the three months ended March 31, 2014, an increase of $65.8 million, or 62%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $122.1 million for the three months ended March 31, 2015, as compared to $75.5 million for the three months ended March 31, 2014, an increase of $46.6 million, or 62%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including our acquisition of ISI, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $49.3 million for the three months ended March 31, 2015, as compared to $30.0 million for the three months ended March 31, 2014, an increase of $19.3 million, or 64%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business and increased new business costs associated with higher levels of global transaction activity.
Other Expenses of $32.2 million for the three months ended March 31, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $26.0 million, primarily related to units and interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $0.6 million, special charges of $2.3 million, intangible asset and other amortization of $2.9 million and acquisition and transition costs of $0.5 million. Other Expenses of $3.2 million for the three months ended March 31, 2014 were related to acquisition related compensation costs.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2015	2014	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$8,445	$7,167	18%
Institutional Asset Management	11,093	11,141	—%
Private Equity	1,408	2,025	(30%)
Total Investment Advisory and Management Fees	20,946	20,333	3%
Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,624	1,643	(1%)
Private Equity	(489)	(61)	(702%)
Total Realized and Unrealized Gains	1,135	1,582	(28%)
Investment Management Revenue (1)	22,081	21,915	1%
Other Revenue, net (2)	(678)	(653)	(4%)
Net Investment Management Revenues	21,403	21,262	1%
Expenses
Operating Expenses	19,956	19,571	2%
Other Expenses	3,430	82	NM
Total Expenses	23,386	19,653	19%
Operating Income (Loss) (3)	(1,983)	1,609	NM
Income from Equity Method Investments (4)	1,144	551	108%
Pre-Tax Income (Loss)	$(839)	$2,160	NM

(1)	Includes transaction-related client reimbursements of $0.01 million for the three months ended March 31, 2015 and 2014.

(2)	Includes interest expense on the Senior Notes, subordinated borrowings and line of credit of $1.0 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

(3)	Includes Noncontrolling Interest of $0.6 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively.

(4)	Equity in G5 ǀ Evercore and ABS is classified as Income from Equity Method Investments.
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
We earn management fees on EMCP II and EMCP III of 2.0% per annum of committed capital during its investment period, and 2.0% per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We owned 8%-9% of the carried interest earned by the general partner of ECP II up until the fund's termination on December 31, 2014. A significant portion of any gains recognized related to ECP II, EMCP II and EMCP III, and any carried interest recognized by them, are distributed to certain of our private equity professionals.
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of March 31, 2015, we had no previously received carried interest that may be subject to repayment.

We made investments accounted for under the equity method of accounting in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.
Assets Under Management
AUM for our Investment Management business of $14.0 billion at March 31, 2015 was flat compared to $14.0 billion at December 31, 2014. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 67% and 66% of Level I investments and 33% and 34% of Level II investments as of March 31, 2015 and December 31, 2014, respectively, and Institutional Asset Management maintained 86% and 87% of Level I investments and 14% and 13% of Level II investments as of March 31, 2015 and December 31, 2014, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.
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
The following table summarizes AUM activity for the three months ended March 31, 2015:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2014	$5,665	$8,067	$316	$14,048
Inflows	293	500	—	793
Outflows	(109)	(748)	(13)	(870)
Market Appreciation (Depreciation)	66	(4)	—	62
Balance at March 31, 2015	$5,915	$7,815	$303	$14,033

Unconsolidated Affiliates - Balance at March 31, 2015:
G5 ǀ Evercore	$1,890	$—	$—	$1,890
ABS	$—	$4,919	$—	$4,919

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of March 31, 2015:

	Wealth Management	Institutional Asset Management
Equities	60%	62%
Fixed Income	32%	33%
Liquidity (1)	6%	4%
Alternatives	2%	1%
Total	100%	100%
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
For the three months ended March 31, 2015, AUM for Wealth Management increased 4%, reflecting a 3% increase due to flows and a 1% increase due to market appreciation. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by 3% and 2%, respectively, during the period and tracked the fixed income composite. For the period, the S&P 500 was up 1%, while the fixed income composite increased by 1%.
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
For the three months ended March 31, 2015, AUM for Institutional Asset Management decreased 3%, primarily reflecting a 3% decrease due to flows. This reflects a decrease in AUM for Atalanta Sosnoff and ECB. ECB's AUM decrease primarily reflects the impact of the fluctuation of foreign currency while AUM for Atalanta Sosnoff decreased primarily related to negative flows, as their three year performance continued to lag the benchmarks.
Our Private Equity business includes the assets of funds which our Private Equity professionals manage. These funds include ECP II (terminated on December 31, 2014), the Discovery Fund, EMCP II and EMCP III. AUM for Private Equity decreased 4% for the three months ended March 31, 2015 from outflows related to the continued wind-down of the U.S. Private Equity business.
AUM from our unconsolidated affiliates increased from December 31, 2014 primarily related to positive performance in ABS.
Three Months Ended March 31, 2015 versus March 31, 2014
Net Investment Management Revenues were $21.4 million for the three months ended March 31, 2015, compared to $21.3 million for the three months ended March 31, 2014. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services increased 3% from the three months ended March 31, 2014, primarily reflecting an increase in AUM in Wealth Management, partially offset by a decrease in Private Equity fees. Fee-based revenues included $0.01 million of revenues from performance fees during the three months ended March 31, 2015 compared to $0.03 million during the three months ended March 31, 2014. Realized and Unrealized Gains decreased 28% from the prior year primarily resulting from increased losses in our private equity funds. Income from Equity Method Investments increased from the three months ended March 31, 2014 as a result of an increase in earnings from our investments in ABS and G5 ǀ Evercore.
Operating Expenses were $20.0 million for the three months ended March 31, 2015, as compared to $19.6 million for the three months ended March 31, 2014, an increase of $0.4 million, or 2%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $14.5 million for the three months ended March 31, 2015, as compared to $12.6 million for the three months ended March 31, 2014, an increase of $1.9 million, or 15%. The increase was due primarily to higher discretionary incentive compensation. Non-compensation expenses, as a component of Operating Expenses, were $5.5 million for the three months ended March 31, 2015, as compared to $6.9 million for the three months ended March 31, 2014, a decrease of $1.4 million, or 20%.
Other Expenses of $3.4 million for the three months ended March 31, 2015 included special charges of $3.3 million and intangible asset and other amortization of $0.1 million. Other Expenses of $0.1 million for the three months ended March 31, 2014 were related to amortization of intangibles.
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

	For the Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$5,893	$13,392
Non-cash charges	77,187	47,164
Other operating activities	(161,865)	(176,993)
Operating activities	(78,785)	(116,437)
Investing activities	5,435	954
Financing activities	(50,788)	(58,496)
Effect of exchange rate changes	(2,241)	(410)
Net Increase (Decrease) in Cash and Cash Equivalents	(126,379)	(174,389)
Cash and Cash Equivalents
Beginning of Period	352,160	298,453
End of Period	$225,781	$124,064
Three Months Ended March 31, 2015. Cash and Cash Equivalents were $225.8 million at March 31, 2015, a decrease of $126.4 million versus Cash and Cash Equivalents of $352.2 million at December 31, 2014. Operating activities resulted in a net outflow of $78.8 million, primarily related to the payment of 2014 bonus awards. Cash of $5.4 million was provided by investing activities primarily related to distributions from private equity investments and net proceeds from maturities and sales of our marketable securities, partially offset by loans receivable and purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $50.8 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, as well as treasury stock purchases, partially offset by short-term borrowings.
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
Liquidity and Capital Resources
General
Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares are paid when and if declared by the Board of Directors, which is generally quarterly.

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
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes. During periods of unfavorable market or economic conditions, the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. For a further discussion of risks related to our business, refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2014.
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
In October 2014, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7 million Class A Shares and/or LP Units for up to $350.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2015, we repurchased 817,205 shares for $42.0 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2015, we repurchased 907,699 shares for $46.1 million primarily related to minimum tax withholding requirements of share deliveries.
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
Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of March 31, 2015, we were in compliance with all of these covenants.
As of March 31, 2015, the Company had $22.6 million in subordinated borrowings with an executive officer of the Company, due on October 31, 2019. These borrowings had a coupon of 5.5%, payable semi-annually.
We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
In 2014, we increased our line of credit with First Republic Bank for funding working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time, to $50.0 million. This facility is secured with certain of our Accounts Receivable outstanding from the date of the agreement and/or restricted cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.  The interest rate on this facility is the U.S. prime rate and the maturity date is June 27, 2015. The Company drew down $45.0 million on this facility on February 5, 2015. The amount may be settled, at the Company's option, at any time prior to the maturity date.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $9.8 million and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant monies drawn on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis, the Company committed to loan Luminis $5.5 million. The Company paid Luminis $3.5 million pursuant to the loan agreement during the three months ended March 31, 2015, with the remaining $2.0 million due from the Company on demand. The Company may acquire a 20% interest in Luminis in 2017.
In conjunction with the acquisition of the operating businesses of ISI, the Company issued 0.5 million vested and 0.5 million unvested Class G LP Interests, which will vest ratably on February 15, 2016, 2017 and 2018, and 2.0 million vested and 2.1 million unvested Class H LP Interests, which will vest ratably on February 15, 2018, 2019 and 2020. For further information and a description of Class E LP Units issued see Note 14 to our unaudited condensed consolidated financial statements.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.0 years, as of March 31, 2015, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
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

As of March 31, 2015 and December 31, 2014, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	March 31, 2015		December 31, 2014
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$89,026		$98,688
Securities Purchased Under Agreements to Resell	5,675	$5,685	7,669	$7,671
Total Assets	94,701		106,357
Liabilities
Securities Sold Under Agreements to Repurchase	(94,758)	$(94,802)	(106,499)	$(106,632)
Net Liabilities	$(57)		$(142)
Risk Measures
VaR	$6		$29
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(92)		$(70)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$92		$70

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
As of March 31, 2015, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740, hence, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $8.7 million as of March 31, 2015 and December 31, 2014. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally includes noncontrolling interests held by the principals of Atalanta Sosnoff, was $4.0 million as of December 31, 2014 and March 31, 2015, as recorded on our Unaudited Condensed Consolidated Statements of Financial Condition.
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

Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM. These funds principally hold readily-marketable investment securities. As of March 31, 2015, the fair value of our investments with these products, based on closing prices, was $3.1 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.3 million for the three months ended March 31, 2015.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.5 million for the three months ended March 31, 2015.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2015, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($3.8) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of March 31, 2015 and December 31, 2014, total receivables amounted to $127.0 million and $136.3 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the three months ended March 31, 2015 and 2014.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2015, we had Marketable Securities of $32.4 million, of which 91% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Controls over Financial Reporting
As noted in the 2014 Form 10-K, Part II, Item 9A filed on February 27, 2015, the Company continues to address the integration of ISI’s financial systems and processes. There were no other changes during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
In January 2015, Donna Marie Coburn filed a proposed class action complaint against ETC in the U.S. District Court for the District of Columbia, in which she purports to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present.  The complaint alleges that ETC  breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and claims the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock.  The plaintiff seeks the recovery of alleged Plan losses, attorneys’ fees, other costs, and other injunctive and equitable relief.  The Company believes that it has meritorious defenses against these claims and intends to vigorously defend against them. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales
None
Issuer Purchases of Equity Securities

2015	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	145,965	$50.37	134,045	6,758,425
February 1 to February 28	1,551,660	51.12	663,459	6,094,966
March 1 to March 31	27,279	50.49	19,701	6,075,265
Total	1,724,904	$51.05	817,205	6,075,265

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes In Equity for the three months ended March 31, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2015

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes In Equity for the three months ended March 31, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)