Form 10-Q
period 2015-06-30
Evercore Partners Inc.
filed 2015-08-05
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 29, 2015 was 36,286,662. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 29, 2015 was 26 (excluding 74 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current Assets
Cash and Cash Equivalents	$250,079	$352,160
Marketable Securities	32,164	37,985
Financial Instruments Owned and Pledged as Collateral at Fair Value	46,470	98,688
Securities Purchased Under Agreements to Resell	33,270	7,669
Accounts Receivable (net of allowances of $1,343 and $1,362 at June 30, 2015 and December 31, 2014, respectively)	124,671	136,280
Receivable from Employees and Related Parties	17,174	17,327
Deferred Tax Assets - Current	13,464	13,096
Other Current Assets	31,918	19,751
Total Current Assets	549,210	682,956
Investments	113,061	126,587
Deferred Tax Assets - Non-Current	262,167	265,901
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $38,632 and $33,980 at June 30, 2015 and December 31, 2014, respectively)	45,163	42,527
Goodwill	217,684	218,232
Intangible Assets (net of accumulated amortization of $41,495 and $33,735 at June 30, 2015 and December 31, 2014, respectively)	61,785	69,544
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	40,277	30,609
Total Assets	$1,299,547	$1,446,556
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$100,944	$212,334
Accounts Payable and Accrued Expenses	35,676	37,104
Securities Sold Under Agreements to Repurchase	79,784	106,499
Payable to Employees and Related Parties	31,681	18,875
Taxes Payable	2,964	2,515
Other Current Liabilities	12,104	7,753
Total Current Liabilities	263,153	385,080
Notes Payable	106,285	105,226
Subordinated Borrowings	22,550	22,550
Amounts Due Pursuant to Tax Receivable Agreements	194,772	191,253
Other Long-term Liabilities	25,305	26,200
Total Liabilities	612,065	730,309
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interest	3,404	4,014
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 48,769,931 and 46,414,240 issued at June 30, 2015 and December 31, 2014, respectively, and 36,160,931 and 36,255,124 outstanding at June 30, 2015 and December 31, 2014, respectively)	488	464
Class B, par value $0.01 per share (1,000,000 shares authorized, 26 and 27 issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	—	—
Additional Paid-In-Capital	1,022,598	950,147
Accumulated Other Comprehensive Income (Loss)	(22,601)	(20,387)
Retained Earnings (Deficit)	(28,748)	(17,814)
Treasury Stock at Cost (12,609,000 and 10,159,116 shares at June 30, 2015 and December 31, 2014, respectively)	(484,768)	(361,129)
Total Evercore Partners Inc. Stockholders' Equity	486,969	551,281
Noncontrolling Interest	197,109	160,952
Total Equity	684,078	712,233
Total Liabilities and Equity	$1,299,547	$1,446,556
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Investment Banking Revenue	$246,550	$192,251	$464,188	$320,755
Investment Management Revenue	24,505	26,801	46,586	48,716
Other Revenue, Including Interest	1,852	2,622	4,559	4,691
Total Revenues	272,907	221,674	515,333	374,162
Interest Expense	4,811	3,978	9,254	7,353
Net Revenues	268,096	217,696	506,079	366,809
Expenses
Employee Compensation and Benefits	173,144	129,346	336,270	220,738
Occupancy and Equipment Rental	11,684	10,138	23,914	19,622
Professional Fees	13,164	11,988	22,597	20,499
Travel and Related Expenses	13,400	10,098	26,570	17,482
Communications and Information Services	9,738	3,922	18,300	7,295
Depreciation and Amortization	6,313	3,537	12,714	7,358
Special Charges	(139)	—	5,499	—
Acquisition and Transition Costs	917	1,016	1,401	1,116
Other Operating Expenses	8,764	4,616	16,705	8,950
Total Expenses	236,985	174,661	463,970	303,060
Income Before Income from Equity Method Investments and Income Taxes	31,111	43,035	42,109	63,749
Income from Equity Method Investments	1,998	2,038	3,105	2,279
Income Before Income Taxes	33,109	45,073	45,214	66,028
Provision for Income Taxes	16,723	15,387	22,935	22,950
Net Income	16,386	29,686	22,279	43,078
Net Income Attributable to Noncontrolling Interest	5,622	5,421	7,215	8,245
Net Income Attributable to Evercore Partners Inc.	$10,764	$24,265	$15,064	$34,833
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$10,764	$24,265	$15,064	$34,833
Weighted Average Shares of Class A Common Stock Outstanding
Basic	36,445	35,744	36,584	35,208
Diluted	42,165	41,860	42,479	41,781
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
Basic	$0.30	$0.68	$0.41	$0.99
Diluted	$0.26	$0.58	$0.35	$0.83

Dividends Declared per Share of Class A Common Stock	$0.28	$0.25	$0.56	$0.50

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$16,386	$29,686	$22,279	$43,078
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(157)	33	(983)	1,002
Foreign Currency Translation Adjustment Gain (Loss), net	1,902	2,387	(1,912)	2,632
Other Comprehensive Income (Loss)	1,745	2,420	(2,895)	3,634
Comprehensive Income	18,131	32,106	19,384	46,712
Comprehensive Income Attributable to Noncontrolling Interest	5,818	5,858	6,534	8,915
Comprehensive Income Attributable to Evercore Partners Inc.	$12,313	$26,248	$12,850	$37,797

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2015
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2014	46,414,240	$464	$950,147	$(20,387)	$(17,814)	(10,159,116)	$(361,129)	$160,952	$712,233
Net Income	—	—	—	—	15,064	—	—	7,215	22,279
Other Comprehensive Income (Loss)	—	—	—	(2,214)	—	—	—	(681)	(2,895)
Treasury Stock Purchases	—	—	—	—	—	(2,449,884)	(123,639)	—	(123,639)
Evercore LP Units Purchased or Converted into Class A Common Stock	209,080	2	3,347	—	—	—	—	(3,793)	(444)
Equity-based Compensation Awards	2,146,611	22	65,199	—	—	—	—	43,400	108,621
Dividends and Equivalents	—	—	3,295	—	(25,998)	—	—	—	(22,703)
Noncontrolling Interest (Note 12)	—	—	610	—	—	—	—	(9,984)	(9,374)
Balance at June 30, 2015	48,769,931	$488	$1,022,598	$(22,601)	$(28,748)	(12,609,000)	$(484,768)	$197,109	$684,078

	For the Six Months Ended June 30, 2014
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2013	40,772,434	$408	$799,233	$(10,784)	$(59,896)	(7,702,900)	$(226,380)	$60,577	$563,158
Net Income	—	—	—	—	34,833	—	—	8,245	43,078
Other Comprehensive Income	—	—	—	2,964	—	—	—	670	3,634
Treasury Stock Purchases	—	—	—	—	—	(1,718,110)	(92,983)	—	(92,983)
Evercore LP Units Purchased or Converted into Class A Common Stock	950,672	9	10,468	—	—	—	—	(6,637)	3,840
Equity-based Compensation Awards	3,090,790	31	75,722	—	—	—	—	—	75,753
Shares Issued as Consideration for Acquisitions and Investments	—	—	2,987	—	—	131,243	4,245	—	7,232
Dividends and Equivalents	—	—	3,096	—	(20,974)	—	—	—	(17,878)
Noncontrolling Interest (Note 12)	—	—	(286)	—	—	119,207	3,856	21,669	25,239
Balance at June 30, 2014	44,813,896	$448	$891,220	$(7,820)	$(46,037)	(9,170,560)	$(311,262)	$84,524	$611,073

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net Income	$22,279	$43,078
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	2,313	(1,916)
Equity Method Investments	3,118	6,024
Equity-Based and Other Deferred Compensation	106,139	57,640
Depreciation, Amortization and Accretion	13,846	8,339
Bad Debt Expense	141	716
Deferred Taxes	9,557	10,883
Decrease (Increase) in Operating Assets:
Marketable Securities	310	203
Financial Instruments Owned and Pledged as Collateral at Fair Value	48,004	(20,006)
Securities Purchased Under Agreements to Resell	(26,962)	19,063
Accounts Receivable	9,618	(17,169)
Receivable from Employees and Related Parties	195	(222)
Other Assets	(18,618)	(32,721)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(113,581)	(90,898)
Accounts Payable and Accrued Expenses	(963)	7,498
Securities Sold Under Agreements to Repurchase	(21,135)	925
Payables to Employees and Related Parties	12,062	(3,606)
Taxes Payable	448	(475)
Other Liabilities	(437)	(30)
Net Cash Provided by (Used in) Operating Activities	46,334	(12,674)
Cash Flows From Investing Activities
Investments Purchased	(224)	(8,107)
Distributions of Private Equity Investments	6,593	108
Marketable Securities:
Proceeds from Sales and Maturities	20,369	20,839
Purchases	(15,704)	(11,743)
Loans Receivable	(3,500)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(7,695)	(5,971)
Net Cash Provided by (Used in) Investing Activities	(161)	(4,874)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	307	49
Distributions to Noncontrolling Interests	(10,291)	(6,414)
Short-Term Borrowing	45,000	50,000
Repayment of Short-Term Borrowing	(45,000)	(50,000)
Purchase of Treasury Stock and Noncontrolling Interests	(123,639)	(94,459)
Excess Tax Benefits Associated with Equity-Based Awards	8,877	29,460
Dividends - Class A Stockholders	(22,703)	(17,878)
Net Cash Provided by (Used in) Financing Activities	(147,449)	(89,242)
Effect of Exchange Rate Changes on Cash	(805)	1,433
Net Increase (Decrease) in Cash and Cash Equivalents	(102,081)	(105,357)
Cash and Cash Equivalents-Beginning of Period	352,160	298,453
Cash and Cash Equivalents-End of Period	$250,079	$193,096

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$8,661	$6,400
Payments for Income Taxes	$16,841	$7,740
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$(610)	$3,530
Dividend Equivalents Issued	$3,295	$3,096
Settlement of Contingent Consideration	$—	$7,232
Receipt of Securities in Settlement of Accounts Receivable	$1,079	$63
Purchase of Noncontrolling Interest	$1,123	$7,100
Contingent Consideration Accrued	$5,039	$2,243
Reclassification from Redeemable Noncontrolling Interest to Noncontrolling Interest	$—	$27,477

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
Note 3 – Recent Accounting Pronouncements
ASU 2014-08 – In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 provides amendments to Accounting Standards Codification ("ASC") No. 205, “Presentation of Financial Statements”, and ASC 360, which change the requirements for reporting discontinued operations. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations and also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption permitted. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
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
The Company recognized $917 and $1,401 for the three and six months ended June 30, 2015, respectively, and $1,016 and $1,116 for the three and six months ended June 30, 2014, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
In May 2015, the Company entered into an agreement to acquire a 100% interest in Kuna & Co. KG, a Frankfurt-based investment banking advisory boutique.  The Company’s consideration for this transaction included the payment of €3,000, or $3,335, of cash at closing, as well as deferred and contingent cash consideration which will be settled at various dates through 2020. Payment of the contingent consideration is dependent on the business meeting certain revenue performance targets.  This transaction closed on July 2, 2015.
Special Charges
The Company recognized ($139) and $5,499 for the three and six months ended June 30, 2015, respectively, as Special Charges incurred related to separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business, and the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $2,940 and $5,884 for the three and six months ended June 30, 2015, respectively, and $77 and $241 for the three and six months ended June 30, 2014, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $938 and $1,876 for the three and six months ended June 30, 2015, respectively, and $1,486 and $3,250 for the three and six months ended June 30, 2014, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 5 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $1,674 and $2,887 for the three and six months ended June 30, 2015, respectively, and $4,196 and $9,075 for the three and six months ended June 30, 2014, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $11,010 and $10,484 as of June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015, the Company had $22,550 in subordinated borrowings, principally with an executive officer of the Company. See Note 10 for further information.
Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$6,396	$6	$3,145	$3,257	$6,354	$11	$2,173	$4,192
Debt Securities Carried by EGL	26,371	56	14	26,413	28,014	80	3	28,091
Mutual Funds	2,213	317	36	2,494	4,765	1,053	116	5,702
Total	$34,980	$379	$3,195	$32,164	$39,133	$1,144	$2,292	$37,985
Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$100	$100	$303	$305
Due after one year through five years	1,574	1,576	1,229	1,236
Due after five years through 10 years	—	—	100	101
Total	$1,674	$1,676	$1,632	$1,642
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at June 30, 2015.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($12) and ($23) for the three and six months ended June 30, 2015, respectively, and $279 and $294 for the three and six months ended June 30, 2014, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($187) and ($310) for the three and six months ended June 30, 2015, respectively, and ($104) and ($203) for the three and six months ended June 30, 2014, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($4) and $156 for the three and six months ended June 30, 2015, respectively, and $212 and $324 for the three and six months ended June 30, 2014, respectively.
Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.1 years, as of June 30, 2015, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of June 30, 2015 and December 31, 2014, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	June 30, 2015		December 31, 2014
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$46,470		$98,688
Securities Purchased Under Agreements to Resell	33,270	$33,274	7,669	$7,671
Total Assets	$79,740		$106,357
Liabilities
Securities Sold Under Agreements to Repurchase	$(79,784)	$(79,822)	$(106,499)	$(106,632)
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
On December 31, 2014, ECP II was terminated. The Company's investment at June 30, 2015 of $1,025 is comprised of remaining interest in the general partner, including $769 in cash, $78 in cash escrow balances, $66 in a seller note and $112 in securities.
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At June 30, 2015, unfunded commitments of EMP III were $4,676, including $429 due from the Company.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

A summary of the Company’s investment in the private equity funds as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
ECP II	$1,025	$4,043
Discovery Fund	3,711	2,867
EMCP II	8,697	12,630
EMCP III	7,009	7,272
CSI Capital	265	3,030
Trilantic IV	3,321	3,798
Trilantic V	2,957	2,911
Total Private Equity Funds	$26,985	$36,551
Net realized and unrealized gains on private equity fund investments were $1,815 and $1,326 for the three and six months ended June 30, 2015, respectively, and $4,023 and $3,962 for the three and six months ended June 30, 2014, respectively. During the six months ended June 30, 2015, ECP II, EMCP II, CSI Capital and Trilantic IV made distributions of $3,000, $3,194, $2,750 and $1,650, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2015, there was no previously distributed carried interest that was subject to repayment.
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
In 2013, EMP III amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51," and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, consolidating as a VIE had no impact on the assets and liabilities of the Company. The Company consolidated EMP III assets of $7,218 and liabilities of $150 at June 30, 2015 and assets of $7,327 and liabilities of $75 at December 31, 2014, in the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The assets retained by EMP III are for the benefit of the interest holders of EMP III and the liabilities are generally non-recourse to the Company.
Investment in Trilantic Capital Partners and Other
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During the six months ended June 30,

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

2015, $36 and $3 of this investment was allocated to Trilantic Fund V and IV, respectively. During 2014, $689 of this investment was allocated to Trilantic Fund V. During 2013, $825 and $29 of this investment was allocated to Trilantic Fund V and Trilantic Fund IV, respectively. From 2010 to 2012, $1,091 of this investment was allocated to Trilantic Fund IV. This investment had a balance of $13,416 and $13,455 as of June 30, 2015 and December 31, 2014, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $3,550 was unfunded at June 30, 2015. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in successor funds will be at amounts comparable to those of Trilantic Fund V.
In the second quarter of 2015, the Company received an equity security in a private company of $1,079 in exchange for advisory services. This investment is accounted for on the cost basis.
Equity Method Investments
A summary of the Company’s other investments accounted for under the equity method of accounting as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
G5 ǀ Evercore	$31,525	$32,756
ABS	40,056	43,825
Total	$71,581	$76,581
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
At June 30, 2015, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings (losses) of $708 and $651 for the three and six months ended June 30, 2015, respectively, and $817 and ($20) for the three and six months ended June 30, 2014, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At June 30, 2015, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,290 and $2,454 for the three and six months ended June 30, 2015, respectively, and $1,221 and $2,299 for the three and six months ended June 30, 2014, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $621 and $1,242 for the three and six months ended June 30, 2015, respectively, and $647 and $1,294 for the three and six months ended June 30, 2014, respectively.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at June 30, 2015 and December 31, 2014 are based on quoted market prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$33,317	$—	$33,317
Securities Investments (1)	4,581	1,676	—	6,257
Mutual Funds	2,494	—	—	2,494
Financial Instruments Owned and Pledged as Collateral at Fair Value	46,470	—	—	46,470
Total Assets Measured At Fair Value	$53,545	$34,993	$—	$88,538

	December 31, 2014
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$34,343	$—	$34,343
Securities Investments (1)	5,550	1,642	—	7,192
Mutual Funds	5,702	—	—	5,702
Financial Instruments Owned and Pledged as Collateral at Fair Value	98,688	—	—	98,688
Total Assets Measured At Fair Value	$109,940	$35,985	$—	$145,925

(1)
Includes $9,904 and $9,252 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, respectively.

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
The Company had no transfers between fair value levels during the six months ended June 30, 2015 or the year ended December 31, 2014.

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

		June 30, 2015
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$240,175	$240,175	$—	$—	$240,175
Securities Purchased Under Agreements to Resell	33,270	—	33,270	—	33,270
Accounts Receivable	124,671	—	124,671	—	124,671
Receivable from Employees and Related Parties	17,174	—	17,174	—	17,174
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Loans Receivable	3,500	—	3,500	—	3,500

Financial Liabilities:
Accounts Payable and Accrued Expenses	$35,676	$—	$35,676	$—	$35,676
Securities Sold Under Agreements to Repurchase	79,784	—	79,784	—	79,784
Payable to Employees and Related Parties	31,681	—	31,681	—	31,681
Notes Payable	106,285	—	128,543	—	128,543
Subordinated Borrowings	22,550	—	23,167	—	23,167

		December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$342,908	$342,908	$—	$—	$342,908
Securities Purchased Under Agreements to Resell	7,669	—	7,669	—	7,669
Accounts Receivable	136,280	—	136,280	—	136,280
Receivable from Employees and Related Parties	17,327	—	17,327	—	17,327
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,104	$—	$37,104	$—	$37,104
Securities Sold Under Agreements to Repurchase	106,499	—	106,499	—	106,499
Payable to Employees and Related Parties	18,875	—	18,875	—	18,875
Notes Payable	105,226	—	131,340	—	131,340
Subordinated Borrowings	22,550	—	22,550	—	22,550
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

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The fair value of the Company’s Subordinated Borrowings as of June 30, 2015 is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments. The carrying amount reported on the Unaudited Condensed Consolidated Statement of Financial Condition for Subordinated Borrowings approximated fair value as of December 31, 2014.
The fair value of the Closely-held Equity Security is based on recent comparable market transactions executed by the issuer.
The carrying amounts reported on the Unaudited Condensed Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivables from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payables to Employees and Related Parties, Assets Segregated for Bank Regulatory Requirements and Loans Receivable approximate fair value due to the short-term nature of these items.
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
As of June 30, 2015, the Company had $22,550 in subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings had a coupon of 5.5%, payable semi-annually.
Note 11 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on July 20, 2015, a quarterly cash dividend of $0.28 per share, to the holders of Class A Shares as of August 28, 2015, which will be paid on September 11, 2015. During the six months ended June 30, 2015, the Company declared and paid dividends of $0.56 per share, totaling $22,703.
Treasury Stock – During the six months ended June 30, 2015, the Company purchased 928 Class A Shares primarily from employees at values ranging from $47.56 to $52.85 per share, primarily for the net settlement of stock-based compensation awards, and 1,522 Class A Shares at market values ranging from $47.10 to $53.39 per share pursuant to the Company’s share

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

repurchase program. The result of these purchases was an increase in Treasury Stock of $123,639 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2015.
LP Units – During the six months ended June 30, 2015, 209 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $2 and $4,117, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2015.
During the six months ended June 30, 2015, the Company purchased 26 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $353 and a decrease to Additional Paid-In Capital of $770, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2015.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2015, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,752) and ($17,849), respectively.
Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 15% interest in Evercore LP, a 28% interest in ECB, a 38% interest in Evercore Wealth Management ("EWM"), a 34% equity interest in Atalanta Sosnoff Capital LLC ("Atalanta Sosnoff"), a 35% interest in Evercore Private Capital Advisory L.P. ("PCA"), a 38% interest in Institutional Equities ("IE") through October 31, 2014 and other private equity partnerships. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Unaudited Condensed Consolidated Statements of Operations. The Noncontrolling Interests for Evercore LP, EWM, Atalanta Sosnoff and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the six months ended June 30, 2015 and 2014 were as follows:

	For the Six Months Ended June 30,
	2015	2014
Beginning balance	$160,952	$60,577

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	7,215	8,245
Other comprehensive income (loss)	(681)	670
Total comprehensive income	6,534	8,915

Evercore LP Units Purchased or Converted into Class A Shares	(3,793)	(6,637)

Amortization and Vesting of LP Units/Interests	43,400	—

Other Items:
Distributions to Noncontrolling Interests	(10,291)	(6,414)
Net Reclassification to/from Redeemable Noncontrolling Interest	—	27,477
Issuance of Noncontrolling Interest	307	268
Other, net	—	338
Total other items	(9,984)	21,669

Ending balance	$197,109	$84,524
Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($131) and ($327) for the three and six months ended June 30, 2015, respectively, and $6 and $193 for the three and six months ended June 30, 2014, respectively, and Foreign Currency Translation Adjustment Gain

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(Loss), net, of $327 and ($354) for the three and six months ended June 30, 2015, respectively, and $431 and $477 for the three and six months ended June 30, 2014, respectively.
In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $3,404 and $4,014 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014, respectively.
During the six months ended June 30, 2015, the Company purchased 26 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $353 and a decrease to Additional Paid-In Capital of $770, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2015.

On May 22, 2014, the Company purchased 3 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for 119 Class A Shares and 11 LP Units of the Company, at a fair value of $7,100. This transaction resulted in an increase in the Company's ownership in EWM to 62%. In conjunction with this purchase, the Company amended the Amended and Restated Limited Liability Company Agreement of EWM. Per the amended agreement, the holders of certain EWM interests no longer have the option to redeem these capital interests for cash upon the event of the death or disability of the holder. Accordingly, the value of these interests had been reclassified from Redeemable Noncontrolling Interest to Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014. The above transactions had the effect of reducing Redeemable Noncontrolling Interest and Treasury Stock by $34,577 and $3,856, respectively, and increasing Noncontrolling Interest and Additional Paid-in Capital by $27,477 and $3,244, respectively, at June 30, 2014. These interests were reflected at their fair value of $34,577 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition at March 31, 2014. Changes in the fair value of these redeemable noncontrolling interests resulted in a decrease to Additional Paid-in Capital of $3,530 for the six months ended June 30, 2014.
Note 13 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three and six months ended June 30, 2015 and 2014 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$10,764	$24,265	$15,064	$34,833
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units ("RSUs")	36,445	35,744	36,584	35,208
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.30	$0.68	$0.41	$0.99
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$10,764	$24,265	$15,064	$34,833
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)	(a)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$10,764	$24,265	$15,064	$34,833
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	36,445	35,744	36,584	35,208
Assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	1,804	2,718	2,029	3,095
Shares that are contingently issuable (b)	813	130	768	166
Assumed conversion of Warrants issued	3,103	3,268	3,098	3,312
Diluted weighted average shares of Class A common stock outstanding	42,165	41,860	42,479	41,781
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.26	$0.58	$0.35	$0.83

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one for one basis. During the three and six months ended June 30, 2015 and 2014, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,712 and 6,752 for the three and six months ended June 30, 2015, respectively, and 4,719 and 4,901 for the three and six months ended June 30, 2014, respectively. The adjustment to the numerator, Diluted net income attributable to Class A common shareholders, if the effect would have been dilutive,

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

would have been $2,132 and $2,815 for the three and six months ended June 30, 2015, respectively, and $3,197 and $4,786 for the three and six months ended June 30, 2014, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E limited partnership units of Evercore LP ("Class E LP Units") are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

(b)
At June 30, 2015, the Company has outstanding Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") which are contingently exchangeable into Class E LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. See Note 14 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, the Company’s Class G and H LP Interests will be included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that will be included in diluted weighted average Class A Shares outstanding will be based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. For the three and six months ended June 30, 2015, 813 and 768 of these interests, respectively, were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted EPS.

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
Note 14 – Share-Based and Other Deferred Compensation

Equity Grants
During the six months ended June 30, 2015, the Company granted employees 2,444 RSUs that are Service-based Awards. Service-based Awards granted during the six months ended June 30, 2015 had grant date fair values of $48.41 to $54.42 per share. During the six months ended June 30, 2015, 2,096 Service-based Awards vested and 144 Service-based Awards were forfeited.
Compensation expense related to Service-based Awards was $27,465 and $54,960 for the three and six months ended June 30, 2015, respectively, and $24,847 and $47,091 for the three and six months ended June 30, 2014, respectively.

Deferred Cash Program
The Company's deferred compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. Compensation expense related to this deferred compensation program was $448 and $1,008 for the three and six months ended June 30, 2015, respectively, and $946 and $1,840 for the three and six months ended June 30, 2014, respectively.
Acquisition-related LP Units

Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investments ("ISI") in 2014, the Company issued Class E LP Units and Class G and H LP Interests which are treated as compensation. The Class E LP Units issued includes 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that were unvested and will vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested, subject to continued employment with the Company. The units will become exchangeable into Class A Shares of the Company subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $4,893 and $9,961 for the three and six months ended June 30, 2015, respectively.
The Company also issued 538 vested and 540 unvested Class G LP Interests in 2014, which will vest ratably on February 15, 2016, 2017 and 2018, and 2,044 vested and 2,051 unvested Class H LP Interests in 2014, which will vest ratably on February 15, 2018, 2019 and 2020. The Company’s vested Class G LP Interests will become exchangeable in February 2016, 2017 and 2018 if certain earnings before interest and taxes, excluding underwriting, ("Management Basis EBIT") margin thresholds, within a range of 12% to 16%, are achieved for the calendar year preceding the date the interests become

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

exchangeable. The Company’s vested Class H LP Interests will become exchangeable in February 2018, 2019 and 2020 if certain average Management Basis EBIT and Management Basis EBIT margin thresholds, within ranges of $8,000 to $48,000 and 7% to 17%, respectively, are achieved for the three calendar years preceding the date the interests become exchangeable. The amount of Class H LP Interests which become exchangeable are scaled to the threshold levels achieved.
Based on Evercore ISI’s results for the first six months of 2015, the anticipated seasonality of results in the equities business and the anticipated impact of certain efficiency initiatives identified and executed during the period, the Company determined that the achievement of certain of the performance thresholds for the Class G and H LP Interests was probable at June 30, 2015. This determination was based on an assumed Management Basis EBIT margin of 15% and annual Management Basis EBIT over the performance period of $32,800 for Evercore ISI. Accordingly, $13,170 and $33,313 of expense was recorded for the three and six months ended June 30, 2015, respectively, for the Class G and H LP Interests.

Other Acquisition Related
Lexicon - Compensation expense related to the Lexicon Acquisition-related Awards and deferred cash consideration was $622 and $330, respectively, for the three months ended June 30, 2015, and $1,237 and $301, respectively, for the six months ended June 30, 2015. Compensation expense related to the Lexicon Acquisition-related Awards and deferred cash consideration was $1,757 and $767, respectively, for the three months ended June 30, 2014, and $3,998 and $1,699, respectively, for the six months ended June 30, 2014.

Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A Shares, at the Company's discretion, in the two years following the performance period, to Senior Managing Directors employed by the Company at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. Compensation expense related to these awards was $1,530 and $3,043 for the three and six months ended June 30, 2015, respectively, and $1,032 and $2,143 for the three and six months ended June 30, 2014, respectively.
Other
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $4,371 and $8,951 for the three and six months ended June 30, 2015, respectively, and $3,003 and $5,650 for the three and six months ended June 30, 2014, respectively. The remaining unamortized amount of these awards was $23,579 as of June 30, 2015.

The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $2,188 and $3,795 for the three and six months ended June 30, 2015, respectively, and $1,198 and $4,589 for the three and six months ended June 30, 2014, respectively. In conjunction with these arrangements, the Company distributed cash payments of $321 and $1,531 for the three and six months ended June 30, 2015, respectively, and $521 and $3,002 for the three and six months ended June 30, 2014, respectively. The Company also granted separation benefits to certain employees, resulting in expense included in Special Charges of approximately ($102) and $1,863 for the three and six months ended June 30, 2015, respectively. In conjunction with these arrangements, the Company distributed cash payments of $487 for the three and six months ended June 30, 2015. See Note 4 for further information.
Note 15 – Commitments and Contingencies
For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $8,488 and $17,359 for the three and six months ended June 30, 2015, respectively, and $6,895 and $13,279 for the three and six months ended June 30, 2014, respectively.
Other Commitments – As of June 30, 2015, the Company had unfunded commitments for capital contributions of $8,504 to private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
The Company also has additional commitments related to its redeemable noncontrolling interests. See Note 12 for further information.
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At June 30, 2015, the Company had a remaining commitment for contingent consideration related to its acquisition of Protego in 2006, as well as commitments related to its acquisition of a boutique advisory business in 2014 and its acquisition of Kuna & Co. KG in July 2015.
Under the terms of the acquisition agreement for Protego, the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. During 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of June 30, 2015, the Company recorded Goodwill of $1,862 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $3,711 at June 30, 2015. See Note 8 for further information.
On June 26, 2015, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $75,000, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bear interest at the prime rate. The facility was renewed on June 26, 2015 and the maturity date was extended to June 27, 2016. The Company drew down $45,000 on this facility on February 5, 2015, which was repaid as of June 30, 2015.
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis Partners ("Luminis"), the Company committed to loan Luminis $5,500. The Company paid Luminis $3,500 pursuant to the loan agreement during the six months ended June 30, 2015, which is included within Other Assets on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2015, with the remaining $2,000 due from the Company on demand. The Company may acquire a 20% interest in Luminis in 2017.
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
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of June 30, 2015 and December 31, 2014 was $82,700 and $74,080, respectively, which exceeded the minimum net capital requirement by $82,450 and $73,830, respectively.
ISI L.L.C. is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the Alternative Net Capital Requirement, ISI L.L.C.'s minimum net capital requirement is $250. ISI L.L.C.’s regulatory net capital as of June 30, 2015 and December 31, 2014 was $12,565 and $7,548, respectively, which exceeded the minimum net capital requirement by $12,315 and $7,298, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2015.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of June 30, 2015.
Note 17 – Income Taxes
The Company’s Provision for Income Taxes was $16,723 and $22,935 for the three and six months ended June 30, 2015, respectively, and $15,387 and $22,950 for the three and six months ended June 30, 2014, respectively. The effective tax rate was 51% for the three and six months ended June 30, 2015 and 34% and 35% for the three and six months ended June 30, 2014, respectively. The effective tax rate for 2015 and 2014 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests in 2015, as well as the noncontrolling interest associated with LP Units and other adjustments.
The Company reported an increase in deferred tax assets of $461 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $1,220 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2015. The Company reported a decrease in deferred tax assets of $552 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $1,453 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2014.
As of June 30, 2015, the Company had no unrecognized tax benefits.
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
The Company’s segment information for the three and six months ended June 30, 2015 and 2014 is prepared using the following methodology:

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
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs associated with the vesting of Class E LP Units and Class G and H LP Interests issued in conjunction with the acquisition of ISI and certain other related awards.

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

•
Acquisition and Transition Costs - Includes professional fees for legal and other services incurred related to the Company’s acquisition of all of the outstanding equity interests of the operating businesses of ISI, as well as costs related to transitioning ISI’s infrastructure.

The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.

No client accounted for more than 10% of the Company’s consolidated Net Revenues for the three and six months ended June 30, 2015.
The following information presents each segment’s contribution.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Investment Banking
Net Revenues (1)	$244,377	$191,323	$460,957	$319,174
Operating Expenses	194,271	148,751	365,635	254,283
Other Expenses (2)	22,802	4,237	55,037	7,451
Operating Income	27,304	38,335	40,285	57,440
Income from Equity Method Investments	803	813	766	503
Pre-Tax Income	$28,107	$39,148	$41,051	$57,943
Identifiable Segment Assets	$848,750	$671,290	$848,750	$671,290
Investment Management
Net Revenues (1)	$23,719	$26,373	$45,122	$47,635
Operating Expenses	19,819	21,591	39,775	41,162
Other Expenses (2)	93	82	3,523	164
Operating Income	3,807	4,700	1,824	6,309
Income from Equity Method Investments	1,195	1,225	2,339	1,776
Pre-Tax Income	$5,002	$5,925	$4,163	$8,085
Identifiable Segment Assets	$450,797	$476,607	$450,797	$476,607
Total
Net Revenues (1)	$268,096	$217,696	$506,079	$366,809
Operating Expenses	214,090	170,342	405,410	295,445
Other Expenses (2)	22,895	4,319	58,560	7,615
Operating Income	31,111	43,035	42,109	63,749
Income from Equity Method Investments	1,998	2,038	3,105	2,279
Pre-Tax Income	$33,109	$45,073	$45,214	$66,028
Identifiable Segment Assets	$1,299,547	$1,147,897	$1,299,547	$1,147,897

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Investment Banking (A)	$(2,173)	$(928)	$(3,231)	$(1,581)
Investment Management (B)	(786)	(428)	(1,464)	(1,081)
Total Other Revenue, net	$(2,959)	$(1,356)	$(4,695)	$(2,662)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Senior Notes, subordinated borrowings and line of credit of $1,793 and $3,437 for the three and six months ended June 30, 2015, respectively, and $1,105 and $2,210 for the three and six months ended June 30, 2014, respectively.

(B)
Investment Management Other Revenue, net, includes interest expense on the Senior Notes and line of credit of $959 and $1,912 for the three and six months ended June 30, 2015, respectively, and $932 and $1,864 for the three and six months ended June 30, 2014, respectively.

(2)	Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$18,193	$—	$44,143	$—
Other Acquisition Related Compensation Charges	952	2,565	1,537	5,779
Special Charges	(139)	—	2,151	—
Intangible Asset and Other Amortization	2,890	—	5,816	—
Professional Fees	—	1,672	—	1,672
Acquisition and Transition Costs	906	—	1,390	—
Total Investment Banking	22,802	4,237	55,037	7,451
Investment Management
Special Charges	—	—	3,348	—
Acquisition and Transition Costs	11	—	11	—
Intangible Asset and Other Amortization	82	82	164	164
Total Investment Management	93	82	3,523	164
Total Other Expenses	$22,895	$4,319	$58,560	$7,615
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net Revenues: (1)
United States	$203,186	$142,502	$365,008	$250,429
Europe and Other	56,927	47,997	128,138	84,785
Latin America	10,942	28,553	17,628	34,257
Total	$271,055	$219,052	$510,774	$369,471
(1) Excludes Other Revenue and Interest Expense.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company’s total assets are located in the following geographical areas:

	June 30, 2015	December 31, 2014
Total Assets:
United States	$970,784	$1,099,363
Europe and Other	173,340	160,934
Latin America	155,423	186,259
Total	$1,299,547	$1,446,556

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Other Expenses
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs associated with the vesting of Class E LP Units and Class G and H LP Interests issued in conjunction with the acquisition of ISI and certain other related awards.

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

•
Acquisition and Transition Costs - Includes professional fees for legal and other services incurred related to the Company’s acquisition of all of the outstanding equity interests of the operating businesses of ISI, as well as costs related to transitioning ISI’s infrastructure.

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
Results of Operations
The following is a discussion of our results from operations for the three and six months ended June 30, 2015 and 2014. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$246,550	$192,251	28%	$464,188	$320,755	45%
Investment Management Revenue	24,505	26,801	(9%)	46,586	48,716	(4%)
Other Revenue	1,852	2,622	(29%)	4,559	4,691	(3%)
Total Revenues	272,907	221,674	23%	515,333	374,162	38%
Interest Expense	4,811	3,978	21%	9,254	7,353	26%
Net Revenues	268,096	217,696	23%	506,079	366,809	38%
Expenses
Operating Expenses	214,090	170,342	26%	405,410	295,445	37%
Other Expenses	22,895	4,319	430%	58,560	7,615	669%
Total Expenses	236,985	174,661	36%	463,970	303,060	53%
Income Before Income from Equity Method Investments and Income Taxes	31,111	43,035	(28%)	42,109	63,749	(34%)
Income from Equity Method Investments	1,998	2,038	(2%)	3,105	2,279	36%
Income Before Income Taxes	33,109	45,073	(27%)	45,214	66,028	(32%)
Provision for Income Taxes	16,723	15,387	9%	22,935	22,950	—%
Net Income	16,386	29,686	(45%)	22,279	43,078	(48%)
Net Income Attributable to Noncontrolling Interest	5,622	5,421	4%	7,215	8,245	(12%)
Net Income Attributable to Evercore Partners Inc.	$10,764	$24,265	(56%)	$15,064	$34,833	(57%)
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.26	$0.58	(55%)	$0.35	$0.83	(58%)

As of June 30, 2015 and 2014 we employed approximately 1,340 and 1,030 people, respectively, worldwide.
Three Months Ended June 30, 2015 versus June 30, 2014
Net Revenues were $268.1 million for the three months ended June 30, 2015, an increase of $50.4 million, or 23%, versus Net Revenues of $217.7 million for the three months ended June 30, 2014. Investment Banking Revenue increased 28% and Investment Management Revenue decreased 9% compared to the three months ended June 30, 2014. Investment Banking Revenue includes the results of ISI following its acquisition on October 31, 2014. See the segment discussion below for further information. Other Revenue for the three months ended June 30, 2015 was 29% lower than for the three months ended June 30, 2014 primarily as a result of foreign exchange fluctuations. Net Revenues include interest expense on our Senior Notes.
Total Operating Expenses were $214.1 million for the three months ended June 30, 2015, as compared to $170.3 million for the three months ended June 30, 2014, an increase of $43.7 million, or 26%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $154.0 million for the three months ended June 30, 2015, an increase of $27.2 million, or 21%, versus expense of $126.8 million for the three months ended June 30, 2014. The increase was primarily due to the acquisition of ISI and other increased compensation costs resulting from the expansion of our businesses, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $60.1 million for the three months ended June 30, 2015, an increase of $16.6 million, or 38%, over non-compensation operating expenses of $43.5 million for the three months ended June 30, 2014. Non-compensation operating expenses increased compared to the three months ended June 30, 2014 primarily driven by the acquisition of ISI, as well as increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Total Other Expenses of $22.9 million for the three months ended June 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $18.2 million, primarily related to units and interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.0 million, special charges of ($0.1) million, acquisition and transition costs of $0.9 million and intangible asset and other amortization of $3.0 million.

Total Other Expenses of $4.3 million for the three months ended June 30, 2014 included other acquisition related compensation costs of $2.6 million, professional fees of $1.7 million and amortization of intangible assets of $0.1 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 65% for the three months ended June 30, 2015, compared to 59% for the three months ended June 30, 2014.
Income from Equity Method Investments was $2.0 million for the three months ended June 30, 2015, a decrease of 2% as compared to the three months ended June 30, 2014. The decrease was a result of a decrease in earnings from G5 ǀ Evercore.
The provision for income taxes for the three months ended June 30, 2015 was $16.7 million, which reflected an effective tax rate of 51%. The provision for income taxes for the three months ended June 30, 2014 was $15.4 million, which reflected an effective tax rate of 34%.  The provision for income taxes for 2015 and 2014 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests in 2015, as well as the noncontrolling interest associated with LP Units and other adjustments.
Noncontrolling Interest was $5.6 million for the three months ended June 30, 2015 compared to $5.4 million for the three months ended June 30, 2014.
Six Months Ended June 30, 2015 versus June 30, 2014
Net Revenues were $506.1 million for the six months ended June 30, 2015, an increase of $139.3 million, or 38%, versus Net Revenues of $366.8 million for the six months ended June 30, 2014. Investment Banking Revenue increased 45% and Investment Management Revenue decreased 4% compared to the six months ended June 30, 2014. Other Revenue for the six months ended June 30, 2015 was 3% lower than for the six months ended June 30, 2014 primarily as a result of foreign exchange fluctuations. See the segment discussion below for further information. Net Revenues include interest expense on our Senior Notes.
Total Operating Expenses were $405.4 million for the six months ended June 30, 2015, as compared to $295.4 million for the six months ended June 30, 2014, an increase of $110.0 million, or 37%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $290.6 million for the six months ended June 30, 2015, an increase of $75.6 million, or 35%, versus expense of $215.0 million for the six months ended June 30, 2014. The increase was primarily due to the acquisition of ISI and other increased compensation costs resulting from the expansion of our businesses, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $114.8 million for the six months ended June 30, 2015, an increase of $34.4 million, or 43%, over non-compensation operating expenses of $80.4 million for the six months ended June 30, 2014. Non-compensation operating expenses increased compared to the six months ended June 30, 2014 primarily driven by the acquisition of ISI, as well as increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Total Other Expenses of $58.6 million for the six months ended June 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $44.1 million, primarily related to units and interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, special charges of $5.5 million, acquisition and transition costs of $1.4 million and intangible asset and other amortization of $6.0 million. Total Other Expenses of $7.6 million for the six months ended June 30, 2014 included other acquisition related compensation costs of $5.8 million, professional fees of $1.7 million and amortization of intangible assets of $0.2 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66% for the six months ended June 30, 2015, compared to 60% for the six months ended June 30, 2014.
Income from Equity Method Investments was $3.1 million for the six months ended June 30, 2015, as compared to $2.3 million for the six months ended June 30, 2014. The increase was a result of an increase in earnings from ABS and G5 ǀ Evercore.
The provision for income taxes for the six months ended June 30, 2015 was $22.9 million, which reflected an effective tax rate of 51%. The provision for income taxes for the six months ended June 30, 2014 was $23.0 million, which reflected an effective tax rate of 35%.  The provision for income taxes for 2015 and 2014 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests in 2015, as well as the noncontrolling interest associated with LP Units and other adjustments.
Noncontrolling Interest was $7.2 million for the six months ended June 30, 2015 compared to $8.2 million for the six months ended June 30, 2014.

Impairment of Assets
During the second quarter of 2015, the Company’s Institutional Asset Management segment experienced continued net outflows of AUM that were not anticipated at the time of the Company’s annual impairment assessment, as well as an unanticipated change in the fee rate earned on one of Atalanta Sosnoff’s products. As a result, the Company determined that this met the criteria for a Step 1 impairment assessment required by ASC 350, “Goodwill and Other Intangible Assets”, for the goodwill in its Institutional Asset Management reporting unit as of April 30, 2015. We concluded that the fair value of our Institutional Asset Management reporting unit exceeded its carrying value by 8% as of April 30, 2015, in comparison to 11% as of November 30, 2014.  The decrease in excess fair value from prior year primarily reflects lower forecasted earnings for our Institutional Asset Management businesses.
The amount of Goodwill allocated to the Institutional Asset Management reporting unit was $94.7 million as of April 30, 2015, of which a portion is related to noncontrolling interest. In determining the fair value of this reporting unit, we utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 15%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a stabilization of AUM flows by the end of 2015, with AUM from client flows beginning to increase in the first half of 2016 and, over the longer term, assumes a compound annual growth rate in revenues of 9% from the trailing twelve month period ended April 30, 2015.
We used our best judgment and the information available to us at the time to perform this valuation. Because assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. We estimate that an assumed 3% decrease in forecasted AUM and related revenue throughout the entire forecasted period, would result in the fair value of the Institutional Asset Management reporting unit to be below its book value. Deterioration in these assumptions, including a period of sustained decline in the equity markets, would cause the estimated fair value of the reporting unit to decline, which may result in an impairment charge to earnings in a future period related to some portion of the associated goodwill. If a charge for impairment of goodwill in the Institutional Asset Management reporting unit were required in a future period, it would be allocated, in part, to noncontrolling interest.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$172,288	$175,238	(2%)	$331,090	$291,690	14%
Commissions and Related Fees	53,031	7,513	606%	106,099	15,769	573%
Underwriting Fees	21,231	9,500	123%	26,999	13,296	103%
Total Investment Banking Revenue (1)	246,550	192,251	28%	464,188	320,755	45%
Other Revenue, net (2)	(2,173)	(928)	(134%)	(3,231)	(1,581)	(104%)
Net Revenues	244,377	191,323	28%	460,957	319,174	44%
Expenses
Operating Expenses	194,271	148,751	31%	365,635	254,283	44%
Other Expenses	22,802	4,237	438%	55,037	7,451	639%
Total Expenses	217,073	152,988	42%	420,672	261,734	61%
Operating Income (3)	27,304	38,335	(29%)	40,285	57,440	(30%)
Income from Equity Method Investments	803	813	(1%)	766	503	52%
Pre-Tax Income	$28,107	$39,148	(28%)	$41,051	$57,943	(29%)

(1)
Includes client related expenses of $4.3 million and $8.0 million for the three and six months ended June 30, 2015, respectively, and $4.5 million and $7.0 million for the three and six months ended June 30, 2014, respectively.

(2)
Includes interest expense on the Senior Notes, subordinated borrowings and line of credit of $1.8 million and $3.4 million for the three and six months ended June 30, 2015, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2014, respectively.

(3)
Includes Noncontrolling Interest of $0.4 million and $0.1 million for the three and six months ended June 30, 2015, respectively, and ($0.7) million and ($1.5) million for the three and six months ended June 30, 2014, respectively.

For the three months ended June 30, 2015, the dollar value of North American announced and completed M&A activity increased 54% and 43%, respectively, compared to the three months ended June 30, 2014, while the dollar value of Global announced and completed M&A activity for the three months ended June 30, 2015 each increased 42% compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, the dollar value of North American announced and completed M&A activity increased 58% and 14%, respectively, compared to the six months ended June 30, 2014, while the dollar value of Global announced and completed M&A activity for the six months ended June 30, 2015 increased 42% and 34%, respectively, compared to the six months ended June 30, 2014:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$648	$420	54%	$1,041	$659	58%
Value of North American M&A Deals Completed	$328	$229	43%	$665	$585	14%
Value of Global M&A Deals Announced	$1,388	$978	42%	$2,222	$1,562	42%
Value of Global M&A Deals Completed	$741	$521	42%	$1,474	$1,104	34%
Evercore Statistics **
Total Number of Fee Paying Advisory Clients	179	150	19%	261	215	21%
Investment Banking Fees of at Least $1 million from Advisory Clients	42	40	5%	77	72	7%

*	Source: Thomson Reuters July 1, 2015

**	Includes revenue generating clients only
Investment Banking Results of Operations
Three Months Ended June 30, 2015 versus June 30, 2014
Net Investment Banking Revenues were $244.4 million for the three months ended June 30, 2015 compared to $191.3 million for the three months ended June 30, 2014, which represented an increase of 28%. We earned advisory fees from 179 clients for the three months ended June 30, 2015 compared to 150 for the three months ended June 30, 2014, representing a 19% increase. We had 42 fees in excess of $1.0 million for the three months ended June 30, 2015, compared to 40 for the three months ended June 30, 2014, representing a 5% increase. The increase in revenues from the three months ended June 30, 2014 primarily reflects an increase in our Commissions and Related Fees following our acquisition of ISI on October 31, 2014 and an increase in Underwriting Fees in our U.S. and Mexico businesses.
Operating Expenses were $194.3 million for the three months ended June 30, 2015 compared to $148.8 million for the three months ended June 30, 2014, an increase of $45.5 million, or 31%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $140.6 million for the three months ended June 30, 2015, as compared to $112.1 million for the three months ended June 30, 2014, an increase of $28.5 million, or 25%. The increase was primarily due to the acquisition of ISI and other increased compensation costs resulting from the expansion of our businesses, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $53.7 million for the three months ended June 30, 2015, as compared to $36.7 million for the three months ended June 30, 2014, an increase of $17.0 million, or 46%. Non-compensation operating expenses increased from the prior year primarily driven by the acquisition of ISI, as well as increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $22.8 million for the three months ended June 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $18.2 million, primarily related to units and interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.0 million, special charges of ($0.1) million, intangible asset and other amortization of $2.9 million and acquisition and transition costs of $0.9 million. Other Expenses of $4.2 million for the three months ended June 30, 2014 included other acquisition related compensation costs of $2.6 million and professional fees of $1.7 million.

Six Months Ended June 30, 2015 versus June 30, 2014
Net Investment Banking Revenues were $461.0 million for the six months ended June 30, 2015 compared to $319.2 million for the six months ended June 30, 2014, which represented an increase of 44%. We earned advisory fees from 261 clients for the six months ended June 30, 2015 compared to 215 for the six months ended June 30, 2014, representing a 21% increase. We had 77 fees in excess of $1.0 million for the six months ended June 30, 2015, compared to 72 for the six months ended June 30, 2014, representing a 7% increase. The increase in revenues from the six months ended June 30, 2014 primarily reflects an increase in our Commissions and Related Fees following our acquisition of ISI on October 31, 2014 and an increase in Advisory fees.
Operating Expenses were $365.6 million for the six months ended June 30, 2015 compared to $254.3 million for the six months ended June 30, 2014, an increase of $111.4 million, or 44%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $262.6 million for the six months ended June 30, 2015, as compared to $187.6 million for the six months ended June 30, 2014, an increase of $75.0 million, or 40%.The increase was primarily due to the acquisition of ISI and other increased compensation costs resulting from the expansion of our businesses, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $103.0 million for the six months ended June 30, 2015, as compared to $66.7 million for the six months ended June 30, 2014, an increase of $36.3 million, or 54%. Non-compensation operating expenses increased from the prior year primarily driven by the acquisition of ISI, as well as increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $55.0 million for the six months ended June 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $44.1 million, primarily related to units and interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, special charges of $2.2 million, intangible asset and other amortization of $5.8 million and acquisition and transition costs of $1.4 million. Other Expenses of $7.5 million for the six months ended June 30, 2014 included other acquisition related compensation costs of $5.8 million and professional fees of $1.7 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$8,733	$7,519	16%	$17,178	$14,686	17%
Institutional Asset Management	11,721	11,503	2%	22,814	22,644	1%
Private Equity	1,414	2,024	(30%)	2,822	4,049	(30%)
Total Investment Advisory and Management Fees	21,868	21,046	4%	42,814	41,379	3%
Realized and Unrealized Gains:
Institutional Asset Management	822	1,732	(53%)	2,446	3,375	(28%)
Private Equity	1,815	4,023	(55%)	1,326	3,962	(67%)
Total Realized and Unrealized Gains	2,637	5,755	(54%)	3,772	7,337	(49%)
Investment Management Revenue (1)	24,505	26,801	(9%)	46,586	48,716	(4%)
Other Revenue, net (2)	(786)	(428)	(84%)	(1,464)	(1,081)	(35%)
Net Investment Management Revenues	23,719	26,373	(10%)	45,122	47,635	(5%)
Expenses
Operating Expenses	19,819	21,591	(8%)	39,775	41,162	(3%)
Other Expenses	93	82	13%	3,523	164	NM
Total Expenses	19,912	21,673	(8%)	43,298	41,326	5%
Operating Income (3)	3,807	4,700	(19%)	1,824	6,309	(71%)
Income from Equity Method Investments (4)	1,195	1,225	(2%)	2,339	1,776	32%
Pre-Tax Income	$5,002	$5,925	(16%)	$4,163	$8,085	(49%)

(1)
Includes transaction-related client reimbursements of $0.01 million for the six months ended June 30, 2015 and $0.01 million and $0.02 million for the three and six months ended June 30, 2014, respectively.

(2)
Includes interest expense on the Senior Notes and line of credit of $1.0 million and $1.9 million for the three and six months ended June 30, 2015, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2014, respectively.

(3)
Includes Noncontrolling Interest of $0.8 million and $1.4 million for the three and six months ended June 30, 2015, respectively, and $1.3 million and $2.7 million for the three and six months ended June 30, 2014, respectively.

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
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of June 30, 2015, there was no previously distributed carried interest that was subject to repayment.
We made investments accounted for under the equity method of accounting in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.
Assets Under Management
AUM for our Investment Management business of $14.1 billion at June 30, 2015 increased slightly compared to $14.0 billion at December 31, 2014. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 67% and 66% of Level I investments and 33% and 34% of Level II investments as of June 30, 2015 and December 31, 2014, respectively, and Institutional Asset Management maintained 86% and 87% of Level I investments and 14% and 13% of Level II investments as of June 30, 2015 and December 31, 2014, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.
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
The following table summarizes AUM activity for the six months ended June 30, 2015:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2014	$5,665	$8,067	$316	$14,048
Inflows	589	919	1	1,509
Outflows	(230)	(1,218)	(13)	(1,461)
Market Appreciation (Depreciation)	41	(60)	—	(19)
Balance at June 30, 2015	$6,065	$7,708	$304	$14,077

Unconsolidated Affiliates - Balance at June 30, 2015:
G5 ǀ Evercore	$2,009	$—	$—	$2,009
ABS	$—	$5,004	$—	$5,004

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of June 30, 2015:

	Wealth Management	Institutional Asset Management
Equities	59%	61%
Fixed Income	33%	35%
Liquidity (1)	7%	3%
Alternatives	1%	1%
Total	100%	100%
(1) Includes cash, cash equivalents and U.S. Treasury securities.
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
For the six months ended June 30, 2015, AUM for Wealth Management increased 7%, reflecting a 6% increase due to flows and a 1% increase due to market appreciation. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by 4% during the period and tracked the fixed income composite. For the period, the S&P 500 was up 1%, while the fixed income composite increased by 40 basis points.
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
For the six months ended June 30, 2015, AUM for Institutional Asset Management decreased 4%, primarily reflecting a 3% decrease due to flows and a 1% decrease due to market depreciation. This reflects a decrease in AUM for Atalanta Sosnoff, partially offset by an increase in AUM for ECB. ECB's AUM increase primarily reflects net inflows, partially offset by the impact of the fluctuation of foreign currency. AUM for Atalanta Sosnoff decreased primarily related to negative flows, as their three year performance continued to lag the benchmarks.
Our Private Equity business includes the assets of funds which our Private Equity professionals manage. These funds include ECP II (terminated on December 31, 2014), the Discovery Fund, EMCP II and EMCP III. AUM for Private Equity decreased 4% for the six months ended June 30, 2015 from net outflows related to the continued wind-down of the U.S. Private Equity business.
AUM from our unconsolidated affiliates increased from December 31, 2014 primarily related to positive performance in ABS.
Three Months Ended June 30, 2015 versus June 30, 2014
Net Investment Management Revenues were $23.7 million for the three months ended June 30, 2015, compared to $26.4 million for the three months ended June 30, 2014. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services increased 4% from the three months ended June 30, 2014, primarily reflecting an increase in AUM in Wealth Management, partially offset by a decrease in Private Equity fees. Fee-based revenues included $0.3 million of revenues from performance fees during the three months ended June 30, 2015 compared to $0.2 million during the three months ended June 30, 2014. Realized and Unrealized Gains decreased 54% from the prior year primarily resulting from lower gains in our private equity funds. Income from Equity Method Investments decreased from the three months ended June 30, 2014 as a result of a decrease in earnings from our investment in G5 ǀ Evercore.

Operating Expenses were $19.8 million for the three months ended June 30, 2015, as compared to $21.6 million for the three months ended June 30, 2014, a decrease of $1.8 million, or 8%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $13.4 million for the three months ended June 30, 2015, as compared to $14.7 million for the three months ended June 30, 2014, a decrease of $1.3 million, or 9%. The decrease was due primarily to lower discretionary incentive compensation. Non-compensation expenses, as a component of Operating Expenses, were $6.4 million for the three months ended June 30, 2015, as compared to $6.9 million for the three months ended June 30, 2014, a decrease of $0.5 million, or 7%.
Other Expenses of $0.1 million for the three months ended June 30, 2015 included acquisition and transition costs of $0.01 million and intangible asset and other amortization of $0.1 million. Other Expenses of $0.1 million for the three months ended June 30, 2014 were related to amortization of intangible assets.
Six Months Ended June 30, 2015 versus June 30, 2014
Net Investment Management Revenues were $45.1 million for the six months ended June 30, 2015, compared to $47.6 million for the six months ended June 30, 2014. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services increased 3% from the six months ended June 30, 2014, primarily reflecting an increase in AUM in Wealth Management, partially offset by a decrease in Private Equity fees. Fee-based revenues included $0.4 million of revenues from performance fees during the six months ended June 30, 2015 compared to $0.2 million during the six months ended June 30, 2014. Realized and Unrealized Gains decreased 49% from the prior year primarily resulting from lower gains in our private equity funds. Income from Equity Method Investments increased from the six months ended June 30, 2014 as a result of an increase in earnings from our investments in ABS and G5 ǀ Evercore.
Operating Expenses were $39.8 million for the six months ended June 30, 2015, as compared to $41.2 million for the six months ended June 30, 2014, a decrease of $1.4 million, or 3%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $28.0 million for the six months ended June 30, 2015, as compared to $27.4 million for the six months ended June 30, 2014, an increase of $0.6 million, or 2%. Non-compensation expenses, as a component of Operating Expenses, were $11.8 million for the six months ended June 30, 2015, as compared to $13.8 million for the six months ended June 30, 2014, a decrease of $2.0 million, or 14%.
Other Expenses of $3.5 million for the six months ended June 30, 2015 included special charges of $3.3 million, acquisition and transition costs of $0.01 million and intangible asset and other amortization of $0.2 million. Other Expenses of $0.2 million for the six months ended June 30, 2014 were related to amortization of intangible assets.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our Senior Notes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with certain fees being collected in a period exceeding one year. Management fees from our private equity investment management activities are generally billed in advance but collected at the end of a half year period from billing. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our line of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$22,279	$43,078
Non-cash charges	135,114	81,686
Other operating activities	(111,059)	(137,438)
Operating activities	46,334	(12,674)
Investing activities	(161)	(4,874)
Financing activities	(147,449)	(89,242)
Effect of exchange rate changes	(805)	1,433
Net Increase (Decrease) in Cash and Cash Equivalents	(102,081)	(105,357)
Cash and Cash Equivalents
Beginning of Period	352,160	298,453
End of Period	$250,079	$193,096
Six Months Ended June 30, 2015. Cash and Cash Equivalents were $250.1 million at June 30, 2015, a decrease of $102.1 million versus Cash and Cash Equivalents of $352.2 million at December 31, 2014. Operating activities resulted in a net inflow of $46.3 million, primarily related to earnings, partially offset by a decrease in accrued compensation and benefits. Cash of $0.2 million was used in investing activities primarily related to loans receivable and purchases of furniture, equipment and leasehold improvements, partially offset by distributions from private equity investments and net proceeds from maturities and sales of our marketable securities. Financing activities during the period used cash of $147.4 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, as well as treasury stock purchases.
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
Liquidity and Capital Resources
General
Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. From time to time, advances may also be made in satisfaction of commitments to new employees, at or near the date they begin employment. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and Evercore Wealth Management in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
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
In October 2014, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7 million Class A Shares and/or LP Units for up to $350.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2015, we repurchased 1,546,938 shares/units for $77.6 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2015, we repurchased 928,317 shares for $47.1 million primarily related to minimum tax withholding requirements of share deliveries.
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
Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of June 30, 2015, we were in compliance with all of these covenants.
As of June 30, 2015, the Company had $22.6 million in subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings had a coupon of 5.5%, payable semi-annually.
We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
On June 26, 2015, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $75.0 million, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bear interest at the prime rate. The facility was renewed on June 26, 2015 and the maturity date was extended to June 27, 2016. The Company drew down $45.0 million on this facility on February 5, 2015, which was repaid as of June 30, 2015.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $9.6 million and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant monies drawn on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis, the Company committed to loan Luminis $5.5 million. The Company paid Luminis $3.5 million pursuant to the loan agreement during the six months ended June 30, 2015, with the remaining $2.0 million due from the Company on demand. The Company may acquire a 20% interest in Luminis in 2017.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.1 years, as of June 30, 2015, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
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
As of June 30, 2015 and December 31, 2014, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	June 30, 2015		December 31, 2014
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$46,470		$98,688
Securities Purchased Under Agreements to Resell	33,270	$33,274	7,669	$7,671
Total Assets	79,740		106,357
Liabilities
Securities Sold Under Agreements to Repurchase	(79,784)	$(79,822)	(106,499)	$(106,632)
Net Liabilities	$(44)		$(142)
Risk Measures
VaR	$22		$29
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(38)		$(70)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$38		$70

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740, hence, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $8.5 million and $8.7 million as of June 30, 2015 and December 31, 2014, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally includes noncontrolling interests held by the principals of Atalanta Sosnoff, was $3.4 million and $4.0 million as of June 30, 2015 and December 31, 2014, respectively, as recorded on our Unaudited Condensed Consolidated Statements of Financial Condition.
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
Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM which principally hold equity securities. As of June 30, 2015, the fair value of our investments with these products, based on closing prices, was $1.6 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.2 million for the three months ended June 30, 2015.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.7 million for the three months ended June 30, 2015.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2015, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($1.9) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of June 30, 2015 and December 31, 2014, total receivables amounted to $124.7 million and $136.3 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the six months ended June 30, 2015 and 2014.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2015, we had Marketable Securities of $32.2 million, of which 87% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
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
Changes in Internal Controls over Financial Reporting
As noted in the 2014 Form 10-K, Part II, Item 9A filed on February 27, 2015, the Company continues to address the integration of ISI’s financial systems and processes. There were no other changes during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales
None
Issuer Purchases of Equity Securities

2015	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to April 30	385,705	$48.24	380,820	5,672,532
May 1 to May 31	314,630	49.17	307,000	5,365,532
June 1 to June 30	28,103	51.22	20,000	5,345,532
Total	728,438	$48.76	707,820	5,345,532

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 5, 2015

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)