Form 10-Q
period 2015-09-30
Evercore Partners Inc.
filed 2015-11-02
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 28, 2015 was 36,433,346. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 28, 2015 was 25 (excluding 75 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current Assets
Cash and Cash Equivalents	$278,145	$352,160
Marketable Securities	42,403	37,985
Financial Instruments Owned and Pledged as Collateral at Fair Value	51,655	98,688
Securities Purchased Under Agreements to Resell	351	7,669
Accounts Receivable (net of allowances of $1,317 and $1,362 at September 30, 2015 and December 31, 2014, respectively)	162,691	136,280
Receivable from Employees and Related Parties	18,814	17,327
Deferred Tax Assets - Current	13,529	13,096
Other Current Assets	29,073	19,751
Total Current Assets	596,661	682,956
Investments	111,284	126,587
Deferred Tax Assets - Non-Current	281,296	265,901
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $40,532 and $33,980 at September 30, 2015 and December 31, 2014, respectively)	47,813	42,527
Goodwill	192,907	218,232
Intangible Assets (net of accumulated amortization of $47,298 and $33,735 at September 30, 2015 and December 31, 2014, respectively)	58,882	69,544
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	31,346	30,609
Total Assets	$1,330,389	$1,446,556
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$143,696	$212,334
Accounts Payable and Accrued Expenses	37,809	37,104
Securities Sold Under Agreements to Repurchase	52,025	106,499
Payable to Employees and Related Parties	29,041	18,875
Taxes Payable	4,761	2,515
Other Current Liabilities	11,334	7,753
Total Current Liabilities	278,666	385,080
Notes Payable	106,829	105,226
Subordinated Borrowings	22,550	22,550
Amounts Due Pursuant to Tax Receivable Agreements	197,449	191,253
Other Long-term Liabilities	35,507	26,200
Total Liabilities	641,001	730,309
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interest	2,635	4,014
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 49,526,315 and 46,414,240 issued at September 30, 2015 and December 31, 2014, respectively, and 36,401,567 and 36,255,124 outstanding at September 30, 2015 and December 31, 2014, respectively)	495	464
Class B, par value $0.01 per share (1,000,000 shares authorized, 25 and 27 issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	—	—
Additional Paid-In-Capital	1,054,555	950,147
Accumulated Other Comprehensive Income (Loss)	(28,170)	(20,387)
Retained Earnings (Deficit)	(34,354)	(17,814)
Treasury Stock at Cost (13,124,748 and 10,159,116 shares at September 30, 2015 and December 31, 2014, respectively)	(512,794)	(361,129)
Total Evercore Partners Inc. Stockholders' Equity	479,732	551,281
Noncontrolling Interest	207,021	160,952
Total Equity	686,753	712,233
Total Liabilities and Equity	$1,330,389	$1,446,556
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Investment Banking Revenue	$285,561	$202,178	$749,749	$522,933
Investment Management Revenue	23,812	24,777	70,398	73,493
Other Revenue, Including Interest	4,097	4,170	8,656	8,861
Total Revenues	313,470	231,125	828,803	605,287
Interest Expense	4,519	3,964	13,773	11,317
Net Revenues	308,951	227,161	815,030	593,970
Expenses
Employee Compensation and Benefits	197,375	136,561	533,645	357,299
Occupancy and Equipment Rental	11,717	9,999	35,631	29,621
Professional Fees	13,410	10,862	36,007	31,361
Travel and Related Expenses	12,567	9,576	39,137	27,058
Communications and Information Services	9,295	3,974	27,595	11,269
Depreciation and Amortization	8,398	3,508	21,112	10,866
Special Charges	28,000	3,732	33,499	3,732
Acquisition and Transition Costs	538	4,122	1,939	5,238
Other Operating Expenses	15,753	5,481	32,458	14,431
Total Expenses	297,053	187,815	761,023	490,875
Income Before Income from Equity Method Investments and Income Taxes	11,898	39,346	54,007	103,095
Income from Equity Method Investments	929	1,102	4,034	3,381
Income Before Income Taxes	12,827	40,448	58,041	106,476
Provision for Income Taxes	7,392	15,264	30,327	38,214
Net Income	5,435	25,184	27,714	68,262
Net Income (Loss) Attributable to Noncontrolling Interest	(1,762)	875	5,453	9,120
Net Income Attributable to Evercore Partners Inc.	$7,197	$24,309	$22,261	$59,142
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$7,197	$24,309	$22,261	$59,142
Weighted Average Shares of Class A Common Stock Outstanding
Basic	36,773	36,527	36,649	35,655
Diluted	44,334	41,873	43,100	41,819
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
Basic	$0.20	$0.67	$0.61	$1.66
Diluted	$0.16	$0.58	$0.52	$1.41

Dividends Declared per Share of Class A Common Stock	$0.28	$0.25	$0.84	$0.75

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$5,435	$25,184	$27,714	$68,262
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(563)	(1,255)	(1,546)	(253)
Foreign Currency Translation Adjustment Gain (Loss), net	(6,592)	(5,779)	(8,504)	(3,147)
Other Comprehensive Income (Loss)	(7,155)	(7,034)	(10,050)	(3,400)
Comprehensive Income (Loss)	(1,720)	18,150	17,664	64,862
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(3,348)	(486)	3,186	8,429
Comprehensive Income Attributable to Evercore Partners Inc.	$1,628	$18,636	$14,478	$56,433

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2015
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2014	46,414,240	$464	$950,147	$(20,387)	$(17,814)	(10,159,116)	$(361,129)	$160,952	$712,233
Net Income	—	—	—	—	22,261	—	—	5,453	27,714
Other Comprehensive Income (Loss)	—	—	—	(7,783)	—	—	—	(2,267)	(10,050)
Treasury Stock Purchases	—	—	—	—	—	(2,965,632)	(151,665)	—	(151,665)
Evercore LP Units Purchased or Converted into Class A Common Stock	391,487	4	7,547	—	—	—	—	(7,512)	39
Equity-based Compensation Awards	2,720,588	27	90,668	—	—	—	—	65,272	155,967
Dividends and Equivalents	—	—	4,814	—	(38,801)	—	—	—	(33,987)
Noncontrolling Interest (Note 12)	—	—	1,379	—	—	—	—	(14,877)	(13,498)
Balance at September 30, 2015	49,526,315	$495	$1,054,555	$(28,170)	$(34,354)	(13,124,748)	$(512,794)	$207,021	$686,753

	For the Nine Months Ended September 30, 2014
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2013	40,772,434	$408	$799,233	$(10,784)	$(59,896)	(7,702,900)	$(226,380)	$60,577	$563,158
Net Income	—	—	—	—	59,142	—	—	9,120	68,262
Other Comprehensive Income (Loss)	—	—	—	(2,709)	—	—	—	(691)	(3,400)
Treasury Stock Purchases	—	—	—	—	—	(2,550,357)	(135,137)	—	(135,137)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,101,851	11	12,067	—	—	—	—	(7,748)	4,330
Equity-based Compensation Awards	4,107,627	41	109,780	—	—	—	—	205	110,026
Shares Issued as Consideration for Acquisitions and Investments	—	—	2,987	—	—	131,243	4,245	3,510	10,742
Dividends and Equivalents	—	—	4,481	—	(32,392)	—	—	—	(27,911)
Noncontrolling Interest (Note 12)	—	—	(15,748)	—	—	119,207	3,856	25,242	13,350
Balance at September 30, 2014	45,981,912	$460	$912,800	$(13,493)	$(33,146)	(10,002,807)	$(353,416)	$90,215	$603,420

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net Income	$27,714	$68,262
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	3,411	(904)
Equity Method Investments	3,304	5,620
Equity-Based and Other Deferred Compensation	155,174	82,857
Impairment of Goodwill	28,000	—
Depreciation, Amortization and Accretion	22,821	12,716
Bad Debt Expense	1,214	1,582
Deferred Taxes	(2,920)	15,984
Decrease (Increase) in Operating Assets:
Marketable Securities	342	400
Financial Instruments Owned and Pledged as Collateral at Fair Value	36,728	(40,853)
Securities Purchased Under Agreements to Resell	6,870	13,803
Accounts Receivable	(30,743)	(24,583)
Receivable from Employees and Related Parties	(1,532)	(2,973)
Other Assets	(7,570)	(29,279)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(69,590)	(47,708)
Accounts Payable and Accrued Expenses	1,216	11,638
Securities Sold Under Agreements to Repurchase	(43,713)	27,050
Payables to Employees and Related Parties	10,097	(6,998)
Taxes Payable	1,669	(4,145)
Other Liabilities	350	6,782
Net Cash Provided by Operating Activities	142,842	89,251
Cash Flows From Investing Activities
Investments Purchased	(235)	(10,783)
Distributions of Private Equity Investments	6,752	216
Marketable Securities:
Proceeds from Sales and Maturities	25,295	31,999
Purchases	(30,859)	(16,549)
Cash Paid for Acquisitions, net of Cash Acquired	(3,253)	—
Loans Receivable	(3,500)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(12,855)	(10,223)
Net Cash Provided by (Used in) Investing Activities	(18,655)	(5,340)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	373	2,135
Distributions to Noncontrolling Interests	(15,059)	(8,553)
Cash Paid for Deferred and Contingent Consideration	—	(2,255)
Short-Term Borrowing	45,000	75,000
Repayment of Short-Term Borrowing	(45,000)	(75,000)
Purchase of Treasury Stock and Noncontrolling Interests	(152,788)	(137,443)
Excess Tax Benefits Associated with Equity-Based Awards	9,905	33,045
Dividends - Class A Stockholders	(33,794)	(27,911)
Net Cash Provided by (Used in) Financing Activities	(191,363)	(140,982)
Effect of Exchange Rate Changes on Cash	(6,839)	(2,313)
Net Increase (Decrease) in Cash and Cash Equivalents	(74,015)	(59,384)
Cash and Cash Equivalents-Beginning of Period	352,160	298,453
Cash and Cash Equivalents-End of Period	$278,145	$239,069

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$14,062	$11,518
Payments for Income Taxes	$29,327	$14,640
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$(1,379)	$14,616
Dividend Equivalents Issued	$4,814	$4,481
Settlement of Contingent Consideration	$—	$7,232
Receipt of Securities in Settlement of Accounts Receivable	$1,079	$2,083
Purchase of Noncontrolling Interest	$—	$7,100
Contingent Consideration Accrued	$10,787	$2,162
Reclassification from Redeemable Noncontrolling Interest to Noncontrolling Interest	$—	$31,268

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

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Per the above, the Company has concluded that Evercore Asia Limited (“EAL”), Evercore Asia (Singapore) PTE. LTD (“ESL”) and Evercore ISI UK Limited (“Evercore ISI UK”) are VIEs pursuant to Accounting Standards Codification ("ASC") No. 810, "Consolidation" ("ASC 810") and that the Company is the primary beneficiary of these VIEs. Specifically, the Company provides financial support through cost plus transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to the entities, and has decision making authority that significantly affects the economic performance of the entities. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition EAL, ESL and Evercore ISI UK assets of $31,853 and liabilities of $9,181 at September 30, 2015 and assets of $10,487 and liabilities of $7,487 at December 31, 2014.
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
Note 3 – Recent Accounting Pronouncements
ASU 2014-08 – In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 provides amendments to ASC No. 205, “Presentation of Financial Statements,” and ASC 360, which change the requirements for reporting discontinued operations. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations and also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption permitted. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-09 – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides amendments to ASC No. 605, “Revenue Recognition” and creates ASC No. 606, "Revenue from Contracts with Customers," which changes the requirements for revenue recognition and amends the disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date" ("ASU 2015-14"), which provides amendments that defer the effective date of ASU 2014-09 by one year. The amendments in this update are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-11 – In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”). ASU 2014-11 provides amendments to ASC No. 806, “Transfers and Servicing,” which expand secured borrowing accounting for certain repurchase agreements and require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset. The amendments also require additional disclosures for certain transactions accounted for as sale and repurchase agreements, and for securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

amendments in this update for the additional disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are effective prospectively during annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015, and all other amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption not permitted. The adoption of ASU 2014-11 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-12 – In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 provides amendments to ASC No. 718, “Compensation - Stock Compensation,” which clarify the guidance for whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update are effective either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-17 – In November 2014, the FASB issued ASU No. 2014-17, “Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 provides amendments to ASC No. 805, “Business Combinations,” which provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this update were effective on November 18, 2014. The adoption of ASU 2014-17 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-01 – In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 provides amendments to ASC No. 225-20, “Income Statement - Extraordinary and Unusual Items,” which eliminate the concept of extraordinary items. The amendments in this update are effective either prospectively or retrospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-02 - In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 provides amendments to ASC No. 810, “Consolidation,” which include the following:  1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2. Eliminate the presumption that a general partner should consolidate a limited partnership, 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective during interim and annual periods beginning after December 15, 2015, with early adoption permitted, and may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-16 - In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 provides amendments to ASC No. 805, “Business Combinations,” which simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments and require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2015, with early

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Acquisition and Transition Costs, Special Charges and Intangible Asset Amortization
Acquisition and Transition Costs
The Company recognized $538 and $1,939 for the three and nine months ended September 30, 2015, respectively, and $4,122 and $5,238 for the three and nine months ended September 30, 2014, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
In May 2015, the Company entered into an agreement to acquire a 100% interest in Kuna & Co. KG, a Frankfurt-based investment banking advisory boutique, for $8,400. This transaction closed on July 2, 2015. The Company’s consideration for this transaction included the payment of €3,000, or $3,335, of cash at closing, as well as deferred cash consideration of €2,000, or $2,223, payable €500 on each of the four anniversary dates of the closing beginning in 2017, and contingent cash consideration which will be settled at various dates through 2020. The contingent consideration has a fair value of $2,195 as of September 30, 2015. Payment of the contingent consideration is dependent on the business meeting certain revenue performance targets. This transaction resulted in the Company recognizing goodwill of $5,476 and intangible assets relating to advisory backlog of $2,900, recognized in the Investment Banking Segment. The intangible assets are being amortized over an estimated useful life of one year. The Company recognized $1,932 of amortization expense related to these intangible assets for the three months ended September 30, 2015. The Company did not consider the acquisition of Kuna & Co. KG to be significant to its financial condition, results of operations or cash flows.
 Special Charges
The Company recognized $28,000 and $33,499 for the three and nine months ended September 30, 2015, respectively, as Special Charges incurred related to an impairment charge of $28,000 in the third quarter of 2015 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business and the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business. See below for further information. The Company recognized $3,732 for the three and nine months ended September 30, 2014 as Special Charges incurred related to termination benefits, primarily consisting of cash severance and the acceleration of the vesting of restricted stock units, as well as the write-off of leasehold improvements in the Institutional Equities business.
Impairment Assessment
During the third quarter of 2015, the Institutional Asset Management reporting unit was impacted by adverse market and operating conditions, including a decline in AUM that was greater than anticipated at the time of the Company’s previous Step 1 impairment assessment, investment performance below benchmarks and lower market multiples for asset managers in response to market volatility during the third quarter. As a result, the Company determined that the Step 1 impairment assessment criteria were satisfied, as contemplated by ASC 350, “Goodwill and Other Intangible Assets,” for the goodwill in its Institutional Asset Management reporting unit as of August 31, 2015.
The amount of Goodwill allocated to the Institutional Asset Management reporting unit was $94,700 as of August 31, 2015, of which $27,271 was related to noncontrolling interest. In determining the fair value of this reporting unit, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 15%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a stabilization of AUM flows by the end of 2015, with AUM from client flows beginning to increase in the first half of 2016 and, over the longer term, assumes a compound annual growth rate in revenues of 9% from the trailing twelve month period ended August 31, 2015.
As a result of the above analysis, the Company determined that the fair value of the Institutional Asset Management reporting unit was less than its carrying value as of August 31, 2015. As a result, the Company has begun a Step 2 impairment assessment, which it anticipates will be completed during the fourth quarter of 2015. The Company has concluded that a goodwill impairment is probable and has recorded an estimated goodwill impairment charge of $28,000 in the Investment

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Management segment, which is included within Special Charges on the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015. This charge resulted in an impact of $9,628 on Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes). The Company will finalize this charge upon the completion of the Step 2 impairment assessment during the fourth quarter of 2015.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $4,866 and $10,750 for the three and nine months ended September 30, 2015, respectively, and $477 and $718 for the three and nine months ended September 30, 2014, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $937 and $2,813 for the three and nine months ended September 30, 2015, respectively, and $940 and $4,190 for the three and nine months ended September 30, 2014, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 5 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $3,377 and $6,264 for the three and nine months ended September 30, 2015, respectively, and $1,508 and $6,849 for the three and nine months ended September 30, 2014, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $9,704 and $10,484 as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015, the Company had $22,550 in subordinated borrowings, principally with an executive officer of the Company. See Note 10 for further information.
Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$6,378	$12	$2,876	$3,514	$6,354	$11	$2,173	$4,192
Debt Securities Carried by EGL	36,484	138	8	36,614	28,014	80	3	28,091
Mutual Funds	2,216	133	74	2,275	4,765	1,053	116	5,702
Total	$45,078	$283	$2,958	$42,403	$39,133	$1,144	$2,292	$37,985
Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$205	$206	$303	$305
Due after one year through five years	1,340	1,347	1,229	1,236
Due after five years through 10 years	111	112	100	101
Total	$1,656	$1,665	$1,632	$1,642

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at September 30, 2015.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($12) and ($35) for the three and nine months ended September 30, 2015, respectively, and $569 and $863 for the three and nine months ended September 30, 2014, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($32) and ($342) for the three and nine months ended September 30, 2015, respectively, and ($197) and ($400) for the three and nine months ended September 30, 2014, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($222) and ($66) for the three and nine months ended September 30, 2015, respectively, and ($173) and $151 for the three and nine months ended September 30, 2014, respectively.
Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. (“ECB”), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 0.7 years, as of September 30, 2015, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
In addition to monitoring VaR, ECB periodically performs discrete stress tests to assure that the level of potential losses that would arise from extreme market movements that may not be anticipated by VaR measures are within acceptable levels.
As of September 30, 2015 and December 31, 2014, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	September 30, 2015		December 31, 2014
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$51,655		$98,688
Securities Purchased Under Agreements to Resell	351	$352	7,669	$7,671
Total Assets	$52,006		$106,357
Liabilities
Securities Sold Under Agreements to Repurchase	$(52,025)	$(52,041)	$(106,499)	$(106,632)
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
On December 31, 2014, ECP II was terminated. The Company's investment at September 30, 2015 of $1,017 is comprised of remaining interest in the general partner, including $761 in cash, $78 in cash escrow balances, $66 in a seller note and $112 in securities.
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At September 30, 2015, unfunded commitments of EMP III were $4,581, including $384 due from the Company.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

A summary of the Company’s investment in the private equity funds as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
ECP II	$1,017	$4,043
Discovery Fund	5,830	2,867
EMCP II	8,088	12,630
EMCP III	6,791	7,272
CSI Capital	11	3,030
Trilantic IV	3,362	3,798
Trilantic V	2,957	2,911
Total Private Equity Funds	$28,056	$36,551
Net realized and unrealized gains on private equity fund investments were $1,933 and $3,259 for the three and nine months ended September 30, 2015, respectively, and $1,671 and $5,633 for the three and nine months ended September 30, 2014, respectively. During the nine months ended September 30, 2015, ECP II, EMCP II, CSI Capital and Trilantic IV made distributions of $3,000, $3,194, $2,909 and $1,650, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2015, there was no previously distributed carried interest that was subject to repayment.
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
In 2013, EMP III amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51," and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, consolidating as a VIE had no impact on the assets and liabilities of the Company. The Company consolidated EMP III assets of $7,024 and liabilities of $153 at September 30, 2015 and assets of $7,327 and liabilities of $75 at December 31, 2014, in the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The assets retained by EMP III are for the benefit of the interest holders of EMP III and the liabilities are generally non-recourse to the Company.
Investment in Trilantic Capital Partners and Other
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During the nine months ended September

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

30, 2015, $36 and $3 of this investment was allocated to Trilantic Fund V and IV, respectively. During 2014, $689 of this investment was allocated to Trilantic Fund V. During 2013, $825 and $29 of this investment was allocated to Trilantic Fund V and Trilantic Fund IV, respectively. From 2010 to 2012, $1,091 of this investment was allocated to Trilantic Fund IV. This investment had a balance of $13,416 and $13,455 as of September 30, 2015 and December 31, 2014, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $3,549 was unfunded at September 30, 2015. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in successor funds will be at amounts comparable to those of Trilantic Fund V.
In the second quarter of 2015, the Company received an equity security in a private company of $1,079 in exchange for advisory services. This investment is accounted for on the cost basis.
Equity Method Investments
A summary of the Company’s other investments accounted for under the equity method of accounting as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
G5 ǀ Evercore	$28,064	$32,756
ABS	40,669	43,825
Total	$68,733	$76,581
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
At September 30, 2015, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings (losses) of ($388) and $263 for the three and nine months ended September 30, 2015, respectively, and ($25) and ($45) for the three and nine months ended September 30, 2014, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At September 30, 2015, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,317 and $3,771 for the three and nine months ended September 30, 2015, respectively, and $1,127 and $3,426 for the three and nine months ended September 30, 2014, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $621 and $1,863 for the three and nine months ended September 30, 2015, respectively, and $647 and $1,941 for the three and nine months ended September 30, 2014, respectively.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at September 30, 2015 and December 31, 2014 are based on quoted market prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$43,917	$—	$43,917
Securities Investments (1)	4,849	1,665	—	6,514
Mutual Funds	2,275	—	—	2,275
Financial Instruments Owned and Pledged as Collateral at Fair Value	51,655	—	—	51,655
Total Assets Measured At Fair Value	$58,779	$45,582	$—	$104,361

	December 31, 2014
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$34,343	$—	$34,343
Securities Investments (1)	5,550	1,642	—	7,192
Mutual Funds	5,702	—	—	5,702
Financial Instruments Owned and Pledged as Collateral at Fair Value	98,688	—	—	98,688
Total Assets Measured At Fair Value	$109,940	$35,985	$—	$145,925

(1)
Includes $10,303 and $9,252 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, respectively.

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
The Company had no transfers between fair value levels during the nine months ended September 30, 2015 or the year ended December 31, 2014.

During the third quarter of 2015, the Company determined that the fair value of the goodwill in its Institutional Asset Management reporting unit was $66,700. The fair value of the reporting unit was estimated by utilizing both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. Goodwill is measured at fair value on a non-recurring basis as a Level III asset. See Note 4 for further information.

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

		September 30, 2015
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$267,842	$267,842	$—	$—	$267,842
Securities Purchased Under Agreements to Resell	351	—	351	—	351
Accounts Receivable	162,691	—	162,691	—	162,691
Receivable from Employees and Related Parties	18,814	—	18,814	—	18,814
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Loans Receivable	3,500	—	3,653	—	3,653

Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,809	$—	$37,809	$—	$37,809
Securities Sold Under Agreements to Repurchase	52,025	—	52,025	—	52,025
Payable to Employees and Related Parties	29,041	—	29,041	—	29,041
Notes Payable	106,829	—	127,418	—	127,418
Subordinated Borrowings	22,550	—	23,421	—	23,421

		December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$342,908	$342,908	$—	$—	$342,908
Securities Purchased Under Agreements to Resell	7,669	—	7,669	—	7,669
Accounts Receivable	136,280	—	136,280	—	136,280
Receivable from Employees and Related Parties	17,327	—	17,327	—	17,327
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,104	$—	$37,104	$—	$37,104
Securities Sold Under Agreements to Repurchase	106,499	—	106,499	—	106,499
Payable to Employees and Related Parties	18,875	—	18,875	—	18,875
Notes Payable	105,226	—	131,340	—	131,340
Subordinated Borrowings	22,550	—	22,550	—	22,550
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities:
The fair value of the Company’s Closely-held Equity Security is based on recent comparable market transactions executed by the issuer.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The fair value of the Company’s Loans Receivable is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.
The fair value of the Company’s Notes Payable is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.
The fair value of the Company’s Subordinated Borrowings as of September 30, 2015 is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments. The carrying amount reported on the Unaudited Condensed Consolidated Statement of Financial Condition for Subordinated Borrowings approximated fair value as of December 31, 2014.
The carrying amounts reported on the Unaudited Condensed Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivable from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payable to Employees and Related Parties and Assets Segregated for Bank Regulatory Requirements approximate fair value due to the short-term nature of these items.
Note 10 – Notes Payable, Warrants and Subordinated Borrowings
On August 21, 2008, the Company entered into a purchase agreement (the "Purchase Agreement") with Mizuho Corporate Bank, Ltd. (currently known as Mizuho Bank, Ltd.) (“Mizuho”) pursuant to which Mizuho purchased from the Company $120,000 principal amount of Senior Notes, due 2020 with a 5.20% coupon ("Senior Notes"), and warrants to purchase 5,455 shares of the Company's Class A common stock, par value $0.01 per share ("Class A Shares") at $22.00 per share (the “Warrant”) expiring in 2020. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Unaudited Condensed Consolidated Statements of Financial Condition. The Senior Notes have an effective yield of 7.94%.
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

Mizuho has advised the Company it intends to exercise in full the outstanding Warrants in November 2015 and to pay the exercise price by surrender of the entire issue of the Senior Notes and payment of approximately $11,000 in cash.

The Company intends to conduct a public offering for the resale of the 5,455 shares of Class A common stock issuable upon exercise of the Warrants on behalf of Mizuho, in which 3,100 shares are to be offered to the public. The Company intends to purchase from the underwriters the remaining 2,355 shares of Class A common stock that are subject to the offering (the “Share Repurchase”), at a price per share equal to the price paid by the underwriters to the selling stockholder in the offering.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

On November 2, 2015 the Company entered into a senior credit facility with the New York branch of Mizuho pursuant to which it will borrow, concurrently with the closing of the offering, $120,000 in a new term loan (the “New Loan”). The principal amount of the New Loan shall be subject to annual amortization of principal beginning in the second year, with the final payment of all amounts outstanding, plus accrued interest, being due five years after the closing date. The New Loan will bear interest at LIBOR or a base rate (at the Company’s election) plus an applicable margin (determined according to a leverage-based pricing grid), and will be guaranteed by certain of the Company’s material domestic subsidiaries. The New Loan will contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum ratio of liquid assets to debt, and customary events of default. The Company intends to use the proceeds of the New Loan, together with the cash portion of the exercise price of the Warrants, to fund the Share Repurchase.
Mizuho, Mizuho Securities Co. Ltd., and the Company are also revising the alliance between their advisory businesses to include geographies globally and extend for an additional three year term, with automatic one-year renewals thereafter.
As of September 30, 2015, the Company had $22,550 in subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings had a coupon of 5.5%, payable semi-annually.
Note 11 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on October 26, 2015, a quarterly cash dividend of $0.31 per share, to the holders of Class A Shares as of November 27, 2015, which will be paid on December 11, 2015. During the nine months ended September 30, 2015, the Company declared and paid dividends of $0.84 per share, totaling $33,987.
Treasury Stock – During the nine months ended September 30, 2015, the Company purchased 969 Class A Shares primarily from employees at values ranging from $47.56 to $59.02 per share (at an average cost per share of $50.95), primarily for the net settlement of stock-based compensation awards, and 1,997 Class A Shares at market values ranging from $47.10 to $57.03 per share (at an average cost per share of $50.84) pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $151,665 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2015.
LP Units – During the nine months ended September 30, 2015, 391 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $4 and $8,317, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2015.
During the nine months ended September 30, 2015, the Company purchased 26 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $353 and a decrease to Additional Paid-In Capital of $770, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2015.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2015, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,862) and ($23,308), respectively.
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
Changes in Noncontrolling Interest for the nine months ended September 30, 2015 and 2014 were as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Nine Months Ended September 30,
	2015	2014
Beginning balance	$160,952	$60,577

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	5,453	9,120
Other comprehensive income (loss)	(2,267)	(691)
Total comprehensive income	3,186	8,429

Evercore LP Units Purchased or Converted into Class A Shares	(7,512)	(7,748)
Amortization and Vesting of LP Units/Interests	65,272	205
Issuance of Noncontrolling Interest for Acquisitions and Investments	—	3,510

Other Items:
Distributions to Noncontrolling Interests	(15,059)	(8,553)
Net Reclassification to/from Redeemable Noncontrolling Interest	—	27,477
Issuance of Noncontrolling Interest	373	2,439
Other, net	(191)	3,879
Total other items	(14,877)	25,242

Ending balance	$207,021	$90,215
Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($453) and ($780) for the three and nine months ended September 30, 2015, respectively, and ($348) and ($155) for the three and nine months ended September 30, 2014, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($1,133) and ($1,487) for the three and nine months ended September 30, 2015, respectively, and ($1,013) and ($536) for the three and nine months ended September 30, 2014, respectively.
In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which are redeemable for cash, at their fair value. Accordingly, these capital interests have been reflected at their fair value of $2,635 and $4,014 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014, respectively.
During the nine months ended September 30, 2015, the Company purchased 26 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $353 and a decrease to Additional Paid-In Capital of $770, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2015.

On May 22, 2014, the Company purchased 3 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for 119 Class A Shares and 11 LP Units of the Company, at a fair value of $7,100. This transaction resulted in an increase in the Company's ownership in EWM to 62%. In conjunction with this purchase, the Company amended the Amended and Restated Limited Liability Company Agreement of EWM. Per the amended agreement, the holders of certain EWM interests no longer have the option to redeem these capital interests for cash upon the event of the death or disability of the holder. Accordingly, the value of these interests had been reclassified from Redeemable Noncontrolling Interest to Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014. The above transactions had the effect of reducing Redeemable Noncontrolling Interest and Treasury Stock by $34,577 and $3,856, respectively, and increasing Noncontrolling Interest and Additional Paid-in Capital by $27,477 and $3,244, respectively, at June 30, 2014. These interests were reflected at their fair value of $34,577 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition at March 31, 2014. Changes in the fair value of these redeemable noncontrolling interests resulted in a decrease to Additional Paid-in Capital of $4,116 for the nine months ended September 30, 2014.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

During the third quarter of 2014, the Company committed to purchase, for cash, noncontrolling interests from certain employees who were exiting the IE business. This resulted in an increase to Redeemable Noncontrolling Interest of $11,086 on the Unaudited Condensed Consolidated Statement of Financial Condition at September 30, 2014.
Note 13 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three and nine months ended September 30, 2015 and 2014 are described and presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$7,197	$24,309	$22,261	$59,142
Denominator:
Weighted average shares of Class A common stock outstanding, including vested restricted stock units ("RSUs")	36,773	36,527	36,649	35,655
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.20	$0.67	$0.61	$1.66
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$7,197	$24,309	$22,261	$59,142
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)	(a)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$7,197	$24,309	$22,261	$59,142
Denominator:
Weighted average shares of Class A common stock outstanding, including vested RSUs	36,773	36,527	36,649	35,655
Assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,026	2,208	2,029	2,800
Shares that are contingently issuable (b)	2,271	—	1,269	110
Assumed conversion of Warrants issued (c)	3,264	3,138	3,153	3,254
Diluted weighted average shares of Class A common stock outstanding	44,334	41,873	43,100	41,819
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.16	$0.58	$0.52	$1.41

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one for one basis. During the three and nine months ended September 30, 2015 and 2014, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,545 and 6,682 for the three and nine months ended September 30, 2015, respectively, and 4,670 and 4,823 for the three and nine months ended September 30, 2014, respectively. The adjustment to the numerator, Diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $1,576 and $4,391 for the three and nine months ended September 30, 2015, respectively, and $3,200 and $7,987 for the three and nine months ended September 30, 2014, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E limited partnership units of Evercore LP ("Class E LP Units") are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

(b)
At September 30, 2015, the Company has outstanding Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") which are contingently exchangeable into Class E LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. See Note 14 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, the Company’s Class G and H LP Interests will be included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that will be included in diluted weighted average Class A Shares outstanding will be based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. For the three and nine months ended September 30, 2015, 2,271 and 1,269 of these interests, respectively, were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted EPS.

(c)
In November 2015, Mizuho has advised the Company it intends to exercise in full its outstanding Warrants to purchase 5,455 shares of the Company’s Class A common stock, of which the Company intends to repurchase 2,355 shares. See Note 10 for further information.

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
Note 14 – Share-Based and Other Deferred Compensation

Equity Grants
During the nine months ended September 30, 2015, the Company granted employees 2,559 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2015 had grant date fair values of $48.41 to $58.47 per share. During the nine months ended September 30, 2015, 2,202 Service-based Awards vested and 164 Service-based Awards were forfeited.
Compensation expense related to Service-based Awards was $25,124 and $80,083 for the three and nine months ended September 30, 2015, respectively, and $22,243 and $69,334 for the three and nine months ended September 30, 2014, respectively.

Deferred Cash Program
The Company's deferred compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. Compensation expense related to this deferred compensation program was $272 and $1,154 for the three and nine months ended September 30, 2015, respectively, and $878 and $2,718 for the three and nine months ended September 30, 2014, respectively.
Acquisition-related LP Units

Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Class E LP Units and Class G and H LP Interests which are treated as compensation. The Class E LP Units issued includes 710 vested Class E LP Units and an allocation of the value, attributed to post-combination

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

service, of 710 Class E LP Units that were unvested and will vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested, subject to continued employment with the Company. The units will become exchangeable into Class A Shares of the Company subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $6,193 and $16,155 for the three and nine months ended September 30, 2015, respectively.
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
Based on Evercore ISI’s results for the first nine months of 2015, the anticipated seasonality of results in the equities business and the anticipated impact of certain efficiency initiatives identified and executed during the period, the Company determined that the achievement of certain of the performance thresholds for the Class G and H LP Interests was probable at September 30, 2015. This determination was based on an assumed Management Basis EBIT margin of 15.7% and annual Management Basis EBIT over the performance period of $34,600 for Evercore ISI. Accordingly, $15,657 and $48,970 of expense was recorded for the three and nine months ended September 30, 2015, respectively, for the Class G and H LP Interests.

Other Acquisition Related
Lexicon - Compensation expense related to The Lexicon Partnership LLP ("Lexicon") Acquisition-related Awards and deferred cash consideration was $1,237 and $301, respectively, for the nine months ended September 30, 2015. Compensation expense related to the Lexicon Acquisition-related Awards and deferred cash consideration was $629 and ($36), respectively, for the three months ended September 30, 2014, and $4,626 and $1,663, respectively, for the nine months ended September 30, 2014.

Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A Shares, at the Company's discretion, in the two years following the performance period, to Senior Managing Directors employed by the Company at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. Compensation expense related to these awards was $1,547 and $4,590 for the three and nine months ended September 30, 2015, respectively, and $1,043 and $3,186 for the three and nine months ended September 30, 2014, respectively.
Other
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $3,483 and $12,434 for the three and nine months ended September 30, 2015, respectively, and $4,043 and $9,693 for the three and nine months ended September 30, 2014, respectively. The remaining unamortized amount of these awards was $24,119 as of September 30, 2015.

The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $1,124 and $4,920 for the three and nine months ended September 30, 2015, respectively, and $186 and $4,775 for the three and nine months ended September 30, 2014, respectively. In conjunction with these arrangements, the Company distributed cash payments of $674 and $2,205 for the three and nine months ended September 30, 2015, respectively, and $280 and $3,281 for the three and nine months ended September 30, 2014, respectively. The Company

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

also granted separation benefits to certain employees, resulting in expense included in Special Charges of approximately $1,863 for the nine months ended September 30, 2015 and $3,336 for the three and nine months ended September 30, 2014. In conjunction with these arrangements, the Company distributed cash payments of $487 for the nine months ended September 30, 2015 and $110 for the three and nine months ended September 30, 2014. See Note 4 for further information.
Note 15 – Commitments and Contingencies
For a complete discussion of the Company’s commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2023. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $8,345 and $25,704 for the three and nine months ended September 30, 2015, respectively, and $6,619 and $19,898 for the three and nine months ended September 30, 2014, respectively.
Other Commitments – As of September 30, 2015, the Company had unfunded commitments for capital contributions of $8,458 to private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
The Company also has additional commitments related to its redeemable noncontrolling interests. See Note 12 for further information.
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At September 30, 2015, the Company had a remaining commitment for contingent consideration related to its acquisition of Protego in 2006, as well as commitments related to its acquisition of a boutique advisory business in 2014 and its acquisition of Kuna & Co. KG in July 2015.
Under the terms of the acquisition agreement for Protego, the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. During 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of September 30, 2015, the Company recorded Goodwill of $1,708 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $5,830 at September 30, 2015. See Note 8 for further information.
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
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis Partners ("Luminis"), the Company committed to loan Luminis $5,500. The Company paid Luminis $3,500 pursuant to the loan agreement during the nine months ended September 30, 2015, which is included within Other Assets on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2015, with the remaining $2,000 due from the Company on demand. The Company may acquire a 20% interest in Luminis in 2017.
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
In January 2015, Donna Marie Coburn filed a proposed class action complaint against Evercore Trust Company, N.A. ("ETC") in the U.S. District Court for the District of Columbia, in which she purports to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present.  The complaint alleges that ETC breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and claims the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock.  The plaintiff seeks the recovery of alleged Plan losses, attorneys’ fees, other costs, and other injunctive and equitable relief.  The Company believes that it has meritorious defenses against these claims and intends to vigorously defend against them. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail. On April 13, 2015, ETC filed an answer along with a motion to dismiss. On June 13, 2015 Plaintiffs filed an opposition to ETC’s motion to dismiss and on July 13, 2015, ETC filed its reply to Plaintiffs’ opposition. The case is now pending either scheduling of an oral argument, which has been requested, or a ruling on the motion.
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of September 30, 2015 and December 31, 2014 was $74,009 and $74,080, respectively, which exceeded the minimum net capital requirement by $73,759 and $73,830, respectively.
ISI L.L.C. is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the Alternative Net Capital Requirement, ISI L.L.C.'s minimum net capital requirement is $250. ISI L.L.C.’s regulatory net capital as of September 30, 2015 and December 31, 2014 was $23,977 and $7,548, respectively, which exceeded the minimum net capital requirement by $23,727 and $7,298, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2015.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of September 30, 2015.
Note 17 – Income Taxes
The Company’s Provision for Income Taxes was $7,392 and $30,327 for the three and nine months ended September 30, 2015, respectively, and $15,264 and $38,214 for the three and nine months ended September 30, 2014, respectively. The effective tax rate was 58% and 52% for the three and nine months ended September 30, 2015 and 38% and 36% for the three and nine months ended September 30, 2014, respectively. The effective tax rate for 2015 and 2014 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests in 2015, as well as the noncontrolling interest associated with LP Units and other adjustments.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company reported an increase in deferred tax assets of $530 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $4,661 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2015. The Company reported an increase in deferred tax assets of $60 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $1,737 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2014.
As of September 30, 2015, the Company had no unrecognized tax benefits.
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
The Company’s segment information for the three and nine months ended September 30, 2015 and 2014 is prepared using the following methodology:

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

•
Special Charges - Includes expenses in 2015 primarily related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business and the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business. Special Charges also includes expenses in 2014 related to termination benefits, primarily consisting of cash severance and the acceleration of the vesting of restricted stock units, as well as the write-off of leasehold improvements in the Institutional Equities business.

•	Professional Fees - Includes expense associated with share based awards resulting from increases in the share price, which is required upon change in employment status.

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

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company’s acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.

No client accounted for more than 10% of the Company’s consolidated Net Revenues for the three and nine months ended September 30, 2015.
The following information presents each segment’s contribution.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Banking
Net Revenues (1)	$285,918	$203,028	$746,875	$522,202
Operating Expenses	220,565	156,549	586,200	410,832
Other Expenses (2)	30,131	8,828	85,168	16,279
Operating Income	35,222	37,651	75,507	95,091
Income (Loss) from Equity Method Investments	(528)	(48)	238	455
Pre-Tax Income	$34,694	$37,603	$75,745	$95,546
Identifiable Segment Assets	$919,000	$719,351	$919,000	$719,351
Investment Management
Net Revenues (1)	$23,033	$24,133	$68,155	$71,768
Operating Expenses	18,275	22,356	58,050	63,518
Other Expenses (2)	28,082	82	31,605	246
Operating Income (Loss)	(23,324)	1,695	(21,500)	8,004
Income from Equity Method Investments	1,457	1,150	3,796	2,926
Pre-Tax Income (Loss)	$(21,867)	$2,845	$(17,704)	$10,930
Identifiable Segment Assets	$411,389	$504,400	$411,389	$504,400
Total
Net Revenues (1)	$308,951	$227,161	$815,030	$593,970
Operating Expenses	238,840	178,905	644,250	474,350
Other Expenses (2)	58,213	8,910	116,773	16,525
Operating Income	11,898	39,346	54,007	103,095
Income from Equity Method Investments	929	1,102	4,034	3,381
Pre-Tax Income	$12,827	$40,448	$58,041	$106,476
Identifiable Segment Assets	$1,330,389	$1,223,751	$1,330,389	$1,223,751

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Banking (A)	$357	$850	$(2,874)	$(731)
Investment Management (B)	(779)	(644)	(2,243)	(1,725)
Total Other Revenue, net	$(422)	$206	$(5,117)	$(2,456)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Senior Notes, subordinated borrowings and line of credit of $1,452 and $4,889 for the three and nine months ended September 30, 2015, respectively, and $1,134 and $3,344 for the three and nine months ended September 30, 2014, respectively.

(B)
Investment Management Other Revenue, net, includes interest expense on the Senior Notes and line of credit of $962 and $2,874 for the three and nine months ended September 30, 2015, respectively, and $956 and $2,820 for the three and nine months ended September 30, 2014, respectively.

(2)	Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$21,980	$—	$66,123	$—
Other Acquisition Related Compensation Charges	—	592	1,537	6,371
Special Charges	—	3,732	2,151	3,732
Professional Fees	—	—	—	1,672
Acquisition and Transition Costs	538	4,122	1,928	4,122
Fair Value of Contingent Consideration	2,797	—	2,797	—
Intangible Asset and Other Amortization	4,816	382	10,632	382
Total Investment Banking	30,131	8,828	85,168	16,279
Investment Management
Special Charges	28,000	—	31,348	—
Acquisition and Transition Costs	—	—	11	—
Intangible Asset and Other Amortization	82	82	246	246
Total Investment Management	28,082	82	31,605	246
Total Other Expenses	$58,213	$8,910	$116,773	$16,525

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net Revenues: (1)
United States	$238,231	$127,478	$603,239	$377,907
Europe and Other	61,838	89,146	189,976	173,931
Latin America	9,304	10,331	26,932	44,588
Total	$309,373	$226,955	$820,147	$596,426
(1) Excludes Other Revenue and Interest Expense.
The Company’s total assets are located in the following geographical areas:

	September 30, 2015	December 31, 2014
Total Assets:
United States	$1,004,390	$1,099,363
Europe and Other	198,251	160,934
Latin America	127,748	186,259
Total	$1,330,389	$1,446,556

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

•
Special Charges - Includes expenses in 2015 primarily related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business and the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business. Special Charges also includes expenses in 2014 related to termination benefits, primarily consisting of cash severance and the acceleration of the vesting of restricted stock units, as well as the write-off of leasehold improvements in the Institutional Equities business.

•	Professional Fees - Includes expense associated with share based awards resulting from increases in the share price, which is required upon change in employment status.

•
Acquisition and Transition Costs - Includes professional fees for legal and other services incurred related to the Company’s acquisition of all of the outstanding equity interests of the operating businesses of ISI, as well as costs related to transitioning ISI’s infrastructure.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company’s acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
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

Results of Operations
The following is a discussion of our results from operations for the three and nine months ended September 30, 2015 and 2014. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in “Business Segments” below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$285,561	$202,178	41%	$749,749	$522,933	43%
Investment Management Revenue	23,812	24,777	(4%)	70,398	73,493	(4%)
Other Revenue	4,097	4,170	(2%)	8,656	8,861	(2%)
Total Revenues	313,470	231,125	36%	828,803	605,287	37%
Interest Expense	4,519	3,964	14%	13,773	11,317	22%
Net Revenues	308,951	227,161	36%	815,030	593,970	37%
Expenses
Operating Expenses	238,840	178,905	34%	644,250	474,350	36%
Other Expenses	58,213	8,910	553%	116,773	16,525	607%
Total Expenses	297,053	187,815	58%	761,023	490,875	55%
Income Before Income from Equity Method Investments and Income Taxes	11,898	39,346	(70%)	54,007	103,095	(48%)
Income from Equity Method Investments	929	1,102	(16%)	4,034	3,381	19%
Income Before Income Taxes	12,827	40,448	(68%)	58,041	106,476	(45%)
Provision for Income Taxes	7,392	15,264	(52%)	30,327	38,214	(21%)
Net Income	5,435	25,184	(78%)	27,714	68,262	(59%)
Net Income (Loss) Attributable to Noncontrolling Interest	(1,762)	875	NM	5,453	9,120	(40%)
Net Income Attributable to Evercore Partners Inc.	$7,197	$24,309	(70%)	$22,261	$59,142	(62%)
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.16	$0.58	(72%)	$0.52	$1.41	(63%)

As of September 30, 2015 and 2014 we employed approximately 1,400 and 1,050 people, respectively, worldwide.
Three Months Ended September 30, 2015 versus September 30, 2014
Net Revenues were $309.0 million for the three months ended September 30, 2015, an increase of $81.8 million, or 36%, versus Net Revenues of $227.2 million for the three months ended September 30, 2014. Investment Banking Revenue increased 41% and Investment Management Revenue decreased 4% compared to the three months ended September 30, 2014. Investment Banking Revenue includes the results of ISI following its acquisition on October 31, 2014. See the segment discussion below for further information. Other Revenue for the three months ended September 30, 2015 was 2% lower than for the three months ended September 30, 2014. Net Revenues include interest expense on our Senior Notes.
Total Operating Expenses were $238.8 million for the three months ended September 30, 2015, as compared to $178.9 million for the three months ended September 30, 2014, an increase of $59.9 million, or 34%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $175.4 million for the three months ended September 30, 2015, an increase of $39.4 million, or 29%, versus expense of $136.0 million for the three months ended September 30, 2014. The increase was primarily due to the acquisition of ISI and other increased compensation costs resulting from the expansion of our businesses, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $63.4 million for the three months ended September 30, 2015, an increase of $20.5 million, or 48%, over non-compensation operating expenses of $42.9 million for the three months ended September 30, 2014. Non-compensation operating expenses increased compared to the three months ended September 30, 2014 primarily driven by the acquisition of ISI, as well as increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Total Other Expenses of $58.2 million for the three months ended September 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $22.0 million, primarily related to Evercore LP units and interests granted in conjunction with the acquisition of ISI, special charges of $28.0 million, related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, acquisition and transition costs of $0.5 million, changes to the fair value of contingent consideration of $2.8 million and intangible asset and other amortization of $4.9 million. Total Other Expenses of $8.9 million for the three months ended September 30, 2014 included other acquisition related compensation costs of $0.6 million, special charges of $3.7 million, acquisition and transition costs of $4.1 million and intangible asset and other amortization of $0.5 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64% for the three months ended September 30, 2015, compared to 60% for the three months ended September 30, 2014.
Income from Equity Method Investments was $0.9 million for the three months ended September 30, 2015, a decrease of 16% as compared to the three months ended September 30, 2014. The decrease was a result of a decrease in earnings from G5 ǀ Evercore.
The provision for income taxes for the three months ended September 30, 2015 was $7.4 million, which reflected an effective tax rate of 58%. The provision for income taxes for the three months ended September 30, 2014 was $15.3 million, which reflected an effective tax rate of 38%. The provision for income taxes for 2015 and 2014 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests in 2015, as well as the noncontrolling interest associated with LP Units and other adjustments.
Noncontrolling Interest was ($1.8) million for the three months ended September 30, 2015 compared to $0.9 million for the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 versus September 30, 2014
Net Revenues were $815.0 million for the nine months ended September 30, 2015, an increase of $221.1 million, or 37%, versus Net Revenues of $594.0 million for the nine months ended September 30, 2014. Investment Banking Revenue increased 43% and Investment Management Revenue decreased 4% compared to the nine months ended September 30, 2014. Other Revenue for the nine months ended September 30, 2015 was 2% lower than for the nine months ended September 30, 2014. See the segment discussion below for further information. Net Revenues include interest expense on our Senior Notes.
Total Operating Expenses were $644.3 million for the nine months ended September 30, 2015, as compared to $474.4 million for the nine months ended September 30, 2014, an increase of $169.9 million, or 36%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $466.0 million for the nine months ended September 30, 2015, an increase of $115.1 million, or 33%, versus expense of $350.9 million for the nine months ended September 30, 2014. The increase was primarily due to the acquisition of ISI and other increased compensation costs resulting from the expansion of our businesses, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $178.3 million for the nine months ended September 30, 2015, an increase of $54.9 million, or 44%, over non-compensation operating expenses of $123.4 million for the nine months ended September 30, 2014. Non-compensation operating expenses increased compared to the nine months ended September 30, 2014 primarily driven by the acquisition of ISI, as well as increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Total Other Expenses of $116.8 million for the nine months ended September 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $66.1 million, primarily related to Evercore LP units and interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, special charges of $33.5 million, primarily related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, acquisition and transition costs of $1.9 million, changes to the fair value of contingent consideration of $2.8 million and intangible asset and other amortization of $10.9 million. Total Other Expenses of $16.5 million for the nine months ended September 30, 2014 included other acquisition related compensation costs of $6.4 million, special charges of $3.7 million, professional fees of $1.7 million, acquisition and transition costs of $4.1 million and intangible asset and other amortization of $0.6 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 65% for the nine months ended September 30, 2015, compared to 60% for the nine months ended September 30, 2014.

Income from Equity Method Investments was $4.0 million for the nine months ended September 30, 2015, an increase of 19% as compared to $3.4 million for the nine months ended September 30, 2014. The increase was a result of an increase in earnings from ABS and G5 ǀ Evercore.
The provision for income taxes for the nine months ended September 30, 2015 was $30.3 million, which reflected an effective tax rate of 52%. The provision for income taxes for the nine months ended September 30, 2014 was $38.2 million, which reflected an effective tax rate of 36%. The provision for income taxes for 2015 and 2014 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests in 2015, as well as the noncontrolling interest associated with LP Units and other adjustments.
Noncontrolling Interest was $5.5 million for the nine months ended September 30, 2015 compared to $9.1 million for the nine months ended September 30, 2014.
Impairment of Assets
During the third quarter of 2015, the Institutional Asset Management reporting unit was impacted by adverse market and operating conditions, including a decline in AUM that was greater than anticipated at the time of the Company’s previous Step 1 impairment assessment, investment performance below benchmarks and lower market multiples for asset managers in response to market volatility during the third quarter. As a result, the Company determined that the Step 1 impairment assessment criteria were satisfied, as contemplated by ASC 350, “Goodwill and Other Intangible Assets,” for the goodwill in its Institutional Asset Management reporting unit as of August 31, 2015.
The amount of Goodwill allocated to the Institutional Asset Management reporting unit was $94.7 million as of August 31, 2015, of which $27.3 million was related to noncontrolling interest. In determining the fair value of this reporting unit, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 15%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a stabilization of AUM flows by the end of 2015, with AUM from client flows beginning to increase in the first half of 2016 and, over the longer term, assumes a compound annual growth rate in revenues of 9% from the trailing twelve month period ended August 31, 2015.
As a result of the above analysis, the Company determined that the fair value of the Institutional Asset Management reporting unit was less than its carrying value as of August 31, 2015. As a result, the Company has begun a Step 2 impairment assessment, which it anticipates will be completed during the fourth quarter of 2015. The Company has concluded that a goodwill impairment is probable and has recorded an estimated goodwill impairment charge of $28.0 million in the Investment Management segment, which is included within Special Charges on the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015. This charge resulted in an impact of $9.6 million on Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes). The Company will finalize this charge upon the completion of the Step 2 impairment assessment during the fourth quarter of 2015.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$222,782	$190,863	17%	$553,872	$482,553	15%
Commissions and Related Fees	58,264	5,874	892%	164,363	21,643	659%
Underwriting Fees	4,515	5,441	(17%)	31,514	18,737	68%
Total Investment Banking Revenue (1)	285,561	202,178	41%	749,749	522,933	43%
Other Revenue, net (2)	357	850	(58%)	(2,874)	(731)	(293%)
Net Revenues	285,918	203,028	41%	746,875	522,202	43%
Expenses
Operating Expenses	220,565	156,549	41%	586,200	410,832	43%
Other Expenses	30,131	8,828	241%	85,168	16,279	423%
Total Expenses	250,696	165,377	52%	671,368	427,111	57%
Operating Income (3)	35,222	37,651	(6%)	75,507	95,091	(21%)
Income (Loss) from Equity Method Investments	(528)	(48)	NM	238	455	(48%)
Pre-Tax Income	$34,694	$37,603	(8%)	$75,745	$95,546	(21%)

(1)
Includes client related expenses of $6.6 million and $14.6 million for the three and nine months ended September 30, 2015, respectively, and $5.6 million and $12.6 million for the three and nine months ended September 30, 2014, respectively.

(2)
Includes interest expense on the Senior Notes, subordinated borrowings and line of credit of $1.5 million and $4.9 million for the three and nine months ended September 30, 2015, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2014, respectively.

(3)
Includes Noncontrolling Interest of $0.2 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, and ($2.7) million and ($4.2) million for the three and nine months ended September 30, 2014, respectively.

For the three months ended September 30, 2015, the dollar value of North American announced and completed M&A activity increased 30% and 97%, respectively, compared to the three months ended September 30, 2014, while the dollar value of Global announced and completed M&A activity for the three months ended September 30, 2015 increased 25% and 34%, respectively, compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, the dollar value of North American announced and completed M&A activity increased 41% and 40%, respectively, compared to the nine months ended September 30, 2014, while the dollar value of Global announced and completed M&A activity for the nine months ended September 30, 2015 increased 32% and 36%, respectively, compared to the nine months ended September 30, 2014:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$597	$458	30%	$1,571	$1,117	41%
Value of North American M&A Deals Completed	$507	$258	97%	$1,182	$844	40%
Value of Global M&A Deals Announced	$1,054	$845	25%	$3,173	$2,405	32%
Value of Global M&A Deals Completed	$815	$607	34%	$2,327	$1,713	36%
Evercore Statistics **
Total Number of Fee Paying Advisory Clients	168	162	4%	354	310	14%
Investment Banking Fees of at Least $1 million from Advisory Clients	35	50	(30%)	112	117	(4%)

*	Source: Thomson Reuters October 1, 2015

**	Includes revenue generating clients only
Investment Banking Results of Operations
Three Months Ended September 30, 2015 versus September 30, 2014
Net Investment Banking Revenues were $285.9 million for the three months ended September 30, 2015 compared to $203.0 million for the three months ended September 30, 2014, which represented an increase of 41%. We earned advisory fees from 168 clients for the three months ended September 30, 2015 compared to 162 for the three months ended September 30, 2014, representing a 4% increase. We had 35 fees in excess of $1.0 million for the three months ended September 30, 2015, compared to 50 for the three months ended September 30, 2014, representing a 30% decrease. The increase in revenues from the three months ended September 30, 2014 primarily reflects an increase in our Commissions and Related Fees following our acquisition of ISI on October 31, 2014 and an increase in the size of Advisory Fees in our U.S. business.
Operating Expenses were $220.6 million for the three months ended September 30, 2015 compared to $156.5 million for the three months ended September 30, 2014, an increase of $64.0 million, or 41%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $162.4 million for the three months ended September 30, 2015, as compared to $121.5 million for the three months ended September 30, 2014, an increase of $40.9 million, or 34%. The increase was primarily due to the acquisition of ISI and other increased compensation costs resulting from the expansion of our businesses, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $58.2 million for the three months ended September 30, 2015, as compared to $35.1 million for the three months ended September 30, 2014, an increase of $23.1 million, or 66%. Non-compensation operating expenses increased from the prior year primarily driven by the acquisition of ISI, as well as increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $30.1 million for the three months ended September 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $22.0 million, primarily related to Evercore LP units and interests granted in conjunction with the acquisition of ISI, acquisition and transition costs of $0.5 million, changes to the fair value of contingent consideration of $2.8 million and intangible asset and other amortization of $4.8 million. Other Expenses of $8.8 million for the three months ended September 30, 2014 included other acquisition related compensation costs of $0.6 million, special charges of $3.7 million, acquisition and transition costs of $4.1 million and intangible asset and other amortization of $0.4 million.

Nine Months Ended September 30, 2015 versus September 30, 2014
Net Investment Banking Revenues were $746.9 million for the nine months ended September 30, 2015 compared to $522.2 million for the nine months ended September 30, 2014, which represented an increase of 43%. We earned advisory fees from 354 clients for the nine months ended September 30, 2015 compared to 310 for the nine months ended September 30, 2014, representing a 14% increase. We had 112 fees in excess of $1.0 million for the nine months ended September 30, 2015, compared to 117 for the nine months ended September 30, 2014, representing a 4% decrease. The increase in revenues from the nine months ended September 30, 2014 primarily reflects an increase in our Commissions and Related Fees following our acquisition of ISI on October 31, 2014 and an increase in the size of Advisory fees in our U.S. business. Underwriting fees increased 68% from the nine months ended September 30, 2014 primarily due to an increase in fees from our U.S. and Mexico businesses.
Operating Expenses were $586.2 million for the nine months ended September 30, 2015 compared to $410.8 million for the nine months ended September 30, 2014, an increase of $175.4 million, or 43%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $425.0 million for the nine months ended September 30, 2015, as compared to $309.1 million for the nine months ended September 30, 2014, an increase of $115.9 million, or 37%. The increase was primarily due to the acquisition of ISI and other increased compensation costs resulting from the expansion of our businesses, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $161.2 million for the nine months ended September 30, 2015, as compared to $101.8 million for the nine months ended September 30, 2014, an increase of $59.4 million, or 58%. Non-compensation operating expenses increased from the prior year primarily driven by the acquisition of ISI, as well as increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $85.2 million for the nine months ended September 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $66.1 million, primarily related to Evercore LP units and interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, special charges of $2.2 million, acquisition and transition costs of $1.9 million, changes to the fair value of contingent consideration of $2.8 million and intangible asset and other amortization of $10.6 million. Other Expenses of $16.3 million for the nine months ended September 30, 2014 included other acquisition related compensation costs of $6.4 million, special charges of $3.7 million, professional fees of $1.7 million, acquisition and transition costs of $4.1 million and intangible asset and other amortization of $0.4 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$8,650	$7,906	9%	$25,828	$22,592	14%
Institutional Asset Management	11,152	11,778	(5%)	33,966	34,422	(1%)
Private Equity	1,391	2,055	(32%)	4,213	6,104	(31%)
Total Investment Advisory and Management Fees	21,193	21,739	(3%)	64,007	63,118	1%
Realized and Unrealized Gains:
Institutional Asset Management	686	1,367	(50%)	3,132	4,742	(34%)
Private Equity	1,933	1,671	16%	3,259	5,633	(42%)
Total Realized and Unrealized Gains	2,619	3,038	(14%)	6,391	10,375	(38%)
Investment Management Revenue (1)	23,812	24,777	(4%)	70,398	73,493	(4%)
Other Revenue, net (2)	(779)	(644)	(21%)	(2,243)	(1,725)	(30%)
Net Investment Management Revenues	23,033	24,133	(5%)	68,155	71,768	(5%)
Expenses
Operating Expenses	18,275	22,356	(18%)	58,050	63,518	(9%)
Other Expenses (3)	28,082	82	NM	31,605	246	NM
Total Expenses	46,357	22,438	107%	89,655	63,764	41%
Operating Income (Loss) (4)	(23,324)	1,695	NM	(21,500)	8,004	NM
Income from Equity Method Investments (5)	1,457	1,150	27%	3,796	2,926	30%
Pre-Tax Income (Loss)	$(21,867)	$2,845	NM	$(17,704)	$10,930	NM

(1)	Includes client related expenses of $0.1 million for the three and nine months ended September 30, 2015 and $0.1 million for the nine months ended September 30, 2014.

(2)
Includes interest expense on the Senior Notes and line of credit of $1.0 million and $2.9 million for the three and nine months ended September 30, 2015, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2014, respectively.

(3)
Includes an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit of $28.0 million for the three and nine months ended September 30, 2015.

(4)
Includes Noncontrolling Interest of $1.4 million and $2.8 million for the three and nine months ended September 30, 2015, respectively, and $0.3 million and $3.1 million for the three and nine months ended September 30, 2014, respectively.

(5)	Equity in G5 ǀ Evercore and ABS is classified as Income from Equity Method Investments.
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
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of September 30, 2015, there was no previously distributed carried interest that was subject to repayment.
We made investments accounted for under the equity method of accounting in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.
Assets Under Management
AUM for our Investment Management business of $13.3 billion at September 30, 2015 decreased compared to $14.0 billion at December 31, 2014. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 66% of Level I investments and 34% of Level II investments as of September 30, 2015 and December 31, 2014 and Institutional Asset Management maintained 84% and 87% of Level I investments and 16% and 13% of Level II investments as of September 30, 2015 and December 31, 2014, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.
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
The following table summarizes AUM activity for the nine months ended September 30, 2015:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2014	$5,665	$8,067	$316	$14,048
Inflows	774	1,356	1	2,131
Outflows	(330)	(1,811)	(13)	(2,154)
Market Appreciation (Depreciation)	(182)	(514)	—	(696)
Balance at September 30, 2015	$5,927	$7,098	$304	$13,329

Unconsolidated Affiliates - Balance at September 30, 2015:
G5 ǀ Evercore	$1,780	$—	$—	$1,780
ABS	$—	$4,906	$—	$4,906

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of September 30, 2015:

	Wealth Management	Institutional Asset Management
Equities	57%	57%
Fixed Income	34%	37%
Liquidity (1)	7%	4%
Alternatives	2%	2%
Total	100%	100%
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
For the nine months ended September 30, 2015, AUM for Wealth Management increased 5%, reflecting an 8% increase due to flows, partially offset by a 3% decrease due to market depreciation. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by 2% and 3%, respectively, during the period and tracked the fixed income composite. For the period, the S&P 500 was down 5%, while the fixed income composite increased by 2%.
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
For the nine months ended September 30, 2015, AUM for Institutional Asset Management decreased 12%, reflecting a 6% decrease due to flows and a 6% decrease due to market depreciation. This reflects a decrease in AUM for Atalanta Sosnoff and for ECB. ECB's AUM decrease primarily reflects the impact of the fluctuation of foreign currency, partially offset by net inflows. AUM for Atalanta Sosnoff decreased primarily related to negative flows, as their three year performance continued to lag the benchmarks, and market depreciation.
Our Private Equity business includes the assets of funds which our Private Equity professionals manage. These funds include ECP II (terminated on December 31, 2014), the Discovery Fund, EMCP II and EMCP III. AUM for Private Equity decreased 4% for the nine months ended September 30, 2015 from net outflows related to the continued wind-down of the U.S. Private Equity business.
AUM from our unconsolidated affiliates decreased 1% from December 31, 2014 primarily related to negative performance in G5 ǀ Evercore, partially offset by positive performance in ABS.
Three Months Ended September 30, 2015 versus September 30, 2014
Net Investment Management Revenues were $23.0 million for the three months ended September 30, 2015, compared to $24.1 million for the three months ended September 30, 2014. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 3% from the three months ended September 30, 2014, primarily reflecting a decrease in Private Equity and Institutional Asset Management fees, partially offset by an increase in Wealth Management fees. Fee-based revenues included $0.01 million of revenues from performance fees during the three months ended September 30, 2015 compared to minimal revenues during the three months ended September 30, 2014. Realized and Unrealized Gains decreased 14% from the prior year primarily resulting from lower gains in Institutional Asset Management. Income from Equity Method Investments increased from the three months ended September 30, 2014 as a result of an increase in earnings from our investments in ABS and G5 ǀ Evercore.

Operating Expenses were $18.3 million for the three months ended September 30, 2015, as compared to $22.4 million for the three months ended September 30, 2014, a decrease of $4.1 million, or 18%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $13.0 million for the three months ended September 30, 2015, as compared to $14.5 million for the three months ended September 30, 2014, a decrease of $1.5 million, or 10%. The decrease was due primarily to lower discretionary incentive compensation. Non-compensation expenses, as a component of Operating Expenses, were $5.3 million for the three months ended September 30, 2015, as compared to $7.9 million for the three months ended September 30, 2014, a decrease of $2.6 million, or 33%.
Other Expenses of $28.1 million for the three months ended September 30, 2015 primarily included special charges of $28.0 million related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit. See "Impairment of Assets" above for further information. Other Expenses of $0.1 million for the three months ended September 30, 2014 were related to intangible asset amortization.
Nine Months Ended September 30, 2015 versus September 30, 2014
Net Investment Management Revenues were $68.2 million for the nine months ended September 30, 2015, compared to $71.8 million for the nine months ended September 30, 2014. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services increased 1% from the nine months ended September 30, 2014, primarily reflecting an increase in AUM in Wealth Management, partially offset by a decrease in Private Equity fees. Fee-based revenues included $0.4 million of revenues from performance fees during the nine months ended September 30, 2015 compared to $0.2 million during the nine months ended September 30, 2014. Realized and Unrealized Gains decreased 38% from the prior year resulting from lower gains in our private equity funds and Institutional Asset Management. Income from Equity Method Investments increased from the nine months ended September 30, 2014 as a result of an increase in earnings from our investments in ABS and G5 ǀ Evercore.
Operating Expenses were $58.1 million for the nine months ended September 30, 2015, as compared to $63.5 million for the nine months ended September 30, 2014, a decrease of $5.5 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $41.0 million for the nine months ended September 30, 2015, as compared to $41.9 million for the nine months ended September 30, 2014, a decrease of $0.9 million, or 2%. Non-compensation expenses, as a component of Operating Expenses, were $17.1 million for the nine months ended September 30, 2015, as compared to $21.7 million for the nine months ended September 30, 2014, a decrease of $4.6 million, or 21%.
Other Expenses of $31.6 million for the nine months ended September 30, 2015 primarily included special charges of $31.3 million, primarily related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit. See "Impairment of Assets" above for further information. Other Expenses of $0.2 million for the nine months ended September 30, 2014 were related to intangible asset amortization.
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

	For the Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$27,714	$68,262
Non-cash charges	211,004	117,855
Other operating activities	(95,876)	(96,866)
Operating activities	142,842	89,251
Investing activities	(18,655)	(5,340)
Financing activities	(191,363)	(140,982)
Effect of exchange rate changes	(6,839)	(2,313)
Net Increase (Decrease) in Cash and Cash Equivalents	(74,015)	(59,384)
Cash and Cash Equivalents
Beginning of Period	352,160	298,453
End of Period	$278,145	$239,069
Nine Months Ended September 30, 2015. Cash and Cash Equivalents were $278.1 million at September 30, 2015, a decrease of $74.0 million versus Cash and Cash Equivalents of $352.2 million at December 31, 2014. Operating activities resulted in a net inflow of $142.8 million, primarily related to earnings, partially offset by a decrease in accrued compensation and benefits. Cash of $18.7 million was used in investing activities primarily related to purchases of furniture, equipment and leasehold improvements and net purchases of marketable securities, partially offset by distributions from private equity investments. Financing activities during the period used cash of $191.4 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, as well as treasury stock purchases.
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
In October 2014, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7 million Class A Shares and/or LP Units for up to $350.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2015, we repurchased 2,032,868 shares/units, at an average cost per share of $50.84, for $103.3 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2015, we repurchased 969,122 shares, at an average cost per share of $50.95, for $49.4 million primarily related to minimum tax withholding requirements of share deliveries.
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
Pursuant to the Purchase Agreement with Mizuho, Evercore is subject to certain nonfinancial covenants. As of September 30, 2015, we were in compliance with all of these covenants.
Mizuho has advised us it intends to exercise in full the outstanding Warrants in November 2015 and to pay the exercise price by surrender of the entire issue of the Senior Notes and payment of approximately $11.0 million in cash.
The Company intends to conduct a public offering for the resale of the 5,454,545 shares of Class A common stock issuable upon exercise of the Warrants on behalf of Mizuho, in which 3,100,000 shares are to be offered to the public. The Company intends to purchase from the underwriters the remaining 2,354,545 shares of Class A common stock that are subject to the offering (the “Share Repurchase”), at a price per share equal to the price paid by the underwriters to the selling stockholder in the offering.
On November 2, 2015 the Company entered into a senior credit facility with the New York branch of Mizuho pursuant to which it will borrow, concurrently with the closing of the offering, the New Loan with a principal of $120.0 million. The principal amount of the New Loan shall be subject to annual amortization of principal beginning in the second year, with the final payment of all amounts outstanding, plus accrued interest, being due five years after the closing date. The New Loan will bear interest at LIBOR or a base rate (at the Company’s election) plus an applicable margin (determined according to a leverage-based pricing grid), and will be guaranteed by certain of the Company’s material domestic subsidiaries. The New Loan will contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum ratio of liquid assets to debt, and customary events of default. The Company intends to use the proceeds of the New Loan, together with the cash portion of the exercise price of the Warrants, to fund the Share Repurchase.
Mizuho, Mizuho Securities Co. Ltd., and the Company are also revising the alliance between their advisory businesses to include geographies globally and extend for an initial three year term, with automatic one-year renewals thereafter.
As of September 30, 2015, the Company had $22.6 million in subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings had a coupon of 5.5%, payable semi-annually.
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
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility is approximately $8.8 million and is secured with trading securities when used on an overnight basis. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points and is secured with trading securities. There have been no significant monies drawn on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis, the Company committed to loan Luminis $5.5 million. The Company paid Luminis $3.5 million pursuant to the loan agreement during the nine months ended September 30, 2015, with the remaining $2.0 million due from the Company on demand. The Company may acquire a 20% interest in Luminis in 2017.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 0.7 years, as of September 30, 2015, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
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
As of September 30, 2015 and December 31, 2014, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	September 30, 2015		December 31, 2014
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$51,655		$98,688
Securities Purchased Under Agreements to Resell	351	$352	7,669	$7,671
Total Assets	52,006		106,357
Liabilities
Securities Sold Under Agreements to Repurchase	(52,025)	$(52,041)	(106,499)	$(106,632)
Net Liabilities	$(19)		$(142)
Risk Measures
VaR	$13		$29
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(16)		$(70)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$16		$70

Contractual Obligations

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
As of September 30, 2015, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740, hence, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $8.5 million and $8.7 million as of September 30, 2015 and December 31, 2014, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
We also have commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally includes noncontrolling interests held by the principals of Atalanta Sosnoff, was $2.6 million and $4.0 million as of September 30, 2015 and December 31, 2014, respectively, as recorded on our Unaudited Condensed Consolidated Statements of Financial Condition.
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

Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM which principally hold equity securities. As of September 30, 2015, the fair value of our investments with these products, based on closing prices, was $1.8 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.2 million for the three months ended September 30, 2015.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.6 million for the three months ended September 30, 2015.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2015, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($8.5) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of September 30, 2015 and December 31, 2014, total receivables amounted to $162.7 million and $136.3 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the nine months ended September 30, 2015 and 2014.

With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2015, we had Marketable Securities of $42.4 million, of which 90% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
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
Changes in Internal Controls over Financial Reporting
As noted in the 2014 Form 10-K, Part II, Item 9A filed on February 27, 2015, the Company continues to address the integration of ISI’s financial systems and processes. There were no other changes during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
In January 2015, Donna Marie Coburn filed a proposed class action complaint against ETC in the U.S. District Court for the District of Columbia, in which she purports to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present.  The complaint alleges that ETC breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and claims the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock.  The plaintiff seeks the recovery of alleged Plan losses, attorneys’ fees, other costs, and other injunctive and equitable relief.  The Company believes that it has meritorious defenses against these claims and intends to vigorously defend against them. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail. On April 13, 2015, ETC filed an answer along with a motion to dismiss. On June 13, 2015 Plaintiffs filed an opposition to ETC’s motion to dismiss and on July 13, 2015, ETC filed its reply to Plaintiffs’ opposition. The case is now pending either scheduling of an oral argument, which has been requested, or a ruling on the motion.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales
None
Issuer Purchases of Equity Securities

2015	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	145,965	$50.37	134,045	6,758,425
February 1 to February 28	1,551,660	51.12	663,459	6,094,966
March 1 to March 31	49,193	50.82	41,614	6,053,352
Total	1,746,818	$51.05	839,118	6,053,352

April 1 to April 30	385,705	$48.24	380,820	5,672,532
May 1 to May 31	314,630	49.17	307,000	5,365,532
June 1 to June 30	28,103	51.22	20,000	5,345,532
Total	728,438	$48.76	707,820	5,345,532

July 1 to July 31	18,109	$54.47	—	5,345,532
August 1 to August 31	323,883	54.35	309,796	5,035,736
September 1 to September 30	184,742	51.08	176,134	4,859,602
Total	526,734	$53.21	485,930	4,859,602

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

10.1
$120,000,000 Term Loan and Guarantee Agreement among Evercore Partners Inc. as Borrower, The Guarantors from time to time Party Thereto, The Several Lenders from time to time Parties Thereto, and Mizuho Bank, Ltd., as Administrative Agent, Dated as of November 2, 2015 (filed herewith)

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes In Equity for the nine months ended September 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 2, 2015

Evercore Partners Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1
$120,000,000 Term Loan and Guarantee Agreement among Evercore Partners Inc. as Borrower, The Guarantors from time to time Party Thereto, The Several Lenders from time to time Parties Thereto, and Mizuho Bank, Ltd., as Administrative Agent, Dated as of November 2, 2015 (filed herewith)

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes In Equity for the nine months ended September 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)