Form 10-K
period 2015-12-31
Evercore Partners Inc.
filed 2016-02-24
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2015 was approximately $2.0 billion, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $53.96 per share and on the par value of the registrant’s Class B common stock, par value $0.01 per share.
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 17, 2016, was 39,724,730. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 17, 2016 was 25 (excluding 75 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Partners Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2016 annual meeting of stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

EVERCORE PARTNERS INC.

PART I
Available Information
Our website address is www.evercore.com. We make available free of charge on the Investor Relations section of our website (http://ir.evercore.com) our Annual Report on Form 10-K ("Form 10-K"), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934; as amended (the "Exchange Act"). We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. From time to time we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://ir.evercore.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the "Email Alert" section at http://ir.evercore.com. We do not intend for information contained in our website to be part of this Form 10-K.
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
In this report, references to "Evercore", the "Company", "we", "us" and "our" refer to Evercore Partners Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, references to (1) "Evercore Partners Inc." refer solely to Evercore Partners Inc., and not to any of its consolidated subsidiaries and (2) "Evercore LP" refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries. References to the "IPO" refer to our initial public offering on August 10, 2006 of 4,542,500 shares of our Class A common stock, including shares issued to the underwriters of the IPO pursuant to their election to exercise in full their overallotment option.
Forward-Looking Statements
This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as "outlook", "believes", "expects", "potential", "continues", "may", "should", "seeks", "approximately", "predicts", "intends", "plans", "estimates", "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore’s business. We believe these factors include, but are not limited to, those described under "Risk Factors" in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments thereto or in future press releases or other public statements.
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
Overview
Evercore is one of the leading independent investment banking advisory firms in the world based on the dollar volume of announced worldwide merger and acquisition ("M&A") transactions on which we have advised since 2000. When we use the term independent investment banking advisory firm, we mean an investment banking firm that directly, or through its affiliates, does not engage in commercial banking or significant proprietary trading activities. We were founded on the belief that there is an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product capital intensive financial institutions. We believe that maintaining standards of excellence and integrity in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism and integrity.
We operate globally through two business segments:

•	Investment Banking; and

•	Investment Management.
Our Investment Banking segment includes our advisory services, through which we provide advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. We also provide restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, we provide our clients with capital markets advice relating to both debt and equity securities, we underwrite securities offerings and we raise funds for financial sponsors and advise on secondary transactions for private funds interests. Our Investment Banking segment also includes Evercore ISI services through which we offer equity research and agency-only securities sales and trading for institutional investors.
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
Investment Banking
At December 31, 2015, our Investment Banking segment had 79 Advisory Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and broad geographic reach, as well as 88 senior research and distribution professionals in Evercore ISI.
In 2015, our Investment Banking segment generated $1.134 billion, or 92% of our revenues, excluding Other Revenue, net, ($821.4 million, or 89%, in 2014 and $666.8 million, or 87%, in 2013) and earned advisory fees from 484 client transactions.
Advisory
We provide confidential, strategic and tactical advice to both public and private companies, with a particular focus on large, multinational corporations, as well as for select institutional investors and government institutions. By virtue of their prominence, size and sophistication, many of our clients are more likely to require expertise relating to larger and more complex situations. We are advising or have advised on numerous noteworthy transactions during the past three years, including:

• EMC on its sale to Dell and its owners, Michael S. Dell, MSD Capital and Silver Lake	• DuPont in its announced merger with Dow Chemical; its spinoff of Chemours and its successful proxy fight with Trian Fund Management

• Shire on its pending acquisition of Baxalta as well as its acquisition of Dyax	• The Special Committee of the Board of Directors of Broadcom on its sale to Avago Technologies

• The Bazalgette Consortium of infrastructure investors on its successful bid to finance, deliver, and own the Thames Tideway Tunnel, a major greenfield sewerage pipeline project in London, England	• CVS Health on its acquisition of Omnicare

• Tokio Marine on its acquisition of HCC Insurance Holdings	• Abbott Laboratories on its acquisition of Alere

• Energy Future Holdings on the restructuring of its debt	• Cable & Wireless Communications on its acquisition of Columbus International and on its sale to Liberty Global

• SilverLake Partners on its sale of IPC Systems to Centerbridge Partners	• Old Mutual on the IPO of OM Asset Management

• AstraZeneca on its successful defense against Pfizer’s unsolicited approach	• Macquarie Infrastructure Fund IV and Wren House Infrastructure on the acquisition of E.ON’s operations in Spain and Portugal

• The Disinterested Directors of the Board of Chrysler Group on the purchase of the VEBA's 41.5% member interests by Fiat	• AT&T on its acquisition of Leap Wireless International

• CLP Holdings on the acquisition, together with China Southern Power Grid, of ExxonMobil's majority stake in its Hong Kong electricity business	• Primaris Retail REIT on its defense from a hostile suitor and ultimate sale to H&R REIT
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

•
Transaction Excellence. Since the beginning of 2000, we have advised on over $2.0 trillion of announced transactions, including acquisitions, sale processes, mergers of equals, special committee advisory assignments, recapitalizations and restructurings.

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

•
Private Funds. We advise fund sponsors in the U.S. and internationally on all aspects of the fundraising process and have expanded our platform to include advising on secondary transactions for private funds interests.

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

Investment Management
Our Investment Management segment includes Institutional Asset Management, in the United States through Evercore Trust Company, N.A. ("ETC"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") and ABS Investment Management, LLC ("ABS") and in Mexico through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"); Wealth Management, through Evercore Wealth Management ("EWM") and G5 Holdings S.A. ("G5 ǀ Evercore"); personal trust services through Evercore Trust Company of Delaware, established in 2016; and Private Equity. Our Investment Management business principally manages and invests capital on behalf of third parties, including a broad range of institutional investors such as corporate and public pension funds, endowments, foundations, insurance companies, family offices and high net-worth individuals. Our Investment Management business is led by highly-experienced Portfolio and Client Relationship Managers.
In 2015, our Investment Management segment generated revenue of $95.1 million or 8% of our revenues, excluding Other Revenue, net, ($98.8 million, or 11%, in 2014 and $95.8 million, or 13%, in 2013). As of December 31, 2015, we had $8.2 billion of assets under management ("AUM"), excluding any AUM from our non-consolidated affiliates, of which $1.7 billion was attributable to Institutional Asset Management, $6.2 billion was attributable to Wealth Management and $0.3 billion was attributable to Private Equity clients.

Institutional Asset Management
Within our Institutional Asset Management business, ETC provides specialized investment management, independent fiduciary and trustee services and ECB primarily manages Mexican fixed income products and offers fiduciary and trust services. Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products and ABS is an institutionally focused hedge fund-of-funds manager. Atalanta Sosnoff and ABS are each investments reported on the equity method of accounting.
Wealth Management
Wealth Management provides services through EWM and G5 ǀ Evercore and personal trust services through Evercore Trust Company of Delaware, established in 2016. EWM targets clients with more than $5 million in investable assets and offers services such as investment policy creation, asset allocation, customized investment management, manager selection, performance reporting and financial planning.
Private Equity
Private Equity manages value-oriented, middle-market private equity funds in Mexico. The Company previously managed funds in the U.S. While we do not intend to raise Evercore-sponsored successor funds in the United States or Europe, we maintain a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners ("Trilantic").
In connection with the issuance of certain limited partnership interests in Trilantic, the Company became a limited partner of Trilantic and is entitled to receive 10% of the aggregate amount of carried interest in respect to all of the portfolio investments made by Trilantic IV, up to $15.0 million. The Company and its affiliates are passive investors and do not participate in the management of any Trilantic-sponsored funds. Trilantic also agreed to pay an annual fee to the Company equal to $2.0 million per year for a period of five years, ending in 2014, as consideration for services to be performed by the Company. In addition, as part of the strategic alliance, the Company agreed to commit $5.0 million of the total capital commitments of Trilantic Capital Partners V L.P. ("Trilantic V").
Our Strategies for Growth
We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:

•
Add Highly Qualified Investment Banking Professionals with Industry and Product Expertise. We hired 10 new Senior Managing Directors in 2015, expanding our capabilities in the U.S. and Europe and increasing our presence in Technology, Healthcare, Energy, and Power and Utilities. We intend to continue to recruit high-caliber advisory, capital markets advisory, funds placement, research and distribution professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines we have identified as particularly attractive. On occasion these additions result from the acquisition of boutique independent advisory firms with leading professionals in a market or sector.

•
Achieve Organic Growth and Improved Profitability in Investment Management. We are focused on managing our current Investment Management business towards growth and improved profitability. We also continue to selectively evaluate opportunities to expand Wealth Management.

•
Expand In New Geographic Markets. We are expanding in new geographic markets where we believe the business environment will be receptive to the strengths of our Investment Banking business model or where we believe our clients have or may develop a significant presence. Our expansion in Germany, Spain and Singapore, as well as our advisory affiliates and alliances in Brazil, Japan, China, South Korea, India and Australia, represent important steps in this strategy. We are actively seeking to strengthen, expand and deepen these alliances. We may hire groups of talented professionals or pursue additional strategic acquisitions or alliances with highly-regarded regional or local firms whose cultures and operating principles are similar to ours.

Results by Segment and Geographic Location
See Note 22 to our consolidated financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.
People
As of December 31, 2015, we employed approximately 1,400 people worldwide. Our senior professionals play a significant role in driving growth and are measured by their productivity either through revenue per Advisory Senior Managing

Director or other metrics including asset growth for Portfolio and Client Relationship Managers. None of our employees are subject to any collective bargaining agreements, and we believe we have good relations with our employees.
As a leading independent investment banking firm, our core asset is our professional staff, including their intellectual capital and their dedication to providing the highest quality services to our clients. Prior to joining Evercore, many of our Advisory Senior Managing Directors, Senior Research and Sales and Trading Professionals and Portfolio and Client Relationship Managers held senior level positions with other leading corporations, financial services firms or investment firms.
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
Evercore is predominantly an independent investment banking advisory firm, and its competitors can be categorized into three main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS, (2) independent advisory firms such as Lazard and Rothschild and (3) boutiques, such as Centerview, Greenhill, Moelis, Perella Weinberg and PJT Partners, among others. We believe, and our clients have informed us, that firms which also engage in acquisition financing, significant proprietary trading in clients’ securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since Evercore is able to avoid potential conflicts associated with these types of activities, we believe that Evercore is better able to develop more trusted and long-term relationships with its clients than those of its competitors which provide such services. In addition, we have a larger global presence and deeper sector expertise than many of the boutiques. Evercore ISI's business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
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
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. ("EGL"), a wholly-owned subsidiary of ours through which we conduct our investment banking business, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority ("FINRA"), and is registered as a broker-dealer in various states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. The SEC, FINRA, and regulators in various non-U.S. jurisdictions impose both conduct-based and disclosure-based requirements with respect to research reports and research analysts. State securities regulators also have regulatory or oversight authority over EGL. On December 31, 2015, the operations of International Strategy & Investment Group L.L.C. were transferred to EGL. The Private Funds Group is impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in New York, Illinois, Ohio, California and New Mexico. Similar measures are being considered or have been implemented in other jurisdictions.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. EGL is also subject to the SEC's Market Access Rule, Rule 15c3-5. The Market Access Rule requires EGL to have controls and procedures in place to limit financial exposure caused by having direct market access. Our broker-dealer subsidiaries are also subject to regulations, including the USA PATRIOT Act of 2001 (the "Patriot Act"), which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.
We are also subject to the U.S. Foreign Corrupt Practices Act, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business.
Three of our affiliates, EWM, ABS and Atalanta Sosnoff, are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, state and local political contributions, as well as general anti-fraud prohibitions. EWM is also an investment advisor to a mutual fund, which subjects EWM to additional regulations under the Investment Company Act of 1940 (the "1940 Act"). ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC"), is a member bank of the Federal Reserve System and is subject to the Patriot Act and to the state laws in the jurisdictions in which it operates. Evercore Trust Company of Delaware ("ETCDE"), established in 2016, is a limited purpose trust company regulated by the Office of the Delaware State Bank Commissioner. ETCDE is subject to the rules and regulations applicable to limited purpose trust companies operating in Delaware.
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
United Kingdom
Authorization by the Financial Conduct Authority ("FCA"). The FCA is responsible for regulating Evercore Partners International LLP ("Evercore UK") and International Strategy & Investment (UK) Limited ("ISI UK"), the London vehicle of the recently acquired ISI business. The Financial Services and Markets Act 2000 ("FSMA") is the basis for the UK’s financial services regulatory regime. FSMA is supported by secondary legislation and other rules made under FSMA, including the FCA Handbook of Rules and Guidance. A key FSMA provision is section 19, which contains a "general prohibition" against any person carrying on a "regulated activity" (or purporting to do so) in the UK unless he is an authorized or exempt person. It is a criminal offense to breach this general prohibition and certain agreements made in breach may not be enforceable. The "regulated activities" are set out in the FSMA (Regulated Activities) Order 2001 (as amended). Evercore UK is authorized to carry out regulated activities including: advising on investments; arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. ISI UK is also authorized to carry out these activities and, additionally, is authorized to carry out the regulated activity of dealing in investments as agent. As UK authorized persons, Evercore UK and ISI UK are subject to the FCA’s high level principles for businesses, conduct of business obligations and organizational requirements. The FCA has extensive powers to supervise and intervene in the affairs of the firms. It can take a range of disciplinary enforcement actions, including public censure, restitution, fines or sanctions and the award of compensation.
FSMA also has a civil penalty regime for market abuse, supplemented by the FCA's Code of Market Conduct, which exists independently of a separate criminal regime for insider dealing. The civil regime implements the Market Abuse Directive ("MAD") in the UK. MAD is being replaced by a new Markets Abuse Regulation ("MAR"), which will expand and develop the existing EU market abuse regime. MAR will apply from July 3, 2016.
Regulatory Capital. Regulatory capital requirements form an integral part of the FCA’s prudential supervision of FCA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties’) financial stability. The FCA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high level requirement for firms to have adequate financial resources. However, as a so-called "exempt-CAD firm", Evercore UK is subject only to limited minimum capital requirements. ISI UK is a so-called "BIPRU investment firm". As a result, it is potentially subject to a greater minimum regulatory capital requirement, currently based on its annual fixed expenditure (its "fixed overhead requirement"). The FCA may impose a higher capital requirement than the minimum requirement on BIPRU investment firms.
Anti-Money Laundering, Counter-Terrorist Financing and Anti-Bribery. The Money Laundering Regulations 2007 came into force on December 15, 2007 and implement the Third EU Money Laundering Directive ("MLD 3"). The MLD 3 harmonizes standards across the EU with higher-level, risk-based requirements and require relevant firms to have procedures in place to prevent money laundering and to take a risk-based approach to focus the efforts where they are most needed. This approach includes client due diligence, monitoring, staff training and awareness. Failure to maintain the necessary procedures is a criminal offense. The Fourth EU Money Laundering Directive (“MLD 4”), which entered into force on June 25, 2015 amends and replaces MLD 3. MLD 4 is designed to reinforce the efficacy of EU law in countering money laundering and terrorist financing and to ensure that the EU framework is aligned with the International Standards on Combating Money Laundering and the Financing of Terrorism and Proliferation adopted by the Financial Action Task Force's anti-money in 2012. Member states are required to bring into force the laws, regulations and administrative provisions necessary to comply with MLD 4 by June 26, 2017 although the Commission of the European Union has called on member states to agree to bring forward the date for effective transposition and application of MLD 4 to the fourth quarter of 2016. The Commission has also announced that it intends to publish a legislative proposal with amendments to MLD 4 by the second quarter of 2016.
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
Regulatory Framework in the European Union. Both Evercore UK and ISI UK have obtained the appropriate European investment services passport rights to provide cross-border services into a number of other members of the European Economic Area ("EEA"). Evercore UK has also obtained a passport to provide specific investment services from a Spanish branch. These "passports" derive from the pan-European regime established by the EU Markets in Financial Instruments Directive ("MiFID"), which regulates the provision of investment services and activities throughout the EEA. MiFID provides investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as "host member states") on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This practice is known as "passporting".
MiFID has been recast and replaced with a new directive ("MiFID 2") and a new Markets in Financial Instruments Regulation ("MiFIR"). Among the measures introduced by MiFID 2 and MiFIR are enhanced investor protection and conduct of business rules. One aspect of the enhanced conduct of business rules is stricter restrictions on investment firms making or receiving so-called "inducements" including dealing (or broker) commissions. MiFID 2 and MiFIR also introduce a harmonized regime for access by non-European firms to the EU investment services market. This could impact the ability of Evercore entities outside of Europe to provide investment services within Europe. Both MiFID 2 and MiFIR entered into force on July 2, 2014 and must generally be applied by member states by January 3, 2017 (although this application date is expected to be postponed by at least one year).

Hong Kong
In Hong Kong, the Securities and Futures Commission ("SFC") regulates our subsidiary, Evercore Asia Limited ("Evercore Asia"). The compliance requirements of the SFC include, among other things, net capital requirements and stockholders’ equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with Evercore Asia, and require the registration of such persons.
Singapore
In Singapore, corporate finance advisory activities are regulated by the Monetary Authority of Singapore ("MAS") and subject to licensing requirements. Evercore Asia (Singapore) Pte. Ltd. maintains a Capital Market Services license issued by the MAS for dealing in securities and advising on corporate finance matters.
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
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Global financial markets and economic conditions are negatively impacted by many factors beyond our control, including the inability to access credit markets, rising interest rates or inflation, terrorism, political uncertainty, uncertainty in the U.S. federal fiscal policy and the fiscal policy of foreign governments and the timing and nature of regulatory reform. Financial market and economic conditions have been volatile in the last several years, and challenging conditions have persisted. Concerns over the rate of economic recovery, the level of U.S. national debt and foreign debt, unemployment, the availability and cost of credit, the global housing market, inflation levels, currency fluctuations, energy costs (including significant declines in oil prices) and geopolitical issues have contributed to increased volatility, uncertainty and diminished expectations for the economy and for the markets. These conditions could reduce the demand for our services and present new challenges. Revenue generated by our Investment Banking business is related to the volume and value of the transactions in which we are involved. The majority of our bankers are focused on covering clients in the context of providing M&A services and those activities generate a substantial portion of our revenues. During periods of unfavorable market and economic conditions, our operating results may be adversely affected by a decrease in the volume and value of M&A transactions and increasing price competition among financial services companies seeking advisory engagements. Additionally, our clients engaging in M&A transactions often rely on access to the credit and/or capital markets to finance their transactions. The uncertainty of available credit and the volatility of the capital markets can adversely affect the size, volume, timing and ability of such clients to successfully complete M&A transactions and adversely affect our Investment Banking business.
In the event of a decline in M&A activity we may seek to generate greater business from our restructuring and capital markets services and our Evercore ISI business. However, it is unlikely that we will be able to offset lower revenues in their entirety from our M&A activities with revenues generated from restructuring and capital markets services or from our Evercore ISI business. Our restructuring services, which provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers, our capital markets services,  which provide corporations and financial sponsors with advice relating to a broad array of financing issues and our Evercore ISI business, which provides equity research and agency-only securities sales and trading for institutional investors, are intentionally smaller than our M&A advisory business and we expect that they will remain that way for the foreseeable future.
Unfavorable market conditions also may lead to a reduction in revenues from our trading, underwriting and placement agent activities. In addition, Europe’s ongoing debt crisis could have a material adverse effect on our U.K. advisory business. The European sovereign debt crisis has continued to negatively impact economic conditions and global markets. The uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. See "-A portion of our revenues are derived from our international operations, which are subject to certain risks."
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
Our senior leadership team’s expertise, skill, reputation and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking business, including Advisory and Evercore ISI, is dependent on our senior Investment Banking professionals and on a small number of senior research analysts, traders and executives. In addition, EWM and ETC are dependent on a small number of senior portfolio managers and executives. Further, the operations and performance of G5 ǀ Evercore, ABS and Atalanta Sosnoff are dependent on a small number of senior executives. Our professionals possess substantial experience and expertise and strong client relationships. However, they are not obligated to remain employed with us. If these personnel were to retire, join an existing competitor, form a competing company or otherwise leave us, it could jeopardize our relationships with clients and result in the loss of client engagements and revenues.
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
Our growth strategy also relies on our ability to attract and retain profitable senior finance professionals across all of our businesses. To the extent we award compensation based on our business performance, we may not be able to retain our professionals, which could result in increased recruiting expenses or our recruiting professionals at higher compensation levels. For example, in connection with the formation of Evercore ISI, we issued to a large number of employees Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") that become exchangeable for common stock only upon the satisfaction of multi-year performance conditions. If business and economic conditions are such that satisfaction of these conditions becomes less likely, the effectiveness of these interests in retaining employees, including key senior employees, may be reduced.
Due to the early stage of development of certain of our businesses and competition from other firms, we may face difficulties in recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors may be able to offer more attractive compensation packages or broader career opportunities. Additionally, it may take more than one year for us to determine whether new advisory professionals will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development.
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
Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve a number of risks and present financial, managerial and operational challenges, including the following factors, among others:

•	loss of key employees or customers;

•	possible inconsistencies in or conflicts between standards, controls, procedures and policies and the need to implement company-wide financial, accounting, information technology and other systems;

•	failure to maintain the quality of services that have historically been provided;

•	failure to coordinate geographically diverse organizations;

•	compliance with regulatory requirements in regions in which new businesses and ventures are located; and

•	the diversion of management’s attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.
For example, acquisitions and internally developed initiatives generally result in increased operating and administrative costs as the necessary infrastructure, IT, legal and compliance systems, controls and personnel are put in place. Our inability to develop, integrate and manage acquired companies, joint ventures or other strategic relationships and growth initiatives in an efficient and cost-effective manner, or at all, could have material adverse short- and long-term effects on our operating results, financial condition and liquidity.
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
We have experienced significant growth in the past several years, including in our Investment Banking business, by expanding into sales, trading, research and underwriting activities, entering into strategic alliances, acquiring ISI and The Lexicon Partnership LLP ("Lexicon") and the hiring of additional senior professionals in our advisory group, and in our Investment Management business through the acquisitions of Atalanta Sosnoff and Mt. Eden Investment Advisors, LLC and our investment in ABS. Supporting this growth has placed significant demands on our operational, legal, regulatory and financial systems and resources for integration, training and business development efforts. We are often required to commit additional resources to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion, even when we only partner, enter into strategic alliances or take minority stakes in other businesses. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. We cannot provide assurance that our financial controls, the level of knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our expanding operations effectively. Any failure to do so could adversely affect our ability to pursue our growth strategy, generate revenue and control expenses.
Our revenue and profits are highly volatile, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.
Our revenue and profits are highly volatile and we can experience significant fluctuations in quarterly results. We generally derive Investment Banking revenue from engagements that generate significant fees at key transaction milestones, such as closing, and the timing of these milestones is outside of our control. As a result, our financial results will likely fluctuate from quarter to quarter based on the timing of when those fees are earned. It may be difficult for us to achieve steady earnings growth on a quarterly basis, which could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.
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
In Institutional Asset Management and Wealth Management, our revenue includes management fees from assets we manage. These revenues are dependent upon the amount of AUM, which can decline as a result of market depreciation, withdrawals or otherwise, as well as the performance of the assets. The timing of flows, contributions and withdrawals are often out of our control, can occur on short notice, and may be inconsistent from quarter to quarter. See "—The amount and mix of our AUM are subject to significant fluctuations." In addition, a portion of our Institutional Asset Management revenue is derived from performance fees, which vary depending on the performance of the investments we select for the funds and clients we manage, which could cause our revenue and profits to fluctuate. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce AUM and asset management revenues.
In Private Equity, we record revenue from performance fees, or carried interest, upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. Our Private Equity revenue also includes our allocable share, based on our investments in the funds managed by our Private Equity business, of unrealized ("mark-to-market") as well as realized gains and losses reported by such funds. As a result, because the investment returns of our Private

Equity funds are uncertain and difficult to predict, the revenue we derive from our Private Equity business can be volatile from quarter to quarter and year to year.
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
In addition, in recent years, the U.S. Department of Justice and the SEC have also devoted greater resources to the enforcement of the Foreign Corrupt Practices Act, and the United Kingdom has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that any of our employees have violated these laws (or similar laws of other jurisdictions in which we do business) could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial position or results of operations.

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
In recent years, particularly in highly volatile markets, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against M&A financial advisors has been increasing. Our business is also subject to regulation in the countries in which it operates. As this regulatory environment continues to change (in some cases potentially significantly) it is difficult to assess future litigation and regulatory risks.  This regulatory change also makes it harder for our clients to estimate future potential losses that may be incurred. Our M&A advisory activities may subject us to the risk of significant legal liability to our clients and third parties, including our clients’ stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In addition, a portion of our M&A advisory fees are obtained from restructuring clients, and often these clients do not have sufficient resources to indemnify us for costs and expenses associated with third-party subpoenas and, to the extent claims are not barred as part of the reorganization process, direct claims. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. As a result, we may incur significant legal expenses in defending against litigation. In our Investment Management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liability or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or legal expenses incurred in defending against litigation could materially adversely affect our business, financial condition, operating results or liquidity or cause significant reputational harm to us, which could seriously harm our business.
Extensive and evolving regulation of our businesses exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and limits our ability to engage in certain activities.
The financial services industry is subject to extensive regulation, as described further under "Business - Regulation" above. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as an investment adviser or broker-dealer. For example, we are subject to extensive bribery and anti-corruption regulation, which can present heightened risks for us due to certain jurisdictions in which we operate and our significant client relationships with governmental entities and certain businesses that receive support from government agencies. Our businesses are subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations or estimate the amount of monetary fines or penalties which could be assessed. In addition, adverse regulatory scrutiny of any of our strategic partners could have a material adverse effect on our business and reputation. For example, the SEC has recently focused on investment advisers, investigating and bringing enforcement actions where such advisers have breached or are alleged to have breached their fiduciary duties to clients. Any investigation by the SEC, even in the absence of wrongdoing, could damage our reputation with clients and adversely affect our operations.
In recent years, the U.S. and other governments have taken actions, and may continue to take further actions, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries and in particular our Investment Management business. For example, several states and municipalities in the United States have adopted "pay-to-play" rules, which could limit our ability to charge advisory fees, and could therefore affect the profitability of that portion of our business. In addition, the use of "soft dollars", where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Investment Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these costs. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Investment Management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the U.S. related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.
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
We operate in businesses that are highly dependent on information systems and technology. In Evercore ISI, and our Institutional Asset Management and Wealth Management businesses in particular, we must consistently and reliably obtain securities pricing information, properly execute and process client transactions and provide reports and other customer service to our clients. The expansion of our equities business has increased the size and scope of our trading activities and, accordingly, increased the opportunities for trade errors and other operational errors in connection with the processing of transactions. The occurrence of trade or other operational errors or the failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We also rely on third-party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our businesses.

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
In addition, if we were to experience a disaster or other business continuity problem, such as a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. In particular, we depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Any such event could lead us to experience operational challenges, and our inability to timely and successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.
We may not be able to generate sufficient cash to service all of our indebtedness.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including the $120.0 million principal amount of the senior credit facility issued to Mizuho Corporate Bank, Ltd. ("Mizuho") subject to annual amortization of principal beginning in the second year, with the final payment of all amounts outstanding, plus accrued interest, being due 2020 (the "New Loan") and $22.6 million principal amount of subordinated borrowings with an executive officer of the Company due 2019 with a 5.5% coupon. If our cash flows and capital resources are insufficient to fund our debt service obligations, including the principal noted above and quarterly and semi-annual interest payments of $0.8 million and $0.6 million, respectively, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the New Loan, subordinated borrowings and other contractual commitments.
Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operation.
Goodwill and other intangible assets represent a significant portion of our assets. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. During the third quarter of 2015, the Institutional Asset Management reporting unit was impacted by adverse market and operating conditions, including a decline in AUM that was greater than anticipated at the time of the Company’s previous impairment assessment, investment performance below benchmarks and lower market multiples for asset managers in response to market volatility. As a result, the Company determined that these events indicated that the carrying amount of these assets may not be recoverable. The Company performed Step 1 and Step 2 impairment assessments, as contemplated by Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other" ("ASC 350") and recorded a goodwill impairment charge of $28.5 million in 2015 in its Institutional Asset Management reporting unit as a result of this assessment. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods.

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
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking clients for advisory services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Investment Banking services accounted for 93%, 90% and 87% of Net Revenues in 2015, 2014 and 2013, respectively, a substantial portion of which represents fees generated by our advisory services. We expect that we will continue to rely on Investment Banking fees from advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking advisory engagements or the market for advisory services would adversely affect our business.
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
Our top five Investment Banking clients accounted for 9%, 14% and 14% of Net Revenues in 2015, 2014 and 2013, respectively. The composition of the group comprising our largest Investment Banking clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our Investment Banking Revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed, however, no clients accounted for more than 10% of our Net Revenues for the years ended December 31, 2015, 2014 and 2013.
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
Several of our competitors include large financial institutions, many of which have far greater financial and other resources than us and, unlike us, have the ability to offer a wider range of products, which may enhance their competitive position. They also regularly support services we do not provide, such as commercial lending and other financial services and products, which puts us at a competitive disadvantage and could result in pricing pressures or lost opportunities, which could materially adversely affect our revenue and profitability. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who are able to provide financing or market making services that are often a crucial component of the Investment Banking transactions on which we advise. In addition to our larger competitors, over the last few years a number of independent investment banks that offer only independent advisory services have emerged, with several showing rapid growth, stressing their lack of other businesses as a competitive advantage. As these independent firms or new entrants into the market seek to gain market share, there could be pricing and competitive pressures, which could adversely affect our revenues and earnings.
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
We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be available to us or may not be sufficient to protect us against losses arising from such liability. In addition, through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance sheet credit risk. Securities may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms. We seek to manage the risks associated with customer trading activities through customer screening and trading procedures, but such procedures and processes may not be effective.
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
In connection with the organization of ETC, the OCC required the Company and Evercore LP to enter into a Capital and Liquidity Support Agreement, a Capital and Liquidity Maintenance Agreement and other related agreements (collectively, the "OCC Agreements"). The OCC Agreements require the Company’s and Evercore LP’s continuing obligation to provide ETC necessary capital and liquidity support in order to ensure that ETC continues to operate safely and soundly and in accordance with applicable laws and regulations. In particular, the OCC Agreements require that the Company and Evercore LP (1) maintain at least $5 million in Tier 1 capital in ETC or such other amount as the OCC may require, (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3.5 million or 90 days coverage of ETC’s operating expenses and (3) provide at least $10 million of certain collateral held in a segregated account at a third-party depository institution.

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
We have made principal investments in Evercore Mexico Capital Partners II, L.P. ("EMCP II"), Evercore Mexico Capital Partners III, L.P. ("EMCP III"), the Discovery Fund, CITIC Securities International Partners, LTD, Trilantic IV and Trilantic V. These funds generally invest in relatively high-risk, illiquid assets. In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of investments in our funds. The value of the investments of our funds is determined using fair value methodologies described in the funds’ valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund values would result in losses for the applicable fund and the loss of potential incentive income and principal investments.
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
In 2015, we earned 27% of our Total Revenues, excluding Other Revenue, and 27% of our Investment Banking Revenues from clients and private equity funds located outside of the United States. We intend to grow our non-U.S. business, and this growth is critical to our overall success. In addition, many of our larger clients for our Investment Banking business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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
If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results. See also "—Difficult market conditions may adversely affect our business in many ways, including reducing the volume of the transactions involving our Investment Banking business and reducing the value of the assets we manage in our Investment Management businesses, which, in each case, may materially reduce our revenue or income."
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
Risks Related to Our Organizational Structure
We are required to pay some of our Senior Managing Directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received in connection with exchanges of Evercore LP partnership units ("LP Units") for shares and related transactions.
As of December 31, 2015, there were 4,189,348 vested Class A partnership units in Evercore LP ("Class A LP Units") held by some of our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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
As of December 31, 2015, Evercore LP and its consolidated subsidiaries had approximately $388.8 million in cash and cash equivalents available for distribution without prior regulatory approval.
If Evercore Partners Inc. were deemed an "investment company" under the 1940 Act as a result of its ownership of Evercore LP, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
If Evercore Partners Inc. were to cease participation in the management of Evercore LP, its interest in Evercore LP could be deemed an "investment security" for purposes of the 1940 Act. Generally, a person is deemed to be an "investment company" if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. Evercore Partners Inc. will have no material assets other than its equity interest in Evercore LP. A determination that this interest was an investment security could result in Evercore Partners Inc. being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act.

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
Although we are represented on the management committees of Atalanta Sosnoff, G5 ǀ Evercore and ABS, we are not able to exercise significant operational control over these affiliates and are not directly involved in managing their day-to-day activities, including investment management policies and procedures, fee levels, marketing and product development and client relationships. Moreover, the founders of these affiliates have certain protective and participating rights, including the ability to block certain major corporate actions and approval of the annual budget and compensation arrangements. In addition, the executive committee of Evercore ISI is responsible for conducting the day-to-day business and guiding the strategic direction of Evercore ISI, and is controlled by senior management of that business, with representation on the committee by senior management of Evercore. As a consequence, our reputation, financial condition and results of operations may be adversely affected by problems arising from the day-to-day operations of one of these businesses, or from other matters regarding one of these businesses over which we cannot exercise full control. Future acquisitions of, and investments in, investment management or investment banking businesses may be structured in a similar manner.
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
Our share price may decline or we may have a significant increase in the number of shares of common stock outstanding due to the large number of shares eligible for future sale and for exchange.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Further, we have historically repurchased in the open market a significant number of shares of our Class A common stock. If we were to cease or were unable to repurchase shares of Class A common stock, or choose to allocate available capital to the repayment of borrowings, the number of shares outstanding would increase over time, diluting the ownership of existing stockholders.

At December 31, 2015, we had a total of 39,623,271 shares of our Class A common stock outstanding. In addition, our current and former Senior Managing Directors own an aggregate of 4,189,348 Class A LP Units, which were all fully vested as of December 31, 2015. Further, in conjunction with our acquisition of the operating businesses of ISI and our acquisition of the noncontrolling interest in our Institutional Equities business that we did not already own, we issued consideration in the form of vested and unvested Class E limited partnership units of Evercore LP ("Class E LP Units") and vested and unvested Class G and H LP Interests (which convert into Class E LP Units based on the satisfaction of multi-year performance goals). At December 31, 2015, there were 2,114,545 vested and unvested Class E LP Units and 5,366,694 vested and unvested Class G and H LP Interests outstanding. Our amended and restated certificate of incorporation allows the exchange of Class A and Class E LP Units (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors and certain other employees of the Company are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions.
As of February 17, 2016, we had a total of 51,512,371 shares of Class A common stock outstanding and units and interests which were convertible, or potentially convertible, into Class A common stock. This is comprised of 39,724,730 shares of our Class A common stock outstanding, 4,189,348 Class A LP Units, 2,325,885 Class E LP Units and 5,272,408 Class G and H LP Interests.
Further, as part of annual bonuses and incentive compensation, we award restricted stock units ("RSUs") to employees, as well as to new hires. As of December 31, 2015, 5,787,480 RSUs issued pursuant to the Evercore Partners Inc. 2006 Stock Incentive Plan were outstanding. Of these RSUs, 141,090 were fully vested and 5,646,390 were unvested. Each restricted stock unit represents the holder's right to receive one share of our Class A common stock following the applicable vesting date. Should we issue RSUs in excess of the amount remaining as authorized for issuance under the Evercore Partners Inc. 2006 Stock Incentive Plan, these awards would be accounted for as liability awards, with changes in the fair value of these awards reflected as compensation expense until authorization is obtained.
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
Our principal offices are located in leased office space at 55 East 52nd Street, New York, New York, at 666 Fifth Avenue, New York, New York, at Pedregal 24, 15th Floor, Col. Molino del Rey, Del. Miguel Hidalgo in Mexico City, Mexico and at 15 Stanhope Gate in London, UK. We do not own any real property.

Item 3.	Legal Proceedings
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
In January 2015, Donna Marie Coburn filed a proposed class action complaint against ETC in the U.S. District Court for the District of Columbia, in which she purports to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present. The complaint alleges that ETC breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and claims the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock. The plaintiff seeks the recovery of alleged Plan losses, attorneys’ fees, other costs, and other injunctive and equitable relief. The Company believes that it has meritorious defenses against these claims and intends to vigorously defend against them. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail. On April 13, 2015, ETC filed an answer along with a motion to dismiss. On June 13, 2015 Plaintiffs filed an opposition to ETC’s motion to dismiss and on July 13, 2015, ETC filed its reply to Plaintiffs’ opposition. On February 17, 2016, the U.S. District Court for the District of Columbia granted Evercore’s motion to dismiss without prejudice.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol "EVR." At the close of business on February 17, 2016, there were five Class A common stockholders of record. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners.
The following table sets forth for the periods indicated the high and low reported intra-day sale prices per share for the Class A common stock, as reported on the NYSE:

	2015		2014
	High	Low	High	Low
First Quarter	$53.63	$46.67	$63.66	$51.71
Second Quarter	$56.42	$46.75	$59.43	$48.61
Third Quarter	$59.40	$46.08	$58.50	$45.43
Fourth Quarter	$60.63	$47.91	$54.54	$44.67
There is no trading market for the Evercore Partners Inc. Class B common stock. As of February 17, 2016, there were 25 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.31 per share of Class A common stock for the quarter ended December 31, 2015, $0.28 per share for the quarters ended September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014, and $0.25 per share of Class A common stock for the quarters ended September 30, 2014, June 30, 2014 and March 31, 2014.
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
Recent Sales of Unregistered Securities
None

Share Repurchases for the period January 1, 2015 through December 31, 2015

2015	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	145,965	$50.37	134,045	6,758,425
February 1 to February 28	1,551,660	51.12	663,459	6,094,966
March 1 to March 31	49,193	50.82	41,614	6,053,352
Total	1,746,818	$51.05	839,118	6,053,352

April 1 to April 30	385,705	$48.24	380,820	5,672,532
May 1 to May 31	314,630	49.17	307,000	5,365,532
June 1 to June 30	28,103	51.22	20,000	5,345,532
Total	728,438	$48.76	707,820	5,345,532

July 1 to July 31	18,109	$54.47	—	5,345,532
August 1 to August 31	323,883	54.35	309,796	5,035,736
September 1 to September 30	184,742	51.08	176,134	4,859,602
Total	526,734	$53.21	485,930	4,859,602

October 1 to October 31	21,534	$49.20	—	4,859,602
November 1 to November 30 (3)	2,477,167	52.63	2,474,545	2,385,057
December 1 to December 31	2,839	52.05	—	2,385,057
Total	2,501,540	$52.60	2,474,545	2,385,057

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2)
In October 2014, our Board authorized the repurchase of shares of additional Class A common stock ("Class A Shares") and/or LP Units so that we will be able to repurchase an aggregate of seven million Class A Shares and/or LP Units for up to $350.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

(3)	Includes the repurchase of 2.35 million shares of stock in conjunction with Mizuho's exercise of its warrants to acquire 5.45 million Class A Shares.

Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III, Item 12 of this report.

Item 6.	Selected Financial Data
The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data." On December 31, 2015, the Operating Agreement of Atalanta Sosnoff was amended such that, as a result of the amendments, the Company has deconsolidated assets and liabilities of Atalanta Sosnoff and will account for its interest in Atalanta Sosnoff as an equity method investment going forward. See Note 4 of the Company's consolidated financial statements for further information.

	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues
Investment Banking Revenue	$1,133,860	$821,359	$666,806	$568,238	$430,597
Investment Management Revenue	95,129	98,751	95,759	79,790	99,161
Other Revenue	11,259	11,292	16,868	9,646	13,897
Total Revenues	1,240,248	931,402	779,433	657,674	543,655
Interest Expense	16,975	15,544	14,005	15,301	19,391
Net Revenues	1,223,273	915,858	765,428	642,373	524,264
Expenses
Operating Expenses	946,532	719,474	598,806	523,386	427,155
Other Expenses	148,071	25,437	36,447	53,452	61,297
Total Expenses	1,094,603	744,911	635,253	576,838	488,452
Income before Income from Equity Method Investments and Income Taxes	128,670	170,947	130,175	65,535	35,812
Income from Equity Method Investments	6,050	5,180	8,326	4,852	919
Income before Income Taxes	134,720	176,127	138,501	70,387	36,731
Provision for Income Taxes	77,030	68,756	63,689	30,908	22,724
Net Income from Continuing Operations	57,690	107,371	74,812	39,479	14,007
Net Income (Loss) from Discontinued Operations	—	—	(2,790)	—	(3,476)
Net Income	57,690	107,371	72,022	39,479	10,531
Net Income Attributable to Noncontrolling Interest	14,827	20,497	18,760	10,590	3,579
Net Income Attributable to Evercore Partners Inc.	$42,863	$86,874	$53,262	$28,889	$6,952
Dividends Declared per Share	$1.15	$1.03	$0.91	$0.82	$0.74
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.98	$2.08	$1.42	$0.89	$0.27
From Discontinued Operations	—	—	(0.04)	—	(0.04)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.98	$2.08	$1.38	$0.89	$0.23
STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$1,479,171	$1,446,556	$1,180,783	$1,145,218	$1,043,592
Long-term Liabilities	$363,906	$345,229	$296,661	$283,836	$252,602
Total Long-term Debt	$141,800	$127,776	$103,226	$101,375	$99,664
Total Liabilities	$771,955	$730,309	$580,820	$604,742	$555,499
Noncontrolling Interest	$202,664	$164,966	$97,382	$111,970	$80,429
Total Equity	$707,216	$712,233	$563,158	$490,749	$465,826

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Evercore Partners Inc.’s consolidated financial statements and the related notes included elsewhere in this Form 10-K.
Key Financial Measures
Revenue
Total revenues reflect revenues from our Investment Banking and Investment Management business segments that include fees for services, transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense related to repurchase agreements, the $120.0 million principal amount of 5.20% Senior Notes, due 2020 ("Senior Notes"), the New Loan and other financing arrangements.
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
Management fees for third party clients generally represent a percentage of AUM. Fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement, are individually negotiated. Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. Performance fees, or carried interest, from private equity funds are earned when specified benchmarks are exceeded. In certain circumstances, such fees are subject to "claw-back" provisions. During 2014, the Company changed its method of recording performance fees such that the Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we manage. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.
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

Other Revenue and Interest Expense. Other Revenue and Interest Expense is derived primarily from investing customer funds in financing transactions. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. Other Revenue includes income earned on marketable securities, cash and cash equivalents and assets segregated for regulatory purposes, as well as adjustments to amounts due pursuant to our tax receivable agreements, subsequent to its initial establishment, related to changes in state and local tax rates. Interest Expense includes interest expense associated with the Senior Notes, the New Loan and other financing arrangements.
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
Other Expenses
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs associated with the modification and vesting of Class A LP Units, the vesting of Class E LP Units and Class G and H LP Interests issued in conjunction with the acquisition of ISI and certain other related awards.

•	Other Acquisition Related Compensation Charges - Includes compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees.

•
Special Charges - Includes expenses in 2015 primarily related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and charges related to the restructuring of our investment in Atalanta Sosnoff, primarily related to the conversion of certain of Atalanta Sosnoff’s profits interests held by management to equity interests. Special Charges for 2015 also include separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business, as well as the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business. Special Charges in 2014 primarily related to separation benefits and certain exit costs related to combining the equities business upon the ISI acquisition during 2014 and a provision recorded in 2014 against contingent consideration due on the 2013 disposition of Evercore Pan-Asset Capital Management ("Pan"). Special Charges in 2013 includes expenses related to the write-off of intangible assets from the Company’s acquisition of Morse, Williams and Company, Inc.

•	Professional Fees - Includes expense associated with share based awards resulting from increases in the share price, which is required upon change in employment status.

•
Acquisition and Transition Costs - Includes professional fees for legal and other services incurred related to the Company’s acquisitions, as well as costs related to certain regulatory settlements and transitioning ISI’s infrastructure.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company’s acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in G5 ǀ Evercore, ABS and Pan (consolidated on March 15, 2013 and sold on December 3, 2013) are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations. On December 31, 2015 the Company deconsolidated the assets and liabilities of Atalanta Sosnoff and will account for its interest as an equity method investment from that date forward.
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities.
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

Results of Operations
The following is a discussion of our results from continuing operations for the years ended December 31, 2015, 2014 and 2013. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 v. 2014	2014 v. 2013
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$1,133,860	$821,359	$666,806	38%	23%
Investment Management Revenue	95,129	98,751	95,759	(4%)	3%
Other Revenue	11,259	11,292	16,868	—%	(33%)
Total Revenues	1,240,248	931,402	779,433	33%	19%
Interest Expense	16,975	15,544	14,005	9%	11%
Net Revenues	1,223,273	915,858	765,428	34%	20%
Expenses
Operating Expenses	946,532	719,474	598,806	32%	20%
Other Expenses	148,071	25,437	36,447	482%	(30%)
Total Expenses	1,094,603	744,911	635,253	47%	17%
Income Before Income from Equity Method Investments and Income Taxes	128,670	170,947	130,175	(25%)	31%
Income from Equity Method Investments	6,050	5,180	8,326	17%	(38%)
Income Before Income Taxes	134,720	176,127	138,501	(24%)	27%
Provision for Income Taxes	77,030	68,756	63,689	12%	8%
Net Income from Continuing Operations	57,690	107,371	74,812	(46%)	44%
Discontinued Operations
Income (Loss) from Discontinued Operations	—	—	(4,260)	NM	NM
Provision (Benefit) for Income Taxes	—	—	(1,470)	NM	NM
Net Income (Loss) from Discontinued Operations	—	—	(2,790)	NM	NM
Net Income	57,690	107,371	72,022	(46%)	49%
Net Income Attributable to Noncontrolling Interest	14,827	20,497	18,760	(28%)	9%
Net Income Attributable to Evercore Partners Inc.	$42,863	$86,874	$53,262	(51%)	63%
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
From Continuing Operations	$0.98	$2.08	$1.42	(53%)	46%
From Discontinued Operations	—	—	(0.04)	NM	NM
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.98	$2.08	$1.38	(53%)	51%
2015 versus 2014
Net Revenues were $1.223 billion in 2015, an increase of $307.4 million, or 34%, versus Net Revenues of $915.9 million in 2014. Investment Banking Revenue increased 38% and Investment Management Revenue decreased 4% compared to 2014. Investment Banking Revenue includes the results of ISI following its acquisition on October 31, 2014. See the segment discussion below for further information. Other Revenue in 2015 was flat from 2014. Net Revenues include interest expense on our Senior Notes, New Loan, subordinated borrowings and line of credit.

Total Operating Expenses were $946.5 million in 2015, as compared to $719.5 million in 2014, an increase of $227.0 million, or 32%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $703.0 million in 2015, an increase of $164.8 million, or 31%, versus expense of $538.2 million in 2014. The increase was primarily due to the acquisition of ISI and other increased compensation costs resulting from the expansion of our businesses, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $243.5 million in 2015, an increase of $62.2 million, or 34%, over non-compensation operating expenses of $181.3 million in 2014. Non-compensation operating expenses increased compared to 2014 primarily driven by the acquisition of ISI, as well as increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Total Other Expenses of $148.1 million in 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $83.7 million, primarily related to Evercore LP units and interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, special charges of $41.1 million, primarily related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, acquisition and transition costs of $4.9 million, changes to the fair value of contingent consideration of $2.7 million and intangible asset and other amortization of $14.1 million. Total Other Expenses of $25.4 million in 2014 included compensation costs associated with the vesting of LP Units and certain other awards of $3.4 million, other acquisition related compensation costs of $7.9 million, special charges of $4.9 million, professional fees of $1.7 million, acquisition and transition costs of $4.7 million and intangible asset and other amortization of $2.8 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64% for the year ended December 31, 2015, compared to 60% for the year ended December 31, 2014.
Income from Equity Method Investments was $6.1 million in 2015, an increase of 17% as compared to $5.2 million in 2014. The increase was a result of an increase in earnings from ABS and G5 ǀ Evercore.
The provision for income taxes in 2015 was $77.0 million, which reflected an effective tax rate of 57%. The provision for income taxes in 2014 was $68.8 million, which reflected an effective tax rate of 39%. The provision for income taxes for 2015 and 2014 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units, Class G and H LP Interests and the equity interest issued by Atalanta Sosnoff in 2015, as well as the noncontrolling interest associated with LP Units and other adjustments.
Noncontrolling Interest was $14.8 million in 2015 compared to $20.5 million in 2014.
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
Total Operating Expenses were $719.5 million in 2014 as compared to $598.8 million in 2013, an increase of $120.7 million, or 20%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $538.2 million in 2014, an increase of $88.4 million, or 20%, versus expense of $449.8 million in 2013. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $181.3 million in 2014, an increase of $32.3 million, or 22%, over non-compensation operating expenses of $149.0 million in 2013. Non-compensation operating expenses increased compared to 2013 primarily as a result of the addition of personnel, increased new business costs associated with higher levels of global transaction activity and higher professional fees associated with a limited number of investment bankers serving under consulting contracts.
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
The provision for income taxes in 2014 was $68.8 million, which reflected an effective tax rate of 39%.  The provision was impacted by the noncontrolling interest associated with LP Units, state, local, and foreign taxes and other adjustments. The provision for income taxes in 2013 was $63.7 million, which reflected an effective tax rate of 46%. The provision was impacted by the vesting of LP Units, which were fully vested as of December 31, 2013, as well as the noncontrolling interest associated with LP Units and the release of valuation allowances for certain deferred tax assets.
Noncontrolling Interest was $20.5 million in 2014 compared to $18.8 million in 2013 (which included noncontrolling interest related to discontinued operations of ($1.2) million).
Impairment of Assets

At November 30, 2015, in accordance with ASC 350, we performed our annual Goodwill impairment assessment. We concluded that the fair value of our reporting units substantially exceeded their carrying values as of November 30, 2015, with the exception of our Institutional Asset Management reporting unit, which exceeded its carrying value by greater than 15% as of November 30, 2015.

During the third quarter of 2015, the Institutional Asset Management reporting unit was impacted by adverse market and operating conditions, including a decline in AUM that was greater than anticipated at the time of the Company’s previous Step 1 impairment assessment, investment performance below benchmarks and lower market multiples for asset managers in response to market volatility during the third quarter. As a result, the Company determined that the Step 1 impairment assessment criteria were satisfied, as contemplated by ASC 350 for the goodwill in its Institutional Asset Management reporting unit as of August 31, 2015.
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
As a result of the above analysis, the Company determined that the fair value of the Institutional Asset Management reporting unit was less than its carrying value as of August 31, 2015. As a result, during the third quarter of 2015, the Company began a Step 2 impairment assessment, which it completed during the fourth quarter of 2015. The Company recorded a goodwill impairment charge of $28.5 million in the Investment Management segment, which is included within Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2015. This charge resulted in a decrease of $9.8 million to Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes).

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments included within continuing operations by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 v. 2014	2014 v. 2013
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$865,494	$727,678	$602,256	19%	21%
Commissions and Related Fees	228,229	65,580	30,741	248%	113%
Underwriting Fees	40,137	28,101	33,809	43%	(17%)
Total Investment Banking Revenue (1)	1,133,860	821,359	666,806	38%	23%
Other Revenue, net (2)	(2,945)	(1,722)	3,979	(71%)	NM
Net Revenues	1,130,915	819,637	670,785	38%	22%
Expenses
Operating Expenses	869,301	632,927	516,921	37%	22%
Other Expenses	108,739	25,109	33,740	333%	(26%)
Total Expenses	978,040	658,036	550,661	49%	19%
Operating Income (3)	152,875	161,601	120,124	(5%)	35%
Income from Equity Method Investments	978	495	2,906	98%	(83%)
Pre-Tax Income from Continuing Operations	$153,853	$162,096	$123,030	(5%)	32%

(1)	Includes client related expenses of $22.6 million, $17.7 million and $15.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
Includes interest expense on the Senior Notes, New Loan, subordinated borrowings and line of credit of $6.0 million, $4.5 million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Includes Noncontrolling Interest of $2.0 million, ($2.9) million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

For 2015, the dollar value of North American announced and completed M&A activity increased 58% and 26%, respectively, compared to 2014, while the dollar value of Global announced and completed M&A activity for 2015 increased 43% and 26%, respectively, compared to 2014:

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 v. 2014	2014 v. 2013
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$2,385	$1,508	$1,059	58%	42%
Value of North American M&A Deals Completed	$1,582	$1,251	$957	26%	31%
Value of Global M&A Deals Announced	$4,696	$3,278	$2,284	43%	44%
Value of Global M&A Deals Completed	$3,141	$2,495	$2,112	26%	18%
Evercore Statistics **
Total Number of Advisory Client Transactions	484	418	358	16%	17%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	180	173	132	4%	31%

*	Source: Thomson Reuters January 4, 2016

**	Includes revenue generating clients only
Investment Banking Results of Operations
2015 versus 2014
Net Investment Banking Revenues were $1.131 billion in 2015 compared to $819.6 million in 2014, which represented an increase of 38%. We earned advisory fees from 484 client transactions in 2015 compared to 418 in 2014, representing a 16% increase. We had 180 fees in excess of $1.0 million in 2015, compared to 173 in 2014, representing a 4% increase. The increase in revenues from 2014 primarily reflects an increase in our Commissions and Related Fees following our acquisition of ISI on October 31, 2014 and an increase of 19% in Advisory Fees, principally driven by higher volume and value of deals in our U.S. and U.K. businesses. Underwriting fees increased 43% from 2014 primarily due to an increase in fees from our U.S. and Mexico businesses.
Operating Expenses were $869.3 million in 2015 compared to $632.9 million in 2014, an increase of $236.4 million, or 37%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $648.9 million in 2015, as compared to $481.3 million in 2014, an increase of $167.6 million, or 35%. The increase was primarily due to the acquisition of ISI and other increased compensation costs resulting from the expansion of our businesses, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $220.4 million in 2015, as compared to $151.6 million in 2014, an increase of $68.8 million, or 45%. Non-compensation operating expenses increased from the prior year primarily driven by the acquisition of ISI, as well as increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $108.7 million in 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $83.7 million, primarily related to Evercore LP units and interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, special charges of $2.2 million, acquisition and transition costs of $4.9 million, changes to the fair value of contingent consideration of $2.7 million and intangible asset and other amortization of $13.8 million. Other Expenses of $25.1 million in 2014 included compensation costs associated with the vesting of LP Units and certain other awards of $3.4 million, other acquisition related compensation costs of $7.9 million, special charges of $4.9 million, professional fees of $1.7 million, acquisition and transition costs of $4.7 million and intangible asset and other amortization of $2.5 million.
2014 versus 2013
Net Investment Banking Revenues were $819.6 million in 2014 compared to $670.8 million in 2013, which represented an increase of 22%. We earned advisory fees from 418 client transactions in 2014 compared to 358 in 2013, representing a 17% increase. We had 173 fees in excess of $1.0 million in 2014, compared to 132 in 2013, representing a 31% increase. The increase in revenues from 2013 primarily reflects an increase in Advisory Fees in 2014 in our U.S. and U.K. businesses.

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

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 v. 2014	2014 v. 2013
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$34,659	$30,827	$27,179	12%	13%
Institutional Asset Management	46,100	45,872	43,971	—%	4%
Private Equity	5,603	8,127	10,622	(31%)	(23%)
Total Investment Advisory and Management Fees	86,362	84,826	81,772	2%	4%
Realized and Unrealized Gains:
Institutional Asset Management	3,681	6,067	5,927	(39%)	2%
Private Equity	5,086	7,858	8,060	(35%)	(3%)
Total Realized and Unrealized Gains	8,767	13,925	13,987	(37%)	—%
Investment Management Revenue (1)	95,129	98,751	95,759	(4%)	3%
Other Revenue, net (2)	(2,771)	(2,530)	(1,116)	(10%)	(127%)
Net Investment Management Revenues	92,358	96,221	94,643	(4%)	2%
Expenses
Operating Expenses	77,231	86,547	81,885	(11%)	6%
Other Expenses (3)	39,332	328	2,707	NM	(88%)
Total Expenses	116,563	86,875	84,592	34%	3%
Operating Income (Loss) (4)	(24,205)	9,346	10,051	NM	(7%)
Income from Equity Method Investments (5)	5,072	4,685	5,420	8%	(14%)
Pre-Tax Income (Loss) from Continuing Operations	$(19,133)	$14,031	$15,471	NM	(9%)

(1)	Includes client related expenses of $0.07 million, $0.05 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Includes interest expense on the Senior Notes, New Loan and line of credit of $3.6 million, $3.8 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)
Includes an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit of $28.5 million and charges of $7.1 million related to the restructuring of our investment in Atalanta Sosnoff for the year ended December 31, 2015, and an impairment charge associated with the impairment of intangible assets of $0.2 million for the year ended December 31, 2013.

(4)	Includes Noncontrolling Interest of $4.0 million, $4.0 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(5)	Equity in G5 ǀ Evercore and ABS is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Wealth Management business includes the results of EWM. Our Institutional Asset Management business includes the results of ETC, ECB and Atalanta Sosnoff. Fee-based revenues from EWM, Atalanta Sosnoff and ECB are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements. On December 31, 2015, we amended the Operating Agreement of Atalanta Sosnoff, resulting in the deconsolidation of its assets and liabilities, and we will account for its interest as an equity method investment from that date forward. See Note 4 of our consolidated financial statements for further information.
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. See Note 9 of our consolidated financial statements for further information.
Evercore Capital Partners II L.P. and its affiliated entities ("ECP II") earned management fees of 1% of invested capital through December 21, 2013, the technical termination of the fund. No management fees were earned by the Company in 2013,

2014 or 2015. We earn management fees on EMCP II and EMCP III of 2.25% and 2.0%, respectively, per annum of committed capital during its investment period, and 2.25% and 2.0%, respectively, per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We owned 8%-9% of the carried interest earned by the general partner of ECP II up until the fund's termination on December 31, 2014. A significant portion of any gains recognized related to ECP II, EMCP II and EMCP III, and any carried interest recognized by them, are distributed to certain of our private equity professionals.
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of December 31, 2015, there was no previously distributed carried interest that was subject to repayment.
We made investments accounted for under the equity method of accounting in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments.
Assets Under Management
AUM for our Investment Management business of $8.2 billion at December 31, 2015 decreased compared to $14.0 billion at December 31, 2014, primarily due to the deconsolidation of Atalanta Sosnoff on December 31, 2015. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. Wealth Management maintained 66% of Level I investments and 34% of Level II investments as of December 31, 2015 and 2014, and Institutional Asset Management maintained 87% of Level I investments and 13% of Level II investments as of December 31, 2015 and 2014. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.
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

	Wealth Management	Institutional Asset Management	Private Equity	Total
Balance at December 31, 2013	$4,874	$8,374	$385	$13,633
Inflows	936	2,920	—	3,856
Outflows	(534)	(3,525)	(69)	(4,128)
Market Appreciation	389	298	—	687
Balance at December 31, 2014	$5,665	$8,067	$316	$14,048
Inflows	1,024	1,805	1	2,830
Outflows	(446)	(2,739)	(13)	(3,198)
Deconsolidation of Atalanta Sosnoff (December 31, 2015)	—	(5,297)	—	(5,297)
Market Appreciation (Depreciation)	(34)	(181)	—	(215)
Balance at December 31, 2015	$6,209	$1,655	$304	$8,168

Unconsolidated Affiliates - Balance at December 31, 2015:
Atalanta Sosnoff	$—	$5,297	$—	$5,297
G5 ǀ Evercore	$1,537	$—	$—	$1,537
ABS	$—	$5,122	$—	$5,122

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of December 31, 2015:

	Wealth Management	Institutional Asset Management
Equities	56%	19%
Fixed Income	33%	81%
Liquidity (1)	10%	—%
Alternatives	1%	—%
Total	100%	100%
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
In 2015, AUM for Wealth Management increased 10%, reflecting a 10% increase due to flows, partially offset by a slight decrease due to market depreciation. Wealth Management lagged the S&P 500 on a 1 year basis by 3% and outperformed the S&P 500 on a 3 year basis by 2% during the period and lagged the fixed income composite on a 1 year basis by 40 bps and tracked the fixed income composite on a 3 year basis. For the period, the S&P 500 was up 1%, while the fixed income composite increased by 3%.
In 2014, AUM for Wealth Management increased 16%, reflecting an 8% increase due to flows and an 8% increase due to market appreciation. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by 3% and 2%, respectively, during the period and outperformed the fixed income composite by 30 bps. For the period, the S&P 500 was up 14%, while the fixed income composite increased by 4%.
Our Institutional Asset Management business reflects assets managed by Atalanta Sosnoff (deconsolidated on December 31, 2015) and ECB. Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products, while, ECB primarily manages Mexican Government and corporate fixed income securities. ECB also manages equity products.
ECB utilizes the IPC Index, which is a capitalization weighted index of leading equities traded on the Mexican Stock Exchange and the Cetes 28 Index, which is an index of Treasury Bills issued by the Mexican Government, as benchmarks in reviewing their performance and managing their investment decisions.

In 2015, AUM for Institutional Asset Management decreased 79%, primarily reflecting a 66% decrease due to the deconsolidation of Atalanta Sosnoff on December 31, 2015, as well as an 11% decrease due to flows and a 2% decrease due to market depreciation. ECB's AUM decrease primarily reflects the impact of the fluctuation of foreign currency and net outflows.
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
Our Private Equity business includes the assets of funds which our Private Equity professionals manage. These funds include ECP II (terminated on December 31, 2014), the Discovery Fund, EMCP II and EMCP III. AUM for Private Equity decreased 4% in 2015 from net outflows related to the continued wind-down of the U.S. Private Equity business.
AUM from our unconsolidated affiliates increased 77% from 2014 primarily related to the addition of Atalanta Sosnoff as an equity method investment as of December 31, 2015, as well as positive performance in ABS, partially offset by negative performance in G5 ǀ Evercore.
2015 versus 2014
Net Investment Management Revenues were $92.4 million in 2015, compared to $96.2 million in 2014. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services increased 2% from 2014, primarily reflecting an increase in AUM in Wealth Management, partially offset by a decrease in Private Equity fees. Fee-based revenues included $0.9 million of revenues from performance fees during 2015 compared to $0.2 million during 2014. Realized and Unrealized Gains decreased 37% from the prior year primarily resulting from lower gains in our private equity funds and Institutional Asset Management. Income from Equity Method Investments increased from 2014 as a result of an increase in earnings from our investments in ABS and G5 ǀ Evercore.
Operating Expenses were $77.2 million in 2015, as compared to $86.5 million in 2014, a decrease of $9.3 million, or 11%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $54.1 million in 2015, as compared to $56.9 million in 2014, a decrease of $2.8 million, or 5%. Non-compensation expenses, as a component of Operating Expenses, were $23.1 million in 2015, as compared to $29.7 million in 2014, a decrease of $6.6 million, or 22%.
Other Expenses of $39.3 million in 2015 primarily included special charges of $28.5 million related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit. See "Impairment of Assets" above for further information. Other Expenses of $0.3 million in 2014 were related to intangible asset amortization.
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
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our Senior Notes and New Loan. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with certain fees being collected in a period exceeding one year. Management fees from our private equity investment management activities are generally billed in advance but collected at the end of a half year period from billing. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our line of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$57,690	$107,371	$72,022
Non-cash charges	271,691	147,857	149,933
Other operating activities	27,470	(39,256)	(23,241)
Operating activities	356,851	215,972	198,714
Investing activities	(26,117)	25,035	(8,864)
Financing activities	(223,803)	(179,595)	(149,796)
Effect of exchange rate changes	(10,327)	(7,705)	(1,032)
Net Increase in Cash and Cash Equivalents	96,604	53,707	39,022
Cash and Cash Equivalents
Beginning of Period	352,160	298,453	259,431
End of Period	$448,764	$352,160	$298,453
2015. Cash and Cash Equivalents were $448.8 million at December 31, 2015, an increase of $96.6 million versus Cash and Cash Equivalents of $352.2 million at December 31, 2014. Operating activities resulted in a net inflow of $356.9 million, primarily related to earnings. Cash of $26.1 million was used in investing activities primarily related to purchases of furniture, equipment and leasehold improvements and net purchases of marketable securities and corporate investments, partially offset by distributions from private equity investments. Financing activities during the period used cash of $223.8 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, as well as treasury stock purchases.
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
Liquidity and Capital Resources
General
Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year’s results. From time to time, advances may also be made in satisfaction of commitments to new employees, at or near the date they begin employment. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and EWM in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, interest expense on our Senior Notes, New Loan and other financing arrangements and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes. During periods of unfavorable market or economic conditions, the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. For a further discussion of risks related to our business, refer to "Risk Factors" elsewhere in this Form 10-K.
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
In October 2014, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of seven million Class A Shares and/or LP Units for up to $350.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2015, we repurchased 4,507,413 shares/units, at an average cost per share of $51.82, for $233.6 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2015, we repurchased 996,117 shares, at an average cost per share of $50.92, for $50.7 million primarily related to minimum tax withholding requirements of share deliveries.
On August 21, 2008, we entered into a Purchase Agreement with Mizuho pursuant to which Mizuho purchased from us $120.0 million principal amount of 5.20% Senior Notes, due 2020, and Warrants to purchase 5,454,545 Class A Shares at

$22.00 per share (the "Warrant") expiring in 2020. The exercise price for the Warrants was payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time. Mizuho exercised in full the outstanding Warrants in November 2015 and paid the exercise price by surrendering the Senior Notes and paying $11.0 million in cash. The Company conducted a public offering for the resale of the 5,454,545 shares of Class A common stock issuable upon exercise of the Warrants on behalf of Mizuho, in which 3,100,000 shares were offered to the public. The Company purchased from the underwriters the remaining 2,354,545 shares of Class A common stock that were subject to the offering (the "Share Repurchase"), at a price per share equal to the price paid by the underwriters to the selling stockholder in the offering.
On November 2, 2015 the Company entered into a senior credit facility with the New York branch of Mizuho pursuant to which it borrowed, concurrently with the closing of the offering, $120.0 million in a New Loan. The principal amount of the New Loan is subject to annual amortization of principal beginning in the second year, with the final payment of all amounts outstanding, plus accrued interest, being due five years after the closing date. The New Loan bears interest at LIBOR or a base rate (at the Company’s election) plus an applicable margin (determined according to a leverage-based pricing grid), and is guaranteed by certain of the Company’s material domestic subsidiaries. The New Loan contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum ratio of liquid assets to debt, and customary events of default. As of December 31, 2015, we were in compliance with all of these covenants. The Company used the proceeds of the New Loan, together with the cash portion of the exercise price of the Warrants, to fund the Share Repurchase. We intend to explore refinancing the New Loan with fixed rate, privately placed, long-term debt in 2016.
Mizuho, Mizuho Securities Co. Ltd., and the Company also revised the alliance between their advisory businesses to include geographies globally and extended for an initial three year term, with automatic one-year renewals thereafter.
As of December 31, 2015, the Company had $22.6 million in subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually.
We have made certain capital commitments, with respect to our investment activities, as well as commitments related to redeemable noncontrolling interest and contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
On June 26, 2015, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $75.0 million, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bear interest at the prime rate. The facility was renewed on June 26, 2015 and the maturity date was extended to June 27, 2016. The Company drew down $45.0 million on this facility on February 5, 2015, which was repaid as of June 30, 2015. On January 15, 2016, the line of credit from First Republic Bank was decreased to an aggregate principal amount of up to $50.0 million. In addition, the agreement was modified to impose similar quarterly financial covenants as the Company agreed to in the New Loan with Mizuho, including (i) a Minimum Consolidated Tangible Net Worth, (ii) a Minimum Unencumbered Liquid Asset Ratio and (iii) a Maximum Consolidated Leverage Ratio. On January 27, 2016, the Company drew down $50.0 million on this facility.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $11.6 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis Partners ("Luminis"), the Company committed to loan Luminis $5.5 million. The Company paid Luminis $3.5 million pursuant to the loan agreement during the year ended December 31, 2015, with the remaining $2.0 million due from the Company on demand. The Company may acquire a 20% interest in Luminis in 2017.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 0.9 years, as of December 31, 2015, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
ECB has procedures in place to monitor the daily risk limits for positions taken, as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is Value at Risk ("VaR"), which is a statistical measure, at a 98% confidence level, of the potential daily losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year’s historical data. ECB’s Risk Management Committee (the "Committee") has established a policy to maintain VaR at levels below 0.1% of the value of the portfolio. If at any point in time the threshold is exceeded, ECB personnel are alerted by an automated interface with ECB’s trading systems and begin to make adjustments in the portfolio in order to mitigate the risk and bring the portfolio in compliance. Concurrently, ECB personnel must notify the Committee of the variance and the actions taken to reduce the exposure to loss.
In addition to monitoring VaR, ECB periodically performs discrete stress tests ("Stress Tests") to assure that the level of potential losses that would arise from extreme market movements that may not be anticipated by VaR measures are within acceptable levels. The table below includes a key stress test monitored by the Committee, noted as the sensitivity to a 100 basis point change in interest rates. This analysis assists ECB in understanding the impact of an extreme move in rates, assuring the Collateralized Financing portfolio is structured to maintain risk at an acceptable level, even in extreme circumstances.
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

As of December 31, 2015 and 2014, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31, 2015		December 31, 2014
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$41,742		$98,688
Securities Purchased Under Agreements to Resell	2,191	$2,192	7,669	$7,671
Total Assets	43,933		106,357
Liabilities
Securities Sold Under Agreements to Repurchase	(44,000)	$(44,063)	(106,499)	$(106,632)
Net Liabilities	$(67)		$(142)
Risk Measures
VaR	$4		$29
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(20)		$(70)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$20		$70

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating Lease Obligations	$194,839	$29,305	$55,959	$54,547	$55,028
Tax Receivable Agreements	197,674	11,638	23,713	25,590	136,733
Notes Payable and Subordinated Borrowings, Including Interest	160,826	4,345	44,642	111,839	—
Investment Banking Commitments	76,530	38,349	26,807	11,374	—
Investment Management Commitments	8,162	8,162	—	—	—
Total	$638,031	$91,799	$151,121	$203,350	$191,761
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $8.2 million and $8.7 million as of December 31, 2015 and 2014, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
We also had commitments related to our redeemable noncontrolling interests. The value of our redeemable noncontrolling interests, which principally included noncontrolling interests held by the principals of Atalanta Sosnoff, was $4.0 million as of December 31, 2014, as recorded on our Consolidated Statement of Financial Condition.
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
Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM which principally hold equity securities. As of December 31, 2015, the fair value of our investments with these products, based on closing prices, was $4.0 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.4 million for the year ended December 31, 2015.
See "-Liquidity and Capital Resources" above for a discussion of collateralized financing transactions at ECB.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.2 million for the year ended December 31, 2015.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2015, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Consolidated Statement of Comprehensive Income was ($16.3) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
Credit Risks
We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured ("FDIC") limits or enter into sweep arrangements where banks will periodically transfer a portion of the Company's excess cash position to a money market fund. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution or investment vehicles in which those deposits are held.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of December 31, 2015 and 2014, total receivables amounted to $175.5 million and $136.3 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the years ended December 31, 2015 and 2014.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2015, we had Marketable Securities of $43.8 million, of which 90% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
Critical Accounting Policies and Estimates
The consolidated financial statements included in this report are prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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
Valuation
The valuation of our investments in securities and of our financial investments in the funds we manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Effective January 1, 2008, we adopted ASC 820, which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 10 to the consolidated financial statements for further information. Level I investments include financial instruments owned and pledged as collateral and readily-marketable equity securities. Level II investments include our investments in corporate and municipal bonds and other debt securities. Level III investments include an equity security in a private company which is accounted for on the cost basis.
We adopted ASC 825, "Financial Instruments," which permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We have not elected to apply the fair value option to any specific financial assets or liabilities.
Certain of our commitments related to our redeemable noncontrolling interests, included within Redeemable Noncontrolling Interest on the Consolidated Statements of Financial Condition, are initially recorded at fair value and may be subject to periodic adjustment to reflect changes in the estimate of the amount due.
Marketable Securities
Investments in corporate and municipal bonds and other debt securities are accounted for as available-for-sale under ASC 320-10, "Accounting for Certain Investments in Debt and Equity Securities". These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated Statements of

Operations. We invest in readily-marketable debt and equity securities which are managed by EWM. These securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on these securities are included in the Consolidated Statements of Operations in Investment Management Revenue. Marketable Securities also include investments in municipal bonds and mutual funds, which are carried at fair value, with changes in fair value recorded in Other Revenue on the Consolidated Statements of Operations.
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
Equity Compensation
Share-Based Payments – We account for share-based payments in accordance with Financial Accounting Standards Board issued ASC 718, "Compensation – Stock Compensation" ("ASC 718"). We grant employees performance-based awards that vest upon the occurrence of certain performance criteria being achieved. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. Significant judgment is required in determining the probability that the performance criteria will be achieved. The fair value of awards that vest from one to five years are amortized over the vesting period or requisite substantive service period, as required by ASC 718. See Note 17 to the consolidated financial statements for more information.
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
The Company adopted ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17") prospectively as of December 31, 2015 and changed its presentation of deferred income tax assets and liabilities on its consolidated statement of financial condition such that the Company classifies all deferred income tax assets and liabilities as noncurrent. Historically, the Company presented deferred income tax assets and liabilities as current and noncurrent on the Consolidated Statements of Financial Condition. This change in accounting policy had no effect on the prior period information included on the Consolidated Statements of Financial Condition in this Form 10-K, or the Company’s 2014 Form 10-K.
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
ASC 740 provides a benefit recognition model with a two-step approach consisting of "more-likely-than-not" recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. This standard also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 20 to our consolidated financial statements herein in regard to the impact of the adoption of this standard on the consolidated financial statements.
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company’s historic and projected future taxable income for its U.S. and foreign operations. In 2015 and 2014, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized.
The Company estimates that Evercore Partners Inc. must generate approximately $764 million of future taxable income to realize the U.S. deferred tax asset balance of approximately $298 million. The deferred tax balance is expected to reverse over a period ranging of 5 to 15 taxable years. The Company evaluated Evercore Partners Inc.’s historical U.S. taxable income, which has averaged approximately $36.7 million per year, as well as the current anticipated profitability of approximately $60.8 million and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company will have an additional 20 years to utilize any net operating loss carry forwards created, as well as the relevant net operating loss carry back period in effect at the time of a taxable loss.
Impairment of Assets
In accordance with ASC 350, we test Goodwill for impairment annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of our reporting units and to project future earnings using valuation techniques. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. Intangible assets with finite lives are amortized over their estimated useful lives which are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable as prescribed by ASC 360, "Property, Plant, and Equipment."
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
In addition to Goodwill and Intangible Assets, we annually assess our Equity Method Investments for impairment (or more frequently if circumstances indicate impairment may have occurred) per ASC 323-10-35 "Subsequent Measurement."
We recorded a Goodwill impairment charge of $28.5 million for the year ended December 31, 2015 related to the Goodwill in our Institutional Asset Management reporting unit and concluded there was no impairment of Intangible Assets and Equity Method Investments during the year ended December 31, 2015. This charge resulted in a decrease of $9.8 million to Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes).We recorded impairment charges of $2.9 million for Goodwill and Intangible Assets during 2013. See Note 4 to our consolidated financial statements for further information.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards and their impact or potential impact on the Company's consolidated financial statements, see Note 3 to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Credit Risk." We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 7 " – Market Risk and Credit Risk" above.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Evercore Partners Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Evercore Partners Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Evercore Partners Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 24, 2016

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2015	2014
Assets
Current Assets
Cash and Cash Equivalents	$448,764	$352,160
Marketable Securities	43,787	37,985
Financial Instruments Owned and Pledged as Collateral at Fair Value	41,742	98,688
Securities Purchased Under Agreements to Resell	2,191	7,669
Accounts Receivable (net of allowances of $1,313 and $1,362 at December 31, 2015 and 2014, respectively)	175,497	136,280
Receivable from Employees and Related Parties	21,189	17,327
Deferred Tax Assets - Current	—	13,096
Other Current Assets	16,294	19,751
Total Current Assets	749,464	682,956
Investments	126,651	126,587
Deferred Tax Assets - Non-Current	298,115	265,901
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $42,656 and $33,980 at December 31, 2015 and 2014, respectively)	47,980	42,527
Goodwill	166,461	218,232
Intangible Assets (net of accumulated amortization of $21,754 and $33,735 at December 31, 2015 and 2014, respectively)	41,010	69,544
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	39,290	30,609
Total Assets	$1,479,171	$1,446,556
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$263,862	$212,334
Accounts Payable and Accrued Expenses	43,878	37,104
Securities Sold Under Agreements to Repurchase	44,000	106,499
Payable to Employees and Related Parties	28,392	18,875
Taxes Payable	20,886	2,515
Other Current Liabilities	7,031	7,753
Total Current Liabilities	408,049	385,080
Notes Payable	119,250	105,226
Subordinated Borrowings	22,550	22,550
Amounts Due Pursuant to Tax Receivable Agreements	186,036	191,253
Other Long-term Liabilities	36,070	26,200
Total Liabilities	771,955	730,309
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interest	—	4,014
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 55,249,559 and 46,414,240 issued at December 31, 2015 and 2014, respectively, and 39,623,271 and 36,255,124 outstanding at December 31, 2015 and 2014, respectively)	552	464
Class B, par value $0.01 per share (1,000,000 shares authorized, 25 and 27 issued and outstanding at December 31, 2015 and 2014, respectively)	—	—
Additional Paid-In-Capital	1,210,742	950,147
Accumulated Other Comprehensive Income (Loss)	(34,539)	(20,387)
Retained Earnings (Deficit)	(27,791)	(17,814)
Treasury Stock at Cost (15,626,288 and 10,159,116 shares at December 31, 2015 and 2014, respectively)	(644,412)	(361,129)
Total Evercore Partners Inc. Stockholders' Equity	504,552	551,281
Noncontrolling Interest	202,664	160,952
Total Equity	707,216	712,233
Total Liabilities and Equity	$1,479,171	$1,446,556
See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues
Investment Banking Revenue	$1,133,860	$821,359	$666,806
Investment Management Revenue	95,129	98,751	95,759
Other Revenue, Including Interest	11,259	11,292	16,868
Total Revenues	1,240,248	931,402	779,433
Interest Expense	16,975	15,544	14,005
Net Revenues	1,223,273	915,858	765,428
Expenses
Employee Compensation and Benefits	788,175	549,516	485,794
Occupancy and Equipment Rental	47,703	41,202	34,708
Professional Fees	50,817	45,429	36,450
Travel and Related Expenses	55,388	40,015	31,937
Communications and Information Services	36,372	18,818	13,373
Depreciation and Amortization	27,927	16,263	14,537
Special Charges	41,144	4,893	170
Acquisition and Transition Costs	4,890	5,828	58
Other Operating Expenses	42,187	22,947	18,226
Total Expenses	1,094,603	744,911	635,253
Income Before Income from Equity Method Investments and Income Taxes	128,670	170,947	130,175
Income from Equity Method Investments	6,050	5,180	8,326
Income Before Income Taxes	134,720	176,127	138,501
Provision for Income Taxes	77,030	68,756	63,689
Net Income from Continuing Operations	57,690	107,371	74,812
Discontinued Operations
Income (Loss) from Discontinued Operations	—	—	(4,260)
Provision (Benefit) for Income Taxes	—	—	(1,470)
Net Income (Loss) from Discontinued Operations	—	—	(2,790)
Net Income	57,690	107,371	72,022
Net Income Attributable to Noncontrolling Interest	14,827	20,497	18,760
Net Income Attributable to Evercore Partners Inc.	$42,863	$86,874	$53,262
Net Income (Loss) Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$42,863	$86,874	$54,799
From Discontinued Operations	—	—	(1,605)
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$42,863	$86,874	$53,194
Weighted Average Shares of Class A Common Stock Outstanding
Basic	37,161	35,827	32,208
Diluted	43,699	41,843	38,481
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$1.15	$2.42	$1.70
From Discontinued Operations	—	—	(0.05)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$1.15	$2.42	$1.65
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$0.98	$2.08	$1.42
From Discontinued Operations	—	—	(0.04)
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.98	$2.08	$1.38

Dividends Declared per Share of Class A Common Stock	$1.15	$1.03	$0.91
See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net Income	$57,690	$107,371	$72,022
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(1,751)	(2,668)	(1,236)
Foreign Currency Translation Adjustment Gain (Loss), net	(16,287)	(9,543)	(690)
Other Comprehensive Income (Loss)	(18,038)	(12,211)	(1,926)
Comprehensive Income	39,652	95,160	70,096
Comprehensive Income Attributable to Noncontrolling Interest	10,941	17,889	18,532
Comprehensive Income Attributable to Evercore Partners Inc.	$28,711	$77,271	$51,564

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2012	35,040,501	$350	$654,275	$(9,086)	$(77,079)	(5,463,515)	$(139,954)	$62,243	$490,749
Net Income	—	—	—	—	53,262	—	—	18,760	72,022
Other Comprehensive Income (Loss)	—	—	—	(1,698)	—	—	—	(228)	(1,926)
Treasury Stock Purchases	—	—	—	—	—	(2,281,326)	(87,620)	—	(87,620)
Evercore LP Units Purchased or Converted into Class A Common Stock	2,913,266	29	28,986	—	—	—	—	(21,414)	7,601
Equity-based Compensation Awards	2,818,667	29	100,058	—	—	2,600	65	20,365	120,517
Shares Issued as Consideration for Acquisitions and Investments	—	—	365	—	—	39,341	1,129	—	1,494
Dividends and Equivalents	—	—	5,989	—	(36,079)	—	—	—	(30,090)
Noncontrolling Interest (Note 15)	—	—	9,560	—	—	—	—	(19,149)	(9,589)
Balance at December 31, 2013	40,772,434	408	799,233	(10,784)	(59,896)	(7,702,900)	(226,380)	60,577	563,158
Net Income	—	—	—	—	86,874	—	—	20,497	107,371
Other Comprehensive Income (Loss)	—	—	—	(9,603)	—	—	—	(2,608)	(12,211)
Treasury Stock Purchases	—	—	—	—	—	(2,706,666)	(142,850)	—	(142,850)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,421,493	14	17,235	—	—	—	—	(11,686)	5,563
Equity-based Compensation Awards	4,220,313	42	133,354	—	—	—	—	3,593	136,989
Shares Issued as Consideration for Acquisitions and Investments	—	—	11,073	—	—	131,243	4,245	72,344	87,662
Dividends and Equivalents	—	—	6,038	—	(44,792)	—	—	—	(38,754)
Noncontrolling Interest (Note 15)	—	—	(16,786)	—	—	119,207	3,856	18,235	5,305
Balance at December 31, 2014	46,414,240	464	950,147	(20,387)	(17,814)	(10,159,116)	(361,129)	160,952	712,233
Net Income	—	—	—	—	42,863	—	—	14,827	57,690
Other Comprehensive Income (Loss)	—	—	—	(14,152)	—	—	—	(3,886)	(18,038)
Treasury Stock Purchases	—	—	—	—	—	(5,467,172)	(283,283)	—	(283,283)
Evercore LP Units Purchased or Converted into Class A Common Stock	585,723	6	11,046	—	—	—	—	(12,012)	(960)
Equity-based Compensation Awards	2,795,051	28	123,357	—	—	—	—	82,734	206,119
Dividends and Equivalents	—	—	6,514	—	(52,840)	—	—	—	(46,326)
Noncontrolling Interest (Note 15)	—	—	1,331	—	—	—	—	(39,951)	(38,620)
Exercise of Warrants	5,454,545	54	118,347	—	—	—	—	—	118,401
Balance at December 31, 2015	55,249,559	$552	$1,210,742	$(34,539)	$(27,791)	(15,626,288)	$(644,412)	$202,664	$707,216

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net Income	$57,690	$107,371	$72,022
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	5,517	(2,505)	(2,172)
Equity Method Investments	2,818	4,476	(1,454)
Equity-Based and Other Deferred Compensation	207,533	111,771	121,608
Impairment of Goodwill	28,500	—	—
Depreciation, Amortization and Accretion	29,636	18,773	16,699
Bad Debt Expense	1,314	1,027	2,099
Adjustment to Tax Receivable Agreements	—	—	(6,905)
Deferred Taxes	(3,627)	14,315	20,058
Decrease (Increase) in Operating Assets:
Marketable Securities	556	550	234
Financial Instruments Owned and Pledged as Collateral at Fair Value	46,018	(54,032)	65,045
Securities Purchased Under Agreements to Resell	4,726	10,303	(19,578)
Accounts Receivable	(46,442)	(51,166)	1,460
Receivable from Employees and Related Parties	(3,937)	(6,646)	(4,542)
Other Assets	(3,903)	(7,651)	(19,945)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	51,732	27,251	12,435
Accounts Payable and Accrued Expenses	5,418	6,231	258
Securities Sold Under Agreements to Repurchase	(50,803)	43,771	(45,543)
Payables to Employees and Related Parties	8,704	(2,601)	4,451
Taxes Payable	17,850	(2,650)	(15,591)
Other Liabilities	(2,449)	(2,616)	(1,925)
Net Cash Provided by Operating Activities	356,851	215,972	198,714
Cash Flows From Investing Activities
Investments Purchased	(819)	(10,944)	(3,012)
Distributions of Private Equity Investments	6,821	672	1,300
Marketable Securities:
Proceeds from Sales and Maturities	32,318	34,719	31,106
Purchases	(39,101)	(28,760)	(35,187)
Cash Paid for Acquisitions and Deconsolidation of Atalanta Sosnoff, net of Cash Acquired	(5,647)	42,869	218
Proceeds from Sale of Business	—	—	1,198
Loans Receivable	(3,500)	—	—
Purchase of Furniture, Equipment and Leasehold Improvements	(16,189)	(13,521)	(4,487)
Net Cash Provided by (Used in) Investing Activities	(26,117)	25,035	(8,864)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	594	2,135	3,589
Distributions to Noncontrolling Interests	(23,723)	(10,655)	(18,950)
Payments Under Tax Receivable Agreement	(11,045)	(9,086)	(7,651)
Cash Paid for Deferred and Contingent Consideration	—	(2,255)	(3,396)
Short-Term Borrowing	45,000	75,000	—
Repayment of Short-Term Borrowing	(45,000)	(75,000)	—
Exercise of Warrants, net	6,416	—	—
Purchase of Treasury Stock and Noncontrolling Interests	(160,733)	(156,242)	(102,277)
Excess Tax Benefits Associated with Equity-Based Awards	10,820	35,262	8,979
Dividends - Class A Stockholders	(46,132)	(38,754)	(30,090)
Net Cash Provided by (Used in) Financing Activities	(223,803)	(179,595)	(149,796)
Effect of Exchange Rate Changes on Cash	(10,327)	(7,705)	(1,032)
Net Increase in Cash and Cash Equivalents	96,604	53,707	39,022
Cash and Cash Equivalents-Beginning of Period	352,160	298,453	259,431
Cash and Cash Equivalents-End of Period	$448,764	$352,160	$298,453

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$16,035	$13,725	$12,807
Payments for Income Taxes	$47,820	$18,283	$57,178
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$(1,331)	$3,261	$(12,985)
Dividend Equivalents Issued	$6,514	$6,038	$5,989
Receipt of Securities in Settlement of Accounts Receivable	$1,079	$2,083	$2,278
Contingent Consideration Accrued	$13,699	$1,979	$—
Atalanta Sosnoff Assets Deconsolidated	$2,053	$—	$—
Atalanta Sosnoff Liabilities Deconsolidated	$2,074	$—	$—
Decrease in Redeemable Noncontrolling Interest from Atalanta Sosnoff Deconsolidation	$2,683	$—	$—
Decrease in Noncontrolling Interest from Atalanta Sosnoff Deconsolidation	$16,090	$—	$—
Decrease in Goodwill from Atalanta Sosnoff Deconsolidation	$27,274	$—	$—
Decrease in Intangible Assets from Atalanta Sosnoff Deconsolidation	$13,924	$—	$—
Exchange of Notes Payable as Consideration for Exercise of Warrants	$118,347	$—	$—
Purchase of Treasury Stock in Exchange for Notes Issuance and Warrant Proceeds	$123,673	$—	$—
Settlement of Contingent Consideration	$—	$7,232	$2,494
Purchase of Noncontrolling Interest	$—	$7,100	$—
Reclassification from Redeemable Noncontrolling Interest to Noncontrolling Interest	$—	$27,477	$—
Shares and LP Units Issued as Consideration for Acquisitions and Investments	$—	$79,576	$—
Assets Acquired in Acquisitions	$—	$106,848	$—
Liabilities Assumed in Acquisitions	$—	$64,864	$—
Notes Exchanged for Equity in Subsidiary	$—	$—	$1,042

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization
Evercore Partners Inc. and subsidiaries (the "Company") is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership ("Evercore LP"). Subsequent to the Company’s initial public offering ("IPO"), the Company became the sole general partner of Evercore LP. The Company operates from its offices and through its affiliates in North America, Europe, South America and Asia.
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
Note 2 – Significant Accounting Policies
Basis of Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").
The consolidated financial statements of the Company are comprised of the consolidation of Evercore LP and Evercore LP’s wholly-owned and majority-owned direct and indirect subsidiaries, including Evercore Group L.L.C. ("EGL"), a registered broker-dealer in the U.S. The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities ("VIEs") where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE, except for certain VIEs that qualify for accounting purposes as investment companies. The Company reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date.
Per the above, the Company has concluded that Evercore Asia Limited ("Evercore Asia"), Evercore Asia (Singapore) PTE. LTD ("Evercore Singapore") and Evercore ISI UK Limited ("Evercore ISI UK") are VIEs pursuant to Accounting Standards Codification ("ASC") No. 810, "Consolidation" ("ASC 810") and that the Company is the primary beneficiary of these VIEs. Specifically, the Company provides financial support through cost plus transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to the entities, and has decision making authority that significantly affects the economic performance of the entities. The Company included in its Consolidated Statements of Financial Condition Evercore Asia, Evercore Singapore and Evercore ISI UK assets of $31,100 and liabilities of $10,914 at December 31, 2015 and assets of $10,487 and liabilities of $7,487 at December 31, 2014.
In February 2010, Accounting Standards Update ("ASU") No. 2010-10, "Amendments for Certain Investment Funds," was issued. This ASU defers the application of the revised consolidation rules for a reporting entity’s interest in an entity if certain conditions are met, including if the entity has the attributes of an investment company and is not a securitization or asset-backed financing entity. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance. Generally, the Company would consolidate those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

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
At the time of the formation transaction, the members of Evercore LP (the "Members") received Class A limited partnership units of Evercore LP ("Class A LP Units") in consideration for their contribution of the various entities included in the historical combined financial statements of the Company. The Class A LP Units were subject to vesting requirements and transfer restrictions and are exchangeable on a one-for-one basis for shares of Class A common stock ("Class A Shares"). At December 31, 2013, all Class A LP Units were fully vested. On October 31, 2014, in conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI"), the Company issued vested and unvested Class E limited partnership units of Evercore LP ("Class E LP Units") and vested and unvested Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests"). See Note 4 for further information. The Company accounts for exchanges of LP Units for Class A Shares based on the carrying amounts of the Members’ LP Units immediately before the exchange.
The Company’s interest in Evercore LP is within the scope of ASC 810-20, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". The Company consolidates Evercore LP and records noncontrolling interest for the economic interest in Evercore LP held directly by others, which includes the Members.
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
Other Revenue, Including Interest and Interest Expense – Other Revenue, Including Interest and Interest Expense is derived primarily from financing transactions. These transactions are principally repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase transaction. Other Revenue, Including Interest and Interest Expense also includes interest expense associated with the $120,000 principal amount of senior unsecured notes ("Senior Notes"), the $120,000 new term loan (the "New Loan") and other financing

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

arrangements, as well as income earned on marketable securities and cash deposited with financial institutions and changes in amounts due pursuant to the Company's tax receivable agreements.
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
ASC 810 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Noncontrolling Interest is presented as a component of Total Equity on the Consolidated Statements of Financial Condition and below Net Income on the Consolidated Statements of Operations. In addition, there is an allocation of the components of Total Comprehensive Income between controlling interests and noncontrolling interests. Changes in a parent's ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions.
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
Marketable Securities – Marketable Securities include investments in corporate, municipal and other debt securities, as well as investments in readily-marketable equity securities, which are accounted for as available-for-sale under ASC 320-10, "Accounting for Certain Investments in Debt and Equity Securities". These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue, Including Interest on the Consolidated Statements of Operations. The readily-marketable debt and equity securities are valued using quoted market prices on applicable exchanges or markets. Marketable Securities also include investments in municipal bonds held at EGL and mutual funds, which are carried at fair value, with changes in fair value recorded in Other Revenues, Including Interest on the Consolidated Statements of Operations. Marketable Securities transactions are recorded as of the trade date.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Investments – The Company’s investments include investments in private equity partnerships, the Company’s equity interests in G5 Holdings S.A. ("G5 ǀ Evercore"), ABS Investment Management, LLC ("ABS") and Evercore Pan-Asset Capital Management ("Pan", consolidated on March 15, 2013 and sold on December 3, 2013), which are accounted for under the equity method of accounting and Trilantic Capital Partners ("Trilantic"). On December 31, 2015 the Company deconsolidated the assets and liabilities of Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") and will account for its interest as an equity method investment from that date forward.
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
Affiliates – The Company’s equity interests in G5 ǀ Evercore, ABS and Pan (consolidated on March 15, 2013 and sold on December 3, 2013) include its share of the income (losses) within Income (Loss) from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations. On December 31, 2015 the Company deconsolidated the assets and liabilities of Atalanta Sosnoff and will account for its interest as an equity method investment from that date forward. See Note 4 for further information.
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
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by ASC 360, "Property, Plant, and Equipment" ("ASC 360").
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
Share-Based Payments –The Company accounts for share-based payments in accordance with ASC 718, "Compensation – Stock Compensation" ("ASC 718"). See Note 17 for further information.
Compensation expense recognized pursuant to share-based awards is based on the grant date fair value of the award. The fair value (as measured on the grant date) of awards that vest from one to five years ("Service-based Awards") is amortized over the vesting periods or requisite service periods as required under ASC 718, however, the vesting of some Service-based Awards

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

will accelerate upon the occurrence of certain events. The Company amortizes the grant-date fair value of share-based compensation awards made to employees, who are or will become retirement eligible prior to the stated vesting date, over the expected substantive service period. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, unvested Service-based Awards are included in the diluted weighted average Class A Shares outstanding using the treasury stock method. Once vested, restricted stock units ("RSUs") and restricted stock are included in the basic and diluted weighted average Class A Shares outstanding. Expense relating to RSUs and restricted stock is charged to Employee Compensation and Benefits within the Consolidated Statements of Operations.
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
Income Taxes –The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities, as disclosed in Note 20.
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
The Company adopted ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17") prospectively as of December 31, 2015 and changed its presentation of deferred income tax assets and liabilities on its consolidated statement of financial condition such that the Company classifies all deferred income tax assets and liabilities as noncurrent. Historically, the Company presented deferred income tax assets and liabilities as current and noncurrent on the Consolidated Statements of Financial Condition. This change in accounting policy had no effect on the prior period information included on the Consolidated Statements of Financial Condition in this Annual Report on Form 10-K, or the Company’s 2014 Annual Report on Form 10-K.
ASC 740 provides a benefit recognition model with a two-step approach consisting of "more-likely-than-not" recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 20 for further information.
Note 3 – Recent Accounting Pronouncements
ASU 2014-08 – In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 provides amendments to ASC No. 205, "Presentation of Financial Statements," and ASC 360, which change the requirements for reporting discontinued operations. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

discontinued operations and also require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption permitted. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-09 – In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides amendments to ASC No. 605, "Revenue Recognition" and creates ASC No. 606, "Revenue from Contracts with Customers," which changes the requirements for revenue recognition and amends the disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date," which provides amendments that defer the effective date of ASU 2014-09 by one year. The amendments in this update are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-11 – In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"). ASU 2014-11 provides amendments to ASC No. 806, "Transfers and Servicing," which expand secured borrowing accounting for certain repurchase agreements and require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset. The amendments also require additional disclosures for certain transactions accounted for as sale and repurchase agreements, and for securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The amendments in this update for the additional disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are effective prospectively during annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015, and all other amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2014, with early adoption not permitted. The adoption of ASU 2014-11 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-12 – In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 provides amendments to ASC No. 718, "Compensation - Stock Compensation," which clarify the guidance for whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update are effective either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-17 – In November 2014, the FASB issued ASU No. 2014-17, "Pushdown Accounting" ("ASU 2014-17"). ASU 2014-17 provides amendments to ASC No. 805, "Business Combinations," which provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this update were effective on November 18, 2014. The adoption of ASU 2014-17 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-01 – In January 2015, the FASB issued ASU No. 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU 2015-01"). ASU 2015-01 provides amendments to ASC No. 225-20, "Income Statement - Extraordinary and Unusual Items," which eliminate the concept of extraordinary items. The amendments in this update are effective either prospectively or retrospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-02 - In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 provides amendments to ASC 810, which include the following:  1. Modify the

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, 2. Eliminate the presumption that a general partner should consolidate a limited partnership, 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective during interim and annual periods beginning after December 15, 2015, with early adoption permitted, and may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-05 - In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"). ASU 2015-05 provides amendments to ASC No. 350, "Intangibles - Goodwill and Other," Subtopic 350-40, "Internal-Use Software" which help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement and determine whether an arrangement includes the sale or license of software. The amendments in this update are effective either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-16 - In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 provides amendments to ASC No. 805, "Business Combinations," which simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments and require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-17 - In November 2015, the FASB issued ASU 2015-17. ASU 2015-17 provides amendments to ASC No. 740, "Income Taxes," which simplify the presentation of deferred income taxes by eliminating the requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position and requiring deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective either prospectively or retrospectively during interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-17 prospectively as of December 31, 2015 and changed its presentation of deferred income tax assets and liabilities on its consolidated statement of financial condition such that the Company classifies all deferred income tax assets and liabilities as noncurrent. This change had no effect on the prior period information included on the Consolidated Statements of Financial Condition in this Annual Report on Form 10-K, or the Company’s 2014 Annual Report on Form 10-K.
ASU 2016-01 - In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 provides amendments to ASC No. 740, "Financial Instruments," which changes the requirements for certain aspects of recognition, measurement and presentation of financial assets and liabilities and amends the disclosure requirements. The amendments in this update should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Business Changes and Developments
Atalanta Sosnoff - On December 31, 2015, the Operating Agreement of Atalanta Sosnoff was amended such that, following the amendment, the Company is entitled to one of the three seats on the Management Committee of Atalanta Sosnoff, which is the governing committee with decision making power over Atalanta Sosnoff’s operations (previously the Company held three out of five seats on the Management Committee). In addition, Atalanta Sosnoff exchanged the profits interests held by key employees for Series A-3 and A-4 Capital Interests. The Series A-4 Capital Interests remain profits interests for

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

accounting purposes since they entitle the holder to distributions of future profits and are subject to forfeiture. The Company continues to own Series A-1 Capital Interests, representing a 49% economic interest. Excluding the remaining profits interests, the Company’s equity interest in Atalanta Sosnoff is 56.3% at December 31, 2015.
The amendments give the Company a noncontrolling voting interest in the Management Committee of Atalanta Sosnoff. The Management Committee of Atalanta Sosnoff controls the operations of Atalanta Sosnoff, including actions such as the appointment and termination of key management members of Atalanta Sosnoff, the approval of Atalanta Sosnoff’s budget as well as any material expenditure outside of its budget, the launch of new products or material changes in the pricing of existing products, and entering or exiting lines of business. Responsibility for the day-to-day operations remains with the management of Atalanta Sosnoff, including managing client relationships and making discretionary investment decisions. The Company, through the supermajority voting rights of the Management Committee, retains customary protective rights over specified matters that may arise outside of the ordinary course of business and/or where the probability of occurrence is remote.
As a result of the above amendments, the Company has deconsolidated the assets and liabilities of Atalanta Sosnoff of $4,726 and $2,074, respectively, at December 31, 2015, and will account for its interest in Atalanta Sosnoff as an equity method investment. See Note 9 for further information. Furthermore, this resulted in a decrease in Goodwill in the Company’s Institutional Asset Management reporting unit, in the Investment Management segment, of $27,274, as well as a decrease in Intangible Assets of $13,924, Noncontrolling Interest of $16,090 and Redeemable Noncontrolling Interest of $2,683. In addition, the amendments resulted in a charge related to the conversion of certain of Atalanta Sosnoff’s profits interests held by key employees to equity of $6,333 and a loss on deconsolidation of $812, each included in Special Charges on the Consolidated Statement of Operations.
Kuna & Co. KG - On July 2, 2015, the Company acquired a 100% interest in Kuna & Co. KG, a Frankfurt-based investment banking advisory boutique, for $8,400. The Company’s consideration for this transaction included the payment of €3,000, or $3,335, of cash at closing, as well as deferred cash consideration of €2,000, or $2,223, payable €500 on each of the four anniversary dates of the closing beginning in 2017, and contingent cash consideration which will be settled at various dates through 2020. The contingent consideration has a fair value of $2,221 as of December 31, 2015. Payment of the contingent consideration is dependent on the business meeting certain revenue performance targets. This transaction resulted in the Company recognizing goodwill of $5,476 and intangible assets relating to advisory backlog of $2,900, recognized in the Investment Banking Segment. The intangible assets are being amortized over an estimated useful life of one year. The Company recognized $2,211 of amortization expense related to these intangible assets for the year ended December 31, 2015. The Company did not consider the acquisition of Kuna & Co. KG to be significant to its financial condition, results of operations or cash flows.
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
The Company's acquisition of ISI had a purchase price of $90,234. The terms of the Company’s acquisition included consideration in the form of noncontrolling interests, specifically partnership interests of Evercore LP, of which a value of $62,614 was reflected in the purchase price of the acquisition. This consideration included 947 Class E LP Units that were vested and exchangeable into Class A Shares of the Company on a one-for-one basis and an allocation of the value, attributed to pre-combination service, of 710 Class E LP Units that were unvested and vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested, subject to continued employment with the Company. The purchase price of the acquisition also included the Company's assumption of a subordinated borrowing arrangement with a value of $22,550 and other long-term liabilities with a value of $5,070.
A portion of the consideration issued by the Company was Evercore LP units and interests which will be treated as compensation going forward, including 710 Class E LP Units, an allocation of the value, attributed to post-combination service, of an additional 710 Class E LP Units, as well as 1,078 Class G LP Interests and 4,095 Class H LP Interests. Certain of these units/interests are vested and are subject to clawback and/or forfeiture pursuant to liquidated damages provisions and, in the case of Class G and H LP Interests, the achievement of certain earnings and operating margin targets. In addition, unvested units/interests are subject to continued employment and, in the case of Class G and H LP Interests, the achievement of certain earnings and operating margin targets. See Note 17 for further information.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

In conjunction with the Company’s acquisition of the operating businesses of ISI, the Company purchased, at fair value, the noncontrolling interest in the Company's Institutional Equities business that it did not already own. The Company purchased these interests, for cash of $11,086, from employees who were exiting the Institutional Equities business. The sellers of the Institutional Equities business, who did not receive cash, received 199 vested and 17 unvested Class E LP Units that are exchangeable on a one-for-one basis into Class A Shares of the Company subject to timing and other limitations, and 57 vested Class G LP Interests and 217 vested Class H LP Interests in Evercore LP. These interests will become exchangeable into Class A Shares of the Company subject to certain performance requirements that are similar to the interests issued to the sellers of ISI.
This transaction resulted in the Company recognizing goodwill of $29,638 and intangible assets of $47,320, recognized in the Investment Banking Segment. The intangible assets include client relationships, trade names and favorable leases with values of $40,000, $2,000 and $5,320, respectively, which are being amortized over estimated useful lives of five years, three years and seven years, respectively. The Company recognized $9,428 and $1,571 of amortization expense related to these intangible assets for the years ended December 31, 2015 and 2014, respectively.
Other Acquisitions - During the third quarter of 2014, the Company acquired a 100% interest in a boutique advisory business for $6,900. The Company’s consideration for this transaction included the issuance of 72 Class A LP Units at closing and contingent consideration. The contingent consideration has a fair value of $6,765 as of December 31, 2015 and will be settled in the first quarter of 2017, based on the business meeting certain performance targets. This transaction resulted in the Company recognizing goodwill of $3,401 and intangible assets relating to advisory backlog and client relationships of $2,450 and $1,050, respectively, recognized in the Investment Banking Segment. The intangible assets are being amortized over estimated useful lives of two years. The Company recognized $1,983 and $877 of amortization expense related to these intangible assets for the years ended December 31, 2015 and 2014, respectively.
Goodwill and Intangible Assets
Goodwill associated with the Company’s acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2013	$87,028	$102,246	$189,274
Acquisitions	33,039	—	33,039
Foreign Currency Translation and Other	(6,060)	1,979	(4,081)
Balance at December 31, 2014	114,007	104,225	218,232
Acquisitions	5,476	—	5,476
Impairment of Goodwill	—	(28,500)	(28,500)
Deconsolidation of Atalanta Sosnoff	—	(27,274)	(27,274)
Foreign Currency Translation and Other	(4,207)	2,734	(1,473)
Balance at December 31, 2015:
Goodwill	115,276	79,685	194,961
Accumulated Impairment Losses	—	(28,500)	(28,500)
	$115,276	$51,185	$166,461

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Intangible assets associated with the Company’s acquisitions are as follows:

	December 31, 2015
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$50,700	$6,130	$56,830	$17,201	$3,391	$20,592
Non-compete/Non-solicit Agreements	—	169	169	—	108	108
Other	5,320	445	5,765	887	167	1,054
Total	$56,020	$6,744	$62,764	$18,088	$3,666	$21,754

	December 31, 2014
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$47,800	$45,830	$93,630	$4,006	$27,110	$31,116
Non-compete/Non-solicit Agreements	135	1,949	2,084	121	1,709	1,830
Other	5,320	2,245	7,565	127	662	789
Total	$53,255	$50,024	$103,279	$4,254	$29,481	$33,735
The decrease in the gross carrying amount and accumulated amortization of intangible assets above includes a decrease of $43,280 and $29,356, respectively, related to the deconsolidation of the assets and liabilities of Atalanta Sosnoff.
Expense associated with the amortization of intangible assets was $17,458, $8,007 and $7,994 for the years ended December 31, 2015, 2014 and 2013, respectively.
Based on the intangible assets above, as of December 31, 2015, annual amortization of intangibles for each of the next five years is as follows:

2016	$11,680
2017	$9,833
2018	$9,201
2019	$7,868
2020	$1,182

At November 30, 2015, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), we performed our annual Goodwill impairment assessment. We concluded that the fair value of our reporting units substantially exceeded their carrying values as of November 30, 2015, with the exception of our Institutional Asset Management reporting unit, which exceeded its carrying value by greater than 15% as of November 30, 2015.
During the third quarter of 2015, the Institutional Asset Management reporting unit was impacted by adverse market and operating conditions, including a decline in AUM that was greater than anticipated at the time of the Company’s previous Step 1 impairment assessment, investment performance below benchmarks and lower market multiples for asset managers in response to market volatility during the third quarter. As a result, the Company determined that the Step 1 impairment assessment criteria were satisfied, as contemplated by ASC 350, for the goodwill in its Institutional Asset Management reporting unit as of August 31, 2015.
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
As a result of the above analysis, the Company determined that the fair value of the Institutional Asset Management reporting unit was less than its carrying value as of August 31, 2015. Accordingly, during the third quarter of 2015, the Company began a Step 2 impairment assessment, which it completed during the fourth quarter of 2015. The Company recorded a goodwill impairment charge of $28,500 in the Investment Management segment, which is included within Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2015. This charge resulted in an impact of $9,785 on Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes). The Company concluded that there was no impairment of Intangible Assets during the year ended December 31, 2015.
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
The Company recognized $4,890, $5,828 and $58 for the years ended December 31, 2015, 2014 and 2013, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. In addition, in 2015, the Company incurred costs related to transitioning ISI’s infrastructure, including certain regulatory settlements.
 Special Charges
The Company recognized $41,144 for the year ended December 31, 2015, as Special Charges incurred primarily related to an impairment charge of $28,500 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and charges of $7,145 related to the restructuring of our investment in Atalanta Sosnoff, primarily related to the conversion of certain of Atalanta Sosnoff’s profits interests held by management to equity interests. Special Charges for the year ended December 31, 2015 also included a charge of $2,151 for separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business as well as $3,348 for the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business. See Note 4 for further information.
The Company recognized $4,893 for the year ended December 31, 2014, as Special Charges incurred related to separation benefits and certain exit costs related to combining the equities business upon the ISI acquisition during 2014 and a provision recorded in 2014 against contingent consideration due on the 2013 disposition of Pan. The Company recognized $170 for the year ended December 31, 2013, as Special Charges incurred related to the write-off of client-related intangible assets in Evercore Wealth Management ("EWM").
Note 6 – Related Parties
The Company remits payment for expenses on behalf of the private equity funds and is reimbursed accordingly. For the years ended December 31, 2015, 2014 and 2013, the Company disbursed $1,795, $1,282 and $1,218, respectively, on behalf of these entities.
Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

equity fund investments. Total Investment Management revenues from related parties amounted to $8,876, $10,302 and $11,557 for the years ended December 31, 2015, 2014 and 2013, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $1,251 and $14,090 for the years ended December 31, 2014 and 2013, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $6,967 and $10,484 as of December 31, 2015 and 2014, respectively.
As of December 31, 2015, the Company had $22,550 in subordinated borrowings, principally with an executive officer of the Company. See Note 12 for further information.
Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Advances to Employees	$17,344	$14,613
Personal Expenses Paid on Behalf of Employees and Related Parties	144	94
Receivable from Affiliates	1,266	1,589
Reimbursable Expenses Due From Portfolio Companies of the Company's Private Equity Funds	213	215
Reimbursable Expenses Relating to the Private Equity Funds	2,222	816
Receivable from Employees and Related Parties	$21,189	$17,327
Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Board of Director Fees	$200	$215
Amounts Due to UK Members	16,554	7,832
Amounts Due Pursuant to Tax Receivable Agreements (a)	11,638	10,828
Payable to Employees and Related Parties	$28,392	$18,875

(a)
Relates to the current portion of the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $186,036 and $191,253 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2015 and 2014, respectively.

Note 7 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of December 31, 2015 and 2014 were as follows:

	December 31, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$6,463	$10	$2,523	$3,950	$6,354	$11	$2,173	$4,192
Debt Securities Carried by EGL	37,404	94	8	37,490	28,014	80	3	28,091
Mutual Funds	2,291	155	99	2,347	4,765	1,053	116	5,702
Total	$46,158	$259	$2,630	$43,787	$39,133	$1,144	$2,292	$37,985

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$204	$204	$303	$305
Due after one year through five years	1,537	1,545	1,229	1,236
Due after five years through 10 years	—	—	100	101
Total	$1,741	$1,749	$1,632	$1,642
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2015.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($47), $856 and ($45) for the years ended December 31, 2015, 2014 and 2013, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($556), ($550) and ($234) for the years ended December 31, 2015, 2014 and 2013, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 17 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($26), $138 and $1,344 for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 0.9 years, as of December 31, 2015, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
ECB has procedures in place to monitor the daily risk limits for positions taken, as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is Value at Risk ("VaR"), which is a statistical measure, at a 98% confidence level, of the potential daily losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year’s historical data. ECB’s Risk Management Committee (the "Committee") has established a policy to maintain VaR at levels below 0.1% of the value of the portfolio. If at any point in time the threshold is exceeded, ECB personnel are alerted by an automated interface with ECB’s trading systems and begin to make adjustments in the portfolio in order to mitigate the risk and bring the portfolio in compliance. Concurrently, ECB personnel must notify the Committee of the variance and the actions taken to reduce the exposure to loss.
In addition to monitoring VaR, ECB periodically performs discrete stress tests to assure that the level of potential losses that would arise from extreme market movements that may not be anticipated by VaR measures are within acceptable levels.
As of December 31, 2015 and 2014, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	December 31, 2015		December 31, 2014
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$41,742		$98,688
Securities Purchased Under Agreements to Resell	2,191	$2,192	7,669	$7,671
Total Assets	$43,933		$106,357
Liabilities
Securities Sold Under Agreements to Repurchase	$(44,000)	$(44,063)	$(106,499)	$(106,632)
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
The Company also has investments in G5 ǀ Evercore, ABS and Atalanta Sosnoff, which are voting interest entities. The Company's investment in Pan became a VIE and was subsequently sold in December 2013. The Company’s share of earnings (losses) on its investments in G5 ǀ Evercore, ABS, Pan (prior to its consolidation on March 15, 2013) and Atalanta Sosnoff (after its deconsolidation on December 31, 2015; see Note 4 for further information) are included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Investments in Private Equity
Private Equity Funds
The Company’s investments related to private equity partnerships and associated entities include investments in Evercore Capital Partners II, L.P. ("ECP II"), Discovery Americas I, L.P. (the "Discovery Fund"), Evercore Mexico Capital Partners II, L.P. ("EMCP II"), Evercore Mexico Capital Partners III, L.P. ("EMCP III"), CSI Capital, L.P. ("CSI Capital"), Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV") and Trilantic Capital Partners V, L.P. ("Trilantic V"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

On December 31, 2014, ECP II was terminated. The Company's investment at December 31, 2015 of $983 is comprised of remaining interest in the general partner, including $748 in cash, $87 in cash escrow balances, $66 in a seller note and $82 in securities.
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At December 31, 2015, unfunded commitments of EMP III were $4,665, including $391 due from the Company.
A summary of the Company’s investment in the private equity funds as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
ECP II	$983	$4,043
Discovery Fund	6,632	2,867
EMCP II	6,091	12,630
EMCP III	5,786	7,272
CSI Capital	35	3,030
Trilantic IV	2,829	3,798
Trilantic V	4,117	2,911
Total Private Equity Funds	$26,473	$36,551
Net realized and unrealized gains on private equity fund investments were $5,086, $7,858 and $8,060 for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, ECP II, EMCP II, CSI Capital and Trilantic IV made distributions of $3,000, $3,194, $2,909 and $2,907, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2015, there was no previously distributed carried interest that was subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Evercore Partners II, L.L.C. ("EP II L.L.C."), the general partner of ECP II, is a VIE pursuant to ASC 810. The Company owned 8%-9% of the carried interest earned by the general partner of ECP II. The Company’s assessment of the design of EP II L.L.C. resulted in the determination that the Company is not acting as an agent for other members of the general partner and is a passive holder of interests in the fund, evidenced by the fact that the Company is a non-voting, non-managing member of the general partner and, therefore, has no authority in directing the management operations of the general partner. Furthermore, the Company does not have the obligation to absorb significant losses or the right to receive benefits that could potentially have a significant impact to EP II L.L.C. Accordingly, the Company has concluded that it is not the primary beneficiary of EP II L.L.C. and has not consolidated EP II L.L.C. in the Company's consolidated financial statements.
In 2013, EMP III amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51," and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, consolidating as a VIE had no impact on the assets and liabilities of the Company. The Company consolidated EMP III assets of $6,030 and liabilities of $164 at December 31, 2015 and assets of $7,327 and liabilities of $75 at December 31, 2014, in the Company's Consolidated Statements of Financial Condition. The assets retained by EMP III are for the benefit of the interest holders of EMP III and the liabilities are generally non-recourse to the Company.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Investment in Trilantic Capital Partners and Others
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A LP Units having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During 2015, $636 and $8 of this investment was allocated to Trilantic Fund V and IV, respectively. During 2014, $689 of this investment was allocated to Trilantic Fund V. During 2013, $825 and $29 of this investment was allocated to Trilantic Fund V and Trilantic Fund IV, respectively. From 2010 to 2012, $1,091 of this investment was allocated to Trilantic Fund IV. This investment had a balance of $12,812 and $13,455 as of December 31, 2015 and 2014, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $3,246 was unfunded at December 31, 2015. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.
In the second quarter of 2015, the Company received an equity security in a private company with a fair value of $1,079 in exchange for advisory services. This investment is accounted for on the cost basis.
Equity Method Investments
A summary of the Company’s other investments accounted for under the equity method of accounting as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
G5 ǀ Evercore	$20,730	$32,756
ABS	41,567	43,825
Atalanta Sosnoff	23,990	—
Total	$86,287	$76,581
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
At December 31, 2015, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings (losses) of $662, ($48) and $2,126 for the years ended December 31, 2015, 2014 and 2013, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. In addition, the investment is subject to currency translation from Brazilian Real to the U.S. Dollar.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At December 31, 2015, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $5,388, $5,228 and $6,255 for the years ended December 31, 2015, 2014 and 2013, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities. The Company will account for its interest in Atalanta Sosnoff under the equity method of accounting from that date forward. The carrying amount of the investment of $23,990, at December 31, 2015, represents its fair value on that date. At December 31, 2015, the Company’s economic ownership interest in Atalanta Sosnoff was 49%. See Note 4 for further information related to this transaction.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Pan
In 2008, the Company made an investment accounted for under the equity method of accounting of $4,158 in Pan. This investment resulted in earnings (losses) of ($55) for the year ended December 31, 2013, included within Income from Equity Method Investments on the Consolidated Statement of Operations. The Company consolidated its investment in Pan on March 15, 2013 and subsequently sold its investment on December 3, 2013.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $2,484, $2,586 and $2,586 for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 10 – Fair Value Measurements
ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820") establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily-available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at December 31, 2015 and 2014 are based on quoted market prices provided by external pricing services.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,144	$—	$44,144
Securities Investments (1)	5,200	1,749	—	6,949
Mutual Funds	2,347	—	—	2,347
Financial Instruments Owned and Pledged as Collateral at Fair Value	41,742	—	—	41,742
Total Assets Measured At Fair Value	$49,289	$45,893	$—	$95,182

	December 31, 2014
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$34,343	$—	$34,343
Securities Investments (1)	5,550	1,642	—	7,192
Mutual Funds	5,702	—	—	5,702
Financial Instruments Owned and Pledged as Collateral at Fair Value	98,688	—	—	98,688
Total Assets Measured At Fair Value	$109,940	$35,985	$—	$145,925

(1)
Includes $9,653 and $9,252 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2015 and 2014, respectively.

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
The Company had no transfers between fair value levels during the years ended December 31, 2015 or 2014.

During the fourth quarter of 2015, the Company determined that the fair value of the goodwill in its Institutional Asset Management reporting unit was $66,200. The fair value of the reporting unit was estimated by utilizing both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. Goodwill is measured at fair value on a non-recurring basis as a Level III asset. See Note 4 for further information.
The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Statements of Financial Condition, are listed in the tables below.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$439,111	$439,111	$—	$—	$439,111
Securities Purchased Under Agreements to Resell	2,191	—	2,191	—	2,191
Accounts Receivable	175,497	—	175,497	—	175,497
Receivable from Employees and Related Parties	21,189	—	21,189	—	21,189
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Loans Receivable	3,500	—	3,666	—	3,666
Financial Liabilities:
Accounts Payable and Accrued Expenses	$43,878	$—	$43,878	$—	$43,878
Securities Sold Under Agreements to Repurchase	44,000	—	44,000	—	44,000
Payable to Employees and Related Parties	28,392	—	28,392	—	28,392
Notes Payable	119,250	—	120,373	—	120,373
Subordinated Borrowings	22,550	—	23,076	—	23,076

		December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$342,908	$342,908	$—	$—	$342,908
Securities Purchased Under Agreements to Resell	7,669	—	7,669	—	7,669
Accounts Receivable	136,280	—	136,280	—	136,280
Receivable from Employees and Related Parties	17,327	—	17,327	—	17,327
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,104	$—	$37,104	$—	$37,104
Securities Sold Under Agreements to Repurchase	106,499	—	106,499	—	106,499
Payable to Employees and Related Parties	18,875	—	18,875	—	18,875
Notes Payable	105,226	—	131,340	—	131,340
Subordinated Borrowings	22,550	—	22,550	—	22,550
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
The fair value of the Company’s Subordinated Borrowings as of December 31, 2015 is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments. The carrying amount reported on the Consolidated Statement of Financial Condition for Subordinated Borrowings approximates fair value as of December 31, 2014.
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
Note 11 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2015	2014
Furniture and Office Equipment	$20,484	$14,678
Leasehold Improvements	52,253	45,489
Computer and Computer-related Equipment	17,899	16,340
Total	90,636	76,507
Less: Accumulated Depreciation and Amortization	(42,656)	(33,980)
Furniture, Equipment and Leasehold Improvements, Net	$47,980	$42,527
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $10,469, $8,256 and $6,543 for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 12 – Notes Payable, Warrants and Subordinated Borrowings
On August 21, 2008, the Company entered into a purchase agreement (the "Purchase Agreement") with Mizuho Corporate Bank, Ltd. (currently known as Mizuho Bank, Ltd.) ("Mizuho") pursuant to which Mizuho purchased from the Company $120,000 principal amount of Senior Notes, due 2020 with a 5.20% coupon, and warrants to purchase 5,455 shares of the Company's Class A common stock, par value $0.01 per share ("Class A Shares") at $22.00 per share (the "Warrant") expiring in 2020. The exercise price for the Warrants was payable, at the option of the holder of the Warrants, either in cash or by tender of Senior Notes at the Accreted Amount, at any point in time. Based on their relative fair value at issuance, plus accretion, the Senior Notes and Warrants were reflected in Notes Payable and Additional Paid-In-Capital on the Consolidated Statements of Financial Condition. The Senior Notes had an effective yield of 7.94%.
Mizuho exercised in full the outstanding Warrants in November 2015 and paid the exercise price by surrender of the entire issue of the Senior Notes and payment of $11,020 in cash. The Company conducted a public offering for the resale of the 5,455 shares of Class A common stock issuable upon exercise of the Warrants on behalf of Mizuho, in which 3,100 shares were offered to the public. The Company purchased from the underwriters the remaining 2,355 Class A Shares that were subject to the offering (the "Share Repurchase"), at a price per share equal to the price paid by the underwriters to the selling stockholder in the offering.
On November 2, 2015 the Company entered into a senior credit facility with the New York branch of Mizuho pursuant to which it borrowed, concurrently with the closing of the offering, $120,000 in a new term loan. The principal amount of the New Loan is subject to annual amortization of principal beginning in the second year, with the final payment of all amounts outstanding, plus accrued interest, being due five years after the closing date. The New Loan bears interest at LIBOR or a base rate (at the Company’s election) plus an applicable margin (determined according to a leverage-based pricing grid), and is guaranteed by certain of the Company’s material domestic subsidiaries. The New Loan contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum ratio of liquid assets to debt, and customary events of default. As of December 31, 2015, the Company was in

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

compliance with all of these covenants. The Company used the proceeds of the New Loan, together with the cash portion of the exercise price of the Warrants, to fund the Share Repurchase.
Mizuho, Mizuho Securities Co. Ltd., and the Company also revised the alliance between their advisory businesses to include geographies globally and extended for an additional three year term, with automatic one-year renewals thereafter.
As of December 31, 2015, the Company had $22,550 in subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually.
As of December 31, 2015, the future payments required on the Notes Payable and Subordinated Borrowings, including principal and interest were as follows:

2016	$4,345
2017	16,341
2018	28,301
2019	62,179
2020	49,660
Thereafter	—
Total	$160,826
Note 13 – Employee Benefit Plans
Defined Contribution Retirement Plan – The Company, through a subsidiary, provides certain retirement benefits to employees through a qualified retirement plan. The Evercore Partners Services East L.L.C. Retirement Plan (the "Evercore Plan") is a defined contribution plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. It also includes a discretionary profit sharing feature. The Evercore Plan was formed on February 1, 1996 and subsequently amended. The Evercore Plan's year ends on December 31 of each year. The Company, at its sole discretion, determines the amount, if any, of profit to be contributed to the Evercore Plan.
The Company made no contributions for the years ended December 31, 2015, 2014 and 2013.
Evercore Europe Defined Contribution Benefit Plan – Evercore Partners Limited ("Evercore Europe") established the Evercore Partners Limited Group Personal Pension Plan (the "Evercore Europe Plan"), a defined contribution benefit plan, in November 2006 for Evercore Europe employees and members.
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
For employees of ISI UK, a personal pension plan is available for all employees to contribute a percentage of their salary. The Company does not contribute to this plan.
The Company made contributions to the Evercore Europe Plan for the years ended December 31, 2015, 2014 and 2013 totaling $3,808, $4,167 and $3,632, respectively.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 14 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on February 1, 2016, a quarterly cash dividend of $0.31 per share, to the holders of Class A Shares as of February 26, 2016, which will be paid on March 11, 2016. During the year ended December 31, 2015, the Company declared and paid dividends of $1.15 per share, totaling $46,326. During the year ended December 31, 2014, the Company declared and paid dividends of $1.03 per share, totaling 38,754.
Treasury Stock – During the year ended December 31, 2015, the Company purchased 996 Class A Shares primarily from employees at values ranging from $47.56 to $59.02 per share (at an average cost per share of $50.92), primarily for the net settlement of stock-based compensation awards, and 4,471 Class A Shares at market values ranging from $47.10 to $57.03 per share (at an average cost per share of $51.82) pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $283,283 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2015. During 2014, the Company purchased 1,661 Class A Shares primarily from employees at values ranging from $45.82 to $61.82 per share, (at an average cost per share of $53.61) primarily for the net settlement of stock-based compensation awards, and 1,046 Class A Shares at market values ranging from $47.99 to $55.00 per share (at an average cost per share of $50.75) pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $142,850 on the Company’s Consolidated Statement of Financial Condition as of December 31, 2014. During the year ended December 31, 2014, the Company issued 131 Class A Shares from treasury stock as an earnout payment to certain G5 ǀ Evercore employees and 119 Class A Shares to certain EWM employees in exchange for their noncontrolling interest in EWM. The result of these issuances was a decrease in Treasury Stock of $8,101 on the Company's Consolidated Statement of Financial Condition as of December 31, 2014.
LP Units – During the year ended December 31, 2015, 586 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $6 and $12,833, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2015. During 2014, 1,421 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $14 and $16,254, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2014. See Note 4 for further information on the LP Units.
During the year ended December 31, 2015, the Company purchased 26 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $353 and a decrease to Additional Paid-In Capital of $770, on the Company's Consolidated Statement of Financial Condition as of December 31, 2015.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2015, Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,764) and ($29,775), respectively.
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
Note 15 – Noncontrolling Interest
Noncontrolling Interest recorded in the consolidated financial statements of the Company relates to a 14% interest in Evercore LP, a 28% interest in ECB, a 38% interest in EWM, a 34% equity interest in Atalanta Sosnoff (deconsolidated on December 31, 2015), a 39% interest in Evercore Private Capital Advisory L.P. ("PCA"), a 38% interest in Institutional Equities through October 31, 2014, a 14% interest in Evercore Trust Company, N.A. ("ETC") through the second quarter of 2013, a 32% interest in Pan through December 3, 2013 and other private equity partnerships. The Atalanta Sosnoff interest excludes the Series C Profits Interest, which has been reflected in Employee Compensation and Benefits Expense on the Consolidated Statements of Operations. The Noncontrolling Interests for Evercore LP, EWM, Atalanta Sosnoff and PCA have rights, in certain circumstances, to convert into Class A Shares.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Beginning balance	$160,952	$60,577	$62,243

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	14,827	20,497	18,760
Other comprehensive income (loss)	(3,886)	(2,608)	(228)
Total comprehensive income	10,941	17,889	18,532

Evercore LP Units Purchased or Converted into Class A Shares	(12,012)	(11,686)	(21,414)
Amortization and Vesting of LP Units/Interests	82,734	3,593	20,365
Issuance of Noncontrolling Interest for Acquisitions and Investments	—	72,344	—

Other Items:
Distributions to Noncontrolling Interests	(23,723)	(10,655)	(18,950)
Fair value of Noncontrolling Interest in Pan	—	—	309
Deconsolidation of Atalanta Sosnoff	(16,090)	—	—
Net Reclassification to/from Redeemable Noncontrolling Interest	—	27,477	—
Issuance of Noncontrolling Interest	594	2,449	4,021
Purchase of Noncontrolling Interest	—	—	(4,529)
Other, net	(732)	(1,036)	—
Total other items	(39,951)	18,235	(19,149)

Ending balance	$202,664	$160,952	$60,577

Discontinued Operations - Net Income (Loss) Attributable to Noncontrolling Interest related to Pan from Discontinued Operations was ($1,185) for the year ended December 31, 2013.
Other Comprehensive Income - Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($1,083), ($981) and ($180) for the years ended December 31, 2015, 2014 and 2013, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($2,803), ($1,627) and ($48) for the years ended December 31, 2015, 2014 and 2013, respectively.
Atalanta Sosnoff - In conjunction with the Company’s purchase agreement with Atalanta Sosnoff, the Company issued a management member of Atalanta Sosnoff certain capital interests in Atalanta Sosnoff, which were redeemable for cash, at their fair value. Accordingly, these capital interests were reflected at their fair value of $4,014 within Redeemable Noncontrolling Interest on the Consolidated Statement of Financial Condition at December 31, 2014. Changes in the fair value of these redeemable noncontrolling interests resulted in an increase to Additional Paid-in Capital of $269 for the year ended December 31, 2014. On December 31, 2015, the Company deconsolidated the assets and liabilities of Atalanta Sosnoff, as well as related redeemable noncontrolling interests. See Note 4 for further information.
Interests Purchased - During 2015, the Company purchased 26 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $353 and a decrease to Additional Paid-In Capital of $770, on the Company's Consolidated Statement of Financial Condition as of December 31, 2015.
In May 2014, the Company purchased 3 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for 119 Class A Shares and 11 LP Units of the Company, at a fair value of $7,100. This transaction resulted in an increase in the Company's ownership in EWM to 62%. In conjunction with this purchase, the Company amended the Amended and Restated Limited Liability Company Agreement of EWM. Per the amended agreement, the holders of certain

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EWM interests no longer have the option to redeem these capital interests for cash upon the event of the death or disability of the holder. Accordingly, the value of these interests had been reclassified from Redeemable Noncontrolling Interest to Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014. The above transactions had the effect of reducing Redeemable Noncontrolling Interest and Treasury Stock by $34,577 and $3,856, respectively, and increasing Noncontrolling Interest and Additional Paid-in Capital by $27,477 and $3,244, respectively, at June 30, 2014. These interests were reflected at their fair value of $34,577 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition at March 31, 2014. Changes in the fair value of these redeemable noncontrolling interests resulted in a decrease to Additional Paid-in Capital of $4,116 for the year ended December 31, 2014.
During 2013, the Company purchased, at fair value, all of the noncontrolling interest in ETC for $7,890. This purchase was settled on July 19, 2013. The purchase of this noncontrolling interest resulted in a decrease to Additional Paid-in Capital of $3,362 for the year ended December 31, 2013.
On January 29, 2016, the Company purchased, at fair value, all of the noncontrolling interest in ECB for $6,528.
ISI Transaction - As discussed in Note 4, the value of the Class E LP Units exchanged as consideration for the Company's acquisition of the operating businesses of ISI, as well as the value of Class E LP Units exchanged for the interest in its Institutional Equities business it did not own, resulted in an increase to Noncontrolling Interest of $68,835 as of December 31, 2014. Further, the purchase of the remaining noncontrolling interest in the Institutional Equities business, including the portion exchanged for cash, resulted in a reduction of Additional Paid-in Capital of $17,307 for the year ended December 31, 2014. Further, as discussed in Note 4, the Company's acquisition of a small advisory boutique firm resulted in an increase in Noncontrolling Interest of $3,509 as of December 31, 2014.
Other - In addition, Noncontrolling Interest was reduced and Additional Paid-in Capital was increased by the net effect of $1,124 as of December 31, 2014, reflecting other adjustments resulting from changes in ownership in the Company's subsidiaries.
During 2013, the Company had an issuance of noncontrolling interest related to EMP III. See Note 9 for further information.
Trilantic - In February 2010, Evercore LP issued 500 Class A LP Units to Trilantic. The original terms were such that at December 31, 2014, at the option of the holder, these Class A LP Units were exchangeable on a one-for-one basis for Class A Shares or may be redeemed for cash of $16,500. Accordingly, this value was being accreted to the minimum redemption value of $16,500 over the five-year period ending December 31, 2014. Accretion was $68 for the year ended December 31, 2013. In October of 2013, the Board of Directors of the Company agreed to release the transfer restrictions associated with these Class A LP Units and the holders of these units exchanged them into Class A Shares. See Note 14 for a further discussion of exchanges of LP Units for Class A Shares of the Company.
Note 16 – Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income (loss) per share attributable to Evercore Partners Inc. common shareholders for the years ended December 31, 2015, 2014 and 2013 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2015	2014	2013
Basic Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	$42,863	$86,874	$54,867
Associated accretion of redemption price of noncontrolling interest in Trilantic (See Note 15)	—	—	(68)
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	42,863	86,874	54,799
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	—	(1,605)
Net income attributable to Evercore Partners Inc. common shareholders	$42,863	$86,874	$53,194
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	37,161	35,827	32,208
Basic net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$1.15	$2.42	$1.70
Basic net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	—	(0.05)
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$1.15	$2.42	$1.65
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income from continuing operations attributable to Evercore Partners Inc. common shareholders	$42,863	$86,874	$54,799
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)
Diluted net income from continuing operations attributable to Evercore Partners Inc. common shareholders	42,863	86,874	54,799
Net income (loss) from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	—	(1,605)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$42,863	$86,874	$53,194
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	37,161	35,827	32,208
Assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,162	2,723	3,585
Shares that are contingently issuable (b)	1,747	88	—
Assumed conversion of Warrants issued (c)	2,629	3,205	2,688
Diluted weighted average Class A Shares outstanding	43,699	41,843	38,481
Diluted net income per share from continuing operations attributable to Evercore Partners Inc. common shareholders	$0.98	$2.08	$1.42
Diluted net income (loss) per share from discontinued operations attributable to Evercore Partners Inc. common shareholders	—	—	(0.04)
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.98	$2.08	$1.38

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the years ended December 31, 2015, 2014 and 2013, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,606, 5,161 and 6,433 for the years ended December 31,

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

2015, 2014 and 2013, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $7,697, $12,912 and $12,804 for the years ended December 31, 2015, 2014 and 2013, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, all unvested Class A LP Units (as of December 31, 2013 all Class A LP Units were fully vested) after applying the treasury stock method are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

(b)
At December 31, 2015, the Company has outstanding Class G and H LP Interests which are contingently exchangeable into Class E LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. See Note 17 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, the Company’s Class G and H LP Interests will be included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that will be included in diluted weighted average Class A Shares outstanding will be based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. For year ended December 31, 2015, 1,747 of these interests were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted EPS.

(c)	In November 2015, Mizuho exercised in full its outstanding Warrants to purchase 5,455 Class A Shares, of which the Company repurchased 2,355 shares. See Note 12 for further information.
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
Note 17 – Share-Based and Other Deferred Compensation
LP Units
Class A
At the time of the Company’s formation and IPO, collectively referred to as the reorganization ("Reorganization"), Members and certain trusts benefiting certain of their families received 13,548 vested and 9,589 unvested Class A LP Units. The Class A LP Units are exchangeable into Class A Shares of the Company on a one-for-one basis once vested.
The unvested Class A LP Units vested ratably on December 31, 2011, 2012 and 2013 so long as the equity holder remained employed with Evercore Partners Inc., Evercore LP or their affiliates on such dates. The Class A LP Units were all fully vested as of December 31, 2013. The Company expensed the fair value of the awards, prospectively, over the service period. Expense related to the amortization of these Class A LP Units was $20,063 for the year ended December 31, 2013.
Acquisition-related
Equities business - In conjunction with the acquisition of the operating businesses of ISI in 2014, the Company issued Evercore LP interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that were unvested and vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested, subject to continued employment with the Company. The units will become exchangeable into Class A common shares of the Company subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $21,425 and $3,399 for the years ended December 31, 2015 and 2014, respectively.
The Company also issued 538 vested and 540 unvested Class G LP Interests, which will vest ratably on February 15, 2016, 2017 and 2018, and 2,044 vested and 2,051 unvested Class H LP Interests, which will vest ratably on February 15, 2018, 2019 and 2020. The Company’s vested Class G and Class H LP Interests will become exchangeable into Class A common shares of the Company subject to the achievement of certain performance targets. The Company’s vested Class G LP Interests will become exchangeable in February 2016, 2017 and 2018 if certain earnings before interest and taxes, excluding underwriting, ("Management Basis EBIT") margin thresholds within a range of 12% to 16%, are achieved for the calendar year preceding the date the interests become exchangeable. The Company’s vested Class H LP Interests will become exchangeable

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

February 2018, 2019 and 2020 if certain average Management Basis EBIT and Management Basis EBIT margin thresholds, within ranges of $8,000 to $48,000 and 7% to 17%, respectively, are achieved for the three calendar years preceding the date the interests become exchangeable. In the event of death, disability or termination of employment without cause, unvested Class G and H LP Interests will be canceled or may vest based on determination of expected performance, based on a decision by Management.
Based on Evercore ISI’s results for the year ended December 31, 2015, the Company determined that the achievement of certain of the performance thresholds for the Class G and H LP Interests was probable at December 31, 2015. This determination assumes Management Basis EBIT margin of 15.2% and annual Management Basis EBIT of $34,395 over the performance period for Evercore ISI, consistent with 2015 results. Accordingly, $61,111 of expense was recorded for the year ended December 31, 2015 for the Class G and H LP Interests.
In February 2016, 373 Class G LP Interests were converted to the same number of Class E LP Units.
As of December 31, 2014, the Company determined that the achievement of the above performance thresholds associated with the Class G and H LP Interests was not probable. Accordingly, no expense was recorded for the year ended December 31, 2014 for the Class G and H LP Interests.
The following tables summarize activity related to the Acquisition-related Awards for the Company's equities business during the year ended December 31, 2015. In these tables, awards whose performance conditions have not yet been achieved are reflected as unvested:

	Class E LP Units
	Number of Units	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2015	1,173	$59,977
Granted	—	—
Modified	(3)	(203)
Forfeited	—	—
Vested/Performance Achieved	(399)	(20,249)
Unvested Balance at December 31, 2015	771	$39,525

	Class G LP Interests		Class H LP Interests
	Number of Interests	Grant Date Weighted Average Fair Value	Number of Interests	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2015	1,077	$55,738	4,091	$211,801
Granted	12	592	44	2,251
Modified	(7)	(332)	(24)	(1,262)
Forfeited	—	—	—	—
Vested/Performance Achieved	(7)	(375)	(28)	(1,425)
Unvested Balance at December 31, 2015	1,075	$55,623	4,083	$211,365
As of December 31, 2015, the total compensation cost not yet recognized related to these Acquisition-related Awards, including awards which are subject to performance conditions, was $237,767. The weighted-average period over which this compensation cost is expected to be recognized is 38 months.
Other Acquisition Related
Lexicon - During 2011, in connection with the acquisition of The Lexicon Partnership LLP ("Lexicon"), the Company committed to issue 1,883 restricted Class A Shares, including dividend equivalent units, ("Lexicon Acquisition-related Awards") and deferred cash consideration. Compensation expense related to the Lexicon Acquisition-related Awards and deferred cash consideration was $1,237 and $301, respectively, for the year ended December 31, 2015, $5,255 and $1,626, respectively, for the year ended December 31, 2014, and $10,960 and $3,937, respectively, for the year ended December 31, 2013.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The following table summarizes activity related to Lexicon Acquisition-related Awards during the year ended December 31, 2015:

	Lexicon Acquisition-related Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2015	460	$10,648
Granted	5	238
Modified	—	—
Forfeited	—	—
Vested	(465)	(10,886)
Unvested Balance at December 31, 2015	—	$—
As of December 31, 2015, all compensation costs related to unvested Lexicon Acquisition-related Awards and deferred cash consideration were recognized.
In addition, certain Lexicon employees received deferred compensation of $1,892, which vested over two years. Compensation expense related to these awards was $211 for the year ended December 31, 2013.
In February 2015, the Company agreed to release the transfer restrictions on £3,190 in deferred cash consideration paid and 531 shares granted in connection with the acquisition of Lexicon, in each case which vested on June 30, 2014 and otherwise became freely transferable on June 30, 2015.
2006 Stock Incentive Plan
In 2006 the Company’s stockholders and board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company’s Class A Shares. The total number of Class A Shares which may be issued under the 2006 Plan is 20,000 and the Company intends to use newly-issued Class A Shares to satisfy any awards under the 2006 Plan. Class A Shares underlying any award granted under the 2006 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the 2006 Plan. During the second quarter of 2013, the Company's stockholders approved the amended and restated 2006 Evercore Partners Inc. Stock Incentive Plan. The amended and restated plan, among other things, authorizes an additional 5,000 shares of the Company's Class A Shares. The total shares available to be granted in the future under the 2006 Plan were 2,865 and 5,392 as of December 31, 2015 and 2014, respectively.
The Company also grants dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A Shares, on all unvested RSU grants awarded in conjunction with annual bonuses as well as new hire awards granted after April 2012. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
The Company had 141 RSUs which were fully vested but not delivered as of December 31, 2015.
Deferred Cash Program
During the first quarter of 2011, the Company launched a deferred compensation program providing participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio. The Company awarded deferred cash compensation of $3,926 and $9,153, during the first quarters of 2012 and 2011, respectively, which will vest ratably over four years and require payment upon vesting. Compensation expense related to this deferred compensation program was $1,476, $3,683 and $3,804 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the total compensation cost related to the deferred compensation program not yet recognized was $126. The weighted-average period over which this compensation cost is expected to be recognized is one month.
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

Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A Shares, at the Company's discretion, in the two years following the performance period, to Senior Managing Directors employed by the Company at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $6,192, $5,700 and $1,584 for the years ended December 31, 2015, 2014 and 2013, respectively.
Equity Grants
2015 Equity Grants. During 2015, pursuant to the 2006 Plan, the Company granted employees 2,712 RSUs that are Service-based Awards. Service-based Awards granted during 2015 had grant date fair values of $48.41 to $58.47 per share. During 2015, 2,259 Service-based Awards vested and 167 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $105,496 for the year ended December 31, 2015.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2015:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2015	5,348	$208,632
Granted	2,712	142,912
Modified	—	—
Forfeited	(167)	(7,105)
Vested	(2,259)	(82,836)
Unvested Balance at December 31, 2015	5,634	$261,603
As of December 31, 2015, the total compensation cost related to unvested Service-based Awards, excluding Acquisition-related Awards, not yet recognized was $140,709. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 20 months.
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
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $14,564, $13,851 and $7,433 for the years ended December 31, 2015, 2014 and 2013, respectively. The remaining unamortized amount of these awards was $24,311 as of December 31, 2015.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Other
In conjunction with the restructuring of our investment in Atalanta Sosnoff, the Company incurred expense included in Special Charges of $6,333 related to the conversion of certain of Atalanta Sosnoff’s profits interests to equity, resulting in an increase to Additional Paid in Capital of $6,333 for the year ended December 31, 2015.
The total income tax benefit related to share-based compensation arrangements recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 was $36,755, $34,375 and $29,497, respectively.
During the fourth quarter of 2013, the Board of Directors of the Company agreed to release the transfer restrictions associated with 1,267 Class A LP Units and 610 Restricted Class A Shares held by certain employees of the Company.
During the first quarter of 2016, as part of the 2015 bonus awards, the Company granted to certain employees approximately 2,600 unvested RSUs pursuant to the 2006 Plan. These awards will generally vest over four years. In addition, during the first quarter of 2016, the Company granted approximately $40,000 of deferred cash to certain employees, a portion of which is pursuant to the deferred cash compensation programs and a portion of which is subject to claw-back provisions.
Separation Benefits

The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $6,766, $5,671 and $4,834 for the years ended December 31, 2015, 2014 and 2013, respectively. In conjunction with these arrangements, the Company distributed cash payments of $3,805, $3,415 and $3,314 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also granted separation benefits to certain employees, resulting in expense included in Special Charges of approximately $1,863 and $3,372 for the years ended December 31, 2015 and 2014, respectively. In conjunction with these arrangements, the Company distributed cash payments of $487 and $238 for the years ended December 31, 2015 and 2014, respectively. See Note 5 for further information.
Note 18 – Commitments and Contingencies
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2025. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $34,180, $27,375 and $23,905 for the years ended December 31, 2015, 2014 and 2013, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $5,086 and $3,308, which are secured by cash and included in Other Assets on the Company’s Consolidated Statements of Financial Condition as of December 31, 2015 and 2014, respectively.
The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $1,990, $1,640 and $1,049 for the years ended December 31, 2015, 2014 and 2013, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Consolidated Statements of Operations.
As of December 31, 2015, the approximate aggregate minimum future payments required on the operating leases are as follows:

2016	29,305
2017	28,395
2018	27,564
2019	27,640
2020	26,907
Thereafter	55,028
Total	$194,839

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Private Equity
As of December 31, 2015, the Company had unfunded commitments for capital contributions of $8,162 to private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
On February 11, 2010, the Company announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic and to collaborate on the future growth of Trilantic’s business. See Note 9 for further information.
Under the terms of the acquisition agreement for Protego, the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. During 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of December 31, 2015, the Company recorded Goodwill of $4,713 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $6,632 at December 31, 2015. See Note 9 for further information.
Lines of Credit
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility has a maximum aggregate principal amount of approximately $11,560 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
On June 26, 2015, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $75,000, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bear interest at the prime rate. The facility was renewed on June 26, 2015 and the maturity date was extended to June 27, 2016. The Company drew down $45,000 on this facility on February 5, 2015, which was repaid as of June 30, 2015. On January 15, 2016, the line of credit from First Republic Bank was decreased to an aggregate principal amount of up to $50,000. In addition, the agreement was modified to impose similar quarterly financial covenants as the Company agreed to in the New Loan with Mizuho, including (i) a Minimum Consolidated Tangible Net Worth, (ii) a Minimum Unencumbered Liquid Asset Ratio and (iii) a Maximum Consolidated Leverage Ratio. On January 27, 2016, the Company drew down $50,000 on this facility.
Tax Receivable Agreements - As of December 31, 2015, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $197,674. The Company expects to pay to the counterparties to the Tax Receivable Agreements $11,638 within one year or less, $23,713 in one to three years, $25,590 in three to five years and $136,733 after five years.
Other Commitments
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis Partners ("Luminis"), the Company committed to loan Luminis $5,500. The Company paid Luminis $3,500 pursuant to the loan agreement during the year ended December 31, 2015, which is included within Other Assets on the Company's Consolidated Statement of Financial Condition as of December 31, 2015, with the remaining $2,000 due from the Company on demand. The Company may acquire a 20% interest in Luminis in 2017.
On October 31, 2014, the Company closed on its acquisition of the operating businesses of ISI. Following the closing of the transactions, the Company combined ISI's business with the Company's existing Institutional Equities business within the Investment Banking segment. See Note 4 for further information related to our commitment in this transaction.
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At December 31, 2015, the Company had a remaining commitment for contingent consideration related to its acquisition of Protego in 2006, as well as commitments related to its acquisition of a boutique advisory business in 2014 and its acquisition of Kuna & Co. KG in July 2015.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Contingencies
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
In January 2015, Donna Marie Coburn filed a proposed class action complaint against ETC in the U.S. District Court for the District of Columbia, in which she purports to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present.  The complaint alleges that ETC breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and claims the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock.  The plaintiff seeks the recovery of alleged Plan losses, attorneys’ fees, other costs, and other injunctive and equitable relief.  The Company believes that it has meritorious defenses against these claims and intends to vigorously defend against them. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail. On April 13, 2015, ETC filed an answer along with a motion to dismiss. On June 13, 2015 Plaintiffs filed an opposition to ETC’s motion to dismiss and on July 13, 2015, ETC filed its reply to Plaintiffs’ opposition. On February 17, 2016, the U.S. District Court for the District of Columbia granted Evercore’s motion to dismiss without prejudice.
Note 19 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of December 31, 2015 and 2014 was $79,019 and $74,080, respectively, which exceeded the minimum net capital requirement by $78,769 and $73,830, respectively.
On December 31, 2015, the operations of International Strategy & Investment Group L.L.C. were transferred to EGL.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2015.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of December 31, 2015.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 20 – Income Taxes
As a result of the Reorganization, the operating business entities of the Company were restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2015 and 2014 were $20,886 and $2,515, respectively.
The following table presents the U.S. and non-U.S. components of Income before income tax expense:

	For the Years Ended December 31,
	2015	2014	2013
U.S.	$81,157	$124,747	$89,821
Non-U.S.	38,736	30,883	28,735
Income before Income Tax Expense (a)	$119,893	$155,630	$118,556

(a)	From continuing operations, net of Noncontrolling Interest from continuing operations.
The components of the provision for income taxes from continuing operations reflected on the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 consist of:

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$56,064	$33,814	$24,607
Foreign	9,798	10,513	11,982
State and Local	14,795	10,114	7,541
Total Current	80,657	54,441	44,130
Deferred:
Federal	(1,196)	15,104	5,992
Foreign	659	(3,080)	4,733
State and Local	(3,090)	2,291	8,834
Total Deferred	(3,627)	14,315	19,559
Total	$77,030	$68,756	$63,689
A reconciliation between the federal statutory income tax rate from continuing operations and the Company’s effective income tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Increase Due to State and Local Taxes	7.0%	6.0%	5.3%
Rate Benefits as a Limited Liability Company/Flow Through	(5.9)%	(4.2)%	(7.0)%
Foreign Taxes	1.5%	0.4%	3.2%
Non-Deductible Expenses (1)	19.9%	1.1%	3.4%
Valuation Allowances	—%	0.9%	—%
Write Down of Deferred Tax Asset	—%	—%	6.8%
Other Adjustments	(0.3)%	(0.2)%	(0.7)%
Effective Income Tax Rate	57.2%	39.0%	46.0%

(1)	Primarily related to non-deductible share-based compensation expense.
Undistributed earnings of certain foreign subsidiaries totaled approximately $5,378 as of December 31, 2015. Deferred taxes have not been provided on the undistributed earnings of certain foreign subsidiaries, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. As of December 31, 2015, unrecognized net deferred tax liability attributable to those reinvested earnings would have aggregated approximately $1,598. In the event

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

that such amounts were ever remitted, loaned to the Company, or if the stock in the foreign subsidiary was sold, these earnings could become subject to U.S. Federal tax and an income tax provision, if any, would be recognized at that time.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Current Deferred Tax Assets (1):
Step up in tax basis due to the exchange of LP Units for Class A Shares	$—	$13,096
Total Current Deferred Tax Asset	$—	$13,096
Long-term Deferred Tax Assets:
Depreciation and Amortization	$29,498	$25,978
Compensation and Benefits	35,120	32,535
Step up in tax basis due to the exchange of LP Units for Class A Shares	215,827	208,970
Other	38,349	27,419
Total Long-term Deferred Tax Assets	$318,794	$294,902
Long-term Deferred Tax Liabilities:
Goodwill, Intangible Assets and Other	$19,169	$27,396
Total Long-term Deferred Tax Liabilities	$19,169	$27,396
Net Long-term Deferred Tax Assets Before Valuation Allowance	$299,625	$267,506
Valuation Allowance	(1,510)	(1,605)
Net Long-term Deferred Tax Assets	$298,115	$265,901

(1)
The Company adopted ASU 2015-17 prospectively as of December 31, 2015 and changed its presentation of deferred tax assets and liabilities such that the Company classifies all deferred tax assets and liabilities as noncurrent. See Note 2 for further information.

The increase in net deferred tax assets from December 31, 2014 to December 31, 2015 was partially attributable to an increase in the tax basis of the tangible and intangible assets of Evercore LP, which resulted from the 2015 LP Unit exchanges. During 2015, the LP holders exchanged 314 Class A LP Units for Class A Shares, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. Further, the exchange of 277 of such Class A LP Units triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets – Non-Current, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $7,812, $6,641 and $1,172, respectively, on the Company’s Consolidated Statement of Financial Condition as of December 31, 2015. See Note 14 for further discussion. This amount was offset by a $13,701 reduction in deferred tax assets related to the 2015 amortization of the tax basis in the tangible and intangible assets of Evercore LP.
Additionally, the increase in net deferred tax assets from December 31, 2014 to December 31, 2015 was also attributable to an increase of $3,520 related to the depreciation of fixed assets and amortization of intangible assets.
There was a net decrease of $8,227 in the deferred tax liabilities from December 31, 2014 to December 31, 2015, primarily related to the goodwill impairment in the Investment Management segment.
The Company reported an increase in deferred tax assets of $455 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $8,492 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2015. The Company reported an increase in deferred tax assets of $1,072 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $5,129 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2014.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company's affiliates generated approximately $5,054 of NYC unincorporated business tax credit carryforwards, which are set to expire in 2017. Management has weighed both the positive and negative evidence and determined that it was appropriate to establish a valuation allowance of $1,510, on the amount of credits that are not expected to be realized.
A reconciliation of the changes in tax positions for the years ended December 31, 2015, 2014 and 2013 is as follows:

	December 31,
	2015	2014	2013
Beginning unrecognized tax benefit	$—	$624	$98
Additions for tax positions of prior years	—	276	526
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	—	(98)	—
Decrease due to settlement with Taxing Authority	—	(802)	—
Ending unrecognized tax benefit	$—	$—	$624
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company did not recognize any interest and penalties during the year ended December 31, 2015. The Company recognized $191 of interest and penalties during the year ended December 31, 2014, prior to the settlement of the NYC UBT audit. The Company has $229 accrued for the payment of interest and penalties as of December 31, 2014, prior to the settlement of the audit.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company’s tax years for 2011 to present are subject to examination by the taxing authorities. The Company is currently under examination by New York City for tax years 2011 through 2013. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2012.
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
Credit Risks
The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured ("FDIC") limits or enter into sweep arrangements where banks will periodically transfer a portion of the Company's excess cash position to a money market fund. However, the Company believes that it is not exposed to significant credit risk due to the financial position of the depository institutions or investment vehicles in which those deposits are held.
As of December 31, 2015, the Company has securities purchased under agreements to resell of $2,191 for which the Company has received collateral with a fair value of $2,192. Additionally, the Company has securities sold under agreements to repurchase of $44,000, for which the Company has pledged collateral with a fair value of $44,063. The Company has established risk management procedures to monitor the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for bad debts to provide coverage for probable losses from customer receivables and derives the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. At December 31, 2015 and 2014 total receivables amounted to $175,497 and $136,280, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $1,314, $1,027 and $2,099 for the years ended December 31, 2015, 2014 and 2013, respectively.
With respect to the Company’s Marketable Securities portfolio, which is comprised of highly-rated corporate and municipal bonds, mutual funds and Seed Capital Investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2015, the Company had Marketable Securities of $43,787, of which 86% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+, and 14% were Seed Capital Investments and mutual funds.
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards, which include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. See Note 17 for further information.
Note 22 – Segment Operating Results
Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On December 31, 2015 the Company deconsolidated the assets and liabilities of Atalanta Sosnoff and will account for its interest as an equity method investment from that date forward. On October 31, 2014, the Company acquired the operating businesses of ISI, which is included in the Investment Banking segment. On December 3, 2013, the Company sold its investment in Pan and the results are presented within Discontinued Operations. The following segment information reflects the Company's results from its continuing operations.
The Company’s segment information for the years ended December 31, 2015, 2014 and 2013 is prepared using the following methodology:

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
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs associated with the modification and vesting of Class A LP Units, the vesting of Class E LP Units and Class G and H LP Interests issued in conjunction with the acquisition of ISI and certain other related awards.

•	Other Acquisition Related Compensation Charges - Includes compensation charges associated with deferred consideration, retention awards and related compensation for Lexicon employees.

•
Special Charges - Includes expenses in 2015 primarily related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and charges related to the restructuring of our investment in Atalanta Sosnoff, primarily related to the conversion of certain of Atalanta Sosnoff’s profits interests held by management to equity interests. Special Charges for 2015 also include separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business, as well as the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business. Special Charges in 2014

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

primarily related to separation benefits and certain exit costs related to combining the equities business upon the ISI acquisition during 2014 and a provision recorded in 2014 against contingent consideration due on the 2013 disposition of Pan. Special Charges in 2013 includes expenses related to the write-off of intangible assets from the Company’s acquisition of Morse, Williams and Company, Inc.

•	Professional Fees - Includes expense associated with share based awards resulting from increases in the share price, which is required upon change in employment status.

•
Acquisition and Transition Costs - Includes professional fees for legal and other services incurred related to the Company’s acquisitions, as well as costs related to certain regulatory settlements and transitioning ISI’s infrastructure.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company’s acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
The following information presents each segment’s contribution.

	For the Years Ended December 31,
	2015	2014	2013
Investment Banking
Net Revenues (1)	$1,130,915	$819,637	$670,785
Operating Expenses	869,301	632,927	516,921
Other Expenses (2)	108,739	25,109	33,740
Operating Income	152,875	161,601	120,124
Income from Equity Method Investments	978	495	2,906
Pre-Tax Income from Continuing Operations	$153,853	$162,096	$123,030
Identifiable Segment Assets	$1,097,373	$934,648	$693,890
Investment Management
Net Revenues (1)	$92,358	$96,221	$94,643
Operating Expenses	77,231	86,547	81,885
Other Expenses (2)	39,332	328	2,707
Operating Income (Loss)	(24,205)	9,346	10,051
Income from Equity Method Investments	5,072	4,685	5,420
Pre-Tax Income (Loss) from Continuing Operations	$(19,133)	$14,031	$15,471
Identifiable Segment Assets	$381,798	$511,908	$486,893
Total
Net Revenues (1)	$1,223,273	$915,858	$765,428
Operating Expenses	946,532	719,474	598,806
Other Expenses (2)	148,071	25,437	36,447
Operating Income	128,670	170,947	130,175
Income from Equity Method Investments	6,050	5,180	8,326
Pre-Tax Income from Continuing Operations	$134,720	$176,127	$138,501
Identifiable Segment Assets	$1,479,171	$1,446,556	$1,180,783

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2015	2014	2013
Investment Banking (A)	$(2,945)	$(1,722)	$3,979
Investment Management (B)	(2,771)	(2,530)	(1,116)
Total Other Revenue, net	$(5,716)	$(4,252)	$2,863

(A)
Investment Banking Other Revenue, net, includes interest expense on the Senior Notes, New Loan, subordinated borrowings and line of credit of $6,041, $4,470 and $4,386 for the years ended December 31, 2015, 2014 and 2013, respectively, and changes in amounts due pursuant to the Company's tax receivable agreement of $5,524 for the year ended December 31, 2013.

(B)
Investment Management Other Revenue, net, includes interest expense on the Senior Notes, New Loan and line of credit of $3,576, $3,770 and $3,702 for the years ended December 31, 2015, 2014 and 2013, respectively, and changes in amounts due pursuant to the Company's tax receivable agreement of $1,381 for the year ended December 31, 2013.

(2)	Other Expenses are as follows:

	For the Years Ended December 31,
	2015	2014	2013
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$83,673	$3,399	$17,817
Other Acquisition Related Compensation Charges	1,537	7,939	15,923
Special Charges	2,151	4,893	—
Professional Fees	—	1,672	—
Acquisition and Transition Costs	4,879	4,712	—
Fair Value of Contingent Consideration	2,704	—	—
Intangible Asset and Other Amortization	13,795	2,494	—
Total Investment Banking	108,739	25,109	33,740
Investment Management
Amortization of LP Units and Certain Other Awards	—	—	2,209
Special Charges	38,993	—	170
Acquisition and Transition Costs	11	—	—
Intangible Asset and Other Amortization	328	328	328
Total Investment Management	39,332	328	2,707
Total Other Expenses	$148,071	$25,437	$36,447

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Years Ended December 31,
	2015	2014	2013
Net Revenues: (1)
United States	$900,672	$608,631	$532,615
Europe and Other	287,884	248,815	145,267
Latin America	40,433	62,664	84,683
Total	$1,228,989	$920,110	$762,565
(1) Excludes Other Revenue and Interest Expense.
The Company’s total assets are located in the following geographical areas:

	For the Years Ended December 31,
	2015	2014
Total Assets:
United States	$1,135,570	$1,099,363
Europe and Other	221,358	160,934
Latin America	122,243	186,259
Total	$1,479,171	$1,446,556

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 23 – Evercore Partners Inc. (Parent Company Only) Financial Statements
EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2015	2014
ASSETS
Equity Investment in Subsidiary	$534,258	$571,649
Deferred Tax Asset	287,281	270,373
Goodwill	15,236	15,236
Other Assets	—	3,402
TOTAL ASSETS	$836,775	$860,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Payable to Related Party	$11,638	$10,833
Taxes Payable	14,761	—
Other Current Liabilities	538	2,067
Total Current Liabilities	26,937	12,900
Amounts Due Pursuant to Tax Receivable Agreement	186,036	191,253
Long-term Debt - Notes Payable	119,250	105,226
TOTAL LIABILITIES	332,223	309,379
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 55,249,559 and 46,414,240 issued at December 31, 2015 and 2014, respectively, and 39,623,271 and 36,255,124 outstanding at December 31, 2015 and 2014, respectively)	552	464
Class B, par value $0.01 per share (1,000,000 shares authorized, 25 and 27 issued and outstanding at December 31, 2015 and 2014, respectively)	—	—
Additional Paid-In-Capital	1,210,742	950,147
Accumulated Other Comprehensive Income (Loss)	(34,539)	(20,387)
Retained Earnings (Deficit)	(27,791)	(17,814)
Treasury Stock at Cost (15,626,288 and 10,159,116 shares at December 31, 2015 and 2014, respectively)	(644,412)	(361,129)
TOTAL STOCKHOLDERS' EQUITY	504,552	551,281
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$836,775	$860,660

See notes to parent company only financial statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
REVENUES
Interest Income	$7,818	$8,341	$14,993
TOTAL REVENUES	7,818	8,341	14,993
Interest Expense	7,818	8,341	8,088
NET REVENUES	—	—	6,905
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	—	—	6,905
Equity in Income of Subsidiary	103,931	141,612	87,317
Provision for Income Taxes	61,068	54,738	40,960
NET INCOME	$42,863	$86,874	$53,262
See notes to parent company only financial statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$42,863	$86,874	$53,262
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Income of Subsidiary	(103,931)	(141,612)	(87,317)
Deferred Taxes	(1,685)	(15,887)	(28,745)
Accretion on Long-term Debt	1,603	2,000	1,851
(Increase) Decrease in Operating Assets:
Other Assets	3,402	3,255	(6,656)
Increase (Decrease) in Operating Liabilities:
Taxes Payable	14,761	—	11,872
Other Liabilities	—	—	1,706
Net Cash Provided by (Used in) Operating Activities	(42,987)	(65,370)	(54,027)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	82,703	105,600	90,949
Net Cash Provided by Investing Activities	82,703	105,600	90,949
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Evercore LP Units	—	(1,476)	(6,832)
Exercise of Warrants, Net	6,416	—	—
Dividends	(46,132)	(38,754)	(30,090)
Net Cash Provided by (Used in) Financing Activities	(39,716)	(40,230)	(36,922)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of Year	—	—	—
CASH AND CASH EQUIVALENTS—End of Year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Dividend Equivalents Issued	$6,514	$6,038	$5,989
Exchange of Notes Payable as Consideration for Exercise of Warrants	$118,347	$—	$—
See notes to parent company only financial statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.
(parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note A – Organization
Evercore Partners Inc. (the "Company") was incorporated as a Delaware corporation on July 21, 2005. The Company did not begin meaningful operations until the reorganization discussed below. Pursuant to a reorganization into a holding company structure, the Company became a holding company and its sole asset is a controlling equity interest in Evercore LP. As the sole general partner of Evercore LP, the Company operates and controls all of the business and affairs of Evercore LP and, through Evercore LP and its subsidiaries, continues to conduct the business now conducted by these subsidiaries.
Note B – Significant Accounting Policies
Basis of Presentation. The Statements of Financial Condition, Operations and Cash Flows have been prepared in accordance with U.S. GAAP.
Equity in Income of Subsidiary. The Equity in Income of Subsidiary represents the Company’s share of income from Evercore LP.
Note C – Stockholders’ Equity
The Company is authorized to issue 1,000,000 Class A Shares, par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2015, the Company has issued 55,250 Class A Shares. The Company canceled four shares of Class B common stock, which were held by certain limited partners of Evercore LP during the twelve months ended December 31, 2015. During 2015, the Company purchased 996 Class A Shares primarily from employees at values ranging from $47.56 to $59.02 per share primarily for the net settlement of stock-based compensation awards and 4,471 Class A Shares at market values ranging from $47.10 to $57.03 per share pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $283,283 on the Company’s Statement of Financial Condition as of December 31, 2015. During the year ended December 31, 2015, the Company declared and paid dividends of $1.15 per share, totaling $46,326 which were wholly funded by the Company’s sole subsidiary, Evercore LP. Dividends are paid and treasury shares are repurchased by a subsidiary of Evercore Partners Inc.
As discussed in Note 17 to the consolidated financial statements, both the LP Units and RSUs are exchangeable into Class A Shares on a one-for-one basis once vested.
Note D – Issuance of Notes Payable and Warrants
On August 21, 2008, the Company entered into the Purchase Agreement with Mizuho pursuant to which Mizuho purchased from the Company Senior Notes and Warrants expiring 2020. Mizuho exercised in full the outstanding Warrants in November 2015 and paid the exercise price by surrender of the entire issue of the Senior Notes and payment of $11,020 in cash. On November 2, 2015 the Company entered into a senior credit facility with the New York branch of Mizuho pursuant to which it borrowed, concurrently with the closing of the offering, $120,000 in a new term loan. See Note 12 to the consolidated financial statements.
Note E – Commitments and Contingencies
As of December 31, 2015, as discussed in Note 12 to the consolidated financial statements, the Company estimates the contractual obligations related to the New Loan to be $133,514. Pursuant to the New Loan, we expect to make payments to the notes’ holder of $3,101 within one year or less, $42,162 in one to three years and $88,251 in three to five years.
As of December 31, 2015, as discussed in Note 18 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $197,674. The company expects to pay to the counterparties to the Tax Receivable Agreement $11,638 within one year or less, $23,713 in one to three years, $25,590 in three to five years and $136,733 after five years.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

SUPPLEMENTAL FINANCIAL INFORMATION
(dollars in thousands, except per share data)
Consolidated Quarterly Results of Operations (unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31, 2015 and 2014. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net Revenues	$408,243	$308,951	$268,096	$237,983
Total Expenses	333,580	297,053	236,985	226,985
Income Before Income from Equity Method Investments and Income Taxes	74,663	11,898	31,111	10,998
Income from Equity Method Investments	2,016	929	1,998	1,107
Income Before Income Taxes	76,679	12,827	33,109	12,105
Provision for Income Taxes	46,703	7,392	16,723	6,212
Net Income	29,976	5,435	16,386	5,893
Net Income (Loss) Attributable to Noncontrolling Interest	9,374	(1,762)	5,622	1,593
Net Income Attributable to Evercore Partners Inc.	$20,602	$7,197	$10,764	$4,300
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.53	$0.20	$0.30	$0.12
Diluted	$0.45	$0.16	$0.26	$0.10
Dividends Declared Per Share of Class A Common Stock	$0.31	$0.28	$0.28	$0.28

	For the Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net Revenues	$321,888	$227,161	$217,696	$149,113
Total Expenses	254,036	187,815	174,661	128,399
Income Before Income from Equity Method Investments and Income Taxes	67,852	39,346	43,035	20,714
Income from Equity Method Investments	1,799	1,102	2,038	241
Income Before Income Taxes	69,651	40,448	45,073	20,955
Provision for Income Taxes	30,542	15,264	15,387	7,563
Net Income	39,109	25,184	29,686	13,392
Net Income Attributable to Noncontrolling Interest	11,377	875	5,421	2,824
Net Income Attributable to Evercore Partners Inc.	$27,732	$24,309	$24,265	$10,568
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.76	$0.67	$0.68	$0.30
Diluted	$0.66	$0.58	$0.58	$0.25
Dividends Declared Per Share of Class A Common Stock	$0.28	$0.25	$0.25	$0.25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rules 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in Internal Control - Integrated Framework" (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2015.
The Company’s independent registered public accounting firm has issued its written attestation report on the Company’s internal control over financial reporting, as included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Evercore Partners Inc.:
New York, New York
We have audited the internal control over financial reporting of Evercore Partners Inc. and subsidiaries (the "Company") as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 24, 2016

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2015, the Company completed the integration of ISI’s financial systems and processes. There were no changes during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information regarding directors and executive officers set forth under the caption "Election of Directors" and "Executive Officers" in the Proxy Statement is incorporated herein by reference.
The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.
The information regarding our Code of Business Conduct and Ethics, our audit committee and our audit committee financial expert under the caption "Corporate Governance" in the Proxy Statement is incorporated herein by reference.
The Company posts its Code of Business Conduct and Ethics on the Corporate Governance webpage within the Investor Relations section of its website at http://ir.evercore.com under the link "Governance Documents". The Company’s Code of Business Conduct and Ethics applies to all directors, officers and employees, including our chairmans, president and chief executive officer, our chief financial officer and our principal accounting officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

Item 11.	Executive Compensation
The information contained in the sections captioned "Compensation of Our Named Executive Officers", "Director Compensation" and "Compensation Committee Report" of the Proxy Statement is incorporated herein by reference.
Information regarding our compensation committee and compensation committee interlocks under the caption "Corporate Governance – Committees of the Board" is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2015

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	5,800,552	—	2,864,885
Equity compensation plans not approved by shareholders	—	—	—
Total	5,800,552	—	2,864,885

(1)	To date, we have issued RSUs which by their nature have no exercise price.
The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information contained in the sections captioned "Related Person Transactions and Other Information" and "Corporate Governance-Director Independence" in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information regarding our independent registered public accounting firm fees and services in the section captioned "Ratification of Independent Registered Public Accounting Firm" of the Proxy Statement is incorporated herein by reference.

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

10.22
Purchase and Sale Agreement, dated as of March 4, 2010, by and among Evercore Partners Inc., Atalanta Sosnoff Capital LLC ("Atalanta Sosnoff"), Representative, LLC, in its capacity as the representative, the sellers and Martin T. Sosnoff(19)

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

10.40	Fourth Amended and Restated Limited Partnership Agreement of Evercore LP, effective as of October 31, 2014(31)

10.41	Supplement to Fourth Amended and Restated Limited Partnership Agreement of Evercore LP, effective as of October 31, 2014(31)

10.42	*Employment Agreement between the Registrant and Edward S. Hyman(32)

10.43
$120,000,000 Term Loan and Guarantee Agreement among Evercore Partners Inc. as Borrower, The Guarantors from time to time Party Thereto, The Several Lenders from time to time Parties Thereto, and Mizuho Bank, Ltd., as Administrative Agent, Dated as of November 2, 2015(33)

10.44	Modification Agreement, dated as of January 15, 2016, between Evercore Partners Services East L.L.C., as borrower, and First Republic Bank, as lender(34)

10.45	Third Amended and Restated Promissory Note, dated as of January 15, 2016, made by Evercore Partners Services East L.L.C., as borrower(34)

10.46	*Cash Unit Award Agreement(filed herewith)

10.47	*Form Restricted Stock Unit Award Agreement for U.S. Employees(filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 16 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes In Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements (filed herewith)

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2007.

(6)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(7)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 6, 2007.

(8)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(10)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 21, 2008.

(11)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2008.

(13)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 6, 2009.

(14)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 27, 2009.

(15)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 13, 2009.

(16)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.

(17)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

(18)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.

(19)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.

(20)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

(21)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 9, 2011.

(22)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 9, 2011.

(23)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 25, 2011.

(24)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 14, 2011.

(25)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.

(26)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 29, 2013.

(27)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2013.

(28)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013.

(29)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 28, 2014.

(30)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 4, 2014.

(31)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2014.

(32)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2015.

(33)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2015.

(34)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 22, 2016.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evercore Partners Inc.

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer
Date: February 24, 2016
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 24th day of February, 2016.

Signature	Title

/s/ RALPH SCHLOSSTEIN	Chief Executive Officer (Principal Executive Officer) and Director
Ralph Schlosstein

/s/ ROGER C. ALTMAN	Chairman
Roger C. Altman

/s/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/s/ FRANCOIS DE ST. PHALLE	Director
Francois de St. Phalle

/s/ GAIL BLOCK HARRIS	Director
Gail Block Harris

/s/ CURT HESSLER	Director
Curt Hessler

/s/ ROBERT B. MILLARD	Director
Robert B. Millard

/s/ WILLARD J. OVERLOCK, JR.	Director
Willard J. Overlock, Jr.

/s/ WILLIAM J. WHEELER	Director
William J. Wheeler

/s/ ROBERT B. WALSH	Chief Financial Officer (Principal Financial Officer)
Robert B. Walsh

/s/ PAUL PENSA	Controller (Principal Accounting Officer)
Paul Pensa