Form 10-Q
period 2016-03-31
Evercore Partners Inc.
filed 2016-05-05
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 27, 2016 was 39,678,957. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 27, 2016 was 25 (excluding 75 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash and Cash Equivalents	$291,523	$448,764
Marketable Securities	46,865	43,787
Financial Instruments Owned and Pledged as Collateral at Fair Value	33,248	41,742
Securities Purchased Under Agreements to Resell	2,319	2,191
Accounts Receivable (net of allowances of $1,159 and $1,313 at March 31, 2016 and December 31, 2015, respectively)	145,627	175,497
Receivable from Employees and Related Parties	20,301	21,189
Other Current Assets	14,264	16,294
Total Current Assets	554,147	749,464
Investments	125,105	126,651
Deferred Tax Assets	299,109	298,115
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $45,457 and $42,656 at March 31, 2016 and December 31, 2015, respectively)	47,540	47,980
Goodwill	162,624	166,461
Intangible Assets (net of accumulated amortization of $25,168 and $21,754 at March 31, 2016 and December 31, 2015, respectively)	37,619	41,010
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	48,333	39,290
Total Assets	$1,284,677	$1,479,171
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$52,206	$263,862
Accounts Payable and Accrued Expenses	33,962	43,878
Securities Sold Under Agreements to Repurchase	35,579	44,000
Payable to Employees and Related Parties	32,097	28,392
Short-Term Borrowings	50,000	—
Taxes Payable	10,963	20,886
Other Current Liabilities	10,283	7,031
Total Current Liabilities	225,090	408,049
Notes Payable	167,917	119,250
Subordinated Borrowings	22,550	22,550
Amounts Due Pursuant to Tax Receivable Agreements	186,031	186,036
Other Long-term Liabilities	44,459	36,070
Total Liabilities	646,047	771,955
Commitments and Contingencies (Note 15)
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 57,634,680 and 55,249,559 issued at March 31, 2016 and December 31, 2015, respectively, and 39,676,628 and 39,623,271 outstanding at March 31, 2016 and December 31, 2015, respectively)	576	552
Class B, par value $0.01 per share (1,000,000 shares authorized, 25 issued and outstanding at March 31, 2016 and December 31, 2015)	—	—
Additional Paid-In-Capital	1,246,023	1,210,742
Accumulated Other Comprehensive Income (Loss)	(36,359)	(34,539)
Retained Earnings (Deficit)	(36,739)	(27,791)
Treasury Stock at Cost (17,958,052 and 15,626,288 shares at March 31, 2016 and December 31, 2015, respectively)	(753,183)	(644,412)
Total Evercore Partners Inc. Stockholders' Equity	420,318	504,552
Noncontrolling Interest	218,312	202,664
Total Equity	638,630	707,216
Total Liabilities and Equity	$1,284,677	$1,479,171
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
Revenues
Investment Banking Revenue	$240,626	$217,638
Investment Management Revenue	18,429	22,081
Other Revenue, Including Interest	1,377	2,707
Total Revenues	260,432	242,426
Interest Expense	2,719	4,443
Net Revenues	257,713	237,983
Expenses
Employee Compensation and Benefits	179,915	163,126
Occupancy and Equipment Rental	10,774	12,230
Professional Fees	10,702	9,433
Travel and Related Expenses	13,829	13,170
Communications and Information Services	10,003	8,562
Depreciation and Amortization	6,382	6,401
Special Charges	—	5,638
Acquisition and Transition Costs	—	484
Other Operating Expenses	9,983	7,941
Total Expenses	241,588	226,985
Income Before Income from Equity Method Investments and Income Taxes	16,125	10,998
Income from Equity Method Investments	1,287	1,107
Income Before Income Taxes	17,412	12,105
Provision for Income Taxes	9,734	6,212
Net Income	7,678	5,893
Net Income Attributable to Noncontrolling Interest	2,360	1,593
Net Income Attributable to Evercore Partners Inc.	$5,318	$4,300
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$5,318	$4,300
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,620	36,725
Diluted	44,920	42,788
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
Basic	$0.13	$0.12
Diluted	$0.12	$0.10

Dividends Declared per Share of Class A Common Stock	$0.31	$0.28
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net Income	$7,678	$5,893
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	16	(826)
Foreign Currency Translation Adjustment Gain (Loss), net	(2,217)	(3,814)
Other Comprehensive Income (Loss)	(2,201)	(4,640)
Comprehensive Income	5,477	1,253
Comprehensive Income Attributable to Noncontrolling Interest	1,979	716
Comprehensive Income Attributable to Evercore Partners Inc.	$3,498	$537

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2016
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2015	55,249,559	$552	$1,210,742	$(34,539)	$(27,791)	(15,626,288)	$(644,412)	$202,664	$707,216
Net Income	—	—	—	—	5,318	—	—	2,360	7,678
Other Comprehensive Income (Loss)	—	—	—	(1,820)	—	—	—	(381)	(2,201)
Treasury Stock Purchases	—	—	—	—	—	(2,331,764)	(108,771)	—	(108,771)
Evercore LP Units Converted into Class A Common Stock	160,044	2	4,134	—	—	—	—	(4,136)	—
Equity-based Compensation Awards	2,225,077	22	30,464	—	—	—	—	31,760	62,246
Dividends and Equivalents	—	—	1,940	—	(14,266)	—	—	—	(12,326)
Noncontrolling Interest (Note 12)	—	—	(1,257)	—	—	—	—	(13,955)	(15,212)
Balance at March 31, 2016	57,634,680	$576	$1,246,023	$(36,359)	$(36,739)	(17,958,052)	$(753,183)	$218,312	$638,630

	For the Three Months Ended March 31, 2015
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2014	46,414,240	$464	$950,147	$(20,387)	$(17,814)	(10,159,116)	$(361,129)	$160,952	$712,233
Net Income	—	—	—	—	4,300	—	—	1,593	5,893
Other Comprehensive Income (Loss)	—	—	—	(3,763)	—	—	—	(877)	(4,640)
Treasury Stock Purchases	—	—	—	—	—	(1,721,445)	(88,051)	—	(88,051)
Evercore LP Units Converted into Class A Common Stock	87,100	1	1,549	—	—	—	—	(1,272)	278
Equity-based Compensation Awards	2,078,547	21	36,864	—	—	—	—	25,274	62,159
Dividends and Equivalents	—	—	1,669	—	(13,569)	—	—	—	(11,900)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(4,307)	(4,307)
Balance at March 31, 2015	48,579,887	$486	$990,229	$(24,150)	$(27,083)	(11,880,561)	$(449,180)	$181,363	$671,665

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net Income	$7,678	$5,893
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(1,203)	2,341
Equity Method Investments	4,731	4,458
Equity-Based and Other Deferred Compensation	66,870	56,855
Depreciation, Amortization and Accretion	6,382	6,997
Bad Debt Expense	—	141
Deferred Taxes	178	6,395
Decrease (Increase) in Operating Assets:
Marketable Securities	163	123
Financial Instruments Owned and Pledged as Collateral at Fair Value	8,319	6,503
Securities Purchased Under Agreements to Resell	(111)	1,774
Accounts Receivable	29,229	6,917
Receivable from Employees and Related Parties	857	(1,220)
Other Assets	(7,228)	(16,075)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(212,762)	(159,026)
Accounts Payable and Accrued Expenses	(11,764)	428
Securities Sold Under Agreements to Repurchase	(8,261)	(8,359)
Payables to Employees and Related Parties	3,700	9,952
Taxes Payable	(12,723)	(507)
Other Liabilities	9,052	(2,375)
Net Cash Provided by (Used in) Operating Activities	(116,893)	(78,785)
Cash Flows From Investing Activities
Investments Purchased	(84)	(54)
Distributions of Private Equity Investments	3	6,451
Marketable Securities:
Proceeds from Sales and Maturities	5,572	12,812
Purchases	(8,906)	(8,317)
Loans Receivable	—	(3,500)
Purchase of Furniture, Equipment and Leasehold Improvements	(2,265)	(1,957)
Net Cash Provided by (Used in) Investing Activities	(5,680)	5,435
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	—	291
Purchase of Noncontrolling Interests	(6,482)	—
Distributions to Noncontrolling Interests	(8,585)	(4,598)
Short-Term Borrowing	50,000	45,000
Payment of Notes Payable - Mizuho	(120,000)	—
Issuance of Notes Payable	170,000	—
Debt Issuance Costs	(103)	—
Purchase of Treasury Stock	(108,771)	(88,051)
Excess Tax Benefits Associated with Equity-Based Awards	4,368	8,470
Dividends - Class A Stockholders	(12,328)	(11,900)
Net Cash Provided by (Used in) Financing Activities	(31,901)	(50,788)
Effect of Exchange Rate Changes on Cash	(2,767)	(2,241)
Net Increase (Decrease) in Cash and Cash Equivalents	(157,241)	(126,379)
Cash and Cash Equivalents-Beginning of Period	448,764	352,160
Cash and Cash Equivalents-End of Period	$291,523	$225,781
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$2,240	$5,391
Payments for Income Taxes	$19,386	$1,975
Dividend Equivalents Issued	$1,940	$1,669
Debt Issuance Costs Accrued	$1,981	$—
Contingent Consideration Accrued	$13,814	$1,913

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
Note 2 – Significant Accounting Policies
For a further discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The December 31, 2015 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.
The accompanying unaudited condensed consolidated financial statements of the Company are comprised of the consolidation of Evercore LP and Evercore LP’s wholly-owned and majority-owned direct and indirect subsidiaries, including Evercore Group L.L.C. ("EGL"), a registered broker-dealer in the U.S. The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities ("VIEs") where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

In February 2015, Accounting Standards Update ("ASU") No. 2015-02, "Amendments to the Consolidation Analysis," ("ASU 2015-02") was issued. This ASU eliminates the deferral of ASU No. 2010-10, "Amendments for Certain Investment Funds," which allows reporting entities with interests in certain investment funds to follow the consolidation guidance in Accounting Standards Codification ("ASC") No. 810, "Consolidation," ("ASC 810") and makes other changes to the variable interest model and the voting model. ASU 2015-02 modifies the evaluation performed by reporting entities on limited partnerships and similar entities and also impacts the evaluation performed by reporting entities on VIE determination, and determination of the primary beneficiary of a VIE.
The Company adopted ASU 2015-02 on January 1, 2016. Pursuant to the provisions of ASU 2015-02, Evercore LP is a VIE and the Company is the primary beneficiary. Prior to the adoption of ASU 2015-02, the Company consolidated Evercore LP as a voting interest entity. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) statements of financial position in Note 23 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Evercore Asia Limited ("Evercore Asia"), Evercore Asia (Singapore) PTE. LTD. ("Evercore Singapore") and Evercore ISI UK Limited ("Evercore ISI UK") are also VIEs pursuant to ASC 810 and the Company is the primary beneficiary of these VIEs. Specifically, the Company provides financial support through cost plus transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to the entities, and has decision making authority that significantly affects the economic performance of the entities. Following the adoption of ASU 2015-02, the Company also concluded that Evercore Partners International LLP ("EPI LLP") is a VIE and that the Company is the primary beneficiary of this VIE. The Company has the majority economic interest in EPI LLP and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore Asia, Evercore Singapore, Evercore ISI UK and EPI LLP assets of $97,962 and liabilities of $66,543 at March 31, 2016 and assets of $151,583 and liabilities of $110,424 at December 31, 2015.
All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.
Note 3 – Recent Accounting Pronouncements
ASU 2014-09 – In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides amendments to ASC No. 605, "Revenue Recognition" and creates ASC No. 606, "Revenue from Contracts with Customers," which changes the requirements for revenue recognition and amends the disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date," which provides amendments that defer the effective date of ASU 2014-09 by one year. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing," which provides clarification to identifying performance obligations and the licensing implementation guidance in ASU 2014-09. The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2014-12 – In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 provides amendments to ASC No. 718, "Compensation - Stock Compensation," which clarify the guidance for whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update are effective either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2014-12 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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

"Income Statement - Extraordinary and Unusual Items," which eliminate the concept of extraordinary items. The amendments in this update are effective either prospectively or retrospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-01 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-02 - In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 provides amendments to ASC 810, which include the following:  1. Modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, 2. Eliminate the presumption that a general partner should consolidate a limited partnership, 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective during interim and annual periods beginning after December 15, 2015, with early adoption permitted, and may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The adoption of ASU 2015-02 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto. See Note 2 for further information.
ASU 2015-03 - In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 provides amendments to Subtopic 835-30, "Interest - Imputation of Interest," which require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective retrospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-03 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-05 - In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"). ASU 2015-05 provides amendments to ASC No. 350, "Intangibles - Goodwill and Other," Subtopic 350-40, "Internal-Use Software" which help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement and determine whether an arrangement includes the sale or license of software. The amendments in this update are effective either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-05 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2015-16 - In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 provides amendments to ASC No. 805, "Business Combinations," which simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments and require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-16 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2016-01 - In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 provides amendments to ASC No. 740, "Financial Instruments," which change the requirements for certain aspects of recognition, measurement and presentation of financial assets and liabilities and amend the disclosure requirements. The amendments in this update should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC No. 840, "Leases," and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

amendments in this update are effective using a modified retrospective approach at the beginning of the earliest period presented, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2016-07 - In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to the Equity Method of Accounting" ("ASU 2016-07"). ASU 2016-07 provides amendments to ASC No. 323, "Investments - Equity Method and Joint Ventures," which simplify the accounting for equity method investments by eliminating the requirement to adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective prospectively to increases in the level of ownership interest or degree of influence that results in the adoption of the equity method, during interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2016-09 - In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 provides amendments to ASC No. 718, "Compensation - Stock Compensation," which simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective during interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Acquisition and Transition Costs, Special Charges and Intangible Asset Amortization
Acquisition and Transition Costs
The Company recognized $484 for the three months ended March 31, 2015 as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. In addition, in 2015, the Company incurred costs related to transitioning ISI’s infrastructure.
Special Charges
The Company recognized $5,638 for the three months ended March 31, 2015 as Special Charges incurred related to separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business, and the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking and Investment Management was $3,215 and $199, respectively, for the three months ended March 31, 2016 and $2,944 and $938, respectively, for the three months ended March 31, 2015, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 5 – Related Parties
 Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $2,394 and $1,213 for the three months ended March 31, 2016 and 2015, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $18,797 and $6,967 as of March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016, the Company had $22,550 in subordinated borrowings, principally with an executive officer of the Company. See Note 10 for further information.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$6,463	$17	$2,603	$3,877	$6,463	$10	$2,523	$3,950
Debt Securities Carried by EGL	40,530	133	14	40,649	37,404	94	8	37,490
Mutual Funds	2,292	144	97	2,339	2,291	155	99	2,347
Total	$49,285	$294	$2,714	$46,865	$46,158	$259	$2,630	$43,787
Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$202	$202	$204	$204
Due after one year through five years	1,420	1,436	1,537	1,545
Due after five years through 10 years	120	118	—	—
Total	$1,742	$1,756	$1,741	$1,749
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at March 31, 2016.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($11) for the three months ended March 31, 2016 and 2015.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($163) and ($123) for the three months ended March 31, 2016 and 2015, respectively.
Mutual Funds
The Company invests in a portfolio of mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($9) and $160 for the three months ended March 31, 2016 and 2015, respectively.
Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 0.8 years, as of March 31, 2016, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
As of March 31, 2016 and December 31, 2015, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	March 31, 2016		December 31, 2015
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$33,248		$41,742
Securities Purchased Under Agreements to Resell	2,319	$2,319	2,191	$2,192
Total Assets	$35,567		$43,933
Liabilities
Securities Sold Under Agreements to Repurchase	$(35,579)	$(35,589)	$(44,000)	$(44,063)
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
The Company also has investments in G5 Holdings S.A. ("G5 ǀ Evercore"), ABS Investment Management, LLC ("ABS") and Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), which are voting interest entities. The Company’s share of earnings

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(losses) on its investments in G5 ǀ Evercore, ABS and Atalanta Sosnoff (after its deconsolidation on December 31, 2015) are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
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
On December 31, 2014, ECP II was terminated. The Company's investment at March 31, 2016 of $972 is comprised of remaining interest in the general partner, including $741 in cash, $85 in cash escrow balances, $66 in a seller note and $80 in securities.
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At March 31, 2016, unfunded commitments of EMP III were $4,437, including $382 due from the Company.
A summary of the Company’s investment in the private equity funds as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
ECP II	$972	$983
Discovery Fund	6,928	6,632
EMCP II	6,532	6,091
EMCP III	5,776	5,786
CSI Capital	35	35
Trilantic IV	3,152	2,829
Trilantic V	4,183	4,117
Total Private Equity Funds	$27,578	$26,473
Net realized and unrealized gains (losses) on private equity fund investments were $1,367 and ($489) for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2015, ECP II, EMCP II and CSI Capital made distributions of $3,000, $3,194 and $2,750, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2016, there was no previously distributed carried interest that was subject to repayment.
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

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

In 2013, EMP III amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51," and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provide the Company the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, consolidating as a VIE had no impact on the assets and liabilities of the Company. The Company consolidated EMP III assets of $6,031 and liabilities of $176 at March 31, 2016 and assets of $6,030 and liabilities of $164 at December 31, 2015, in the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The assets retained by EMP III are for the benefit of the interest holders of EMP III and the liabilities are generally non-recourse to the Company.
Investment in Trilantic Capital Partners and Others
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During the three months ended March 31, 2016, $33 of this investment was allocated to Trilantic Fund V. During 2015, $636 and $8 of this investment was allocated to Trilantic Fund V and IV, respectively. During 2014, $689 of this investment was allocated to Trilantic Fund V. During 2013, $825 and $29 of this investment was allocated to Trilantic Fund V and Trilantic Fund IV, respectively. From 2010 to 2012, $1,091 of this investment was allocated to Trilantic Fund IV. This investment had a balance of $12,779 and $12,812 as of March 31, 2016 and December 31, 2015, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $2,905 was unfunded at March 31, 2016. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.
In the second quarter of 2015, the Company received an equity security in a private company with a fair value of $1,079 in exchange for advisory services. This investment is accounted for on the cost basis.
Equity Method Investments
A summary of the Company’s other investments accounted for under the equity method of accounting as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
G5 ǀ Evercore	$22,596	$20,730
ABS	37,360	41,567
Atalanta Sosnoff	23,713	23,990
Total	$83,669	$86,287
G5 ǀ Evercore
In 2010, the Company made an investment accounted for under the equity method of accounting in G5 ǀ Evercore. At March 31, 2016, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings (losses) of ($248) and ($57) for the three months ended March 31, 2016 and 2015, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. In addition, the investment is subject to currency translation from Brazilian Real to the U.S. Dollar.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At March 31, 2016, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,330 and $1,164 for the three months ended March 31, 2016 and 2015, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities and accounted for its interest in Atalanta Sosnoff under the equity method of accounting from that date. The carrying amount of the investment of $23,990, at December 31, 2015, represented its fair value on that date. At March 31, 2016, the Company’s economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $205 for the three months ended March 31, 2016, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $880 and $621 for the three months ended March 31, 2016 and 2015, respectively.
Note 9 – Fair Value Measurements
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at March 31, 2016 and December 31, 2015 are based on quoted market prices provided by external pricing services.
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

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,600	$—	$44,600
Securities Investments (1)	5,121	1,756	—	6,877
Mutual Funds	2,339	—	—	2,339
Financial Instruments Owned and Pledged as Collateral at Fair Value	33,248	—	—	33,248
Total Assets Measured At Fair Value	$40,708	$46,356	$—	$87,064

	December 31, 2015
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,144	$—	$44,144
Securities Investments (1)	5,200	1,749	—	6,949
Mutual Funds	2,347	—	—	2,347
Financial Instruments Owned and Pledged as Collateral at Fair Value	41,742	—	—	41,742
Total Assets Measured At Fair Value	$49,289	$45,893	$—	$95,182

(1)
Includes $6,951 and $9,653 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, respectively.

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
The Company had no transfers between fair value levels during the three months ended March 31, 2016 or the year ended December 31, 2015.

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

		March 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$284,572	$284,572	$—	$—	$284,572
Securities Purchased Under Agreements to Resell	2,319	—	2,319	—	2,319
Accounts Receivable	145,627	—	145,627	—	145,627
Receivable from Employees and Related Parties	20,301	—	20,301	—	20,301
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Loans Receivable	3,500	—	3,678	—	3,678
Financial Liabilities:
Accounts Payable and Accrued Expenses	$33,962	$—	$33,962	$—	$33,962
Securities Sold Under Agreements to Repurchase	35,579	—	35,579	—	35,579
Payable to Employees and Related Parties	32,097	—	32,097	—	32,097
Short-Term Borrowings	50,000	—	50,000	—	50,000
Notes Payable	167,917	—	167,917	—	167,917
Subordinated Borrowings	22,550	—	23,344	—	23,344

		December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$439,111	$439,111	$—	$—	$439,111
Securities Purchased Under Agreements to Resell	2,191	—	2,191	—	2,191
Accounts Receivable	175,497	—	175,497	—	175,497
Receivable from Employees and Related Parties	21,189	—	21,189	—	21,189
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Loans Receivable	3,500	—	3,666	—	3,666
Financial Liabilities:
Accounts Payable and Accrued Expenses	$43,878	$—	$43,878	$—	$43,878
Securities Sold Under Agreements to Repurchase	44,000	—	44,000	—	44,000
Payable to Employees and Related Parties	28,392	—	28,392	—	28,392
Notes Payable	119,250	—	120,373	—	120,373
Subordinated Borrowings	22,550	—	23,076	—	23,076

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
The carrying amount reported on the Unaudited Condensed Consolidated Statement of Financial Condition for Notes Payable approximates fair value as of March 31, 2016. The fair value of the Company’s Notes Payable as of December 31, 2015 is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.
The fair value of the Company’s Subordinated Borrowings is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.
The carrying amounts reported on the Unaudited Condensed Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivable from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payable to Employees and Related Parties, Assets Segregated for Bank Regulatory Requirements and Short-Term Borrowings approximate fair value due to the short-term nature of these items.
Note 10 – Notes Payable and Subordinated Borrowings
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes, including: $38,000 aggregate principal amount of its 4.88% Series A senior notes due 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its 5.23% Series B senior notes due 2023 (the "Series B Notes"), $48,000 aggregate principal amount of its 5.48% Series C senior notes due 2026 (the "Series C Notes") and $17,000 aggregate principal amount of its 5.58% Series D senior notes due 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "Private Placement Notes"), pursuant to a note purchase agreement (the "Note Purchase Agreement") dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's material domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and will use the remaining net proceeds for general corporate purposes.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Notes Payable is comprised of the following as of March 31, 2016:

Note	Maturity Date	Effective Annual Interest Rate	Carrying Value as of March 31, 2016 (a)
Evercore Partners Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,534
Evercore Partners Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,179
Evercore Partners Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,412
Evercore Partners Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,792
Total			$167,917
(a) Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
As of March 31, 2016, the Company had $22,550 in subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In April 2016, the Company repaid $6,000 of this borrowing pursuant to a separate agreement.
Note 11 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on April 25, 2016, a quarterly cash dividend of $0.31 per share, to the holders of record of Class A common stock ("Class A Shares") as of May 27, 2016, which will be paid on June 10, 2016. During the three months ended March 31, 2016, the Company declared and paid dividends of $0.31 per share, totaling $12,326.
Treasury Stock – During the three months ended March 31, 2016, the Company purchased 952 Class A Shares primarily from employees at values ranging from $44.67 to $54.68 per share (at an average cost per share of $45.89), primarily for the net settlement of stock-based compensation awards, and 1,379 Class A Shares at market values ranging from $44.59 to $52.74 per share (at an average cost per share of $47.11) pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $108,771 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2016.
LP Units – During the three months ended March 31, 2016, 160 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $2 and $4,134, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2016.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2016, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,751) and ($31,608), respectively.
Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 14% interest in Evercore LP, a 38% interest in Evercore Wealth Management ("EWM"), a 39% interest in Evercore Private Capital Advisory L.P. ("PCA"), a 34% equity interest in Atalanta Sosnoff (through December 31, 2015, the date it was deconsolidated), a 28% interest in ECB (through January 29, 2016) and other private equity partnerships. The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016	2015
Beginning balance	$202,664	$160,952

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	2,360	1,593
Other comprehensive income (loss)	(381)	(877)
Total comprehensive income	1,979	716

Evercore LP Units Converted into Class A Shares	(4,136)	(1,272)
Amortization and Vesting of LP Units/Interests	31,760	25,274

Other Items:
Distributions to Noncontrolling Interests	(8,585)	(4,598)
Issuance of Noncontrolling Interest	—	291
Purchase of Noncontrolling Interest	(5,225)	—
Other, net	(145)	—
Total other items	(13,955)	(4,307)

Ending balance	$218,312	$181,363
Other Comprehensive Income - Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of $3 and ($196) for the three months ended March 31, 2016 and 2015, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($384) and ($681) for the three months ended March 31, 2016 and 2015, respectively.
Atalanta Sosnoff - On December 31, 2015, the Company deconsolidated the assets and liabilities of Atalanta Sosnoff, as well as its related redeemable noncontrolling interests.
Interests Purchased - On January 29, 2016, the Company purchased, at fair value, all of the noncontrolling interest in ECB for $6,482.
Note 13 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three months ended March 31, 2016 and 2015 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2016	2015
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$5,318	$4,300
Denominator:
Weighted average Class A Shares outstanding, including vested restricted stock units ("RSUs")	39,620	36,725
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.13	$0.12
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$5,318	$4,300
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$5,318	$4,300
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,620	36,725
Assumed exchange of LP Units for Class A Shares	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	1,887	2,246
Shares that are contingently issuable (b)	3,413	724
Assumed conversion of Warrants issued (c)	—	3,093
Diluted weighted average Class A Shares outstanding	44,920	42,788
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.12	$0.10

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three months ended March 31, 2016 and 2015, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,413 and 6,793 for the three months ended March 31, 2016 and 2015, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $1,311 and $683 for the three months ended March 31, 2016 and 2015, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E limited partnership units of Evercore LP ("Class E LP Units") are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

(b)
At March 31, 2016 and 2015, the Company has outstanding Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") which are contingently exchangeable into Class E LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. See Note 14 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, the Company’s

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Class G and H LP Interests will be included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that will be included in diluted weighted average Class A Shares outstanding will be based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. For the three months ended March 31, 2016 and 2015, 3,413 and 724, respectively, of these interests were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted EPS.

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
Note 14 – Share-Based and Other Deferred Compensation
Equity Grants
During the three months ended March 31, 2016, the Company granted employees 2,869 RSUs that are Service-based Awards. Service-based Awards granted during the three months ended March 31, 2016 had grant date fair values of $44.67 to $50.81 per share. During the three months ended March 31, 2016, 2,171 Service-based Awards vested and 9 Service-based Awards were forfeited.
Compensation expense related to Service-based Awards was $28,762 and $27,495 for the three months ended March 31, 2016 and 2015, respectively.
Deferred Cash Program
The Company's deferred compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. During the first quarter of 2016, the Company granted $38,647 of deferred cash awards pursuant to the deferred compensation program. Compensation expense related to this deferred compensation program was $2,560 and $560 for the three months ended March 31, 2016 and 2015, respectively.
Acquisition-related LP Units
Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that were unvested and vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested, subject to continued employment with the Company. The units will become exchangeable into Class A common shares of the Company subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $5,613 and $5,068 for the three months ended March 31, 2016 and 2015, respectively.
The Company also issued 538 vested and 540 unvested Class G LP Interests, which vest ratably on February 15, 2016, 2017 and 2018, and 2,044 vested and 2,051 unvested Class H LP Interests, which will vest ratably on February 15, 2018, 2019 and 2020. The Company’s vested Class G and Class H LP Interests will become exchangeable into Class A common shares of the Company subject to the achievement of certain performance targets. The Company’s vested Class G LP Interests become exchangeable in February 2016, 2017 and 2018 if certain earnings before interest and taxes, excluding underwriting, ("Management Basis EBIT") margin thresholds within a range of 12% to 16%, are achieved for the calendar year preceding the date the interests become exchangeable. The Company’s vested Class H LP Interests will become exchangeable in February 2018, 2019 and 2020 if certain average Management Basis EBIT and Management Basis EBIT margin thresholds, within ranges of $8,000 to $48,000 and 7% to 17%, respectively, are achieved for the three calendar years preceding the date the interests become exchangeable. In the event of death, disability or termination of employment without cause, unvested Class G and H LP Interests will be canceled or may vest based on determination of expected performance, based on a decision by Management.
In February 2016, 371 Class G LP Interests achieved their performance targets and were converted to the same number of Class E LP Units.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Based on Evercore ISI’s results for 2015 and for the first three months of 2016, the Company determined that the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was probable at March 31, 2016. This determination assumes Management Basis EBIT margin of 16.2% and annual Management Basis EBIT of $36,900 over the remaining performance period for Evercore ISI, consistent with the first quarter 2016 results. For the three months ended March 31, 2015, the Company had determined that the achievement of certain of the remaining performance thresholds for the Class G and H LP Interests was probable and assumed a Management Basis EBIT margin of 15% and annual Management Basis EBIT of $31,500 over the performance period for Evercore ISI. Accordingly, $26,051 and $20,143 of expense was recorded for the three months ended March 31, 2016 and 2015, respectively for the Class G and H LP Interests.
Other Acquisition Related
Lexicon - Compensation expense related to The Lexicon Partnership LLP ("Lexicon") Acquisition-related Awards and deferred cash consideration was $615 and ($29), respectively, for the three months ended March 31, 2015.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A Shares, at the Company's discretion, in the two years following the performance period, to Senior Managing Directors employed by the Company at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $3,739 and $1,513 for the three months ended March 31, 2016 and 2015, respectively.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $4,832 and $4,580 for the three months ended March 31, 2016 and 2015, respectively. The remaining unamortized amount of these awards was $36,197 as of March 31, 2016.
Separation Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $2,028 and $1,608 for the three months ended March 31, 2016 and 2015, respectively. In conjunction with these arrangements, the Company distributed cash payments of $1,139 and $1,210 for the three months ended March 31, 2016 and 2015, respectively. The Company also granted separation benefits to certain employees, resulting in expense included in Special Charges of approximately $1,965 for the three months ended March 31, 2015.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2025. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $7,985 and $8,871 for the three months ended March 31, 2016 and 2015, respectively.
Private Equity – As of March 31, 2016, the Company had unfunded commitments for capital contributions of $5,610 to private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Under the terms of the acquisition agreement for Protego, the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. Beginning in 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of March 31, 2016, the Company recorded Goodwill of $4,722 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $6,928 at March 31, 2016. See Note 8 for further information.
Lines of Credit
On June 26, 2015, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $75,000, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bear interest at the prime rate. The facility was renewed on June 26, 2015 and the maturity date was extended to June 27, 2016. On January 15, 2016, the line of credit from First Republic Bank was decreased to an aggregate principal amount of up to $50,000. In addition, the agreement was modified to impose similar quarterly financial covenants as the Company agreed to in the senior credit facility with Mizuho executed in November 2015, including (i) a Minimum Consolidated Tangible Net Worth, (ii) a Minimum Unencumbered Liquid Asset Ratio and (iii) a Maximum Consolidated Leverage Ratio. On January 27, 2016, the Company drew down $50,000 on this facility, all of which was outstanding as of March 31, 2016.
Other Commitments
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis Partners ("Luminis"), the Company committed to loan Luminis $5,500. The Company paid Luminis $3,500 pursuant to the loan agreement during the three months ended March 31, 2015, which is included within Other Assets on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2016, with the remaining $2,000 due from the Company on demand. The Company may acquire a 20% interest in Luminis in 2017.
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At March 31, 2016, the Company had a remaining commitment for contingent consideration related to its acquisition of Protego in 2006, as well as commitments related to its acquisition of a boutique advisory business in 2014 and its acquisition of Kuna & Co. KG in July 2015.
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
In January 2015, Donna Marie Coburn filed a proposed class action complaint against Evercore Trust Company ("ETC") in the U.S. District Court for the District of Columbia, in which she purported to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present. The complaint alleged that ETC breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

claimed that the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock. ETC believes that it has meritorious defenses against the plaintiff’s claims and intends to vigorously defend the action. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail. On April 13, 2015, ETC moved to dismiss the complaint for failure to state a claim upon which relief may be granted, and on February 17, 2016, the district court granted ETC’s motion to dismiss. On March 15, 2016, plaintiff noticed an appeal of the district court’s decision. Briefing has not yet commenced on the appeal.
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of March 31, 2016 and December 31, 2015 was $118,303 and $79,019, respectively, which exceeded the minimum net capital requirement by $118,053 and $78,769, respectively.
On December 31, 2015, the operations of International Strategy & Investment Group L.L.C. were transferred to EGL.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2016.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of March 31, 2016.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $9,734 and $6,212 for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate was 56% and 51% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the three months ended March 31, 2016 and 2015 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests as well as the noncontrolling interest associated with LP Units and other adjustments.
The Company reported a decrease in deferred tax assets of $8 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $1,183 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2016. The Company reported an increase in deferred tax assets of $445 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $2,211 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2015.
As of March 31, 2016, the Company had no unrecognized tax benefits.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations.
Note 18 – Segment Operating Results
Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On December 31, 2015, the Company deconsolidated the assets and liabilities of Atalanta Sosnoff, which was in the Investment Management segment, and accounted for its interest as an equity method investment from that date.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company’s segment information for the three months ended March 31, 2016 and 2015 is prepared using the following methodology:

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

•	Other Acquisition Related Compensation Charges - Includes compensation charges in 2015 associated with deferred consideration, retention awards and related compensation for Lexicon employees.

•
Special Charges - Includes expenses in 2015 primarily related to separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business, as well as the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business.

•
Acquisition and Transition Costs - Includes professional fees for legal and other services incurred related to the Company’s acquisitions, as well as costs related to transitioning ISI’s infrastructure in 2015.

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
No client accounted for more than 10% of the Company's consolidated Net Revenues for the three months ended March 31, 2016.
The following information presents each segment’s contribution.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2016	2015
Investment Banking
Net Revenues (1)	$239,713	$216,580
Operating Expenses	192,264	171,364
Other Expenses (2)	35,028	32,235
Operating Income	12,421	12,981
Income (Loss) from Equity Method Investments	(272)	(37)
Pre-Tax Income	$12,149	$12,944
Identifiable Segment Assets	$940,859	$769,746
Investment Management
Net Revenues (1)	$18,000	$21,403
Operating Expenses	14,214	19,956
Other Expenses (2)	82	3,430
Operating Income (Loss)	3,704	(1,983)
Income from Equity Method Investments	1,559	1,144
Pre-Tax Income (Loss)	$5,263	$(839)
Identifiable Segment Assets	$343,818	$519,463
Total
Net Revenues (1)	$257,713	$237,983
Operating Expenses	206,478	191,320
Other Expenses (2)	35,110	35,665
Operating Income	16,125	10,998
Income from Equity Method Investments	1,287	1,107
Pre-Tax Income	$17,412	$12,105
Identifiable Segment Assets	$1,284,677	$1,289,209

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2016	2015
Investment Banking (A)	$(913)	$(1,058)
Investment Management (B)	(429)	(678)
Total Other Revenue, net	$(1,342)	$(1,736)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $1,478 and $1,644 for the three months ended March 31, 2016 and 2015, respectively.

(B)	Investment Management Other Revenue, net, includes interest expense on the Notes Payable and the line of credit of $670 and $953 for the three months ended March 31, 2016 and 2015, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Three Months Ended March 31,
	2016	2015
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$31,759	$25,950
Other Acquisition Related Compensation Charges	—	585
Special Charges	—	2,290
Acquisition and Transition Costs	—	484
Fair Value of Contingent Consideration	106	—
Intangible Asset and Other Amortization	3,163	2,926
Total Investment Banking	35,028	32,235
Investment Management
Special Charges	—	3,348
Intangible Asset and Other Amortization	82	82
Total Investment Management	82	3,430
Total Other Expenses	$35,110	$35,665
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2016	2015
Net Revenues: (1)
United States	$173,910	$161,822
Europe and Other	72,211	71,211
Latin America	12,934	6,686
Total	$259,055	$239,719
(1) Excludes Other Revenue and Interest Expense.
The Company’s total assets are located in the following geographical areas:

	March 31, 2016	December 31, 2015
Total Assets:
United States	$976,865	$1,135,570
Europe and Other	203,069	221,358
Latin America	104,743	122,243
Total	$1,284,677	$1,479,171

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Evercore Partners Inc.’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.
Forward-Looking Statements
This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as "outlook", "believes", "expects", "potential", "probable", "continues", "may", "should", "seeks", "approximately", "predicts", "intends", "plans", "estimates", "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. We believe these factors include, but are not limited to, those described under “Risk Factors” discussed in the Annual Report on Form 10-K for the year ended December 31, 2015. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Key Financial Measures
Revenue
Total revenues reflect revenues from our Investment Banking and Investment Management business segments that include fees for services, transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense.
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
Other Revenue and Interest Expense. Other revenue and interest expense is derived from investing customer funds in financing transactions. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.
Other Revenue also includes income earned on marketable securities, cash and cash equivalents and assets segregated for regulatory purposes, as well as adjustments to amounts due pursuant to our tax receivable agreements, subsequent to its initial establishment, related to changes in state and local tax rates.
Interest Expense also includes interest expense associated with our Notes Payable, subordinated borrowings and the line of credit.
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
Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period, subject to retirement eligibility. With respect to annual awards, the Company's retirement eligibility criteria stipulates that if an employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, the employee is eligible for retirement. Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give the minimum advance notice, which is generally one year.

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

•	Other Acquisition Related Compensation Charges - Includes compensation charges in 2015 associated with deferred consideration, retention awards and related compensation for Lexicon employees.

•
Special Charges - Includes expenses in 2015 primarily related to separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business, as well as the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business.

•
Acquisition and Transition Costs - Includes professional fees for legal and other services incurred related to the Company’s acquisitions, as well as costs related to transitioning ISI’s infrastructure in 2015.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company’s acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in G5 ǀ Evercore, ABS and Atalanta Sosnoff (after its deconsolidation on December 31, 2015) are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities.
Noncontrolling Interest
We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors and other officers and their estate planning vehicles in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 12 to our unaudited condensed consolidated financial statements herein, Evercore Partners Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Partners Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.
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

Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2016 and 2015. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended March 31,
	2016	2015	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$240,626	$217,638	11%
Investment Management Revenue	18,429	22,081	(17%)
Other Revenue	1,377	2,707	(49%)
Total Revenues	260,432	242,426	7%
Interest Expense	2,719	4,443	(39%)
Net Revenues	257,713	237,983	8%
Expenses
Operating Expenses	206,478	191,320	8%
Other Expenses	35,110	35,665	(2%)
Total Expenses	241,588	226,985	6%
Income Before Income from Equity Method Investments and Income Taxes	16,125	10,998	47%
Income from Equity Method Investments	1,287	1,107	16%
Income Before Income Taxes	17,412	12,105	44%
Provision for Income Taxes	9,734	6,212	57%
Net Income	7,678	5,893	30%
Net Income Attributable to Noncontrolling Interest	2,360	1,593	48%
Net Income Attributable to Evercore Partners Inc.	$5,318	$4,300	24%
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.12	$0.10	20%
As of March 31, 2016 and 2015 we employed approximately 1,400 and 1,275 people, respectively, worldwide.
Three Months Ended March 31, 2016 versus March 31, 2015
Net Revenues were $257.7 million for the three months ended March 31, 2016, an increase of $19.7 million, or 8%, versus Net Revenues of $238.0 million for the three months ended March 31, 2015. Investment Banking Revenue increased 11% and Investment Management Revenue decreased 17% compared to the three months ended March 31, 2015. On December 31, 2015, we deconsolidated the assets and liabilities of Atalanta Sosnoff and we accounted for our interest as an equity method investment from that date forward. For the three months ended March 31, 2015, the results of Atalanta Sosnoff were consolidated, which included Net Revenues of $5.7 million and Total Expenses of $5.3 million. Other Revenue for the three months ended March 31, 2016 decreased 49% compared to the three months ended March 31, 2015.
Total Operating Expenses were $206.5 million for the three months ended March 31, 2016, as compared to $191.3 million for the three months ended March 31, 2015, an increase of $15.2 million or 8%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $148.2 million for the three months ended March 31, 2016, an increase of $11.6 million, or 8%, versus expense of $136.6 million for the three months ended March 31, 2015. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $58.3 million for the three months ended March 31, 2016, an increase of $3.6 million, or 7%, over non-compensation operating expenses of $54.7 million for the three months ended March 31, 2015. Non-compensation operating expenses increased compared to the three months ended March 31, 2015 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees.

Total Other Expenses of $35.1 million for the three months ended March 31, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $31.8 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, changes to the fair value of contingent consideration of $0.1 million and intangible asset and other amortization of $3.2 million. Total Other Expenses of $35.7 million for the three months ended March 31, 2015 included compensation costs associated with the vesting of LP Units and certain other awards of $26.0 million, primarily related to LP Units and Interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $0.6 million, Special Charges of $5.6 million, Acquisition and Transition Costs of $0.5 million and intangible asset and other amortization of $3.0 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 70% for the three months ended March 31, 2016, compared to 69% for the three months ended March 31, 2015.
Income from Equity Method Investments was $1.3 million for the three months ended March 31, 2016, an increase of 16% as compared to $1.1 million for the three months ended March 31, 2015. The increase was primarily a result of the inclusion of Atalanta Sosnoff’s earnings in the first quarter of 2016, as well as an increase in earnings from ABS.
The provision for income taxes for the three months ended March 31, 2016 was $9.7 million, which reflected an effective tax rate of 56%. The provision for income taxes for the three months ended March 31, 2015 was $6.2 million, which reflected an effective tax rate of 51%. The provision for income taxes for 2016 and 2015 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units, Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $2.4 million for the three months ended March 31, 2016 compared to $1.6 million for the three months ended March 31, 2015.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2016	2015	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$180,102	$158,802	13%
Commissions and Related Fees	57,218	53,068	8%
Underwriting Fees	3,306	5,768	(43%)
Total Investment Banking Revenue (1)	240,626	217,638	11%
Other Revenue, net (2)	(913)	(1,058)	14%
Net Revenues	239,713	216,580	11%
Expenses
Operating Expenses	192,264	171,364	12%
Other Expenses	35,028	32,235	9%
Total Expenses	227,292	203,599	12%
Operating Income (3)	12,421	12,981	(4%)
Income (Loss) from Equity Method Investments	(272)	(37)	(635%)
Pre-Tax Income	$12,149	$12,944	(6%)

(1)	Includes client related expenses of $3.9 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $1.5 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

(3)	Includes Noncontrolling Interest of ($0.6) million and ($0.3) million for the three months ended March 31, 2016 and 2015, respectively.
For the three months ended March 31, 2016, the dollar value of North American announced and completed M&A activity decreased 33% and increased 4%, respectively, compared to the three months ended March 31, 2015, while the dollar value of Global announced and completed M&A activity for the three months ended March 31, 2016 decreased 19% and 6%, respectively, compared to the three months ended March 31, 2015:

	For the Three Months Ended March 31,
	2016	2015	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$266	$396	(33%)
Value of North American M&A Deals Completed	$350	$337	4%
Value of Global M&A Deals Announced	$678	$836	(19%)
Value of Global M&A Deals Completed	$698	$741	(6%)
Evercore Statistics **
Total Number of Advisory Client Transactions	173	151	15%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	41	35	17%

*	Source: Thomson Reuters April 1, 2016

**	Includes revenue generating clients only

Investment Banking Results of Operations
Three Months Ended March 31, 2016 versus March 31, 2015
Net Investment Banking Revenues were $239.7 million for the three months ended March 31, 2016 compared to $216.6 million for the three months ended March 31, 2015, which represented an increase of 11%. We earned advisory fees from 173 client transactions for the three months ended March 31, 2016 compared to 151 for the three months ended March 31, 2015, representing a 15% increase. We had 41 fees in excess of $1.0 million for the three months ended March 31, 2016, compared to 35 for the three months ended March 31, 2015, representing a 17% increase. The increase in revenues from the three months ended March 31, 2015 primarily reflects an increase of 13% in Advisory Fees, principally driven by higher volume and value of deals in our U.S. and U.K. businesses, and an increase of 8% in Commissions and Related Fees.
Operating Expenses were $192.3 million for the three months ended March 31, 2016 compared to $171.4 million for the three months ended March 31, 2015, an increase of $20.9 million, or 12%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $138.0 million for the three months ended March 31, 2016, as compared to $122.1 million for the three months ended March 31, 2015, an increase of $15.9 million, or 13%. The increase was primarily due to compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $54.3 million for the three months ended March 31, 2016, as compared to $49.3 million for the three months ended March 31, 2015, an increase of $5.0 million, or 10%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $35.0 million for the three months ended March 31, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $31.8 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, changes to the fair value of contingent consideration of $0.1 million and intangible asset and other amortization of $3.2 million. Other Expenses of $32.2 million for the three months ended March 31, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $26.0 million, primarily related to LP Units and Interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $0.6 million, Special Charges of $2.3 million, Acquisition and Transition Costs of $0.5 million and intangible asset and other amortization of $2.9 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2016	2015	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$8,779	$8,445	4%
Institutional Asset Management	5,679	11,093	(49%)
Private Equity	1,349	1,408	(4%)
Total Investment Advisory and Management Fees	15,807	20,946	(25%)
Realized and Unrealized Gains (Losses):
Institutional Asset Management	1,255	1,624	(23%)
Private Equity	1,367	(489)	NM
Total Realized and Unrealized Gains	2,622	1,135	131%
Investment Management Revenue (1)	18,429	22,081	(17%)
Other Revenue, net (2)	(429)	(678)	37%
Net Investment Management Revenues	18,000	21,403	(16%)
Expenses
Operating Expenses	14,214	19,956	(29%)
Other Expenses	82	3,430	(98%)
Total Expenses	14,296	23,386	(39%)
Operating Income (Loss) (3)	3,704	(1,983)	NM
Income from Equity Method Investments (4)	1,559	1,144	36%
Pre-Tax Income (Loss)	$5,263	$(839)	NM

(1)	Includes client related expenses of $0.02 million and $0.01 million for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes interest expense on the Notes Payable and the line of credit of $0.7 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

(3)	Includes Noncontrolling Interest of $0.6 million for the three months ended March 31, 2016 and 2015.

(4)	Equity in G5 ǀ Evercore, ABS and Atalanta Sosnoff (after its deconsolidation on December 31, 2015) is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Wealth Management business includes the results of EWM. Our Institutional Asset Management business includes the results of ETC, ECB and Atalanta Sosnoff (prior to its deconsolidation on December 31, 2015). Fee-based revenues from EWM, Atalanta Sosnoff and ECB are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements.
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
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of March 31, 2016, there was no previously distributed carried interest that was subject to repayment.

We made investments accounted for under the equity method of accounting in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments. On December 31, 2015, we amended the Operating Agreement of Atalanta Sosnoff, resulting in the deconsolidation of its assets and liabilities, and we accounted for its interest as an equity method investment from that date forward.
Assets Under Management
AUM for our Investment Management businesses of $8.5 billion at March 31, 2016 increased compared to $8.2 billion at December 31, 2015. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 65% of Level I investments, 34% of Level II investments and 1% of Level III investments as of March 31, 2016 and 66% of Level I investments and 34% of Level II investments as of December 31, 2015. Institutional Asset Management maintained 88% and 87% of Level I investments and 12% and 13% of Level II investments as of March 31, 2016 and December 31, 2015, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.
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

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2015	$6,209	$1,655	$304	$8,168
Inflows	236	494	—	730
Outflows	(116)	(395)	—	(511)
Market Appreciation (Depreciation)	(2)	70	—	68
Balance at March 31, 2016	$6,327	$1,824	$304	$8,455

Unconsolidated Affiliates - Balance at March 31, 2016:
Atalanta Sosnoff	$—	$5,090	$—	$5,090
G5 ǀ Evercore	$1,472	$—	$—	$1,472
ABS	$—	$4,904	$—	$4,904

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of March 31, 2016:

	Wealth Management	Institutional Asset Management
Equities	55%	20%
Fixed Income	34%	80%
Liquidity (1)	9%	—%
Alternatives	2%	—%
Total	100%	100%
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
For the three months ended March 31, 2016, AUM for Wealth Management increased 2%, primarily reflecting a 2% increase due to flows. Wealth Management lagged the S&P 500 on a 1 year basis by 7% and outperformed the S&P 500 on a 3 year basis by 1% during the period and tracked the fixed income composite. For the period, the S&P 500 and the fixed income composite were each up 1%.
Our Institutional Asset Management business reflects assets managed by ECB. ECB primarily manages Mexican Government and corporate fixed income securities. ECB also manages equity products. ECB utilizes the IPC Index, which is a capitalization weighted index of leading equities traded on the Mexican Stock Exchange and the Cetes 28 Index, which is an index of Treasury Bills issued by the Mexican Government, as benchmarks in reviewing their performance and managing their investment decisions. For the three months ended March 31, 2016, AUM for Institutional Asset Management increased 10%, reflecting a 6% increase due to flows and a 4% increase due to market appreciation. ECB's AUM increase reflects strong investment performance and the continued marketing efforts to expand the market share of the business.
Our Private Equity business includes the assets of funds which our Private Equity professionals manage. These funds include ECP II (terminated on December 31, 2014), the Discovery Fund, EMCP II and EMCP III. AUM for Private Equity was flat for the three months ended March 31, 2016.
AUM from our unconsolidated affiliates decreased 4% from December 31, 2015 related to negative performance in Atalanta Sosnoff, G5 ǀ Evercore and ABS.
Three Months Ended March 31, 2016 versus March 31, 2015
Net Investment Management Revenues were $18.0 million for the three months ended March 31, 2016, compared to $21.4 million for the three months ended March 31, 2015. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 25% from the three months ended March 31, 2015, primarily reflecting a decrease in Institutional Asset Management fees related to our deconsolidation of Atalanta Sosnoff (which reflected revenue of $5.7 million for the three months ended March 31, 2015), partially offset by higher fees in Wealth Management. Fee-based revenues included $0.01 million of revenues from performance fees for the three months ended March 31, 2016 and 2015. Realized and Unrealized Gains increased 131% from the prior year primarily resulting from higher gains in our private equity funds, partially offset by lower gains in Institutional Asset Management. Income from Equity Method Investments increased from the three months ended March 31, 2015 as a result of the inclusion of Atalanta Sosnoff’s earnings in the first quarter of 2016, as well as an increase in earnings from ABS and G5 ǀ Evercore.

Operating Expenses were $14.2 million for the three months ended March 31, 2016, as compared to $20.0 million for the three months ended March 31, 2015, a decrease of $5.7 million, or 29%, primarily reflecting the deconsolidation of Atalanta Sosnoff (which reflected expenses of $5.3 million for the three months ended March 31, 2015). Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $10.2 million for the three months ended March 31, 2016, as compared to $14.5 million for the three months ended March 31, 2015, a decrease of $4.3 million, or 30%. Non-compensation expenses, as a component of Operating Expenses, were $4.0 million, as compared to $5.5 million for the three months ended March 31, 2015, a decrease of $1.5 million, or 27%.
Other Expenses of $0.1 million for the three months ended March 31, 2016 included intangible asset and other amortization. Other Expenses of $3.4 million for the three months ended March 31, 2015 included Special Charges of $3.3 million and intangible asset and other amortization of $0.1 million.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our repurchase agreements, Notes Payable, subordinated borrowings and the line of credit. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with certain fees being collected in a period exceeding one year. Management fees from our private equity investment management activities are generally billed in advance but collected at the end of a half year period from billing. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our line of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$7,678	$5,893
Non-cash charges	76,958	77,187
Other operating activities	(201,529)	(161,865)
Operating activities	(116,893)	(78,785)
Investing activities	(5,680)	5,435
Financing activities	(31,901)	(50,788)
Effect of exchange rate changes	(2,767)	(2,241)
Net Increase (Decrease) in Cash and Cash Equivalents	(157,241)	(126,379)
Cash and Cash Equivalents
Beginning of Period	448,764	352,160
End of Period	$291,523	$225,781
Three Months Ended March 31, 2016. Cash and Cash Equivalents were $291.5 million at March 31, 2016, a decrease of $157.2 million versus Cash and Cash Equivalents of $448.8 million at December 31, 2015. Operating activities resulted in a net outflow of $116.9 million, primarily related to the payment of 2015 bonus awards. Cash of $5.7 million was used in investing activities primarily related to net purchases of our marketable securities and purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $31.9 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, treasury stock purchases and the repayment of the outstanding borrowings under the senior credit facility with Mizuho, partially offset by the issuance of the Private Placement Notes and short-term borrowings.

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
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, interest expense on our repurchase agreements, Notes Payable, subordinated borrowings and the line of credit and other financing arrangements and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management’s recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes. During periods of unfavorable market or economic conditions, the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. For a further discussion of risks related to our business, refer to "Risk Factors" in our Form 10-K for the year ended December 31, 2015.
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.

In October 2014, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of seven million Class A Shares and/or LP Units for up to $350.0 million. On April 25, 2016, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2016, we repurchased 1,383,000 shares, at an average cost per share of $47.10, for $65.1 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2016, we repurchased 952,292 shares, at an average cost per share of $45.89, for $43.7 million primarily related to minimum tax withholding requirements of share deliveries.
On January 29, 2016, we purchased, at fair value, all of the noncontrolling interest in ECB for $6.5 million.
Private Placement
On March 30, 2016, the Company issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of its 4.88% Series A senior notes due 2021 (the "Series A Notes"), $67.0 million aggregate principal amount of its 5.23% Series B senior notes due 2023 (the "Series B Notes"), $48.0 million aggregate principal amount of its 5.48% Series C senior notes due 2026 (the "Series C Notes") and $17.0 million aggregate principal amount of its 5.58% Series D senior notes due 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "Private Placement Notes"), pursuant to a note purchase agreement (the "Note Purchase Agreement") dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's material domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default.
The Company used $120.0 million of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and will use the remaining net proceeds for general corporate purposes.
Lines of Credit
On June 26, 2015, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $75.0 million, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time.  This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bear interest at the prime rate. The facility was renewed on June 26, 2015 and the maturity date was extended to June 27, 2016. On January 15, 2016, the line of credit from First Republic Bank was decreased to an aggregate principal amount of up to $50.0 million. In addition, the agreement was modified to impose similar quarterly financial covenants as the Company agreed to in the senior credit facility with Mizuho executed in November 2015, including (i) a Minimum Consolidated Tangible Net Worth, (ii) a Minimum Unencumbered Liquid Asset Ratio and (iii) a Maximum Consolidated Leverage Ratio. On January 27, 2016, the Company drew down $50.0 million on this facility, all of which was outstanding as of March 31, 2016.

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
Other Commitments
As of March 31, 2016, the Company had $22.6 million in subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In April 2016, the Company repaid $6.0 million of this borrowing pursuant to a separate agreement.
We have made certain capital commitments with respect to our investment activities, as well as commitments related to contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 0.8 years, as of March 31, 2016, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
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
As of March 31, 2016 and December 31, 2015, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	March 31, 2016		December 31, 2015
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$33,248		$41,742
Securities Purchased Under Agreements to Resell	2,319	$2,319	2,191	$2,192
Total Assets	35,567		43,933
Liabilities
Securities Sold Under Agreements to Repurchase	(35,579)	$(35,589)	(44,000)	$(44,063)
Net Liabilities	$(12)		$(67)
Risk Measures
VaR	$3		$4
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(8)		$(20)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$8		$20

Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
As of March 31, 2016, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740; hence, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $5.6 million and $8.2 million as of March 31, 2016 and December 31, 2015, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2022, depending on the timing and level of investments by our private equity funds.
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
Market and Investment Risk
Institutional Asset Management
We invest in funds managed by EWM which principally hold equity securities. As of March 31, 2016, the fair value of our investments with these products, based on closing prices, was $3.9 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $0.4 million for the three months ended March 31, 2016.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.3 million for the three months ended March 31, 2016.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2016, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($2.2) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of March 31, 2016 and December 31, 2015, total receivables amounted to $145.6 million and $175.5 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the three months ended March 31, 2016 and 2015.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2016, we had Marketable Securities of $46.9 million, of which 90% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
In January 2015, Donna Marie Coburn filed a proposed class action complaint against Evercore Trust Company ("ETC") in the U.S. District Court for the District of Columbia, in which she purported to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present. The complaint alleged that ETC breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and claimed that the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock. ETC believes that it has meritorious defenses against the plaintiff’s claims and intends to vigorously defend the action. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail. On April 13, 2015, ETC moved to dismiss the complaint for failure to state a claim upon which relief may be granted, and on February 17, 2016, the district court granted ETC’s motion to dismiss. On March 15, 2016, plaintiff noticed an appeal of the district court’s decision. Briefing has not yet commenced on the appeal.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2016	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	510,081	$49.96	500,972	1,884,085
February 1 to February 29	1,813,583	45.65	882,028	1,002,057
March 1 to March 31	11,628	49.67	—	1,002,057
Total	2,335,292	$46.61	1,383,000	1,002,057

(1)	These include the repurchase of 952,292 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2)
In October 2014, our Board authorized the repurchase of shares of additional Class A Shares and/or LP Units so that we will be able to repurchase an aggregate of seven million Class A Shares and/or LP Units for up to $350.0 million. On April 25, 2016, our Board authorized the repurchase of additional Class A Shares and/or LP Units so that going forward we will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

10.1	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 31, 2016)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes In Equity for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2016

Evercore Partners Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 31, 2016)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes In Equity for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)