Form 10-Q
period 2016-06-30
Evercore Partners Inc.
filed 2016-08-04
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 27, 2016 was 38,788,899. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 27, 2016 was 25 (excluding 75 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Current Assets
Cash and Cash Equivalents	$247,270	$448,764
Marketable Securities	68,726	43,787
Assets Held for Sale	6,849	—
Financial Instruments Owned and Pledged as Collateral at Fair Value	12,297	41,742
Securities Purchased Under Agreements to Resell	21,989	2,191
Accounts Receivable (net of allowances of $1,212 and $1,313 at June 30, 2016 and December 31, 2015, respectively)	189,003	175,497
Receivable from Employees and Related Parties	18,033	21,189
Other Current Assets	15,480	16,294
Total Current Assets	579,647	749,464
Investments	122,790	126,651
Deferred Tax Assets	303,971	298,115
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $48,344 and $42,656 at June 30, 2016 and December 31, 2015, respectively)	45,049	47,980
Goodwill	164,701	166,461
Intangible Assets (net of accumulated amortization of $28,174 and $21,754 at June 30, 2016 and December 31, 2015, respectively)	34,602	41,010
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	45,690	39,290
Total Assets	$1,306,650	$1,479,171
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$117,803	$263,862
Accounts Payable and Accrued Expenses	34,507	43,878
Securities Sold Under Agreements to Repurchase	34,288	44,000
Payable to Employees and Related Parties	31,995	28,392
Taxes Payable	12,396	20,886
Liabilities Held for Sale	1,510	—
Other Current Liabilities	12,301	7,031
Total Current Liabilities	244,800	408,049
Notes Payable	167,976	119,250
Subordinated Borrowings	16,550	22,550
Amounts Due Pursuant to Tax Receivable Agreements	186,030	186,036
Other Long-term Liabilities	48,199	36,070
Total Liabilities	663,555	771,955
Commitments and Contingencies (Note 15)
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 57,752,977 and 55,249,559 issued at June 30, 2016 and December 31, 2015, respectively, and 38,769,632 and 39,623,271 outstanding at June 30, 2016 and December 31, 2015, respectively)	577	552
Class B, par value $0.01 per share (1,000,000 shares authorized, 25 issued and outstanding at June 30, 2016 and December 31, 2015)	—	—
Additional Paid-In-Capital	1,278,232	1,210,742
Accumulated Other Comprehensive Income (Loss)	(42,046)	(34,539)
Retained Earnings (Deficit)	(26,651)	(27,791)
Treasury Stock at Cost (18,983,345 and 15,626,288 shares at June 30, 2016 and December 31, 2015, respectively)	(804,191)	(644,412)
Total Evercore Partners Inc. Stockholders' Equity	405,921	504,552
Noncontrolling Interest	237,174	202,664
Total Equity	643,095	707,216
Total Liabilities and Equity	$1,306,650	$1,479,171
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Investment Banking Revenue	$327,174	$246,550	$567,800	$464,188
Investment Management Revenue	22,255	24,505	40,684	46,586
Other Revenue, Including Interest	5,764	1,852	7,141	4,559
Total Revenues	355,193	272,907	615,625	515,333
Interest Expense	4,537	4,811	7,256	9,254
Net Revenues	350,656	268,096	608,369	506,079
Expenses
Employee Compensation and Benefits	221,334	173,144	401,249	336,270
Occupancy and Equipment Rental	10,582	11,684	21,356	23,914
Professional Fees	13,751	13,164	24,453	22,597
Travel and Related Expenses	15,989	13,400	29,818	26,570
Communications and Information Services	9,786	9,738	19,789	18,300
Depreciation and Amortization	6,626	6,313	13,008	12,714
Special Charges	—	(139)	—	5,499
Acquisition and Transition Costs	(329)	917	(329)	1,401
Other Operating Expenses	10,312	8,764	20,295	16,705
Total Expenses	288,051	236,985	529,639	463,970
Income Before Income from Equity Method Investments and Income Taxes	62,605	31,111	78,730	42,109
Income from Equity Method Investments	1,664	1,998	2,951	3,105
Income Before Income Taxes	64,269	33,109	81,681	45,214
Provision for Income Taxes	30,676	16,723	40,410	22,935
Net Income	33,593	16,386	41,271	22,279
Net Income Attributable to Noncontrolling Interest	9,506	5,622	11,866	7,215
Net Income Attributable to Evercore Partners Inc.	$24,087	$10,764	$29,405	$15,064
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$24,087	$10,764	$29,405	$15,064
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,249	36,445	39,435	36,584
Diluted	43,603	42,165	44,261	42,479
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
Basic	$0.61	$0.30	$0.75	$0.41
Diluted	$0.55	$0.26	$0.66	$0.35

Dividends Declared per Share of Class A Common Stock	$0.31	$0.28	$0.62	$0.56
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$33,593	$16,386	$41,271	$22,279
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(832)	(157)	(816)	(983)
Foreign Currency Translation Adjustment Gain (Loss), net	(6,322)	1,902	(8,539)	(1,912)
Other Comprehensive Income (Loss)	(7,154)	1,745	(9,355)	(2,895)
Comprehensive Income	26,439	18,131	31,916	19,384
Comprehensive Income Attributable to Noncontrolling Interest	8,039	5,818	10,018	6,534
Comprehensive Income Attributable to Evercore Partners Inc.	$18,400	$12,313	$21,898	$12,850

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2016
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2015	55,249,559	$552	$1,210,742	$(34,539)	$(27,791)	(15,626,288)	$(644,412)	$202,664	$707,216
Net Income	—	—	—	—	29,405	—	—	11,866	41,271
Other Comprehensive Income (Loss)	—	—	—	(7,507)	—	—	—	(1,848)	(9,355)
Treasury Stock Purchases, net	—	—	—	—	—	(3,357,057)	(159,779)	—	(159,779)
Evercore LP Units Converted into Class A Common Stock	232,217	2	6,190	—	—	—	—	(6,192)	—
Equity-based Compensation Awards	2,271,201	23	58,687	—	—	—	—	52,498	111,208
Dividends and Equivalents	—	—	3,870	—	(28,265)	—	—	—	(24,395)
Noncontrolling Interest (Note 12)	—	—	(1,257)	—	—	—	—	(21,814)	(23,071)
Balance at June 30, 2016	57,752,977	$577	$1,278,232	$(42,046)	$(26,651)	(18,983,345)	$(804,191)	$237,174	$643,095

	For the Six Months Ended June 30, 2015
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2014	46,414,240	$464	$950,147	$(20,387)	$(17,814)	(10,159,116)	$(361,129)	$160,952	$712,233
Net Income	—	—	—	—	15,064	—	—	7,215	22,279
Other Comprehensive Income (Loss)	—	—	—	(2,214)	—	—	—	(681)	(2,895)
Treasury Stock Purchases, net	—	—	—	—	—	(2,449,884)	(123,639)	—	(123,639)
Evercore LP Units Purchased or Converted into Class A Common Stock	209,080	2	3,347	—	—	—	—	(3,793)	(444)
Equity-based Compensation Awards	2,146,611	22	65,199	—	—	—	—	43,400	108,621
Dividends and Equivalents	—	—	3,295	—	(25,998)	—	—	—	(22,703)
Noncontrolling Interest (Note 12)	—	—	610	—	—	—	—	(9,984)	(9,374)
Balance at June 30, 2015	48,769,931	$488	$1,022,598	$(22,601)	$(28,748)	(12,609,000)	$(484,768)	$197,109	$684,078

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net Income	$41,271	$22,279
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	198	2,313
Equity Method Investments	4,251	3,118
Equity-Based and Other Deferred Compensation	124,348	106,139
Depreciation, Amortization and Accretion	13,067	13,846
Bad Debt Expense	554	141
Deferred Taxes	(958)	9,557
Decrease (Increase) in Operating Assets:
Marketable Securities	339	310
Financial Instruments Owned and Pledged as Collateral at Fair Value	27,417	48,004
Securities Purchased Under Agreements to Resell	(20,468)	(26,962)
Accounts Receivable	(17,790)	9,618
Receivable from Employees and Related Parties	3,027	195
Other Assets	(7,671)	(18,618)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(148,263)	(113,581)
Accounts Payable and Accrued Expenses	(6,753)	(963)
Securities Sold Under Agreements to Repurchase	(7,011)	(21,135)
Payables to Employees and Related Parties	3,598	12,062
Taxes Payable	(11,291)	448
Other Liabilities	11,305	(437)
Net Cash Provided by Operating Activities	9,170	46,334
Cash Flows From Investing Activities
Investments Purchased	(1,529)	(224)
Distributions of Private Equity Investments	107	6,593
Marketable Securities:
Proceeds from Sales and Maturities	18,260	20,369
Purchases	(43,820)	(15,704)
Loans Receivable	—	(3,500)
Assets Held for Sale	(906)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(4,732)	(7,695)
Net Cash Provided by (Used in) Investing Activities	(32,620)	(161)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	885	307
Purchase of Noncontrolling Interests	(6,482)	—
Distributions to Noncontrolling Interests	(17,193)	(10,291)
Cash Paid for Deferred and Contingent Consideration	(5,050)	—
Short-Term Borrowing	50,000	45,000
Repayment of Short-Term Borrowing	(50,000)	(45,000)
Repayment of Subordinated Borrowings	(6,000)	—
Payment of Notes Payable - Mizuho	(120,000)	—
Issuance of Notes Payable	170,000	—
Debt Issuance Costs	(2,084)	—
Purchase of Treasury Stock	(159,779)	(123,639)
Excess Tax Benefits Associated with Equity-Based Awards	4,385	8,877
Dividends - Class A Stockholders	(24,397)	(22,703)
Net Cash Provided by (Used in) Financing Activities	(165,715)	(147,449)
Effect of Exchange Rate Changes on Cash	(12,329)	(805)
Net Increase (Decrease) in Cash and Cash Equivalents	(201,494)	(102,081)
Cash and Cash Equivalents-Beginning of Period	448,764	352,160
Cash and Cash Equivalents-End of Period	$247,270	$250,079

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$4,757	$8,661
Payments for Income Taxes	$50,131	$16,841
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$—	$(610)
Dividend Equivalents Issued	$3,870	$3,295
Receipt of Securities in Settlement of Accounts Receivable	$—	$1,079
Purchase of Noncontrolling Interest	$—	$1,123

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
Evercore Asia Limited ("Evercore Asia"), Evercore Asia (Singapore) PTE. LTD. ("Evercore Singapore") and International Strategy & Investment (UK) Limited ("ISI UK") are also VIEs pursuant to ASC 810 and the Company is the primary beneficiary of these VIEs. Specifically, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to the entities, and has decision making authority that significantly affects the economic performance of the entities. Following the adoption of ASU 2015-02, the Company also concluded that Evercore Partners International LLP ("EPI LLP") is a VIE and that the Company is the primary beneficiary of this VIE. The Company has the majority economic interest in EPI LLP and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore Asia, Evercore Singapore, ISI UK and EPI LLP assets of $148,727 and liabilities of $84,540 at June 30, 2016 and assets of $151,583 and liabilities of $110,424 at December 31, 2015.
All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.
Note 3 – Recent Accounting Pronouncements
ASU 2014-09 – In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides amendments to ASC No. 605, "Revenue Recognition" and creates ASC No. 606, "Revenue from Contracts with Customers," which changes the requirements for revenue recognition and amends the disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date," which provides amendments that defer the effective date of ASU 2014-09 by one year. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing," which provides clarification to identifying performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarification on certain issues identified in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition in ASU 2014-09. The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC No. 840, "Leases," and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The amendments in this update are effective using a modified retrospective approach at the beginning of the earliest period presented, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2016-13 - In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 provides amendments to ASC No. 326, "Financial Instruments - Credit Losses," which amend the guidance on the impairment of financial instruments and adds an impairment model (the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Entities will recognize an allowance for its estimate of expected credit losses as of the end of each reporting period. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Acquisition and Transition Costs, Special Charges and Intangible Asset Amortization
Acquisition and Transition Costs
The Company recognized ($329) for the three and six months ended June 30, 2016 and $917 and $1,401 for the three and six months ended June 30, 2015, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. In addition, in 2016 acquisition and transition costs included the reversal of $733 of a provision for certain settlements previously established in the fourth quarter of 2015.
Special Charges
The Company recognized ($139) and $5,499 for the three and six months ended June 30, 2015, respectively, as Special Charges incurred related to separation benefits and costs associated with the termination of certain contracts within the Company’s Evercore ISI business, and the finalization of a matter associated with the wind-down of the Company’s U.S. Private Equity business.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $2,862 and $6,077 for the three and six months ended June 30, 2016, respectively, and $2,940 and $5,884 for the three and six months ended June 30, 2015,

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $144 and $343 for the three and six months ended June 30, 2016, respectively, and $938 and $1,876 for the three and six months ended June 30, 2015, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 5 – Related Parties
 Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $6,355 and $8,749 for the three and six months ended June 30, 2016, respectively, and $1,674 and $2,887 for the three and six months ended June 30, 2015, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $750 and $1,301 for the three and six months ended June 30, 2016, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $15,241 and $6,967 as of June 30, 2016 and December 31, 2015, respectively.
The Company had $16,550 and $22,550 in subordinated borrowings, principally with an executive officer of the Company, as of June 30, 2016 and December 31, 2015, respectively. See Note 10 for further information.
Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$6,482	$21	$3,322	$3,181	$6,463	$10	$2,523	$3,950
Debt Securities Carried by EGL	40,402	166	5	40,563	37,404	94	8	37,490
Investment Funds	24,476	530	24	24,982	2,291	155	99	2,347
Total	$71,360	$717	$3,351	$68,726	$46,158	$259	$2,630	$43,787
Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$101	$101	$204	$204
Due after one year through five years	1,422	1,442	1,537	1,545
Due after five years through 10 years	237	238	—	—
Total	$1,760	$1,781	$1,741	$1,749
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at June 30, 2016.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

and losses included in earnings. The Company had net realized losses of ($10) and ($21) for the three and six months ended June 30, 2016, respectively, and ($12) and ($23) for the three and six months ended June 30, 2015, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($175) and ($339) for the three and six months ended June 30, 2016, respectively, and ($187) and ($310) for the three and six months ended June 30, 2015, respectively.
Investment Funds
The Company invests in a portfolio of exchange traded funds and mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $534 and $525 for the three and six months ended June 30, 2016, respectively, and ($4) and $156 for the three and six months ended June 30, 2015, respectively.
Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 0.7 years, as of June 30, 2016, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
As of June 30, 2016 and December 31, 2015, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2016		December 31, 2015
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$12,297		$41,742
Securities Purchased Under Agreements to Resell	21,989	$21,992	2,191	$2,192
Total Assets	$34,286		$43,933
Liabilities
Securities Sold Under Agreements to Repurchase	$(34,288)	$(34,286)	$(44,000)	$(44,063)
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
The Company also has investments in G5 Holdings S.A. ("G5 ǀ Evercore"), ABS Investment Management, LLC ("ABS") and Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), which are voting interest entities. The Company’s share of earnings (losses) on its investments in G5 ǀ Evercore, ABS and Atalanta Sosnoff (after its deconsolidation on December 31, 2015) are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
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
On December 31, 2014, ECP II was terminated. The Company's investment at June 30, 2016 of $959 is comprised of its remaining interest in the general partner, including $818 in cash, $61 in a seller note and $80 in securities.
In 2013, the Company held a fourth and final closing on EMCP III, a private equity fund focused on middle market investments in Mexico. The total subscribed capital commitments of $201,000 included a capital commitment of $10,750 by the general partner of EMCP III, Evercore Mexico Partners III ("EMP III"), of which $1,000 relates to the Company and $9,750 relates to noncontrolling interest holders. At June 30, 2016, unfunded commitments of EMP III were $3,675, including $300 due from the Company.
A summary of the Company’s investment in the private equity funds as of June 30, 2016 and December 31, 2015 was as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2016	December 31, 2015
ECP II	$959	$983
Discovery Fund	7,394	6,632
EMCP II	6,086	6,091
EMCP III	544	5,786
CSI Capital	—	35
Trilantic IV	3,505	2,829
Trilantic V	5,039	4,117
Total Private Equity Funds	$23,527	$26,473
Net realized and unrealized gains on private equity fund investments were $4,764 and $6,131 for the three and six months ended June 30, 2016, respectively, and $1,815 and $1,326 for the three and six months ended June 30, 2015, respectively. During the six months ended June 30, 2015, ECP II, EMCP II, CSI Capital and Trilantic IV made distributions of $3,000, $3,194, $2,750 and $1,650, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2016, there was no previously distributed carried interest that was subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Evercore Partners II, L.L.C. ("EP II L.L.C."), the general partner of ECP II, is a VIE pursuant to ASC 810. The Company owned 8%-9% of the carried interest earned by the general partner of ECP II. The Company's assessment of the design of EP II L.L.C. resulted in the determination that the Company is not acting as an agent for other members of the general partner and is a passive holder of interests in the fund, evidenced by the fact that the Company is a non-voting, non-managing member of the general partner and, therefore, has no authority in directing the management operations of the general partner. Furthermore, the Company does not have the obligation to absorb significant losses or the right to receive benefits that could potentially have a significant impact to EP II L.L.C. Accordingly, the Company has concluded that it is not the primary beneficiary of EP II L.L.C. and has not consolidated EP II L.L.C. in the Company's unaudited condensed consolidated financial statements.
In 2013, EMP III amended and restated its Limited Partnership Agreement and admitted certain limited partners, which are related parties of the Company.  The Company viewed this modification as a reconsideration event under ASC 810-10, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51," and concluded that EMP III is a VIE and that the Company is the primary beneficiary of this VIE. Specifically, the Company's general partner interests in EMP III provides the Company with the ability to make decisions that significantly impact the economic performance of EMP III, while the limited partners do not possess substantive participating rights over EMP III. The Company's assessment of the primary beneficiary of EMP III included assessing which parties have the power to significantly impact the economic performance of EMP III and the obligation to absorb losses, which could be potentially significant to EMP III, or the right to receive benefits from EMP III that could be potentially significant. The Company had previously consolidated EMP III as a voting interest entity; accordingly, consolidating as a VIE had no impact on the assets and liabilities of the Company. The Company consolidated EMP III assets of $6,572 and liabilities of $83 at June 30, 2016 and assets of $6,030 and liabilities of $164 at December 31, 2015, in the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The assets retained by EMP III are for the benefit of the interest holders of EMP III and the liabilities are generally non-recourse to the Company.
Glisco Transaction
On July 19, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco Partners Inc. ("Glisco"), which will assume all responsibility for the management of the existing funds EMCP II and EMCP III. These principals will cease to be employed by the Company following this transaction. An SMD of the Company will continue to serve on the Investment Committee for the funds.
As consideration for this transaction, the Company will receive a fixed percentage of the management fees earned by Glisco for a period of up to ten years, as well as a portion of the carried interest in the next two successor funds. The Company will commit to invest capital in those successor funds consistent with the level of carried interest it owns and will retain its

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

carried interest and its capital interests in the existing funds. In conjunction with this transaction, the Company entered into a transition services agreement to provide operational support to Glisco for a period of up to 18 months.
Completion of this transaction, which is subject to consent by the Limited Partner Advisory Committee of the funds and regulatory approval in Mexico, is expected to occur before the end of 2016.
Following this transaction, the Company will cease to have a general partner’s interest in and will deconsolidate Evercore Mexico Partners II and III (the General Partners of EMCP II and EMCP III) and related subsidiaries. Going forward the Company will maintain a limited partner’s interest in the general partners of the funds.
In addition, the Company will maintain a limited partner’s interest and record an investment in Glisco Manager Holdings LP, from which the Company will receive its portion of the  management fees earned by Glisco. The Company’s investment in Glisco Manager Holdings LP will be accounted for as a cost method investment.
As of June 30, 2016, the Company recorded $6,849 of Assets Held for Sale, comprised primarily of $5,847 of investments related to the interest held by the noncontrolling interest holders of EMP III and $906 of cash. The Company also recorded $1,510 of Liabilities Held for Sale, comprised primarily of accrued compensation and benefits and accounts payable, related to the entities to be transferred. Noncontrolling interest of $6,126 is also recorded as of June 30, 2016 related to the entities to be transferred.
Investment in Trilantic Capital Partners and Others
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During the six months ended June 30, 2016, $537 and $33 of this investment was allocated to Trilantic Fund V and IV, respectively. During 2015, $636 and $8 of this investment was allocated to Trilantic Fund V and IV, respectively. During 2014, $689 of this investment was allocated to Trilantic Fund V. During 2013, $825 and $29 of this investment was allocated to Trilantic Fund V and Trilantic Fund IV, respectively. From 2010 to 2012, $1,091 of this investment was allocated to Trilantic Fund IV. This investment had a balance of $12,242 and $12,812 as of June 30, 2016 and December 31, 2015, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $2,550 was unfunded at June 30, 2016. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.
In the second quarter of 2015, the Company received an equity security in a private company with a fair value of $1,079 in exchange for advisory services. This investment is accounted for on the cost basis.
Equity Method Investments
A summary of the Company’s other investments accounted for under the equity method of accounting as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
G5 ǀ Evercore	$24,665	$20,730
ABS	37,890	41,567
Atalanta Sosnoff	23,387	23,990
Total	$85,942	$86,287
G5 ǀ Evercore
In 2010, the Company made an investment accounted for under the equity method of accounting in G5 ǀ Evercore. At June 30, 2016, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings of $277 and $29 for the three and six months ended June 30, 2016, respectively, and $708 and $651 for the three and six months ended June 30, 2015, respectively, included within Income from Equity Method Investments on the Unaudited Condensed

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Consolidated Statements of Operations. In addition, the investment is subject to currency translation from Brazilian Real to the U.S. Dollar.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At June 30, 2016, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,244 and $2,574 for the three and six months ended June 30, 2016, respectively, and $1,290 and $2,454 for the three and six months ended June 30, 2015, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities and accounted for its interest in Atalanta Sosnoff under the equity method of accounting from that date forward. The carrying amount of the investment of $23,990, at December 31, 2015, represented its fair value on that date. At June 30, 2016, the Company’s economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $143 and $348 for the three and six months ended June 30, 2016, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $884 and $1,764 for the three and six months ended June 30, 2016, respectively, and $621 and $1,242 for the three and six months ended June 30, 2015, respectively.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at June 30, 2016 and December 31, 2015 are based on quoted market prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2016
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,381	$—	$44,381
Securities Investments (1)	4,399	1,781	—	6,180
Investment Funds	24,982	—	—	24,982
Financial Instruments Owned and Pledged as Collateral at Fair Value	12,297	—	—	12,297
Total Assets Measured At Fair Value	$41,678	$46,162	$—	$87,840

	December 31, 2015
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,144	$—	$44,144
Securities Investments (1)	5,200	1,749	—	6,949
Investment Funds	2,347	—	—	2,347
Financial Instruments Owned and Pledged as Collateral at Fair Value	41,742	—	—	41,742
Total Assets Measured At Fair Value	$49,289	$45,893	$—	$95,182

(1)
Includes $6,817 and $9,653 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015, respectively.

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
The Company had no transfers between fair value levels during the six months ended June 30, 2016 or the year ended December 31, 2015.

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

		June 30, 2016
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$240,453	$240,453	$—	$—	$240,453
Securities Purchased Under Agreements to Resell	21,989	—	21,989	—	21,989
Accounts Receivable	189,003	—	189,003	—	189,003
Receivable from Employees and Related Parties	18,033	—	18,033	—	18,033
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Loans Receivable	3,500	—	3,560	—	3,560
Financial Liabilities:
Accounts Payable and Accrued Expenses	$34,507	$—	$34,507	$—	$34,507
Securities Sold Under Agreements to Repurchase	34,288	—	34,288	—	34,288
Payable to Employees and Related Parties	31,995	—	31,995	—	31,995
Notes Payable	167,976	—	175,459	—	175,459
Subordinated Borrowings	16,550	—	16,925	—	16,925

		December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$439,111	$439,111	$—	$—	$439,111
Securities Purchased Under Agreements to Resell	2,191	—	2,191	—	2,191
Accounts Receivable	175,497	—	175,497	—	175,497
Receivable from Employees and Related Parties	21,189	—	21,189	—	21,189
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Loans Receivable	3,500	—	3,666	—	3,666
Financial Liabilities:
Accounts Payable and Accrued Expenses	$43,878	$—	$43,878	$—	$43,878
Securities Sold Under Agreements to Repurchase	44,000	—	44,000	—	44,000
Payable to Employees and Related Parties	28,392	—	28,392	—	28,392
Notes Payable	119,250	—	120,373	—	120,373
Subordinated Borrowings	22,550	—	23,076	—	23,076
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
The fair value of the Company’s Loans Receivable, Notes Payable and Subordinated Borrowings is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.
The carrying amounts reported on the Unaudited Condensed Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivable from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payable to Employees and Related Parties, Assets Segregated for Bank Regulatory Requirements approximate fair value due to the short-term nature of these items.
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
Notes Payable is comprised of the following as of June 30, 2016:

Note	Maturity Date	Effective Annual Interest Rate	Carrying Value as of June 30, 2016 (a)
Evercore Partners Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,555
Evercore Partners Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,203
Evercore Partners Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,423
Evercore Partners Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,795
Total			$167,976
(a) Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
The Company has subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In April 2016, the Company repaid $6,000 of the original borrowings pursuant to a separate agreement. The Company had $16,550 and $22,550 in subordinated borrowings pursuant to these agreements as of June 30, 2016 and December 31, 2015, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 11 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on July 26, 2016, a quarterly cash dividend of $0.31 per share, to the holders of record of Class A common stock ("Class A Shares") as of August 26, 2016, which will be paid on September 9, 2016. During the six months ended June 30, 2016, the Company declared and paid dividends of $0.62 per share, totaling $24,395.
Treasury Stock – During the six months ended June 30, 2016, the Company purchased 969 Class A Shares primarily from employees at values ranging from $44.67 to $54.68 per share (at an average cost per share of $45.99), primarily for the net settlement of stock-based compensation awards, and 2,388 net Class A Shares at market values ranging from $44.59 to $52.74 per share (at an average cost per share of $48.21) pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $159,779 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2016.
LP Units – During the six months ended June 30, 2016, 232 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $2 and $6,190, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2016.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2016, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,213) and ($36,833), respectively.
Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 14% interest in Evercore LP, a 38% interest in Evercore Wealth Management ("EWM"), a 39% interest in Evercore Private Capital Advisory L.P. ("PCA"), a 34% equity interest in Atalanta Sosnoff (through December 31, 2015, the date it was deconsolidated), a 28% interest in ECB (through January 29, 2016, the date all of the noncontrolling interest was repurchased by the Company) and other private equity partnerships. The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the six months ended June 30, 2016 and 2015 were as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Six Months Ended June 30,
	2016	2015
Beginning balance	$202,664	$160,952

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	11,866	7,215
Other comprehensive income (loss)	(1,848)	(681)
Total comprehensive income	10,018	6,534

Evercore LP Units Purchased or Converted into Class A Shares	(6,192)	(3,793)
Amortization and Vesting of LP Units/Interests	52,498	43,400

Other Items:
Distributions to Noncontrolling Interests	(17,193)	(10,291)
Issuance of Noncontrolling Interest	885	307
Purchase of Noncontrolling Interest	(5,225)	—
Other, net	(281)	—
Total other items	(21,814)	(9,984)

Ending balance	$237,174	$197,109
Other Comprehensive Income - Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of $370 and ($367) for the three and six months ended June 30, 2016, respectively, and ($131) and ($327) for the three and six months ended June 30, 2015, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($1,097) and ($1,481) for the three and six months ended June 30, 2016, respectively, and $327 and ($354) for the three and six months ended June 30, 2015, respectively.
Atalanta Sosnoff - On December 31, 2015, the Company deconsolidated the assets and liabilities of Atalanta Sosnoff, as well as its related redeemable noncontrolling interests.
Interests Purchased - On January 29, 2016, the Company purchased, at fair value, all of the noncontrolling interest in ECB for $6,482.
EMP III - On July 19, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco. Upon the closing of this transaction, which is anticipated by the end of 2016, the Company will deconsolidate the noncontrolling interest in EMP III. See Note 8 for further information.
Note 13 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three and six months ended June 30, 2016 and 2015 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$24,087	$10,764	$29,405	$15,064
Denominator:
Weighted average Class A Shares outstanding, including vested restricted stock units ("RSUs")	39,249	36,445	39,435	36,584
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.61	$0.30	$0.75	$0.41
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$24,087	$10,764	$29,405	$15,064
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)	(a)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$24,087	$10,764	$29,405	$15,064
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,249	36,445	39,435	36,584
Assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	1,569	1,804	1,728	2,029
Shares that are contingently issuable (b)	2,785	813	3,098	768
Assumed conversion of Warrants issued (c)	—	3,103	—	3,098
Diluted weighted average Class A Shares outstanding	43,603	42,165	44,261	42,479
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.55	$0.26	$0.66	$0.35

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and six months ended June 30, 2016 and 2015, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,499 and 6,456 for the three and six months ended June 30, 2016, respectively, and 6,712 and 6,752 for the three and six months ended June 30, 2015, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $3,952 and $5,263 for the three and six months ended June 30, 2016, respectively, and $2,132 and $2,815

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

for the three and six months ended June 30, 2015, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E limited partnership units of Evercore LP ("Class E LP Units") are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

(b)
At June 30, 2016 and 2015, the Company has outstanding Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") which are contingently exchangeable into Class E LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. See Note 14 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, the Company’s Class G and H LP Interests will be included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that will be included in diluted weighted average Class A Shares outstanding will be based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The interests that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted EPS were 2,785 and 3,098 for the three and six months ended June 30, 2016, respectively, and 813 and 768 for the three and six months ended June 30, 2015, respectively.

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
Note 14 – Share-Based and Other Deferred Compensation
Equity Grants
During the six months ended June 30, 2016, the Company granted employees 2,920 RSUs that are Service-based Awards. Service-based Awards granted during the six months ended June 30, 2016 had grant date fair values of $44.67 to $50.81 per share. During the six months ended June 30, 2016, 2,205 Service-based Awards vested and 54 Service-based Awards were forfeited.
Compensation expense related to Service-based Awards was $28,516 and $57,278 for the three and six months ended June 30, 2016, respectively, and $27,465 and $54,960 for the three and six months ended June 30, 2015, respectively.
During the second quarter of 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan. The amended plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares.
Deferred Cash Program
The Company's deferred compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. During the first quarter of 2016, the Company granted $38,647 of deferred cash awards pursuant to the deferred compensation program. Compensation expense related to this deferred compensation program was $4,557 and $7,117 for the three and six months ended June 30, 2016, respectively, and $448 and $1,008 for the three and six months ended June 30, 2015, respectively.
Acquisition-related LP Units
Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that were unvested and vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested, subject to continued employment with the Company. The units will become exchangeable into Class A common shares of the Company subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

was $4,937 and $10,550 for the three and six months ended June 30, 2016, respectively, and $4,893 and $9,961 for the three and six months ended June 30, 2015, respectively.
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
Based on Evercore ISI’s results for 2015 and for the first six months of 2016, the Company determined that the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was probable at June 30, 2016. This determination assumes Management Basis EBIT margin of 16.2% and annual Management Basis EBIT of $38,820 being achieved over the remaining performance period for Evercore ISI which would result in 3,767 Class G and H LP Interests vesting and becoming exchangeable into Class E LP Units. For the six months ended June 30, 2015, the Company had determined that the achievement of certain of the remaining performance thresholds for the Class G and H LP Interests was probable and assumed a Management Basis EBIT margin of 15% and annual Management Basis EBIT of $32,800 being achieved over the performance period for Evercore ISI. Accordingly, $15,698 and $41,750 of expense was recorded for the three and six months ended June 30, 2016, respectively, and $13,170 and $33,313 of expense was recorded for the three and six months ended June 30, 2015, respectively, for the Class G and H LP Interests.
Assuming the maximum thresholds for the Class G and H LP Interests were considered probable of achievement at June 30, 2016, an additional $21,606 of expense would have been incurred in the second quarter ended June 30, 2016 and the remaining expense to be accrued over the future vesting period extending from July 1, 2016 to February 15, 2020 would be $141,922. In that circumstance, the total number of Class G and H LP Interests that would vest and become exchangeable to Class E LP Units would be 4,957. Conversely, the life to date actual accrued expense related to unvested Class G and H LP Interests as of June 30, 2016 was $83,486, which will be reversed if the actual performance falls below, or is deemed probable of falling below, the minimum thresholds prior to vesting.
Other Acquisition Related
Lexicon - Compensation expense related to The Lexicon Partnership LLP ("Lexicon") Acquisition-related Awards and deferred cash consideration was $622 and $330, respectively, for the three months ended June 30, 2015, and $1,237 and $301, respectively, for the six months ended June 30, 2015.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A Shares, at the Company's discretion, in the two years following the performance period, to Senior Managing Directors employed by the Company at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $3,739 and $7,478 for the three and six months ended June 30, 2016, respectively, and $1,530 and $3,043 for the three and six months ended June 30, 2015, respectively.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $5,699 and $10,531 for the three and six months ended June 30, 2016, respectively, and $4,371 and $8,951 for the three and six months ended June 30, 2015, respectively. The remaining unamortized amount of these awards was $30,509 as of June 30, 2016.
Separation Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $1,195 and $3,223 for the three and six months ended June 30, 2016, respectively, and $2,188 and $3,795 for the three and six months ended June 30, 2015, respectively. In conjunction with these arrangements, the Company distributed cash payments of $623 and $1,762 for the three and six months ended June 30, 2016, respectively, and $321 and $1,531 for the three and six months ended June 30, 2015, respectively. The Company also granted separation benefits to certain employees, resulting in expense included in Special Charges of approximately ($102) and $1,863 for the three and six months ended June 30, 2015, respectively. In conjunction with these arrangements, the Company distributed cash payments of $487 for the three and six months ended June 30, 2015. See Note 4 for further information.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2025. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $7,769 and $15,753 for the three and six months ended June 30, 2016, respectively, and $8,488 and $17,359 for the three and six months ended June 30, 2015, respectively.
Private Equity – As of June 30, 2016, the Company had unfunded commitments for capital contributions of $5,132 to private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Under the terms of the acquisition agreement for Protego, the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. Beginning in 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of June 30, 2016, the Company recorded Goodwill of $9,653 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $7,394 at June 30, 2016. See Note 8 for further information.
Lines of Credit
On June 26, 2015, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $75,000, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time. This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bear interest at the prime rate. The facility was renewed on June 26, 2015 and the maturity date was extended to June 27, 2016. On January 15, 2016, the line of credit from First Republic Bank was decreased to an aggregate principal amount of up to $50,000. In addition, the agreement was modified to impose similar quarterly financial covenants as the Company agreed to in the senior credit facility with Mizuho executed in November 2015, including (i) a Minimum Consolidated Tangible Net Worth, (ii) a Minimum Unencumbered Liquid Asset Ratio and (iii) a Maximum Consolidated Leverage Ratio. On January 27, 2016, the Company drew down $50,000 on this facility. The Company repaid and terminated its line of credit with First Republic Bank on June 23, 2016.
On June 24, 2016, East entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL's, including

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. Drawings under this facility bear interest at the prime rate. The facility matures on June 23, 2017, subject to an extension agreed to between East and PNC. There have been no monies drawn on this facility as of June 30, 2016.
Other Commitments
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis Partners ("Luminis"), the Company committed to loan Luminis $5,500. The Company paid Luminis $3,500 pursuant to the loan agreement during the six months ended June 30, 2015, which is included within Other Assets on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2016, with the remaining $2,000 due from the Company on demand. The Company may acquire a 20% interest in Luminis in 2017.
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At June 30, 2016, the Company had a remaining commitment for contingent consideration related to its acquisition of Protego in 2006, as well as commitments related to its acquisition of a boutique advisory business in 2014 and its acquisition of Kuna & Co. KG in July 2015.
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
In January 2015, Donna Marie Coburn filed a proposed class action complaint against Evercore Trust Company ("ETC") in the U.S. District Court for the District of Columbia, in which she purported to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present. The complaint alleged that ETC breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and claimed that the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock. ETC believes that it has meritorious defenses against the plaintiff’s claims and intends to vigorously defend the action. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail. On April 13, 2015, ETC moved to dismiss the complaint for failure to state a claim upon which relief may be granted, and on February 17, 2016, the district court granted ETC’s motion to dismiss. On March 15, 2016, plaintiff noticed an appeal of the district court’s decision. Briefing in the appeal is scheduled to be complete on September 9, 2016, and the case is scheduled to be argued to the court of appeals on October 13, 2016.
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of June 30, 2016 and December 31, 2015 was $70,081 and $79,019, respectively, which exceeded the minimum net capital requirement by $69,831 and $78,769, respectively.
On December 31, 2015, the operations of International Strategy & Investment Group L.L.C. were transferred to EGL.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2016.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of June 30, 2016.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $30,676 and $40,410 for the three and six months ended June 30, 2016, respectively, and $16,723 and $22,935 for the three and six months ended June 30, 2015, respectively. The effective tax rate was 48% and 49% for the three and six months ended June 30, 2016, respectively, and 51% for the three and six months ended June 30, 2015. The effective tax rate for 2016 and 2015 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests as well as the noncontrolling interest associated with LP Units and other adjustments.
The Company reported an increase in deferred tax assets of $290 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $4,549 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2016. The Company reported an increase in deferred tax assets of $461 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $1,220 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2015.
As of June 30, 2016, the Company had no unrecognized tax benefits.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations.
Note 18 – Segment Operating Results
Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On December 31, 2015, the Company deconsolidated the assets and liabilities of Atalanta Sosnoff, which was in the Investment Management segment, and accounted for its interest as an equity method investment from that date forward.
The Company’s segment information for the three and six months ended June 30, 2016 and 2015 is prepared using the following methodology:

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

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, as well as the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015.

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
No client accounted for more than 10% of the Company's consolidated Net Revenues for the three and six months ended June 30, 2016.
The following information presents each segment’s contribution.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment Banking
Net Revenues (1)	$328,157	$244,377	$567,870	$460,957
Operating Expenses	246,916	194,271	439,180	365,635
Other Expenses (2)	23,404	22,802	58,432	55,037
Operating Income	57,837	27,304	70,258	40,285
Income from Equity Method Investments	290	803	18	766
Pre-Tax Income	$58,127	$28,107	$70,276	$41,051
Identifiable Segment Assets	$964,009	$848,750	$964,009	$848,750
Investment Management
Net Revenues (1)	$22,499	$23,719	$40,499	$45,122
Operating Expenses	17,300	19,819	31,514	39,775
Other Expenses (2)	431	93	513	3,523
Operating Income	4,768	3,807	8,472	1,824
Income from Equity Method Investments	1,374	1,195	2,933	2,339
Pre-Tax Income	$6,142	$5,002	$11,405	$4,163
Identifiable Segment Assets	$342,641	$450,797	$342,641	$450,797
Total
Net Revenues (1)	$350,656	$268,096	$608,369	$506,079
Operating Expenses	264,216	214,090	470,694	405,410
Other Expenses (2)	23,835	22,895	58,945	58,560
Operating Income	62,605	31,111	78,730	42,109
Income from Equity Method Investments	1,664	1,998	2,951	3,105
Pre-Tax Income	$64,269	$33,109	$81,681	$45,214
Identifiable Segment Assets	$1,306,650	$1,299,547	$1,306,650	$1,299,547

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment Banking (A)	$983	$(2,173)	$70	$(3,231)
Investment Management (B)	244	(786)	(185)	(1,464)
Total Other Revenue, net	$1,227	$(2,959)	$(115)	$(4,695)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2,876 and $4,354 for the three and six months ended June 30, 2016, respectively, and $1,793 and $3,437 for the three and six months ended June 30, 2015, respectively.

(B)
Investment Management Other Revenue, net, includes interest expense on the Notes Payable and the line of credit of $670 for the six months ended June 30, 2016 and $959 and $1,912 for the three and six months ended June 30, 2015, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$20,738	$18,193	$52,497	$44,143
Other Acquisition Related Compensation Charges	—	952	—	1,537
Special Charges	—	(139)	—	2,151
Acquisition and Transition Costs	(733)	906	(733)	1,390
Fair Value of Contingent Consideration	581	—	687	—
Intangible Asset and Other Amortization	2,818	2,890	5,981	5,816
Total Investment Banking	23,404	22,802	58,432	55,037
Investment Management
Special Charges	—	—	—	3,348
Acquisition and Transition Costs	404	11	404	11
Intangible Asset and Other Amortization	27	82	109	164
Total Investment Management	431	93	513	3,523
Total Other Expenses	$23,835	$22,895	$58,945	$58,560
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Revenues: (1)
United States	$218,945	$203,186	$392,855	$365,008
Europe and Other	120,470	56,927	192,681	128,138
Latin America	10,014	10,942	22,948	17,628
Total	$349,429	$271,055	$608,484	$510,774
(1) Excludes Other Revenue and Interest Expense.
The Company’s total assets are located in the following geographical areas:

	June 30, 2016	December 31, 2015
Total Assets:
United States	$997,936	$1,135,570
Europe and Other	222,940	221,358
Latin America	85,774	122,243
Total	$1,306,650	$1,479,171

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Other Revenue also includes income earned on marketable securities, cash and cash equivalents and assets segregated for regulatory purposes, as well as adjustments to amounts due pursuant to our tax receivable agreements, subsequent to its initial establishment, related to changes in state and local tax rates and gains (losses) resulting from foreign currency fluctuations.
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

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, as well as the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015.

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

Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2016 and 2015. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$327,174	$246,550	33%	$567,800	$464,188	22%
Investment Management Revenue	22,255	24,505	(9%)	40,684	46,586	(13%)
Other Revenue	5,764	1,852	211%	7,141	4,559	57%
Total Revenues	355,193	272,907	30%	615,625	515,333	19%
Interest Expense	4,537	4,811	(6%)	7,256	9,254	(22%)
Net Revenues	350,656	268,096	31%	608,369	506,079	20%
Expenses
Operating Expenses	264,216	214,090	23%	470,694	405,410	16%
Other Expenses	23,835	22,895	4%	58,945	58,560	1%
Total Expenses	288,051	236,985	22%	529,639	463,970	14%
Income Before Income from Equity Method Investments and Income Taxes	62,605	31,111	101%	78,730	42,109	87%
Income from Equity Method Investments	1,664	1,998	(17%)	2,951	3,105	(5%)
Income Before Income Taxes	64,269	33,109	94%	81,681	45,214	81%
Provision for Income Taxes	30,676	16,723	83%	40,410	22,935	76%
Net Income	33,593	16,386	105%	41,271	22,279	85%
Net Income Attributable to Noncontrolling Interest	9,506	5,622	69%	11,866	7,215	64%
Net Income Attributable to Evercore Partners Inc.	$24,087	$10,764	124%	$29,405	$15,064	95%
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.55	$0.26	112%	$0.66	$0.35	89%
As of June 30, 2016 and 2015 we employed approximately 1,450 and 1,340 people, respectively, worldwide.
Three Months Ended June 30, 2016 versus June 30, 2015
Net Revenues were $350.7 million for the three months ended June 30, 2016, an increase of $82.6 million, or 31%, versus Net Revenues of $268.1 million for the three months ended June 30, 2015. Investment Banking Revenue increased 33% and Investment Management Revenue decreased 9% compared to the three months ended June 30, 2015. On December 31, 2015, we deconsolidated the assets and liabilities of Atalanta Sosnoff and we accounted for our interest as an equity method investment from that date forward. For the three months ended June 30, 2015, the results of Atalanta Sosnoff were consolidated, which included Net Revenues of $5.6 million and Total Expenses of $5.2 million. Other Revenue for the three months ended June 30, 2016 increased 211% compared to the three months ended June 30, 2015, which was partially attributable to foreign currency gains resulting from currency fluctuations following the Brexit vote in June 2016.
Total Operating Expenses were $264.2 million for the three months ended June 30, 2016, as compared to $214.1 million for the three months ended June 30, 2015, an increase of $50.1 million or 23%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $200.6 million for the three months ended June 30, 2016, an increase of $46.6 million, or 30%, versus expense of $154.0 million for the three months ended June 30, 2015. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred compensation arrangements. Headcount increased 8% from June 30, 2015 to June 30, 2016. Non-compensation expenses as a component of Operating Expenses were $63.6 million for the three months ended June 30, 2016, an increase of $3.5 million, or 6%, over non-compensation operating expenses of $60.1 million for the three months ended June 30, 2015. Non-compensation operating expenses increased compared to the three months ended June 30, 2015 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Total Other Expenses of $23.8 million for the three months ended June 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $20.7 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.3) million, changes to the fair value of contingent consideration of $0.6 million and intangible asset and other amortization of $2.8 million. Total Other Expenses of $22.9 million for the three months ended June 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $18.2 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.0 million, Special Charges of ($0.1) million, Acquisition and Transition Costs of $0.9 million and intangible asset and other amortization of $3.0 million.
Assuming the maximum thresholds for the Class G and H LP Interests were considered probable of achievement at June 30, 2016, an additional $21.6 million of expense would have been incurred in the second quarter ended June 30, 2016 and the remaining expense to be accrued over the future vesting period extending from July 1, 2016 to February 15, 2020 would be $141.9 million. In that circumstance, the total number of Class G and H LP Interests that would vest and become exchangeable to Class E LP Units would be 5.0 million. Conversely, the life to date actual accrued expense related to unvested Class G and H LP Interests as of June 30, 2016 was $83.5 million, which would be reversed if the actual performance falls below the minimum thresholds prior to vesting.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 63% for the three months ended June 30, 2016, compared to 65% for the three months ended June 30, 2015.
Income from Equity Method Investments was $1.7 million for the three months ended June 30, 2016, a decrease of 17% as compared to $2.0 million for the three months ended June 30, 2015. The decrease was primarily a result of a decrease in earnings from G5 | Evercore.
The provision for income taxes for the three months ended June 30, 2016 was $30.7 million, which reflected an effective tax rate of 48%. The provision for income taxes for the three months ended June 30, 2015 was $16.7 million, which reflected an effective tax rate of 51%. The provision for income taxes for 2016 and 2015 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units, Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $9.5 million for the three months ended June 30, 2016 compared to $5.6 million for the three months ended June 30, 2015.
Six Months Ended June 30, 2016 versus June 30, 2015
Net Revenues were $608.4 million for the six months ended June 30, 2016, an increase of $102.3 million, or 20%, versus Net Revenues of $506.1 million for the six months ended June 30, 2015. Investment Banking Revenue increased 22% and Investment Management Revenue decreased 13% compared to the six months ended June 30, 2015. For the six months ended June 30, 2015, the results of Atalanta Sosnoff were consolidated, which included Net Revenues of $11.4 million and Total Expenses of $10.5 million. Other Revenue for the six months ended June 30, 2016 was 57% higher than for the six months ended June 30, 2015, which was partially attributable to foreign currency gains resulting from currency fluctuations following the Brexit vote in June 2016.
Total Operating Expenses were $470.7 million for the six months ended June 30, 2016, as compared to $405.4 million for the six months ended June 30, 2015, an increase of $65.3 million, or 16%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $348.8 million for the six months ended June 30, 2016, an increase of $58.2 million, or 20%, versus expense of $290.6 million for the six months ended June 30, 2015. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $121.9 million for the six months ended June 30, 2016, an increase of $7.1 million, or 6%, over non-compensation operating expenses of $114.8 million for the six months ended June 30, 2015. Non-compensation operating expenses increased compared to the six months ended June 30, 2015 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Total Other Expenses of $58.9 million for the six months ended June 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $52.5 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.3) million, changes to the fair value of contingent consideration of $0.7 million and intangible asset and other amortization of $6.1 million. Total Other Expenses of $58.6 million for the six months ended June 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $44.1 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, Special Charges of $5.5 million, Acquisition and Transition Costs of $1.4 million and intangible asset and other amortization of $6.0 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66% for the six months ended June 30, 2016 and 2015.
Income from Equity Method Investments was $3.0 million for the six months ended June 30, 2016, as compared to $3.1 million for the six months ended June 30, 2015. The decrease was primarily a result of a decrease in earnings from G5 | Evercore.
The provision for income taxes for the six months ended June 30, 2016 was $40.4 million, which reflected an effective tax rate of 49%. The provision for income taxes for the six months ended June 30, 2015 was $22.9 million, which reflected an effective tax rate of 51%.  The provision for income taxes for 2016 and 2015 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests in 2016, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $11.9 million for the six months ended June 30, 2016 compared to $7.2 million for the six months ended June 30, 2015.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$256,758	$172,288	49%	$436,860	$331,090	32%
Commissions and Related Fees	57,178	53,031	8%	114,396	106,099	8%
Underwriting Fees	13,238	21,231	(38%)	16,544	26,999	(39%)
Total Investment Banking Revenue (1)	327,174	246,550	33%	567,800	464,188	22%
Other Revenue, net (2)	983	(2,173)	NM	70	(3,231)	NM
Net Revenues	328,157	244,377	34%	567,870	460,957	23%
Expenses
Operating Expenses	246,916	194,271	27%	439,180	365,635	20%
Other Expenses	23,404	22,802	3%	58,432	55,037	6%
Total Expenses	270,320	217,073	25%	497,612	420,672	18%
Operating Income (3)	57,837	27,304	112%	70,258	40,285	74%
Income from Equity Method Investments	290	803	(64%)	18	766	(98%)
Pre-Tax Income	$58,127	$28,107	107%	$70,276	$41,051	71%

(1)
Includes client related expenses of $6.5 million and $10.5 million for the three and six months ended June 30, 2016, respectively, and $4.3 million and $8.0 million for the three and six months ended June 30, 2015, respectively.

(2)
Includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2.9 million and $4.4 million for the three and six months ended June 30, 2016, respectively, and $1.8 million and $3.4 million for the three and six months ended June 30, 2015, respectively.

(3)
Includes Noncontrolling Interest of $1.0 million and $0.4 million for the three and six months ended June 30, 2016, respectively, and $0.4 million and $0.1 million for the three and six months ended June 30, 2015, respectively.

For the three months ended June 30, 2016, the dollar value of North American announced and completed M&A activity decreased 10% and increased 20%, respectively, compared to three months ended June 30, 2015, while the dollar value of Global announced and completed M&A activity for the three months ended June 30, 2016 decreased 23% and 5%, respectively, compared to three months ended June 30, 2015. For the six months ended June 30, 2016, the dollar value of North American announced and completed M&A activity decreased 19% and increased 13%, respectively, compared to the six months ended June 30, 2015, while the dollar value of Global announced and completed M&A activity for the six months ended June 30, 2016 decreased 19% and 3%, respectively, compared to the six months ended June 30, 2015:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$476	$531	(10%)	$745	$920	(19%)
Value of North American M&A Deals Completed	$409	$341	20%	$766	$679	13%
Value of Global M&A Deals Announced	$907	$1,176	(23%)	$1,636	$2,010	(19%)
Value of Global M&A Deals Completed	$754	$797	(5%)	$1,489	$1,541	(3%)
Evercore Statistics **
Total Number of Advisory Client Transactions	201	179	12%	296	261	13%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	58	42	38%	99	77	29%

*	Source: Thomson Reuters July 1, 2016

**	Includes revenue generating clients only
Investment Banking Results of Operations
Three Months Ended June 30, 2016 versus June 30, 2015
Net Investment Banking Revenues were $328.2 million for the three months ended June 30, 2016 compared to $244.4 million for the three months ended June 30, 2015, which represented an increase of 34%. We earned advisory fees from 201 client transactions for the three months ended June 30, 2016 compared to 179 for the three months ended June 30, 2015, representing a 12% increase. We had 58 fees in excess of $1.0 million for the three months ended June 30, 2016, compared to 42 for the three months ended June 30, 2015, representing a 38% increase. The increase in revenues from the three months ended June 30, 2015 primarily reflects an increase of $84.5 million, or 49%, in Advisory Fees, principally driven by higher volume and value of deals in our U.S. and U.K. businesses, and an increase of $4.1 million, or 8%, in Commissions and Related Fees, principally driven by higher trading volumes at Evercore ISI. These increases were partially offset by a decrease of $8.0 million, or 38%, in Underwriting Fees, principally related to market conditions during the period.
Operating Expenses were $246.9 million for the three months ended June 30, 2016 compared to $194.3 million for the three months ended June 30, 2015, an increase of $52.6 million, or 27%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $188.2 million for the three months ended June 30, 2016, as compared to $140.6 million for the three months ended June 30, 2015, an increase of $47.6 million, or 34%. The increase was primarily due to compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements, as well as increased incentive compensation related to the 34% increase in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $58.7 million for the three months ended June 30, 2016, as compared to $53.7 million for the three months ended June 30, 2015, an increase of $5.0 million, or 9%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $23.4 million for the three months ended June 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $20.7 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.7) million, reflecting the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015, changes to the fair value of contingent consideration of $0.6 million and intangible asset and other amortization of $2.8 million. Other Expenses of $22.8 million for the three months ended June 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $18.2 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.0 million, Special Charges of ($0.1) million, Acquisition and Transition Costs of $0.9 million and intangible asset and other amortization of $2.9 million.
Six Months Ended June 30, 2016 versus June 30, 2015
Net Investment Banking Revenues were $567.9 million for the six months ended June 30, 2016 compared to $461.0 million for the six months ended June 30, 2015, which represented an increase of 23%. We earned advisory fees from 296 clients for the six months ended June 30, 2016 compared to 261 for the six months ended June 30, 2015, representing a 13% increase. We had 99 fees in excess of $1.0 million for the six months ended June 30, 2016, compared to 77 for the six months ended June 30, 2015, representing a 29% increase. The increase in revenues from the six months ended June 30, 2015 primarily reflects an increase of $105.8 million, or 32%, in Advisory fees, principally driven by higher volume and value of deals in our U.S. and U.K. businesses, and an increase of $8.3 million, or 8%, in our Commissions and Related Fees, principally driven by higher trading volumes at Evercore ISI. These increases were partially offset by a decrease of $10.5 million, or 39%, in Underwriting Fees, principally related to market conditions during the period.
Operating Expenses were $439.2 million for the six months ended June 30, 2016 compared to $365.6 million for the six months ended June 30, 2015, an increase of $73.5 million, or 20%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $326.1 million for the six months ended June 30, 2016, as compared to $262.6 million for the six months ended June 30, 2015, an increase of $63.5 million, or 24%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements, as well as increased incentive compensation related to the 23% increase in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $113.1 million for the six months ended June 30, 2016, as compared to $103.0 million for the six months ended June 30, 2015, an increase of $10.1 million, or 10%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $58.4 million for the six months ended June 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $52.5 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.7) million, reflecting the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015, changes to the fair value of contingent consideration of $0.7 million and intangible asset and other amortization of $6.0 million. Other Expenses of $55.0 million for the six months ended June 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $44.1 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, Special Charges of $2.2 million, Acquisition and Transition Costs of $1.4 million and intangible asset and other amortization of $5.8 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$9,090	$8,733	4%	$17,869	$17,178	4%
Institutional Asset Management	5,906	11,721	(50%)	11,585	22,814	(49%)
Private Equity	1,348	1,414	(5%)	2,697	2,822	(4%)
Total Investment Advisory and Management Fees	16,344	21,868	(25%)	32,151	42,814	(25%)
Realized and Unrealized Gains:
Institutional Asset Management	1,147	822	40%	2,402	2,446	(2%)
Private Equity	4,764	1,815	162%	6,131	1,326	362%
Total Realized and Unrealized Gains	5,911	2,637	124%	8,533	3,772	126%
Investment Management Revenue (1)	22,255	24,505	(9%)	40,684	46,586	(13%)
Other Revenue, net (2)	244	(786)	NM	(185)	(1,464)	87%
Net Investment Management Revenues	22,499	23,719	(5%)	40,499	45,122	(10%)
Expenses
Operating Expenses	17,300	19,819	(13%)	31,514	39,775	(21%)
Other Expenses	431	93	363%	513	3,523	(85%)
Total Expenses	17,731	19,912	(11%)	32,027	43,298	(26%)
Operating Income (3)	4,768	3,807	25%	8,472	1,824	364%
Income from Equity Method Investments (4)	1,374	1,195	15%	2,933	2,339	25%
Pre-Tax Income	$6,142	$5,002	23%	$11,405	$4,163	174%

(1)	Includes client related expenses of $0.4 million for the three and six months ended June 30, 2016 and $0.01 million for the six months ended June 30, 2015.

(2)
Includes interest expense on the Notes Payable and the line of credit of $0.7 million for the six months ended June 30, 2016 and $1.0 million and $1.9 million for the three and six months ended June 30, 2015, respectively.

(3)
Includes Noncontrolling Interest of $0.8 million and $1.3 million for the three and six months ended June 30, 2016, respectively, and $0.8 million and $1.4 million for the three and six months ended June 30, 2015, respectively.

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
On July 19, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco. See Note 8 to our unaudited condensed consolidated financial statements for further information.
In the event the funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of June 30, 2016, there was no previously distributed carried interest that was subject to repayment.
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
Assets Under Management
AUM for our Investment Management businesses of $8.5 billion at June 30, 2016 increased compared to $8.2 billion at December 31, 2015. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 63% of Level I investments, 34% of Level II investments and 3% of Level III investments as of June 30, 2016 and 66% of Level I investments and 34% of Level II investments as of December 31, 2015. Institutional Asset Management maintained 85% and 87% of Level I investments and 15% and 13% of Level II investments as of June 30, 2016 and December 31, 2015, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.
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

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2015	$6,209	$1,655	$304	$8,168
Inflows	395	935	—	1,330
Outflows	(315)	(461)	—	(776)
Market Appreciation (Depreciation)	42	(220)	—	(178)
Balance at June 30, 2016	$6,331	$1,909	$304	$8,544

Unconsolidated Affiliates - Balance at June 30, 2016:
Atalanta Sosnoff	$—	$4,921	$—	$4,921
G5 ǀ Evercore	$1,646	$—	$—	$1,646
ABS	$—	$4,690	$—	$4,690

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of June 30, 2016:

	Wealth Management	Institutional Asset Management
Equities	53%	20%
Fixed Income	34%	80%
Liquidity (1)	9%	—%
Alternatives	4%	—%
Total	100%	100%
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
For the six months ended June 30, 2016, AUM for Wealth Management increased 2%, reflecting a 1% increase due to flows and a 1% increase due to market appreciation. Wealth Management lagged the S&P 500 on a 1 and 3 year basis by 12% and 1%, respectively, during the period and outperformed the fixed income composite on a 1 year basis by 40 basis points and lagged the fixed income composite on a 3 year basis by 20 basis points. For the period, the S&P 500 was up 4%, while the fixed income composite increased by 3%.
Our Institutional Asset Management business reflects assets managed by ECB. ECB primarily manages Mexican Government and corporate fixed income securities. ECB also manages equity products. ECB utilizes the IPC Index, which is a capitalization weighted index of leading equities traded on the Mexican Stock Exchange and the Cetes 28 Index, which is an index of Treasury Bills issued by the Mexican Government, as benchmarks in reviewing their performance and managing their investment decisions. For the six months ended June 30, 2016, AUM for Institutional Asset Management increased 15%, reflecting a 28% increase due to flows, partially offset by a 13% decrease due to market depreciation. ECB's AUM increase primarily reflects net inflows, partially offset by the impact of the fluctuation of foreign currency.
Our Private Equity business includes the assets of funds which our Private Equity professionals manage. These funds include ECP II (terminated on December 31, 2014), the Discovery Fund, EMCP II and EMCP III. AUM for Private Equity was flat for the six months ended June 30, 2016. See Note 8 to our unaudited condensed consolidated financial statements for further information, including the pending transfer of ownership of our Mexican Private Equity business.
AUM from our unconsolidated affiliates decreased 6% from December 31, 2015 related to negative performance in Atalanta Sosnoff and ABS.

Three Months Ended June 30, 2016 versus June 30, 2015
Net Investment Management Revenues were $22.5 million for the three months ended June 30, 2016, compared to $23.7 million for the three months ended June 30, 2015. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 25% from the three months ended June 30, 2015, primarily reflecting a decrease in Institutional Asset Management fees related to our deconsolidation of Atalanta Sosnoff (which reflected revenue of $5.6 million for the three months ended June 30, 2015), partially offset by higher fees in Wealth Management of $0.4 million related to growth in AUM. Fee-based revenues included $0.1 million of revenues from performance fees for the three months ended June 30, 2016, compared to $0.3 million of revenues from performance fees during the three months ended June 30, 2015. Realized and Unrealized Gains increased 124% from the prior year primarily resulting from higher gains and performance fees in our private equity funds and higher gains in Institutional Asset Management. Income from Equity Method Investments increased from the three months ended June 30, 2015 primarily as a result of the inclusion of Atalanta Sosnoff’s earnings in the second quarter of 2016.
Operating Expenses were $17.3 million for the three months ended June 30, 2016, as compared to $19.8 million for the three months ended June 30, 2015, a decrease of $2.5 million, or 13%, primarily reflecting the deconsolidation of Atalanta Sosnoff (which reflected expenses of $5.2 million for the three months ended June 30, 2015). Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $12.4 million for the three months ended June 30, 2016, as compared to $13.4 million for the three months ended June 30, 2015, a decrease of $1.0 million, or 7%. Non-compensation expenses, as a component of Operating Expenses, were $4.9 million, as compared to $6.4 million for the three months ended June 30, 2015, a decrease of $1.5 million, or 23%.
Other Expenses of $0.4 million for the three months ended June 30, 2016 included Acquisition and Transition Costs of $0.4 million and intangible asset and other amortization of $0.03 million. Other Expenses of $0.1 million for the three months ended June 30, 2015 included Acquisition and Transition Costs of $0.01 million and intangible asset and other amortization of $0.1 million.
Six Months Ended June 30, 2016 versus June 30, 2015
Net Investment Management Revenues were $40.5 million for the six months ended June 30, 2016, compared to $45.1 million for the six months ended June 30, 2015. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 25% from the six months ended June 30, 2015, primarily reflecting a decrease in Institutional Asset Management fees related to our deconsolidation of Atalanta Sosnoff (which reflected Net Revenues of $11.4 million for the six months ended June 30, 2015), partially offset by higher fees in Wealth Management of $0.7 million related to growth in AUM. Fee-based revenues included $0.1 million of revenues from performance fees during the six months ended June 30, 2016 compared to $0.4 million during the six months ended June 30, 2015. Realized and Unrealized Gains increased 126% from the prior year primarily resulting from higher gains and performance fees in our private equity funds. Income from Equity Method Investments increased from the six months ended June 30, 2015 as a result of the inclusion of Atalanta Sosnoff's earnings in 2016 and an increase in earnings from our investments in ABS and G5 ǀ Evercore.
Operating Expenses were $31.5 million for the six months ended June 30, 2016, as compared to $39.8 million for the six months ended June 30, 2015, a decrease of $8.3 million, or 21%, primarily reflecting the deconsolidation of Atalanta Sosnoff (which reflected expenses of $10.5 million for the six months ended June 30, 2015). Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $22.6 million for the six months ended June 30, 2016, as compared to $28.0 million for the six months ended June 30, 2015, a decrease of $5.4 million, or 19%. Non-compensation expenses, as a component of Operating Expenses, were $8.9 million for the six months ended June 30, 2016, as compared to $11.8 million for the six months ended June 30, 2015, a decrease of $2.9 million, or 25%.
Other Expenses of $0.5 million for the six months ended June 30, 2016 included Acquisition and Transition Costs of $0.4 million and intangible asset and other amortization of $0.1 million. Other Expenses of $3.5 million for the six months ended June 30, 2015 included Special Charges of $3.3 million, Acquisition and Transition Costs of $0.01 million and intangible asset and other amortization of $0.2 million.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our repurchase agreements, Notes Payable, subordinated borrowings and the line of credit. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with certain fees being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our line of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$41,271	$22,279
Non-cash charges	141,460	135,114
Other operating activities	(173,561)	(111,059)
Operating activities	9,170	46,334
Investing activities	(32,620)	(161)
Financing activities	(165,715)	(147,449)
Effect of exchange rate changes	(12,329)	(805)
Net Increase (Decrease) in Cash and Cash Equivalents	(201,494)	(102,081)
Cash and Cash Equivalents
Beginning of Period	448,764	352,160
End of Period	$247,270	$250,079
Six Months Ended June 30, 2016. Cash and Cash Equivalents were $247.3 million at June 30, 2016, a decrease of $201.5 million versus Cash and Cash Equivalents of $448.8 million at December 31, 2015. Operating activities resulted in a net inflow of $9.2 million, primarily related to earnings, partially offset by a decrease in accrued compensation and benefits, an increase in accounts receivable and payments of income taxes. Cash of $32.6 million was used in investing activities primarily related to net purchases of our marketable securities and purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $165.7 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, treasury stock purchases and the repayment of the outstanding borrowings under the senior credit facility with Mizuho, partially offset by the issuance of the Private Placement Notes.
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
The recent market turmoil and uncertainty caused by the Brexit vote in the U.K. may have a negative impact on our business operations in the U.K., and globally, over the intermediate term. We will continue to monitor and manage the potential implications of the Brexit vote, including assessing opportunities that may arise, as the potential impact on the U.K. and European economy becomes more evident.
For a further discussion of risks related to our business, refer to "Risk Factors" in Item 1A. and in our Form 10-K for the year ended December 31, 2015.
Stock Incentive Plan
During the second quarter of 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan. The amended plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares.
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.

In October 2014, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of seven million Class A Shares and/or LP Units for up to $350.0 million. On April 25, 2016, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2016, we repurchased 2,391,611 shares, at an average cost per share of $48.20, for $115.3 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2016, we repurchased 968,974 shares, at an average cost per share of $45.99 for $44.6 million primarily related to minimum tax withholding requirements of share deliveries.
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
Lines of Credit
On June 26, 2015, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $75.0 million, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time. This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bear interest at the prime rate. The facility was renewed on June 26, 2015 and the maturity date was extended to June 27, 2016. On January 15, 2016, the line of credit from First Republic Bank was decreased to an aggregate principal amount of up to $50.0 million. In addition, the agreement was modified to impose similar quarterly financial covenants as the Company agreed to in the senior credit facility with Mizuho executed in November 2015, including (i) a Minimum Consolidated Tangible Net Worth, (ii) a Minimum Unencumbered Liquid Asset Ratio and (iii) a Maximum Consolidated Leverage Ratio. On January 27, 2016, the Company drew down $50.0 million on this facility. The Company repaid and terminated its line of credit with First Republic Bank on June 23, 2016.

On June 24, 2016, East entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL's, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. Drawings under this facility bear interest at the prime rate. The facility matures on June 23, 2017, subject to an extension agreed to between East and PNC. There have been no monies drawn on this facility as of June 30, 2016.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10.7 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments
The Company has subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In April 2016, the Company repaid $6.0 million of the original borrowings pursuant to a separate agreement. As of June 30, 2016, the Company had $16.6 million in subordinated borrowings pursuant to these agreements.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 0.7 years, as of June 30, 2016, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.

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
As of June 30, 2016 and December 31, 2015, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	June 30, 2016		December 31, 2015
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$12,297		$41,742
Securities Purchased Under Agreements to Resell	21,989	$21,992	2,191	$2,192
Total Assets	34,286		43,933
Liabilities
Securities Sold Under Agreements to Repurchase	(34,288)	$(34,286)	(44,000)	$(44,063)
Net Liabilities	$(2)		$(67)
Risk Measures
VaR	$—		$4
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(11)		$(20)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$11		$20

Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
As of June 30, 2016, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740; hence, unrecognized tax benefits have been excluded from this disclosure.

We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $5.1 million and $8.2 million as of June 30, 2016 and December 31, 2015, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2023, depending on the timing and level of investments by our private equity funds.
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
Market and Investment Risk
We hold equity securities and invest in exchange traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of June 30, 2016, the fair value of our investments with these products, based on closing prices, was $26.4 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $2.6 million for the three months ended June 30, 2016.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.1 million for the three months ended June 30, 2016.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2016, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($8.5) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of June 30, 2016 and December 31, 2015, total receivables amounted to $189.0 million and $175.5 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the six months ended June 30, 2016 and 2015.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2016, we had Marketable Securities of $68.7 million, of which 62% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
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

Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
In January 2015, Donna Marie Coburn filed a proposed class action complaint against Evercore Trust Company ("ETC") in the U.S. District Court for the District of Columbia, in which she purported to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present. The complaint alleged that ETC breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and claimed that the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock. ETC believes that it has meritorious defenses against the plaintiff’s claims and intends to vigorously defend the action. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail. On April 13, 2015, ETC moved to dismiss the complaint for failure to state a claim upon which relief may be granted, and on February 17, 2016, the district court granted ETC’s motion to dismiss. On March 15, 2016, plaintiff noticed an appeal of the district court’s decision. Briefing in the appeal is scheduled to be complete on September 9, 2016, and the case is scheduled to be argued to the court of appeals on October 13, 2016.

Item 1A.	Risk Factors
A U.K. exit from the European Union could adversely impact our business and operations.
In June 2016, United Kingdom ("U.K.") voters voted in a non-binding referendum for the U.K. to exit the European Union ("E.U."). A U.K. exit from the E.U., together with what may be protracted negotiations around the terms of any exit, could adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and European euro and introduce significant legal uncertainty and potentially divergent national laws and regulations. Our U.K. entities, Evercore Partners International LLP and International Strategy & Investment (UK) Limited, primarily service European-domiciled clients. Adverse conditions arising from a U.K. exit from the E.U. could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise. A U.K. exit from the E.U. could also cause our U.K entities to lose their E.U. financial services passport licenses, which allow them to operate, on a cross-border and off-shore basis, into all E.U. countries without obtaining regulatory approval outside of the U.K., which would increase our legal, compliance and operational costs.
For a discussion of other material risks, see "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2016	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	510,081	$49.96	500,972	1,884,085
February 1 to February 29	1,813,583	45.65	882,028	1,002,057
March 1 to March 31	11,628	49.67	—	1,002,057
Total	2,335,292	$46.61	1,383,000	1,002,057

April 1 to April 30	77,869	$51.10	75,000	7,425,000
May 1 to May 31	835,720	49.70	831,300	6,593,700
June 1 to June 30	111,704	49.08	102,311	6,491,389
Total	1,025,293	$49.74	1,008,611	6,491,389

(1)
These include the repurchase of 952,292 and 16,682 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2016 and June 30, 2016, respectively.

(2)
In October 2014, our Board authorized the repurchase of shares of additional Class A Shares and/or LP Units so that we will be able to repurchase an aggregate of seven million Class A Shares and/or LP Units for up to $350.0 million. On April 25, 2016, our Board authorized the repurchase of additional Class A Shares and/or LP Units so that going forward we will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

10.1
Loan Agreement, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016)

10.2
Borrowing Base Rider, dated as of June 24, 2016, between Evercore Partners Service East L.L.C., as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016)

10.3
Committed Line of Credit Note, dated as of June 24, 2016, made by Evercore Partners Service East L.L.C., as borrower (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016)

10.4
Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan (incorporated by reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 28, 2016)

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 4, 2016

Evercore Partners Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1
Loan Agreement, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016)

10.2
Borrowing Base Rider, dated as of June 24, 2016, between Evercore Partners Service East L.L.C., as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016)

10.3
Committed Line of Credit Note, dated as of June 24, 2016, made by Evercore Partners Service East L.L.C., as borrower (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016)

10.4
Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan (incorporated by reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 28, 2016)

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes In Equity for the six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)