Form 10-Q
period 2016-09-30
Evercore Partners Inc.
filed 2016-11-02
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 26, 2016 was 38,917,572. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 26, 2016 was 24 (excluding 76 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Current Assets
Cash and Cash Equivalents	$446,029	$448,764
Marketable Securities	66,478	43,787
Financial Instruments Owned and Pledged as Collateral at Fair Value	17,848	41,742
Securities Purchased Under Agreements to Resell	12,881	2,191
Accounts Receivable (net of allowances of $1,703 and $1,313 at September 30, 2016 and December 31, 2015, respectively)	146,341	175,497
Receivable from Employees and Related Parties	19,325	21,189
Other Current Assets	18,910	16,294
Total Current Assets	727,812	749,464
Investments	122,160	126,651
Deferred Tax Assets	307,448	298,115
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $51,055 and $42,656 at September 30, 2016 and December 31, 2015, respectively)	46,036	47,980
Goodwill	163,835	166,461
Intangible Assets (net of accumulated amortization of $30,873 and $21,754 at September 30, 2016 and December 31, 2015, respectively)	31,903	41,010
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	52,236	39,290
Total Assets	$1,461,630	$1,479,171
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$217,799	$263,862
Accounts Payable and Accrued Expenses	33,017	43,878
Securities Sold Under Agreements to Repurchase	30,757	44,000
Payable to Employees and Related Parties	25,759	28,392
Taxes Payable	29,859	20,886
Other Current Liabilities	10,231	7,031
Total Current Liabilities	347,422	408,049
Notes Payable	168,035	119,250
Subordinated Borrowings	16,550	22,550
Amounts Due Pursuant to Tax Receivable Agreements	186,030	186,036
Other Long-term Liabilities	43,622	36,070
Total Liabilities	761,659	771,955
Commitments and Contingencies (Note 15)
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 57,913,271 and 55,249,559 issued at September 30, 2016 and December 31, 2015, respectively, and 38,900,114 and 39,623,271 outstanding at September 30, 2016 and December 31, 2015, respectively)	579	552
Class B, par value $0.01 per share (1,000,000 shares authorized, 24 and 25 issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	—	—
Additional Paid-In-Capital	1,312,366	1,210,742
Accumulated Other Comprehensive Income (Loss)	(45,151)	(34,539)
Retained Earnings (Deficit)	(7,165)	(27,791)
Treasury Stock at Cost (19,013,157 and 15,626,288 shares at September 30, 2016 and December 31, 2015, respectively)	(806,190)	(644,412)
Total Evercore Partners Inc. Stockholders' Equity	454,439	504,552
Noncontrolling Interest	245,532	202,664
Total Equity	699,971	707,216
Total Liabilities and Equity	$1,461,630	$1,479,171
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Investment Banking Revenue	$368,434	$285,561	$936,234	$749,749
Investment Management Revenue	17,158	23,812	57,842	70,398
Other Revenue, Including Interest	5,509	4,097	12,650	8,656
Total Revenues	391,101	313,470	1,006,726	828,803
Interest Expense	4,787	4,519	12,043	13,773
Net Revenues	386,314	308,951	994,683	815,030
Expenses
Employee Compensation and Benefits	231,710	197,375	632,959	533,645
Occupancy and Equipment Rental	12,627	11,717	33,983	35,631
Professional Fees	15,419	13,410	39,872	36,007
Travel and Related Expenses	12,440	12,567	42,258	39,137
Communications and Information Services	10,155	9,295	29,944	27,595
Depreciation and Amortization	5,907	8,398	18,915	21,112
Special Charges	—	28,000	—	33,499
Acquisition and Transition Costs	339	538	10	1,939
Other Operating Expenses	12,632	15,753	32,927	32,458
Total Expenses	301,229	297,053	830,868	761,023
Income Before Income from Equity Method Investments and Income Taxes	85,085	11,898	163,815	54,007
Income from Equity Method Investments	1,178	929	4,129	4,034
Income Before Income Taxes	86,263	12,827	167,944	58,041
Provision for Income Taxes	38,980	7,392	79,390	30,327
Net Income	47,283	5,435	88,554	27,714
Net Income (Loss) Attributable to Noncontrolling Interest	12,588	(1,762)	24,454	5,453
Net Income Attributable to Evercore Partners Inc.	$34,695	$7,197	$64,100	$22,261
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$34,695	$7,197	$64,100	$22,261
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,912	36,773	39,259	36,649
Diluted	43,734	44,334	44,085	43,100
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
Basic	$0.89	$0.20	$1.63	$0.61
Diluted	$0.79	$0.16	$1.45	$0.52

Dividends Declared per Share of Class A Common Stock	$0.31	$0.28	$0.93	$0.84
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$47,283	$5,435	$88,554	$27,714
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(632)	(563)	(1,448)	(1,546)
Foreign Currency Translation Adjustment Gain (Loss), net	(3,322)	(6,592)	(11,861)	(8,504)
Other Comprehensive Income (Loss)	(3,954)	(7,155)	(13,309)	(10,050)
Comprehensive Income (Loss)	43,329	(1,720)	75,245	17,664
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	11,739	(3,348)	21,757	3,186
Comprehensive Income Attributable to Evercore Partners Inc.	$31,590	$1,628	$53,488	$14,478

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2016
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2015	55,249,559	$552	$1,210,742	$(34,539)	$(27,791)	(15,626,288)	$(644,412)	$202,664	$707,216
Net Income	—	—	—	—	64,100	—	—	24,454	88,554
Other Comprehensive Income (Loss)	—	—	—	(10,612)	—	—	—	(2,697)	(13,309)
Treasury Stock Purchases, net	—	—	—	—	—	(3,386,869)	(161,778)	—	(161,778)
Evercore LP Units Converted into Class A Common Stock	326,280	3	9,161	—	—	—	—	(9,164)	—
Equity-based Compensation Awards	2,337,432	24	87,939	—	—	—	—	66,357	154,320
Dividends and Equivalents	—	—	5,781	—	(43,474)	—	—	—	(37,693)
Noncontrolling Interest (Note 12)	—	—	(1,257)	—	—	—	—	(36,082)	(37,339)
Balance at September 30, 2016	57,913,271	$579	$1,312,366	$(45,151)	$(7,165)	(19,013,157)	$(806,190)	$245,532	$699,971

	For the Nine Months Ended September 30, 2015
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2014	46,414,240	$464	$950,147	$(20,387)	$(17,814)	(10,159,116)	$(361,129)	$160,952	$712,233
Net Income	—	—	—	—	22,261	—	—	5,453	27,714
Other Comprehensive Income (Loss)	—	—	—	(7,783)	—	—	—	(2,267)	(10,050)
Treasury Stock Purchases, net	—	—	—	—	—	(2,965,632)	(151,665)	—	(151,665)
Evercore LP Units Purchased or Converted into Class A Common Stock	391,487	4	7,547	—	—	—	—	(7,512)	39
Equity-based Compensation Awards	2,720,588	27	90,668	—	—	—	—	65,272	155,967
Dividends and Equivalents	—	—	4,814	—	(38,801)	—	—	—	(33,987)
Noncontrolling Interest (Note 12)	—	—	1,379	—	—	—	—	(14,877)	(13,498)
Balance at September 30, 2015	49,526,315	$495	$1,054,555	$(28,170)	$(34,354)	(13,124,748)	$(512,794)	$207,021	$686,753

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net Income	$88,554	$27,714
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	3,565	3,411
Equity Method Investments	4,118	3,304
Equity-Based and Other Deferred Compensation	177,812	155,174
Impairment of Goodwill	—	28,000
Depreciation, Amortization and Accretion	19,033	22,821
Bad Debt Expense	1,966	1,214
Deferred Taxes	(2,509)	(2,920)
Decrease (Increase) in Operating Assets:
Marketable Securities	680	342
Financial Instruments Owned and Pledged as Collateral at Fair Value	20,621	36,728
Securities Purchased Under Agreements to Resell	(11,584)	6,870
Accounts Receivable	23,414	(30,743)
Receivable from Employees and Related Parties	1,700	(1,532)
Other Assets	(12,991)	(7,570)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(49,915)	(69,590)
Accounts Payable and Accrued Expenses	(9,140)	1,216
Securities Sold Under Agreements to Repurchase	(9,070)	(43,713)
Payables to Employees and Related Parties	(2,639)	10,097
Taxes Payable	6,148	1,669
Other Liabilities	(3,855)	350
Net Cash Provided by Operating Activities	245,908	142,842
Cash Flows From Investing Activities
Investments Purchased	(1,529)	(235)
Distributions of Private Equity Investments	107	6,752
Marketable Securities:
Proceeds from Sales and Maturities	29,482	25,295
Purchases	(52,851)	(30,859)
Cash Paid for Acquisitions and Deconsolidation of Cash, net of Cash Acquired	(2,877)	(3,253)
(Increase) Decrease in Restricted Cash	(5,385)	—
Loans Receivable	—	(3,500)
Purchase of Furniture, Equipment and Leasehold Improvements	(8,511)	(12,855)
Net Cash Provided by (Used in) Investing Activities	(41,564)	(18,655)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	885	373
Purchase of Noncontrolling Interests	(6,482)	—
Distributions to Noncontrolling Interests	(25,519)	(15,059)
Cash Paid for Deferred and Contingent Consideration	(5,050)	—
Short-Term Borrowing	50,000	45,000
Repayment of Short-Term Borrowing	(50,000)	(45,000)
Repayment of Subordinated Borrowings	(6,000)	—
Payment of Notes Payable - Mizuho	(120,000)	—
Issuance of Notes Payable	170,000	—
Debt Issuance Costs	(2,084)	—
Purchase of Treasury Stock and Noncontrolling Interests	(161,778)	(152,788)
Excess Tax Benefits Associated with Equity-Based Awards	4,493	9,905
Dividends - Class A Stockholders	(37,693)	(33,794)
Net Cash Provided by (Used in) Financing Activities	(189,228)	(191,363)
Effect of Exchange Rate Changes on Cash	(17,851)	(6,839)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,735)	(74,015)
Cash and Cash Equivalents-Beginning of Period	448,764	352,160
Cash and Cash Equivalents-End of Period	$446,029	$278,145

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$11,553	$14,062
Payments for Income Taxes	$75,213	$29,237
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$—	$(1,379)
Dividend Equivalents Issued	$5,781	$4,814
Receipt of Securities in Settlement of Accounts Receivable	$—	$1,079

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
The Investment Management business includes the institutional asset management business through which the Company, directly and through affiliates, manages financial assets for sophisticated institutional investors and provides independent fiduciary services to corporate employee benefit plans and high net-worth individuals, the wealth management business through which the Company provides investment advisory and wealth management services for high net-worth individuals and associated entities, and the private equity business through which the Company, through affiliates, manages private equity funds.
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
International Strategy & Investment (UK) Limited ("ISI UK") is also a VIE pursuant to ASC 810 and the Company is the primary beneficiary of this VIE. Specifically, the Company provides financial support through a transfer pricing agreement with this entity, which exposes the Company to losses that are potentially significant to the entity, and has decision making authority that significantly affects the economic performance of the entity. The Company previously concluded that Evercore Asia Limited ("Evercore Asia") and Evercore Asia (Singapore) PTE. LTD. ("Evercore Singapore") were also VIEs; on July 1, 2016, the Company terminated the transfer pricing arrangements with Evercore Asia and Evercore Singapore. The Company viewed this modification as a reconsideration event under ASC 810-10 and concluded that Evercore Asia and Evercore Singapore are not VIEs and will continue to be consolidated as voting interest entities. Following the adoption of ASU 2015-02, the Company also concluded that Evercore Partners International LLP ("EPI LLP") is a VIE and that the Company is the primary beneficiary of this VIE. The Company has the majority economic interest in EPI LLP and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition ISI UK and EPI LLP assets of $111,905 and liabilities of $73,781 at September 30, 2016 and Evercore Asia, Evercore Singapore, ISI UK and EPI LLP assets of $151,583 and liabilities of $110,424 at December 31, 2015. See Note 8 for further information on the Company's VIEs.
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
ASU 2016-01 - In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 provides amendments to ASC No. 740, "Financial Instruments," which change the requirements for certain aspects of recognition, measurement and presentation of financial assets and liabilities and amend the disclosure requirements. The amendments in this update should be applied by means of a cumulative-

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2016-09 - In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 provides amendments to ASC No. 718, "Compensation - Stock Compensation," which simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective during interim and annual periods beginning after December 15, 2016, with early adoption permitted. This update will result in excess tax benefits and deficiencies from the delivery of Class A common stock under share-based payment arrangements being recognized in the Company's Provision for Income Taxes, rather than in Additional Paid-In-Capital under the current standard, which will result in greater volatility in the effective tax rate and could be material to the results of operations and the classifications of cash flows in future periods depending upon the level of earnings and stock price of the Company, among other things.
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
ASU 2016-15 - In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 provides amendments to ASC No. 230, "Statement of Cash Flows," which provide guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in this update are effective retrospectively, or prospectively, if retrospective application is impracticable, during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Acquisition and Transition Costs, Special Charges and Intangible Asset Amortization
Acquisition and Transition Costs
The Company recognized $339 and $10 for the three and nine months ended September 30, 2016, respectively, and $538 and $1,939 for the three and nine months ended September 30, 2015, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. In addition, acquisition and transition costs for the nine months ended September

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

30, 2016 included the reversal of $733 of a provision for certain settlements previously established in the fourth quarter of 2015.
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
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $2,582 and $8,659 for the three and nine months ended September 30, 2016, respectively, and $4,866 and $10,750 for the three and nine months ended September 30, 2015, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $117 and $460 for the three and nine months ended September 30, 2016, respectively, and $937 and $2,813 for the three and nine months ended September 30, 2015, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 5 – Related Parties
 Investment Management Revenue includes income from related parties earned from the Company’s private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $1,433 and $10,182 for the three and nine months ended September 30, 2016, respectively, and $3,377 and $6,264 for the three and nine months ended September 30, 2015, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $11,981 and $13,282 for the three and nine months ended September 30, 2016, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $17,707 and $6,967 as of September 30, 2016 and December 31, 2015, respectively.
The Company had $16,550 and $22,550 in subordinated borrowings, principally with an executive officer of the Company, as of September 30, 2016 and December 31, 2015, respectively. See Note 10 for further information.
Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company’s Marketable Securities as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$6,483	$14	$3,727	$2,770	$6,463	$10	$2,523	$3,950
Debt Securities Carried by EGL	37,559	90	4	37,645	37,404	94	8	37,490
Investment Funds	24,849	1,312	98	26,063	2,291	155	99	2,347
Total	$68,891	$1,416	$3,829	$66,478	$46,158	$259	$2,630	$43,787

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Scheduled maturities of the Company’s available-for-sale debt securities within the Securities Investments portfolio as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$204	$204
Due after one year through five years	1,761	1,773	1,537	1,545
Total	$1,761	$1,773	$1,741	$1,749
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at September 30, 2016.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($12) and ($33) for the three and nine months ended September 30, 2016, respectively, and ($12) and ($35) for the three and nine months ended September 30, 2015, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($341) and ($680) for the three and nine months ended September 30, 2016, respectively, and ($32) and ($342) for the three and nine months ended September 30, 2015, respectively.
Investment Funds
The Company invests in a portfolio of exchange traded funds and mutual funds as an economic hedge against the Company’s deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $707 and $1,232 for the three and nine months ended September 30, 2016, respectively, and ($222) and ($66) for the three and nine months ended September 30, 2015, respectively.
Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.6

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

years, as of September 30, 2016, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
As of September 30, 2016 and December 31, 2015, a summary of the Company’s assets, liabilities and collateral received or pledged related to these transactions was as follows:

	September 30, 2016		December 31, 2015
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$17,848		$41,742
Securities Purchased Under Agreements to Resell	12,881	$12,883	2,191	$2,192
Total Assets	$30,729		$43,933
Liabilities
Securities Sold Under Agreements to Repurchase	$(30,757)	$(30,782)	$(44,000)	$(44,063)
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
Investments in Private Equity
Private Equity Funds
The Company’s investments related to private equity partnerships and associated entities include investments in Evercore Capital Partners II, L.P. ("ECP II"), Discovery Americas I, L.P. (the "Discovery Fund"), Glisco Mexico Capital Partners II, L.P. ("GMCP II," formerly Evercore Mexico Capital Partners II, L.P., or EMCP II), Glisco Mexico Capital Partners III, L.P. ("GMCP III," formerly Evercore Mexico Capital Partners III, L.P., or EMCP III), Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV") and Trilantic Capital Partners V, L.P. ("Trilantic V"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
On December 31, 2014, ECP II was terminated. The Company's investment at September 30, 2016 of $945 is comprised of its remaining interest in the general partner, including $863 in cash and $82 in securities. In addition, on September 12, 2016 the final distribution related to CSI Capital, L.P. ("CSI Capital") was made.
A summary of the Company’s investment in the private equity funds as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
ECP II	$945	$983
Discovery Fund	7,459	6,632
GMCP II	5,606	6,091
GMCP III	529	5,786
CSI Capital	—	35
Trilantic IV	227	2,829
Trilantic V	5,114	4,117
Total Private Equity Funds	$19,880	$26,473
Net realized and unrealized gains on private equity fund investments were $171 and $6,302 for the three and nine months ended September 30, 2016, respectively, and $1,933 and $3,259 for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2016, Trilantic IV made distributions of $3,092 and $3,304, respectively. During the nine months ended September 30, 2015, ECP II, GMCP II, CSI Capital and Trilantic IV made distributions of $3,000, $3,194, $2,909 and $1,650, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2016, the Company had $1,400 of previously distributed carried interest that may be subject to repayment.
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
Glisco Transaction
On July 19, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco Partners Inc. ("Glisco"), which assumed all responsibility for the management of the existing funds GMCP II and GMCP III, and is controlled by the principals. These principals ceased to be employed by the Company following this transaction. An SMD of the Company will continue to serve on the Investment Committee for the funds. This transaction received consent from the Limited Partner Advisory Committee of the funds and regulatory approval in Mexico during the third quarter of 2016 and closed on September 30, 2016.
As consideration for this transaction, the Company will receive a fixed percentage of the management fees earned by Glisco for a period of up to ten years, as well as a portion of the carried interest in the next two successor funds. The Company committed to invest capital in those successor funds consistent with the level of carried interest it owns and will retain its carried interest and its capital interests in the existing funds. The Company is entitled to 20% of the carried interest in such successor funds. In conjunction with this transaction, the Company entered into a transition services agreement to provide operational support to Glisco for a period of up to 18 months.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Following this transaction, the Company ceased to have a general partner’s interest in and deconsolidated Glisco Mexico Partners II and III ("GMP II" and "GMP III," formerly Evercore Mexico Partners II and III, the General Partners of GMCP II and GMCP III) and related subsidiaries. Going forward the Company will maintain a limited partner’s interest in the general partners of the funds.
In addition, the Company maintains a limited partner’s interest in Glisco Manager Holdings LP, from which the Company will receive its portion of the management fees earned by Glisco. The Company’s investment in Glisco Manager Holdings LP will be accounted for as a cost method investment.
As a result of this transaction, on September 30, 2016 the Company deconsolidated assets and liabilities of $8,302 and $2,343, respectively, and recorded an investment in Glisco Manager Holdings LP of $2,519, representing the fair value of the deferred consideration resulting from this transaction. Furthermore, this resulted in a decrease in Noncontrolling Interest of $5,808 at September 30, 2016 related to GMP III. In addition, the transaction resulted in a gain on deconsolidation of $406, included in Other Revenue on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016.
Following this transaction, the Company concluded that GMP II, GMP III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $8,654 included in its Unaudited Condensed Consolidated Statement of Financial Condition at September 30, 2016 related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company’s exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of September 30, 2016 was $10,981, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current funds.
Investment in Trilantic Capital Partners and Others
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic’s current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds, as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic’s future fundraising ability and performance. During the nine months ended September 30, 2016, $612 and $50 of this investment was allocated to Trilantic Fund V and IV, respectively. During 2015, $636 and $8 of this investment was allocated to Trilantic Fund V and IV, respectively. During 2014, $689 of this investment was allocated to Trilantic Fund V. From 2010 to 2013, $825 and $1,120 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $12,150 and $12,812 as of September 30, 2016 and December 31, 2015, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $2,550 was unfunded at September 30, 2016. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.
In the second quarter of 2015, the Company received an equity security in a private company with a fair value of $1,079 in exchange for advisory services. This investment is accounted for on the cost basis.
Equity Method Investments
A summary of the Company’s other investments accounted for under the equity method of accounting as of September 30, 2016 and December 31, 2015 was as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2016	December 31, 2015
G5 ǀ Evercore	$25,016	$20,730
ABS	38,364	41,567
Atalanta Sosnoff	23,152	23,990
Total	$86,532	$86,287
G5 ǀ Evercore
In 2010, the Company made an investment accounted for under the equity method of accounting in G5 ǀ Evercore. At September 30, 2016, the Company’s economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings (losses) of ($107) and ($78) for the three and nine months ended September 30, 2016, respectively, and ($388) and $263 for the three and nine months ended September 30, 2015, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. In addition, the investment is subject to currency translation from Brazilian Real to the U.S. Dollar.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At September 30, 2016, the Company’s economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,113 and $3,687 for the three and nine months ended September 30, 2016, respectively, and $1,317 and $3,771 for the three and nine months ended September 30, 2015, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities and accounted for its interest in Atalanta Sosnoff under the equity method of accounting from that date forward. The carrying amount of the investment of $23,990, at December 31, 2015, represented its fair value on that date. At September 30, 2016, the Company’s economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $172 and $520 for the three and nine months ended September 30, 2016, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company’s share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $884 and $2,648 for the three and nine months ended September 30, 2016, respectively, and $621 and $1,863 for the three and nine months ended September 30, 2015, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
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

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at September 30, 2016 and December 31, 2015 are based on quoted market prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,313	$—	$44,313
Securities Investments (1)	3,996	1,773	—	5,769
Investment Funds	26,063	—	—	26,063
Financial Instruments Owned and Pledged as Collateral at Fair Value	17,848	—	—	17,848
Total Assets Measured At Fair Value	$47,907	$46,086	$—	$93,993

	December 31, 2015
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,144	$—	$44,144
Securities Investments (1)	5,200	1,749	—	6,949
Investment Funds	2,347	—	—	2,347
Financial Instruments Owned and Pledged as Collateral at Fair Value	41,742	—	—	41,742
Total Assets Measured At Fair Value	$49,289	$45,893	$—	$95,182

(1)
Includes $9,667 and $9,653 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015, respectively.

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
The Company had no transfers between fair value levels during the nine months ended September 30, 2016 or the year ended December 31, 2015.

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

		September 30, 2016
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$436,362	$436,362	$—	$—	$436,362
Securities Purchased Under Agreements to Resell	12,881	—	12,881	—	12,881
Accounts Receivable	146,341	—	146,341	—	146,341
Receivable from Employees and Related Parties	19,325	—	19,325	—	19,325
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Loans Receivable	3,500	—	3,572	—	3,572
Financial Liabilities:
Accounts Payable and Accrued Expenses	$33,017	$—	$33,017	$—	$33,017
Securities Sold Under Agreements to Repurchase	30,757	—	30,757	—	30,757
Payable to Employees and Related Parties	25,759	—	25,759	—	25,759
Notes Payable	168,035	—	174,707	—	174,707
Subordinated Borrowings	16,550	—	17,142	—	17,142

		December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$439,111	$439,111	$—	$—	$439,111
Securities Purchased Under Agreements to Resell	2,191	—	2,191	—	2,191
Accounts Receivable	175,497	—	175,497	—	175,497
Receivable from Employees and Related Parties	21,189	—	21,189	—	21,189
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Loans Receivable	3,500	—	3,666	—	3,666
Financial Liabilities:
Accounts Payable and Accrued Expenses	$43,878	$—	$43,878	$—	$43,878
Securities Sold Under Agreements to Repurchase	44,000	—	44,000	—	44,000
Payable to Employees and Related Parties	28,392	—	28,392	—	28,392
Notes Payable	119,250	—	120,373	—	120,373
Subordinated Borrowings	22,550	—	23,076	—	23,076

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
The carrying amounts reported on the Unaudited Condensed Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivable from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payable to Employees and Related Parties, and Assets Segregated for Bank Regulatory Requirements approximate fair value due to the short-term nature of these items.
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's material domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2016, the Company was in compliance with all of these covenants.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Notes Payable is comprised of the following as of September 30, 2016:

Note	Maturity Date	Effective Annual Interest Rate	Carrying Value as of September 30, 2016 (a)
Evercore Partners Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,575
Evercore Partners Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,228
Evercore Partners Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,434
Evercore Partners Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,798
Total			$168,035
(a) Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
The Company has subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In April 2016, the Company repaid $6,000 of the original borrowings pursuant to a separate agreement. The Company had $16,550 and $22,550 in subordinated borrowings pursuant to these agreements as of September 30, 2016 and December 31, 2015, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 11 – Evercore Partners Inc. Stockholders’ Equity
Dividends – The Company’s Board of Directors declared on October 24, 2016, a quarterly cash dividend of $0.34 per share, to the holders of record of Class A common stock ("Class A Shares") as of November 25, 2016, which will be paid on December 9, 2016. During the nine months ended September 30, 2016, the Company declared and paid dividends of $0.93 per share, totaling $37,693.
Treasury Stock – During the nine months ended September 30, 2016, the Company purchased 999 Class A Shares primarily from employees at values ranging from $44.30 to $54.68 per share (at an average cost per share of $46.04), primarily for the net settlement of stock-based compensation awards, and 2,388 net Class A Shares at market values ranging from $44.59 to $52.74 per share (at an average cost per share of $48.21) pursuant to the Company’s share repurchase program. The result of these purchases was an increase in Treasury Stock of $161,778 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2016.
LP Units – During the nine months ended September 30, 2016, 326 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $3 and $9,161, respectively, on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2016.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2016, Accumulated Other Comprehensive Income (Loss) on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,568) and ($39,583), respectively.
Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 14% interest in Evercore LP, a 38% interest in Evercore Wealth Management ("EWM"), a 39% interest in Evercore Private Capital Advisory L.P. ("PCA"), a 34% equity interest in Atalanta Sosnoff (through December 31, 2015, the date it was deconsolidated), a 28% interest in ECB (through January 29, 2016, the date all of the noncontrolling interest was repurchased by the Company) and other private equity partnerships (through September 30, 2016, the date the Company deconsolidated its Mexican Private Equity business). The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the nine months ended September 30, 2016 and 2015 were as follows:

	For the Nine Months Ended September 30,
	2016	2015
Beginning balance	$202,664	$160,952

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	24,454	5,453
Other comprehensive income (loss)	(2,697)	(2,267)
Total comprehensive income	21,757	3,186

Evercore LP Units Purchased or Converted into Class A Shares	(9,164)	(7,512)
Amortization and Vesting of LP Units/Interests	66,357	65,272

Other Items:
Distributions to Noncontrolling Interests	(25,519)	(15,059)
Issuance of Noncontrolling Interest	885	373
Purchase of Noncontrolling Interest	(5,225)	—
Deconsolidation of GMP III	(5,808)	—
Other, net	(415)	(191)
Total other items	(36,082)	(14,877)

Ending balance	$245,532	$207,021
Other Comprehensive Income - Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($277) and ($644) for the three and nine months ended September 30, 2016, respectively, and ($453) and ($780) for the three and nine months ended September 30, 2015, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($572) and ($2,053) for the three and nine months ended September 30, 2016, respectively, and ($1,133) and ($1,487) for the three and nine months ended September 30, 2015, respectively.
Atalanta Sosnoff - On December 31, 2015, the Company deconsolidated the assets and liabilities of Atalanta Sosnoff, as well as its related redeemable noncontrolling interests.
Interests Purchased - On January 29, 2016, the Company purchased, at fair value, all of the noncontrolling interest in ECB for $6,482.
GMP III - On July 19, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco. Upon the closing of this transaction, which occurred on September 30, 2016, the Company deconsolidated the noncontrolling interest in GMP III of $5,808. See Note 8 for further information.
Note 13 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three and nine months ended September 30, 2016 and 2015 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$34,695	$7,197	$64,100	$22,261
Denominator:
Weighted average Class A Shares outstanding, including vested restricted stock units ("RSUs")	38,912	36,773	39,259	36,649
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.89	$0.20	$1.63	$0.61
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$34,695	$7,197	$64,100	$22,261
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)	(a)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$34,695	$7,197	$64,100	$22,261
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,912	36,773	39,259	36,649
Assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,108	2,026	1,855	2,029
Shares that are contingently issuable (b)	2,714	2,271	2,971	1,269
Assumed conversion of Warrants issued (c)	—	3,264	—	3,153
Diluted weighted average Class A Shares outstanding	43,734	44,334	44,085	43,100
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.79	$0.16	$1.45	$0.52

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and nine months ended September 30, 2016 and 2015, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,410 and 6,440 for the three and nine months ended September 30, 2016, respectively, and 6,545 and 6,682 for the three and nine months ended September 30, 2015, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $5,972 and $11,235 for the three and nine months ended September 30, 2016, respectively, and $1,576 and $4,391 for the three and nine months ended September 30, 2015, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E limited partnership units of Evercore LP ("Class E LP Units") are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

(b)
At September 30, 2016 and 2015, the Company has outstanding Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") which are contingently exchangeable into Class E LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. See Note 14 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, the Company’s Class G and H LP Interests will be included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that will be included in diluted weighted average Class A Shares outstanding will be based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The interests that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted EPS were 2,714 and 2,971 for the three and nine months ended September 30, 2016, respectively, and 2,271 and 1,269 for the three and nine months ended September 30, 2015, respectively.

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
Note 14 – Share-Based and Other Deferred Compensation
Equity Grants
During the nine months ended September 30, 2016, the Company granted employees 3,087 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2016 had grant date fair values of $44.30 to $51.98 per share. During the nine months ended September 30, 2016, 2,269 Service-based Awards vested and 129 Service-based Awards were forfeited.
Compensation expense related to Service-based Awards was $29,505 and $86,783 for the three and nine months ended September 30, 2016, respectively, and $25,124 and $80,083 for the three and nine months ended September 30, 2015, respectively.
During the second quarter of 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan. The amended plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares.
Deferred Cash Program
The Company's deferred compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. During the nine months ended September 30, 2016, the Company granted $41,147 of deferred cash awards pursuant to the deferred compensation program. Compensation expense related to this deferred compensation program was $4,281 and $11,399 for the three and nine months ended September 30, 2016, respectively, and $272 and $1,154 for the three and nine months ended September 30, 2015, respectively.
Acquisition-related LP Units
Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that were unvested and vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested, subject to continued employment with the Company. The units will become exchangeable into Class A common shares of the Company subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $5,133 and $15,683 for the three and nine months ended September 30, 2016, respectively, and $6,193 and $16,155 for the three and nine months ended September 30, 2015, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

In October 2016, 224 Class E LP Units vested.
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
Based on Evercore ISI’s results for 2015 and for the first nine months of 2016, the Company determined that the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was probable at September 30, 2016. This determination assumes an average Management Basis EBIT margin of 15.9% and an average annual Management Basis EBIT of $37,960 being achieved over the remaining performance period for Evercore ISI which would result in 3,721 Class G and H LP Interests vesting and becoming exchangeable into Class E LP Units. For the nine months ended September 30, 2015, the Company had determined that the achievement of certain of the remaining performance thresholds for the Class G and H LP Interests was probable and assumed a Management Basis EBIT margin of 15.7% and annual Management Basis EBIT of $34,600 being achieved over the performance period for Evercore ISI. Accordingly, $8,629 and $50,379 of expense was recorded for the three and nine months ended September 30, 2016, respectively, and $15,657 and $48,970 of expense was recorded for the three and nine months ended September 30, 2015, respectively, for the Class G and H LP Interests.
Assuming the maximum thresholds for the Class G and H LP Interests were considered probable of achievement at September 30, 2016, an additional $28,300 of expense would have been incurred in the third quarter ended September 30, 2016 and the remaining expense to be accrued over the future vesting period extending from October 1, 2016 to February 15, 2020 would be $126,325. In that circumstance, the total number of Class G and H LP Interests that would vest and become exchangeable to Class E LP Units would be 4,957. Conversely, the life to date actual accrued expense related to unvested Class G and H LP Interests as of September 30, 2016 was $91,899, which would be reversed if the actual performance falls below, or is deemed probable of falling below, the minimum thresholds prior to vesting.
Other Acquisition Related
Lexicon - Compensation expense related to The Lexicon Partnership LLP ("Lexicon") Acquisition-related Awards and deferred cash consideration was $1,237 and $301, respectively, for the nine months ended September 30, 2015.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments on January 31, 2017, 2018 and 2019, to Senior Managing Directors employed by the Company at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $6,117 and $13,595 for the three and nine months ended September 30, 2016, respectively, and $1,547 and $4,590 for the three and nine months ended September 30, 2015, respectively.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $4,246 and $14,777 for the three and nine months ended September 30, 2016, respectively, and $3,483 and $12,434 for the three and nine months ended September 30, 2015, respectively. The remaining unamortized amount of these awards was $34,568 as of September 30, 2016.
Separation Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $845 and $4,068 for the three and nine months ended September 30, 2016, respectively, and $1,124 and $4,920 for the three and nine months ended September 30, 2015, respectively. In conjunction with these arrangements, the Company distributed cash payments of $617 and $2,379 for the three and nine months ended September 30, 2016, respectively, and $674 and $2,205 for the three and nine months ended September 30, 2015, respectively. The Company also granted separation benefits to certain employees, resulting in expense included in Special Charges of approximately $1,863 for the nine months ended September 30, 2015. In conjunction with these arrangements, the Company distributed cash payments of $487 for the nine months ended September 30, 2015. See Note 4 for further information.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2025. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $9,311 and $25,065 for the three and nine months ended September 30, 2016, respectively, and $8,345 and $25,704 for the three and nine months ended September 30, 2015, respectively.
Private Equity – As of September 30, 2016, the Company had unfunded commitments for capital contributions of $5,134 to private equity funds. These commitments will be funded as required through the end of each private equity fund’s investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Under the terms of the acquisition agreement for Protego Casa de Bolsa, S.A. de C.V., the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. Beginning in 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of September 30, 2016, the Company recorded Goodwill of $10,150 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $7,459 at September 30, 2016. See Note 8 for further information.
Lines of Credit
On June 26, 2015, Evercore Partners Services East L.L.C. ("East"), a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $75,000, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time. This facility was secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bore interest at the prime rate. The facility was renewed on June 26, 2015 and the maturity date was extended to June 27, 2016. On January 15, 2016, the line of credit from First Republic Bank was decreased to an aggregate principal amount of up to $50,000. In addition, the agreement was modified to impose similar quarterly financial covenants as the Company agreed to in the senior credit facility with Mizuho executed in November 2015, including (i) a Minimum Consolidated Tangible Net Worth, (ii) a Minimum Unencumbered Liquid Asset Ratio and (iii) a Maximum Consolidated Leverage Ratio. On January 27, 2016, East drew down $50,000 on this facility. East repaid and terminated its line of credit with First Republic Bank on June 23, 2016.
On June 24, 2016, East entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGLs, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. Drawings under this facility bear interest at the prime rate. The facility matures on June 23, 2017, subject to an extension agreed to between East and PNC. There have been no monies drawn on this facility as of September 30, 2016.
Other Commitments
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis Partners ("Luminis"), the Company committed to loan Luminis $5,500. The Company paid Luminis $3,500 pursuant to the loan agreement during the nine months ended September 30, 2015, which is included within Other Assets on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2016, with the remaining $2,000 due from the Company on demand. The Company may acquire a 20% interest in Luminis in 2017.
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At September 30, 2016, the Company had a remaining commitment for contingent consideration related to its acquisition of Protego in 2006, as well as commitments related to its acquisition of a boutique advisory business in 2014 and its acquisition of Kuna & Co. KG in July 2015.
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
In January 2015, Donna Marie Coburn filed a proposed class action complaint against Evercore Trust Company ("ETC") in the U.S. District Court for the District of Columbia, in which she purported to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present. The complaint alleged that ETC breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and claimed that the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock. ETC believes that it has meritorious defenses against the plaintiff’s claims and intends to vigorously defend the action. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail. On April 13, 2015, ETC moved to dismiss the complaint for failure to state a claim upon which relief may be granted, and on February 17, 2016, the district court granted ETC’s motion to dismiss. On March 15, 2016, plaintiff noticed an appeal of the district court’s decision. The case was argued to the United States Court of Appeals for the D.C. Circuit on October 13, 2016, and the parties are awaiting a decision.
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL’s regulatory net capital as of September 30, 2016 and December 31, 2015 was $157,790 and $79,019, respectively, which exceeded the minimum net capital requirement by $157,540 and $78,769, respectively.
On December 31, 2015, the operations of International Strategy & Investment Group L.L.C. were transferred to EGL.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2016.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC’s operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of September 30, 2016.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $38,980 and $79,390 for the three and nine months ended September 30, 2016, respectively, and $7,392 and $30,327 for the three and nine months ended September 30, 2015, respectively. The effective tax rate was 45% and 47% for the three and nine months ended September 30, 2016, respectively, and 58% and 52% for the three and nine months ended September 30, 2015, respectively. The effective tax rate for 2016 and 2015 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.
The Company reported an increase in deferred tax assets of $519 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $6,306 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2016. The Company reported an increase in deferred tax assets of $530 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $4,661 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2015.
As of September 30, 2016, the Company had no unrecognized tax benefits.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations.
Note 18 – Segment Operating Results
Business Segments – The Company’s business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private fund placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On September 30, 2016, the Company deconsolidated the assets and liabilities of its Mexican Private Equity business, which was in the Investment Management segment (see Note 8 for further information). On December 31, 2015, the Company deconsolidated the assets and liabilities of Atalanta Sosnoff, which was in the Investment Management segment, and accounted for its interest as an equity method investment from that date forward.
The Company’s segment information for the three and nine months ended September 30, 2016 and 2015 is prepared using the following methodology:

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
One client accounted for more than 10% (11%) of the Company's consolidated Net Revenues for the three months ended September 30, 2016.
The following information presents each segment’s contribution.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Banking
Net Revenues (1)	$368,634	$285,918	$936,504	$746,875
Operating Expenses	268,666	220,565	707,846	586,200
Other Expenses (2)	17,422	30,131	75,854	85,168
Operating Income	82,546	35,222	152,804	75,507
Income (Loss) from Equity Method Investments	(112)	(528)	(94)	238
Pre-Tax Income	$82,434	$34,694	$152,710	$75,745
Identifiable Segment Assets	$1,114,565	$919,000	$1,114,565	$919,000
Investment Management
Net Revenues (1)	$17,680	$23,033	$58,179	$68,155
Operating Expenses	14,843	18,275	46,357	58,050
Other Expenses (2)	298	28,082	811	31,605
Operating Income (Loss)	2,539	(23,324)	11,011	(21,500)
Income from Equity Method Investments	1,290	1,457	4,223	3,796
Pre-Tax Income (Loss)	$3,829	$(21,867)	$15,234	$(17,704)
Identifiable Segment Assets	$347,065	$411,389	$347,065	$411,389
Total
Net Revenues (1)	$386,314	$308,951	$994,683	$815,030
Operating Expenses	283,509	238,840	754,203	644,250
Other Expenses (2)	17,720	58,213	76,665	116,773
Operating Income	85,085	11,898	163,815	54,007
Income from Equity Method Investments	1,178	929	4,129	4,034
Pre-Tax Income	$86,263	$12,827	$167,944	$58,041
Identifiable Segment Assets	$1,461,630	$1,330,389	$1,461,630	$1,330,389

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Banking (A)	$200	$357	$270	$(2,874)
Investment Management (B)	522	(779)	337	(2,243)
Total Other Revenue, net	$722	$(422)	$607	$(5,117)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2,592 and $6,946 for the three and nine months ended September 30, 2016, respectively, and $1,452 and $4,889 for the three and nine months ended September 30, 2015, respectively.

(B)
Investment Management Other Revenue, net, includes interest expense on the Notes Payable and the line of credit of $670 for the nine months ended September 30, 2016 and $962 and $2,874 for the three and nine months ended September 30, 2015, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$13,859	$21,980	$66,356	$66,123
Other Acquisition Related Compensation Charges	—	—	—	1,537
Special Charges	—	—	—	2,151
Acquisition and Transition Costs	41	538	(692)	1,928
Fair Value of Contingent Consideration	984	2,797	1,671	2,797
Intangible Asset and Other Amortization	2,538	4,816	8,519	10,632
Total Investment Banking	17,422	30,131	75,854	85,168
Investment Management
Special Charges	—	28,000	—	31,348
Acquisition and Transition Costs	298	—	702	11
Intangible Asset and Other Amortization	—	82	109	246
Total Investment Management	298	28,082	811	31,605
Total Other Expenses	$17,720	$58,213	$76,665	$116,773
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company’s revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net Revenues: (1)
United States	$322,128	$238,231	$714,983	$603,239
Europe and Other	54,690	61,838	247,371	189,976
Latin America	8,774	9,304	31,722	26,932
Total	$385,592	$309,373	$994,076	$820,147
(1) Excludes Other Revenue and Interest Expense.
The Company’s total assets are located in the following geographical areas:

	September 30, 2016	December 31, 2015
Total Assets:
United States	$1,196,511	$1,135,570
Europe and Other	179,333	221,358
Latin America	85,786	122,243
Total	$1,461,630	$1,479,171

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2016 and 2015. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$368,434	$285,561	29%	$936,234	$749,749	25%
Investment Management Revenue	17,158	23,812	(28%)	57,842	70,398	(18%)
Other Revenue	5,509	4,097	34%	12,650	8,656	46%
Total Revenues	391,101	313,470	25%	1,006,726	828,803	21%
Interest Expense	4,787	4,519	6%	12,043	13,773	(13%)
Net Revenues	386,314	308,951	25%	994,683	815,030	22%
Expenses
Operating Expenses	283,509	238,840	19%	754,203	644,250	17%
Other Expenses	17,720	58,213	(70%)	76,665	116,773	(34%)
Total Expenses	301,229	297,053	1%	830,868	761,023	9%
Income Before Income from Equity Method Investments and Income Taxes	85,085	11,898	615%	163,815	54,007	203%
Income from Equity Method Investments	1,178	929	27%	4,129	4,034	2%
Income Before Income Taxes	86,263	12,827	573%	167,944	58,041	189%
Provision for Income Taxes	38,980	7,392	427%	79,390	30,327	162%
Net Income	47,283	5,435	770%	88,554	27,714	220%
Net Income (Loss) Attributable to Noncontrolling Interest	12,588	(1,762)	NM	24,454	5,453	348%
Net Income Attributable to Evercore Partners Inc.	$34,695	$7,197	382%	$64,100	$22,261	188%
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.79	$0.16	394%	$1.45	$0.52	179%
As of September 30, 2016 and 2015 we employed approximately 1,500 and 1,400 people, respectively, worldwide.
Three Months Ended September 30, 2016 versus September 30, 2015
Net Revenues were $386.3 million for the three months ended September 30, 2016, an increase of $77.4 million, or 25%, versus Net Revenues of $309.0 million for the three months ended September 30, 2015. Investment Banking Revenue increased 29% and Investment Management Revenue decreased 28% compared to the three months ended September 30, 2015. On December 31, 2015, we deconsolidated the assets and liabilities of Atalanta Sosnoff and we accounted for our interest as an equity method investment from that date forward. For the three months ended September 30, 2015, the results of Atalanta Sosnoff were consolidated, which included Net Revenues of $5.4 million and Total Expenses of $5.1 million. Other Revenue for the three months ended September 30, 2016 increased 34% compared to the three months ended September 30, 2015, which was partially attributable to a gain resulting from the transfer of ownership of the Mexican Private Equity business on September 30, 2016.
Total Operating Expenses were $283.5 million for the three months ended September 30, 2016, as compared to $238.8 million for the three months ended September 30, 2015, an increase of $44.7 million or 19%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $217.8 million for the three months ended September 30, 2016, an increase of $42.4 million, or 24%, versus expense of $175.4 million for the three months ended September 30, 2015. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements. Headcount increased 7% from September 30, 2015 to September 30, 2016. Non-compensation expenses as a component of Operating Expenses were $65.7 million for the three months ended September 30, 2016, an increase of $2.3 million, or 4%, over non-compensation operating expenses of

$63.4 million for the three months ended September 30, 2015. Non-compensation operating expenses increased compared to the three months ended September 30, 2015 primarily driven by increased headcount and higher professional fees.
Total Other Expenses of $17.7 million for the three months ended September 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $13.9 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.3 million, changes to the fair value of contingent consideration of $1.0 million and intangible asset and other amortization of $2.5 million. Total Other Expenses of $58.2 million for the three months ended September 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $22.0 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Special Charges $28.0 million, related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, Acquisition and Transition Costs of $0.5 million, changes to the fair value of contingent consideration of $2.8 million and intangible asset and other amortization of $4.9 million.
Assuming the maximum thresholds for the Class G and H LP Interests were considered probable of achievement at September 30, 2016, an additional $28.3 million of expense would have been incurred in the third quarter ended September 30, 2016 and the remaining expense to be accrued over the future vesting period extending from October 1, 2016 to February 15, 2020 would be $126.3 million. In that circumstance, the total number of Class G and H LP Interests that would vest and become exchangeable to Class E LP Units would be 5.0 million. Conversely, the life to date actual accrued expense related to unvested Class G and H LP Interests as of September 30, 2016 was $91.9 million, which would be reversed if the actual performance falls below the minimum thresholds prior to vesting.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 60% for the three months ended September 30, 2016, compared to 64% for the three months ended September 30, 2015.
Income from Equity Method Investments was $1.2 million for the three months ended September 30, 2016, an increase of 27% as compared to $0.9 million for the three months ended September 30, 2015. The increase was primarily a result of the inclusion of Atalanta Sosnoff's earnings in the third quarter of 2016, partially offset by a decrease in earnings from ABS.
The provision for income taxes for the three months ended September 30, 2016 was $39.0 million, which reflected an effective tax rate of 45%. The provision for income taxes for the three months ended September 30, 2015 was $7.4 million, which reflected an effective tax rate of 58%. The provision for income taxes for 2016 and 2015 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income (Loss) Attributable to Noncontrolling Interest was $12.6 million for the three months ended September 30, 2016 compared to ($1.8) million for the three months ended September 30, 2015. The increase in Net Income (Loss) Attributable to Noncontrolling Interest reflects higher income allocated to Evercore LP during the three months ended September 30, 2016, as well as the impact of the impairment of goodwill in the Institutional Asset Management reporting unit incurred in the third quarter of 2015.
Nine Months Ended September 30, 2016 versus September 30, 2015
Net Revenues were $994.7 million for the nine months ended September 30, 2016, an increase of $179.7 million, or 22%, versus Net Revenues of $815.0 million for the nine months ended September 30, 2015. Investment Banking Revenue increased 25% and Investment Management Revenue decreased 18% compared to the nine months ended September 30, 2015. For the nine months ended September 30, 2015, the results of Atalanta Sosnoff were consolidated, which included Net Revenues of $16.7 million and Total Expenses of $15.6 million. Other Revenue for the nine months ended September 30, 2016 was 46% higher than for the nine months ended September 30, 2015, which was partially attributable to a gain resulting from the transfer of ownership of the Mexican Private Equity business on September 30, 2016, as well as foreign currency gains resulting from currency fluctuations following the Brexit vote in June 2016.
Total Operating Expenses were $754.2 million for the nine months ended September 30, 2016, as compared to $644.3 million for the nine months ended September 30, 2015, an increase of $110.0 million, or 17%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $566.6 million for the nine months ended September 30, 2016, an increase of $100.6 million, or 22%, versus expense of $466.0 million for the nine months ended September 30, 2015. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $187.6 million for the nine months ended September 30, 2016, an increase of $9.3 million, or 5%, over non-compensation operating expenses of $178.3 million for the nine months ended September 30, 2015. Non-compensation operating expenses increased compared to the nine months ended September 30, 2015 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Total Other Expenses of $76.7 million for the nine months ended September 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $66.4 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.01 million, changes to the fair value of contingent consideration of $1.7 million and intangible asset and other amortization of $8.6 million. Total Other Expenses of $116.8 million for the nine months ended September 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $66.1 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, Special Charges of $33.5 million, primarily related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, Acquisition and Transition Costs of $1.9 million, changes to the fair value of contingent consideration of $2.8 million and intangible asset and other amortization of $10.9 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64% for the nine months ended September 30, 2016, compared to 65% for the nine months ended September 30, 2015.
Income from Equity Method Investments was $4.1 million for the nine months ended September 30, 2016, as compared to $4.0 million for the nine months ended September 30, 2015. The increase was primarily a result of the inclusion of Atalanta Sosnoff's earnings for the nine months ended September 30, 2016, partially offset by a decrease in earnings from ABS and G5 | Evercore.
The provision for income taxes for the nine months ended September 30, 2016 was $79.4 million, which reflected an effective tax rate of 47%. The provision for income taxes for the nine months ended September 30, 2015 was $30.3 million, which reflected an effective tax rate of 52%.  The provision for income taxes for 2016 and 2015 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests in 2016, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income (Loss) Attributable to Noncontrolling Interest was $24.5 million for the nine months ended September 30, 2016 compared to $5.5 million for the nine months ended September 30, 2015. The increase in Net Income (Loss) Attributable to Noncontrolling Interest reflects higher income allocated to Evercore LP during the nine months ended September 30, 2016, as well as the impact of the impairment of goodwill in the Institutional Asset Management reporting unit incurred during the nine months ended September 30, 2015.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$306,993	$222,782	38%	$743,853	$553,872	34%
Commissions and Related Fees	53,512	58,264	(8%)	167,908	164,363	2%
Underwriting Fees	7,929	4,515	76%	24,473	31,514	(22%)
Total Investment Banking Revenue (1)	368,434	285,561	29%	936,234	749,749	25%
Other Revenue, net (2)	200	357	(44%)	270	(2,874)	NM
Net Revenues	368,634	285,918	29%	936,504	746,875	25%
Expenses
Operating Expenses	268,666	220,565	22%	707,846	586,200	21%
Other Expenses	17,422	30,131	(42%)	75,854	85,168	(11%)
Total Expenses	286,088	250,696	14%	783,700	671,368	17%
Operating Income (3)	82,546	35,222	134%	152,804	75,507	102%
Income (Loss) from Equity Method Investments	(112)	(528)	79%	(94)	238	NM
Pre-Tax Income	$82,434	$34,694	138%	$152,710	$75,745	102%

(1)
Includes client related expenses of $5.9 million and $16.4 million for the three and nine months ended September 30, 2016, respectively, and $6.6 million and $14.6 million for the three and nine months ended September 30, 2015, respectively.

(2)
Includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2.6 million and $6.9 million for the three and nine months ended September 30, 2016, respectively, and $1.5 million and $4.9 million for the three and nine months ended September 30, 2015, respectively.

(3)
Includes Noncontrolling Interest of $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

For the three months ended September 30, 2016, the dollar value of North American announced and completed M&A activity decreased 40% and 20%, respectively, compared to three months ended September 30, 2015, while the dollar value of Global announced and completed M&A activity for the three months ended September 30, 2016 decreased 21% and 17%, respectively, compared to three months ended September 30, 2015. For the nine months ended September 30, 2016, the dollar value of North American announced and completed M&A activity decreased 29% and was flat, respectively, compared to the nine months ended September 30, 2015, while the dollar value of Global announced and completed M&A activity for the nine months ended September 30, 2016 decreased 21% and 6%, respectively, compared to the nine months ended September 30, 2015:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$352	$586	(40%)	$1,073	$1,507	(29%)
Value of North American M&A Deals Completed	$417	$524	(20%)	$1,200	$1,204	—%
Value of Global M&A Deals Announced	$802	$1,012	(21%)	$2,390	$3,013	(21%)
Value of Global M&A Deals Completed	$753	$902	(17%)	$2,305	$2,445	(6%)
Evercore Statistics **
Total Number of Advisory Client Transactions	211	168	26%	418	354	18%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	65	35	86%	164	112	46%

*	Source: Thomson Reuters October 1, 2016

**	Includes revenue generating clients only
Investment Banking Results of Operations
Three Months Ended September 30, 2016 versus September 30, 2015
Net Investment Banking Revenues were $368.6 million for the three months ended September 30, 2016 compared to $285.9 million for the three months ended September 30, 2015, which represented an increase of 29%. We earned advisory fees from 211 client transactions for the three months ended September 30, 2016 compared to 168 for the three months ended September 30, 2015, representing a 26% increase. We had 65 fees in excess of $1.0 million for the three months ended September 30, 2016, compared to 35 for the three months ended September 30, 2015, representing a 86% increase. The increase in revenues from the three months ended September 30, 2015 primarily reflects an increase of $84.2 million, or 38%, in Advisory Fees, principally driven by higher volume and value of deals in our U.S. business reflecting increased market share, and an increase of $3.4 million, or 76%, in Underwriting Fees, principally driven by higher volume in our U.S. and Mexico businesses. These increases were partially offset by a decrease of $4.8 million, or 8%, in our Commissions and Related Fees, principally driven by lower trading volumes at Evercore ISI compared to the comparable period in the prior year which experienced high volatility in the U.S. equity markets and therefore, higher volumes.
Operating Expenses were $268.7 million for the three months ended September 30, 2016 compared to $220.6 million for the three months ended September 30, 2015, an increase of $48.1 million, or 22%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $207.6 million for the three months ended September 30, 2016, as compared to $162.4 million for the three months ended September 30, 2015, an increase of $45.2 million, or 28%. The increase was primarily due to compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements, as well as increased incentive compensation related to the 29% increase in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $61.1 million for the three months ended September 30, 2016, as compared to $58.2 million for the three months ended September 30, 2015, an increase of $2.9 million, or 5%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business and higher professional fees.
Other Expenses of $17.4 million for the three months ended September 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $13.9 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.04 million, changes to the fair value of contingent consideration of $1.0 million and intangible asset and other amortization of $2.5 million. Other Expenses of $30.1 million for the three months ended September 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $22.0 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.5 million, changes to the fair value of contingent consideration of $2.8 million and intangible asset and other amortization of $4.8 million.
Nine Months Ended September 30, 2016 versus September 30, 2015
Net Investment Banking Revenues were $936.5 million for the nine months ended September 30, 2016 compared to $746.9 million for the nine months ended September 30, 2015, which represented an increase of 25%. We earned advisory fees from 418 clients for the nine months ended September 30, 2016 compared to 354 for the nine months ended September 30, 2015, representing a 18% increase. We had 164 fees in excess of $1.0 million for the nine months ended September 30, 2016, compared to 112 for the nine months ended September 30, 2015, representing a 46% increase. The increase in revenues from the nine months ended September 30, 2015 primarily reflects an increase of $190.0 million, or 34%, in Advisory fees, principally driven by higher volume and value of deals in our U.S. and U.K. businesses reflecting increased market share, and an increase of $3.5 million, or 2%, in our Commissions and Related Fees, principally driven by higher trading volumes at Evercore ISI. These increases were partially offset by a decrease of $7.0 million, or 22%, in Underwriting Fees, principally related to market conditions during 2016.
Operating Expenses were $707.8 million for the nine months ended September 30, 2016 compared to $586.2 million for the nine months ended September 30, 2015, an increase of $121.6 million, or 21%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $533.6 million for the nine months ended September 30, 2016, as compared to $425.0 million for the nine months ended September 30, 2015, an increase of $108.6 million, or 26%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements, as well as increased incentive compensation related to the 25% increase in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $174.2 million for the nine months ended September 30, 2016, as compared to $161.2 million for the nine months ended September 30, 2015, an increase of $13.0 million, or 8%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $75.9 million for the nine months ended September 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $66.4 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.7) million, primarily reflecting the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015, changes to the fair value of contingent consideration of $1.7 million and intangible asset and other amortization of $8.5 million. Other Expenses of $85.2 million for the nine months ended September 30, 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $66.1 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, Special Charges of $2.2 million, Acquisition and Transition Costs of $1.9 million, changes to the fair value of contingent consideration of $2.8 million and intangible asset and other amortization of $10.6 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$9,311	$8,650	8%	$27,180	$25,828	5%
Institutional Asset Management	6,105	11,152	(45%)	17,690	33,966	(48%)
Private Equity	760	1,391	(45%)	3,457	4,213	(18%)
Total Investment Advisory and Management Fees	16,176	21,193	(24%)	48,327	64,007	(24%)
Realized and Unrealized Gains:
Institutional Asset Management	811	686	18%	3,213	3,132	3%
Private Equity	171	1,933	(91%)	6,302	3,259	93%
Total Realized and Unrealized Gains	982	2,619	(63%)	9,515	6,391	49%
Investment Management Revenue (1)	17,158	23,812	(28%)	57,842	70,398	(18%)
Other Revenue, net (2)	522	(779)	NM	337	(2,243)	NM
Net Investment Management Revenues	17,680	23,033	(23%)	58,179	68,155	(15%)
Expenses
Operating Expenses	14,843	18,275	(19%)	46,357	58,050	(20%)
Other Expenses (3)	298	28,082	(99%)	811	31,605	(97%)
Total Expenses	15,141	46,357	(67%)	47,168	89,655	(47%)
Operating Income (Loss) (4)	2,539	(23,324)	NM	11,011	(21,500)	NM
Income from Equity Method Investments (5)	1,290	1,457	(11%)	4,223	3,796	11%
Pre-Tax Income (Loss)	$3,829	$(21,867)	NM	$15,234	$(17,704)	NM

(1)
Includes client related expenses of $0.3 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million for the three and nine months ended September 30, 2015.

(2)
Includes interest expense on the Notes Payable and the line of credit of $0.7 million for the nine months ended September 30, 2016 and $1.0 million and $2.9 million for the three and nine months ended September 30, 2015, respectively.

(3)
Includes an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit of $28.0 million for the three and nine months ended September 30, 2015.

(4)
Includes Noncontrolling Interest of $0.8 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, and $1.4 million and $2.8 million for the three and nine months ended September 30, 2015, respectively.

(5)	Equity in G5 ǀ Evercore, ABS and Atalanta Sosnoff (after its deconsolidation on December 31, 2015) is classified as Income from Equity Method Investments.
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
On July 19, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco. This transaction closed on September 30, 2016. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Prior to the Glisco transaction, we earned management fees on GMCP II and GMCP III of 2.25% and 2.0%, respectively, per annum of committed capital during its investment period, and 2.25% and 2.0%, respectively, per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earns carried interest of 20% based on the fund’s performance, provided it exceeds preferred return hurdles to its limited partners. We owned 8%-9% of the carried interest earned by the general partner of ECP II up until the fund's termination on December 31, 2014. A significant portion of any gains recognized related to ECP II, GMCP II and GMCP III, and any carried interest recognized by them, are distributed to certain of our private equity professionals.
In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of September 30, 2016, we had $1.4 million of previously distributed carried interest that may be subject to repayment.
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
Assets Under Management
AUM for our Investment Management businesses of $8.4 billion at September 30, 2016 increased compared to $8.2 billion at December 31, 2015. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 63% of Level I investments, 34% of Level II investments and 3% of Level III investments as of September 30, 2016 and 66% of Level I investments and 34% of Level II investments as of December 31, 2015. Institutional Asset Management maintained 83% and 87% of Level I investments and 17% and 13% of Level II investments as of September 30, 2016 and December 31, 2015, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.
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

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2015	$6,209	$1,655	$304	$8,168
Inflows	564	1,352	—	1,916
Outflows	(450)	(876)	—	(1,326)
Market Appreciation (Depreciation)	184	(283)	—	(99)
Transfer of Ownership of Mexican Private Equity Business (September 30, 2016)	—	—	(304)	(304)
Balance at September 30, 2016	$6,507	$1,848	$—	$8,355

Unconsolidated Affiliates - Balance at September 30, 2016:
Atalanta Sosnoff	$—	$5,197	$—	$5,197
G5 ǀ Evercore	$1,785	$—	$—	$1,785
ABS	$—	$4,870	$—	$4,870

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of September 30, 2016:

	Wealth Management	Institutional Asset Management
Equities	55%	19%
Fixed Income	34%	81%
Liquidity (1)	7%	—%
Alternatives	4%	—%
Total	100%	100%
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
For the nine months ended September 30, 2016, AUM for Wealth Management increased 5%, reflecting a 2% increase due to flows and a 3% increase due to market appreciation. Wealth Management lagged the S&P 500 on a 1 and 3 year basis by 9% and 1%, respectively, during the period and outperformed the fixed income composite on a 1 and 3 year basis by 60 basis points and 10 basis points, respectively. For the period, the S&P 500 was up 8%, while the fixed income composite increased by 3%.
Our Institutional Asset Management business reflects assets managed by ECB. ECB primarily manages Mexican Government and corporate fixed income securities. ECB also manages equity products. ECB utilizes the IPC Index, which is a capitalization weighted index of leading equities traded on the Mexican Stock Exchange and the Cetes 28 Index, which is an index of Treasury Bills issued by the Mexican Government, as benchmarks in reviewing their performance and managing their investment decisions. For the nine months ended September 30, 2016, AUM for Institutional Asset Management increased 12%, reflecting a 29% increase due to flows, partially offset by a 17% decrease due to market depreciation. ECB's AUM increase primarily reflects net inflows, partially offset by the impact of the fluctuation of foreign currency.
Our Private Equity business included the assets of funds which our Private Equity professionals managed. These funds included ECP II (terminated on December 31, 2014), and the Discovery Fund, GMCP II and GMCP III prior to the closing of the Glisco transaction on September 30, 2016. See Note 8 to our unaudited condensed consolidated financial statements for further information.
AUM from our unconsolidated affiliates decreased 1% from December 31, 2015, primarily related to negative performance in Atalanta Sosnoff and ABS.

Three Months Ended September 30, 2016 versus September 30, 2015
Net Investment Management Revenues were $17.7 million for the three months ended September 30, 2016, compared to $23.0 million for the three months ended September 30, 2015. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 24% from the three months ended September 30, 2015, primarily reflecting a decrease in Institutional Asset Management fees related to our deconsolidation of Atalanta Sosnoff (which reflected revenue of $5.4 million for the three months ended September 30, 2015), partially offset by higher fees in Wealth Management of $0.7 million related to growth in AUM. Fee-based revenues included $0.04 million of revenues from performance fees for the three months ended September 30, 2016, compared to $0.01 million of revenues from performance fees during the three months ended September 30, 2015. Realized and Unrealized Gains decreased 63% from the prior year primarily resulting from lower gains in our private equity funds, partially offset by higher gains in Institutional Asset Management. Income from Equity Method Investments decreased from the three months ended September 30, 2015 primarily as a result of a decrease in earnings from our investments in ABS and G5 | Evercore, partially offset by the inclusion of Atalanta Sosnoff’s earnings in the third quarter of 2016.
Operating Expenses were $14.8 million for the three months ended September 30, 2016, as compared to $18.3 million for the three months ended September 30, 2015, a decrease of $3.4 million, or 19%, primarily reflecting the deconsolidation of Atalanta Sosnoff (which reflected expenses of $5.1 million for the three months ended September 30, 2015). Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $10.3 million for the three months ended September 30, 2016, as compared to $13.0 million for the three months ended September 30, 2015, a decrease of $2.7 million, or 21%. Non-compensation expenses, as a component of Operating Expenses, were $4.5 million, as compared to $5.3 million for the three months ended September 30, 2015, a decrease of $0.8 million, or 15%.
Other Expenses of $0.3 million for the three months ended September 30, 2016 were related to Acquisition and Transition Costs. Other Expenses of $28.1 million for the three months ended September 30, 2015 primarily included Special Charges of $28.0 million related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit.
Nine Months Ended September 30, 2016 versus September 30, 2015
Net Investment Management Revenues were $58.2 million for the nine months ended September 30, 2016, compared to $68.2 million for the nine months ended September 30, 2015. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 24% from the nine months ended September 30, 2015, primarily reflecting a decrease in Institutional Asset Management fees related to our deconsolidation of Atalanta Sosnoff (which reflected Net Revenues of $16.7 million for the nine months ended September 30, 2015), partially offset by higher fees in Wealth Management of $1.4 million related to growth in AUM. Fee-based revenues included $0.2 million of revenues from performance fees during the nine months ended September 30, 2016 compared to $0.4 million during the nine months ended September 30, 2015. Realized and Unrealized Gains increased 49% from the prior year primarily resulting from higher gains and performance fees in our private equity funds. Income from Equity Method Investments increased from the nine months ended September 30, 2015 primarily as a result of the inclusion of Atalanta Sosnoff's earnings in 2016.
Operating Expenses were $46.4 million for the nine months ended September 30, 2016, as compared to $58.1 million for the nine months ended September 30, 2015, a decrease of $11.7 million, or 20%, primarily reflecting the deconsolidation of Atalanta Sosnoff (which reflected expenses of $15.6 million for the nine months ended September 30, 2015). Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $33.0 million for the nine months ended September 30, 2016, as compared to $41.0 million for the nine months ended September 30, 2015, a decrease of $8.0 million, or 20%. Non-compensation expenses, as a component of Operating Expenses, were $13.4 million for the nine months ended September 30, 2016, as compared to $17.1 million for the nine months ended September 30, 2015, a decrease of $3.7 million, or 22%.
Other Expenses of $0.8 million for the nine months ended September 30, 2016 included Acquisition and Transition Costs of $0.7 million and intangible asset and other amortization of $0.1 million. Other Expenses of $31.6 million for the nine months ended September 30, 2015 primarily included Special Charges of $31.3 million, primarily related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit.
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

	For the Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$88,554	$27,714
Non-cash charges	203,985	211,004
Other operating activities	(46,631)	(95,876)
Operating activities	245,908	142,842
Investing activities	(41,564)	(18,655)
Financing activities	(189,228)	(191,363)
Effect of exchange rate changes	(17,851)	(6,839)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,735)	(74,015)
Cash and Cash Equivalents
Beginning of Period	448,764	352,160
End of Period	$446,029	$278,145
Nine Months Ended September 30, 2016. Cash and Cash Equivalents were $446.0 million at September 30, 2016, a decrease of $2.7 million versus Cash and Cash Equivalents of $448.8 million at December 31, 2015. Operating activities resulted in a net inflow of $245.9 million, primarily related to earnings, partially offset by a decrease in accrued compensation and benefits. Cash of $41.6 million was used in investing activities primarily related to net purchases of our marketable securities, purchases of furniture, equipment and leasehold improvements and an increase in restricted cash. Financing activities during the period used cash of $189.2 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, treasury stock purchases and the repayment of the outstanding borrowings under the senior credit facility with Mizuho, partially offset by the issuance of the Private Placement Notes.
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
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred. These circumstances could include unfavorable market conditions or the loss of key personnel of the investee.
For a further discussion of risks related to our business, refer to "Risk Factors" in Item 1A. and in our Form 10-K for the year ended December 31, 2015.
Stock Incentive Plan
During the second quarter of 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan. The amended plan, among other things, authorizes an additional 10.0 million shares of the Company's Class A Shares.
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.

In October 2014, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of seven million Class A Shares and/or LP Units for up to $350.0 million. On April 25, 2016, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2016, we repurchased 2,402,904 shares, at an average cost per share of $48.22, for $115.8 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2016, we repurchased 998,786 shares, at an average cost per share of $46.04 for $46.0 million primarily related to minimum tax withholding requirements of share deliveries.
On January 29, 2016, we purchased, at fair value, all of the noncontrolling interest in ECB for $6.5 million.
Private Placement
On March 30, 2016, the Company issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of its 4.88% Series A Notes due 2021, $67.0 million aggregate principal amount of its 5.23% Series B Notes due 2023, $48.0 million aggregate principal amount of its 5.48% Series C Notes due 2026 and $17.0 million aggregate principal amount of its 5.58% Series D Notes due 2028, pursuant to the Note Purchase Agreement dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's material domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2016, the Company was in compliance with all of these covenants.
The Company used $120.0 million of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Lines of Credit
On June 26, 2015, East, a wholly-owned subsidiary of the Company, increased its line of credit from First Republic Bank to an aggregate principal amount of up to $75.0 million, to be used for working capital and other corporate activities, including, but not limited to, the repurchase of the Company's stock from time to time. This facility is secured by (i) cash and cash equivalents of East held in a designated account with First Republic Bank, (ii) certain of East's intercompany receivables and (iii) third party accounts receivable of EGL. Drawings under this facility bear interest at the prime rate. The facility was renewed on June 26, 2015 and the maturity date was extended to June 27, 2016. On January 15, 2016, the line of credit from First Republic Bank was decreased to an aggregate principal amount of up to $50.0 million. In addition, the agreement was modified to impose similar quarterly financial covenants as the Company agreed to in the senior credit facility with Mizuho executed in November 2015, including (i) a Minimum Consolidated Tangible Net Worth, (ii) a Minimum Unencumbered Liquid Asset Ratio and (iii) a Maximum Consolidated Leverage Ratio. On January 27, 2016, East drew down $50.0 million on this facility. East repaid and terminated its line of credit with First Republic Bank on June 23, 2016.
On June 24, 2016, East entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGLs, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. Drawings under this facility bear interest at the prime rate. The facility matures on June 23, 2017, subject to an extension agreed to between East and PNC. There have been no monies drawn on this facility as of September 30, 2016.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10.3 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB’s line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments
The Company has subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In April 2016, the Company repaid $6.0 million of the original borrowings pursuant to a separate agreement. As of September 30, 2016, the Company had $16.6 million in subordinated borrowings pursuant to these agreements.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.6 years, as of September 30, 2016, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB’s AUM, as well as clients’ investment allocations requiring positioning in repurchase transactions.
ECB has procedures in place to monitor the daily risk limits for positions taken, as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is VaR, which is a statistical measure, at a 98% confidence level, of the potential daily losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year’s historical data. ECB’s Risk Management

Committee has established a policy to maintain VaR at levels below 0.1% of the value of the portfolio. If at any point in time the threshold is exceeded, ECB personnel are alerted by an automated interface with ECB’s trading systems and begin to make adjustments in the portfolio in order to mitigate the risk and bring the portfolio in compliance. Concurrently, ECB personnel must notify the Committee of the variance and the actions taken to reduce the exposure to loss.
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
As of September 30, 2016 and December 31, 2015, a summary of ECB’s assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	September 30, 2016		December 31, 2015
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$17,848		$41,742
Securities Purchased Under Agreements to Resell	12,881	$12,883	2,191	$2,192
Total Assets	30,729		43,933
Liabilities
Securities Sold Under Agreements to Repurchase	(30,757)	$(30,782)	(44,000)	$(44,063)
Net Liabilities	$(28)		$(67)
Risk Measures
VaR	$1		$4
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(9)		$(20)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$9		$20

Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
As of September 30, 2016, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740; hence, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $5.1 million and $8.2 million as of September 30, 2016 and December 31, 2015, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2023, depending on the timing and level of investments by our private equity funds.

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
Market and Investment Risk
We hold equity securities and invest in exchange traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of September 30, 2016, the fair value of our investments with these products, based on closing prices, was $27.1 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $2.7 million for the three months ended September 30, 2016.
See "-Liquidity and Capital Resources" above for a discussion of collateralized financing transactions at ECB.
Private Equity Funds
Through our principal investments in our private equity funds and our ability to earn carried interest from these funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest. Our professionals devote considerable time and resources to work closely with the portfolio company’s management to assist in designing a business strategy, allocating capital and other resources and evaluating expansion or acquisition opportunities. On a quarterly basis, we perform a comprehensive analysis and valuation of all of the portfolio companies. Our analysis includes reviewing the current market conditions and valuations of each portfolio company. Valuations and analysis regarding our investment in Trilantic are performed by their respective professionals, and thus we are not involved in determining the fair value for the portfolio companies of such funds.
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.1 million for the three months ended September 30, 2016.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2016, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($11.9) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
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

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client’s creditworthiness. As of September 30, 2016 and December 31, 2015, total receivables amounted to $146.3 million and $175.5 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the nine months ended September 30, 2016 and 2015.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2016, we had Marketable Securities of $66.5 million, of which 59% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
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
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Credit Risk." We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 2 " – Market Risk and Credit Risk" above.

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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
In January 2015, Donna Marie Coburn filed a proposed class action complaint against Evercore Trust Company ("ETC") in the U.S. District Court for the District of Columbia, in which she purported to represent a class of participants in the J.C. Penney Corporation Inc. Savings, Profit-Sharing and Stock Ownership Plan (the "Plan") whose participant accounts held J.C. Penney stock at any time between May 15, 2012 and the present. The complaint alleged that ETC breached its fiduciary duties under the Employee Retirement Income Security Act by causing the Plan to invest in J.C. Penney stock during that period and claimed that the Plan suffered losses of approximately $300 million due to declines in J.C. Penney stock. ETC believes that it has meritorious defenses against the plaintiff’s claims and intends to vigorously defend the action. ETC is indemnified by J.C. Penney, and ultimately the Plan, for reasonable attorneys’ fees and other legal expenses, which would be refunded should ETC not prevail. On April 13, 2015, ETC moved to dismiss the complaint for failure to state a claim upon which relief may be granted, and on February 17, 2016, the district court granted ETC’s motion to dismiss. On March 15, 2016, plaintiff noticed an appeal of the district court’s decision. The case was argued to the United States Court of Appeals for the D.C. Circuit on October 13, 2016, and the parties are awaiting a decision.

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
For a discussion of other material risks, see "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2016	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	510,081	$49.96	500,972	1,884,085
February 1 to February 29	1,813,583	45.65	882,028	1,002,057
March 1 to March 31	11,628	49.67	—	1,002,057
Total	2,335,292	$46.61	1,383,000	1,002,057

April 1 to April 30	77,869	$51.10	75,000	7,425,000
May 1 to May 31	835,720	49.70	831,300	6,593,700
June 1 to June 30	111,704	49.08	102,311	6,491,389
Total	1,025,293	$49.74	1,008,611	6,491,389

July 1 to July 31	14,083	$44.73	—	6,491,389
August 1 to August 31	26,808	50.65	11,293	6,480,096
September 1 to September 30	214	52.37	—	6,480,096
Total	41,105	$48.63	11,293	6,480,096

(1)
These include the repurchase of 952,292, 16,682 and 29,812 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2016, June 30, 2016 and September 30, 2016, respectively.

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes In Equity for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 2, 2016

Evercore Partners Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer