Form 10-K
period 2016-12-31
Evercore Partners Inc.
filed 2017-02-24
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
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
Registrant's telephone number, including area code: (212) 857-3100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2016 was approximately $1.7 billion, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $44.19 per share and on the par value of the registrant's Class B common stock, par value $0.01 per share.
The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of February 15, 2017, was 41,109,775. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of February 15, 2017 was 25 (excluding 75 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Partners Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2017 annual meeting of stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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
Any materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments thereto or in future press releases or other public statements.
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
Our Investment Management segment focuses on Institutional Asset Management, through which we manage financial assets for sophisticated institutional investors and provide independent fiduciary services to corporate employee benefit plans and Wealth Management, through which we provide wealth management services for high net-worth individuals. Each of these businesses is led by senior investment professionals with extensive experience in their respective fields. In addition, the segment includes our Private Equity business, which holds investments in entities that manage private equity funds.
Investment Banking
At December 31, 2016, our Investment Banking segment had 81 Advisory Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and broad geographic reach, as well as 32 senior research and distribution professionals in Evercore ISI.
In 2016, our Investment Banking segment generated $1.364 billion, or 95% of our revenues, excluding Other Revenue, net, ($1.134 billion, or 92%, in 2015 and $821.4 million, or 89%, in 2014) and earned advisory fees from 568 client transactions.
Advisory
We provide confidential, strategic and tactical advice to both public and private companies, with a particular focus on large, multinational corporations, as well as for select institutional investors and government institutions. By virtue of their prominence, size and sophistication, many of our clients are more likely to require expertise relating to larger and more complex situations. We are advising or have advised on numerous noteworthy transactions during the past three years, including:

• Medivation on its defense from Sanofi and subsequent sale to Pfizer	• NorthStar Asset Management Group on its merger with NorthStar Realty Finance and Colony Capital

• Qualcomm Incorporated on its announced acquisition of NXP Semiconductors NV	• Samsung Electronics on its announced acquisition of Harman International Industries

• Abbott Laboratories on its acquisition of St. Jude Medical	• CenturyLink on its announced acquisition of Level 3 Communications

• Shire on its acquisition of Baxalta as well as its acquisition of Dyax	• EMC on its sale to Dell and its owners, Michael S. Dell, MSD Capital and Silver Lake

• The Bazalgette Consortium of infrastructure investors on its successful bid to finance, deliver, and own the Thames Tideway Tunnel, a major greenfield sewerage pipeline project in London, England	• DuPont in its announced merger with Dow Chemical; its spinoff of Chemours and its successful proxy fight with Trian Fund Management

• Tokio Marine on its acquisition of HCC Insurance Holdings	• The Special Committee of the Board of Directors of Broadcom on its sale to Avago Technologies

• Energy Future Holdings on the restructuring of its debt	• CVS Health on its acquisition of Omnicare

• SilverLake Partners on its sale of IPC Systems to Centerbridge Partners	• Cable & Wireless Communications on its acquisition of Columbus International and on its sale to Liberty Global

• AstraZeneca on its successful defense against Pfizer's unsolicited approach	• Old Mutual on the IPO of OM Asset Management

• The Disinterested Directors of the Board of Chrysler Group on the purchase of the VEBA's 41.5% member interests by Fiat	• Macquarie Infrastructure Fund IV and Wren House Infrastructure on the acquisition of E.ON's operations in Spain and Portugal
Our approach is to work as a trusted senior advisor to top corporate officers and boards of directors, helping them devise strategies for enhancing shareholder value:

•
Objective Advice with a Long-Term Perspective. We seek to recommend shareholder value enhancement strategies or other financial strategies that we would pursue ourselves were we acting in management's capacity. This approach often includes advising our clients against pursuing transactions that we believe do not meet that standard.

•
Transaction Excellence. Since the beginning of 2000, we have advised on over $2.4 trillion of announced transactions, including acquisitions, sale processes, mergers of equals, special committee advisory assignments, recapitalizations and restructurings.

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

•
Strategic Shareholder Advisory and Activist and Defense. We are regarded as a leading advisor to clients on matters relating to shareholder activism, raid defense, corporate governance and shareholder reaction to M&A transactions.

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

Investment Management
Our Investment Management segment includes Institutional Asset Management, in the United States through Evercore Trust Company, N.A. ("ETC"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") and ABS Investment Management, LLC ("ABS") and in Mexico through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"); Wealth Management, through Evercore Wealth Management ("EWM"), Evercore Trust Company of Delaware ("ETCDE", which was established in 2016 and provides personal trust services) and G5 Holdings S.A. ("G5 ǀ Evercore"); and Private Equity. Our Investment Management business principally manages and invests capital on behalf of third parties, including a broad range of institutional investors such as corporate and public pension funds, endowments, foundations, insurance companies, family offices and high net-worth individuals. Our Investment Management business is led by highly experienced Portfolio and Client Relationship Managers.
In 2016, our Investment Management segment generated revenue of $75.8 million or 5% of our revenues, excluding Other Revenue, net, ($95.1 million, or 8%, in 2015 and $98.8 million, or 11%, in 2014). As of December 31, 2016, we had $8.0 billion of assets under management ("AUM"), excluding any AUM from our non-consolidated affiliates, of which $1.5 billion was attributable to Institutional Asset Management and $6.5 billion was attributable to Wealth Management.
Institutional Asset Management
Within our Institutional Asset Management business, ETC provides specialized investment management, independent fiduciary and trustee services and ECB primarily manages Mexican fixed income products and offers fiduciary and trust services. Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products and ABS is an institutionally focused hedge fund-of-funds manager. Atalanta Sosnoff and ABS are each investments reported under the equity method of accounting.

Wealth Management
Wealth Management provides services through EWM and G5 ǀ Evercore and personal trust services through Evercore Trust Company of Delaware, established in 2016. EWM targets clients with more than $5 million in investable assets and offers services such as investment policy creation, asset allocation, customized investment management, manager selection, performance reporting and financial planning. G5 ǀ Evercore is an investment reported under the equity method of accounting.
Interests in Private Equity Fund Managers
Private Equity holds interests in entities that manage value-oriented, middle-market private equity funds in Mexico. During 2016, we transferred ownership of our Mexican Private Equity business and related entities to Glisco Partners Inc. ("Glisco"), which assumed all responsibility for the management of the existing funds Glisco Partners II, L.P. ("Glisco II," formerly Evercore Mexico Capital Partners II, L.P., or EMCP II) and Glisco Partners III, L.P. ("Glisco III," formerly Evercore Mexico Capital Partners III, L.P., or EMCP III). We maintain a limited partner's interest in the funds and general partners of the funds, as well as in Glisco Manager Holdings LP, from which we will receive its portion of the management fees earned by Glisco. The Company and its affiliates are passive investors and do not participate in the management of any Glisco sponsored funds.
While we do not intend to raise any Evercore-sponsored successor funds, we maintain a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners ("Trilantic"). In connection with the issuance of certain limited partnership interests in Trilantic, the Company became a limited partner of Trilantic and is entitled to receive 10% of the aggregate amount of carried interest in respect to all of the portfolio investments made by Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV"), up to $15.0 million. The Company and its affiliates are passive investors and do not participate in the management of any Trilantic-sponsored funds. Trilantic also agreed to pay an annual fee to the Company equal to $2.0 million per year for a period of five years, ending in 2014, as consideration for services to be performed by the Company. In addition, as part of the strategic alliance, the Company committed $5.0 million of the total capital commitments of Trilantic Capital Partners V L.P. ("Trilantic V").
We previously raised and managed Evercore-sponsored funds, but do not currently have specific plans to continue to do so.
Our Strategies for Growth
We expect to deploy the majority of our capital to continue to grow our Investment Banking businesses. We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:

•
Add Highly Qualified Investment Banking Professionals with Industry and Product Expertise. In 2016, John Weinberg joined the Company as Executive Chairman and Chairman of the Board, strengthening and deepening our senior leadership team. In addition, we hired five new Senior Managing Directors in 2016, expanding our capabilities in the U.S. and Europe and increasing our presence in Energy, Industrials, Strategic Shareholder Advisory and Activist and Defense, as well as expanding our equity capital markets capabilities. We intend to continue to recruit high-caliber advisory, capital markets advisory, funds placement, research and distribution professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines we have identified as particularly attractive. On occasion these additions result from the acquisition of boutique independent advisory firms with leading professionals in a market or sector.

•
Achieve Organic Growth and Improved Profitability in Investment Management. We are focused on managing our current Investment Management business towards growth and improved profitability. We also continue to selectively evaluate opportunities to expand Wealth Management.

•
Expand In New Geographic Markets. We are expanding in new geographic markets where we believe the business environment will be receptive to the strengths of our Investment Banking business model or where we believe our clients have or may develop a significant presence. Our expansion in Germany, Spain and Singapore, as well as our advisory affiliates and alliances in Brazil, Japan, China, South Korea, India and Australia, represent important steps in this strategy. We are actively seeking to strengthen, expand and deepen these alliances. We may hire groups of talented professionals or pursue additional strategic acquisitions or alliances with highly regarded regional or local firms whose cultures and operating principles are similar to ours. In January 2017, we announced the opening of an office in Tokyo which will focus on providing M&A and advisory services to companies in Japan. In January 2017, we also expanded our global Investment Banking presence through our purchase of a 19% interest in Luminis Partners ("Luminis"), an independent corporate advisory firm based in Australia.

Results by Segment and Geographic Location
See Note 22 to our consolidated financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.
People
As of December 31, 2016, we employed approximately 1,475 people worldwide. Our senior professionals play a significant role in driving growth and are measured by their productivity either through revenue per Advisory Senior Managing Director or other metrics including asset growth for Portfolio and Client Relationship Managers. None of our employees are subject to any collective bargaining agreements, and we believe we have good relations with our employees.
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
Evercore is predominantly an independent investment banking advisory firm, and its competitors can be categorized into three main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS, (2) independent advisory firms such as Lazard and Rothschild and (3) boutiques, such as Centerview, Greenhill, Moelis, Perella Weinberg and PJT Partners, among others. We believe, and our clients have informed us, that firms which also engage in acquisition financing, significant proprietary trading in clients' securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since Evercore is able to avoid potential conflicts associated with these types of activities, we believe that Evercore is better able to develop more trusted and long-term relationships with its clients than those of its competitors which provide such services. In addition, we have a larger global presence and deeper sector expertise than many of the boutiques. Evercore ISI's business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
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
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and in the other jurisdictions where we operate. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. ("EGL"), a wholly-owned subsidiary of ours through which we conduct our investment banking business, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority ("FINRA"), and is registered as a broker-dealer in various states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. The SEC, FINRA, and regulators in various non-U.S. jurisdictions impose both conduct-based and disclosure-based requirements with respect to research reports and research analysts. State securities regulators also have regulatory or oversight authority over EGL. The Private Funds Group is impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in New York, Illinois, Ohio, California and New Mexico. Similar measures are being considered or have been implemented in other jurisdictions.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. EGL is also subject to the SEC's Market Access Rule, Rule 15c3-5. The Market Access Rule requires EGL to have controls and procedures in place to limit financial exposure caused by having direct market access. Our broker-dealer subsidiaries are also subject to regulations, including the USA PATRIOT Act of 2001 (the "Patriot Act"), which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.
We are also subject to the U.S. Foreign Corrupt Practices Act, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business.
Three of our affiliates, EWM, ABS and Atalanta Sosnoff, are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, state and local political contributions, as well as general anti-fraud prohibitions. EWM is also an investment advisor to a mutual fund, which subjects EWM to additional regulations under the Investment Company Act of 1940 (the "1940 Act"). ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC"), is a member bank of the Federal Reserve System and is subject to the Patriot Act and to the state laws in the jurisdictions in which it operates. ETCDE, established in 2016, is a limited purpose trust company regulated by the Office of the Delaware State Bank Commissioner. ETCDE is subject to the rules and regulations applicable to limited purpose trust companies operating in Delaware.
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
United Kingdom
Authorization by the Financial Conduct Authority ("FCA"). The FCA is responsible for regulating Evercore Partners International LLP ("Evercore U.K.") and International Strategy & Investment (U.K.) Limited ("ISI U.K."), the London vehicle of Evercore ISI. The Financial Services and Markets Act 2000 ("FSMA") is the basis for the United Kingdom's ("U.K.") financial services regulatory regime. FSMA is supported by secondary legislation and other rules made under FSMA, including the FCA Handbook of Rules and Guidance. A key FSMA provision is section 19, which contains a "general prohibition" against any person carrying on a "regulated activity" (or purporting to do so) in the U.K. unless he is an authorized or exempt person. It is a criminal offense to breach this general prohibition and certain agreements made in breach may not be enforceable. The "regulated activities" are set out in the FSMA (Regulated Activities) Order 2001 (as amended). Evercore U.K. is authorized to carry out regulated activities including: advising on investments; arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. ISI U.K. is also authorized to carry out these activities and, additionally, is authorized to carry out the regulated activity of dealing in investments as agent. As U.K. authorized persons, Evercore U.K. and ISI U.K. are subject to the FCA's high level principles for businesses, conduct of business obligations and organizational requirements. The FCA has extensive powers to supervise and intervene in the affairs of the firms. It can take a range of disciplinary enforcement actions, including public censure, restitution, fines or sanctions and the award of compensation.
FSMA also has a civil penalty regime for market abuse, supplemented by the FCA's Code of Market Conduct, which exists independently of a separate criminal regime for insider dealing. The civil regime implemented the Market Abuse Directive ("MAD") in the U.K., but has been amended to implement the new Markets Abuse Regulation ("MAR"), which has replaced MAD and expanded and developed the existing European Union ("EU") market abuse regime from July 3, 2016.
Regulatory Capital. Regulatory capital requirements form an integral part of the FCA's prudential supervision of FCA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties') financial stability. The FCA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high level requirement for firms to have adequate financial resources. However, as a so-called "exempt-CAD firm", Evercore U.K. is subject only to limited minimum capital requirements. ISI U.K. is a so-called "BIPRU investment firm". As a result, it is potentially subject to a greater minimum regulatory capital requirement, currently based on its annual fixed expenditure (its "fixed overhead requirement"). The FCA may impose a higher capital requirement than the minimum requirement on BIPRU investment firms.
Anti-Money Laundering, Counter-Terrorist Financing and Anti-Bribery. The Money Laundering Regulations 2007 came into force on December 15, 2007 and implemented the Third EU Money Laundering Directive ("MLD 3"). The MLD 3 harmonized standards across the EU with higher-level, risk-based requirements and required relevant firms to have procedures in place to prevent money laundering and to take a risk-based approach to focus the efforts where they are most needed. This approach included client due diligence, monitoring, staff training and awareness. Failure to maintain the necessary procedures is a criminal offense. The Fourth EU Money Laundering Directive ("MLD 4"), which entered into force on June 25, 2015 amends and replaces MLD 3. MLD 4 is designed to reinforce the efficacy of EU law in countering money laundering and terrorist financing and to ensure that the EU framework is aligned with the International Standards on Combating Money Laundering and the Financing of Terrorism and Proliferation adopted by the Financial Action Task Force in 2012. Member states are required to bring into force the laws, regulations and administrative provisions necessary to comply with MLD 4 by June 26, 2017 although the Commission of the European Union published a legislative proposal on July 5, 2016 with proposed amendments to MLD 4, including the bringing forward of its transposition date.
The Proceeds of Crime Act 2002 and the Terrorism Act 2000 also contain a number of offenses in relation to money laundering and terrorist financing, respectively. Evercore U.K., ISI U.K. (and potentially other Evercore entities with a 'close connection' to the U.K.) are also subject to the U.K. Bribery Act 2010 which came into force on July 1, 2011. It provides for criminal penalties for bribery of, or receipt of a bribe from, public officials, corporations and individuals, as well as for the failure of an organization to prevent a person with whom it is associated from providing bribes for the organization's benefit.
Regulatory Framework in the European Union. Both Evercore U.K. and ISI U.K. have obtained the appropriate European investment services passport rights to provide cross-border services into a number of other members of the European Economic Area ("EEA"). Evercore U.K. has also obtained a passport to provide specific investment services from a Spanish branch. These "passports" derive from the pan-European regime established by the EU Markets in Financial Instruments Directive ("MiFID"), which regulates the provision of investment services and activities throughout the EEA. MiFID provides investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as "host member states") on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This practice is known as "passporting."
MiFID has been recast and replaced with a new directive ("MiFID 2") and a new Markets in Financial Instruments Regulation ("MiFIR"). Among the measures introduced by MiFID 2 and MiFIR are enhanced investor protection and conduct of business rules. One aspect of the enhanced conduct of business rules is stricter restrictions on investment firms making or receiving so-called "inducements" including dealing (or broker) commissions. MiFID 2 and MiFIR also introduce a harmonized regime for access by non-European firms to the EU investment services market. This could impact the ability of Evercore entities outside of Europe to provide investment services within Europe. Both MiFID 2 and MiFIR entered into force on July 2, 2014 and must generally be applied by member states by January 3, 2018.
Hong Kong
In Hong Kong, the Securities and Futures Commission ("SFC") regulates our subsidiary, Evercore Asia Limited ("Evercore Asia"). The compliance requirements of the SFC include, among other things, net capital requirements and stockholders' equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with Evercore Asia, and requires the registration of such persons.
Singapore
In Singapore, corporate finance advisory activities are regulated by the Monetary Authority of Singapore ("MAS") and are subject to licensing requirements. Evercore Asia (Singapore) Pte. Ltd. maintains a Capital Market Services license issued by the MAS for dealing in securities and advising on corporate finance matters.
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
The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States and Mexican Banking Securities Commission, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a regulated entity or its directors, officers or employees.

Item 1A.	Risk Factors
Risks Related to Our Business
Difficult market conditions may adversely affect our business in many ways, including reducing the volume of the transactions involving our Investment Banking business and reducing the value of the assets we manage in our Investment Management businesses, which, in each case, may materially reduce our revenue or income.
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Global financial markets and economic conditions are negatively impacted by many factors beyond our control, including the inability to access credit markets, rising interest rates or inflation, terrorism, political uncertainty, uncertainty in the U.S. federal fiscal policy and the fiscal policy of foreign governments and the timing and nature of regulatory reform. Financial market and economic conditions have been volatile over the past decade, and challenging conditions have persisted. Concerns over the rate of economic recovery, the level of U.S. national debt and foreign debt, unemployment, the availability and cost of credit, the global housing market, inflation levels, currency fluctuations, energy costs (including significant changes in oil prices) and geopolitical issues have contributed to increased volatility, uncertainty and diminished expectations for the economy and for the markets. These conditions could reduce the demand for our services and present new challenges. Revenue generated by our Investment Banking business is related to the volume and value of the transactions in which we are involved. The majority of our bankers are focused on covering clients in the context of providing M&A services and those activities generate a substantial portion of our revenues. During periods of unfavorable market and economic conditions, our operating results may be adversely affected by a decrease in the volume and value of M&A transactions and increasing price competition among financial services companies seeking advisory engagements. Additionally, our clients engaging in M&A transactions often rely on access to the credit and/or capital markets to finance their transactions. The uncertainty of available credit and the volatility of the capital markets can adversely affect the size, volume, timing and ability of such clients to successfully complete M&A transactions and adversely affect our Investment Banking business.

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
Unfavorable market conditions also may lead to a reduction in revenues from our trading, underwriting and placement agent activities. In addition, Europe's ongoing debt crisis, which has negatively impacted economic conditions and global markets, could have a material adverse effect on our U.K. advisory business. The uncertainty over the outcome of international and the EU's financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. See "-A portion of our revenues are derived from our international operations, which are subject to certain risks."
During a market or general economic downturn, our Institutional Asset Management and Wealth Management businesses would also be expected to generate lower revenue because the management fees we receive are typically based on the market value of the securities that comprise the assets we manage. In addition, due to uncertainty or volatility in the market or in response to difficult market conditions, clients may withdraw funds from these businesses in favor of investments they perceive as offering greater opportunity or lower risk. Difficult market conditions can also materially adversely affect our ability to launch new products or offer new services in our Institutional Asset Management or Wealth Management businesses, which could negatively affect our ability to increase AUM. In each case, management fees based on AUM would be negatively affected. Moreover, difficult market conditions may negatively impact the private equity funds in which we hold interests by further reducing valuations and curtailing opportunities to exit and realize value from their investments.
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
Our senior leadership team's expertise, skill, reputation and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking business, including Advisory and Evercore ISI, is dependent on our senior Investment Banking professionals and on a small number of senior research analysts, traders and executives. In addition, EWM and ETC are dependent on a small number of senior portfolio managers and executives. Further, the operations and performance of G5 ǀ Evercore, ABS and Atalanta Sosnoff are dependent on a small number of senior executives. Our professionals possess substantial experience and expertise and strong client relationships. However, they are not obligated to remain employed with us and the market for qualified professionals is highly competitive. If these personnel were to retire, join an existing competitor, form a competing company or otherwise leave us, it could jeopardize our relationships with clients and result in the loss of client engagements and revenues.
In addition, if any of our executive officers or other senior professionals were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services or some of our other professionals could choose to follow the departing senior professional to a competitor. Although we have entered into non-competition agreements with certain senior professionals, there is no guarantee that these agreements provide sufficient incentives or protections to prevent our professionals from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights. The departure of a number of executive officers or senior professionals could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully identify and hire productive individuals to join our firm or consummate additional acquisitions, alliances or joint ventures on attractive terms, we may not be able to implement our growth strategy successfully.
Our growth strategy is based, in part, on our ability to attract and retain highly skilled profitable senior finance professionals across all of our businesses. To the extent we award compensation based on our business performance, we may not be able to retain our professionals, which could result in increased recruiting expenses or our recruiting professionals at higher compensation levels. For example, in connection with the formation of Evercore ISI and related acquisition, we issued Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") that become exchangeable for common stock only upon the satisfaction of multi-year performance conditions to a large number of employees. If business and economic conditions are such that satisfaction of these conditions becomes less likely, the effectiveness of these interests in retaining employees, including key senior employees, may be reduced.
Due to competition from other firms, we may face difficulties in recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors may be able to offer more attractive compensation packages or broader career opportunities. Additionally, it may take more than one year for us to determine whether new advisory professionals will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development aimed at developing this new talent.
Our growth strategy also relies on expanding our various businesses through additional acquisitions, entering into joint ventures and strategic alliances, and internally developing new opportunities that are complementary to our existing businesses and where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things:

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
If we are not successful in implementing our growth strategy, our business and results and the market price for our Class A common stock may be materially adversely affected.
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
Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve a number of risks and present financial, managerial and operational challenges, including the following factors, among others:

•	loss of key employees or customers;

•	possible inconsistencies in or conflicts between standards, controls, procedures and policies and the need to implement company-wide financial, accounting, information technology and other systems;

•	failure to maintain the quality of services that have historically been provided;

•	failure to coordinate geographically diverse organizations;

•	disagreements between us and our partners;

•	compliance with regulatory requirements in regions in which new businesses and ventures are located; and

•	the diversion of management's attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.
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
We have experienced significant growth in the past several years. Supporting this growth has placed significant demands on our operational, legal, regulatory and financial systems and resources for integration, training and business development efforts. We are often required to commit additional resources to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion, even when we only partner, enter into strategic alliances or take minority stakes in other businesses. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. We cannot provide assurance that our financial controls, the level of knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our expanding operations effectively. Any failure to do so could adversely affect our ability to pursue our growth strategy, generate revenue and control expenses.
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
We earn a majority of our revenue from advisory engagements, and, in many cases, we are not paid until the successful consummation of the transactions. As a result, our Investment Banking revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, we often do not receive any advisory fees other than the reimbursement of certain out-of-pocket expenses, despite the fact that we have devoted considerable resources to these transactions.
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

In addition, in recent years, the U.S. Department of Justice and the SEC have also devoted greater resources to the enforcement of the Foreign Corrupt Practices Act, and the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that any of our employees have violated these laws (or similar laws of other jurisdictions in which we do business) could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial position or results of operations.
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
In recent years, particularly in highly volatile markets, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against M&A financial advisors has increased. Our business is also subject to regulation in the countries in which it operates. As this regulatory environment continues to change (in some cases potentially significantly) it is difficult to assess future litigation and regulatory risks. Regulatory changes make it harder for our clients to estimate future potential losses that may be incurred. Our M&A advisory activities may subject us to the risk of significant legal liability to our clients and third parties, including our clients' stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In addition, a portion of our M&A advisory fees are obtained from restructuring clients, and often these clients do not have sufficient resources to indemnify us for costs and expenses associated with third-party subpoenas and direct claims, to the extent such claims are not barred as part of the reorganization process. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. As a result, we may incur significant legal expenses in defending against litigation. In our Investment Management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liability or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or legal expenses incurred in defending against litigation could materially adversely affect our business, financial condition, operating results or liquidity or cause significant reputational harm to us, which could seriously harm our business.
Extensive and evolving regulation of our businesses exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and limits our ability to engage in certain activities.
As a participant in the financial services industry we are subject to extensive regulation by governmental and self-regulatory organizations in jurisdictions around the world, as described further under "Business - Regulation" above. As a result of market volatility and disruption over the past decade, the U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions and taking certain regulatory actions. The full extent of the effects of these actions and legislative and regulatory initiatives (including the Dodd-Frank Act and the Consumer Protection Act) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial capital markets and participants in general, and as to us in particular.
Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA, or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate the financial services industry. We may also be adversely affected by changes in the interpretation or enforcement of existing laws or regulations by these governmental authorities and self-regulatory organizations. For example, the recent change in administration in the U.S. may ultimately repeal or modify certain regulations adopted since the financial crisis. Uncertainty about the timing and scope of any changes to existing laws and rules or the implementation of new law or rules by any regulatory authorities that regulate financial services firms or supervise financial markets, as well as the compliance costs associated with a new regulatory regime, may negatively impact our businesses in the short term, even if the long-term impact of any such changes are positive for our businesses. In addition, policies adopted by clients or prospective clients, which may exceed regulatory requirements may result in additional compliance costs that materially affect our business. Because certain of our larger competitors are subject to regulations that do not affect us to the same extent or at all, regulatory reforms may benefit them more than us, including by expanding their permitted activities, reducing their compliance costs or reducing restraints on compensation, any of which could enhance their ability to compete against us for advisory opportunities, for employees or otherwise in a manner that negatively impacts our business.
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
Specific regulatory changes may have a direct impact on the revenue of our Investment Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the investment management industry. For example, several states and municipalities in the United States have adopted "pay-to-play" rules, which could limit our ability to charge advisory fees, and could therefore affect the profitability of that portion of our business. In addition, the use of "soft dollars", where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Investment Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these costs. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Investment Management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the U.S. related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.
We are also subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these regulations could expose us to liability and/or reputational damage. In addition, our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security, which could, among other things, make us more vulnerable to cyber-attacks and misappropriation, corruption or loss of information or technology.
Our business is subject to various cybersecurity and other operational risks.
We face various operational risks related to our businesses on a day-to-day basis. We rely heavily on financial, accounting, communication and other data processing systems to securely process, transmit, and store sensitive and confidential client information, and communicate among our locations around the world and with our staff, clients, partners, and vendors. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our control.
In recent years there have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client, customer or other confidential information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets as a result of failure to follow data security procedures by employees or contractors or as a result of actions by third parties, including actions by foreign governments. Although cyber-attacks have not, to date, had a material impact on our operations, breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to and disclose our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means, and could originate from a wide variety of sources, including state actors or other unknown third parties outside the firm. The increased use of mobile technologies can heighten these and other operational risks.
We make continuous improvements to ensure the integrity of our systems, however, there can be no assurance that we will be able to anticipate, detect or implement effective preventative measures against frequently changing cyber threats. We expect to incur significant costs in maintaining and enhancing appropriate protections to keep pace with increasingly sophisticated methods of attack. In addition to the implementation of data security measures, we require our employees to maintain the confidentiality of the proprietary information we hold. If an employee's failure to follow proper data security procedures results in the improper release of confidential information, or our systems are otherwise compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.
We operate in businesses that are highly dependent on proper processing of financial transactions. In Evercore ISI, and our Institutional Asset Management and Wealth Management businesses in particular, we must consistently and reliably obtain securities pricing information, properly execute and process client transactions and provide reports and other customer service to our clients. The expansion of our equities business has increased the size and scope of our trading activities and, accordingly, increased the opportunities for trade errors and other operational errors in connection with the processing of transactions. The occurrence of trade or other operational errors or the failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We also rely on third-party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our businesses.
In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we may be subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information and international laws. These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through cyber-attacks, systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future. Potential liability in the event of a security breach of client data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages.
In addition, if we were to experience a disaster or other business continuity problem, such as a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, software, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. In particular, we depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or a disruption that directly affects our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of disasters or other business continuity problems are unpredictable, and our inability to timely and successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.
We may not be able to generate sufficient cash to service all of our indebtedness.
Our ability to make scheduled payments on, or to refinance, our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including the $170.0 million principal amount of the senior notes issued, (the "Private Placement Notes") subject to semi-annual interest payments as well as principal payments beginning in 2021. The final payments of all amounts outstanding, plus accrued interest, are due 2028. Further, $16.6 million principal amount of subordinated borrowings with an executive officer of the Company are due 2019 with a 5.5% coupon (of which we repaid $6.0 million of these borrowings in February 2017). If our cash flows and capital resources are insufficient to fund our debt service obligations, including the principal and semi-annual interest payments noted above, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Private Placement Notes, subordinated borrowings and other contractual commitments.
Our clients may be unable to pay us for our services
We face the risk that certain clients may not have sufficient financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. Certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees.
Goodwill, equity method investments and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operation.
Goodwill, other intangible assets and equity method investments represent a significant portion of our assets. We assess these assets at least annually for impairment, however, we may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill, equity method investments and long-lived intangible assets may be impaired in future periods.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could materially adversely affect our business.
We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.
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
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking clients for advisory services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Investment Banking services accounted for 95%, 93% and 90% of Net Revenues in 2016, 2015 and 2014, respectively, a substantial portion of which represents fees generated by our advisory services. We expect that we will continue to rely on Investment Banking fees from advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking advisory engagements or the market for advisory services would adversely affect our business.
In addition, our Advisory professionals operate in a highly-competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately solicited, awarded and negotiated. In addition, many businesses do not routinely engage in transactions requiring our services. As a consequence, our fee-paying engagements with many clients are not likely to be predictable and high levels of revenue in one quarter are not necessarily predictive of continued high levels of revenue in future periods. We also lose clients each year as a result of the sale or merger of a client, a change in a client's senior management, competition from other financial advisors and financial institutions and other causes. As a result, our advisory fees could decline materially due to such changes in the volume, nature and scope of our engagements.
A high percentage of our net revenue is derived from a small number of Investment Banking clients, and the termination of any one advisory engagement could reduce our revenue and harm our operating results.
Our top five Investment Banking clients accounted for 10%, 9% and 14% of Net Revenues in 2016, 2015 and 2014, respectively. The composition of the group comprising our largest Investment Banking clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our Investment Banking Revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed, however, no clients accounted for more than 10% of our Net Revenues for the years ended December 31, 2016, 2015 and 2014.
We face strong competition from other financial advisory firms, many of which have the ability to offer clients a wider range of products and services than we can offer, which could cause us to fail to win advisory mandates and subject us to pricing pressures that could materially adversely affect our revenue and profitability.
The financial advisory industry is intensely competitive, and we expect it to remain so. We compete on both a global and regional basis, and on the basis of a number of factors, including the quality of our employees, industry knowledge, transaction execution skills, our products and services, innovation, reputation and price. We have experienced intense competition over obtaining advisory mandates in recent years, and we may experience pricing pressures in our Investment Banking business in the future as some of our competitors seek to obtain increased market share by reducing fees. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and financial professionals as we plan to deploy them on engagements. Any unexpected costs or unanticipated delays in connection with the performance of such engagements could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margins.
Several of our competitors include large financial institutions, many of which have far greater financial and other resources and greater name recognition than us and, unlike us, have the ability to offer a wider range of products, which may enhance their competitive position. They also regularly support services we do not provide, such as commercial lending and other financial services and products, which puts us at a competitive disadvantage and could result in pricing pressures or lost opportunities, which could materially adversely affect our revenue and profitability. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who have larger customer bases, have more professionals to serve their clients' needs and are able to provide financing or market making services that are often a crucial component of the Investment Banking transactions on which we advise.
In addition to our larger competitors, over the last few years a number of independent investment banks that offer only independent advisory services have emerged, with several showing rapid growth, stressing their lack of other businesses as a competitive advantage. As these independent firms or new entrants into the market seek to gain market share, there could be pricing and competitive pressures, which may impact our ability to implement our growth strategy and ultimately materially adversely affect our financial condition and results of operations.
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
We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be available to us or may not be sufficient to protect us against losses arising from such liability. In addition, through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance sheet credit risk. Securities may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms. We seek to manage the risks associated with customer trading activities through customer screening, internal review and trading procedures, but such procedures and processes may not be effective in all cases.
If the number of debt defaults or bankruptcies declines or other factors affect the demand for our restructuring services, our restructuring revenue could be adversely affected.

We provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers. Our services may include reviewing and analyzing the business, financial condition and prospects of the company or providing advice on strategic transactions, capital raising or restructurings. We also may provide advisory services to companies that have sought or are planning to seek protection under Chapter 11 of the U.S. Bankruptcy Code or other similar processes in non-U.S. jurisdictions. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring advisory services entails the risk that the transaction will be unsuccessful or take considerable time and be subject to a bankruptcy court's authority to disallow or discount our fees. If the number of debt defaults or bankruptcies declines or other factors affect the demand for our restructuring advisory services, our restructuring business would be adversely affected.
Risks Relating to Our Investment Management Business
The amount and mix of our AUM are subject to significant fluctuations.
The revenues and profitability of our Institutional Asset Management and Wealth Management businesses are derived from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, health emergencies, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and may cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism, health emergencies or financial crises, changes in the equity market place, trade disputes, restrictions on travel, currency exchange rates, commodity prices, interest rates, inflation rates, the yield curve, and other factors that are difficult to predict affect the mix, market values and levels of our AUM. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our AUM to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our AUM and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as in the U.S. we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage.
If the funds we manage or invest in perform poorly, we will suffer a decline in our investment management revenue and earnings, and our Investment Management business may be adversely affected.
Revenue from our Institutional Asset Management and Wealth Management businesses is derived from fees earned for the management of client assets, generally based on the market value of AUM. Poor investment performance by these businesses, on an absolute basis or as compared to third-party benchmarks or competitors, could stimulate higher redemptions, thereby lowering AUM and reducing the fees we earn, even in periods when securities prices are generally rising. In addition, if the investments we make on behalf of our funds and clients perform poorly, it may be more difficult for us to attract new investors, launch new products or offer new services in our Institutional Asset Management or Wealth Management businesses. Furthermore, if the volatility in the U.S. and global markets cause a decline in the price of securities that constitutes a significant portion of our AUM, our clients could withdraw funds from, or be hesitant to invest in, our Investment Management business due to the uncertainty or volatility in the market or in favor of investments they perceive as offering greater opportunity or lower risk, which would also result in lower investment management revenue. In our investments in entities that manage private equity funds, our revenues include management fees based on committed or invested capital and performance fees. If our investments in private equity funds perform poorly, whether on a realized or unrealized basis, our revenues and earnings will suffer. Poor performance by our private equity investments may also make it more difficult for the private equity funds we invest in to raise any new funds in the future or may result in such fundraising taking longer to complete than anticipated or may prevent them from raising such funds, which could negatively impact our share of future management and performance fees. In addition, to the extent that, over the life of the funds, we have received an amount of carried interest that exceeds a specified percentage of distributions made to the third-party investors in our funds, we may be obligated to repay the amount of this excess to the third-party investors.
Our Investment Management business' reliance on non-affiliated third-party service providers subjects the Company to operational risks.
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
In connection with the organization of ETC, the OCC required the Company and Evercore LP to enter into a Capital and Liquidity Support Agreement, a Capital and Liquidity Maintenance Agreement and other related agreements (collectively, the "OCC Agreements"). The OCC Agreements require the Company's and Evercore LP's continuing obligation to provide ETC necessary capital and liquidity support in order to ensure that ETC continues to operate safely and soundly and in accordance with applicable laws and regulations. In particular, the OCC Agreements require that the Company and Evercore LP (1) maintain at least $5 million in Tier 1 capital in ETC or such other amount as the OCC may require, (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3.5 million or 90 days coverage of ETC's operating expenses and (3) provide at least $10 million of certain collateral held in a segregated account at a third-party depository institution.
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

Valuation methodologies of the private equity funds in which we hold interests can be subject to significant subjectivity, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses.
We have made principal investments in Glisco II, Glisco III, the Discovery Fund, Trilantic IV and Trilantic V. These funds generally invest in relatively high-risk, illiquid assets. In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of investments in the funds. The value of the investments in the funds is determined using fair value methodologies described in the funds' valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies used in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of the investments does not necessarily reflect the prices that would actually be obtained on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund values would result in losses for the applicable fund and the loss of potential incentive income and principal investments.
The limited partners of the private equity funds we invest in may terminate their relationship with us at any time.
The limited partnership agreements of the funds we invest in provide that the limited partners of each fund may terminate their relationship without cause with a simple majority vote of each fund's limited partners. If the limited partners of the funds we invest in terminate their relationship with such funds, we would lose management fees and carried interest from those funds.
Risks Related to Our International Operations
A portion of our revenues are derived from our international operations, which are subject to certain risks.
In 2016, we earned 27% of our Total Revenues, excluding Other Revenue, and 27% of our Investment Banking Revenues from clients and private equity funds located outside of the United States. We intend to grow our non-U.S. business, and this growth is critical to our overall success. Many of our larger clients for our Investment Banking business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

•	greater difficulties managing and staffing foreign operations;

•	language and cultural differences;

•	fluctuations in foreign currency exchange rates that could adversely affect our results;

•	unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers;

•	restrictions on travel;

•	greater difficulties in collecting accounts receivable;

•	longer transaction cycles;

•	higher operating costs;

•	adverse consequences or restrictions on the repatriation of earnings;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	less stable political and economic environments, including the sovereign debt crisis in Europe; and

•	civil disturbances or other catastrophic events that reduce business activity.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our net revenue from continuing operations in other currencies, predominantly in British pounds, Euros, Mexican pesos, Brazilian real, Canadian dollars, Singapore dollars and Hong Kong dollars, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and, as a result, our investment advisory fees.
Adverse economic conditions and political events in Mexico may result in disruptions to our business operations and adversely affect our revenue.
Our Mexican company has all of its assets located in Mexico and most of its revenue derived from operations in Mexico. As a financial services firm, our businesses in Mexico are materially affected by Mexico's financial markets and economic conditions. For example, a lack of liquidity in Mexican government bonds could have a material adverse effect on our ECB business. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. Mexico has had, and may continue to have, high real and nominal interest rates. In addition, the Mexican government exercises significant influence over many aspects of the Mexican economy; therefore, political events in Mexico, including a change in state and municipal political leadership, may result in disruptions to our business operations and adversely affect its revenue. Any action by the government, including changes in the regulation of Mexico's financial sector, could have an adverse effect on the operations of our Mexican business, especially the asset management business.
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
In June 2016, a non-binding referendum was approved for the U.K. to exit the EU. A U.K. exit from the EU, together with what may be protracted negotiations around the terms of any exit, could adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and European euro and introduce significant legal uncertainty and potentially divergent national laws and regulations. Our U.K. entities, Evercore U.K. and ISI U.K., primarily service European-domiciled clients. Adverse conditions arising from a U.K. exit from the EU could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise. A U.K. exit from the EU could also cause our U.K entities to lose their EU financial services passport licenses, which allow them to operate on a cross-border and off-shore basis into all EU countries without obtaining regulatory approval outside of the U.K.; consequently, our legal, compliance and operational costs would increase. In November 2016, the High Court in London ruled that the U.K. government does not have the ability to use its residual powers under U.K. constitutional law to notify the U.K.'s withdrawal from the EU without the prior approval of Parliament. As of February 2017, Parliament is currently reviewing legislation which would grant the U.K. government with the requisite approval for notification of the U.K.'s exit from the EU. If approved, the U.K. will have up to two years from the date of notification to negotiate a separation agreement and ultimately exit the EU.
Implementation of the Markets in Financial Investment Directives rules may have direct and indirect impacts on our business.
We are subject to numerous regulatory reform initiatives in Europe, as discussed further under "Business - Regulation." In particular, the U.K. and other European jurisdictions in which we operate have implemented the MiFID rules into national legislation, and have begun to implement MiFID 2. MiFID 2 builds upon many of the initiatives introduced through MiFID, which focused primarily on equities, to encourage trading across all asset classes to migrate onto open and transparent markets. MiFID 2, which will come into full effect in January 2018, will be implemented through a number of more detailed directives, regulations, and standards to be made by the European Commission and by the European Securities and Markets Authority ("ESMA"). It is expected that MiFID 2 will have significant and wide-ranging impacts on EU securities and derivatives markets, including (i) enhanced investor protection and governance standards, (ii) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (iii) enhanced regulation of algorithmic trading, (iv) the movement of trading in certain shares and derivatives onto regulated execution venues, (v) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vi) restriction on the use of so-called dark pool trading, (vii) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (viii) commodity derivative position limits and reporting requirements, (ix) a move away from vertical silos in execution, clearing and settlement, (x) an exchanged role for ESMA in supervising EU securities and derivatives, markets and (xi) new requirements regarding non-EU investment firms access to EU financial markets, Implementation of these measures may have direct and indirect impact on us and certain of our affiliates.
The cost of compliance with international broker dealer, employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally.
Since we operate our business both in the U.S. and internationally, we are subject to many distinct broker dealer, employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses.
Risks Related to Our Organizational Structure
We are required to pay some of our Senior Managing Directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received in connection with exchanges of Evercore LP partnership units ("LP Units") for shares and related transactions.
As of December 31, 2016, there were 4,127,116 vested Class A partnership units of Evercore LP ("Class A LP Units") held by some of our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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
Payments of dividends, if any, will be at the sole discretion of the Company's board of directors after taking into account various factors, including:

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
As of December 31, 2016, Evercore LP and its consolidated subsidiaries had approximately $494.4 million in cash and cash equivalents available for distribution without prior regulatory approval.
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

Our Private Equity investments are managed by independent entities, which limits our ability to influence their investment management practices and policies.
Following the Glisco transaction in 2016, we no longer manage private equity funds. Instead, the private equity funds in which we have interests are managed by Glisco and Trilantic, which are independent entities. We are not able to exercise significant operational control over these entities and are not directly involved in managing their day-to-day activities, including investment and harvesting decisions, investment management policies and procedures, fee levels, marketing and limited partner relationships. As a consequence, our financial condition and results of operations may be adversely affected by poor investment performance, from problems arising from the day-to-day operations of one of these businesses, or from other matters regarding one of these businesses over which we cannot exercise control.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might make it more difficult for us to sell equity securities at a time and at a price that we deem appropriate.
Further, we have historically repurchased a significant number of shares of our Class A common stock in the open market. If we were to cease or were unable to repurchase shares of Class A common stock, or choose to allocate available capital to the repayment of borrowings, the number of shares outstanding would increase over time, diluting the ownership of existing stockholders.
As of December 31, 2016, we had a total of 39,190,856 shares of our Class A common stock outstanding. In addition, our current and former Senior Managing Directors own an aggregate of 4,127,116 Class A LP Units, which were all fully vested as of December 31, 2016. Further, in conjunction with our acquisition of the operating businesses of International Strategy & Investment ("ISI") and our acquisition of the noncontrolling interest in our Institutional Equities business that we did not already own, we issued consideration in the form of vested and unvested Class E limited partnership units of Evercore LP ("Class E LP Units") and vested and unvested Class G and H LP Interests (which convert into Class E LP Units based on the satisfaction of multi-year performance goals). As of December 31, 2016, there were 2,044,298 vested and unvested Class E LP Units and 4,939,486 vested and unvested Class G and H LP Interests outstanding. In addition, in conjunction with the appointment of the Executive Chairman in November 2016, we issued 400,000 unvested Class I-P units of Evercore LP ("Class I-P Units") which convert into Class I limited partnership units of Evercore LP ("Class I LP Units") based on the achievement of certain market and service conditions. Our amended and restated certificate of incorporation allows the exchange of Class A, Class E and Class I LP Units (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors and certain other employees of the Company are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions.

As of February 15, 2017, we had a total of 52,420,456 shares of Class A common stock outstanding and units and interests which were convertible, or potentially convertible, into Class A common stock. This is comprised of 41,109,775 shares of our Class A common stock outstanding, 3,928,519 Class A LP Units, 2,410,418 Class E LP Units, 4,571,744 Class G and H LP Interests, and 400,000 Class I-P Units.
Further, as part of annual bonuses and incentive compensation, we award restricted stock units ("RSUs") to employees, as well as to new hires. As of December 31, 2016, 6,223,422 RSUs issued pursuant to the Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan and the Amended and Restated 2006 Evercore Partners Inc. Stock Incentive Plan were outstanding. Of these RSUs, 61,361 were fully vested and 6,162,061 were unvested. In addition, as of December 31, 2016, 738,000 unvested RSUs issued in conjunction with the appointment of the Executive Chairman were outstanding. Each RSU represents the holder's right to receive one share of our Class A common stock following the applicable vesting date. Should we issue RSUs in excess of the amount remaining as authorized for issuance under the Evercore Partners Inc. 2016 Stock Incentive Plan, these awards would be accounted for as liability awards, with changes in the fair value of these awards reflected as compensation expense until authorization is obtained.
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
Our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal offices are located in leased office space at 55 East 52nd Street, New York, New York, at 666 Fifth Avenue, New York, New York, at Pedregal 24, 15th Floor, Col. Molino del Rey, Del. Miguel Hidalgo in Mexico City, Mexico and at 15 Stanhope Gate in London, U.K. We do not own any real property.

Item 3.	Legal Proceedings
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
On September 19, 2016, EGL was named as a defendant in the First Amended and Supplemented Verified Class Action Complaint (the "Complaint"), filed in the Chancery Court of the State of Delaware in a case entitled City of Daytona Beach Police and Fire Pension Fund v. ExamWorks Group, Inc., et al. (C.A. No. 12481-VCL). The Complaint was brought on behalf of a purported class consisting of all ExamWorks common stockholders and purports to assert a claim against EGL for aiding and abetting breaches of fiduciary duties by ExamWorks officers and directors in connection with a merger transaction between ExamWorks and affiliates of Leonard Green & Partners, L.P. that was agreed to on April 26, 2016 and consummated on July 27, 2016. The Complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. EGL intends to vigorously defend the case, and is indemnified for legal expenses (including reasonable attorney's fees) and other liabilities, except in certain cases involving gross negligence, bad faith or willful misconduct.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol "EVR." At the close of business on February 15, 2017, there were five Class A common stockholders of record. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners.
The following table sets forth for the periods indicated the high and low reported intra-day sale prices per share for the Class A common stock, as reported on the NYSE:

	2016		2015
	High	Low	High	Low
First Quarter	$53.19	$41.57	$53.63	$46.67
Second Quarter	$53.04	$40.36	$56.42	$46.75
Third Quarter	$52.96	$42.74	$59.40	$46.08
Fourth Quarter	$71.97	$50.54	$60.63	$47.91
There is no trading market for the Evercore Partners Inc. Class B common stock. As of February 15, 2017, there were 25 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.34 per share of Class A common stock for the quarter ended December 31, 2016, $0.31 per share for the quarters ended September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015, and $0.28 per share of Class A common stock for the quarters ended September 30, 2015, June 30, 2015 and March 31, 2015.
We pay dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A common shares, on all unvested RSU grants awarded in conjunction with annual bonuses and new hire awards granted after April 2012, as well as awards issued in conjunction with the acquisition of The Lexicon Partnership LLP ("Lexicon") in 2011. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
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
Recent Sales of Unregistered Securities
None

Share Repurchases for the period January 1, 2016 through December 31, 2016

2016	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	510,081	$49.96	500,972	1,884,085
February 1 to February 29	1,813,583	45.65	882,028	1,002,057
March 1 to March 31	11,628	49.67	—	1,002,057
Total	2,335,292	$46.61	1,383,000	1,002,057

April 1 to April 30	77,869	$51.10	75,000	7,425,000
May 1 to May 31	835,720	49.70	831,300	6,593,700
June 1 to June 30	111,704	49.08	102,311	6,491,389
Total	1,025,293	$49.74	1,008,611	6,491,389

July 1 to July 31	14,083	$44.73	—	6,491,389
August 1 to August 31	26,808	50.65	11,293	6,480,096
September 1 to September 30	214	52.37	—	6,480,096
Total	41,105	$48.63	11,293	6,480,096

October 1 to October 31	16,288	$51.13	—	6,480,096
November 1 to November 30	12,858	51.84	4,993	6,475,103
December 1 to December 31	64,401	70.47	—	6,475,103
Total	93,547	$64.54	4,993	6,475,103

(1)
Includes the repurchase of 952,292, 16,682, 29,812 and 88,554 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively.

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

(3)
Includes the repurchase of 3,528 and 11,293 shares that were subsequently distributed to employees, or sold to fund their related withholding tax obligations, in our Canadian subsidiary during the three months ended March 31, 2016 and September 30, 2016, respectively. In addition, includes the purchase of 4,993 LP Units from a noncontrolling interest holder during the three months ended December 31, 2016.

Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III, Item 12 of this report.

Item 6.	Selected Financial Data
The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data." On September 30, 2016, the Company deconsolidated the assets and liabilities of its Mexican Private Equity business. See Note 4 of the Company's consolidated financial statements for further information on business changes and developments.

	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues
Investment Banking Revenue	$1,364,098	$1,133,860	$821,359	$666,806	$568,238
Investment Management Revenue	75,807	95,129	98,751	95,759	79,790
Other Revenue, Including Interest	16,885	11,259	11,292	16,868	9,646
Total Revenues	1,456,790	1,240,248	931,402	779,433	657,674
Interest Expense	16,738	16,975	15,544	14,005	15,301
Net Revenues	1,440,052	1,223,273	915,858	765,428	642,373
Expenses
Operating Expenses	1,077,706	946,532	719,474	598,806	523,386
Other Expenses	101,172	148,071	25,437	36,447	53,452
Total Expenses	1,178,878	1,094,603	744,911	635,253	576,838
Income before Income from Equity Method Investments and Income Taxes	261,174	128,670	170,947	130,175	65,535
Income from Equity Method Investments	6,641	6,050	5,180	8,326	4,852
Income before Income Taxes	267,815	134,720	176,127	138,501	70,387
Provision for Income Taxes	119,303	77,030	68,756	63,689	30,908
Net Income from Continuing Operations	148,512	57,690	107,371	74,812	39,479
Net Income (Loss) from Discontinued Operations	—	—	—	(2,790)	—
Net Income	148,512	57,690	107,371	72,022	39,479
Net Income Attributable to Noncontrolling Interest	40,984	14,827	20,497	18,760	10,590
Net Income Attributable to Evercore Partners Inc.	$107,528	$42,863	$86,874	$53,262	$28,889
Dividends Declared per Share	$1.27	$1.15	$1.03	$0.91	$0.82
Diluted Net Income (Loss) Per Share Attributable to Evercore Partners Inc. Common Shareholders:
From Continuing Operations	$2.43	$0.98	$2.08	$1.42	$0.89
From Discontinued Operations	—	—	—	(0.04)	—
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$2.43	$0.98	$2.08	$1.38	$0.89
STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$1,662,346	$1,479,171	$1,446,556	$1,180,783	$1,145,218
Long-term Liabilities	$415,594	$363,906	$345,229	$296,661	$283,836
Total Long-term Debt	$184,647	$141,800	$127,776	$103,226	$101,375
Total Liabilities	$879,015	$771,955	$730,309	$580,820	$604,742
Noncontrolling Interest	$256,033	$202,664	$164,966	$97,382	$111,970
Total Equity	$783,331	$707,216	$712,233	$563,158	$490,749

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Evercore Partners Inc.'s consolidated financial statements and the related notes included elsewhere in this Form 10-K.
Key Financial Measures
Revenue
Total revenues reflect revenues from our Investment Banking and Investment Management business segments that include fees for services, transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense.
Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions from our sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue consists of advisory fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court. Underwriting fees are recognized when the offering has been deemed to be completed, placement fees are generally recognized at the time of the client's acceptance of capital or capital commitments. Commissions and Related Fees includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and Related Fees also include subscription fees for the sales of research. Cash received before the subscription period ends is initially recorded as deferred revenue and recognized as revenue over the remaining subscription period.
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
Management fees for third party clients generally represent a percentage of AUM. Fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement, are individually negotiated. Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. The Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we hold interests in. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.
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
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards will be paid, in cash or Class A Shares, at our discretion, in three equal installments in the first quarter of 2017, 2018 and 2019, subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. We expect to implement a similar plan for the four-year performance period beginning January 1, 2017.
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

•	Other Acquisition Related Compensation Charges - Includes compensation charges in 2015 and 2014 associated with deferred consideration, retention awards and related compensation for Lexicon employees.

•
Special Charges - Includes an expense in 2016 related to an impairment charge associated with our investment in Atalanta Sosnoff. Expenses in 2015 primarily related to an impairment charge associated with the impairment of goodwill in the Institutional Asset Management reporting unit and charges related to the restructuring of our investment in Atalanta Sosnoff, primarily related to the conversion of certain of Atalanta Sosnoff's profits interests held by management to equity interests. Special Charges for 2015 also include separation benefits and costs associated with the termination of certain contracts within our Evercore ISI business and the finalization of a matter associated with the wind-down of our U.S. Private Equity business. Special Charges in 2014 primarily related to separation benefits and certain exit costs related to combining the equities business upon the ISI acquisition during 2014 and a provision recorded in 2014 against contingent consideration due on the 2013 disposition of Evercore Pan-Asset Capital Management.

•	Professional Fees - Includes expense associated with share based awards resulting from increases in the share price, which is required upon change in employment status.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, as well as the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015 and costs related to transitioning ISI's infrastructure in 2015.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of our acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
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
We generally allocate net income or loss to noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits or losses to the controlling and noncontrolling interest holders, then the net income or loss of these entities is allocated based on these special allocations.

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2016, 2015 and 2014. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$1,364,098	$1,133,860	$821,359	20%	38%
Investment Management Revenue	75,807	95,129	98,751	(20%)	(4%)
Other Revenue, Including Interest	16,885	11,259	11,292	50%	—%
Total Revenues	1,456,790	1,240,248	931,402	17%	33%
Interest Expense	16,738	16,975	15,544	(1%)	9%
Net Revenues	1,440,052	1,223,273	915,858	18%	34%
Expenses
Operating Expenses	1,077,706	946,532	719,474	14%	32%
Other Expenses	101,172	148,071	25,437	(32%)	482%
Total Expenses	1,178,878	1,094,603	744,911	8%	47%
Income Before Income from Equity Method Investments and Income Taxes	261,174	128,670	170,947	103%	(25%)
Income from Equity Method Investments	6,641	6,050	5,180	10%	17%
Income Before Income Taxes	267,815	134,720	176,127	99%	(24%)
Provision for Income Taxes	119,303	77,030	68,756	55%	12%
Net Income	148,512	57,690	107,371	157%	(46%)
Net Income Attributable to Noncontrolling Interest	40,984	14,827	20,497	176%	(28%)
Net Income Attributable to Evercore Partners Inc.	$107,528	$42,863	$86,874	151%	(51%)
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$2.43	$0.98	$2.08	148%	(53%)
2016 versus 2015
Net Revenues were $1.440 billion in 2016, an increase of $216.8 million, or 18%, versus Net Revenues of $1.223 billion in 2015. Investment Banking Revenue increased 20% and Investment Management Revenue decreased 20% compared to 2015. On September 30, 2016, we transferred ownership of our Mexican Private Equity business and related entities to Glisco. The results of the Mexican Private Equity business were consolidated until September 30, 2016, which included Net Revenues of $10.4 million and Total Expenses of $2.5 million (Net Revenues of $8.8 million and Total Expenses of $3.9 million in 2015). On December 31, 2015, we deconsolidated the assets and liabilities of Atalanta Sosnoff and we accounted for our interest as an equity method investment from that date forward. In 2015, the results of Atalanta Sosnoff were consolidated, which included Net Revenues of $21.6 million and Total Expenses of $20.2 million. Other Revenue in 2016 was 50% higher than in 2015, which was partially attributable to a gain resulting from the transfer of ownership of the Mexican Private Equity business on September 30, 2016, as well as foreign currency gains resulting from currency fluctuations following the Brexit vote in June 2016.
Total Operating Expenses were $1.078 billion in 2016, as compared to $946.5 million in 2015, an increase of $131.2 million, or 14%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $819.7 million in 2016, an increase of $116.7 million, or 17%, versus expense of $703.0 million in 2015. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 18%

increase in Net Revenues. Headcount increased 5% from 2015 to 2016. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 17 to our consolidated financial statements for further information. Non-compensation expenses as a component of Operating Expenses were $258.0 million in 2016, an increase of $14.5 million, or 6%, over non-compensation operating expenses of $243.5 million in 2015. Non-compensation operating expenses increased compared to 2015 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees. Non-compensation operating expenses for 2016 included execution and clearing costs of $17.5 million, compared to $18.7 million for 2015.
Total Other Expenses of $101.2 million in 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $80.8 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Special Charges of $8.1 million, related to an impairment charge associated with the impairment of our investment in Atalanta Sosnoff, Acquisition and Transition Costs of $0.1 million, changes to the fair value of contingent consideration of $1.1 million and intangible asset and other amortization of $11.0 million. Total Other Expenses of $148.1 million in 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $83.7 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, Special Charges of $41.1 million, primarily related to an impairment charge associated with the impairment of goodwill in our Institutional Asset Management reporting unit, Acquisition and Transition Costs of $4.9 million, changes to the fair value of contingent consideration of $2.7 million and intangible asset and other amortization of $14.1 million.
Assuming the maximum thresholds for the Class G and H LP Interests were considered probable of achievement at December 31, 2016, an additional $35.0 million of expense would have been incurred for the year ended December 31, 2016 and the remaining expense to be accrued over the future vesting period extending from January 1, 2017 to February 15, 2020 would be $110.5 million. In that circumstance, the total number of Class G and H LP Interests that would vest and become exchangeable to Class E LP Units would be 4.9 million. Conversely, the life to date actual accrued expense related to unvested Class G and H LP Interests as of December 31, 2016 was $87.0 million, which would be reversed if the actual performance falls below, or is deemed probable of falling below, the minimum thresholds prior to vesting.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 63% for the year ended December 31, 2016, compared to 64% for the year ended December 31, 2015.
Income from Equity Method Investments was $6.6 million in 2016, as compared to $6.1 million in 2015. The increase was primarily a result of the inclusion of Atalanta Sosnoff's earnings for the year ended December 31, 2016, partially offset by a decrease in earnings from ABS.
The provision for income taxes in 2016 was $119.3 million, which reflected an effective tax rate of 45%. The provision for income taxes in 2015 was $77.0 million, which reflected an effective tax rate of 57%. The provision for income taxes for 2016 and 2015 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests in 2016, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $41.0 million in 2016 compared to $14.8 million in 2015. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income allocated to Evercore LP during the year ended December 31, 2016, as well as the impact of the impairment of goodwill in the Institutional Asset Management reporting unit during the year ended December 31, 2015.
2015 versus 2014
Net Revenues were $1.223 billion in 2015, an increase of $307.4 million, or 34%, versus Net Revenues of $915.9 million in 2014. Investment Banking Revenue increased 38% and Investment Management Revenue decreased 4% compared to 2014. Investment Banking Revenue includes the results of ISI following its acquisition on October 31, 2014. See the segment discussion below for further information. Other Revenue in 2015 was flat from 2014. Net Revenues include interest expense on our Notes Payable, subordinated borrowings and line of credit.
Total Operating Expenses were $946.5 million in 2015, as compared to $719.5 million in 2014, an increase of $227.0 million, or 32%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $703.0 million in 2015, an increase of $164.8 million, or 31%, versus expense of $538.2 million in 2014. The increase was primarily due to the acquisition of ISI and other increased compensation costs resulting from the expansion of our businesses, and higher costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $243.5 million in 2015, an increase of $62.2 million, or 34%, over non-compensation operating expenses of $181.3 million in 2014. Non-compensation operating expenses increased compared to 2014 primarily driven by the acquisition of ISI, as well as increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees. Non-compensation operating expenses for 2015 included execution and clearing costs of $18.7 million, compared to $5.5 million for 2014.
Total Other Expenses of $148.1 million in 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $83.7 million, primarily related to Evercore LP units and interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, Special Charges of $41.1 million, primarily related to an impairment charge associated with the impairment of goodwill in our Institutional Asset Management reporting unit, Acquisition and Transition costs of $4.9 million, changes to the fair value of contingent consideration of $2.7 million and intangible asset and other amortization of $14.1 million. Total Other Expenses of $25.4 million in 2014 included compensation costs associated with the vesting of LP Units and certain other awards of $3.4 million, other acquisition related compensation costs of $7.9 million, Special Charges of $4.9 million, Professional Fees of $1.7 million, Acquisition and Transition costs of $4.7 million and intangible asset and other amortization of $2.8 million.
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
Impairment of Assets
Investments
During the fourth quarter of 2016, following the retirement of the founding member of Atalanta Sosnoff, we performed an assessment of the carrying value of our equity interest in Atalanta Sosnoff for other-than-temporary impairment in accordance with ASC 323-10, "Investments - Equity Method and Joint Ventures" ("ASC 323-10").
In determining the fair value of our investment, we utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of Atalanta Sosnoff, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of Atalanta Sosnoff and applied a discount rate of 15.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes growth in revenues and earnings by the end of 2018, and, over the longer term, assumes a compound annual growth rate in revenues of 6% from the trailing twelve month period ended November 30, 2016.
As a result of the above analysis, we determined that the fair value of our investment in Atalanta Sosnoff was less than its carrying value as of November 30, 2016. We concluded this loss in value was other-than-temporary. Accordingly, we recorded an impairment charge of $8.1 million, in Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2016, resulting in an investment in Atalanta Sosnoff at its fair value of $14.7 million as of November 30, 2016. This charge resulted in a decrease of $4.0 million to Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2016.

Goodwill
At November 30, 2016, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), we performed our annual Goodwill impairment assessment. We concluded that the fair value of our reporting units substantially exceeded their carrying values as of November 30, 2016.
During the third quarter of 2015, the Institutional Asset Management reporting unit was impacted by adverse market and operating conditions, including a decline in AUM that was greater than anticipated at the time of our previous Step 1 impairment assessment, investment performance below benchmarks and lower market multiples for asset managers in response to market volatility during the third quarter. As a result, we determined that the Step 1 impairment assessment criteria were satisfied, as contemplated by ASC 350 for the goodwill in our Institutional Asset Management reporting unit as of August 31, 2015.
In determining the fair value of this reporting unit, we utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. As a result of the analysis, we determined that the fair value of the Institutional Asset Management reporting unit was less than its carrying value as of August 31, 2015. As a result, during the third quarter of 2015, we began a Step 2 impairment assessment, which was completed during the fourth quarter of 2015. We recorded a goodwill impairment charge of $28.5 million in the Investment Management segment, which is included within Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2015. This charge resulted in a decrease of $9.8 million to Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2015.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$1,096,829	$865,494	$727,678	27%	19%
Commissions and Related Fees	231,005	228,229	65,580	1%	248%
Underwriting Fees	36,264	40,137	28,101	(10%)	43%
Total Investment Banking Revenue (1)	1,364,098	1,133,860	821,359	20%	38%
Other Revenue, net (2)	(239)	(2,945)	(1,722)	92%	(71%)
Net Revenues	1,363,859	1,130,915	819,637	21%	38%
Expenses
Operating Expenses	1,020,327	869,301	632,927	17%	37%
Other Expenses	92,172	108,739	25,109	(15%)	333%
Total Expenses	1,112,499	978,040	658,036	14%	49%
Operating Income (3)	251,360	152,875	161,601	64%	(5%)
Income from Equity Method Investments	1,370	978	495	40%	98%
Pre-Tax Income	$252,730	$153,853	$162,096	64%	(5%)

(1)	Includes client related expenses of $24.5 million, $22.6 million and $17.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $9.6 million, $6.0 million and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Includes Noncontrolling Interest of $2.5 million, $2.0 million and ($2.9) million for the years ended December 31, 2016, 2015 and 2014, respectively.

For 2016, the dollar value of North American announced and completed M&A activity decreased 16% and 2%, respectively, compared to 2015, while the dollar value of Global announced and completed M&A activity for 2016 decreased 15% and 2%, respectively, compared to 2015:

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$1,745	$2,066	$1,469	(16%)	41%
Value of North American M&A Deals Completed	$1,575	$1,601	$1,267	(2%)	26%
Value of Global M&A Deals Announced	$3,651	$4,311	$3,237	(15%)	33%
Value of Global M&A Deals Completed	$3,238	$3,292	$2,565	(2%)	28%
Evercore Statistics **
Total Number of Advisory Client Transactions	568	484	418	17%	16%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	246	180	173	37%	4%

*	Source: Thomson Reuters January 5, 2017

**	Includes revenue generating clients only
Investment Banking Results of Operations
2016 versus 2015
Net Investment Banking Revenues were $1.364 billion in 2016 compared to $1.131 billion in 2015, which represented an increase of 21%. We earned advisory fees from 568 clients in 2016 compared to 484 in 2015, representing a 17% increase. We had 246 fees in excess of $1.0 million in 2016, compared to 180 in 2015, representing a 37% increase. The increase in revenues from 2015 primarily reflects an increase of $231.3 million, or 27%, in Advisory fees, principally driven by higher volume and value of deals in our U.S. and U.K. businesses reflecting increased market share, and an increase of $2.8 million, or 1%, in our Commissions and Related Fees, principally driven by higher trading volumes which occurred in lower priced automated execution channels at Evercore ISI. These increases were partially offset by a decrease of $3.9 million, or 10%, in Underwriting Fees, principally related to market conditions during 2016.
Operating Expenses were $1.020 billion in 2016 compared to $869.3 million in 2015, an increase of $151.0 million, or 17%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $780.3 million in 2016, as compared to $648.9 million in 2015, an increase of $131.4 million, or 20%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 21% increase in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $240.0 million in 2016, as compared to $220.4 million in 2015, an increase of $19.6 million, or 9%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $92.2 million in 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $80.8 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.7) million, primarily reflecting the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015, changes to the fair value of contingent consideration of $1.1 million and intangible asset and other amortization of $10.9 million. Other Expenses of $108.7 million in 2015 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $83.7 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, other acquisition related compensation costs of $1.5 million, Special Charges of $2.2 million, Acquisition and Transition Costs of $4.9 million, changes to the fair value of contingent consideration of $2.7 million and intangible asset and other amortization of $13.8 million.

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

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$36,411	$34,659	$30,827	5%	12%
Institutional Asset Management	24,286	46,100	45,872	(47%)	—%
Private Equity	3,674	5,603	8,127	(34%)	(31%)
Total Investment Advisory and Management Fees	64,371	86,362	84,826	(25%)	2%
Realized and Unrealized Gains:
Institutional Asset Management	3,820	3,681	6,067	4%	(39%)
Private Equity	7,616	5,086	7,858	50%	(35%)
Total Realized and Unrealized Gains	11,436	8,767	13,925	30%	(37%)
Investment Management Revenue (1)	75,807	95,129	98,751	(20%)	(4%)
Other Revenue, net (2)	386	(2,771)	(2,530)	NM	(10%)
Net Investment Management Revenues	76,193	92,358	96,221	(18%)	(4%)
Expenses
Operating Expenses	57,379	77,231	86,547	(26%)	(11%)
Other Expenses (3)	9,000	39,332	328	(77%)	NM
Total Expenses	66,379	116,563	86,875	(43%)	34%
Operating Income (Loss) (4)	9,814	(24,205)	9,346	NM	NM
Income from Equity Method Investments (5)	5,271	5,072	4,685	4%	8%
Pre-Tax Income (Loss)	$15,085	$(19,133)	$14,031	NM	NM

(1)	Includes client related expenses of $0.9 million, $0.07 million and $0.05 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Includes interest expense on the Notes Payable and the line of credit of $0.7 million, $3.6 million and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)
Includes an impairment charge associated with the impairment of our equity method investment in Atalanta Sosnoff of $8.1 million for the year ended December 31, 2016. Includes an impairment charge associated with the impairment of goodwill in our Institutional Asset Management reporting unit of $28.5 million and charges of $7.1 million related to the restructuring of our investment in Atalanta Sosnoff for the year ended December 31, 2015.

(4)	Includes Noncontrolling Interest of $2.9 million, $4.0 million and $4.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(5)	Equity in G5 ǀ Evercore, ABS and Atalanta Sosnoff (after its deconsolidation on December 31, 2015) is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Wealth Management business includes the results of EWM and ETCDE. Our Institutional Asset Management business includes the results of ETC, ECB and Atalanta Sosnoff (prior to its deconsolidation on December 31, 2015). Fee-based revenues from EWM, Atalanta Sosnoff and ECB are primarily earned on a percentage of AUM, while ETC and ETCDE primarily earn fees from negotiated trust services and fiduciary consulting arrangements.
On July 19, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco. This transaction closed on September 30, 2016. See Note 4 to our consolidated financial statements for further information.

Prior to the Glisco transaction, we earned management fees on Glisco II and Glisco III of 2.25% and 2.0%, respectively, per annum of committed capital during its investment period, and 2.25% and 2.0%, respectively, per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earned carried interest of 20% based on the fund's performance, provided it exceeds preferred return hurdles to its limited partners. We owned 8%-9% of the carried interest earned by the general partner of ECP II up until the fund's termination on December 31, 2014. A significant portion of any gains recognized related to ECP II, Glisco II and Glisco III, and any carried interest recognized by them, were distributed to certain of our private equity professionals.
In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of December 31, 2016, we had $1.4 million of previously distributed carried interest that may be subject to repayment.
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
Assets Under Management
AUM for our Investment Management businesses of $8.0 billion at December 31, 2016 decreased compared to $8.2 billion at December 31, 2015. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 64% of Level I investments, 32% of Level II investments and 4% of Level III investments as of December 31, 2016 and 66% of Level I investments and 34% of Level II investments as of December 31, 2015. Institutional Asset Management maintained 82% and 87% of Level I investments and 18% and 13% of Level II investments as of December 31, 2016 and 2015, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.
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
The following table summarizes AUM activity for the years ended December 31, 2016 and 2015:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2014	$5,665	$8,067	$316	$14,048
Inflows	1,024	1,805	1	2,830
Outflows	(446)	(2,739)	(13)	(3,198)
Deconsolidation of Atalanta Sosnoff (December 31, 2015)	—	(5,297)	—	(5,297)
Market Appreciation (Depreciation)	(34)	(181)	—	(215)
Balance at December 31, 2015	$6,209	$1,655	$304	$8,168
Inflows	933	1,800	—	2,733
Outflows	(834)	(1,471)	—	(2,305)
Transfer of Ownership of Mexican Private Equity Business (September 30, 2016)	—	—	(304)	(304)
Market Appreciation (Depreciation)	165	(458)	—	(293)
Balance at December 31, 2016	$6,473	$1,526	$—	$7,999

Unconsolidated Affiliates - Balance at December 31, 2016:
Atalanta Sosnoff	$—	$5,103	$—	$5,103
G5 ǀ Evercore	$1,735	$—	$—	$1,735
ABS	$—	$4,776	$—	$4,776

The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of December 31, 2016:

	Wealth Management	Institutional Asset Management
Equities	55%	19%
Fixed Income	32%	81%
Liquidity (1)	8%	—%
Alternatives	5%	—%
Total	100%	100%
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
In 2016, AUM for Wealth Management increased 4%, reflecting a 2% increase due to flows and a 2% increase due to market appreciation. Wealth Management lagged the S&P 500 on a 1 and 3 year basis by 7% and 2%, respectively, during the period and outperformed the fixed income composite on a 1 and 3 year basis by 50 basis points and 10 basis points, respectively. For the period, the S&P 500 was up 12%, while the fixed income composite decreased by 1%.
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
Our Institutional Asset Management business reflects assets managed by ECB and reflected assets managed by Atalanta Sosnoff prior to its deconsolidation on December 31, 2015. ECB primarily manages Mexican Government and corporate fixed income securities, as well as equity products. ECB utilizes the IPC Index, which is a capitalization weighted index of leading equities traded on the Mexican Stock Exchange and the Cetes 28 Index, which is an index of Treasury Bills issued by the Mexican Government, as benchmarks in reviewing their performance and managing their investment decisions.
In 2016, AUM for Institutional Asset Management decreased 8%, reflecting a 28% decrease due to market depreciation, partially offset by a 20% increase due to flows. ECB's AUM decrease from market depreciation primarily reflects the impact of the fluctuation of foreign currency.
In 2015, AUM for Institutional Asset Management decreased 79%, primarily reflecting a 66% decrease due to the deconsolidation of Atalanta Sosnoff on December 31, 2015, as well as an 11% decrease due to flows and a 2% decrease due to market depreciation. ECB's AUM decrease primarily reflects the impact of the fluctuation of foreign currency and net outflows.
Our Private Equity business included the assets of funds which our Private Equity professionals managed. These funds included ECP II (terminated on December 31, 2014), and the Discovery Fund, Glisco II and Glisco III prior to the closing of the Glisco transaction on September 30, 2016. See Note 9 to our consolidated financial statements for further information.
AUM from our unconsolidated affiliates decreased 3% from December 31, 2015, primarily related to negative performance in Atalanta Sosnoff and ABS.
2016 versus 2015
Net Investment Management Revenues were $76.2 million in 2016, compared to $92.4 million in 2015. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 25% from 2015, primarily reflecting a decrease in Institutional Asset Management fees related to our deconsolidation of Atalanta Sosnoff (which reflected Net Revenues of $21.6 million for the year ended December 31, 2015), partially offset by higher fees in Wealth Management of $1.8 million related to growth in AUM. Fee-based revenues included $0.3 million of revenues from performance fees during 2016 compared to $0.9 million during 2015. Realized and Unrealized Gains increased 30% from the prior year primarily resulting from higher gains and performance fees in our private equity funds. Income from Equity Method Investments increased from 2015 primarily as a result of the inclusion of Atalanta Sosnoff's earnings in 2016.
Operating Expenses were $57.4 million in 2016, as compared to $77.2 million in 2015, a decrease of $19.9 million, or 26%, primarily reflecting the deconsolidation of Atalanta Sosnoff (which reflected expenses of $20.2 million for the year ended December 31, 2015). Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $39.5 million in 2016, as compared to $54.1 million in 2015, a decrease of $14.6 million, or 27%. Non-compensation expenses, as a component of Operating Expenses, were $17.9 million in 2016, as compared to $23.1 million in 2015, a decrease of $5.2 million, or 23%.
Other Expenses of $9.0 million in 2016 included Special Charges of $8.1 million, related to an impairment charge associated with the impairment of our investment in Atalanta Sosnoff, Acquisition and Transition Costs of $0.8 million and intangible asset and other amortization of $0.1 million. Other Expenses of $39.3 million in 2015 primarily included Special Charges of $28.5 million related to an impairment charge associated with the impairment of goodwill in our Institutional Asset Management reporting unit. See "Impairment of Assets" above for further information.
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

Other Expenses of $39.3 million in 2015 primarily included special charges of $28.5 million related to an impairment charge associated with the impairment of goodwill in our Institutional Asset Management reporting unit. See "Impairment of Assets" above for further information. Other Expenses of $0.3 million in 2014 were related to intangible asset amortization.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our repurchase agreements, Notes Payable, subordinated borrowings and the line of credit. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with certain fees being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year's results. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our line of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$148,512	$57,690	$107,371
Non-cash charges	307,648	271,691	147,857
Other operating activities	(40,062)	27,470	(39,256)
Operating activities	416,098	356,851	215,972
Investing activities	(48,504)	(26,117)	25,035
Financing activities	(232,487)	(223,803)	(179,595)
Effect of exchange rate changes	(25,347)	(10,327)	(7,705)
Net Increase in Cash and Cash Equivalents	109,760	96,604	53,707
Cash and Cash Equivalents
Beginning of Period	448,764	352,160	298,453
End of Period	$558,524	$448,764	$352,160
2016. Cash and Cash Equivalents were $558.5 million at December 31, 2016, an increase of $109.8 million versus Cash and Cash Equivalents of $448.8 million at December 31, 2015. Operating activities resulted in a net inflow of $416.1 million, primarily related to earnings. Cash of $48.5 million was used in investing activities primarily related to net purchases of marketable securities, purchases of furniture, equipment and leasehold improvements and an increase in restricted cash. Financing activities during the period used cash of $232.5 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, treasury stock purchases and the repayment of the outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho"), partially offset by the issuance of the Private Placement Notes.
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

2014. Cash and Cash Equivalents were $352.2 million at December 31, 2014, an increase of $53.7 million versus Cash and Cash Equivalents of $298.5 million at December 31, 2013. Operating activities resulted in a net inflow of $216.0 million, primarily related to earnings. Cash of $25.0 million was provided by investing activities primarily related to cash acquired from acquisitions and net proceeds from maturities and sales of marketable securities, partially offset by investments purchased and purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $179.6 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, as well as treasury stock and noncontrolling interest purchases.
Liquidity and Capital Resources
General
Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements are also made in the first quarter. From time to time, advances may also be made in satisfaction of commitments to new employees, at or near the date they begin employment. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and EWM in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our repurchase agreements, Notes Payable, subordinated borrowings, the line of credit and other financing arrangements and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. These tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.
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
Changes in regulation, market structure or business activity arising from the ongoing discussions over the U.K.'s implementation of its separation from the EU may have a negative impact on our business operations in the U.K., and globally, over the intermediate term. We will continue to monitor and manage the potential implications of the separation, including assessing opportunities that may arise, as the potential impact on the U.K. and European economy becomes more evident.
We assess our equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred. These circumstances could include unfavorable market conditions or the loss of key personnel of the investee.
For a further discussion of risks related to our business, refer to "Risk Factors" elsewhere in this Form 10-K.
Stock Incentive Plan
During the second quarter of 2016, our stockholders approved the Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan. The amended plan, among other things, authorizes an additional 10.0 million shares of our Class A Shares.
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
In October 2014, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of seven million Class A Shares and/or LP Units for up to $350.0 million. On April 25, 2016, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2016, we repurchased 2,407,897 shares/units, at an average cost per share/unit of $48.21, for $116.1 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2016, we repurchased 1,087,340 shares, at an average cost per share of $47.63 for $51.8 million primarily related to minimum tax withholding requirements of share deliveries.
On January 29, 2016, we purchased, at fair value, all of the noncontrolling interest in ECB for $6.5 million.
Private Placement
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of its 4.88% Series A senior notes due 2021 (the "Series A Notes"), $67.0 million aggregate principal amount of its 5.23% Series B senior notes due 2023 (the "Series B Notes"), $48.0 million aggregate principal amount of its 5.48% Series C senior notes due 2026 (the "Series C Notes") and $17.0 million aggregate principal amount of its 5.58% Series D senior notes due 2028 (the "Series D Notes"), pursuant to a note purchase agreement (the "Note Purchase Agreement") dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of our domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2016, we were in compliance with all of these covenants.
We used $120.0 million of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho on March 30, 2016 and used the remaining net proceeds for general corporate purposes.

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
On June 24, 2016, East entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. Drawings under this facility bear interest at the prime rate. The facility matures on June 23, 2017, subject to an extension agreed to between East and PNC. On February 2, 2017, East drew down $30.0 million on this facility.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $9.7 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments
We have subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In April 2016, we repaid $6.0 million of the original borrowings pursuant to a separate agreement. As of December 31, 2016, we had $16.6 million in subordinated borrowings pursuant to these agreements. In February 2017, the Company repaid $6.0 million of the original borrowings.
We have made certain capital commitments with respect to our investment activities, as well as commitments related to contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis, we committed to loan Luminis $5.5 million. We paid Luminis $3.5 million pursuant to the loan agreement during the year ended December 31, 2015. In December 2016, we gave notice of our intent to exercise our call option to purchase a 19% interest in Luminis. As consideration for this transaction, we converted the $3.5 million loan issued to Luminis and transferred an additional $2.0 million of cash during December 2016. Accordingly, we recorded $5.5 million in Other Assets on our Consolidated Statement of Financial Condition as of December 31, 2016. This transaction closed on January 1, 2017 and will be accounted for under the equity method of accounting going forward.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.4 years, as of December 31, 2016, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
ECB has procedures in place to monitor the daily risk limits for positions taken, as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is Value at Risk, ("VaR"), which is a statistical measure, at a 98% confidence level, of the potential daily losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year's historical data. ECB's Risk Management Committee ("the Committee") has established a policy to maintain VaR at levels below 0.1% of the value of the portfolio. If at any point in time the threshold is exceeded, ECB personnel are alerted by an automated interface with ECB's trading systems and begin to make adjustments in the portfolio in order to mitigate the risk and bring the portfolio in compliance. Concurrently, ECB personnel must notify the Committee of the variance and the actions taken to reduce the exposure to loss.
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
As of December 31, 2016 and 2015, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31, 2016		December 31, 2015
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$18,535		$41,742
Securities Purchased Under Agreements to Resell	12,585	$12,601	2,191	$2,192
Total Assets	31,120		43,933
Liabilities
Securities Sold Under Agreements to Repurchase	(31,150)	$(31,155)	(44,000)	$(44,063)
Net Liabilities	$(30)		$(67)
Risk Measures
VaR	$5		$4
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(9)		$(20)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$9		$20
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating Lease Obligations	$191,693	$33,335	$64,782	$57,540	$36,036
Tax Receivable Agreements	186,310	12,201	24,554	26,792	122,763
Notes Payable and Subordinated Borrowings, Including Interest	256,152	9,847	36,097	54,947	155,261
Investment Banking Commitments	62,448	21,105	40,843	500	—
Investment Management Commitments	4,624	4,624	—	—	—
Total	$701,227	$81,112	$166,276	$139,779	$314,060
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $4.6 million and $8.2 million as of December 31, 2016 and 2015, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2023, depending on the timing and level of investments by our private equity funds.
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

Market and Investment Risk
We hold equity securities and invest in exchange traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of December 31, 2016, the fair value of our investments with these products, based on closing prices, was $26.3 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $2.6 million for the year ended December 31, 2016.
See "-Liquidity and Capital Resources" above for a discussion of collateralized financing transactions at ECB.
Private Equity Funds
Through our principal investments in our private equity funds and our ability to earn carried interest from these funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest. Valuations and analysis regarding our investments in Trilantic and Glisco are performed by their respective professionals, and thus we are not involved in determining the fair value for the portfolio companies of such funds.
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.2 million for the year ended December 31, 2016.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2016, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Consolidated Statement of Comprehensive Income was ($17.5) million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. As of December 31, 2016 and 2015, total receivables amounted to $230.5 million and $175.5 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the years ended December 31, 2016 and 2015.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, exchange traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2016, we had Marketable Securities of $66.5 million, of which 60% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.

Critical Accounting Policies and Estimates
The consolidated financial statements included in this report are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.
Revenue Recognition
Investment Banking Revenue
We earn investment banking fees from our clients for providing advisory services on strategic matters, including mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. It is our accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collectability is reasonably assured. We record Investment Banking Revenue on the Consolidated Statements of Operations for the following:
In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, we may receive retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter where the engagement letter will specify a future service period associated with that fee. In such circumstances, these retainer fees are initially recorded as deferred revenue, which is recorded within Other Current Liabilities on the Consolidated Statements of Financial Condition, and subsequently recognized as advisory fee revenue in Investment Banking Revenue on the Consolidated Statements of Operations during the applicable time period within which the service is rendered. Revenues related to fairness or valuation opinions are recognized when the opinion has been rendered and delivered to the client and all other requirements for revenue recognition are satisfied. Success fees for advisory services, such as M&A advice, are recognized when the transaction(s) or event(s) are determined to be completed and all other requirements for revenue recognition are satisfied. In the event the Company was to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue and subsequently recognized as advisory fee revenue in Investment Banking Revenue on the Consolidated Statements of Operations when the conditions of completion have been satisfied.
Placement fee revenues are attributable to capital raising on both a primary and secondary basis. We recognize placement advisory fees at the time of the client's acceptance of capital or capital commitments in accordance with the terms of the engagement letter.
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
Commissions and Related Fees include commissions received from customers on agency-based brokerage transactions in listed and over-the-counter equities and are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, when earned. Commissions and Related Fees also include subscription fees for the sales of research. Cash received before the subscription period ends is initially recorded as deferred revenue and recognized as advisory fee revenue in Investment Banking Revenue on the Consolidated Statements of Operations over the remaining subscription period.
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
Management fees for private equity funds are contractual and are typically based on committed capital during the private equity funds' investment period, and on invested capital thereafter. Management fees are recognized ratably over the period during which services are provided. We also record performance fee revenue from the private equity funds when the returns on the private equity funds' investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds' partnership agreements and are based on investment performance over the life of each investment partnership. Historically, the Company recorded performance fee revenue from its managed private equity funds when the private equity funds' investment values exceeded certain threshold minimums. During 2014, the Company changed its method of recording performance fees such that the Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. This method is considered the more preferable of the two methods accepted under ASC 605-20-S99-1. As discussed in Note 4 to our consolidated financial statements, in the third quarter of 2016, we sold our Mexican Private Equity business. As a result, from the fourth quarter of 2016 forward, we are not managing any private equity funds and will receive our share of such fees through the managers in which we hold interests.
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
Marketable Securities
Investments in corporate and municipal bonds and other debt securities are accounted for as available-for-sale under ASC 320-10, "Accounting for Certain Investments in Debt and Equity Securities". These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated Statements of Operations. We invest in readily-marketable debt and equity securities which are managed by EWM. These securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on these securities are included in the Consolidated Statements of Operations in Investment Management Revenue. Marketable Securities also include investments in municipal bonds and exchange traded funds and mutual funds, which are carried at fair value, with changes in fair value recorded in Other Revenue on the Consolidated Statements of Operations.
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
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company's historic and projected future taxable income for its U.S. and foreign operations. In 2016 and 2015, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized.

The Company estimates that Evercore Partners Inc. must generate approximately $852 million of future taxable income to realize the gross deferred tax asset balance of approximately $332 million. The deferred tax balance is expected to reverse over a period ranging of 5 to 15 taxable years. The Company evaluated Evercore Partners Inc.'s historical U.S. taxable income, which has averaged approximately $50 million per year over the past 7 years, as well as the anticipated taxable income of approximately $265 million in 2016, and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company will have an additional 20 years to utilize any net operating loss carry forwards created, as well as the relevant net operating loss carry back period in effect at the time of a taxable loss.
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
In addition to Goodwill and Intangible Assets, we annually assess our Equity Method Investments for impairment (or more frequently if circumstances indicate impairment may have occurred) per ASC 323-10.
We recorded an impairment charge of $8.1 million for the year ended December 31, 2016 related to our Equity Method Investment in Atalanta Sosnoff and concluded there was no impairment of Goodwill, Intangible Assets, or our other Equity Method Investments during the year ended December 31, 2016. This charge resulted in a decrease of $4.0 million to Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2016. We recorded a Goodwill impairment charge of $28.5 million for the year ended December 31, 2015 related to the Goodwill in our Institutional Asset Management reporting unit and concluded there was no impairment of Intangible Assets and Equity Method Investments during the year ended December 31, 2015. This charge resulted in a decrease of $9.8 million to Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2015. See Note 4 to our consolidated financial statements for further information.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards and their impact or potential impact on the Company's consolidated financial statements, see Note 3 to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Credit Risk." We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 7" – Market Risk and Credit Risk" above.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Evercore Partners Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Evercore Partners Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Evercore Partners Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 24, 2017

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2016	2015
Assets
Current Assets
Cash and Cash Equivalents	$558,524	$448,764
Marketable Securities	66,487	43,787
Financial Instruments Owned and Pledged as Collateral at Fair Value	18,535	41,742
Securities Purchased Under Agreements to Resell	12,585	2,191
Accounts Receivable (net of allowances of $2,751 and $1,313 at December 31, 2016 and 2015, respectively)	230,522	175,497
Receivable from Employees and Related Parties	15,034	21,189
Other Current Assets	23,946	16,294
Total Current Assets	925,633	749,464
Investments	116,633	126,651
Deferred Tax Assets	305,424	298,115
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $53,668 and $42,656 at December 31, 2016 and 2015, respectively)	51,651	47,980
Goodwill	160,961	166,461
Intangible Assets (net of accumulated amortization of $24,690 and $21,754 at December 31, 2016 and 2015, respectively)	29,370	41,010
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	62,474	39,290
Total Assets	$1,662,346	$1,479,171
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$334,541	$263,862
Accounts Payable and Accrued Expenses	30,723	43,878
Securities Sold Under Agreements to Repurchase	31,150	44,000
Payable to Employees and Related Parties	27,366	28,392
Taxes Payable	27,321	20,886
Other Current Liabilities	12,320	7,031
Total Current Liabilities	463,421	408,049
Notes Payable	168,097	119,250
Subordinated Borrowings	16,550	22,550
Amounts Due Pursuant to Tax Receivable Agreements	174,109	186,036
Other Long-term Liabilities	56,838	36,070
Total Liabilities	879,015	771,955
Commitments and Contingencies (Note 18)
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 58,292,567 and 55,249,559 issued at December 31, 2016 and 2015, respectively, and 39,190,856 and 39,623,271 outstanding at December 31, 2016 and 2015, respectively)	582	552
Class B, par value $0.01 per share (1,000,000 shares authorized, 24 and 25 issued and outstanding at December 31, 2016 and 2015, respectively)	—	—
Additional Paid-In-Capital	1,368,122	1,210,742
Accumulated Other Comprehensive Income (Loss)	(50,096)	(34,539)
Retained Earnings (Deficit)	20,343	(27,791)
Treasury Stock at Cost (19,101,711 and 15,626,288 shares at December 31, 2016 and 2015, respectively)	(811,653)	(644,412)
Total Evercore Partners Inc. Stockholders' Equity	527,298	504,552
Noncontrolling Interest	256,033	202,664
Total Equity	783,331	707,216
Total Liabilities and Equity	$1,662,346	$1,479,171
See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Investment Banking Revenue	$1,364,098	$1,133,860	$821,359
Investment Management Revenue	75,807	95,129	98,751
Other Revenue, Including Interest	16,885	11,259	11,292
Total Revenues	1,456,790	1,240,248	931,402
Interest Expense	16,738	16,975	15,544
Net Revenues	1,440,052	1,223,273	915,858
Expenses
Employee Compensation and Benefits	900,590	788,175	549,516
Occupancy and Equipment Rental	45,304	47,703	41,202
Professional Fees	57,667	50,817	45,429
Travel and Related Expenses	57,465	55,388	40,015
Communications and Information Services	40,277	36,372	18,818
Depreciation and Amortization	24,800	27,927	16,263
Special Charges	8,100	41,144	4,893
Acquisition and Transition Costs	99	4,890	5,828
Other Operating Expenses	44,576	42,187	22,947
Total Expenses	1,178,878	1,094,603	744,911
Income Before Income from Equity Method Investments and Income Taxes	261,174	128,670	170,947
Income from Equity Method Investments	6,641	6,050	5,180
Income Before Income Taxes	267,815	134,720	176,127
Provision for Income Taxes	119,303	77,030	68,756
Net Income	148,512	57,690	107,371
Net Income Attributable to Noncontrolling Interest	40,984	14,827	20,497
Net Income Attributable to Evercore Partners Inc.	$107,528	$42,863	$86,874
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$107,528	$42,863	$86,874
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,220	37,161	35,827
Diluted	44,193	43,699	41,843
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
Basic	$2.74	$1.15	$2.42
Diluted	$2.43	$0.98	$2.08

Dividends Declared per Share of Class A Common Stock	$1.27	$1.15	$1.03
See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net Income	$148,512	$57,690	$107,371
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(1,763)	(1,751)	(2,668)
Foreign Currency Translation Adjustment Gain (Loss), net	(17,531)	(16,287)	(9,543)
Other Comprehensive Income (Loss)	(19,294)	(18,038)	(12,211)
Comprehensive Income	129,218	39,652	95,160
Comprehensive Income Attributable to Noncontrolling Interest	37,247	10,941	17,889
Comprehensive Income Attributable to Evercore Partners Inc.	$91,971	$28,711	$77,271

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2013	40,772,434	$408	$799,233	$(10,784)	$(59,896)	(7,702,900)	$(226,380)	$60,577	$563,158
Net Income	—	—	—	—	86,874	—	—	20,497	107,371
Other Comprehensive Income (Loss)	—	—	—	(9,603)	—	—	—	(2,608)	(12,211)
Treasury Stock Purchases, net	—	—	—	—	—	(2,706,666)	(142,850)	—	(142,850)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,421,493	14	17,235	—	—	—	—	(11,686)	5,563
Equity-based Compensation Awards	4,220,313	42	133,354	—	—	—	—	3,593	136,989
Shares Issued as Consideration for Acquisitions and Investments	—	—	11,073	—	—	131,243	4,245	72,344	87,662
Dividends and Equivalents	—	—	6,038	—	(44,792)	—	—	—	(38,754)
Noncontrolling Interest (Note 15)	—	—	(16,786)	—	—	119,207	3,856	18,235	5,305
Balance at December 31, 2014	46,414,240	464	950,147	(20,387)	(17,814)	(10,159,116)	(361,129)	160,952	712,233
Net Income	—	—	—	—	42,863	—	—	14,827	57,690
Other Comprehensive Income (Loss)	—	—	—	(14,152)	—	—	—	(3,886)	(18,038)
Treasury Stock Purchases, net	—	—	—	—	—	(5,467,172)	(283,283)	—	(283,283)
Evercore LP Units Purchased or Converted into Class A Common Stock	585,723	6	11,046	—	—	—	—	(12,012)	(960)
Equity-based Compensation Awards	2,795,051	28	123,357	—	—	—	—	82,734	206,119
Dividends and Equivalents	—	—	6,514	—	(52,840)	—	—	—	(46,326)
Noncontrolling Interest (Note 15)	—	—	1,331	—	—	—	—	(39,951)	(38,620)
Exercise of Warrants	5,454,545	54	118,347	—	—	—	—	—	118,401
Balance at December 31, 2015	55,249,559	552	1,210,742	(34,539)	(27,791)	(15,626,288)	(644,412)	202,664	707,216
Net Income	—	—	—	—	107,528	—	—	40,984	148,512
Other Comprehensive Income (Loss)	—	—	—	(15,557)	—	—	—	(3,737)	(19,294)
Treasury Stock Purchases, net	—	—	—	—	—	(3,475,423)	(167,241)	—	(167,241)
Evercore LP Units Purchased or Converted into Class A Common Stock	532,175	5	23,095	—	—	—	—	(16,480)	6,620
Equity-based Compensation Awards	2,510,833	25	127,706	—	—	—	—	81,392	209,123
Dividends and Equivalents	—	—	7,836	—	(59,394)	—	—	—	(51,558)
Noncontrolling Interest (Note 15)	—	—	(1,257)	—	—	—	—	(48,790)	(50,047)
Balance at December 31, 2016	58,292,567	$582	$1,368,122	$(50,096)	$20,343	(19,101,711)	$(811,653)	$256,033	$783,331

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net Income	$148,512	$57,690	$107,371
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	1,124	5,517	(2,505)
Equity Method Investments	2,602	2,818	4,476
Equity-Based and Other Deferred Compensation	258,295	207,533	111,771
Impairment of Goodwill and Equity Method Investments	8,100	28,500	—
Depreciation, Amortization and Accretion	25,223	29,636	18,773
Bad Debt Expense	2,261	1,314	1,027
Deferred Taxes	10,043	(3,627)	14,315
Decrease (Increase) in Operating Assets:
Marketable Securities	937	556	550
Financial Instruments Owned and Pledged as Collateral at Fair Value	18,249	46,018	(54,032)
Securities Purchased Under Agreements to Resell	(11,890)	4,726	10,303
Accounts Receivable	(64,522)	(46,442)	(51,166)
Receivable from Employees and Related Parties	5,934	(3,937)	(6,646)
Other Assets	(33,080)	(3,903)	(7,651)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	48,258	51,732	27,251
Accounts Payable and Accrued Expenses	(10,030)	5,418	6,231
Securities Sold Under Agreements to Repurchase	(6,387)	(50,803)	43,771
Payables to Employees and Related Parties	(1,581)	8,704	(2,601)
Taxes Payable	3,626	17,850	(2,650)
Other Liabilities	10,424	(2,449)	(2,616)
Net Cash Provided by Operating Activities	416,098	356,851	215,972
Cash Flows From Investing Activities
Investments Purchased	(2,047)	(819)	(10,944)
Distributions of Private Equity Investments	183	6,821	672
Marketable Securities:
Proceeds from Sales and Maturities	46,547	32,318	34,719
Purchases	(69,568)	(39,101)	(28,760)
Cash Paid for Acquisitions and Deconsolidation of Cash, net of Cash Acquired	(2,877)	(5,647)	42,869
(Increase) Decrease in Restricted Cash	(2,303)	—	—
Loans Receivable	—	(3,500)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(18,439)	(16,189)	(13,521)
Net Cash Provided by (Used in) Investing Activities	(48,504)	(26,117)	25,035
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	885	594	2,135
Distributions to Noncontrolling Interests	(38,154)	(23,723)	(10,655)
Payments Under Tax Receivable Agreement	(12,039)	(11,045)	(9,086)
Cash Paid for Deferred and Contingent Consideration	(5,050)	—	(2,255)
Short-Term Borrowing	50,000	45,000	75,000
Repayment of Short-Term Borrowing	(50,000)	(45,000)	(75,000)
Exercise of Warrants, net	—	6,416	—
Repayment of Subordinated Borrowings	(6,000)	—	—
Payment of Notes Payable - Mizuho	(120,000)	—	—
Issuance of Notes Payable	170,000	—	—
Debt Issuance Costs	(2,084)	—	—
Purchase of Treasury Stock and Noncontrolling Interests	(173,958)	(160,733)	(156,242)
Excess Tax Benefits Associated with Equity-Based Awards	5,471	10,820	35,262
Dividends - Class A Stockholders	(51,558)	(46,132)	(38,754)
Net Cash Provided by (Used in) Financing Activities	(232,487)	(223,803)	(179,595)
Effect of Exchange Rate Changes on Cash	(25,347)	(10,327)	(7,705)
Net Increase in Cash and Cash Equivalents	109,760	96,604	53,707
Cash and Cash Equivalents-Beginning of Period	448,764	352,160	298,453
Cash and Cash Equivalents-End of Period	$558,524	$448,764	$352,160

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$14,074	$16,035	$13,725
Payments for Income Taxes	$106,126	$47,820	$18,283
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$—	$(1,331)	$3,261
Dividend Equivalents Issued	$7,836	$6,514	$6,038
Mexico Private Equity Assets Deconsolidated	$8,302	$—	$—
Mexico Private Equity Liabilities Deconsolidated	$2,343	$—	$—
Decrease in Noncontrolling Interest from Mexico Private Equity Deconsolidation	$5,808	$—	$—
Receipt of Securities in Settlement of Accounts Receivable	$—	$1,079	$2,083
Atalanta Sosnoff Assets Deconsolidated	$—	$2,053	$—
Atalanta Sosnoff Liabilities Deconsolidated	$—	$2,074	$—
Decrease in Redeemable Noncontrolling Interest from Atalanta Sosnoff Deconsolidation	$—	$2,683	$—
Decrease in Noncontrolling Interest from Atalanta Sosnoff Deconsolidation	$—	$16,090	$—
Decrease in Goodwill from Atalanta Sosnoff Deconsolidation	$—	$27,274	$—
Decrease in Intangible Assets from Atalanta Sosnoff Deconsolidation	$—	$13,924	$—
Exchange of Notes Payable as Consideration for Exercise of Warrants	$—	$118,347	$—
Purchase of Treasury Stock in Exchange for Notes Issuance and Warrant Proceeds	$—	$123,673	$—
Settlement of Contingent Consideration	$—	$—	$7,232
Purchase of Noncontrolling Interest	$—	$—	$7,100
Reclassification from Redeemable Noncontrolling Interest to Noncontrolling Interest	$—	$—	$27,477
Shares and LP Units Issued as Consideration for Acquisitions and Investments	$—	$—	$79,576
Assets Acquired in Acquisitions	$—	$—	$106,848
Liabilities Assumed in Acquisitions	$—	$—	$64,864

See Notes to Consolidated Financial Statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization
Evercore Partners Inc. and subsidiaries (the "Company") is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership ("Evercore LP"). Subsequent to the Company's initial public offering ("IPO"), the Company became the sole general partner of Evercore LP. The Company operates from its offices and through its affiliates in North America, Europe, South America and Asia.
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
The Investment Management business includes the institutional asset management business through which the Company, directly and through affiliates, manages financial assets for sophisticated institutional investors and provides independent fiduciary services to corporate employee benefit plans and high net-worth individuals, the wealth management business through which the Company provides investment advisory and wealth management services for high net-worth individuals and associated entities, and the private equity business which holds interests in entities that manage private equity funds.
Note 2 – Significant Accounting Policies
Basis of Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").
The consolidated financial statements of the Company are comprised of the consolidation of Evercore LP and Evercore LP's wholly-owned and majority-owned direct and indirect subsidiaries, including Evercore Group L.L.C. ("EGL"), a registered broker-dealer in the U.S. The Company's policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities ("VIEs") where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date.
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
The Company adopted ASU 2015-02 on January 1, 2016. Pursuant to the provisions of ASU 2015-02, Evercore LP is a VIE and the Company is the primary beneficiary. Prior to the adoption of ASU 2015-02, the Company consolidated Evercore LP as a voting interest entity. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Position in Note 23.
International Strategy & Investment (U.K.) Limited ("ISI U.K.") is also a VIE pursuant to ASC 810 and the Company is the primary beneficiary of this VIE. Specifically, the Company provides financial support through a transfer pricing agreement with this entity, which exposes the Company to losses that are potentially significant to the entity, and has decision making

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

authority that significantly affects the economic performance of the entity. The Company previously concluded that Evercore Asia Limited ("Evercore Asia") and Evercore Asia (Singapore) PTE. LTD. ("Evercore Singapore") were also VIEs; on July 1, 2016, the Company terminated the transfer pricing arrangements with Evercore Asia and Evercore Singapore. The Company viewed this modification as a reconsideration event under ASC 810-10 and concluded that Evercore Asia and Evercore Singapore are not VIEs and will continue to be consolidated as voting interest entities. Following the adoption of ASU 2015-02, the Company also concluded that Evercore Partners International LLP ("Evercore U.K.") is a VIE and that the Company is the primary beneficiary of this VIE. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Consolidated Statements of Financial Condition ISI U.K. and Evercore U.K. assets of $116,958 and liabilities of $90,260 at December 31, 2016 and Evercore Asia, Evercore Singapore, ISI U.K. and Evercore U.K. assets of $151,583 and liabilities of $110,424 at December 31, 2015. See Note 9 for further information on the Company's VIEs.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
At the time of the formation transaction, the members of Evercore LP (the "Members") received Class A limited partnership units of Evercore LP ("Class A LP Units") in consideration for their contribution of the various entities included in the historical combined financial statements of the Company. The Class A LP Units were subject to vesting requirements and transfer restrictions and are exchangeable on a one-for-one basis for shares of Class A common stock ("Class A Shares"). At December 31, 2013, all Class A LP Units were fully vested. On October 31, 2014, in conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI"), the Company issued vested and unvested Class E limited partnership units of Evercore LP ("Class E LP Units") and vested and unvested Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests"). In November 2016, in conjunction with the appointment of the Executive Chairman, the Company issued unvested Class I-P Units of Evercore LP ("Class I-P Units"). The Class I-P Units are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), which are exchangeable on a one-for-one basis for Class A Shares. See Note 17 for further information. The Company accounts for exchanges of Evercore LP partnership units ("LP Units") for Class A Shares based on the carrying amounts of the Members' LP Units immediately before the exchange.
The Company's interest in Evercore LP is within the scope of ASC 810-20, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". The Company consolidates Evercore LP and records noncontrolling interest for the economic interest in Evercore LP held directly by others, which includes the Members.
Accounts Receivable – Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to the Company's clients. The Company records Accounts Receivable net of any allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to provide coverage for estimated losses from its client receivables. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of the client's creditworthiness and specifically reserves against exposure where the Company determines the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.
Furniture, Equipment and Leasehold Improvements – Fixed assets, including equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Furniture, equipment and computer hardware and software are depreciated using the straight-line method over the estimated useful lives of the assets, primarily ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.
Investment Banking Revenue – The Company earns investment banking fees from clients for providing advisory services on strategic matters, including mergers, acquisitions, divestitures, leveraged buyouts, restructurings and similar corporate finance matters. The Company's Investment Banking services also include services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. It is the Company's accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collection is reasonably assured. The Company records Investment Banking Revenue on the Consolidated Statements of Operations for the following:
Advisory Fees – In general, advisory fees are paid at the time the Company signs an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive retainer fees for financial advisory services concurrent with, or soon after, the

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

execution of the engagement letter where the engagement letter will specify a future service period associated with that fee. In such circumstances, these retainer fees are initially recorded as deferred revenue, which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and subsequently recognized as advisory fee revenue in Investment Banking Revenue on the Consolidated Statements of Operations during the applicable time period within which the service is rendered. Revenues related to fairness or valuation opinions are recognized when the opinion has been rendered and delivered to the client and all other requirements for revenue recognition are satisfied. Success fees for advisory services, such as merger and acquisition advice, are recognized when the transaction(s) or event(s) are determined to be completed and all other requirements for revenue recognition are satisfied. In the event the Company was to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition and subsequently recognized as advisory fee revenue in Investment Banking Revenue on the Consolidated Statements of Operations when the conditions of completion have been satisfied.
Placement Fees – Placement fee revenues are attributable to capital raising on both a primary and secondary basis. The Company recognizes placement advisory fees at the time of the client's acceptance of capital or capital commitments in accordance with the terms of the engagement letter.
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
Investment Management Revenue – The Company's Investment Management business generates revenues from the management of client assets and the private equity funds.
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
Management fees for private equity funds are contractual and are typically based on committed capital during the private equity funds' investment period, and on invested capital, thereafter. Management fees are recognized ratably over the period during which services are provided. The management fees may provide for a management fee offset for certain portfolio company fees the Company earns. The Company also records performance fee revenue from the private equity funds when the returns on the private equity funds' investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds' partnership agreements and are based on investment performance over the life of each investment partnership. Historically, the Company recorded performance fee revenue from its managed private equity funds when the private equity funds' investment values exceeded certain threshold minimums. During 2014, the Company changed its method of recording performance fees such that the Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. This method is considered the more preferable of the two methods accepted under ASC 605-20-S99-1.
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
Other Revenue, Including Interest and Interest Expense – Other Revenue, Including Interest and Interest Expense is derived primarily from financing transactions. These transactions are principally repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase transaction. Other Revenue, Including Interest and Interest Expense also includes interest expense associated with the Notes Payable, subordinated borrowings and the line of credit and other financing arrangements, as well as income (losses) on marketable securities and cash deposited with financial institutions and changes in amounts due pursuant to the Company's tax receivable agreements.
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
Noncontrolling Interest – Noncontrolling interest recorded in the consolidated financial statements of the Company relates to the portions of the subsidiaries not owned by the Company. The Company allocates net income to noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss for the entity which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits (losses) to the controlling and noncontrolling interest holders, then the net income or loss of these entities is allocated based on these special allocations.
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
Fair Value of Financial Instruments – The majority of the Company's assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investments, marketable securities, financial instruments owned and pledged as collateral, repurchase and reverse repurchase agreements, receivables and payables and accruals. See Note 10 for further information.
Marketable Securities – Marketable Securities include investments in corporate, municipal and other debt securities, as well as investments in readily-marketable equity securities, which are accounted for as available-for-sale under ASC 320-10, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue, Including Interest on the Consolidated Statements of Operations. The readily-marketable debt and equity securities are valued using quoted market prices on applicable exchanges or markets. Marketable Securities also include investments in municipal bonds held at EGL and exchange traded funds and mutual funds, which are carried at fair value, with changes in fair value recorded in Other Revenues, Including Interest on the Consolidated Statements of Operations. Marketable Securities transactions are recorded as of the trade date.
Financial Instruments Owned and Pledged as Collateral at Fair Value – The Company's Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Other Revenue, Including Interest on the Consolidated Statements of Operations. The Company pledges the Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements, which permits the counterparty to pledge the securities.
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
Investments – The Company's investments include investments in private equity partnerships, the Company's equity interests in G5 Holdings S.A. ("G5 ǀ Evercore"), ABS Investment Management, LLC ("ABS") and Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") (after its deconsolidation on December 31, 2015), which are accounted for under the equity method of accounting. In addition, the Company holds an equity security in a private company and maintains investments in Glisco Manager Holdings LP and Trilantic Capital Partners ("Trilantic"), which are accounted for under the cost method of accounting. See Note 9 for further information.
Private Equity – The investments of private equity funds consist primarily of investments in marketable and non-marketable securities of the portfolio companies. The underlying investments held by the private equity funds are valued based on quoted market prices or estimated fair value if there is no public market. The Company determines fair value of non-marketable securities by giving consideration to a range of factors, including but not limited to, market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly-traded securities held by the private equity funds are valued using quoted market prices. The Company recognizes its allocable share of the changes in fair value of the private equity funds' underlying investments as realized and unrealized gains (losses) within Investment Management Revenue in the Consolidated Statements of Operations.
Affiliates – The Company's equity interests in G5 ǀ Evercore, ABS and Atalanta Sosnoff (after its deconsolidation on December 31, 2015) include its share of the income (losses) within Income (Loss) from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.
The Company assesses its Equity Method Investments annually for impairment, or more frequently if circumstances indicate impairment may have occurred. See Note 4 for further information.
The Company also maintains investments in Glisco Manager Holdings LP and Trilantic. See Note 9 for further information.
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
Compensation expense is recognized pursuant to performance-based awards if it is probable that the performance condition will be achieved. See Note 17 for a discussion of the awards issued in conjunction with the Company's acquisition of the operating businesses of ISI, as well as the Company's Long-term Incentive Plan.
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
Income Taxes –The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of its assets and liabilities, as disclosed in Note 20.
Deferred income taxes reflect the net tax effects of temporary differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected on the Company's Consolidated Statements of Financial Condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets.
The Company adopted ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17") prospectively as of December 31, 2015 and changed its presentation of deferred income tax assets and liabilities on its Consolidated Statements of Financial Condition such that the Company classifies all deferred income tax assets and liabilities as noncurrent. Historically, the Company presented deferred income tax assets and liabilities as current and noncurrent on the Consolidated Statements of Financial Condition.
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
The Company currently anticipates that it will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective method of transition, which requires a cumulative-effect adjustment as of the date of adoption. Based on the Company's initial evaluation of ASU 2014-09, success related advisory fees, for which payment is generally dependent on the closing of a strategic transaction, a financing arrangement or some other defined outcome, will be considered variable consideration as defined by the standard. ASU 2014-09 requires that revenue be recognized when it is probable that variable consideration will not be reversed in a future period. Accordingly, revenue recognition for such fees could be accelerated under ASU 2014-09 in certain circumstances, which will require careful analysis and judgment. Under current U.S. GAAP, the Company recognizes such fees upon closing regardless of the probability of the outcome. The effect of accelerated revenue recognition could be material to any given reporting period. In addition, current U.S. GAAP allows expenses related to underwriting transactions to be reflected net in related revenues. The Company's initial evaluation of ASU 2014-09 is that those expenses would be presented gross in the results of operations.
Interpretive guidance on ASU 2014-09 continues to be issued and vetted, in particular by the AICPA industry task force on Broker-Dealers, the AICPA's Revenue Recognition Working Group and the AICPA's Financial Reporting Executive Committee (FinREC). The Company will continue to evaluate this guidance and assess the preliminary views against its initial evaluation.
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
ASU 2016-01 - In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 provides amendments to ASC No. 825, "Financial Instruments," which change the requirements for certain aspects of recognition, measurement and presentation of financial assets and liabilities and amend the disclosure requirements. The amendments in this update should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC No. 840, "Leases," and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The amendments in this update are effective using a modified retrospective approach at the beginning of the earliest period presented, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company currently anticipates adopting ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The adoption will result in the present value of the Company's lease commitments which have a term in excess of one year being reflected on the Company's Statements of Financial Condition as a long-term fixed asset with a corresponding long-term liability. The Company's lease commitments, as discussed in Note 18, primarily relate to office space. The lease-related assets will be amortized to expense over the life of the leases and the liability, and related interest expense, will be reduced as lease payments are made over the life of the lease. The net impact on the Company's earnings is not expected to be materially different from the current expense related to leases as required under current U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Consolidated Statements of Operations.
ASU 2016-07 - In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to the Equity Method of Accounting" ("ASU 2016-07"). ASU 2016-07 provides amendments to ASC No. 323, "Investments - Equity Method and Joint Ventures," which simplify the accounting for equity method investments by eliminating the requirement to adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective prospectively

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

to increases in the level of ownership interest or degree of influence that results in the adoption of the equity method, during interim and annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-07 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2016-09 - In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 provides amendments to ASC No. 718, "Compensation - Stock Compensation," which simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective during interim and annual periods beginning after December 15, 2016, with early adoption permitted. This update will result in excess tax benefits and deficiencies from the delivery of Class A common stock under share-based payment arrangements being recognized in the Company's Provision for Income Taxes, rather than in Additional Paid-In-Capital under current U.S. GAAP, which will result in greater volatility in the effective tax rate and could be material to the results of operations and the classifications of cash flows in future periods depending upon the level of earnings and stock price of the Company, among other things.
ASU 2016-13 - In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 provides amendments to ASC No. 326, "Financial Instruments - Credit Losses," which amend the guidance on the impairment of financial instruments and adds an impairment model (the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Entities will recognize an allowance for its estimate of expected credit losses as of the end of each reporting period. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company currently uses the specific identification method for establishing credit provisions and write-offs of its trade accounts receivable. The Company currently anticipates adopting ASU 2016-13 on January 1, 2020 and does not anticipate a material difference between the current method and the CECL model.
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
ASU 2016-18 - In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU 2016-18"). ASU 2016-18 provides amendments to ASC No. 230, "Statement of Cash Flows," which require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. The amendments in this update are effective retrospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2017-01 - In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 provides amendments to ASC No. 805, "Business Combinations," which clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2017-04 - In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 provides amendments to ASC No. 350, "Intangibles - Goodwill and Other" ("ASC 350"), which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 4 – Business Changes and Developments
Atalanta Sosnoff 2016 Transaction - During the fourth quarter of 2016, the founding member of Atalanta Sosnoff announced his intent to retire and entered into an agreement to sell all of his Series A-2 Capital Interests and Series B Capital Interests back to Atalanta Sosnoff. Concurrently, select members of Atalanta Sosnoff received Series C Capital Interests. The Company continues to own Series A-1 Capital Interests, representing a 49% economic interest. Following these transactions, the Company continues to hold a noncontrolling voting interest in the Management Committee of Atalanta Sosnoff, and accordingly continues to account for its interest in Atalanta Sosnoff as an equity method investment.
In addition, as a result of these transactions, the Company performed an assessment of the carrying value of its equity interest in Atalanta Sosnoff for other-than-temporary impairment in accordance with ASC 323-10, "Investments - Equity Method and Joint Ventures." In determining the fair value of its investment, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of Atalanta Sosnoff, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of Atalanta Sosnoff and applied a discount rate of 15.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes growth in revenues and earnings by the end of 2018, and, over the longer term, assumes a compound annual growth rate in revenues of 6% from the trailing twelve month period ended November 30, 2016.
As a result of the above analysis, the Company determined that the fair value of its investment in Atalanta Sosnoff was less than its carrying value as of November 30, 2016. The Company concluded this loss in value was other-than-temporary. Accordingly, the Company recorded an impairment charge of $8,100, in Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2016, resulting in an investment in Atalanta Sosnoff at its fair value of $14,730 as of November 30, 2016. This charge resulted in a decrease of $3,980 to Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2016.
Atalanta Sosnoff 2015 Transaction - On December 31, 2015, the Operating Agreement of Atalanta Sosnoff was amended such that, following the amendment, the Company is entitled to one of the three seats on the Management Committee of Atalanta Sosnoff, which is the governing committee with decision making power over Atalanta Sosnoff's operations (previously the Company held three out of five seats on the Management Committee). In addition, Atalanta Sosnoff exchanged the profits interests held by key employees for Series A-3 and A-4 Capital Interests. The Series A-4 Capital Interests remain profits interests for accounting purposes since they entitle the holder to distributions of future profits and are subject to forfeiture. Following the amendments, the Company continued to own Series A-1 Capital Interests, representing a 49% economic interest. Excluding the remaining profits interests, the Company's equity interest in Atalanta Sosnoff was 56.3% at December 31, 2015.
The 2015 amendments to the Operating Agreement gave the Company a noncontrolling voting interest in the Management Committee of Atalanta Sosnoff. The Management Committee of Atalanta Sosnoff controls the operations of Atalanta Sosnoff, including actions such as the appointment and termination of key management members of Atalanta Sosnoff, the approval of Atalanta Sosnoff's budget, as well as any material expenditure outside of its budget, the launch of new products or material changes in the pricing of existing products, and entering or exiting lines of business. Responsibility for the day-to-day operations remains with the management of Atalanta Sosnoff, including managing client relationships and making discretionary investment decisions. The Company, through the supermajority voting rights of the Management Committee, retains customary protective rights over specified matters that may arise outside of the ordinary course of business and/or where the probability of occurrence is remote.
As a result of the above amendments, the Company deconsolidated the assets and liabilities of Atalanta Sosnoff of $4,726 and $2,074, respectively, at December 31, 2015, and accounted for its interest in Atalanta Sosnoff as an equity method investment from that date forward. See Note 9 for further information. Furthermore, this resulted in a decrease in Goodwill in the Company's Institutional Asset Management reporting unit, in the Investment Management segment, of $27,274, as well as a decrease in Intangible Assets of $13,924, Noncontrolling Interest of $16,090 and Redeemable Noncontrolling Interest of $2,683 at December 31, 2015. In addition, the amendments resulted in a charge related to the conversion of certain of Atalanta Sosnoff's profits interests held by key employees to equity of $6,333 and a loss on deconsolidation of $812, each included in Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2015.
Glisco Transaction - On July 19, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco Partners Inc.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

("Glisco"), which assumed all responsibility for the management of the existing funds Glisco Partners II, L.P. ("Glisco II," formerly Evercore Mexico Capital Partners II, L.P., or EMCP II) and Glisco Partners III, L.P. ("Glisco III," formerly Evercore Mexico Capital Partners III, L.P., or EMCP III), and is controlled by the principals. These principals ceased to be employed by the Company following this transaction. A Senior Managing Director of the Company will continue to serve on the Investment Committee for the funds. This transaction received consent from the Limited Partner Advisory Committee of the funds and regulatory approval in Mexico during the third quarter of 2016 and closed on September 30, 2016.
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
Following this transaction, the Company ceased to have a general partner's interest in and deconsolidated Glisco Capital Partners II and III ("GCP II" and "GCP III," formerly Evercore Mexico Partners II and III), the general partners of Glisco II and Glisco III, and related subsidiaries. Going forward the Company will maintain a limited partner's interest in the funds and the general partners of the funds.
In addition, the Company maintains a limited partner's interest in Glisco Manager Holdings LP, from which the Company will receive its portion of the management fees earned by Glisco. The Company's investment in Glisco Manager Holdings LP is accounted for under the cost method of accounting. See Note 9 for further information.
As a result of this transaction, on September 30, 2016 the Company deconsolidated assets and liabilities of $8,302 and $2,343, respectively, and recorded an investment in Glisco Manager Holdings LP of $2,519, representing the fair value of the deferred consideration resulting from this transaction. Furthermore, this resulted in a decrease in Noncontrolling Interest of $5,808 at September 30, 2016 related to GCP III. The transaction resulted in a gain on deconsolidation of $406, included in Other Revenue, Including Interest on the Consolidated Statements of Operations for the year ended December 31, 2016.
Kuna & Co. KG - On July 2, 2015, the Company acquired a 100% interest in Kuna & Co. KG, a Frankfurt-based investment banking advisory boutique, for $8,400. The Company's consideration for this transaction included the payment of €3,000, or $3,335, of cash at closing, as well as deferred cash consideration of €2,000, or $2,223, payable €500 on each of the four anniversary dates of the closing beginning in 2017, and contingent cash consideration which will be settled at various dates through 2020. The contingent consideration has a fair value of $2,225 and $2,221 as of December 31, 2016 and 2015, respectively. Payment of the contingent consideration is dependent on the business meeting certain revenue performance targets. This transaction resulted in the Company recognizing goodwill of $5,476 and intangible assets relating to advisory backlog of $2,900, recognized in the Investment Banking Segment. The intangible assets were being amortized over an estimated useful life of one year. The Company recognized $689 and $2,211 of amortization expense related to these intangible assets for the years ended December 31, 2016 and 2015, respectively. The Company did not consider the acquisition of Kuna & Co. KG to be significant to its financial condition, results of operations or cash flows.
Goodwill and Intangible Assets
Goodwill associated with the Company's acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2014	$114,007	$104,225	$218,232
Acquisitions	5,476	—	5,476
Impairment of Goodwill	—	(28,500)	(28,500)
Deconsolidation of Atalanta Sosnoff	—	(27,274)	(27,274)
Foreign Currency Translation and Other	(4,207)	2,734	(1,473)
Balance at December 31, 2015 (1)	115,276	51,185	166,461
Foreign Currency Translation and Other	(787)	(4,713)	(5,500)
Balance at December 31, 2016 (1)	$114,489	$46,472	$160,961

(1)	The amount of the Company's goodwill before accumulated impairment losses of $28,500 was $189,461 and $194,961 at December 31, 2016 and 2015, respectively.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Intangible assets associated with the Company's acquisitions are as follows:

	December 31, 2016
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$44,311	$3,830	$48,141	$21,110	$1,586	$22,696
Non-compete/Non-solicit Agreements	—	154	154	—	124	124
Other	5,320	445	5,765	1,647	223	1,870
Total	$49,631	$4,429	$54,060	$22,757	$1,933	$24,690

	December 31, 2015
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$50,700	$6,130	$56,830	$17,201	$3,391	$20,592
Non-compete/Non-solicit Agreements	—	169	169	—	108	108
Other	5,320	445	5,765	887	167	1,054
Total	$56,020	$6,744	$62,764	$18,088	$3,666	$21,754
Expense associated with the amortization of intangible assets was $11,640, $17,458 and $8,007 for the years ended December 31, 2016, 2015 and 2014, respectively.
Based on the intangible assets above, as of December 31, 2016, annual amortization of intangibles for each of the next five years is as follows:

2017	$9,835
2018	$9,201
2019	$7,868
2020	$1,182
2021	$996

The Company concluded that there was no impairment of Goodwill or Intangible Assets related to its Reporting Units during the year ended December 31, 2016. At November 30, 2016, in accordance with ASC 350, we performed our annual Goodwill impairment assessment. We concluded that the fair value of our reporting units substantially exceeded their carrying values as of November 30, 2016.
During the third quarter of 2015, the Institutional Asset Management reporting unit was impacted by adverse market and operating conditions, including a decline in AUM that was greater than anticipated at the time of the Company's previous Step 1 impairment assessment, investment performance below benchmarks and lower market multiples for asset managers in response to market volatility during the third quarter. As a result, the Company determined that the Step 1 impairment assessment criteria were satisfied, as contemplated by ASC 350 for the goodwill in its Institutional Asset Management reporting unit as of August 31, 2015.
In determining the fair value of this reporting unit, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. As a result of the analysis, the Company determined that the fair value of the Institutional Asset Management reporting unit was less than its carrying value as of August 31, 2015. Accordingly, during the third quarter of 2015, the Company began a Step 2 impairment assessment, which it completed during the fourth quarter of 2015. The Company recorded a goodwill impairment charge of $28,500 in the Investment Management segment, which is included within Special Charges on the Consolidated Statement of Operations for

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

the year ended December 31, 2015. This charge resulted in an impact of $9,785 on Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2015.
Note 5 – Acquisition and Transition Costs and Special Charges
Acquisition and Transition Costs
The Company recognized $99, $4,890 and $5,828 for the years ended December 31, 2016, 2015 and 2014, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. In addition, acquisition and transition costs in 2016 included the reversal of $733 of a provision for certain settlements previously established in the fourth quarter of 2015 and acquisition and transition costs in 2015 included costs related to transitioning ISI's infrastructure.
Special Charges
The Company recognized $8,100 for the year ended December 31, 2016, as Special Charges incurred related to an impairment charge associated with the Company's investment in Atalanta Sosnoff. See Note 4 for further information.
The Company recognized $41,144 for the year ended December 31, 2015, as Special Charges incurred related to an impairment charge of $28,500 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and charges of $7,145 related to the restructuring of our investment in Atalanta Sosnoff, primarily related to the conversion of certain of Atalanta Sosnoff's profits interests held by management to equity interests. See Note 4 for further information. Special Charges in 2015 also included a charge of $2,151 for separation benefits and costs associated with the termination of certain contracts within the Company's Evercore ISI business as well as $3,348 for the finalization of a matter associated with the wind-down of the Company's U.S. Private Equity business.
The Company recognized $4,893 for the year ended December 31, 2014, as Special Charges incurred related to separation benefits and certain exit costs related to combining the equities business upon the ISI acquisition and a provision recorded in 2014 against contingent consideration due on the 2013 disposition of Evercore Pan-Asset Capital Management ("Pan.")
Note 6 – Related Parties
The Company remits payment for expenses on behalf of the private equity funds and is reimbursed accordingly. For the years ended December 31, 2016, 2015 and 2014, the Company disbursed $658, $1,795 and $1,282, respectively, on behalf of these entities.
Investment Management Revenue includes income from related parties earned from the Company's private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $10,170, $8,876 and $10,302 for the years ended December 31, 2016, 2015 and 2014, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $13,312 and $1,251 for the years ended December 31, 2016 and 2014, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $17,862 and $6,967 as of December 31, 2016 and 2015, respectively.
The Company had $16,550 and $22,550 in subordinated borrowings, principally with an executive officer of the Company, as of December 31, 2016 and 2015, respectively. In February 2017, the Company repaid $6,000 of the original borrowings. See Note 12 for further information.
Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2016 and 2015:

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	December 31,
	2016	2015
Advances to Employees	$14,418	$17,344
Personal Expenses Paid on Behalf of Employees and Related Parties	371	144
Receivable from Affiliates	—	1,266
Reimbursable Expenses Due From Portfolio Companies of the Company's Private Equity Funds	—	213
Reimbursable Expenses Relating to the Private Equity Funds	245	2,222
Receivable from Employees and Related Parties	$15,034	$21,189
Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Board of Director Fees	$300	$200
Amounts Due to U.K. Members	14,865	16,554
Amounts Due Pursuant to Tax Receivable Agreements (a)	12,201	11,638
Payable to Employees and Related Parties	$27,366	$28,392

(a)
Relates to the current portion of the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $174,109 and $186,036 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2016 and 2015, respectively.

Note 7 – Marketable Securities
The amortized cost and estimated fair value of the Company's Marketable Securities as of December 31, 2016 and 2015 were as follows:

	December 31, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$6,470	$—	$3,945	$2,525	$6,463	$10	$2,523	$3,950
Debt Securities Carried by EGL	38,392	77	15	38,454	37,404	94	8	37,490
Investment Funds	23,665	1,854	11	25,508	2,291	155	99	2,347
Total	$68,527	$1,931	$3,971	$66,487	$46,158	$259	$2,630	$43,787
Scheduled maturities of the Company's available-for-sale debt securities within the Securities Investments portfolio as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$204	$204
Due after one year through five years	1,748	1,728	1,537	1,545
Total	$1,748	$1,728	$1,741	$1,749
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2016.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($46), ($47) and $856 for the years ended December 31, 2016, 2015 and 2014, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($937), ($556) and ($550) for the years ended December 31, 2016, 2015 and 2014, respectively.
Investment Funds
The Company invests in a portfolio of exchange traded funds and mutual funds as an economic hedge against the Company's deferred compensation program. See Note 17 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $2,128, ($26) and $138 for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.4 years, as of December 31, 2016, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
ECB has procedures in place to monitor the daily risk limits for positions taken, as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is Value at Risk ("VaR"), which is a statistical measure, at a 98% confidence level, of the potential daily losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year's historical data. ECB's Risk Management Committee (the "Committee") has established a policy to maintain VaR at levels below 0.1% of the value of the portfolio. If at any point in time the threshold is exceeded, ECB personnel are alerted by an automated interface with ECB's trading systems and begin to make adjustments in the portfolio in order to mitigate the risk and bring the portfolio in compliance. Concurrently, ECB personnel must notify the Committee of the variance and the actions taken to reduce the exposure to loss.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2016 and 2015, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	December 31, 2016		December 31, 2015
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$18,535		$41,742
Securities Purchased Under Agreements to Resell	12,585	$12,601	2,191	$2,192
Total Assets	$31,120		$43,933
Liabilities
Securities Sold Under Agreements to Repurchase	$(31,150)	$(31,155)	$(44,000)	$(44,063)
Note 9 – Investments
The Company's investments reported on the Consolidated Statements of Financial Condition consist of investments in private equity partnerships, other investments in unconsolidated affiliated companies, an equity security in a private company and investments in Glisco Manager Holdings LP and Trilantic. The Company's investments are relatively high-risk and illiquid assets.
The Company's investments in private equity partnerships consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Investment Management Revenue.
The Company also has investments in G5 ǀ Evercore, ABS and Atalanta Sosnoff, which are voting interest entities. The Company's share of earnings (losses) on its investments in G5 ǀ Evercore, ABS and Atalanta Sosnoff (after its deconsolidation on December 31, 2015) are included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Investments in Private Equity
Private Equity Funds
The Company's investments related to private equity partnerships and associated entities include investments in Evercore Capital Partners II, L.P. ("ECP II"), Discovery Americas I, L.P. (the "Discovery Fund"), Glisco II, Glisco III, Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV") and Trilantic Capital Partners V, L.P. ("Trilantic V"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
On December 31, 2014, ECP II was terminated. The Company's investment at December 31, 2016 of $933 is comprised of its remaining interest in the general partner, including $852 in cash and $81 in securities. In addition, on September 12, 2016 the final distribution related to CSI Capital, L.P. ("CSI Capital") was made.
A summary of the Company's investment in the private equity funds as of December 31, 2016 and 2015 was as follows:

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	December 31,
	2016	2015
ECP II	$933	$983
Discovery Fund	7,463	6,632
Glisco II	6,897	6,091
Glisco III	529	5,786
CSI Capital	—	35
Trilantic IV	211	2,829
Trilantic V	5,709	4,117
Total Private Equity Funds	$21,742	$26,473
Net realized and unrealized gains on private equity fund investments were $7,616, $5,086 and $7,858 for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, Trilantic IV made distributions of $3,320. During the year ended December 31, 2015, ECP II, Glisco II, CSI Capital and Trilantic IV made distributions of $3,000, $3,194, $2,909 and $2,907, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2016, the Company had $1,400 of previously distributed carried interest that may be subject to repayment.
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
Following the Glisco transaction, the Company concluded that GCP II, GCP III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $9,889 included in its Consolidated Statement of Financial Condition at December 31, 2016 related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of December 31, 2016 was $12,232, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A LP Units having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During 2016, $1,130 and $50 of this investment was allocated to Trilantic Fund V and IV, respectively. During 2015, $636 and $8 of this investment was allocated to Trilantic Fund V and IV, respectively. During 2014, $689 of this investment was allocated to Trilantic Fund V. From 2010 to 2013, $825 and $1,120 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $11,632 and $12,812 as of December 31, 2016 and 2015, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $2,041 was

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

unfunded at December 31, 2016. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.
Cost Method Investments
In 2015, the Company received an equity security in a private company with a fair value of $1,079 in exchange for advisory services. This investment is accounted for under the cost method of accounting.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for under the cost method of accounting. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $2,463 as of December 31, 2016.
Equity Method Investments
A summary of the Company's other investments accounted for under the equity method of accounting as of December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
G5 ǀ Evercore	$26,016	$20,730
ABS	38,982	41,567
Atalanta Sosnoff	14,719	23,990
Total	$79,717	$86,287
G5 ǀ Evercore
In 2010, the Company made an investment accounted for under the equity method of accounting in G5 ǀ Evercore. At December 31, 2016, the Company's economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in earnings (losses) of $1,154, $662 and ($48) for the years ended December 31, 2016, 2015 and 2014, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. In addition, the investment is subject to currency translation from Brazilian Real to the U.S. Dollar.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At December 31, 2016, the Company's economic ownership interest in ABS was 45%. This investment resulted in earnings of $4,913, $5,388 and $5,228 for the years ended December 31, 2016, 2015 and 2014, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities. The Company accounted for its interest in Atalanta Sosnoff under the equity method of accounting from that date forward. The carrying amount of the investment was $23,990 at December 31, 2015, representing its fair value on that date.
Following the retirement of Atalanta Sosnoff's founding member during the fourth quarter of 2016, the Company performed an impairment assessment for its investment in Atalanta Sosnoff and concluded that an other-than-temporary impairment had occurred. The Company recorded an impairment charge of $8,100, included in Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2016. See Note 4 for further information.
At December 31, 2016, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $574 for the year ended December 31, 2016, included within Income from Equity Method Investments on the Consolidated Statements of Operations.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $3,533, $2,484 and $2,586 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
The Company acquired a 19% interest in Luminis Partners ("Luminis") on January 1, 2017, which will be accounted for under the equity method of accounting going forward. See Note 18 for further information.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at December 31, 2016 and 2015 are based on prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015:

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	December 31, 2016
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,630	$—	$44,630
Securities Investments (1)	3,794	1,728	—	5,522
Investment Funds	25,508	—	—	25,508
Financial Instruments Owned and Pledged as Collateral at Fair Value	18,535	—	—	18,535
Total Assets Measured At Fair Value	$47,837	$46,358	$—	$94,195

	December 31, 2015
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,144	$—	$44,144
Securities Investments (1)	5,200	1,749	—	6,949
Investment Funds	2,347	—	—	2,347
Financial Instruments Owned and Pledged as Collateral at Fair Value	41,742	—	—	41,742
Total Assets Measured At Fair Value	$49,289	$45,893	$—	$95,182

(1)
Includes $9,173 and $9,653 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2016 and 2015, respectively.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
The Company had no transfers between fair value levels during the years ended December 31, 2016 or 2015.

During the fourth quarter of 2016, the Company determined that the fair value of its equity method investment in Atalanta Sosnoff was $14,730. The fair value of the investment was estimated by utilizing both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The equity method investment was measured at fair value on a non-recurring basis as a Level III asset. See Note 4 for further information.

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
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Statements of Financial Condition, are listed in the tables below.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$549,351	$549,351	$—	$—	$549,351
Securities Purchased Under Agreements to Resell	12,585	—	12,585	—	12,585
Accounts Receivable	230,522	—	230,522	—	230,522
Receivable from Employees and Related Parties	15,034	—	15,034	—	15,034
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$30,723	$—	$30,723	$—	$30,723
Securities Sold Under Agreements to Repurchase	31,150	—	31,150	—	31,150
Payable to Employees and Related Parties	27,366	—	27,366	—	27,366
Notes Payable	168,097	—	170,251	—	170,251
Subordinated Borrowings	16,550	—	16,803	—	16,803

		December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$439,111	$439,111	$—	$—	$439,111
Securities Purchased Under Agreements to Resell	2,191	—	2,191	—	2,191
Accounts Receivable	175,497	—	175,497	—	175,497
Receivable from Employees and Related Parties	21,189	—	21,189	—	21,189
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Loans Receivable	3,500	—	3,666	—	3,666
Financial Liabilities:
Accounts Payable and Accrued Expenses	$43,878	$—	$43,878	$—	$43,878
Securities Sold Under Agreements to Repurchase	44,000	—	44,000	—	44,000
Payable to Employees and Related Parties	28,392	—	28,392	—	28,392
Notes Payable	119,250	—	120,373	—	120,373
Subordinated Borrowings	22,550	—	23,076	—	23,076
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities:
The fair value of the Company's Closely-held Equity Security is based on recent comparable transactions executed by the issuer.
The fair value of the Company's Loans Receivable, Notes Payable and Subordinated Borrowings is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.

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
Note 11 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2016	2015
Furniture and Equipment	$27,288	$20,484
Leasehold Improvements	54,993	52,253
Computer and Computer-related Equipment	23,038	17,899
Total	105,319	90,636
Less: Accumulated Depreciation and Amortization	(53,668)	(42,656)
Furniture, Equipment and Leasehold Improvements, Net	$51,651	$47,980
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $13,160, $10,469 and $8,256 for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 12 – Notes Payable and Subordinated Borrowings
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2016, the Company was in compliance with all of these covenants.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and used the remaining net proceeds for general corporate purposes.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Notes Payable is comprised of the following as of December 31, 2016:

Note	Maturity Date	Effective Annual Interest Rate	Carrying Value as of December 31, 2016 (a)
Evercore Partners Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,597
Evercore Partners Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,254
Evercore Partners Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,445
Evercore Partners Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,801
Total			$168,097
(a) Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
The Company has subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In April 2016, the Company repaid $6,000 of the original borrowings pursuant to a separate agreement. The Company had $16,550 and $22,550 in subordinated borrowings pursuant to these agreements as of December 31, 2016 and 2015, respectively. In February 2017, the Company repaid $6,000 of the original borrowings.
As of December 31, 2016, the future payments required on the Notes Payable and Subordinated Borrowings, including principal and interest were as follows:

2017	$9,847
2018	9,847
2019	26,250
2020	8,937
2021	46,010
Thereafter	155,261
Total	$256,152
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
The Company made no contributions for the years ended December 31, 2016, 2015 and 2014.
Evercore Europe Defined Contribution Benefit Plan – Evercore Partners Limited ("Evercore Europe") established the Evercore Partners Limited Group Personal Pension Plan (the "Evercore Europe Plan"), a defined contribution benefit plan, in November 2006 for Evercore Europe employees and members.
The Evercore Europe Plan, for employees starting between November 2006 and July 2011, has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue, the Inland Revenue Service in the United Kingdom. Evercore Europe employees must have elected to participate in the plan prior to July 2011, and Evercore Europe has a minimum annualized contribution of 15% to 50% of an employee's salary for all the employees who participated, depending on the respective employee's level within the Company. These employees are also eligible to contribute up to 10% of their salary to the Evercore Europe Plan and under the terms of the Evercore Europe Plan, if an employee contributes a minimum of 7.5% to 10% of their salary to the plan, Evercore Europe must make a matching contribution of 5% to 10% of the employee's salary depending on the employee's level within the Company.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Evercore Europe Plan, for employees starting after July 2011, has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue. Evercore Europe has a minimum annualized contribution of 17.5% of an employee's salary. Employees are also eligible to contribute a percentage of their salary to the Evercore Europe Plan; however, any contribution made does not entitle them to a matching contribution from Evercore Europe.
The Company made contributions to the Evercore Europe Plan of $3,524, $3,808 and $4,167 for the years ended December 31, 2016, 2015 and 2014, respectively.
ISI U.K Personal Pension Plan – For employees of ISI U.K., a personal pension plan is available for all employees to contribute a percentage of their salary. The Company will contribute up to 5% of an employee's salary. The Company made contributions to the ISI U.K. Personal Pension Plan of $82 for the year ended December 31, 2016.
Note 14 – Evercore Partners Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on January 30, 2017, a quarterly cash dividend of $0.34 per share, to the holders of record of Class A Shares as of February 24, 2017, which will be paid on March 10, 2017. During the year ended December 31, 2016, the Company declared and paid dividends of $1.27 per share, totaling $51,558. During the year ended December 31, 2015, the Company declared and paid dividends of $1.15 per share, totaling $46,326.
Treasury Stock – During the year ended December 31, 2016, the Company purchased 1,087 Class A Shares primarily from employees at values ranging from $44.30 to $70.65 per share (at an average cost per share of $47.63), primarily for the net settlement of stock-based compensation awards, and 2,388 net Class A Shares at market values ranging from $44.59 to $52.74 per share (at an average cost per share of $48.21) pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $167,241 on the Company's Consolidated Statement of Financial Condition as of December 31, 2016. During the year ended December 31, 2015, the Company purchased 996 Class A Shares primarily from employees at values ranging from $47.56 to $59.02 per share (at an average cost per share of $50.92), primarily for the net settlement of stock-based compensation awards, and 4,471 net Class A Shares at market values ranging from $47.10 to $57.03 per share (at an average cost per share of $51.82) pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $283,283 on the Company's Consolidated Statement of Financial Condition as of December 31, 2015.
LP Units – During the year ended December 31, 2016, 532 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $5 and $16,242, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2016. During the year ended December 31, 2015, 586 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $6 and $12,833, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2015.
During the year ended December 31, 2015, the Company purchased 26 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $353 and a decrease to Additional Paid-In Capital of $770, on the Company's Consolidated Statement of Financial Condition as of December 31, 2015.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2016, Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,828) and ($44,268), respectively.
Note 15 – Noncontrolling Interest
Noncontrolling Interest recorded in the consolidated financial statements of the Company relates to a 14% interest in Evercore LP, a 38% interest in Evercore Wealth Management ("EWM"), a 39% interest in Evercore Private Capital Advisory L.P. ("PCA"), a 28% interest in ECB (through January 29, 2016, the date all of the noncontrolling interest was repurchased by the Company), a 34% equity interest in Atalanta Sosnoff (through December 31, 2015, the date it was deconsolidated), a 38% interest in Institutional Equities (through October 31, 2014, the date all of the noncontrolling interest was repurchased by the Company) and other private equity partnerships (through September 30, 2016, the date the Company deconsolidated its Mexican Private Equity business). The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the years ended December 31, 2016, 2015 and 2014 were as follows:

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2016	2015	2014
Beginning balance	$202,664	$160,952	$60,577

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	40,984	14,827	20,497
Other comprehensive income (loss)	(3,737)	(3,886)	(2,608)
Total comprehensive income	37,247	10,941	17,889

Evercore LP Units Purchased or Converted into Class A Shares	(16,480)	(12,012)	(11,686)
Amortization and Vesting of LP Units/Interests	81,392	82,734	3,593
Issuance of Noncontrolling Interest for Acquisitions and Investments	—	—	72,344

Other Items:
Distributions to Noncontrolling Interests	(38,154)	(23,723)	(10,655)
Deconsolidation of Atalanta Sosnoff	—	(16,090)	—
Net Reclassification to/from Redeemable Noncontrolling Interest	—	—	27,477
Issuance of Noncontrolling Interest	885	594	2,449
Purchase of Noncontrolling Interest	(5,225)	—	—
Deconsolidation of GCP III	(5,808)	—	—
Other, net	(488)	(732)	(1,036)
Total other items	(48,790)	(39,951)	18,235

Ending balance	$256,033	$202,664	$160,952
Other Comprehensive Income - Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($699), ($1,083) and ($981) for the years ended December 31, 2016, 2015 and 2014, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($3,038), ($2,803) and ($1,627) for the years ended December 31, 2016, 2015 and 2014, respectively.
Interests Purchased - On January 29, 2016, the Company purchased, at fair value, all of the noncontrolling interest in ECB for $6,482 resulting in a decrease to Noncontrolling Interest of $5,225 and a decrease to Additional Paid-In Capital of $1,257, on the Company's Consolidated Statement of Financial Condition for the year ended December 31, 2016.
During the year ended December 31, 2016, the Company purchased 5 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $235 on the Company's Consolidated Statement of Financial Condition as of December 31, 2016.
During the year ended December 31, 2015, the Company purchased 26 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $353 and a decrease to Additional Paid-In Capital of $770, on the Company's Consolidated Statement of Financial Condition as of December 31, 2015.
In May 2014, the Company purchased 3 units, or 22%, of the aggregate amount of the outstanding EWM Class A units held by members of EWM for 119 Class A Shares and 11 LP Units of the Company, at a fair value of $7,100. This transaction resulted in an increase in the Company's ownership in EWM to 62%. In conjunction with this purchase, the Company amended the Amended and Restated Limited Liability Company Agreement of EWM. Per the amended agreement, the holders of certain EWM interests no longer have the option to redeem these capital interests for cash upon the event of the death or disability of the holder. Accordingly, the value of these interests had been reclassified from Redeemable Noncontrolling Interest to Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2014. The above transactions had the effect of reducing Redeemable Noncontrolling Interest and Treasury Stock by $34,577 and $3,856, respectively, and increasing Noncontrolling Interest and Additional Paid-In-Capital by $27,477 and $3,244, respectively, at June

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

30, 2014. These interests were reflected at their fair value of $34,577 within Redeemable Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition at March 31, 2014. Changes in the fair value of these redeemable noncontrolling interests resulted in a decrease to Additional Paid-In-Capital of $4,116 for the year ended December 31, 2014.
GCP III - On July 19, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco. Upon the closing of this transaction, which occurred on September 30, 2016, the Company deconsolidated the noncontrolling interest in GCP III of $5,808. See Note 4 for further information.
Atalanta Sosnoff - On December 31, 2015, the Company deconsolidated the assets and liabilities of Atalanta Sosnoff, as well as its related redeemable noncontrolling interests. See Note 4 for further information.
ISI Transaction - The value of the Class E LP Units exchanged as consideration for the Company's acquisition of the operating businesses of ISI, as well as the value of Class E LP Units exchanged for the interest in its Institutional Equities business it did not own, resulted in an increase to Noncontrolling Interest of $68,835 as of December 31, 2014. Further, the purchase of the remaining noncontrolling interest in the Institutional Equities business, including the portion exchanged for cash, resulted in a reduction of Additional Paid-In-Capital of $17,307 for the year ended December 31, 2014. Further, the Company's acquisition of a small advisory boutique firm resulted in an increase in Noncontrolling Interest of $3,509 as of December 31, 2014.
Other - In addition, Noncontrolling Interest was reduced and Additional Paid-In-Capital was increased by the net effect of $1,124 as of December 31, 2014, reflecting other adjustments resulting from changes in ownership in the Company's subsidiaries.
Note 16 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the years ended December 31, 2016, 2015 and 2014 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2016	2015	2014
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$107,528	$42,863	$86,874
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,220	37,161	35,827
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$2.74	$1.15	$2.42
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$107,528	$42,863	$86,874
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$107,528	$42,863	$86,874
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,220	37,161	35,827
Assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,065	2,162	2,723
Shares that are contingently issuable (b)	2,908	1,747	88
Assumed conversion of Warrants issued (c)	—	2,629	3,205
Diluted weighted average Class A Shares outstanding	44,193	43,699	41,843
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$2.43	$0.98	$2.08

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the years ended December 31, 2016, 2015 and 2014, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,397, 6,606 and 5,161 for the years ended December 31, 2016, 2015 and 2014, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $18,196, $7,697 and $12,912 for the years ended December 31, 2016, 2015 and 2014, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

(b)
At December 31, 2016 and 2015, the Company has outstanding Class G and H LP Interests which are contingently exchangeable into Class E LP Units, and ultimately Class A Shares, as well as outstanding Class I-P Units which are contingently exchangeable into Class I LP Units, and ultimately Class A Shares, as they are subject to certain performance

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

thresholds being achieved. See Note 17 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, the Company's Class G and H LP Interests and Class I-P LP Units will be included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that will be included in diluted weighted average Class A Shares outstanding will be based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Interests/Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted EPS were 2,908 and 1,747 for the years ended December 31, 2016 and 2015, respectively.

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
Note 17 – Share-Based and Other Deferred Compensation
Acquisition-related LP Units
Equities business - In conjunction with the acquisition of the operating businesses of ISI in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that were unvested and vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested. The units will become exchangeable into Class A Shares of the Company subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $21,077, $21,425 and $3,399 for the years ended December 31, 2016, 2015 and 2014, respectively.
In October 2016 and 2015, 224 and 233 Class E LP Units vested, respectively.
The Company also issued 538 vested and 540 unvested Class G LP Interests, which vest ratably on February 15, 2016, 2017 and 2018, and 2,044 vested and 2,051 unvested Class H LP Interests, which will vest ratably on February 15, 2018, 2019 and 2020. The Company's vested Class G and Class H LP Interests will become exchangeable into Class A Shares of the Company subject to the achievement of certain performance targets. The Company's vested Class G LP Interests become exchangeable in February 2016, 2017 and 2018 if certain earnings before interest and taxes, excluding underwriting, ("Management Basis EBIT") margin thresholds within a range of 12% to 16%, are achieved for the calendar year preceding the date the interests become exchangeable. The Company's vested Class H LP Interests will become exchangeable in February 2018, 2019 and 2020 if certain average Management Basis EBIT and Management Basis EBIT margin thresholds, within ranges of $8,000 to $48,000 and 7% to 17%, respectively, are achieved for the three calendar years preceding the date the interests become exchangeable. In the event of death, disability or termination of employment without cause, unvested Class G and H LP Interests will be canceled or may vest based on determination of expected performance, based on a decision by Management.
In February 2017 and 2016, 368 and 371 Class G LP Interests achieved their performance targets and were converted to the same number of Class E LP Units, respectively.
Based on Evercore ISI's results for the year ended December 31, 2016, the Company determined that the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was probable at December 31, 2016. This determination assumes a Management Basis EBIT margin of 16.1% and an annual Management Basis EBIT of $39,634 being achieved over the remaining performance period for Evercore ISI which would result in 3,610 Class G and H LP Interests vesting and becoming exchangeable into Class E LP Units. For the year ended December 31, 2015, the Company had determined that the achievement of certain of the remaining performance thresholds for the Class G and H LP Interests was probable and assumed a Management Basis EBIT margin of 15.2% and an annual Management Basis EBIT of $34,395 being achieved over the performance period for Evercore ISI. Accordingly, $59,357 and $61,111 of expense was recorded for the years ended December 31, 2016 and 2015, respectively, for the Class G and H LP Interests.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Assuming the maximum thresholds for the Class G and H LP Interests were considered probable of achievement at December 31, 2016, an additional $34,969 of expense would have been incurred for the year ended December 31, 2016 and the remaining expense to be accrued over the future vesting period extending from January 1, 2017 to February 15, 2020 would be $110,457. In that circumstance, the total number of Class G and H LP Interests that would vest and become exchangeable to Class E LP Units would be 4,939. Conversely, the life to date actual accrued expense related to unvested Class G and H LP Interests as of December 31, 2016 was $86,984, which would be reversed if the actual performance falls below, or is deemed probable of falling below, the minimum thresholds prior to vesting.
The following tables summarize activity related to the Acquisition-related Awards for the Company's equities business during the year ended December 31, 2016. In these tables, awards whose performance conditions have not yet been achieved are reflected as unvested:

	Class E LP Units
	Number of Units	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2016	771	$39,525
Granted	4	203
Modified	—	—
Forfeited	(5)	(270)
Vested/Performance Achieved	(389)	(19,755)
Unvested Balance at December 31, 2016	381	$19,703

	Class G LP Interests		Class H LP Interests
	Number of Interests	Grant Date Weighted Average Fair Value	Number of Interests	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2016	1,075	$55,623	4,083	$211,365
Granted	6	308	33	1,752
Modified	—	—	—	—
Forfeited	(6)	(303)	(33)	(1,729)
Vested/Performance Achieved	(364)	(18,811)	(37)	(1,933)
Unvested Balance at December 31, 2016	711	$36,817	4,046	$209,455
As of December 31, 2016, the total compensation cost not yet recognized related to these Acquisition-related Awards, including awards which are subject to performance conditions, was $162,379. The weighted-average period over which this compensation cost is expected to be recognized is 26 months.
Other Acquisition Related
Lexicon - During 2011, in connection with the acquisition of The Lexicon Partnership LLP ("Lexicon"), the Company committed to issue 1,883 restricted Class A Shares, including dividend equivalent units, ("Lexicon Acquisition-related Awards") and deferred cash consideration. Compensation expense related to Lexicon Acquisition-related Awards and deferred cash consideration was $1,237 and $301, respectively, for the year ended December 31, 2015, and $5,255 and $1,626, respectively, for the year ended December 31, 2014.
As of December 31, 2015, all Lexicon Acquisition-related Awards were fully vested and all compensation costs related to Lexicon Acquisition-related Awards and deferred cash consideration were recognized.
Stock Incentive Plans
In 2006 the Company's stockholders and board of directors adopted the Evercore Partners Inc. 2006 Stock Incentive Plan. The total number of Class A Shares which could be issued under this plan was 20,000. During the second quarter of 2013, the Company's stockholders approved the Amended and Restated 2006 Evercore Partners Inc. Stock Incentive Plan (the "2006

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Plan"). The amended and restated plan, among other things, authorized an additional 5,000 shares of the Company's Class A Shares. As of December 31, 2015, the total shares available to be granted in the future under the 2006 Plan was 2,865.
During the second quarter of 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan (the "2016 Plan"), which replaced the 2006 Plan. The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The plans permit the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the plans. Class A Shares underlying any award granted under the plans that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 9,906 as of December 31, 2016.
The Company also grants dividend equivalents, in the form of unvested RSU awards, concurrently with the payment of dividends to the holders of Class A Shares, on all unvested RSU grants awarded in conjunction with annual bonuses as well as new hire awards granted after April 2012. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
The Company had 61 RSUs which were fully vested but not delivered as of December 31, 2016.
Equity Grants
2016 Equity Grants. During 2016, pursuant to the 2006 Plan and 2016 Plan, the Company granted employees 3,144 RSUs that are Service-based Awards. The Company also granted 900 RSUs during 2016 in conjunction with the appointment of the Executive Chairman, which are Service-based Awards granted outside of the 2016 Plan in reliance on the employment inducement exception provided under § 303A.08 of the NYSE Listed Company Manual. See "Executive Chairman" below for further information.
Service-based Awards granted during 2016 had grant date fair values of $44.30 to $70.65 per share. During 2016, 2,609 Service-based Awards vested and 181 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $125,990 for the year ended December 31, 2016.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2016:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2016	5,634	$261,603
Granted	4,044	208,833
Modified	—	—
Forfeited	(181)	(8,758)
Vested	(2,609)	(115,230)
Unvested Balance at December 31, 2016	6,888	$346,448
As of December 31, 2016, the total compensation cost related to unvested Service-based Awards not yet recognized was $233,420. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 31 months.
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
Executive Chairman
In November 2016, in conjunction with the appointment of the Executive Chairman, the Company issued the following awards:
The Company granted a restricted cash award with a target payment amount of $35,000, of which $11,000 is scheduled to vest on March 1, 2019 and $6,000 is scheduled to vest on each of the first four anniversaries of March 1, 2019, provided that the Executive Chairman continues to remain employed through each such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a six month prior written notice requirement) or a change in control. The Company has the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award. Compensation expense related to this award was $568 for the year ended December 31, 2016.
The Company granted 900 RSUs with a grant date fair value of $65.38 per share, of which 18% vested on December 31, 2016 and were fully expensed during the year ended December 31, 2016. An additional 14% of these RSUs vest on each of March 1, 2018, 2019, 2020 and 2021, and 26% on March 1, 2022, provided that the Executive Chairman continues to remain employed through the applicable vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These awards will be expensed ratably over the remaining vesting period. Compensation expense, included in compensation expense related to Service-based Awards above, related to this award was $10,591 for the year ended December 31, 2016.
The Company issued 400 Class I-P Units of Evercore LP. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days. The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $544 for the year ended December 31, 2016.
Deferred Cash Program
The Company's deferred compensation program provided participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. The Company granted $41,147, $3,926 and $9,153 of deferred cash awards pursuant to the deferred compensation program during 2016, 2012 and 2011, respectively. Compensation expense related to this deferred compensation program was $14,936, $1,476 and $3,683 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the total compensation cost related to the deferred compensation program not yet recognized was $29,916. The weighted-average period over which this compensation cost is expected to be recognized is 38 months.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2013. These awards, which aggregate $50,098 of liabilities on the Consolidated Statement of Financial Condition as of December 31, 2016, will be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2017, 2018 and 2019, subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $35,258, $6,192 and $5,700 for the years ended December 31, 2016, 2015 and 2014, respectively.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $19,625, $14,564 and $13,851 for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining unamortized amount of these awards was $32,845 as of December 31, 2016.
Other
The total income tax benefit related to share-based compensation arrangements recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 was $44,209, $36,755 and $34,375, respectively.
In conjunction with the restructuring of our investment in Atalanta Sosnoff, the Company incurred expense included in Special Charges of $6,333 related to the conversion of certain of Atalanta Sosnoff's profits interests to equity, resulting in an increase to Additional Paid-In-Capital of $6,333 for the year ended December 31, 2015.
During the first quarter of 2017, as part of the 2016 bonus awards, the Company granted to certain employees approximately 2,500 unvested RSUs pursuant to the 2016 Plan. These awards will generally vest over four years.
Separation Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $6,820, $6,766 and $5,671 for the years ended December 31, 2016, 2015 and 2014, respectively. In conjunction with these arrangements, the Company distributed cash payments of $3,622, $3,805 and $3,415 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also granted separation benefits to certain employees, resulting in expense included in Special Charges of approximately $1,863 and $3,372 for the years ended December 31, 2015 and 2014, respectively. In conjunction with these arrangements, the Company distributed cash payments of $487 and $238 for the years ended December 31, 2015 and 2014, respectively. See Note 5 for further information.
Note 18 – Commitments and Contingencies
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2025. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $33,405, $34,180 and $27,375 for the years ended December 31, 2016, 2015 and 2014, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $5,387 and $5,086, which are secured by cash and included in Other Assets on the Consolidated Statements of Financial Condition as of December 31, 2016 and 2015, respectively.
The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $2,449, $1,990 and $1,640 for the years ended December 31, 2016, 2015 and 2014, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Consolidated Statements of Operations.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2016, the approximate aggregate minimum future payments required on the operating leases are as follows:

2017	$33,335
2018	32,677
2019	32,105
2020	30,241
2021	27,299
Thereafter	36,036
Total	$191,693
Private Equity – As of December 31, 2016, the Company had unfunded commitments for capital contributions of $4,624 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
On February 11, 2010, the Company announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic and to collaborate on the future growth of Trilantic's business. See Note 9 for further information.
Under the terms of the acquisition agreement for Protego Casa de Bolsa, S.A. de C.V., the Company is obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. Beginning in 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of December 31, 2016, the Company recorded Goodwill of $10,523 pursuant to this agreement. The carrying value of the Company's investment in the Discovery Fund is $7,463 at December 31, 2016. See Note 9 for further information.
Lines of Credit
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The intra-day facility has a maximum aggregate principal amount of approximately $9,700 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
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
On June 24, 2016, East entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. Drawings under this facility bear interest at the prime rate. The facility matures on June 23, 2017, subject to an extension agreed to between East and PNC. On February 2, 2017, East drew down $30,000 on this facility.
Tax Receivable Agreements - As of December 31, 2016, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $186,310. The Company expects to pay to the counterparties to the Tax Receivable

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Agreements $12,201 within one year or less, $24,554 in one to three years, $26,792 in three to five years and $122,763 after five years.
Other Commitments
During the first quarter of 2015, in conjunction with the Company entering into a strategic alliance with Luminis, the Company committed to loan Luminis $5,500. The Company paid Luminis $3,500 pursuant to the loan agreement during the year ended December 31, 2015. In December 2016, the Company gave notice of its intent to exercise its call option to purchase a 19% interest in Luminis. As consideration for this transaction, the Company converted the $3,500 loan issued to Luminis and transferred an additional $2,000 of cash during December 2016. Accordingly, the Company recorded $5,500 in Other Assets on the Company's Consolidated Statement of Financial Condition as of December 31, 2016. This transaction closed on January 1, 2017 and will be accounted for under the equity method of accounting going forward.
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At December 31, 2016, the Company had a remaining commitment for contingent consideration related to its acquisition of Protego in 2006, as well as commitments related to its acquisition of a boutique advisory business in 2014 and its acquisition of Kuna & Co. KG in 2015.
Contingencies
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
On September 19, 2016, EGL was named as a defendant in the First Amended and Supplemented Verified Class Action Complaint (the "Complaint"), filed in the Chancery Court of the State of Delaware in a case entitled City of Daytona Beach Police and Fire Pension Fund v. ExamWorks Group, Inc., et al. (C.A. No. 12481-VCL). The Complaint was brought on behalf of a purported class consisting of all ExamWorks common stockholders and purports to assert a claim against EGL for aiding and abetting breaches of fiduciary duties by ExamWorks officers and directors in connection with a merger transaction between ExamWorks and affiliates of Leonard Green & Partners, L.P. that was agreed to on April 26, 2016 and consummated on July 27, 2016. The Complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. EGL intends to vigorously defend the case, and is indemnified for legal expenses (including reasonable attorney's fees) and other liabilities, except in certain cases involving gross negligence, bad faith or willful misconduct.
Note 19 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of December 31, 2016 and 2015 was $119,644 and $79,019, respectively, which exceeded the minimum net capital requirement by $119,394 and $78,769, respectively.
On December 31, 2015, the operations of International Strategy & Investment Group L.L.C. were transferred to EGL.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2016.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC's operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of December 31, 2016.
Note 20 – Income Taxes
As a result of the Company's formation and IPO, collectively referred to as the reorganization, the operating business entities of the Company were restructured and a portion of the Company's income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2016 and 2015 were $27,321 and $20,886, respectively.
The following table presents the U.S. and non-U.S. components of Income before income tax expense:

	For the Years Ended December 31,
	2016	2015	2014
U.S.	$204,920	$81,157	$124,747
Non-U.S.	21,911	38,736	30,883
Income before Income Tax Expense (a)	$226,831	$119,893	$155,630

(a)	Net of Noncontrolling Interest.
The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 consist of:

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$79,596	$56,064	$33,814
Foreign	10,832	9,798	10,513
State and Local	18,832	14,795	10,114
Total Current	109,260	80,657	54,441
Deferred:
Federal	11,510	(1,196)	15,104
Foreign	(1,439)	659	(3,080)
State and Local	(28)	(3,090)	2,291
Total Deferred	10,043	(3,627)	14,315
Total	$119,303	$77,030	$68,756
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31, 2016, 2015 and 2014 is as follows:

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2016	2015	2014
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Increase Due to State and Local Taxes	4.8%	7.0%	6.0%
Rate Benefits as a Limited Liability Company/Flow Through	(5.9)%	(5.9)%	(4.2)%
Foreign Taxes	0.7%	1.5%	0.4%
Non-Deductible Expenses (1)	9.9%	19.9%	1.1%
Valuation Allowances	—%	—%	0.9%
Other Adjustments	—%	(0.3)%	(0.2)%
Effective Income Tax Rate	44.5%	57.2%	39.0%

(1)	Primarily related to non-deductible share-based compensation expense.
Undistributed earnings of certain foreign subsidiaries totaled approximately $6,531 as of December 31, 2016. Deferred taxes have not been provided on the undistributed earnings of certain foreign subsidiaries, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. As of December 31, 2016, unrecognized net deferred tax liability attributable to those reinvested earnings would have aggregated approximately $1,965. In the event that such amounts were ever remitted, loaned to the Company, or if the stock in the foreign subsidiary was sold, these earnings could become subject to U.S. Federal tax and an income tax provision, if any, would be recognized at that time.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Deferred Tax Assets:
Depreciation and Amortization	$31,475	$29,498
Compensation and Benefits	54,410	35,120
Step up in tax basis due to the exchange of LP Units for Class A Shares	202,257	215,827
Other	44,065	38,349
Total Deferred Tax Assets	$332,207	$318,794
Deferred Tax Liabilities:
Goodwill, Intangible Assets and Other	$25,273	$19,169
Total Deferred Tax Liabilities	$25,273	$19,169
Net Deferred Tax Assets Before Valuation Allowance	$306,934	$299,625
Valuation Allowance	(1,510)	(1,510)
Net Deferred Tax Assets	$305,424	$298,115
The increase in net deferred tax assets from December 31, 2015 to December 31, 2016 was primarily attributable to a net increase of $19,290 in compensation and benefits, associated with the increased compensation costs of the Long-term Incentive Plan and Deferred Cash Program.
During 2016, the LP holders exchanged for Class A Shares and the Company purchased 537 Class A and Class E LP Units, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. The exchange of Class E LP Units resulted in a $5,821 step-up in the tax basis of the tangible and intangible assets of Evercore LP and a corresponding increase to Additional Paid-In-Capital on the Company's Consolidated Statement of Financial Condition as of December 31, 2016. Further, the exchange of 26 of such Class A LP Units triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $784, $666 and $118, respectively, on the Company's Consolidated

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Statement of Financial Condition as of December 31, 2016. See Note 14 for further discussion. This amount was offset by a $14,354 reduction in deferred tax assets related to the 2016 amortization of the tax basis in the tangible and intangible assets of Evercore LP.
Additionally, the increase in net deferred tax assets from December 31, 2015 to December 31, 2016 was also attributable to an increase of $1,977 related to the depreciation of fixed assets and amortization of intangible assets.
There was a net increase of $6,104 in the deferred tax liabilities from December 31, 2015 to December 31, 2016, primarily related to the increase in the amount of employee cash awards.
The Company reported an increase in deferred tax assets of $688 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $9,347 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2016. The Company reported an increase in deferred tax assets of $455 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $8,492 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2015.
The Company's affiliates generated approximately $5,054 of NYC unincorporated business tax credit carryforwards, which are set to expire in 2017. Management has weighed both the positive and negative evidence and determined that it was appropriate to establish a valuation allowance of $1,510, on the amount of credits that are not expected to be realized.
A reconciliation of the changes in tax positions for the years ended December 31, 2016, 2015 and 2014 is as follows:

	December 31,
	2016	2015	2014
Beginning unrecognized tax benefit	$—	$—	$624
Additions for tax positions of prior years	—	—	276
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	—	—	(98)
Decrease due to settlement with Taxing Authority	—	—	(802)
Ending unrecognized tax benefit	$—	$—	$—
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company did not recognize any interest and penalties during the years ended December 31, 2016 and 2015.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company and its affiliates are currently under examination by New York City for tax years 2011 through 2014. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2012.
Note 21 – Concentrations of Credit Risk
Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, foreign government obligations and receivables from clients. The Company has placed substantially all of its Cash and Cash Equivalents in interest-bearing deposits in U.S. commercial banks and U.S. investment banks that meet certain rating and capital requirements. The Company's foreign subsidiaries maintain substantially all of their Cash and Cash Equivalents in interest bearing accounts at large commercial banking institutions domiciled in their respective countries of operation. Concentrations of credit risk are limited due to the quality of the Company's clients.
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

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2016, the Company has securities purchased under agreements to resell of $12,585 for which the Company has received collateral with a fair value of $12,601. Additionally, the Company has securities sold under agreements to repurchase of $31,150, for which the Company has pledged collateral with a fair value of $31,155. The Company has established risk management procedures to monitor the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to provide coverage for probable losses from customer receivables and derives the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. At December 31, 2016 and 2015 total receivables amounted to $230,522 and $175,497, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $2,261, $1,314 and $1,027 for the years ended December 31, 2016, 2015 and 2014, respectively.
With respect to the Company's Marketable Securities portfolio, which is comprised of highly-rated corporate and municipal bonds, exchange traded funds, mutual funds and equity securities, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2016, the Company had Marketable Securities of $66,487, of which 60% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+, and 40% were equity securities, exchange traded funds and mutual funds.
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards, which include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. See Note 17 for further information.
Note 22 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On September 30, 2016, the Company deconsolidated the assets and liabilities of its Mexican Private Equity business, which was in the Investment Management segment (see Note 4 for further information). On December 31, 2015, the Company deconsolidated the assets and liabilities of Atalanta Sosnoff, which was in the Investment Management segment, and accounted for its interest as an equity method investment from that date forward. On October 31, 2014, the Company acquired the operating businesses of ISI, which is included in the Investment Banking segment.
The Company's segment information for the years ended December 31, 2016, 2015 and 2014 is prepared using the following methodology:

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
Each segment's Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities.

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

•	Other Acquisition Related Compensation Charges - Includes compensation charges in 2015 and 2014 associated with deferred consideration, retention awards and related compensation for Lexicon employees.

•
Special Charges - Includes an expense in 2016 related to an impairment charge associated with the Company's investment in Atalanta Sosnoff. Expenses in 2015 primarily related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and charges related to the restructuring of the Company's investment in Atalanta Sosnoff, primarily related to the conversion of certain of Atalanta Sosnoff's profits interests held by management to equity interests. Special Charges for 2015 also include separation benefits and costs associated with the termination of certain contracts within the Company's Evercore ISI business, as well as the finalization of a matter associated with the wind-down of the Company's U.S. Private Equity business. Special Charges in 2014 primarily related to separation benefits and certain exit costs related to combining the equities business upon the ISI acquisition during 2014 and a provision recorded in 2014 against contingent consideration due on the 2013 disposition of Pan.

•	Professional Fees - Includes expense associated with share based awards resulting from increases in the share price, which is required upon change in employment status.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, as well as the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015 and costs related to transitioning ISI's infrastructure in 2015.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company's acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
The following information presents each segment's contribution.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2016	2015	2014
Investment Banking
Net Revenues (1)	$1,363,859	$1,130,915	$819,637
Operating Expenses	1,020,327	869,301	632,927
Other Expenses (2)	92,172	108,739	25,109
Operating Income	251,360	152,875	161,601
Income from Equity Method Investments	1,370	978	495
Pre-Tax Income	$252,730	$153,853	$162,096
Identifiable Segment Assets	$1,302,351	$1,097,373	$934,648
Investment Management
Net Revenues (1)	$76,193	$92,358	$96,221
Operating Expenses	57,379	77,231	86,547
Other Expenses (2)	9,000	39,332	328
Operating Income (Loss)	9,814	(24,205)	9,346
Income from Equity Method Investments	5,271	5,072	4,685
Pre-Tax Income (Loss)	$15,085	$(19,133)	$14,031
Identifiable Segment Assets	$359,995	$381,798	$511,908
Total
Net Revenues (1)	$1,440,052	$1,223,273	$915,858
Operating Expenses	1,077,706	946,532	719,474
Other Expenses (2)	101,172	148,071	25,437
Operating Income	261,174	128,670	170,947
Income from Equity Method Investments	6,641	6,050	5,180
Pre-Tax Income	$267,815	$134,720	$176,127
Identifiable Segment Assets	$1,662,346	$1,479,171	$1,446,556

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2016	2015	2014
Investment Banking (A)	$(239)	$(2,945)	$(1,722)
Investment Management (B)	386	(2,771)	(2,530)
Total Other Revenue, net	$147	$(5,716)	$(4,252)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $9,578, $6,041 and $4,470 for the years ended December 31, 2016, 2015 and 2014, respectively.

(B)
Investment Management Other Revenue, net, includes interest expense on the Notes Payable and the line of credit of $670, $3,576 and $3,770 for the years ended December 31, 2016, 2015 and 2014, respectively.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$80,846	$83,673	$3,399
Other Acquisition Related Compensation Charges	—	1,537	7,939
Special Charges	—	2,151	4,893
Professional Fees	—	—	1,672
Acquisition and Transition Costs	(692)	4,879	4,712
Fair Value of Contingent Consideration	1,107	2,704	—
Intangible Asset and Other Amortization	10,911	13,795	2,494
Total Investment Banking	92,172	108,739	25,109
Investment Management
Special Charges	8,100	38,993	—
Acquisition and Transition Costs	791	11	—
Intangible Asset and Other Amortization	109	328	328
Total Investment Management	9,000	39,332	328
Total Other Expenses	$101,172	$148,071	$25,437
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Years Ended December 31,
	2016	2015	2014
Net Revenues: (1)
United States	$1,056,796	$900,672	$608,631
Europe and Other	338,285	287,884	248,815
Latin America	44,824	40,433	62,664
Total	$1,439,905	$1,228,989	$920,110
(1) Excludes Other Revenue and Interest Expense.
The Company's total assets are located in the following geographical areas:

	December 31,
	2016	2015
Total Assets:
United States	$1,376,101	$1,135,570
Europe and Other	190,380	221,358
Latin America	95,865	122,243
Total	$1,662,346	$1,479,171

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 23 – Evercore Partners Inc. (Parent Company Only) Financial Statements
EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2016	2015
ASSETS
Equity Investment in Subsidiary	$598,279	$534,258
Deferred Tax Asset	291,827	287,281
Goodwill	15,236	15,236
TOTAL ASSETS	$905,342	$836,775
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Payable to Related Party	$12,201	$11,638
Taxes Payable	21,341	14,761
Other Current Liabilities	2,296	538
Total Current Liabilities	35,838	26,937
Amounts Due Pursuant to Tax Receivable Agreement	174,109	186,036
Long-term Debt - Notes Payable	168,097	119,250
TOTAL LIABILITIES	378,044	332,223
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 58,292,567 and 55,249,559 issued at December 31, 2016 and 2015, respectively, and 39,190,856 and 39,623,271 outstanding at December 31, 2016 and 2015, respectively)	582	552
Class B, par value $0.01 per share (1,000,000 shares authorized, 24 and 25 issued and outstanding at December 31, 2016 and 2015, respectively)	—	—
Additional Paid-In-Capital	1,368,122	1,210,742
Accumulated Other Comprehensive Income (Loss)	(50,096)	(34,539)
Retained Earnings (Deficit)	20,343	(27,791)
Treasury Stock at Cost (19,101,711 and 15,626,288 shares at December 31, 2016 and 2015, respectively)	(811,653)	(644,412)
TOTAL STOCKHOLDERS' EQUITY	527,298	504,552
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$905,342	$836,775

See notes to parent company only financial statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
REVENUES
Interest Income	$8,385	$7,818	$8,341
TOTAL REVENUES	8,385	7,818	8,341
Interest Expense	8,385	7,818	8,341
NET REVENUES	—	—	—
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	—	—	—
Equity in Income of Subsidiary	209,841	103,931	141,612
Provision for Income Taxes	102,313	61,068	54,738
NET INCOME	$107,528	$42,863	$86,874
See notes to parent company only financial statements.

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE PARTNERS INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$107,528	$42,863	$86,874
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Undistributed Income of Subsidiary	(209,841)	(103,931)	(141,612)
Deferred Taxes	12,453	(1,685)	(15,887)
Accretion on Long-term Debt	180	1,603	2,000
(Increase) Decrease in Operating Assets:
Other Assets	—	3,402	3,255
Increase (Decrease) in Operating Liabilities:
Taxes Payable	6,580	14,761	—
Net Cash Provided by (Used in) Operating Activities	(83,100)	(42,987)	(65,370)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	84,658	82,703	105,600
Net Cash Provided by Investing Activities	84,658	82,703	105,600
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Evercore LP Units	—	—	(1,476)
Exercise of Warrants, Net	—	6,416	—
Payment of Notes Payable - Mizuho	(120,000)	—	—
Issuance of Notes Payable	170,000	—	—
Dividends	(51,558)	(46,132)	(38,754)
Net Cash Provided by (Used in) Financing Activities	(1,558)	(39,716)	(40,230)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of Year	—	—	—
CASH AND CASH EQUIVALENTS—End of Year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Dividend Equivalents Issued	$7,836	$6,514	$6,038
Exchange of Notes Payable as Consideration for Exercise of Warrants	$—	$118,347	$—
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
Note B – Significant Accounting Policies
Basis of Presentation. The Statements of Financial Condition, Operations and Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Equity in Income of Subsidiary. The Equity in Income of Subsidiary represents the Company's share of income from Evercore LP.
Note C – Stockholders' Equity
The Company is authorized to issue 1,000,000 shares of Class A common stock ("Class A Shares"), par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2016, the Company has issued 58,293 Class A Shares. The Company canceled one share of Class B common stock, which was held by a limited partner of Evercore LP during the twelve months ended December 31, 2016. During 2016, the Company purchased 1,087 Class A Shares primarily from employees at values ranging from $44.30 to $70.65 per share primarily for the net settlement of stock-based compensation awards and 2,388 net Class A Shares at market values ranging from $44.59 to $52.74 per share pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $167,241 on the Company's Statement of Financial Condition as of December 31, 2016. During the year ended December 31, 2016, the Company declared and paid dividends of $1.27 per share, totaling $51,558 which were wholly funded by the Company's sole subsidiary, Evercore LP. Dividends are paid and treasury shares are repurchased by a subsidiary of Evercore Partners Inc.
As discussed in Note 17 to the consolidated financial statements, both the Evercore LP partnership units and restricted stock units are exchangeable into Class A Shares on a one-for-one basis once vested.
Note D – Issuance of Notes Payable
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes (the "Private Placement Notes"), including: $38,000 aggregate principal amount of its 4.88% Series A senior notes due 2021, $67,000 aggregate principal amount of its 5.23% Series B senior notes due 2023, $48,000 aggregate principal amount of its 5.48% Series C senior notes due 2026 and $17,000 aggregate principal amount of its 5.58% Series D senior notes due 2028, pursuant to a note purchase agreement dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. on March 30, 2016 and used the remaining net proceeds for general corporate purposes. See Note 12 to the consolidated financial statements.
Note E – Commitments and Contingencies
As of December 31, 2016, as discussed in Note 12 to the consolidated financial statements, the Company estimates the contractual obligations related to the Private Placement Notes to be $237,019. Pursuant to the Private Placement Notes, we expect to make payments to the notes' holders of $8,937 within one year or less, $17,874 in one to three years, $54,947 in three to five years and $155,261 after five years.
As of December 31, 2016, as discussed in Note 18 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreements to be $186,310. The company expects to pay to the

EVERCORE PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

counterparties to the Tax Receivable Agreement $12,201 within one year or less, $24,554 in one to three years, $26,792 in three to five years and $122,763 after five years.

SUPPLEMENTAL FINANCIAL INFORMATION
(dollars in thousands, except per share data)
Consolidated Quarterly Results of Operations (unaudited)
The following represents the Company's unaudited quarterly results for the years ended December 31, 2016 and 2015. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net Revenues	$445,369	$386,314	$350,656	$257,713
Total Expenses	348,010	301,229	288,051	241,588
Income Before Income from Equity Method Investments and Income Taxes	97,359	85,085	62,605	16,125
Income from Equity Method Investments	2,512	1,178	1,664	1,287
Income Before Income Taxes	99,871	86,263	64,269	17,412
Provision for Income Taxes	39,913	38,980	30,676	9,734
Net Income	59,958	47,283	33,593	7,678
Net Income Attributable to Noncontrolling Interest	16,530	12,588	9,506	2,360
Net Income Attributable to Evercore Partners Inc.	$43,428	$34,695	$24,087	$5,318
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$1.11	$0.89	$0.61	$0.13
Diluted	$0.98	$0.79	$0.55	$0.12
Dividends Declared Per Share of Class A Common Stock	$0.34	$0.31	$0.31	$0.31

	For the Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net Revenues	$408,243	$308,951	$268,096	$237,983
Total Expenses	333,580	297,053	236,985	226,985
Income Before Income from Equity Method Investments and Income Taxes	74,663	11,898	31,111	10,998
Income from Equity Method Investments	2,016	929	1,998	1,107
Income Before Income Taxes	76,679	12,827	33,109	12,105
Provision for Income Taxes	46,703	7,392	16,723	6,212
Net Income	29,976	5,435	16,386	5,893
Net Income (Loss) Attributable to Noncontrolling Interest	9,374	(1,762)	5,622	1,593
Net Income Attributable to Evercore Partners Inc.	$20,602	$7,197	$10,764	$4,300
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Basic	$0.53	$0.20	$0.30	$0.12
Diluted	$0.45	$0.16	$0.26	$0.10
Dividends Declared Per Share of Class A Common Stock	$0.31	$0.28	$0.28	$0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rules 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in Internal Control - Integrated Framework" (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2016.
The Company's independent registered public accounting firm has issued its written attestation report on the Company's internal control over financial reporting, as included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Evercore Partners Inc.:
New York, New York
We have audited the internal control over financial reporting of Evercore Partners Inc. and subsidiaries (the "Company") as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 24, 2017

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
The Company posts its Code of Business Conduct and Ethics on the Corporate Governance webpage within the Investor Relations section of its website at http://ir.evercore.com under the link "Governance Documents." The Company's Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Executive Chairman, our Senior Chairman, our Chief Executive Officer and President, our Chief Financial Officer and our Principal Accounting Officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2016

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	6,223,422	—	9,905,545
Equity compensation plans not approved by shareholders(2)	738,000	—	—
Total	6,961,422	—	9,905,545

(1)	To date, we have issued RSUs which by their nature have no exercise price.

(2)
Reflects 738,000 RSUs granted to John S. Weinberg in connection with his employment with the Company as its Executive Chairman. The RSUs were awarded in reliance on the employment inducement exception provided under Section 303A.08 of the New York Stock Exchange Listed Company Manual. See Note 17 to our consolidated financial statements for more information.

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
Exhibit Index

Exhibit Number	Description

2.1	Deed, dated as of June 7, 2011, by and between Evercore Partners Inc. and the Sellers named therein, regarding the sale and purchase of The Lexicon Partnership LLP(15)

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(8)

4.1	Indenture between Evercore Partners Inc. and The Bank of New York Mellon, as trustee, dated as of August 28, 2008(7)

4.2	Warrant, dated as of August 28, 2008(7)

10.1	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.2	Registration Rights Agreement, dated as of August 10, 2006(2)

10.3	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.4	*Employment Agreement between the Registrant and Robert B. Walsh(4)

10.5	*Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.6	*Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.7	*Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.8	*Employment Agreement between the Registrant and Adam B. Frankel(1)

10.9	Form of Indemnification Agreement between the Registrant and each of its directors(1)

10.10	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.11	*Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006(6)

10.12	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(5)

10.13	* Amendment to Restricted Stock Unit Award Agreement with Adam B. Frankel(9)

10.14	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman(10)

10.15	Subscription Agreement between the Registrant and Ralph L. Schlosstein(11)

10.16	*Employment Agreement between the Registrant and Ralph L. Schlosstein(11)

10.17	Contribution and Exchange Agreement, dated February 11, 2010(12)

10.18
Purchase and Sale Agreement, dated as of March 4, 2010, by and among Evercore Partners Inc., Atalanta Sosnoff Capital LLC ("Atalanta Sosnoff"), Representative, LLC, in its capacity as the representative, the sellers and Martin T. Sosnoff(13)

10.19	Registration Rights Agreement, dated May 28, 2010(14)

10.20	Amended and Restated Limited Liability Partnership Deed In Relation to Evercore Partners International LLP and Lexicon Partnership LLP, dated August 19, 2011(16)

10.21
Purchase and Sale Agreement, dated as of November 11, 2011, by and among Evercore, the Company, the Representative, in its capacity as the representative and the Sellers, regarding the purchase of a non-controlling interest in ABS Investment Management, LLC(17)

10.22	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors(18)

10.23	*Employment Agreement between the Registrant and Andrew Sibbald(20)

10.24	*Restricted Stock Unit Award Agreement effective as of January 29, 2013 between Evercore Partners Inc. and Ralph L. Schlosstein(19)

10.25	*Amended and Restated Evercore Partners Inc. 2006 Stock Incentive Plan(21)

10.26	*2014 Form Restricted Stock Unit Award Agreement for U.S. Employees(22)

10.27	*2014 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(22)

10.28	*2014 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(22)

10.29
Contribution and Exchange Agreement, dated as of August 3, 2014, among ISI Holding, Inc., ISI Holding II, Inc., ISI Management Holdings LLC, ISI Holding, LLC, Edward S. Hyman, the holders of the Management Holdings management units set forth on Annex A thereto, Evercore LP, Evercore Partners Inc. and the Founder, solely in his capacity as the holders' representative(23)

10.30	*Employment Agreement between the Registrant and Edward S. Hyman(24)

10.31
$120,000,000 Term Loan and Guarantee Agreement among Evercore Partners Inc. as Borrower, The Guarantors from time to time Party Thereto, The Several Lenders from time to time Parties Thereto, and Mizuho Bank, Ltd., as Administrative Agent, Dated as of November 2, 2015(25)

10.32	Modification Agreement, dated as of January 15, 2016, between Evercore Partners Services East L.L.C., as borrower, and First Republic Bank, as lender(26)

10.33	Third Amended and Restated Promissory Note, dated as of January 15, 2016, made by Evercore Partners Services East L.L.C., as borrower(26)

10.34	*Cash Unit Award Agreement(27)

10.35	*Form Restricted Stock Unit Award Agreement for U.S. Employees(27)

10.36	Form of Note Purchase Agreement(28)

10.37	Loan Agreement, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(29)

10.38	Borrowing Base Rider, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(29)

10.39	Committed Line of Credit Note, dated as of June 24, 2016, made by Evercore Partners Services East L.L.C., as borrower(29)

10.40	*Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan(30)

10.41	Fifth Amended and Restated Limited Partnership Agreement of Evercore LP, effective as of November 15, 2016(31)

10.42	*Employment Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(31)

10.43	*Incentive Subscription Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(31)

10.44	*Restricted Stock Unit Award Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(31)

10.45	*Confidentiality, Non-Solicitation and Proprietary Information Agreement, dated as of November 15, 2016, by and between Evercore Partners Inc. and John S. Weinberg(31)

10.46	*2017 Form Restricted Stock Unit Award Agreement for U.S. Employees(filed herewith)

10.47	*2017 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(filed herewith)

10.48	*2017 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 16 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes In Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements (filed herewith)

(1)	Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(5)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(6)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(7)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(8)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 6, 2009.

(9)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 13, 2009.

(10)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.

(11)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

(12)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.

(13)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.

(14)	Incorporated by Reference to the Registrant's Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

(15)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 9, 2011.

(16)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 25, 2011.

(17)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 14, 2011.

(18)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.

(19)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 29, 2013.

(20)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2013.

(21)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013.

(22)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 28, 2014.

(23)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 4, 2014.

(24)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2015.

(25)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2015.

(26)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 22, 2016.

(27)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2016.

(28)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 31, 2016.

(29)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016.

(30)	Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 28, 2016.

(31)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 18, 2016.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evercore Partners Inc.

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer
Date: February 24, 2017
Each of the officers and directors of Evercore Partners Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Ralph Schlosstein, John S. Weinberg, Roger C. Altman, Robert B. Walsh, Adam B. Frankel and Paul Pensa, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 24th day of February, 2017.

Signature	Title

/s/ RALPH SCHLOSSTEIN	Chief Executive Officer (Principal Executive Officer) and Director
Ralph Schlosstein

/s/ JOHN S. WEINBERG	Chairman
John S. Weinberg

/s/ ROGER C. ALTMAN	Senior Chairman
Roger C. Altman

/s/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/s/ FRANCOIS DE ST. PHALLE	Director
Francois de St. Phalle

/s/ GAIL BLOCK HARRIS	Director
Gail Block Harris

/s/ CURT HESSLER	Director
Curt Hessler

/s/ ROBERT B. MILLARD	Director
Robert B. Millard

/s/ WILLARD J. OVERLOCK, JR.	Director
Willard J. Overlock, Jr.

/s/ WILLIAM J. WHEELER	Director
William J. Wheeler

/s/ ROBERT B. WALSH	Chief Financial Officer (Principal Financial Officer)
Robert B. Walsh

/s/ PAUL PENSA	Controller (Principal Accounting Officer)
Paul Pensa