Form 10-Q
period 2017-03-31
Evercore Partners Inc.
filed 2017-05-09
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 26, 2017 was 41,031,197. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 26, 2017 was 26 (excluding 74 shares of Class B common stock held by a subsidiary of the registrant).

In this report, references to "Evercore", the "Company", "we", "us", "our" refer to Evercore Partners Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, references to (1) "Evercore Partners Inc." refer solely to Evercore Partners Inc., and not to any of its consolidated subsidiaries and (2) "Evercore LP" refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Current Assets
Cash and Cash Equivalents	$351,260	$558,524
Marketable Securities	62,829	66,487
Financial Instruments Owned and Pledged as Collateral at Fair Value	34,808	18,535
Securities Purchased Under Agreements to Resell	535	12,585
Accounts Receivable (net of allowances of $1,806 and $2,751 at March 31, 2017 and December 31, 2016, respectively)	201,013	230,522
Receivable from Employees and Related Parties	18,063	15,034
Other Current Assets	22,316	23,946
Total Current Assets	690,824	925,633
Investments	115,630	116,633
Deferred Tax Assets	310,018	305,424
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $57,326 and $53,668 at March 31, 2017 and December 31, 2016, respectively)	56,059	51,651
Goodwill	164,786	160,961
Intangible Assets (net of accumulated amortization of $27,165 and $24,690 at March 31, 2017 and December 31, 2016, respectively)	26,895	29,370
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	58,350	62,474
Total Assets	$1,432,762	$1,662,346
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$132,196	$334,541
Accounts Payable and Accrued Expenses	29,649	30,723
Securities Sold Under Agreements to Repurchase	35,368	31,150
Payable to Employees and Related Parties	36,461	27,366
Taxes Payable	8,647	27,321
Other Current Liabilities	11,836	12,320
Total Current Liabilities	254,157	463,421
Notes Payable	168,158	168,097
Subordinated Borrowings	10,550	16,550
Amounts Due Pursuant to Tax Receivable Agreements	176,957	174,109
Other Long-term Liabilities	38,459	56,838
Total Liabilities	648,281	879,015
Commitments and Contingencies (Note 15)
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 61,379,390 and 58,292,567 issued at March 31, 2017 and December 31, 2016, respectively, and 41,169,984 and 39,190,856 outstanding at March 31, 2017 and December 31, 2016, respectively)	614	582
Class B, par value $0.01 per share (1,000,000 shares authorized, 26 and 24 issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	—	—
Additional Paid-In-Capital	1,424,368	1,368,122
Accumulated Other Comprehensive Income (Loss)	(49,918)	(50,096)
Retained Earnings	82,705	20,343
Treasury Stock at Cost (20,209,406 and 19,101,711 shares at March 31, 2017 and December 31, 2016, respectively)	(898,036)	(811,653)
Total Evercore Partners Inc. Stockholders' Equity	559,733	527,298
Noncontrolling Interest	224,748	256,033
Total Equity	784,481	783,331
Total Liabilities and Equity	$1,432,762	$1,662,346
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Investment Banking Revenue	$371,938	$240,626
Investment Management Revenue	16,346	18,429
Other Revenue, Including Interest	3,739	1,377
Total Revenues	392,023	260,432
Interest Expense	4,776	2,719
Net Revenues	387,247	257,713
Expenses
Employee Compensation and Benefits	205,558	179,915
Occupancy and Equipment Rental	13,075	10,774
Professional Fees	17,078	10,702
Travel and Related Expenses	14,980	13,829
Communications and Information Services	10,311	10,003
Depreciation and Amortization	5,799	6,382
Other Operating Expenses	9,117	9,983
Total Expenses	275,918	241,588
Income Before Income from Equity Method Investments and Income Taxes	111,329	16,125
Income from Equity Method Investments	1,610	1,287
Income Before Income Taxes	112,939	17,412
Provision for Income Taxes	18,292	9,734
Net Income	94,647	7,678
Net Income Attributable to Noncontrolling Interest	13,876	2,360
Net Income Attributable to Evercore Partners Inc.	$80,771	$5,318
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$80,771	$5,318
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,480	39,620
Diluted	45,936	44,920
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
Basic	$2.00	$0.13
Diluted	$1.76	$0.12

Dividends Declared per Share of Class A Common Stock	$0.34	$0.31
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net Income	$94,647	$7,678
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(39)	16
Foreign Currency Translation Adjustment Gain (Loss), net	261	(2,217)
Other Comprehensive Income (Loss)	222	(2,201)
Comprehensive Income	94,869	5,477
Comprehensive Income Attributable to Noncontrolling Interest	13,920	1,979
Comprehensive Income Attributable to Evercore Partners Inc.	$80,949	$3,498

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2017
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2016	58,292,567	$582	$1,368,122	$(50,096)	$20,343	(19,101,711)	$(811,653)	$256,033	$783,331
Net Income	—	—	—	—	80,771	—	—	13,876	94,647
Other Comprehensive Income	—	—	—	178	—	—	—	44	222
Treasury Stock Purchases	—	—	—	—	—	(1,107,695)	(86,383)	—	(86,383)
Evercore LP Units Converted into Class A Common Stock	628,930	7	23,622	—	—	—	—	(23,126)	503
Equity-based Compensation Awards	2,457,893	25	39,678	—	—	—	—	(21,372)	18,331
Dividends	—	—	—	—	(18,409)	—	—	—	(18,409)
Noncontrolling Interest (Note 12)	—	—	(7,054)	—	—	—	—	(707)	(7,761)
Balance at March 31, 2017	61,379,390	$614	$1,424,368	$(49,918)	$82,705	(20,209,406)	$(898,036)	$224,748	$784,481

	For the Three Months Ended March 31, 2016
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2015	55,249,559	$552	$1,210,742	$(34,539)	$(27,791)	(15,626,288)	$(644,412)	$202,664	$707,216
Net Income	—	—	—	—	5,318	—	—	2,360	7,678
Other Comprehensive Income (Loss)	—	—	—	(1,820)	—	—	—	(381)	(2,201)
Treasury Stock Purchases, net	—	—	—	—	—	(2,331,764)	(108,771)	—	(108,771)
Evercore LP Units Converted into Class A Common Stock	160,044	2	4,134	—	—	—	—	(4,136)	—
Equity-based Compensation Awards	2,225,077	22	30,464	—	—	—	—	31,760	62,246
Dividends and Equivalents	—	—	1,940	—	(14,266)	—	—	—	(12,326)
Noncontrolling Interest (Note 12)	—	—	(1,257)	—	—	—	—	(13,955)	(15,212)
Balance at March 31, 2016	57,634,680	$576	$1,246,023	$(36,359)	$(36,739)	(17,958,052)	$(753,183)	$218,312	$638,630

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net Income	$94,647	$7,678
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(1,000)	(1,203)
Equity Method Investments	(582)	4,731
Equity-Based and Other Deferred Compensation	28,683	66,870
Depreciation, Amortization and Accretion	5,860	6,382
Bad Debt Expense	351	—
Deferred Taxes	(1,362)	178
Decrease (Increase) in Operating Assets:
Marketable Securities	147	163
Financial Instruments Owned and Pledged as Collateral at Fair Value	(13,175)	8,319
Securities Purchased Under Agreements to Resell	12,284	(111)
Accounts Receivable	30,415	29,229
Receivable from Employees and Related Parties	(3,017)	857
Other Assets	5,111	(7,228)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(207,556)	(212,762)
Accounts Payable and Accrued Expenses	(2,696)	(11,764)
Securities Sold Under Agreements to Repurchase	883	(8,261)
Payables to Employees and Related Parties	9,095	3,700
Taxes Payable	(18,673)	(8,355)
Other Liabilities	(20,674)	9,052
Net Cash Provided by (Used in) Operating Activities	(81,259)	(112,525)
Cash Flows From Investing Activities
Investments Purchased	(1)	(84)
Distributions of Private Equity Investments	378	3
Marketable Securities:
Proceeds from Sales and Maturities	12,145	5,572
Purchases	(7,583)	(8,906)
Purchase of Furniture, Equipment and Leasehold Improvements	(6,417)	(2,265)
Net Cash Provided by (Used in) Investing Activities	(1,478)	(5,680)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	60	—
Distributions to Noncontrolling Interests	(8,601)	(8,585)
Short-Term Borrowing	30,000	50,000
Repayment of Short-Term Borrowing	(30,000)	—
Repayment of Subordinated Borrowings	(6,000)	—
Payment of Notes Payable - Mizuho	—	(120,000)
Issuance of Notes Payable	—	170,000
Debt Issuance Costs	—	(103)
Purchase of Treasury Stock and Noncontrolling Interests	(93,454)	(115,253)
Dividends - Class A Stockholders	(16,035)	(12,328)
Net Cash Provided by (Used in) Financing Activities	(124,030)	(36,269)
Effect of Exchange Rate Changes on Cash	(497)	(2,767)
Net Increase (Decrease) in Cash and Cash Equivalents	(207,264)	(157,241)
Cash and Cash Equivalents-Beginning of Period	558,524	448,764
Cash and Cash Equivalents-End of Period	$351,260	$291,523
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$6,809	$2,240
Payments for Income Taxes	$44,580	$19,386
Accrued Dividends	$2,374	$1,940
Debt Issuance Costs Accrued	$—	$1,981
Settlement of Contingent Consideration	$10,780	$—
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization
Evercore Partners Inc. and subsidiaries (the "Company") is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership ("Evercore LP"). Subsequent to the Company's initial public offering, the Company became the sole general partner of Evercore LP. The Company operates from its offices and through its affiliates in North America, Europe, South America and Asia.
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
Note 2 – Significant Accounting Policies
For a further discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. The December 31, 2016 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.
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
The Company adopted ASU 2015-02 on January 1, 2016. Pursuant to the provisions of ASU 2015-02, Evercore LP is a VIE and the Company is the primary beneficiary. Prior to the adoption of ASU 2015-02, the Company consolidated Evercore LP as a voting interest entity. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Position in Note 23 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
International Strategy & Investment (U.K.) Limited ("ISI U.K.") is also a VIE pursuant to ASC 810 and the Company is the primary beneficiary of this VIE. Specifically, the Company provides financial support through a transfer pricing agreement with this entity, which exposes the Company to losses that are potentially significant to the entity, and has decision making authority that significantly affects the economic performance of the entity. Following the adoption of ASU 2015-02, the Company also concluded that Evercore Partners International LLP ("Evercore U.K.") is a VIE and that the Company is the primary beneficiary of this VIE. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition ISI U.K. and Evercore U.K. assets of $92,679 and liabilities of $67,079 at March 31, 2017 and assets of $116,958 and liabilities of $90,260 at December 31, 2016.
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
The Company currently anticipates that it will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective method of transition, which requires a cumulative-effect adjustment as of the date of adoption. Based on the Company's initial evaluation of ASU 2014-09, success related advisory fees, for which payment is generally dependent on the closing of a strategic transaction, a financing arrangement or some other defined outcome, will be considered variable consideration as defined by the standard. ASU 2014-09 requires that revenue be recognized when it is probable that variable consideration will not be reversed in a future period. Accordingly, revenue recognition for such fees could be accelerated under ASU 2014-09 in rare circumstances, which will require careful analysis and judgment. Under current U.S. GAAP, the Company recognizes such fees upon closing regardless of the probability of the outcome. In addition, pending the outcome of interpretive guidance (see below), the recognition of certain non-refundable fees received in connection with advisory engagements may be deferred along with deal-related expenses, until success fees are recognized or the transaction is terminated. These non-refundable fees and related expenses are currently recognized over the life of the engagement. The effect of the timing of revenue and expense recognition could be material to any given reporting period. Furthermore, current U.S. GAAP allows expenses related to underwriting transactions to be reflected net in related revenues. The Company's initial evaluation of ASU 2014-09 is that those expenses would be presented gross in the results of operations.
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
ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC No. 840, "Leases," and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The amendments in this update are effective using a modified retrospective approach at the beginning of the earliest period presented, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company currently anticipates adopting ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The adoption will result in the present value of the Company's lease commitments which have a term in excess of one year being reflected on the Company's Statements of Financial Condition as a long-term fixed asset with a corresponding long-term liability. The Company's lease commitments, as discussed in Note 15, primarily relate to office space. The lease-related assets will be amortized to expense over the life of the leases and the liability, and related interest expense, will be reduced as lease payments are made over the life of the lease. The net impact on the Company's earnings is not expected to be materially different from the current expense related to leases as required under current U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Unaudited Condensed Consolidated Statements of Operations.
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
ASU 2016-09 - In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 provides amendments to ASC No. 718, "Compensation - Stock Compensation," which simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective during interim and annual periods beginning after December 15, 2016, with early adoption permitted. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A common stock ("Class A Shares") under share-based payment arrangements being recognized in the Company's Provision for Income Taxes for the three months ended March 31, 2017, rather than in Additional Paid-In-Capital under prior U.S. GAAP. The Company used the retrospective transition method for the presentation of excess tax benefits on the Statements of Cash Flows; as such, the Company classified excess tax benefits as an operating activity within Taxes Payable on the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016. The application of ASU 2016-09 will result in greater volatility in the effective tax rate and could be material to the results of operations and the classifications of cash flows in future periods depending upon the level of earnings and stock price of the Company, among other things. See Note 17 for further detail, including the impact of the application of ASU 2016-09 on the current period.
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
ASU 2017-04 - In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 provides amendments to ASC No. 350, "Intangibles - Goodwill and Other," which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Intangible Asset Amortization and Other Business Developments
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking and Investment Management was $2,357 and $118, respectively, for the three months ended March 31, 2017 and $3,215 and $199, respectively, for the three months ended March 31, 2016, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Subsequent Events
On May 8, 2017, the Company entered into an agreement to sell its institutional trust and independent fiduciary business, which is a part of its Investment Management segment. Completion of this transaction is expected to occur before the end of 2017. The assets associated with the business to be sold primarily consist of approximately $28,500 of goodwill and the liabilities consist of approximately $400 of deferred revenue.
Note 5 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company's private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to $2,394 for the three months ended March 31, 2016.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $15,563 and $17,862 as of March 31, 2017 and December 31, 2016, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company had $10,550 and $16,550 in subordinated borrowings, principally with an executive officer of the Company, as of March 31, 2017 and December 31, 2016, respectively. In April 2017, the Company repaid $3,751 of the original borrowings. See Note 10 for further information.
Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company's Marketable Securities as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$7,123	$5	$4,027	$3,101	$6,470	$—	$3,945	$2,525
Debt Securities Carried by EGL	34,363	142	—	34,505	38,392	77	15	38,454
Investment Funds	22,503	2,798	78	25,223	23,665	1,854	11	25,508
Total	$63,989	$2,945	$4,105	$62,829	$68,527	$1,931	$3,971	$66,487
Scheduled maturities of the Company's available-for-sale debt securities within the Securities Investments portfolio as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$103	$103	$—	$—
Due after one year through five years	1,632	1,631	1,748	1,728
Total	$1,735	$1,734	$1,748	$1,728
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at March 31, 2017.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($13) and ($11) for the three months ended March 31, 2017 and 2016, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($147) and ($163) for the three months ended March 31, 2017 and 2016, respectively.
Investment Funds
The Company invests in a portfolio of exchange traded funds and mutual funds as an economic hedge against the Company's deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $1,062 and ($9) for the three months ended March 31, 2017 and 2016, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.0 year, as of March 31, 2017, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
In addition to monitoring VaR, ECB periodically performs discrete stress tests to assure that the level of potential losses that would arise from extreme market movements that may not be anticipated by VaR ("Stress Tests") measures are within acceptable levels.
As of March 31, 2017 and December 31, 2016, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	March 31, 2017		December 31, 2016
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$34,808		$18,535
Securities Purchased Under Agreements to Resell	535	$536	12,585	$12,601
Total Assets	$35,343		$31,120
Liabilities
Securities Sold Under Agreements to Repurchase	$(35,368)	$(35,388)	$(31,150)	$(31,155)
Note 8 – Investments
The Company's investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in private equity partnerships, other investments in unconsolidated affiliated companies, an equity

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

security in a private company and investments in Glisco Manager Holdings LP and Trilantic Capital Partners ("Trilantic"). The Company's investments are relatively high-risk and illiquid assets.
The Company's investments in private equity partnerships consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Investment Management Revenue.
The Company also has investments in G5 Holdings S.A. ("G5 | Evercore"), ABS Investment Management, LLC ("ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") and Luminis Partners ("Luminis"), which are voting interest entities. The Company's share of earnings (losses) on its investments in G5 ǀ Evercore, ABS, Atalanta Sosnoff and Luminis are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Investments in Private Equity
Private Equity Funds
The Company's investments related to private equity partnerships and associated entities include investments in Evercore Capital Partners II, L.P. ("ECP II"), Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III"), Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV") and Trilantic Capital Partners V, L.P. ("Trilantic V"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
On September 30, 2016, the Company completed the transfer of ownership and control of the Mexican Private Equity business to a newly formed entity, Glisco Partners Inc. ("Glisco"), which is controlled by the principals of the business.
On December 31, 2014, ECP II was terminated. The Company's investment at March 31, 2017 of $933 is comprised of its remaining interest in the general partner, including $852 in cash and $81 in securities. In addition, as of March 31, 2017, Discovery Americas I, L.P. (the "Discovery Fund"), was fully distributed.
A summary of the Company's investment in the private equity funds as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
ECP II	$933	$933
Discovery Fund	—	7,463
Glisco II	6,897	6,897
Glisco III	529	529
Trilantic IV	286	211
Trilantic V	5,210	5,709
Total Private Equity Funds	$13,855	$21,742
Net realized and unrealized gains on private equity fund investments were $339 and $1,367 for the three months ended March 31, 2017 and 2016, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2017, there was no previously distributed carried interest received from the Company's managed funds that was subject to repayment.
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
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $9,743 included in its Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2017 related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of March 31, 2017 was $12,086, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the three months ended March 31, 2017, $120 of this investment was allocated to Trilantic Fund V. From 2010 to 2016, $3,280 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $11,512 and $11,632 as of March 31, 2017 and December 31, 2016, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $1,989 was unfunded at March 31, 2017. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.
Cost Method Investments
In 2015, the Company received an equity security in a private company with a fair value of $1,079 in exchange for advisory services. This investment is accounted for under the cost method of accounting.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for under the cost method of accounting. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $2,317 and $2,463 as of March 31, 2017 and December 31, 2016, respectively.
Equity Method Investments
A summary of the Company's other investments accounted for under the equity method of accounting as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
G5 ǀ Evercore	$27,060	$26,016
ABS	39,850	38,982
Atalanta Sosnoff	14,457	14,719
Luminis	5,500	—
Total	$86,867	$79,717

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

G5 ǀ Evercore
In 2010, the Company made an investment accounted for under the equity method of accounting in G5 ǀ Evercore. At March 31, 2017, the Company's economic ownership interest in G5 ǀ Evercore was 49%. This investment resulted in losses of ($26) and ($248) for the three months ended March 31, 2017 and 2016, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. In addition, the investment is subject to currency translation from Brazilian Real to the U.S. Dollar.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At March 31, 2017, the Company's economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,531 and $1,330 for the three months ended March 31, 2017 and 2016, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities. The Company accounted for its interest in Atalanta Sosnoff under the equity method of accounting from that date forward. At March 31, 2017, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $105 and $205 for the three months ended March 31, 2017 and 2016, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company made an investment accounted for under the equity method of accounting in Luminis. At March 31, 2017, the Company's economic ownership interest in Luminis was 19%.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $390 and $880 for the three months ended March 31, 2017 and 2016, respectively.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at March 31, 2017 and December 31, 2016 are based on prices provided by external pricing services.

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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$43,262	$—	$43,262
Securities Investments (1)	4,362	1,734	—	6,096
Investment Funds	25,223	—	—	25,223
Financial Instruments Owned and Pledged as Collateral at Fair Value	34,808	—	—	34,808
Total Assets Measured At Fair Value	$64,393	$44,996	$—	$109,389

	December 31, 2016
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,630	$—	$44,630
Securities Investments (1)	3,794	1,728	—	5,522
Investment Funds	25,508	—	—	25,508
Financial Instruments Owned and Pledged as Collateral at Fair Value	18,535	—	—	18,535
Total Assets Measured At Fair Value	$47,837	$46,358	$—	$94,195

(1)
Includes $11,752 and $9,173 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016, respectively.

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
The Company had no transfers between fair value levels during the three months ended March 31, 2017 or the year ended December 31, 2016.

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

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		March 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$339,508	$339,508	$—	$—	$339,508
Securities Purchased Under Agreements to Resell	535	—	535	—	535
Accounts Receivable	201,013	—	201,013	—	201,013
Receivable from Employees and Related Parties	18,063	—	18,063	—	18,063
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$29,649	$—	$29,649	$—	$29,649
Securities Sold Under Agreements to Repurchase	35,368	—	35,368	—	35,368
Payable to Employees and Related Parties	36,461	—	36,461	—	36,461
Notes Payable	168,158	—	168,237	—	168,237
Subordinated Borrowings	10,550	—	10,835	—	10,835

		December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$549,351	$549,351	$—	$—	$549,351
Securities Purchased Under Agreements to Resell	12,585	—	12,585	—	12,585
Accounts Receivable	230,522	—	230,522	—	230,522
Receivable from Employees and Related Parties	15,034	—	15,034	—	15,034
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$30,723	$—	$30,723	$—	$30,723
Securities Sold Under Agreements to Repurchase	31,150	—	31,150	—	31,150
Payable to Employees and Related Parties	27,366	—	27,366	—	27,366
Notes Payable	168,097	—	170,251	—	170,251
Subordinated Borrowings	16,550	—	16,803	—	16,803
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities:
The fair value of the Company's Closely-held Equity Security is based on recent comparable transactions executed by the issuer.
The fair value of the Company's Notes Payable and Subordinated Borrowings is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.

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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2017, the Company was in compliance with all of these covenants.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Notes Payable is comprised of the following as of March 31, 2017 and December 31, 2016:

			Carrying Value (a)
Note	Maturity Date	Effective Annual Interest Rate	March 31, 2017	December 31, 2016
Evercore Partners Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,618	$37,597
Evercore Partners Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,279	66,254
Evercore Partners Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,457	47,445
Evercore Partners Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,804	16,801
Total			$168,158	$168,097
(a) Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
The Company has subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In February 2017, the Company repaid $6,000 of the original borrowings. The Company had $10,550 and $16,550 in subordinated borrowings pursuant to these agreements as of March 31, 2017 and December 31, 2016, respectively. In April 2017, the Company repaid $3,751 of the original borrowings.
Note 11 – Evercore Partners Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on April 24, 2017, a quarterly cash dividend of $0.34 per share, to the holders of record of Class A Shares as of May 26, 2017, which will be paid on June 9, 2017. During the three months ended March 31, 2017, the Company declared and paid or accrued dividends of $0.34 per share, totaling $18,409.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Treasury Stock – During the three months ended March 31, 2017, the Company purchased 1,094 Class A Shares primarily from employees at values ranging from $50.90 to $81.52 per share (at an average cost per share of $78.03), primarily for the net settlement of stock-based compensation awards, and 14 Class A Shares at a market value of $74.51 per share pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $86,383 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2017.
LP Units – During the three months ended March 31, 2017, 629 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $7 and $23,622, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2017.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2017, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and a Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,859) and ($44,059), respectively.
Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to a 13% interest in Evercore LP, a 38% interest in Evercore Wealth Management ("EWM"), a 39% interest in Evercore Private Capital Advisory L.P. ("PCA") through March 3, 2017, the date the Company purchased an additional 13% interest, and a 26% interest thereafter, a 28% interest in ECB (through January 29, 2016, the date all of the noncontrolling interest was repurchased by the Company) and other private equity partnerships (through September 30, 2016, the date the Company deconsolidated its Mexican Private Equity business). The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$256,033	$202,664

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	13,876	2,360
Other comprehensive income (loss)	44	(381)
Total comprehensive income	13,920	1,979

Evercore LP Units Converted into Class A Shares	(23,126)	(4,136)
Amortization and Vesting of LP Units/Interests	(21,372)	31,760

Other Items:
Distributions to Noncontrolling Interests	(8,601)	(8,585)
Issuance of Noncontrolling Interest	8,229	—
Purchase of Noncontrolling Interest	(261)	(5,225)
Other, net	(74)	(145)
Total other items	(707)	(13,955)

Ending balance	$224,748	$218,312
Other Comprehensive Income - Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($8) and $3 for the three months ended March 31, 2017 and 2016, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $52 and ($384) for the three months ended March 31, 2017 and 2016, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Interests Purchased - On March 3, 2017, the Company purchased, at fair value, an additional 13% of PCA for $7,071, resulting in a decrease to Noncontrolling Interest of $261 and a decrease to Additional Paid-In Capital of $6,810, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition for the three months ended March 31, 2017.
On January 29, 2016, the Company purchased, at fair value, all of the noncontrolling interest in ECB for $6,482 resulting in a decrease to Noncontrolling Interest of $5,225 and a decrease to Additional Paid-In Capital of $1,257, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition for the three months ended March 31, 2016.
Note 13 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three months ended March 31, 2017 and 2016 are described and presented below.

	For the Three Months Ended March 31,
	2017	2016
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$80,771	$5,318
Denominator:
Weighted average Class A Shares outstanding, including vested restricted stock units ("RSUs")	40,480	39,620
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$2.00	$0.13
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$80,771	$5,318
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$80,771	$5,318
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,480	39,620
Assumed exchange of LP Units for Class A Shares	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,881	1,887
Shares that are contingently issuable (b)	2,575	3,413
Diluted weighted average Class A Shares outstanding	45,936	44,920
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$1.76	$0.12

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three months ended March 31, 2017 and 2016, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,098 and 6,413 for the three months ended March 31, 2017 and 2016, respectively. The adjustment to the numerator, diluted net income attributable to Class A common

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

shareholders, if the effect would have been dilutive, would have been $11,389 and $1,311 for the three months ended March 31, 2017 and 2016, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E limited partnership units of Evercore LP ("Class E LP Units") are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

(b)
At March 31, 2017 and 2016, the Company has outstanding Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") which are contingently exchangeable into Class E LP Units, and ultimately Class A Shares, as well as outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. See Note 14 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, the Company's Class G and H LP Interests and Class I-P LP Units will be included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that will be included in diluted weighted average Class A Shares outstanding will be based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Interests/Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted EPS were 2,575 and 3,413 for the three months ended March 31, 2017 and 2016, respectively.

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
Note 14 – Share-Based and Other Deferred Compensation
Acquisition-related LP Units
Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that were unvested and vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested. The units will become exchangeable into Class A Shares of the Company subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $4,756 and $5,613 for the three months ended March 31, 2017 and 2016, respectively.
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
Based on Evercore ISI's results for the first three months of 2017 as well as the Company's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business, the Company determined that the achievement of the remaining performance thresholds for the remaining Class G LP Interests was no longer probable at March 31, 2017 and that the achievement of the remaining performance thresholds for certain of the Class H LP Interests was no longer probable at March 31, 2017. This determination assumes a Management Basis EBIT margin of 11.7%

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

and an annual Management Basis EBIT of $26,904 being achieved in 2017 and a Management Basis EBIT margin of 14.0% and an annual Management Basis EBIT of $34,357 being achieved in 2018 and 2019 for Evercore ISI, which would result in 2,030 Class H LP Interests vesting and becoming exchangeable into Class E LP Units. For the three months ended March 31, 2016, the Company had determined that the achievement of certain of the remaining performance thresholds for the Class G and H LP Interests was probable and assumed a Management Basis EBIT margin of 16.2% and an annual Management Basis EBIT of $36,900 being achieved over the performance period for Evercore ISI. Accordingly, $26,224 of expense was reversed for the three months ended March 31, 2017 and $26,051 of expense was recorded for the three months ended March 31, 2016, for the Class G and H LP Interests.
The life to date actual accrued expense related to unvested Class H LP Interests as of March 31, 2017 was $56,251, which would be reversed if the actual performance fell below, or is deemed probable of falling below, the minimum thresholds prior to vesting. Conversely, assuming the maximum thresholds for the Class G and H LP Interests were considered probable of achievement at March 31, 2017, an additional $76,086 of expense would have been incurred for the three months ended March 31, 2017 and the remaining expense to be accrued over the future vesting period extending from April 1, 2017 to February 15, 2020 would be $103,449. In that circumstance, the total number of remaining Class G and H LP Interests that would vest and become exchangeable to Class E LP Units would be 4,572.
During the first quarter of 2017, the Company modified the terms of 19 Class E LP Units, 14 Class G LP Interests and 162 Class H LP Interests. The modification resulted in expense of ($3,022), reflecting the reversal of all previous expense related to these awards and the subsequent amortization of the awards at the modified grant date fair value of $14,891. These awards will be amortized ratably until June 30, 2017.
Stock Incentive Plan
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 7,455 as of March 31, 2017.
The Company also grants, at its discretion, dividend equivalents, in the form of unvested RSU awards, or cash dividends, concurrently with the payment of dividends to the holders of Class A Shares, on all unvested RSU grants awarded in conjunction with annual bonuses as well as new hire awards.
The Company estimates forfeitures in the aggregate compensation cost to be amortized over the requisite service period of its awards. The Company periodically monitors its estimated forfeiture rate and adjusts its assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative catch-up adjustment in the period of the change.
Equity Grants
During the three months ended March 31, 2017, pursuant to the 2016 Plan, the Company granted employees 2,477 RSUs that are Service-based Awards. Service-based Awards granted during the three months ended March 31, 2017 had grant date fair values of $78.48 to $81.52 per share. During the three months ended March 31, 2017, 2,297 Service-based Awards vested and 26 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $38,742 and $28,762 for the three months ended March 31, 2017 and 2016, respectively.
Executive Chairman
In November 2016, in conjunction with the appointment of the Executive Chairman, the Company issued the following awards:
The Company granted a restricted cash award with a target payment amount of $35,000, of which $11,000 is scheduled to vest on March 1, 2019 and $6,000 is scheduled to vest on each of the first four anniversaries of March 1, 2019, provided that the Executive Chairman continues to remain employed through each such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

six month prior written notice requirement) or a change in control. The Company has the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award. Compensation expense related to this award was $1,188 for the three months ended March 31, 2017.
The Company granted 900 RSUs with a grant date fair value of $65.38 per share, of which 18% vested on December 31, 2016 and were fully expensed during the year ended December 31, 2016. An additional 14% of these RSUs vest on each of March 1, 2018, 2019, 2020 and 2021, and 26% on March 1, 2022, provided that the Executive Chairman continues to remain employed through the applicable vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These awards will be expensed ratably over the remaining vesting period. Compensation expense, included in compensation expense related to Service-based Awards above, related to this award was $2,302 for the three months ended March 31, 2017.
The Company issued 400 Class I-P Units. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,139 for the three months ended March 31, 2017.
Deferred Cash Program
The Company's deferred compensation program provided participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. The Company granted $3,750, $41,147 and $3,926 of deferred cash awards pursuant to the deferred compensation program during 2017, 2016 and 2012, respectively. Compensation expense related to this deferred compensation program was $3,210 and $2,560 for the three months ended March 31, 2017 and 2016, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 and January 1, 2017. These awards, which aggregate $36,541 of liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2017, will be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013) and in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $5,858 and $3,739 for the three months ended March 31, 2017 and 2016, respectively. In conjunction with this plan, the Company distributed cash payments of $19,401 for the three months ended March 31, 2017.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $4,172 and $4,832 for the three months ended March 31, 2017 and 2016, respectively. The remaining unamortized amount of these awards was $32,594 as of March 31, 2017.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Separation Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $609 and $2,028 for the three months ended March 31, 2017 and 2016, respectively. In conjunction with these arrangements, the Company distributed cash payments of $111 and $1,139 for the three months ended March 31, 2017 and 2016, respectively.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2025. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $9,517 and $7,985 for the three months ended March 31, 2017 and 2016, respectively.
Private Equity – As of March 31, 2017, the Company had unfunded commitments for capital contributions of $4,392 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Under the terms of the acquisition agreement for Protego Casa de Bolsa, S.A. de C.V., the Company was obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. Beginning in 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of March 31, 2017, the Company recorded Goodwill of $13,515 pursuant to this agreement. The Company’s investment in the Discovery Fund was fully distributed as of March 31, 2017. See Note 8 for further information.
Lines of Credit
On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. Drawings under this facility bear interest at the prime rate. The facility matures on June 23, 2017, subject to an extension agreed to between East and PNC. On February 2, 2017, East drew down $30,000 on this facility, which was repaid on March 10, 2017.
Other Commitments
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At March 31, 2017, the Company had a remaining commitment for contingent consideration related to its acquisition of Kuna & Co. KG in 2015.
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
On September 19, 2016, EGL was named as a defendant in the First Amended and Supplemented Verified Class Action Complaint (the "Complaint"), filed in the Chancery Court of the State of Delaware in a case entitled City of Daytona Beach Police and Fire Pension Fund v. ExamWorks Group, Inc., et al. (C.A. No. 12481-VCL). The Complaint was brought on behalf of a purported class consisting of all ExamWorks common stockholders and purports to assert a claim against EGL for aiding and abetting breaches of fiduciary duties by ExamWorks officers and directors in connection with a merger transaction between ExamWorks and affiliates of Leonard Green & Partners, L.P. that was agreed to on April 26, 2016 and consummated on July 27, 2016. The Complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. The parties reached an agreement in principle to settle the case prior to trial which would result in no liability to EGL.  The settlement is subject to appropriate documentation and court approval.
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of March 31, 2017 and December 31, 2016 was $112,489 and $119,644, respectively, which exceeded the minimum net capital requirement by $112,239 and $119,394, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2017.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC's operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of March 31, 2017.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $18,292 and $9,734 for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate was 16% and 56% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate for the three months ended March 31, 2017 reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A common stock under share-based payment arrangements of ($22,957) being recognized in the Company's Provision for Income Taxes for the three months ended March 31, 2017, and resulted in a reduction in the effective tax rate of 20 percentage points for the period. The effective tax rate for the three months ended March 31, 2017 and 2016 also reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.
The Company reported an increase in deferred tax assets of $21 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $140 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2017. The Company reported a decrease in deferred tax assets of $8 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $1,183 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2016.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of March 31, 2017, the Company had no unrecognized tax benefits.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations.
Note 18 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On September 30, 2016, the Company deconsolidated the assets and liabilities of its Mexican Private Equity business, which was in the Investment Management segment.
The Company's segment information for the three months ended March 31, 2017 and 2016 is prepared using the following methodology:

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
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs or the reversal of expenses associated with the vesting of Class E LP Units and Class G and H LP Interests issued in conjunction with the acquisition of ISI and certain other related awards.

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
One client accounted for more than 10% (14%) of the Company's consolidated Net Revenues for the three months ended March 31, 2017.
The following information presents each segment's contribution.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2017	2016
Investment Banking
Net Revenues (1)	$370,770	$239,713
Operating Expenses	281,592	192,264
Other Expenses (2)	(18,979)	35,028
Operating Income	108,157	12,421
Income (Loss) from Equity Method Investments	(149)	(272)
Pre-Tax Income	$108,008	$12,149
Identifiable Segment Assets	$1,077,509	$940,859
Investment Management
Net Revenues (1)	$16,477	$18,000
Operating Expenses	13,305	14,214
Other Expenses (2)	—	82
Operating Income	3,172	3,704
Income from Equity Method Investments	1,759	1,559
Pre-Tax Income	$4,931	$5,263
Identifiable Segment Assets	$355,253	$343,818
Total
Net Revenues (1)	$387,247	$257,713
Operating Expenses	294,897	206,478
Other Expenses (2)	(18,979)	35,110
Operating Income	111,329	16,125
Income from Equity Method Investments	1,610	1,287
Pre-Tax Income	$112,939	$17,412
Identifiable Segment Assets	$1,432,762	$1,284,677

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2017	2016
Investment Banking (A)	$(1,168)	$(913)
Investment Management (B)	131	(429)
Total Other Revenue, net	$(1,037)	$(1,342)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2,581 and $1,478 for the three months ended March 31, 2017 and 2016, respectively.

(B)	Investment Management Other Revenue, net, includes interest expense on the Notes Payable and the line of credit of $670 for the three months ended March 31, 2016.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Three Months Ended March 31,
	2017	2016
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$(21,371)	$31,759
Fair Value of Contingent Consideration	—	106
Intangible Asset and Other Amortization	2,392	3,163
Total Investment Banking	(18,979)	35,028
Investment Management
Intangible Asset and Other Amortization	—	82
Total Investment Management	—	82
Total Other Expenses	$(18,979)	$35,110
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2017	2016
Net Revenues: (1)
United States	$263,165	$173,910
Europe and Other	122,911	72,211
Latin America	2,208	12,934
Total	$388,284	$259,055
(1) Excludes Other Revenue and Interest Expense.
The Company's total assets are located in the following geographical areas:

	March 31, 2017	December 31, 2016
Total Assets:
United States	$1,167,473	$1,376,101
Europe and Other	174,833	190,380
Latin America	90,456	95,865
Total	$1,432,762	$1,662,346

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Evercore Partners Inc.'s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. All statements other than statements of historical fact are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. We believe these factors include, but are not limited to, those described under "Risk Factors" discussed in the Annual Report on Form 10-K for the year ended December 31, 2016. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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

The Company estimates forfeitures in the aggregate compensation cost to be amortized over the requisite service period of its awards. The Company periodically monitors its estimated forfeiture rate and adjusts its assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative catch-up adjustment in the period of the change.
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 and January 1, 2017. These awards will be paid, in cash or Class A Shares, at our discretion, in three equal installments in the first quarter of 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013) and in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements.
Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information technology services, depreciation and amortization and other operating expenses. We refer to all of these expenses as non-compensation expenses.
Other Expenses
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs or the reversal of expenses associated with the vesting of Class E LP Units and Class G and H LP Interests issued in conjunction with the acquisition of ISI and certain other related awards.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of our acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in G5 ǀ Evercore, ABS, Atalanta Sosnoff and Luminis are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. We adopted ASU 2016-09 on January 1, 2017, which resulted in excess tax benefits and deficiencies from the delivery of Class A Shares under share-based payment arrangements being recognized in the Company's Provision for Income Taxes, rather than in Additional Paid-In-Capital under prior U.S. GAAP. See note 17 to our unaudited condensed consolidated financial statements for further information.
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

Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2017 and 2016. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended March 31,
	2017	2016	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$371,938	$240,626	55%
Investment Management Revenue	16,346	18,429	(11%)
Other Revenue, Including Interest	3,739	1,377	172%
Total Revenues	392,023	260,432	51%
Interest Expense	4,776	2,719	76%
Net Revenues	387,247	257,713	50%
Expenses
Operating Expenses	294,897	206,478	43%
Other Expenses	(18,979)	35,110	NM
Total Expenses	275,918	241,588	14%
Income Before Income from Equity Method Investments and Income Taxes	111,329	16,125	590%
Income from Equity Method Investments	1,610	1,287	25%
Income Before Income Taxes	112,939	17,412	549%
Provision for Income Taxes	18,292	9,734	88%
Net Income	94,647	7,678	NM
Net Income Attributable to Noncontrolling Interest	13,876	2,360	488%
Net Income Attributable to Evercore Partners Inc.	$80,771	$5,318	NM
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$1.76	$0.12	NM
As of March 31, 2017 and 2016 we employed approximately 1,500 and 1,400 people, respectively, worldwide.
Three Months Ended March 31, 2017 versus March 31, 2016
Net Revenues were $387.2 million for the three months ended March 31, 2017, an increase of $129.5 million, or 50%, versus Net Revenues of $257.7 million for the three months ended March 31, 2016. Investment Banking Revenue increased 55% and Investment Management Revenue decreased 11% compared to the three months ended March 31, 2016. On September 30, 2016, we transferred ownership of our Mexican Private Equity business and related entities to Glisco. The results of the Mexican Private Equity business were consolidated for the three months ended March 31, 2016, which included Net Revenues of $2.4 million and Total Expenses of $1.0 million. Other Revenue for the three months ended March 31, 2017 was 172% higher than for the three months ended March 31, 2016.
Total Operating Expenses were $294.9 million for the three months ended March 31, 2017, as compared to $206.5 million for the three months ended March 31, 2016, an increase of $88.4 million, or 43%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $226.9 million for the three months ended March 31, 2017, an increase of $78.7 million, or 53%, versus expense of $148.2 million for the three months ended March 31, 2016. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 50% increase in Net Revenues. Headcount increased 7% from March 31, 2016 to March 31, 2017. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 14 to our unaudited condensed consolidated financial statements for further information. Non-compensation expenses as a component of Operating Expenses were $68.0 million for the three months ended March 31, 2017, an increase of $9.7 million, or 17%, over non-compensation operating expenses of $58.3 million for the three months ended March 31, 2016. Non-compensation operating expenses increased compared to the three months ended March 31, 2016 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees. Non-compensation operating expenses for the three months ended March 31, 2017 included execution and clearing costs of $3.7 million, compared to $4.8 million for the three months ended March 31, 2016.
Total Other Expenses of ($19.0) million for the three months ended March 31, 2017 primarily included the reversal of $26.2 million of expense associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. Other Expenses for the three months ended March 31, 2017 also included compensation costs associated with the vesting of LP Units and certain other awards of $4.8 million and intangible asset and other amortization of $2.4 million. Total Other Expenses of $35.1 million for the three months ended March 31, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $31.8 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, changes to the fair value of contingent consideration of $0.1 million and intangible asset and other amortization of $3.2 million.
The life to date actual accrued expense related to unvested Class H LP Interests as of March 31, 2017 was $56.3 million, which would be reversed if the actual performance fell below, or is deemed probable of falling below, the minimum thresholds prior to vesting. Conversely, assuming the maximum thresholds for the Class G and H LP Interests were considered probable of achievement at March 31, 2017, an additional $76.1 million of expense would have been incurred for the three months ended March 31, 2017 and the remaining expense to be accrued over the future vesting period extending from April 1, 2017 to February 15, 2020 would be $103.4 million. In that circumstance, the total number of Class G and H LP Interests that would vest and become exchangeable to Class E LP Units would be 4.6 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 53% for the three months ended March 31, 2017, compared to 70% for the three months ended March 31, 2016.
Income from Equity Method Investments was $1.6 million for the three months ended March 31, 2017, as compared to $1.3 million for the three months ended March 31, 2016. The increase was primarily a result of an increase in earnings from ABS.
The provision for income taxes for the three months ended March 31, 2017 was $18.3 million, which reflected an effective tax rate of 16%. The provision for income taxes for the three months ended March 31, 2016 was $9.7 million, which reflected an effective tax rate of 56%. The effective tax rate for the three months ended March 31, 2017 reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A common stock under share-based payment arrangements of ($23.0) million being recognized in the Company's Provision for Income Taxes for the three months ended March 31, 2017, and resulted in a reduction in the effective tax rate of 20 percentage points for the period. The provision for income taxes for 2017 and 2016 also reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $13.9 million for the three months ended March 31, 2017 compared to $2.4 million for the three months ended March 31, 2016. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income allocated to Evercore LP during the three months ended March 31, 2017.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2017	2016	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$312,284	$180,102	73%
Commissions and Related Fees	49,674	57,218	(13%)
Underwriting Fees	9,980	3,306	202%
Total Investment Banking Revenue (1)	371,938	240,626	55%
Other Revenue, net (2)	(1,168)	(913)	(28%)
Net Revenues	370,770	239,713	55%
Expenses
Operating Expenses	281,592	192,264	46%
Other Expenses	(18,979)	35,028	NM
Total Expenses	262,613	227,292	16%
Operating Income (3)	108,157	12,421	771%
Income (Loss) from Equity Method Investments (4)	(149)	(272)	45%
Pre-Tax Income	$108,008	$12,149	789%

(1)	Includes client related expenses of $6.7 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2.6 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

(3)	Includes Noncontrolling Interest of ($0.7) million and ($0.6) million for the three months ended March 31, 2017 and 2016, respectively.

(4)	Equity in G5 | Evercore - Advisory is classified as Income (Loss) from Equity Method Investments.

For the three months ended March 31, 2017, the dollar value of North American announced and completed M&A activity increased 14% and decreased 8%, respectively, compared to the three months ended March 31, 2016, while the dollar value of Global announced and completed M&A activity for the three months ended March 31, 2017 increased 12% and decreased 17%, respectively, compared to the three months ended March 31, 2016:

	For the Three Months Ended March 31,
	2017	2016	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$312	$274	14%
Value of North American M&A Deals Completed	$343	$371	(8%)
Value of Global M&A Deals Announced	$771	$689	12%
Value of Global M&A Deals Completed	$651	$782	(17%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	163	173	(6%)
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	53	41	29%

*	Source: Thomson Reuters April 1, 2017

**	Includes revenue generating clients only
Investment Banking Results of Operations
Three Months Ended March 31, 2017 versus March 31, 2016
Net Investment Banking Revenues were $370.8 million for the three months ended March 31, 2017 compared to $239.7 million for the three months ended March 31, 2016, which represented an increase of 55%. We earned advisory fees from 163 clients for the three months ended March 31, 2017 compared to 173 for the three months ended March 31, 2016, representing a 6% decrease. We had 53 fees in excess of $1.0 million for the three months ended March 31, 2017, compared to 41 for the three months ended March 31, 2016, representing a 29% increase. The increase in revenues from the three months ended March 31, 2016 primarily reflects an increase of $132.2 million, or 73%, in Advisory fees, principally driven by higher value deals in our U.S. business, and an increase of $6.7 million, or 202%, in Underwriting Fees, principally driven by higher volume in our U.S. business. These increases were partially offset by a decrease of $7.5 million, or 13%, in our Commissions and Related Fees, principally driven by lower trading volumes in the market which negatively impacted volumes across all execution channels at Evercore ISI despite increased market share in the U.S.
Operating Expenses were $281.6 million for the three months ended March 31, 2017 compared to $192.3 million for the three months ended March 31, 2016, an increase of $89.3 million, or 46%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $217.5 million for the three months ended March 31, 2017, as compared to $138.0 million for the three months ended March 31, 2016, an increase of $79.5 million, or 58%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 55% increase in Net Revenues. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. Non-compensation expenses, as a component of Operating Expenses, were $64.1 million for the three months ended March 31, 2017, as compared to $54.3 million for the three months ended March 31, 2016, an increase of $9.8 million, or 18%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of ($19.0) million for the three months ended March 31, 2017 primarily included the reversal of $26.2 million of expense associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. Other Expenses for the three months ended March 31, 2017 also included compensation costs associated with the vesting of LP Units and certain other awards of $4.8 million and intangible asset and other amortization of $2.4 million. Other Expenses of $35.0 million for the three months ended March 31, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $31.8 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, changes to the fair value of contingent consideration of $0.1 million and intangible asset and other amortization of $3.2 million.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2017	2016	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$9,643	$8,779	10%
Institutional Asset Management	5,639	5,679	(1%)
Private Equity	—	1,349	NM
Total Investment Advisory and Management Fees	15,282	15,807	(3%)
Realized and Unrealized Gains:
Institutional Asset Management	725	1,255	(42%)
Private Equity	339	1,367	(75%)
Total Realized and Unrealized Gains	1,064	2,622	(59%)
Investment Management Revenue (1)	16,346	18,429	(11%)
Other Revenue, net (2)	131	(429)	NM
Net Investment Management Revenues	16,477	18,000	(8%)
Expenses
Operating Expenses	13,305	14,214	(6%)
Other Expenses	—	82	NM
Total Expenses	13,305	14,296	(7%)
Operating Income (3)	3,172	3,704	(14%)
Income from Equity Method Investments (4)	1,759	1,559	13%
Pre-Tax Income	$4,931	$5,263	(6%)

(1)	Includes client related expenses of $0.02 million for the three months ended March 31, 2017 and 2016.

(2)	Includes interest expense on the Notes Payable and the line of credit of $0.7 million for the three months ended March 31, 2016.

(3)	Includes Noncontrolling Interest of $0.8 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

(4)	Equity in G5 ǀ Evercore - Wealth Management, ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Wealth Management business includes the results of EWM and Evercore Trust Company of Delaware ("ETCDE"). Our Institutional Asset Management business includes the results of ETC and ECB. Fee-based revenues from EWM and ECB are primarily earned on a percentage of AUM, while ETC and ETCDE primarily earn fees from negotiated trust services and fiduciary consulting arrangements.
In 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco. This transaction closed on September 30, 2016. See Note 8 to our Unaudited Condensed Consolidated Financial Statements for further information.

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
The Company's investment in the Discovery Fund was fully distributed as of March 31, 2017.
In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of March 31, 2017, there was no previously distributed carried interest received from our managed funds that was subject to repayment.
We made investments accounted for under the equity method of accounting in G5 ǀ Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments. On December 31, 2015, we amended the Operating Agreement of Atalanta Sosnoff, resulting in the deconsolidation of its assets and liabilities, and we accounted for its interest as an equity method investment from that date forward. On January 1, 2017, we made an investment accounted for under the equity method of accounting in Luminis.
Assets Under Management
AUM for our Investment Management businesses of $8.4 billion at March 31, 2017 increased compared to $8.0 billion at December 31, 2016. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 65% and 64% of Level I investments, 31% and 32% of Level II investments and 4% of Level III investments as of March 31, 2017 and December 31, 2016, respectively. Institutional Asset Management maintained 84% and 82% of Level I investments and 16% and 18% of Level II investments as of March 31, 2017 and December 31, 2016, respectively.
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
The following table summarizes AUM activity for the three months ended March 31, 2017:

	Wealth Management	Institutional Asset Management	Total
	(dollars in millions)
Balance at December 31, 2016	$6,473	$1,526	$7,999
Inflows	227	453	680
Outflows	(196)	(396)	(592)
Market Appreciation	259	103	362
Balance at March 31, 2017	$6,763	$1,686	$8,449

Unconsolidated Affiliates - Balance at March 31, 2017:
Atalanta Sosnoff	$—	$5,299	$5,299
G5 ǀ Evercore	$1,858	$—	$1,858
ABS	$—	$4,942	$4,942
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of March 31, 2017:

	Wealth Management	Institutional Asset Management
Equities	57%	16%
Fixed Income	31%	84%
Liquidity (1)	7%	—%
Alternatives	5%	—%
Total	100%	100%
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
For the three months ended March 31, 2017, AUM for Wealth Management increased 4%, primarily reflecting an increase due to market appreciation. Wealth Management lagged the S&P 500 on a 1 and 3 year basis by 3% and 2%, respectively, during the period and outperformed the fixed income composite on a 1 year basis by 10 basis points and tracked the fixed income composite on a 3 year basis. For the period, the S&P 500 was up 6%, while the fixed income composite increased by 2%.
Our Institutional Asset Management business reflects assets managed by ECB, which primarily manages Mexican Government and corporate fixed income securities, as well as equity products. ECB utilizes the IPC Index, which is a capitalization weighted index of leading equities traded on the Mexican Stock Exchange and the Cetes 28 Index, which is an index of Treasury Bills issued by the Mexican Government, as benchmarks in reviewing their performance and managing their investment decisions.
For the three months ended March 31, 2017, AUM for Institutional Asset Management increased 10%, reflecting a 6% increase due to market appreciation and a 4% increase due to flows. ECB's AUM increase from market appreciation primarily reflects the impact of the fluctuation of foreign currency.
AUM from our unconsolidated affiliates increased 4% from December 31, 2016, related to positive performance in Atalanta Sosnoff, G5 | Evercore and ABS.

Three Months Ended March 31, 2017 versus March 31, 2016
Net Investment Management Revenues were $16.5 million for the three months ended March 31, 2017, compared to $18.0 million for the three months ended March 31, 2016. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 3% from the three months ended March 31, 2016, primarily reflecting lower fees in Private Equity, partially offset by higher fees in Wealth Management of $0.9 million related to growth in AUM. Fee-based revenues included $0.01 million of revenues from performance fees for the three months ended March 31, 2017, flat compared to the three months ended March 31, 2016. Realized and Unrealized Gains decreased 59% from the prior year primarily resulting from lower gains in Private Equity. Income from Equity Method Investments increased from the three months ended March 31, 2016 primarily as a result of an increase in earnings from ABS.
Operating Expenses were $13.3 million for the three months ended March 31, 2017, as compared to $14.2 million for the three months ended March 31, 2016, a decrease of $0.9 million, or 6%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $9.4 million for the three months ended March 31, 2017, as compared to $10.2 million for the three months ended March 31, 2016, a decrease of $0.8 million, or 8%. Non-compensation expenses, as a component of Operating Expenses, were $3.9 million for the three months ended March 31, 2017, as compared to $4.0 million for the three months ended March 31, 2016, a decrease of $0.1 million, or 3%.
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

	For the Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$94,647	$7,678
Non-cash charges	31,950	76,958
Other operating activities	(207,856)	(197,161)
Operating activities	(81,259)	(112,525)
Investing activities	(1,478)	(5,680)
Financing activities	(124,030)	(36,269)
Effect of exchange rate changes	(497)	(2,767)
Net Increase (Decrease) in Cash and Cash Equivalents	(207,264)	(157,241)
Cash and Cash Equivalents
Beginning of Period	558,524	448,764
End of Period	$351,260	$291,523

Three Months Ended March 31, 2017. Cash and Cash Equivalents were $351.3 million at March 31, 2017, a decrease of $207.3 million versus Cash and Cash Equivalents of $558.5 million at December 31, 2016. Operating activities resulted in a net outflow of $81.3 million, primarily related to the payment of 2016 bonus awards. Cash of $1.5 million was used in investing activities primarily related to purchases of furniture, equipment and leasehold improvements, which were partially offset by net proceeds from sales and maturities of marketable securities. Financing activities during the period used cash of $124.0 million, primarily for purchases of treasury stock and noncontrolling interest, the payment of dividends, distributions to noncontrolling interest holders and the repayment of outstanding subordinated borrowings.
Three Months Ended March 31, 2016. Cash and Cash Equivalents were $291.5 million at March 31, 2016, a decrease of $157.2 million versus Cash and Cash Equivalents of $448.8 million at December 31, 2015. Operating activities resulted in a net outflow of $112.5 million, primarily related to the payment of 2015 bonus awards. Cash of $5.7 million was used in investing activities primarily related to net purchases of marketable securities and purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $36.3 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, treasury stock purchases and the repayment of the outstanding borrowings under the senior credit facility with Mizuho, partially offset by the issuance of the Private Placement Notes and short-term borrowings.
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
For a further discussion of risks to our business, refer to "Risk Factors" in our Form 10-K for the year ended December 31, 2016.
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
On April 25, 2016, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2017, we repurchased 13,881 shares, at a cost per share of $74.51, for $1.0 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2017, we repurchased 1,093,814 shares, at an average cost per share of $78.03 for $85.4 million primarily related to minimum tax withholding requirements of share deliveries.
On March 3, 2017, the Company purchased, at fair value, an additional 13% of PCA for $7.1 million.
Private Placement
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of its 4.88% Series A Notes, $67.0 million aggregate principal amount of its 5.23% Series B Notes, $48.0 million aggregate principal amount of its 5.48% Series C Notes and $17.0 million aggregate principal amount of its 5.58% Series D Notes, pursuant to the Note Purchase Agreement dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of our domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2017, we were in compliance with all of these covenants.

We used $120.0 million of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. Drawings under this facility bear interest at the prime rate. The facility matures on June 23, 2017, subject to an extension agreed to between East and PNC. On February 2, 2017, East drew down $30.0 million on this facility, which was repaid on March 10, 2017.

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
Other Commitments
We have subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In February 2017, we repaid $6.0 million of the original borrowings. As of March 31, 2017, we had $10.6 million in subordinated borrowings pursuant to these agreements. In April 2017, we repaid $3.8 million of the original borrowings.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.0 year, as of March 31, 2017, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
ECB has procedures in place to monitor the daily risk limits for positions taken, as well as the credit risk based on the collateral pledged under these agreements against their contract value from inception to maturity date. The daily risk measure is

VaR, which is a statistical measure, at a 98% confidence level, of the potential daily losses from adverse market movements in an ordinary market environment based on a historical simulation using the prior year's historical data. The Committee has established a policy to maintain VaR at levels below 0.1% of the value of the portfolio. If at any point in time the threshold is exceeded, ECB personnel are alerted by an automated interface with ECB's trading systems and begin to make adjustments in the portfolio in order to mitigate the risk and bring the portfolio in compliance. Concurrently, ECB personnel must notify the Committee of the variance and the actions taken to reduce the exposure to loss.
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
As of March 31, 2017 and December 31, 2016, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	March 31, 2017		December 31, 2016
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$34,808		$18,535
Securities Purchased Under Agreements to Resell	535	$536	12,585	$12,601
Total Assets	35,343		31,120
Liabilities
Securities Sold Under Agreements to Repurchase	(35,368)	$(35,388)	(31,150)	$(31,155)
Net Liabilities	$(25)		$(30)
Risk Measures
VaR	$11		$5
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(24)		$(9)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$24		$9
Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
As of March 31, 2017, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740; hence, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $4.4 million and $4.6 million as of March 31, 2017 and December 31, 2016, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2023, depending on the timing and level of investments by our private equity funds.
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
Market and Investment Risk
We hold equity securities and invest in exchange traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of March 31, 2017, the fair value of our investments with these products, based on closing prices, was $25.9 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $2.6 million for the three months ended March 31, 2017.
See "-Liquidity and Capital Resources" above for a discussion of collateralized financing transactions at ECB.
Private Equity Funds
Through our principal investments in private equity funds and our ability to earn carried interest from these funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest. Valuations and analysis regarding our investments in Trilantic and Glisco are performed by their respective professionals, and thus we are not involved in determining the fair value for the portfolio companies of such funds.
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.2 million for the three months ended March 31, 2017.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2017, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $0.3 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. As of March 31, 2017 and December 31, 2016, total receivables amounted to $201.0 million and $230.5 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the three months ended March 31, 2017 and 2016.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, exchange traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2017, we had Marketable Securities of $62.8 million, of which 58% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
The Company adopted ASU 2016-09 effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. See Note 3 to our unaudited condensed consolidated financial statements for further information.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards and their impact or potential impact on the Company's consolidated financial statements, see Note 3 to our unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Credit Risk." We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 2" – Market Risk and Credit Risk" above.

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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
On September 19, 2016, EGL was named as a defendant in the First Amended and Supplemented Verified Class Action Complaint (the "Complaint"), filed in the Chancery Court of the State of Delaware in a case entitled City of Daytona Beach Police and Fire Pension Fund v. ExamWorks Group, Inc., et al. (C.A. No. 12481-VCL). The Complaint was brought on behalf of a purported class consisting of all ExamWorks common stockholders and purports to assert a claim against EGL for aiding and abetting breaches of fiduciary duties by ExamWorks officers and directors in connection with a merger transaction between ExamWorks and affiliates of Leonard Green & Partners, L.P. that was agreed to on April 26, 2016 and consummated on July 27, 2016. The Complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. The parties reached an agreement in principle to settle the case prior to trial which would result in no liability to EGL.  The settlement is subject to appropriate documentation and court approval.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2017	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	118,716	$70.67	—	6,475,103
February 1 to February 28	958,748	78.91	—	6,475,103
March 1 to March 31	30,231	77.25	13,881	6,461,222
Total	1,107,695	$77.99	13,881	6,461,222

(1)	Includes the repurchase of 1,093,814 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2017.

(2)
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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 9, 2017

Evercore Partners Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer