Form 10-Q
period 2017-06-30
Evercore Partners Inc.
filed 2017-08-01
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 25, 2017 was 39,253,455. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 25, 2017 was 26 (excluding 74 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Current Assets
Cash and Cash Equivalents	$410,212	$558,524
Marketable Securities	59,394	66,487
Assets Held for Sale	31,515	—
Financial Instruments Owned and Pledged as Collateral at Fair Value	17,060	18,535
Securities Purchased Under Agreements to Resell	19,471	12,585
Accounts Receivable (net of allowances of $2,433 and $2,751 at June 30, 2017 and December 31, 2016, respectively)	180,723	230,522
Receivable from Employees and Related Parties	15,950	15,034
Other Current Assets	21,057	23,946
Total Current Assets	755,382	925,633
Investments	97,123	116,633
Deferred Tax Assets	314,903	305,424
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $61,250 and $53,668 at June 30, 2017 and December 31, 2016, respectively)	62,656	51,651
Goodwill	131,915	160,961
Intangible Assets (net of accumulated amortization of $29,640 and $24,690 at June 30, 2017 and December 31, 2016, respectively)	24,420	29,370
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	54,687	62,474
Total Assets	$1,451,286	$1,662,346
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$220,175	$334,541
Accounts Payable and Accrued Expenses	30,486	30,723
Securities Sold Under Agreements to Repurchase	36,543	31,150
Payable to Employees and Related Parties	38,434	27,366
Taxes Payable	9,055	27,321
Liabilities Held for Sale	365	—
Other Current Liabilities	16,621	12,320
Total Current Liabilities	351,679	463,421
Notes Payable	168,220	168,097
Subordinated Borrowings	6,799	16,550
Amounts Due Pursuant to Tax Receivable Agreements	177,451	174,109
Other Long-term Liabilities	48,033	56,838
Total Liabilities	752,182	879,015
Commitments and Contingencies (Note 15)
Equity
Evercore Partners Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 61,436,748 and 58,292,567 issued at June 30, 2017 and December 31, 2016, respectively, and 39,242,862 and 39,190,856 outstanding at June 30, 2017 and December 31, 2016, respectively)	614	582
Class B, par value $0.01 per share (1,000,000 shares authorized, 26 and 24 issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	—	—
Additional Paid-In-Capital	1,464,642	1,368,122
Accumulated Other Comprehensive Income (Loss)	(48,862)	(50,096)
Retained Earnings	85,075	20,343
Treasury Stock at Cost (22,193,886 and 19,101,711 shares at June 30, 2017 and December 31, 2016, respectively)	(1,042,718)	(811,653)
Total Evercore Partners Inc. Stockholders' Equity	458,751	527,298
Noncontrolling Interest	240,353	256,033
Total Equity	699,104	783,331
Total Liabilities and Equity	$1,451,286	$1,662,346
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Investment Banking Revenue	$357,531	$327,174	$729,469	$567,800
Investment Management Revenue	13,882	22,255	30,228	40,684
Other Revenue, Including Interest	3,859	5,764	7,598	7,141
Total Revenues	375,272	355,193	767,295	615,625
Interest Expense	4,802	4,537	9,578	7,256
Net Revenues	370,470	350,656	757,717	608,369
Expenses
Employee Compensation and Benefits	236,856	221,334	442,414	401,249
Occupancy and Equipment Rental	13,585	10,582	26,660	21,356
Professional Fees	10,203	13,751	27,281	24,453
Travel and Related Expenses	16,883	15,989	31,863	29,818
Communications and Information Services	9,941	9,786	20,252	19,789
Depreciation and Amortization	6,047	6,626	11,846	13,008
Special Charges	21,507	—	21,507	—
Acquisition and Transition Costs	377	(329)	377	(329)
Other Operating Expenses	8,805	10,312	17,922	20,295
Total Expenses	324,204	288,051	600,122	529,639
Income Before Income from Equity Method Investments and Income Taxes	46,266	62,605	157,595	78,730
Income from Equity Method Investments	2,070	1,664	3,680	2,951
Income Before Income Taxes	48,336	64,269	161,275	81,681
Provision for Income Taxes	22,459	30,676	40,751	40,410
Net Income	25,877	33,593	120,524	41,271
Net Income Attributable to Noncontrolling Interest	7,693	9,506	21,569	11,866
Net Income Attributable to Evercore Partners Inc.	$18,184	$24,087	$98,955	$29,405
Net Income Attributable to Evercore Partners Inc. Common Shareholders	$18,184	$24,087	$98,955	$29,405
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,109	39,249	40,294	39,435
Diluted	44,706	43,603	45,319	44,261
Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders:
Basic	$0.45	$0.61	$2.46	$0.75
Diluted	$0.41	$0.55	$2.18	$0.66

Dividends Declared per Share of Class A Common Stock	$0.34	$0.31	$0.68	$0.62
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$25,877	$33,593	$120,524	$41,271
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	416	(832)	377	(816)
Foreign Currency Translation Adjustment Gain (Loss), net	900	(6,322)	1,161	(8,539)
Other Comprehensive Income (Loss)	1,316	(7,154)	1,538	(9,355)
Comprehensive Income	27,193	26,439	122,062	31,916
Comprehensive Income Attributable to Noncontrolling Interest	7,953	8,039	21,873	10,018
Comprehensive Income Attributable to Evercore Partners Inc.	$19,240	$18,400	$100,189	$21,898

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2017
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2016	58,292,567	$582	$1,368,122	$(50,096)	$20,343	(19,101,711)	$(811,653)	$256,033	$783,331
Net Income	—	—	—	—	98,955	—	—	21,569	120,524
Other Comprehensive Income	—	—	—	1,234	—	—	—	304	1,538
Treasury Stock Purchases	—	—	—	—	—	(3,092,175)	(231,065)	—	(231,065)
Evercore LP Units Purchased or Converted into Class A Common Stock	654,832	7	24,545	—	—	—	—	(26,360)	(1,808)
Equity-based Compensation Awards	2,489,349	25	79,029	—	—	—	—	(3,119)	75,935
Dividends	—	—	—	—	(34,223)	—	—	—	(34,223)
Noncontrolling Interest (Note 12)	—	—	(7,054)	—	—	—	—	(8,074)	(15,128)
Balance at June 30, 2017	61,436,748	$614	$1,464,642	$(48,862)	$85,075	(22,193,886)	$(1,042,718)	$240,353	$699,104

	For the Six Months Ended June 30, 2016
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2015	55,249,559	$552	$1,210,742	$(34,539)	$(27,791)	(15,626,288)	$(644,412)	$202,664	$707,216
Net Income	—	—	—	—	29,405	—	—	11,866	41,271
Other Comprehensive Income (Loss)	—	—	—	(7,507)	—	—	—	(1,848)	(9,355)
Treasury Stock Purchases, net	—	—	—	—	—	(3,357,057)	(159,779)	—	(159,779)
Evercore LP Units Converted into Class A Common Stock	232,217	2	6,190	—	—	—	—	(6,192)	—
Equity-based Compensation Awards	2,271,201	23	58,687	—	—	—	—	52,498	111,208
Dividends and Equivalents	—	—	3,870	—	(28,265)	—	—	—	(24,395)
Noncontrolling Interest (Note 12)	—	—	(1,257)	—	—	—	—	(21,814)	(23,071)
Balance at June 30, 2016	57,752,977	$577	$1,278,232	$(42,046)	$(26,651)	(18,983,345)	$(804,191)	$237,174	$643,095

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE PARTNERS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net Income	$120,524	$41,271
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	1,135	198
Equity Method Investments	2,698	4,251
Equity-Based and Other Deferred Compensation	99,237	124,348
Impairment of Goodwill and Equity Method Investments	21,507	—
Depreciation, Amortization and Accretion	11,969	13,067
Bad Debt Expense	1,140	554
Deferred Taxes	(6,425)	(958)
Decrease (Increase) in Operating Assets:
Marketable Securities	367	339
Financial Instruments Owned and Pledged as Collateral at Fair Value	3,876	27,417
Securities Purchased Under Agreements to Resell	(4,674)	(20,468)
Accounts Receivable	48,588	(17,790)
Receivable from Employees and Related Parties	(1,019)	3,027
Other Assets	8,495	(7,671)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(128,598)	(148,263)
Accounts Payable and Accrued Expenses	(1,534)	(6,753)
Securities Sold Under Agreements to Repurchase	777	(7,011)
Payables to Employees and Related Parties	11,107	3,598
Taxes Payable	(18,266)	(6,906)
Other Liabilities	(15,739)	11,305
Net Cash Provided by Operating Activities	155,165	13,555
Cash Flows From Investing Activities
Investments Purchased	(49)	(1,529)
Distributions of Private Equity Investments	514	107
Marketable Securities:
Proceeds from Sales and Maturities	23,124	18,260
Purchases	(14,736)	(43,820)
Assets Held for Sale	—	(906)
Purchase of Furniture, Equipment and Leasehold Improvements	(16,804)	(4,732)
Net Cash Provided by (Used in) Investing Activities	(7,951)	(32,620)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	110	885
Distributions to Noncontrolling Interests	(15,944)	(17,193)
Cash Paid for Deferred and Contingent Consideration	—	(5,050)
Short-Term Borrowing	30,000	50,000
Repayment of Short-Term Borrowing	(30,000)	(50,000)
Repayment of Subordinated Borrowings	(9,751)	(6,000)
Payment of Notes Payable - Mizuho	—	(120,000)
Issuance of Notes Payable	—	170,000
Debt Issuance Costs	—	(2,084)
Purchase of Treasury Stock and Noncontrolling Interests	(240,377)	(166,261)
Dividends - Class A Stockholders	(29,510)	(24,397)
Net Cash Provided by (Used in) Financing Activities	(295,472)	(170,100)
Effect of Exchange Rate Changes on Cash	(54)	(12,329)
Net Increase (Decrease) in Cash and Cash Equivalents	(148,312)	(201,494)
Cash and Cash Equivalents-Beginning of Period	558,524	448,764
Cash and Cash Equivalents-End of Period	$410,212	$247,270
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$9,322	$4,757
Payments for Income Taxes	$66,963	$50,131
Accrued Dividends	$4,714	$3,870
Settlement of Contingent Consideration	$10,780	$—
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
The Investment Management business includes the institutional asset management business through which the Company, directly and through affiliates, manages financial assets for sophisticated institutional investors and provides independent fiduciary services to corporate employee benefit plans and high net-worth individuals, the wealth management business through which the Company provides investment advisory and wealth management services for high net-worth individuals and associated entities, and the private equity business which holds interests in private equity funds which are not managed by the Company.
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
International Strategy & Investment (U.K.) Limited ("ISI U.K.") is also a VIE pursuant to ASC 810 and the Company is the primary beneficiary of this VIE. Specifically, the Company provides financial support through a transfer pricing agreement with this entity, which exposes the Company to losses that are potentially significant to the entity, and has decision making authority that significantly affects the economic performance of the entity. Following the adoption of ASU 2015-02, the Company also concluded that Evercore Partners International LLP ("Evercore U.K.") is a VIE and that the Company is the primary beneficiary of this VIE. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition ISI U.K. and Evercore U.K. assets of $119,253 and liabilities of $85,848 at June 30, 2017 and assets of $116,958 and liabilities of $90,260 at December 31, 2016.
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
The Company anticipates that it will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective method of transition, which requires a cumulative-effect adjustment as of the date of adoption. Based on the Company's initial evaluation of ASU 2014-09, success related advisory fees, for which payment is generally dependent on the closing of a strategic transaction, a financing arrangement or some other defined outcome, will be considered variable consideration as defined by the standard. ASU 2014-09 requires that revenue be recognized when it is probable that variable consideration will not be reversed in a future period. Accordingly, revenue recognition for such fees could be accelerated under ASU 2014-09 in rare circumstances, which will require careful analysis and judgment. Under current U.S. GAAP, the Company recognizes such fees upon closing regardless of the probability of the outcome. In addition, pending the outcome of interpretive guidance (see below), the recognition of certain non-refundable fees received in connection with advisory engagements may be deferred along with deal-related expenses, until success fees are recognized or the transaction is terminated. These non-refundable fees and related expenses are currently recognized over the life of the engagement. The effect of the timing of revenue and expense recognition could be material to any given reporting period. Furthermore, current U.S. GAAP allows expenses related to underwriting transactions to be reflected net in related revenues. The Company's initial evaluation of ASU 2014-09 is that those expenses would be presented gross in the results of operations.

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
ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC No. 840, "Leases," and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The amendments in this update are effective using a modified retrospective approach at the beginning of the earliest period presented, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company anticipates adopting ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The adoption will result in the present value of the Company's lease commitments which have a term in excess of one year being reflected on the Company's Statements of Financial Condition as a long-term fixed asset with a corresponding long-term liability. The Company's lease commitments, as discussed in Note 15, primarily relate to office space. The lease-related assets will be amortized to expense over the life of the leases and the liability, and related interest expense, will be reduced as lease payments are made over the life of the lease. The net impact on the Company's earnings is not expected to be materially different from the current expense related to leases as required under current U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Unaudited Condensed Consolidated Statements of Operations.
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
ASU 2016-09 - In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 provides amendments to ASC No. 718, "Compensation - Stock Compensation," which simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective during interim and annual periods beginning after December 15, 2016, with early adoption permitted. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A common stock ("Class A Shares") under share-based payment arrangements being recognized in the Company's Provision for Income Taxes for the three and six months ended June 30, 2017, rather than in Additional Paid-In-Capital under prior U.S. GAAP. The Company used the retrospective transition method for the presentation of excess tax benefits on the Statements of Cash Flows; as such, the Company classified excess tax benefits as an operating activity within Taxes Payable on the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016. The application of ASU 2016-09 will result in greater volatility in the effective tax rate and could be material to the results of operations and the classifications of cash flows in future periods depending upon the level of earnings and stock price of the Company, among other things. See Note 17 for further detail, including the impact of the application of ASU 2016-09 on the current period.
ASU 2016-13 - In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 provides amendments to ASC No. 326, "Financial Instruments - Credit Losses," which amend the guidance on the impairment of financial instruments and adds an impairment model (the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Entities will recognize an allowance for

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

its estimate of expected credit losses as of the end of each reporting period. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company currently uses the specific identification method for establishing credit provisions and write-offs of its trade accounts receivable. The Company anticipates adopting ASU 2016-13 on January 1, 2020 and does not anticipate a material difference between the current method and the CECL model.
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
ASU 2017-04 - In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 provides amendments to ASC No. 350, "Intangibles - Goodwill and Other" ("ASC 350"), which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2017-04 during the second quarter of 2017. See Note 4 for further information.
ASU 2017-09 - In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 provides amendments to ASC No. 718, "Compensation - Stock Compensation," which provide guidance and clarity around which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Business Developments, Acquisition and Transition Costs, Special Charges and Intangible Asset Amortization
Business Developments
On May 8, 2017, the Company entered into an agreement to sell the Institutional Trust and Independent Fiduciary business of Evercore Trust Company, N.A. ("ETC"), which is a part of its Investment Management segment. Completion of this transaction is expected to occur before the end of 2017. As of June 30, 2017, the Company recorded $31,515 of Assets Held for Sale, comprised of $28,442 of goodwill, representing an allocation of goodwill based on the relative fair value of the business being sold to the total fair value of the Institutional Asset Management reporting unit, and $3,073 of accounts receivable. The Company also recorded $365 of Liabilities Held for Sale, comprised of deferred revenue.
In accordance with ASC 350, the Company performed an impairment assessment of the goodwill remaining in the Institutional Asset Management reporting unit following the classification of the Institutional Trust and Independent Fiduciary business as Held for Sale. In determining the fair value of this reporting unit, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 17.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a compound annual growth rate in revenues of 11%.
As a result of the above analysis, the Company determined that the fair value of the remaining business in the Institutional Asset Management reporting unit was less than its carrying value. The Company adopted ASU 2017-04 during the second quarter of 2017. Accordingly, the Company recorded a goodwill impairment charge in the Investment Management segment of $7,107, which is included within Special Charges on the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017. This charge resulted in a decrease of $3,694 to Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes) for the three and six months ended June 30, 2017.
In addition, during the second quarter of 2017, following a sustained period of economic and political instability in Brazil and after concluding that the expected recovery in the M&A markets in Brazil would be delayed for the foreseeable future, management of G5 Holdings S.A. ("G5 | Evercore") experienced a decline in previously forecasted advisory backlog and revised their revenue forecast. As a result, the Company performed an assessment of the carrying value of its equity interest in G5 | Evercore for other-than-temporary impairment in accordance with ASC 323-10, "Investments - Equity Method and Joint Ventures."  In determining the fair value of its investment, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of G5 | Evercore, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of G5 | Evercore and applied a discount rate of 17.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes slight growth in revenues and earnings by the end of 2018, and, over the longer term, assumes a compound annual growth rate in revenues of 5% from the trailing twelve month period ended May 31, 2017.
As a result of the above analysis, the Company determined that the fair value of its investment in G5 | Evercore was less than its carrying value and concluded this loss in value was other-than-temporary. Accordingly, the Company recorded an impairment charge in the Investment Banking segment of $14,400, which is included in Special Charges on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017, resulting in a decrease in its investment in G5 | Evercore to its fair value of $11,555 as of May 31, 2017.
Acquisition and Transition Costs
The Company recognized $377 for the three and six months ended June 30, 2017 and ($329) for the three and six months ended June 30, 2016, as Acquisition and Transition Costs incurred in connection with acquisitions and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. In addition, in 2016 acquisition and transition costs included the reversal of $733 of a provision for certain settlements previously established in the fourth quarter of 2015.
Special Charges
The Company recognized $21,507 for the three and six months ended June 30, 2017, as Special Charges incurred related to an impairment charge of $7,107 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and an impairment charge of $14,400 associated with the impairment of the Company's investment in G5 | Evercore. See discussion above for further information.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $2,357 and $4,714 for the three and six months ended June 30, 2017, respectively, and $2,862 and $6,077 for the three and six months ended June 30, 2016, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $118 and $236 for the three and six months ended June 30, 2017, respectively, and $144 and $343 for the three and six months ended June 30, 2016, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 5 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company's private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to ($83) for the three and six months ended June 30, 2017 and $6,355 and $8,749 for the three and six months ended June 30, 2016, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $750 and $1,301 for the three and six months ended June 30, 2016, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $12,963 and $17,862 as of June 30, 2017 and December 31, 2016, respectively.
The Company had $6,799 and $16,550 in subordinated borrowings, principally with an executive officer of the Company, as of June 30, 2017 and December 31, 2016, respectively. See Note 10 for further information.
Note 6 – Marketable Securities
The amortized cost and estimated fair value of the Company's Marketable Securities as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$7,111	$35	$4,003	$3,143	$6,470	$—	$3,945	$2,525
Debt Securities Carried by EGL	30,858	140	11	30,987	38,392	77	15	38,454
Investment Funds	22,133	3,317	186	25,264	23,665	1,854	11	25,508
Total	$60,102	$3,492	$4,200	$59,394	$68,527	$1,931	$3,971	$66,487
Scheduled maturities of the Company's available-for-sale debt securities within the Securities Investments portfolio as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$102	$102	$—	$—
Due after one year through five years	1,621	1,623	1,748	1,728
Total	$1,723	$1,725	$1,748	$1,728
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at June 30, 2017.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($13) and ($26) for the three and six months ended June 30, 2017, respectively, and ($10) and ($21) for the three and six months ended June 30, 2016, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($220) and

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

($367) for the three and six months ended June 30, 2017, respectively, and ($175) and ($339) for the three and six months ended June 30, 2016, respectively.
Investment Funds
The Company invests in a portfolio of exchange traded funds and mutual funds as an economic hedge against the Company's deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $495 and $1,557 for the three and six months ended June 30, 2017, respectively, and $534 and $525 for the three and six months ended June 30, 2016, respectively.
Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.0 year, as of June 30, 2017, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
As of June 30, 2017 and December 31, 2016, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2017		December 31, 2016
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$17,060		$18,535
Securities Purchased Under Agreements to Resell	19,471	$19,440	12,585	$12,601
Total Assets	$36,531		$31,120
Liabilities
Securities Sold Under Agreements to Repurchase	$(36,543)	$(36,524)	$(31,150)	$(31,155)
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
The Company also has investments in G5 | Evercore, ABS Investment Management, LLC ("ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") and Luminis Partners ("Luminis"), which are voting interest entities. The Company's share of earnings (losses) on its investments in G5 | Evercore, ABS, Atalanta Sosnoff and Luminis are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
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
On December 31, 2014, ECP II was terminated. The Company's investment at June 30, 2017 of $851 is comprised of its remaining interest in the general partner, including $827 in cash and $24 in securities. In addition, as of March 31, 2017, Discovery Americas I, L.P. (the "Discovery Fund"), was fully distributed.
A summary of the Company's investment in the private equity funds as of June 30, 2017 and December 31, 2016 was as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2017	December 31, 2016
ECP II	$851	$933
Discovery Fund	—	7,463
Glisco II	7,517	6,897
Glisco III	686	529
Trilantic IV	340	211
Trilantic V	5,243	5,709
Total Private Equity Funds	$14,637	$21,742
Net realized and unrealized gains (losses) on private equity fund investments were ($2,532) and ($2,193) for the three and six months ended June 30, 2017, respectively, and $4,764 and $6,131 for the three and six months ended June 30, 2016, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2017, there was no previously distributed carried interest received from the Company's managed funds that was subject to repayment.
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
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $10,520 and $9,889 included in its Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2017 and December 31, 2016, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of June 30, 2017 was $12,869, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the six months ended June 30, 2017, $213 of this investment was allocated to Trilantic Fund V. From 2010 to 2016, $3,280 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $11,419 and $11,632 as of June 30, 2017 and December 31, 2016, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $1,175 was unfunded at June 30, 2017. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Cost Method Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for under the cost method of accounting and had a balance of $1,079 as of June 30, 2017 and December 31, 2016.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for under the cost method of accounting. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $2,317 and $2,463 as of June 30, 2017 and December 31, 2016, respectively.
Equity Method Investments
A summary of the Company's other investments accounted for under the equity method of accounting as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
G5 | Evercore	$11,118	$26,016
ABS	36,519	38,982
Atalanta Sosnoff	14,477	14,719
Luminis	5,557	—
Total	$67,671	$79,717
G5 | Evercore
In 2010, the Company made an investment accounted for under the equity method of accounting in G5 | Evercore. During the second quarter of 2017, following a sustained period of economic and political instability in Brazil and after concluding that the expected recovery in the M&A markets would be delayed for the foreseeable future, the Company performed an impairment assessment for its investment in G5 | Evercore and concluded that an other-than-temporary impairment had occurred. The Company recorded an impairment charge of $14,400, included in Special Charges on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017. See Note 4 for further information. At June 30, 2017, the Company's economic ownership interest in G5 | Evercore was 49%. This investment resulted in earnings (losses) of ($25) and ($51) for the three and six months ended June 30, 2017, respectively, and $277 and $29 for the three and six months ended June 30, 2016, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. In addition, the investment is subject to currency translation from Brazilian Real to the U.S. Dollar.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At June 30, 2017, the Company's economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,712 and $3,243 for the three and six months ended June 30, 2017, respectively, and $1,244 and $2,574 for the three and six months ended June 30, 2016, respectively. included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities. The Company accounted for its interest in Atalanta Sosnoff under the equity method of accounting from that date forward. At June 30, 2017, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $326 and $431 for the three and six months ended June 30, 2017, respectively, and $143 and $348 for the three and six months ended June 30, 2016, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Luminis
On January 1, 2017, the Company acquired a 19% interest in Luminis and accounted for its interest under the equity method of accounting. This investment resulted in earnings of $57 for the three and six months ended June 30, 2017, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $391 and $781 for the three and six months ended June 30, 2017, respectively, and $884 and $1,764 for the three and six months ended June 30, 2016, respectively.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at June 30, 2017 and December 31, 2016 are based on prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2017
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$43,664	$—	$43,664
Securities Investments (1)	4,411	1,825	—	6,236
Investment Funds	25,264	—	—	25,264
Financial Instruments Owned and Pledged as Collateral at Fair Value	17,060	—	—	17,060
Total Assets Measured At Fair Value	$46,735	$45,489	$—	$92,224

	December 31, 2016
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,630	$—	$44,630
Securities Investments (1)	3,794	1,728	—	5,522
Investment Funds	25,508	—	—	25,508
Financial Instruments Owned and Pledged as Collateral at Fair Value	18,535	—	—	18,535
Total Assets Measured At Fair Value	$47,837	$46,358	$—	$94,195

(1)
Includes $15,770 and $9,173 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016, respectively.

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
The Company had no transfers between fair value levels during the six months ended June 30, 2017 or the year ended December 31, 2016.

During the second quarter of 2017, the Company determined that the fair value of the Institutional Asset Management reporting unit was $14,401. The fair value of the reporting unit was estimated by utilizing both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. Goodwill is measured at fair value on a non-recurring basis as a Level III asset. See Note 4 for further information.

In addition, during the second quarter of 2017, the Company determined that the fair value of its equity method investment in G5 | Evercore was $11,555. The fair value of the investment was estimated by utilizing both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The equity method investment is measured at fair value on a non-recurring basis as a Level III asset. See Note 4 for further information.

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

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		June 30, 2017
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$394,442	$394,442	$—	$—	$394,442
Securities Purchased Under Agreements to Resell	19,471	—	19,471	—	19,471
Accounts Receivable	180,723	—	180,723	—	180,723
Receivable from Employees and Related Parties	15,950	—	15,950	—	15,950
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$30,486	$—	$30,486	$—	$30,486
Securities Sold Under Agreements to Repurchase	36,543	—	36,543	—	36,543
Payable to Employees and Related Parties	38,434	—	38,434	—	38,434
Notes Payable	168,220	—	172,198	—	172,198
Subordinated Borrowings	6,799	—	6,887	—	6,887

		December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$549,351	$549,351	$—	$—	$549,351
Securities Purchased Under Agreements to Resell	12,585	—	12,585	—	12,585
Accounts Receivable	230,522	—	230,522	—	230,522
Receivable from Employees and Related Parties	15,034	—	15,034	—	15,034
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$30,723	$—	$30,723	$—	$30,723
Securities Sold Under Agreements to Repurchase	31,150	—	31,150	—	31,150
Payable to Employees and Related Parties	27,366	—	27,366	—	27,366
Notes Payable	168,097	—	170,251	—	170,251
Subordinated Borrowings	16,550	—	16,803	—	16,803
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities:
The fair value of the Company's Closely-held Equity Security is based on comparable transactions executed by the issuer.
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2017, the Company was in compliance with all of these covenants.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Notes Payable is comprised of the following as of June 30, 2017 and December 31, 2016:

			Carrying Value (a)
Note	Maturity Date	Effective Annual Interest Rate	June 30, 2017	December 31, 2016
Evercore Partners Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,640	$37,597
Evercore Partners Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,304	66,254
Evercore Partners Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,469	47,445
Evercore Partners Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,807	16,801
Total			$168,220	$168,097
(a) Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
The Company has subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In February and April 2017, the Company repaid $6,000 and $3,751, respectively, of the original borrowings. The Company had $6,799 and $16,550 in subordinated borrowings pursuant to these agreements as of June 30, 2017 and December 31, 2016, respectively.
Note 11 – Evercore Partners Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on July 26, 2017, a quarterly cash dividend of $0.34 per share, to the holders of record of Class A Shares as of August 25, 2017, which will be paid on September 8, 2017. During the six months ended June 30, 2017, the Company declared and paid or accrued dividends of $0.68 per share, totaling $34,223.
Treasury Stock – During the six months ended June 30, 2017, the Company purchased 1,102 Class A Shares primarily from employees at values ranging from $50.90 to $81.52 per share (at an average cost per share of $77.97), primarily for the net settlement of stock-based compensation awards, and 1,990 Class A Shares at market values ranging from $67.37 to $75.00 per

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

share (at an average cost per share of $72.93) pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $231,065 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2017.
LP Units – During the six months ended June 30, 2017, 655 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $7 and $24,545, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2017.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2017, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,525) and ($43,337), respectively.
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
Changes in Noncontrolling Interest for the six months ended June 30, 2017 and 2016 were as follows:

	For the Six Months Ended June 30,
	2017	2016
Beginning balance	$256,033	$202,664

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	21,569	11,866
Other comprehensive income (loss)	304	(1,848)
Total comprehensive income	21,873	10,018

Evercore LP Units Purchased or Converted into Class A Shares	(26,360)	(6,192)
Amortization and Vesting of LP Units/Interests	(3,119)	52,498

Other Items:
Distributions to Noncontrolling Interests	(15,944)	(17,193)
Issuance of Noncontrolling Interest	8,279	885
Purchase of Noncontrolling Interest	(261)	(5,225)
Other, net	(148)	(281)
Total other items	(8,074)	(21,814)

Ending balance	$240,353	$237,174
Other Comprehensive Income - Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of $82 and $74 for the three and six months ended June 30, 2017, respectively, and $370 and ($367) for the three and six months ended June 30, 2016, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $178 and $230 for the three and six months ended June 30, 2017, respectively, and ($1,097) and ($1,481) for the three and six months ended June 30, 2016, respectively.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Interests Purchased - On March 3, 2017, the Company purchased, at fair value, an additional 13% of PCA for $7,071, resulting in a decrease to Noncontrolling Interest of $261 and a decrease to Additional Paid-In Capital of $6,810, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2017.
During the six months ended June 30, 2017, the Company purchased 30 LP Units and certain other rights from noncontrolling interest holders, resulting in a decrease to Noncontrolling Interest of $2,391 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2017.
On January 29, 2016, the Company purchased, at fair value, all of the noncontrolling interest in ECB for $6,482 resulting in a decrease to Noncontrolling Interest of $5,225 and a decrease to Additional Paid-In Capital of $1,257, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2016.
Note 13 – Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Partners Inc. common shareholders for the three and six months ended June 30, 2017 and 2016 are described and presented below.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$18,184	$24,087	$98,955	$29,405
Denominator:
Weighted average Class A Shares outstanding, including vested restricted stock units ("RSUs")	40,109	39,249	40,294	39,435
Basic net income per share attributable to Evercore Partners Inc. common shareholders	$0.45	$0.61	$2.46	$0.75
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Partners Inc. common shareholders	$18,184	$24,087	$98,955	$29,405
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)	(a)
Diluted net income attributable to Evercore Partners Inc. common shareholders	$18,184	$24,087	$98,955	$29,405
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,109	39,249	40,294	39,435
Assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,058	1,569	2,468	1,728
Shares that are contingently issuable (b)	2,539	2,785	2,557	3,098
Diluted weighted average Class A Shares outstanding	44,706	43,603	45,319	44,261
Diluted net income per share attributable to Evercore Partners Inc. common shareholders	$0.41	$0.55	$2.18	$0.66

(a)
The Company has outstanding LP Units in its subsidiary, Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and six months ended June 30, 2017 and 2016, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Partners Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Partners Inc. common shareholders if the effect would have been dilutive were 6,005 and 6,051 for the three and six months ended June 30, 2017, respectively, and 6,499 and 6,456 for the three and six months ended June 30, 2016, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $2,728 and $14,118 for the three and six months ended June 30, 2017, respectively, and $3,952 and $5,263 for the three and six months ended June 30, 2016, respectively. In computing this adjustment, the Company

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

assumes that all vested Class A LP Units and all Class E limited partnership units of Evercore LP ("Class E LP Units") are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Partners Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

(b)
At June 30, 2017 and 2016, the Company has outstanding Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") which are contingently exchangeable into Class E LP Units, and ultimately Class A Shares, as well as outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. See Note 14 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Partners Inc. common shareholders, the Company's Class G and H LP Interests and Class I-P LP Units will be included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that will be included in diluted weighted average Class A Shares outstanding will be based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Interests/Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted EPS were 2,539 and 2,557 for the three and six months ended June 30, 2017, respectively, and 2,785 and 3,098 for the three and six months ended June 30, 2016, respectively.

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
Note 14 – Share-Based and Other Deferred Compensation
Acquisition-related LP Units
Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that were unvested and vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested. The units will become exchangeable into Class A Shares of the Company subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $5,682 and $10,438 for the three and six months ended June 30, 2017, respectively, and $4,937 and $10,550 for the three and six months ended June 30, 2016, respectively.
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
Based on Evercore ISI's results for the first six months of 2017 as well as the Company's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business, the Company determined that the achievement of the remaining performance thresholds for the remaining Class G LP Interests was no longer probable at March 31, 2017 or June 30, 2017 and that the achievement of the remaining performance thresholds for certain of the Class H LP Interests was probable at June 30, 2017. This determination assumes a Management Basis EBIT margin of 11.7% and an annual Management Basis EBIT of $26,904 being achieved in 2017 and a Management Basis EBIT margin of 14.0% and an annual

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Management Basis EBIT of $34,357 being achieved in 2018 and 2019 for Evercore ISI, which would result in 2,005 Class H LP Interests vesting and becoming exchangeable into Class E LP Units. For the six months ended June 30, 2016, the Company had determined that the achievement of certain of the remaining performance thresholds for the Class G and H LP Interests was probable and assumed a Management Basis EBIT margin of 16.2% and an annual Management Basis EBIT of $38,820 being achieved over the performance period for Evercore ISI. Accordingly, $11,324 of expense was recorded and $14,900 of expense was reversed for the three and six months ended June 30, 2017, respectively, and $15,698 and $41,750 of expense was recorded for the three and six months ended June 30, 2016, respectively, for the Class G and H LP Interests.
The life to date actual accrued expense related to unvested Class H LP Interests as of June 30, 2017 was $67,582, which would be reversed if the actual performance fell below, or is deemed probable of falling below, the minimum thresholds prior to vesting. Conversely, assuming the maximum thresholds for the Class G and H LP Interests were considered probable of achievement at June 30, 2017, an additional $86,915 of expense would have been incurred in the second quarter ended June 30, 2017 and the remaining expense to be accrued over the future vesting period extending from July 1, 2017 to February 15, 2020 would be $78,515. In that circumstance, the total number of remaining Class G and H LP Interests that would vest and become exchangeable to Class E LP Units would be 4,514.
During the first quarter of 2017, the Company modified the terms of 19 Class E LP Units, 14 Class G LP Interests and 162 Class H LP Interests. The modification resulted in expense of $6,554 and $3,532 for the three and six months ended June 30, 2017, reflecting the reversal of all previous expense related to these awards and the subsequent amortization of the awards at the modified grant date fair value of $14,891. These awards were amortized ratably through June 30, 2017.
In July 2017, the Company exchanged all of the outstanding 4,148 Class H LP Interests for 1,012 vested and 938 unvested Class J limited partnership units of Evercore LP ("Class J LP Units"). These units will convert into an equal number of Class E LP Units, and ultimately become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which will entitle each holder one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company will expense the previously unrecognized fair value of the Class H LP Interests of $36,189 ratably over the remaining vesting period.
Stock Incentive Plan
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Partners Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 7,423 as of June 30, 2017.
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
Equity Grants
During the six months ended June 30, 2017, pursuant to the 2016 Plan, the Company granted employees 2,580 RSUs that are Service-based Awards. Service-based Awards granted during the six months ended June 30, 2017 had grant date fair values of $69.10 to $81.52 per share. During the six months ended June 30, 2017, 2,335 Service-based Awards vested and 98 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $39,497 and $78,239 for the three

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

and six months ended June 30, 2017, respectively, and $28,516 and $57,278 for the three and six months ended June 30, 2016, respectively.
Executive Chairman
In November 2016, in conjunction with the appointment of the Executive Chairman, the Company issued the following awards:
The Company granted a restricted cash award with a target payment amount of $35,000, of which $11,000 is scheduled to vest on March 1, 2019 and $6,000 is scheduled to vest on each of the first four anniversaries of March 1, 2019, provided that the Executive Chairman continues to remain employed through each such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a six month prior written notice requirement) or a change in control. The Company has the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award. Compensation expense related to this award was $1,202 and $2,390 for the three and six months ended June 30, 2017, respectively.
The Company granted 900 RSUs with a grant date fair value of $65.38 per share, of which 18% vested on December 31, 2016 and were fully expensed during the year ended December 31, 2016. An additional 14% of these RSUs vest on each of March 1, 2018, 2019, 2020 and 2021, and 26% on March 1, 2022, provided that the Executive Chairman continues to remain employed through the applicable vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These awards will be expensed ratably over the remaining vesting period. Compensation expense, included in compensation expense related to Service-based Awards above, related to this award was $2,328 and $4,630 for the three and six months ended June 30, 2017, respectively.
The Company issued 400 Class I-P Units. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,152 and $2,291 for the three and six months ended June 30, 2017, respectively.
Deferred Cash Compensation Program
The Company's deferred cash compensation program provided participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. The Company granted $3,750, $41,147 and $3,926 of deferred cash awards pursuant to the deferred cash compensation program during 2017, 2016 and 2012, respectively. Compensation expense related to this deferred cash compensation program was $4,221 and $7,430 for the three and six months ended June 30, 2017, respectively, and $4,557 and $7,117 for the three and six months ended June 30, 2016, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 and January 1, 2017. These awards, which aggregate $43,241 of liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2017, will be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013) and in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $6,700 and $12,558 for the three and six months ended June 30, 2017, respectively, and $3,739 and $7,478 for the three and six months ended June 30, 2016,

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

respectively. In conjunction with this plan, the Company distributed cash payments of $19,401 for the six months ended June 30, 2017.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $4,857 and $9,030 for the three and six months ended June 30, 2017, respectively, and $5,699 and $10,531 for the three and six months ended June 30, 2016, respectively. The remaining unamortized amount of these awards was $28,028 as of June 30, 2017.
Separation Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $2,859 and $3,468 for the three and six months ended June 30, 2017, respectively, and $1,195 and $3,223 for the three and six months ended June 30, 2016, respectively. In conjunction with these arrangements, the Company distributed cash payments of $2,235 and $2,346 for the three and six months ended June 30, 2017, respectively, and $623 and $1,762 for the three and six months ended June 30, 2016, respectively.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2025. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $10,371 and $19,888 for the three and six months ended June 30, 2017, respectively, and $7,769 and $15,753 for the three and six months ended June 30, 2016, respectively.
Private Equity – As of June 30, 2017, the Company had unfunded commitments for capital contributions of $3,584 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Under the terms of the acquisition agreement for Protego Casa de Bolsa, S.A. de C.V., the Company was obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. Beginning in 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of June 30, 2017, the Company recorded Goodwill of $13,573 pursuant to this agreement. The Company’s investment in the Discovery Fund was fully distributed as of June 30, 2017. See Note 8 for further information.
Lines of Credit
On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. The Company was in compliance with these covenants as of June 30, 2017. Drawings under this facility bear interest at the prime rate. On February 2, 2017, East drew down $30,000 on this facility, which was repaid on March 10, 2017. The facility was renewed on June 14, 2017, and the maturity date was extended to June 22, 2018.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $11,100 and is secured by trading securities. No interest is

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At June 30, 2017, the Company had a remaining commitment for contingent consideration related to its acquisition of Kuna & Co. KG in 2015.
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
On September 19, 2016, EGL was named as a defendant in the First Amended and Supplemented Verified Class Action Complaint (the "Complaint"), filed in the Chancery Court of the State of Delaware in a case entitled City of Daytona Beach Police and Fire Pension Fund v. ExamWorks Group, Inc., et al. (C.A. No. 12481-VCL). The Complaint was brought on behalf of a purported class consisting of all ExamWorks common stockholders and purports to assert a claim against EGL for aiding and abetting breaches of fiduciary duties by ExamWorks officers and directors in connection with a merger transaction between ExamWorks and affiliates of Leonard Green & Partners, L.P. that was agreed to on April 26, 2016 and consummated on July 27, 2016. The Complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. The parties reached an agreement in principle to settle the case prior to trial which would result in no liability to EGL.  The settlement is subject to court approval.
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of June 30, 2017 and December 31, 2016 was $184,666 and $119,644, respectively, which exceeded the minimum net capital requirement by $184,416 and $119,394, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2017.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC's operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of June 30, 2017.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 17 – Income Taxes
The Company's Provision for Income Taxes was $22,459 and $40,751 for the three and six months ended June 30, 2017, respectively, and $30,676 and $40,410 for the three and six months ended June 30, 2016, respectively. The effective tax rate was 46% and 25% for the three and six months ended June 30, 2017, respectively, and 48% and 49% for the three and six months ended June 30, 2016, respectively. The effective tax rate for the three and six months ended June 30, 2017 reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements of ($23,172) being recognized in the Company's Provision for Income Taxes for the six months ended June 30, 2017 and resulted in a reduction in the effective tax rate of 14 percentage points for the six months ended June 30, 2017. The effective tax rate for 2017 and 2016 also reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. In addition, the effective tax rate for the three and six months ended June 30, 2017 was impacted by a valuation allowance on deferred tax assets related to Evercore Brazil.
The Company reported a decrease in deferred tax assets of $205 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $629 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2017. The Company reported an increase in deferred tax assets of $290 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $4,549 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2016.
As of June 30, 2017, the Company had no unrecognized tax benefits.
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
The Company's segment information for the three and six months ended June 30, 2017 and 2016 is prepared using the following methodology:

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

•
Special Charges - Includes expenses in 2017 related to the impairment of goodwill in the Company's Institutional Asset Management reporting unit and the impairment of the Company's investment in G5 | Evercore.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, as well as the reversal of a provision for certain settlements in 2016 which was previously established in the fourth quarter of 2015.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company's acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's consolidated Net Revenues for the three and six months ended June 30, 2017.
The following information presents each segment's contribution.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Investment Banking
Net Revenues (1)	$356,409	$328,157	$727,179	$567,870
Operating Expenses	269,717	246,916	551,309	439,180
Other Expenses (2)	33,894	23,404	14,915	58,432
Operating Income	52,798	57,837	160,955	70,258
Income (Loss) from Equity Method Investments	113	290	(36)	18
Pre-Tax Income	$52,911	$58,127	$160,919	$70,276
Identifiable Segment Assets	$1,135,094	$964,009	$1,135,094	$964,009
Investment Management
Net Revenues (1)	$14,061	$22,499	$30,538	$40,499
Operating Expenses	13,109	17,300	26,414	31,514
Other Expenses (2)	7,484	431	7,484	513
Operating Income (Loss)	(6,532)	4,768	(3,360)	8,472
Income from Equity Method Investments	1,957	1,374	3,716	2,933
Pre-Tax Income (Loss)	$(4,575)	$6,142	$356	$11,405
Identifiable Segment Assets	$316,192	$342,641	$316,192	$342,641
Total
Net Revenues (1)	$370,470	$350,656	$757,717	$608,369
Operating Expenses	282,826	264,216	577,723	470,694
Other Expenses (2)	41,378	23,835	22,399	58,945
Operating Income	46,266	62,605	157,595	78,730
Income from Equity Method Investments	2,070	1,664	3,680	2,951
Pre-Tax Income	$48,336	$64,269	$161,275	$81,681
Identifiable Segment Assets	$1,451,286	$1,306,650	$1,451,286	$1,306,650

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Investment Banking (A)	$(1,122)	$983	$(2,290)	$70
Investment Management (B)	179	244	310	(185)
Total Other Revenue, net	$(943)	$1,227	$(1,980)	$(115)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2,425 and $5,006 for the three and six months ended June 30, 2017, respectively, and $2,876 and $4,354 for the three and six months ended June 30, 2016, respectively.

(B)	Investment Management Other Revenue, net, includes interest expense on the Notes Payable and the line of credit of $670 for six months ended June 30, 2016.

(2)	Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$17,102	$20,738	$(4,269)	$52,497
Special Charges	14,400	—	14,400	—
Acquisition and Transition Costs	—	(733)	—	(733)
Fair Value of Contingent Consideration	—	581	—	687
Intangible Asset and Other Amortization	2,392	2,818	4,784	5,981
Total Investment Banking	33,894	23,404	14,915	58,432
Investment Management
Special Charges	7,107	—	7,107	—
Acquisition and Transition Costs	377	404	377	404
Intangible Asset and Other Amortization	—	27	—	109
Total Investment Management	7,484	431	7,484	513
Total Other Expenses	$41,378	$23,835	$22,399	$58,945
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net Revenues: (1)
United States	$274,484	$218,945	$537,649	$392,855
Europe and Other	96,589	120,470	219,500	192,681
Latin America	340	10,014	2,548	22,948
Total	$371,413	$349,429	$759,697	$608,484
(1) Excludes Other Revenue and Interest Expense.

EVERCORE PARTNERS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company's total assets are located in the following geographical areas:

	June 30, 2017	December 31, 2016
Total Assets:
United States	$1,160,457	$1,376,101
Europe and Other	219,021	190,380
Latin America	71,808	95,865
Total	$1,451,286	$1,662,346

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Evercore Partners Inc.'s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.
Forward-Looking Statements
This report contains or incorporates by reference, and our management may otherwise make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as "outlook", "backlog", "believes", "expects", "potential", "probable", "continues", "may", "should", "seeks", "approximately", "predicts", "intends", "plans", "estimates", "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.
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
We maintain compensation programs, including base salary, cash, deferred cash and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation, including deferred compensation, reflects our plan to maintain competitive compensation levels to retain key personnel, and it reflects the impact of newly-hired senior professionals, including related grants of equity awards which are generally valued at their grant date.
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

•	Special Charges - Includes expenses in 2017 related to the impairment of goodwill in our Institutional Asset Management reporting unit and the impairment of our investment in G5 | Evercore.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, as well as the reversal of a provision for certain settlements in 2016 which was previously established in the fourth quarter of 2015.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of our acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in G5 | Evercore, ABS, Atalanta Sosnoff and Luminis are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.
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

We generally allocate net income or loss to participating noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits or losses to the controlling and noncontrolling interest holders, then the net income or loss of these entities is allocated based on these special allocations.

Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2017 and 2016. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$357,531	$327,174	9%	$729,469	$567,800	28%
Investment Management Revenue	13,882	22,255	(38%)	30,228	40,684	(26%)
Other Revenue, Including Interest	3,859	5,764	(33%)	7,598	7,141	6%
Total Revenues	375,272	355,193	6%	767,295	615,625	25%
Interest Expense	4,802	4,537	6%	9,578	7,256	32%
Net Revenues	370,470	350,656	6%	757,717	608,369	25%
Expenses
Operating Expenses	282,826	264,216	7%	577,723	470,694	23%
Other Expenses	41,378	23,835	74%	22,399	58,945	(62%)
Total Expenses	324,204	288,051	13%	600,122	529,639	13%
Income Before Income from Equity Method Investments and Income Taxes	46,266	62,605	(26%)	157,595	78,730	100%
Income from Equity Method Investments	2,070	1,664	24%	3,680	2,951	25%
Income Before Income Taxes	48,336	64,269	(25%)	161,275	81,681	97%
Provision for Income Taxes	22,459	30,676	(27%)	40,751	40,410	1%
Net Income	25,877	33,593	(23%)	120,524	41,271	192%
Net Income Attributable to Noncontrolling Interest	7,693	9,506	(19%)	21,569	11,866	82%
Net Income Attributable to Evercore Partners Inc.	$18,184	$24,087	(25%)	$98,955	$29,405	237%
Diluted Net Income Per Share Attributable to Evercore Partners Inc. Common Shareholders	$0.41	$0.55	(25%)	$2.18	$0.66	230%
As of June 30, 2017 and 2016 we employed approximately 1,525 and 1,450 people, respectively, worldwide.
Three Months Ended June 30, 2017 versus June 30, 2016
Net Revenues were $370.5 million for the three months ended June 30, 2017, an increase of $19.8 million, or 6%, versus Net Revenues of $350.7 million for the three months ended June 30, 2016. Investment Banking Revenue increased 9% and Investment Management Revenue decreased 38% compared to the three months ended June 30, 2016. On September 30, 2016, we transferred ownership of our Mexican Private Equity business and related entities to Glisco. The results of the Mexican Private Equity business were consolidated for the three months ended June 30, 2016, which included Net Revenues of $6.5 million and Total Expenses of $0.6 million. Other Revenue for the three months ended June 30, 2017 was 33% lower than for the three months ended June 30, 2016, which was partially attributable to foreign currency gains recorded during the three months ended June 30, 2016 resulting from currency fluctuations following the Brexit vote in June 2016.
Total Operating Expenses were $282.8 million for the three months ended June 30, 2017, as compared to $264.2 million for the three months ended June 30, 2016, an increase of $18.6 million, or 7%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $219.7 million for the three months ended June 30, 2017, an increase of $19.1 million, or 10%, versus expense of $200.6 million for the three months ended June 30, 2016. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 6%

increase in Net Revenues. Headcount increased 5% from June 30, 2016 to June 30, 2017. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 14 to our unaudited condensed consolidated financial statements for further information. Non-compensation expenses as a component of Operating Expenses were $63.1 million for the three months ended June 30, 2017, a decrease of $0.5 million, or 1%, versus non-compensation operating expenses of $63.6 million for the three months ended June 30, 2016. Non-compensation operating expenses for the three months ended June 30, 2017 included execution and clearing costs of $3.5 million, compared to $4.2 million for the three months ended June 30, 2016.
Total Other Expenses of $41.4 million for the three months ended June 30, 2017 included Special Charges of $21.5 million, related to an impairment charge of $14.4 million associated with the impairment of our investment in G5 | Evercore and an impairment charge of $7.1 million related to the impairment of goodwill in the Institutional Asset Management reporting unit. Other Expenses for the three months ended June 30, 2017 also included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $17.1 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.4 million and intangible asset and other amortization of $2.4 million. Total Other Expenses of $23.8 million for the three months ended June 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $20.7 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.3) million, changes to the fair value of contingent consideration of $0.6 million and intangible asset and other amortization of $2.8 million.
The life to date actual accrued expense related to unvested Class H LP Interests as of June 30, 2017 was $67.6 million, which would be reversed if the actual performance fell below, or is deemed probable of falling below, the minimum thresholds prior to vesting. Conversely, assuming the maximum thresholds for the Class G and H LP Interests were considered probable of achievement at June 30, 2017, an additional $86.9 million of expense would have been incurred for the three months ended June 30, 2017 and the remaining expense to be accrued over the future vesting period extending from July 1, 2017 to February 15, 2020 would be $78.5 million. In that circumstance, the total number of Class G and H LP Interests that would vest and become exchangeable to Class E LP Units would be 4.5 million.
In July 2017, the Company exchanged all of the outstanding 4.1 million Class H LP Interests for 1.0 million vested and 0.9 million unvested Class J LP Units. These units will convert into an equal number of Class E LP Units, and ultimately become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which will entitle each holder one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company will expense the previously unrecognized fair value of the Class H LP Interests of $36.2 million ratably over the remaining vesting period.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64% for the three months ended June 30, 2017, compared to 63% for the three months ended June 30, 2016.
Income from Equity Method Investments was $2.1 million for the three months ended June 30, 2017, as compared to $1.7 million for the three months ended June 30, 2016. The increase was primarily a result of an increase in earnings from ABS and Atalanta Sosnoff.
The provision for income taxes for the three months ended June 30, 2017 was $22.5 million, which reflected an effective tax rate of 46%. The provision for income taxes for the three months ended June 30, 2016 was $30.7 million, which reflected an effective tax rate of 48%. The provision for income taxes for 2017 and 2016 reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. In addition, the effective tax rate for the three months ended June 30, 2017 was impacted by a valuation allowance on deferred tax assets related to Evercore Brazil.
Net Income Attributable to Noncontrolling Interest was $7.7 million for the three months ended June 30, 2017 compared to $9.5 million for the three months ended June 30, 2016. The decrease in Net Income Attributable to Noncontrolling Interest reflects lower income allocated to Evercore LP during the three months ended June 30, 2017.

Six Months Ended June 30, 2017 versus June 30, 2016
Net Revenues were $757.7 million for the six months ended June 30, 2017, an increase of $149.3 million, or 25%, versus Net Revenues of $608.4 million for the six months ended June 30, 2016. Investment Banking Revenue increased 28% and Investment Management Revenue decreased 26% compared to the six months ended June 30, 2016. The results of the Mexican Private Equity business were consolidated for the six months ended June 30, 2016, which included Net Revenues of $8.9 million and Total Expenses of $1.7 million. Other Revenue for the six months ended June 30, 2017 was 6% higher than for the six months ended June 30, 2016.
Total Operating Expenses were $577.7 million for the six months ended June 30, 2017, as compared to $470.7 million for the six months ended June 30, 2016, an increase of $107.0 million, or 23%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $446.7 million for the six months ended June 30, 2017, an increase of $97.9 million, or 28%, versus expense of $348.8 million for the six months ended June 30, 2016. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred compensation arrangements as well as increased annual incentive compensation related to the 25% increase in Net Revenues. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 14 to our unaudited condensed consolidated financial statements for further information. Non-compensation expenses as a component of Operating Expenses were $131.0 million for the six months ended June 30, 2017, an increase of $9.1 million, or 7%, over non-compensation operating expenses of $121.9 million for the six months ended June 30, 2016. Non-compensation operating expenses increased compared to the six months ended June 30, 2016 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees. Non-compensation operating expenses for the six months ended June 30, 2017 included execution and clearing costs of $7.2 million, compared to $9.1 million for the six months ended June 30, 2016.
Total Other Expenses of $22.4 million for the six months ended June 30, 2017 included Special Charges of $21.5 million, related to an impairment charge of $14.4 million associated with the impairment of our investment in G5 | Evercore and an impairment charge of $7.1 million related to the impairment of goodwill in the Institutional Asset Management reporting unit in the second quarter of 2017. Other Expenses for the six months ended June 30, 2017 also included compensation costs associated with the vesting of LP Units and Interests and certain other awards of ($4.3) million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI. The Company incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. See Note 14 to our unaudited condensed consolidated financial statements for further information. Other Expenses for the six months ended June 30, 2017 also included Acquisition and Transition Costs of $0.4 million and intangible asset and other amortization of $4.8 million. Total Other Expenses of $58.9 million for the six months ended June 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $52.5 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.3) million, changes to the fair value of contingent consideration of $0.7 million and intangible asset and other amortization of $6.1 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 58% for the six months ended June 30, 2017, compared to 66% for the six months ended June 30, 2016.
Income from Equity Method Investments was $3.7 million for the six months ended June 30, 2017, as compared to $3.0 million for the six months ended June 30, 2016. The increase was primarily a result of an increase in earnings from ABS.
The provision for income taxes for the six months ended June 30, 2017 was $40.8 million, which reflected an effective tax rate of 25%. The provision for income taxes for the six months ended June 30, 2016 was $40.4 million, which reflected an effective tax rate of 49%. The effective tax rate for the six months ended June 30, 2017 reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements of ($23.2) million being recognized in the Company's Provision for Income Taxes for the six months ended June 30, 2017, and resulted in a reduction in the effective tax rate of 14 percentage points for the period. The provision for income taxes for 2017 and 2016 also reflects the effect of certain nondeductible expenses, including expenses related to Class E LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. In addition, the effective tax rate for the six months ended June 30, 2017 was impacted by a valuation allowance on deferred tax assets related to Evercore Brazil.
Net Income Attributable to Noncontrolling Interest was $21.6 million for the six months ended June 30, 2017 compared to $11.9 million for the six months ended June 30, 2016. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income allocated to Evercore LP during the six months ended June 30, 2017.
Impairment of Assets
In accordance with ASC 350, the Company performed an impairment assessment of the goodwill remaining in the Institutional Asset Management reporting unit following the classification of the Institutional Trust and Independent Fiduciary business of ETC as Held for Sale. In determining the fair value of this reporting unit, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 17.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a compound annual growth rate in revenues of 11%.
As a result of the above analysis, the Company determined that the fair value of the remaining business in the Institutional Asset Management reporting unit was less than its carrying value. The Company adopted ASU 2017-04 during the second quarter of 2017. Accordingly, the Company recorded a goodwill impairment charge in the Investment Management segment of $7.1 million, which is included within Special Charges on the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017. This charge resulted in a decrease of $3.7 million to Net Income Attributable to Evercore Partners Inc. (after adjustments for noncontrolling interest and income taxes) for the three and six months ended June 30, 2017.
In addition, during the second quarter of 2017, following a sustained period of economic and political instability in Brazil and after concluding that the expected recovery in the M&A markets in Brazil would be delayed for the foreseeable future, management of G5 | Evercore experienced a decline in previously forecasted advisory backlog and revised their revenue forecast. As a result, the Company performed an assessment of the carrying value of its equity interest in G5 | Evercore for other-than-temporary impairment in accordance with ASC 323-10. In determining the fair value of its investment, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of G5 | Evercore, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of G5 | Evercore and applied a discount rate of 17.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes slight growth in revenues and earnings by the end of 2018, and, over the longer term, assumes a compound annual growth rate in revenues of 5% from the trailing twelve month period ended May 31, 2017.
As a result of the above analysis, the Company determined that the fair value of its investment in G5 | Evercore was less than its carrying value and concluded this loss in value was other-than-temporary. Accordingly, the Company recorded an impairment charge in the Investment Banking segment of $14.4 million, which is included in Special Charges on the Consolidated Statement of Operations for the three and six months ended June 30, 2017, resulting in a decrease in its investment in G5 | Evercore to its fair value of $11.6 million as of May 31, 2017.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$294,804	$256,758	15%	$607,088	$436,860	39%
Commissions and Related Fees	53,571	57,178	(6%)	103,245	114,396	(10%)
Underwriting Fees	9,156	13,238	(31%)	19,136	16,544	16%
Total Investment Banking Revenue (1)	357,531	327,174	9%	729,469	567,800	28%
Other Revenue, net (2)	(1,122)	983	NM	(2,290)	70	NM
Net Revenues	356,409	328,157	9%	727,179	567,870	28%
Expenses
Operating Expenses	269,717	246,916	9%	551,309	439,180	26%
Other Expenses	33,894	23,404	45%	14,915	58,432	(74%)
Total Expenses	303,611	270,320	12%	566,224	497,612	14%
Operating Income (3)	52,798	57,837	(9%)	160,955	70,258	129%
Income (Loss) from Equity Method Investments (4)	113	290	(61%)	(36)	18	NM
Pre-Tax Income	$52,911	$58,127	(9%)	$160,919	$70,276	129%

(1)
Includes client related expenses of $2.2 million and $8.9 million for the three and six months ended June 30, 2017, respectively, and $6.5 million and $10.5 million for the three and six months ended June 30, 2016, respectively.

(2)
Includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2.4 million and $5.0 million for the three and six months ended June 30, 2017, respectively, and $2.9 million and $4.4 million for the three and six months ended June 30, 2016, respectively.

(3)
Includes Noncontrolling Interest of $1.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively, and $1.0 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

(4)	Equity in G5 | Evercore - Advisory and Luminis is classified as Income (Loss) from Equity Method Investments.

For the three months ended June 30, 2017, the dollar value of North American announced and completed M&A activity decreased 28% and 13%, respectively, compared to the three months ended June 30, 2016, while the dollar value of Global announced and completed M&A activity for the three months ended June 30, 2017 decreased 4% and 6%, respectively, compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, the dollar value of North American announced and completed M&A activity decreased 12% and 9%, respectively, compared to the six months ended June 30, 2016, while the dollar value of Global announced and completed M&A activity increased 2% and decreased 9%, respectively, compared to the six months ended June 30, 2016:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$323	$451	(28%)	$639	$724	(12%)
Value of North American M&A Deals Completed	$377	$431	(13%)	$729	$801	(9%)
Value of Global M&A Deals Announced	$825	$863	(4%)	$1,583	$1,550	2%
Value of Global M&A Deals Completed	$766	$814	(6%)	$1,448	$1,596	(9%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	192	201	(4%)	296	296	—%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	61	58	5%	114	99	15%

*	Source: Thomson Reuters July 1, 2017

**	Includes revenue generating clients only
Investment Banking Results of Operations
Three Months Ended June 30, 2017 versus June 30, 2016
Net Investment Banking Revenues were $356.4 million for the three months ended June 30, 2017 compared to $328.2 million for the three months ended June 30, 2016, which represented an increase of 9%. We earned advisory fees from 192 clients for the three months ended June 30, 2017 compared to 201 for the three months ended June 30, 2016, representing a 4% decrease. We had 61 fees in excess of $1.0 million for the three months ended June 30, 2017, compared to 58 for the three months ended June 30, 2016, representing a 5% increase. The increase in revenues from the three months ended June 30, 2016 primarily reflects an increase of $38.0 million, or 15%, in Advisory fees, principally driven by higher value deals in our U.S. business as well as higher fees earned from advising on capital transactions for private funds. This increase was partially offset by a decrease of $4.1 million, or 31%, in Underwriting Fees, principally driven by lower volume in our U.S. business and a decrease of $3.6 million, or 6%, in our Commissions and Related Fees, principally driven by lower trading volumes across all execution channels at Evercore ISI.
Operating Expenses were $269.7 million for the three months ended June 30, 2017 compared to $246.9 million for the three months ended June 30, 2016, an increase of $22.8 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $210.4 million for the three months ended June 30, 2017, as compared to $188.2 million for the three months ended June 30, 2016, an increase of $22.2 million, or 12%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 9% increase in Net Revenues. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 14 to our unaudited condensed consolidated financial statements for further information. Non-compensation expenses, as a component of Operating Expenses, were $59.3 million for the three months ended June 30, 2017, as compared to $58.7 million for the three months ended June 30, 2016, an increase of $0.6 million, or 1%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business and increased new business costs associated with higher levels of global transaction activity.

Other Expenses of $33.9 million for the three months ended June 30, 2017 included compensation costs associated with the vesting of LP Units and certain other awards of $17.1 million, Special Charges of $14.4 million associated with the impairment of our investment in G5 | Evercore and intangible asset and other amortization of $2.4 million. Other Expenses of $23.4 million for the three months ended June 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $20.7 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.7) million, reflecting the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015, changes to the fair value of contingent consideration of $0.6 million and intangible asset and other amortization of $2.8 million.
Six Months Ended June 30, 2017 versus June 30, 2016
Net Investment Banking Revenues were $727.2 million for the six months ended June 30, 2017, compared to $567.9 million for the six months ended June 30, 2016, which represented an increase of 28%. We earned advisory fees from 296 clients for the six months ended June 30, 2017, flat compared to the six months ended June 30, 2016. We had 114 fees in excess of $1.0 million for the six months ended June 30, 2017, compared to 99 for the six months ended June 30, 2016, representing a 15% increase. The increase in revenues from the six months ended June 30, 2016 primarily reflects an increase of $170.2 million, or 39%, in Advisory fees, principally driven by a higher value of deals in our U.S. business as well as higher fees earned from advising on capital transactions for private funds. The increase in revenues was also partially attributed to an increase of $2.6 million, or 16%, in Underwriting Fees, principally related to improved market conditions during the first quarter of 2017. These increases were partially offset by a decrease of $11.2 million, or 10%, in our Commissions and Related Fees, principally driven by lower trading volumes across all execution channels at Evercore ISI.
Operating Expenses were $551.3 million for the six months ended June 30, 2017 compared to $439.2 million for the six months ended June 30, 2016, an increase of $112.1 million, or 26%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $427.9 million for the six months ended June 30, 2017, as compared to $326.1 million for the six months ended June 30, 2016, an increase of $101.8 million, or 31%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 28% increase in Net Revenues. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 14 to our unaudited condensed consolidated financial statements for further information. Non-compensation expenses, as a component of Operating Expenses, were $123.4 million for the six months ended June 30, 2017, as compared to $113.1 million for the six months ended June 30, 2016, an increase of $10.3 million, or 9%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $14.9 million for the six months ended June 30, 2017 included Special Charges of $14.4 million, associated with the impairment of our investment in G5 | Evercore, intangible asset and other amortization of $4.8 million and compensation costs associated with the vesting of LP Units and Interests and certain other awards of ($4.3) million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI. The Company incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. Other Expenses of $58.4 million for the six months ended June 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $52.5 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.7) million, reflecting the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015, changes to the fair value of contingent consideration of $0.7 million and intangible asset and other amortization of $6.0 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$9,861	$9,090	8%	$19,504	$17,869	9%
Institutional Asset Management	5,610	5,906	(5%)	11,249	11,585	(3%)
Private Equity	—	1,348	NM	—	2,697	NM
Total Investment Advisory and Management Fees	15,471	16,344	(5%)	30,753	32,151	(4%)
Realized and Unrealized Gains (Losses):
Institutional Asset Management	943	1,147	(18%)	1,668	2,402	(31%)
Private Equity	(2,532)	4,764	NM	(2,193)	6,131	NM
Total Realized and Unrealized Gains (Losses)	(1,589)	5,911	NM	(525)	8,533	NM
Investment Management Revenue (1)	13,882	22,255	(38%)	30,228	40,684	(26%)
Other Revenue, net (2)	179	244	(27%)	310	(185)	NM
Net Investment Management Revenues	14,061	22,499	(38%)	30,538	40,499	(25%)
Expenses
Operating Expenses	13,109	17,300	(24%)	26,414	31,514	(16%)
Other Expenses	7,484	431	NM	7,484	513	NM
Total Expenses	20,593	17,731	16%	33,898	32,027	6%
Operating Income (Loss) (3)	(6,532)	4,768	NM	(3,360)	8,472	NM
Income from Equity Method Investments (4)	1,957	1,374	42%	3,716	2,933	27%
Pre-Tax Income (Loss)	$(4,575)	$6,142	NM	$356	$11,405	(97%)

(1)	Includes client related expenses of $0.04 million and $0.05 million for the three and six months ended June 30, 2017, respectively, and $0.4 million for the three and six months ended June 30, 2016.

(2)	Includes interest expense on the Notes Payable and the line of credit of $0.7 million for the six months ended June 30, 2016.

(3)
Includes Noncontrolling Interest of $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively, and $0.8 million and $1.3 million for the three and six months ended June 30, 2016, respectively.

(4)	Equity in G5 | Evercore - Wealth Management, ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
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
On May 8, 2017, we entered into an agreement to sell the Institutional Trust and Independent Fiduciary business, which is a part of ETC. See Note 4 to our unaudited condensed consolidated financial statements for further information.

In 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco. This transaction closed on September 30, 2016. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Prior to the Glisco transaction, we earned management fees on Glisco II and Glisco III of 2.25% and 2.0%, respectively, per annum of committed capital during its investment period, and 2.25% and 2.0%, respectively, per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earned carried interest of 20% based on the fund's performance, provided it exceeded preferred return hurdles to its limited partners. We owned 8%-9% of the carried interest earned by the general partner of ECP II up until the fund's termination on December 31, 2014. A significant portion of any gains recognized related to ECP II, Glisco II and Glisco III, and any carried interest recognized by them, were distributed to certain of our private equity professionals.
The Company's investment in the Discovery Fund was fully distributed as of June 30, 2017.
In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of June 30, 2017, there was no previously distributed carried interest received from our managed funds that was subject to repayment.
We made investments accounted for under the equity method of accounting in G5 | Evercore and ABS during the fourth quarters of 2010 and 2011, respectively, the results of which are included within Income from Equity Method Investments. On December 31, 2015, we amended the Operating Agreement of Atalanta Sosnoff, resulting in the deconsolidation of its assets and liabilities, and we accounted for its interest as an equity method investment from that date forward.
Assets Under Management
AUM for our Investment Management businesses of $8.7 billion at June 30, 2017 increased compared to $8.0 billion at December 31, 2016. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 66% and 64% of Level I investments, 30% and 32% of Level II investments and 4% of Level III investments as of June 30, 2017 and December 31, 2016, respectively. Institutional Asset Management maintained 83% and 82% of Level I investments and 17% and 18% of Level II investments as of June 30, 2017 and December 31, 2016, respectively.
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
The following table summarizes AUM activity for the six months ended June 30, 2017:

	Wealth Management	Institutional Asset Management	Total
	(dollars in millions)
Balance at December 31, 2016	$6,473	$1,526	$7,999
Inflows	566	859	1,425
Outflows	(548)	(720)	(1,268)
Market Appreciation	344	201	545
Balance at June 30, 2017	$6,835	$1,866	$8,701

Unconsolidated Affiliates - Balance at June 30, 2017:
Atalanta Sosnoff	$—	$5,381	$5,381
G5 | Evercore	$1,899	$—	$1,899
ABS	$—	$4,927	$4,927
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of June 30, 2017:

	Wealth Management	Institutional Asset Management
Equities	58%	15%
Fixed Income	30%	85%
Liquidity (1)	7%	—%
Alternatives	5%	—%
Total	100%	100%
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
For the six months ended June 30, 2017, AUM for Wealth Management increased 6%, primarily reflecting an increase due to market appreciation. Wealth Management outperformed the S&P 500 on a 1 year basis by 4% and lagged the S&P 500 on a 3 year basis by 2% during the period and lagged the fixed income composite on a 1 year basis by 20 basis points and tracked the fixed income composite on a 3 year basis. For the period, the S&P 500 was up 9%, while the fixed income composite increased by 3%.
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
For the six months ended June 30, 2017, AUM for Institutional Asset Management increased 22%, reflecting a 13% increase due to market appreciation and a 9% increase due to flows. ECB's AUM increase from market appreciation partially reflects the impact of the fluctuation of foreign currency.
AUM from our unconsolidated affiliates increased 5% from December 31, 2016, related to positive performance in Atalanta Sosnoff, G5 | Evercore and ABS.

Three Months Ended June 30, 2017 versus June 30, 2016
Net Investment Management Revenues were $14.1 million for the three months ended June 30, 2017, compared to $22.5 million for the three months ended June 30, 2016. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 5% from the three months ended June 30, 2016, primarily reflecting a lack of fees in Private Equity during the second quarter of 2017, partially offset by higher fees in Wealth Management of $0.8 million related to growth in AUM. Fee-based revenues included $0.01 million of revenues from performance fees for the three months ended June 30, 2017, compared to $0.1 million of revenues from performance fees for the three months ended June 30, 2016. Realized and Unrealized Gains (Losses) decreased from the prior year primarily resulting from losses related to the wind-down of a Private Equity fund in Mexico in the second quarter of 2017. Income from Equity Method Investments increased from the three months ended June 30, 2016 primarily as a result of an increase in earnings from ABS and Atalanta Sosnoff.
Operating Expenses were $13.1 million for the three months ended June 30, 2017, as compared to $17.3 million for the three months ended June 30, 2016, a decrease of $4.2 million, or 24%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $9.3 million for the three months ended June 30, 2017, as compared to $12.4 million for the three months ended June 30, 2016, a decrease of $3.1 million, or 25%. The decrease was primarily due to the transfer of ownership of our Mexican Private Equity business and related entities to Glisco on September 30, 2016. Non-compensation expenses, as a component of Operating Expenses, were $3.8 million for the three months ended June 30, 2017, as compared to $4.9 million for the three months ended June 30, 2016, a decrease of $1.1 million, or 22%.
Other Expenses of $7.5 million for the three months ended June 30, 2017 included Special Charges of $7.1 million related to the impairment of goodwill in the Institutional Asset Management reporting unit and Acquisition and Transition Costs of $0.4 million. Other Expenses of $0.4 million for the three months ended June 30, 2016 included Acquisition and Transition Costs of $0.4 million and intangible asset and other amortization of $0.03 million.
Six Months Ended June 30, 2017 versus June 30, 2016
Net Investment Management Revenues were $30.5 million for the six months ended June 30, 2017, compared to $40.5 million for the six months ended June 30, 2016. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 4% from the six months ended June 30, 2016, primarily reflecting a lack of Private Equity fees during the six months ended June 30, 2017, partially offset by higher fees in Wealth Management of $1.6 million related to growth in AUM. Fee-based revenues included $0.01 million of revenues from performance fees during the six months ended June 30, 2017, compared to $0.1 million during the six months ended June 30, 2016. Realized and Unrealized Gains (Losses) decreased from the prior year primarily resulting from losses related to the wind-down of a Private Equity fund in Mexico in the second quarter of 2017. Income from Equity Method Investments increased from the six months ended June 30, 2016, primarily as a result of an increase in earnings from our investments in ABS and Atalanta Sosnoff.
Operating Expenses were $26.4 million for the six months ended June 30, 2017, as compared to $31.5 million for the six months ended June 30, 2016, a decrease of $5.1 million, or 16%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $18.7 million for the six months ended June 30, 2017, as compared to $22.6 million for the six months ended June 30, 2016, a decrease of $3.9 million, or 17%. The decrease was primarily due to the transfer of ownership of our Mexican Private Equity business and related entities to Glisco on September 30, 2016. Non-compensation expenses, as a component of Operating Expenses, were $7.7 million for the six months ended June 30, 2017, as compared to $8.9 million for the six months ended June 30, 2016, a decrease of $1.2 million, or 13%.
Other Expenses of $7.5 million for the six months ended June 30, 2017 included Special Charges of $7.1 million related to the impairment of goodwill in the Institutional Asset Management reporting unit in the second quarter of 2017 and Acquisition and Transition Costs of $0.4 million. Other Expenses of $0.5 million for the six months ended June 30, 2016 included Acquisition and Transition Costs of $0.4 million and intangible asset and other amortization of $0.1 million.
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

	For the Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$120,524	$41,271
Non-cash charges	131,261	141,460
Other operating activities	(96,620)	(169,176)
Operating activities	155,165	13,555
Investing activities	(7,951)	(32,620)
Financing activities	(295,472)	(170,100)
Effect of exchange rate changes	(54)	(12,329)
Net Increase (Decrease) in Cash and Cash Equivalents	(148,312)	(201,494)
Cash and Cash Equivalents
Beginning of Period	558,524	448,764
End of Period	$410,212	$247,270
Six Months Ended June 30, 2017. Cash and Cash Equivalents were $410.2 million at June 30, 2017, a decrease of $148.3 million versus Cash and Cash Equivalents of $558.5 million at December 31, 2016. Operating activities resulted in a net inflow of $155.2 million, primarily related to earnings, partially offset by a decrease in accrued compensation and benefits. Cash of $8.0 million was used in investing activities primarily related to purchases of furniture, equipment and leasehold improvements, which were partially offset by net proceeds from sales and maturities of marketable securities. Financing activities during the period used cash of $295.5 million, primarily for purchases of treasury stock and noncontrolling interest, the payment of dividends, distributions to noncontrolling interest holders and the repayment of outstanding subordinated borrowings.
Six Months Ended June 30, 2016. Cash and Cash Equivalents were $247.3 million at June 30, 2016, a decrease of $201.5 million versus Cash and Cash Equivalents of $448.8 million at December 31, 2015. Operating activities resulted in a net inflow of $13.6 million, primarily related to earnings, partially offset by a decrease in accrued compensation and benefits, an increase in accounts receivable and payments of income taxes. Cash of $32.6 million was used in investing activities primarily related to net purchases of marketable securities and purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $170.1 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, treasury stock purchases and the repayment of the outstanding borrowings under the senior credit facility with Mizuho, partially offset by the issuance of the Private Placement Notes.
Liquidity and Capital Resources
General
Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and EWM in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
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

On April 25, 2016, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2017, we repurchased 2,020,491 shares/units, at an average cost per share/unit of $73.02, for $147.5 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2017, we repurchased 1,102,047 shares, at an average cost per share of $77.97 for $85.9 million primarily related to minimum tax withholding requirements of share deliveries.
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of our domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2017, we were in compliance with all of these covenants.
We used $120.0 million of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. The Company was in compliance with these covenants as of June 30, 2017. Drawings under this facility bear interest at the prime rate. On February 2, 2017, East drew down $30.0 million on this facility, which was repaid on March 10, 2017. The facility was renewed on June 14, 2017 and the maturity date was extended to June 22, 2018.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $11.1 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments
We have subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In February and April 2017, we repaid $6.0 million and $3.8 million, respectively, of the original borrowings. As of June 30, 2017, we had $6.8 million in subordinated borrowings pursuant to these agreements.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.0 year, as of June 30, 2017, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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
As of June 30, 2017 and December 31, 2016, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	June 30, 2017		December 31, 2016
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$17,060		$18,535
Securities Purchased Under Agreements to Resell	19,471	$19,440	12,585	$12,601
Total Assets	36,531		31,120
Liabilities
Securities Sold Under Agreements to Repurchase	(36,543)	$(36,524)	(31,150)	$(31,155)
Net Liabilities	$(12)		$(30)
Risk Measures
VaR	$3		$5
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(11)		$(9)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$11		$9
Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
As of June 30, 2017, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740; hence, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $3.6 million and $4.6 million as of June 30, 2017 and December 31, 2016, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2023, depending on the timing and level of investments by our private equity funds.
On May 8, 2017, we entered into an agreement to sell the Institutional Trust and Independent Fiduciary business, which is a part of ETC. See Note 4 to our unaudited condensed consolidated financial statements for further information.
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
Market and Investment Risk
We hold equity securities and invest in exchange traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of June 30, 2017, the fair value of our investments with these products, based on closing prices, was $26.7 million.

We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $2.7 million for the three months ended June 30, 2017.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.2 million for the three months ended June 30, 2017.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2017, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $1.2 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. As of June 30, 2017 and December 31, 2016, total receivables amounted to $180.7 million and $230.5 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the six months ended June 30, 2017 and 2016.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, exchange traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2017, we had Marketable Securities of $59.4 million, of which 55% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
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
The Company adopted ASU 2017-04 effective April 1, 2017. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and requires companies to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. See Note 3 to our unaudited condensed consolidated financial statements for further information.
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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
On September 19, 2016, EGL was named as a defendant in the First Amended and Supplemented Verified Class Action Complaint (the "Complaint"), filed in the Chancery Court of the State of Delaware in a case entitled City of Daytona Beach Police and Fire Pension Fund v. ExamWorks Group, Inc., et al. (C.A. No. 12481-VCL). The Complaint was brought on behalf of a purported class consisting of all ExamWorks common stockholders and purports to assert a claim against EGL for aiding and abetting breaches of fiduciary duties by ExamWorks officers and directors in connection with a merger transaction between ExamWorks and affiliates of Leonard Green & Partners, L.P. that was agreed to on April 26, 2016 and consummated on July 27, 2016. The Complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. The parties reached an agreement in principle to settle the case prior to trial which would result in no liability to EGL.  The settlement is subject to court approval.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2017	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	118,716	$70.67	—	6,475,103
February 1 to February 28	958,748	78.91	—	6,475,103
March 1 to March 31	30,231	77.25	13,881	6,461,222
Total	1,107,695	$77.99	13,881	6,461,222

April 1 to April 30	138,797	$74.73	138,787	6,322,435
May 1 to May 31	1,618,725	73.47	1,616,932	4,705,503
June 1 to June 30	257,321	69.09	250,891	4,454,612
Total	2,014,843	$72.99	2,006,610	4,454,612

(1)
Includes the repurchase of 1,093,814 and 8,233 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2017 and June 30, 2017, respectively.

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

10.1
Letter from PNC Bank, National Association, as lender, to Evercore Partners Services East L.L.C., as borrower, dated June 14, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2017)

10.2
Sixth Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of July 26, 2017, by and among Evercore Partners Inc., as general partner, and the Limited Partners (as defined therein) of the Partnership (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 28, 2017)

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 1, 2017

Evercore Partners Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer