Form 10-Q
period 2017-09-30
Evercore Inc.
filed 2017-11-02
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
001-32975
(Commission File Number)
_____________________________________________________
EVERCORE INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________________

Delaware	20-4748747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 East 52 nd Street
38th floor
New York, New York 10055
(Address of principal executive offices)
Registrant’s telephone number: (212) 857-3100
N/A
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 25, 2017 was 38,617,437. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 25, 2017 was 81 (excluding 19 shares of Class B common stock held by a subsidiary of the registrant).

In this report, references to "Evercore", the "Company", "we", "us", "our" refer to Evercore Inc., (formerly known as Evercore Partners Inc.) a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, references to (1) "Evercore Inc." refer solely to Evercore Inc., and not to any of its consolidated subsidiaries and (2) "Evercore LP" refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current Assets
Cash and Cash Equivalents	$439,855	$558,524
Marketable Securities and Certificates of Deposit	115,752	66,487
Assets Held for Sale	29,942	—
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,632	18,535
Securities Purchased Under Agreements to Resell	11,268	12,585
Accounts Receivable (net of allowances of $2,492 and $2,751 at September 30, 2017 and December 31, 2016, respectively)	206,885	230,522
Receivable from Employees and Related Parties	16,934	15,034
Other Current Assets	20,173	23,946
Total Current Assets	863,441	925,633
Investments	99,207	116,633
Deferred Tax Assets	309,883	305,424
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $65,388 and $53,668 at September 30, 2017 and December 31, 2016, respectively)	67,599	51,651
Goodwill	133,911	160,961
Intangible Assets (net of accumulated amortization of $32,115 and $24,690 at September 30, 2017 and December 31, 2016, respectively)	21,945	29,370
Assets Segregated for Bank Regulatory Requirements	10,200	10,200
Other Assets	54,849	62,474
Total Assets	$1,561,035	$1,662,346
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$307,125	$334,541
Accounts Payable and Accrued Expenses	33,001	30,723
Securities Sold Under Agreements to Repurchase	33,912	31,150
Payable to Employees and Related Parties	27,832	27,366
Taxes Payable	8,872	27,321
Liabilities Held for Sale	403	—
Other Current Liabilities	11,639	12,320
Total Current Liabilities	422,784	463,421
Notes Payable	168,282	168,097
Subordinated Borrowings	6,799	16,550
Amounts Due Pursuant to Tax Receivable Agreements	179,275	174,109
Other Long-term Liabilities	55,910	56,838
Total Liabilities	833,050	879,015
Commitments and Contingencies (Note 15)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 61,585,638 and 58,292,567 issued at September 30, 2017 and December 31, 2016, respectively, and 38,594,548 and 39,190,856 outstanding at September 30, 2017 and December 31, 2016, respectively)	616	582
Class B, par value $0.01 per share (1,000,000 shares authorized, 83 and 24 issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	—	—
Additional Paid-In-Capital	1,505,824	1,368,122
Accumulated Other Comprehensive Income (Loss)	(44,966)	(50,096)
Retained Earnings	117,433	20,343
Treasury Stock at Cost (22,991,090 and 19,101,711 shares at September 30, 2017 and December 31, 2016, respectively)	(1,103,342)	(811,653)
Total Evercore Inc. Stockholders' Equity	475,565	527,298
Noncontrolling Interest	252,420	256,033
Total Equity	727,985	783,331
Total Liabilities and Equity	$1,561,035	$1,662,346
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Investment Banking Revenue	$388,834	$368,434	$1,118,303	$936,234
Investment Management Revenue	18,236	17,158	48,464	57,842
Other Revenue, Including Interest	4,944	5,509	12,542	12,650
Total Revenues	412,014	391,101	1,179,309	1,006,726
Interest Expense	5,413	4,787	14,991	12,043
Net Revenues	406,601	386,314	1,164,318	994,683
Expenses
Employee Compensation and Benefits	246,772	231,710	689,186	632,959
Occupancy and Equipment Rental	13,531	12,627	40,191	33,983
Professional Fees	16,151	15,419	43,432	39,872
Travel and Related Expenses	15,113	12,440	46,976	42,258
Communications and Information Services	10,613	10,155	30,865	29,944
Depreciation and Amortization	6,421	5,907	18,267	18,915
Special Charges	—	—	21,507	—
Acquisition and Transition Costs	599	339	976	10
Other Operating Expenses	10,331	12,632	28,253	32,927
Total Expenses	319,531	301,229	919,653	830,868
Income Before Income from Equity Method Investments and Income Taxes	87,070	85,085	244,665	163,815
Income from Equity Method Investments	1,827	1,178	5,507	4,129
Income Before Income Taxes	88,897	86,263	250,172	167,944
Provision for Income Taxes	28,815	38,980	69,566	79,390
Net Income	60,082	47,283	180,606	88,554
Net Income Attributable to Noncontrolling Interest	14,171	12,588	35,740	24,454
Net Income Attributable to Evercore Inc.	$45,911	$34,695	$144,866	$64,100
Net Income Attributable to Evercore Inc. Common Shareholders	$45,911	$34,695	$144,866	$64,100
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,045	38,912	39,873	39,259
Diluted	44,036	43,734	44,887	44,085
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$1.18	$0.89	$3.63	$1.63
Diluted	$1.04	$0.79	$3.23	$1.45

Dividends Declared per Share of Class A Common Stock	$0.34	$0.31	$1.02	$0.93
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$60,082	$47,283	$180,606	$88,554
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	24	(632)	401	(1,448)
Foreign Currency Translation Adjustment Gain (Loss), net	4,832	(3,322)	5,993	(11,861)
Other Comprehensive Income (Loss)	4,856	(3,954)	6,394	(13,309)
Comprehensive Income	64,938	43,329	187,000	75,245
Comprehensive Income Attributable to Noncontrolling Interest	15,131	11,739	37,004	21,757
Comprehensive Income Attributable to Evercore Inc.	$49,807	$31,590	$149,996	$53,488

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2017
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2016	58,292,567	$582	$1,368,122	$(50,096)	$20,343	(19,101,711)	$(811,653)	$256,033	$783,331
Net Income	—	—	—	—	144,866	—	—	35,740	180,606
Other Comprehensive Income	—	—	—	5,130	—	—	—	1,264	6,394
Treasury Stock Purchases	—	—	—	—	—	(3,889,379)	(291,689)	—	(291,689)
Evercore LP Units Purchased or Converted into Class A Common Stock	737,739	8	27,774	—	—	—	—	(29,393)	(1,611)
Equity-based Compensation Awards	2,555,332	26	116,982	—	—	—	—	7,294	124,302
Dividends	—	—	—	—	(47,776)	—	—	—	(47,776)
Noncontrolling Interest (Note 12)	—	—	(7,054)	—	—	—	—	(18,518)	(25,572)
Balance at September 30, 2017	61,585,638	$616	$1,505,824	$(44,966)	$117,433	(22,991,090)	$(1,103,342)	$252,420	$727,985

	For the Nine Months Ended September 30, 2016
				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2015	55,249,559	$552	$1,210,742	$(34,539)	$(27,791)	(15,626,288)	$(644,412)	$202,664	$707,216
Net Income	—	—	—	—	64,100	—	—	24,454	88,554
Other Comprehensive Income (Loss)	—	—	—	(10,612)	—	—	—	(2,697)	(13,309)
Treasury Stock Purchases, net	—	—	—	—	—	(3,386,869)	(161,778)	—	(161,778)
Evercore LP Units Converted into Class A Common Stock	326,280	3	9,161	—	—	—	—	(9,164)	—
Equity-based Compensation Awards	2,337,432	24	87,939	—	—	—	—	66,357	154,320
Dividends and Equivalents	—	—	5,781	—	(43,474)	—	—	—	(37,693)
Noncontrolling Interest (Note 12)	—	—	(1,257)	—	—	—	—	(36,082)	(37,339)
Balance at September 30, 2016	57,913,271	$579	$1,312,366	$(45,151)	$(7,165)	(19,013,157)	$(806,190)	$245,532	$699,971

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net Income	$180,606	$88,554
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	239	3,565
Equity Method Investments	1,863	4,118
Equity-Based and Other Deferred Compensation	163,094	177,812
Impairment of Goodwill and Equity Method Investments	21,507	—
Depreciation, Amortization and Accretion	18,453	19,033
Bad Debt Expense	2,547	1,966
Deferred Taxes	(1,849)	(2,509)
Decrease (Increase) in Operating Assets:
Marketable Securities	707	680
Financial Instruments Owned and Pledged as Collateral at Fair Value	(1,526)	20,621
Securities Purchased Under Agreements to Resell	2,910	(11,584)
Accounts Receivable	23,423	23,414
Receivable from Employees and Related Parties	(2,102)	1,700
Other Assets	9,391	(12,991)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(52,481)	(49,915)
Accounts Payable and Accrued Expenses	(96)	(9,140)
Securities Sold Under Agreements to Repurchase	(1,405)	(9,070)
Payables to Employees and Related Parties	471	(2,639)
Taxes Payable	(18,471)	10,641
Other Liabilities	(21,624)	(3,855)
Net Cash Provided by Operating Activities	325,657	250,401
Cash Flows From Investing Activities
Investments Purchased	(857)	(1,529)
Distributions of Private Equity Investments	1,140	107
Marketable Securities:
Proceeds from Sales and Maturities	38,436	29,482
Purchases	(22,347)	(52,851)
Purchase of Certificates of Deposit	(63,417)	—
Cash Paid for Acquisitions and Deconsolidation of Cash, net of Cash Acquired	—	(2,877)
(Increase) Decrease in Restricted Cash	—	(5,385)
Purchase of Furniture, Equipment and Leasehold Improvements	(25,142)	(8,511)
Net Cash Provided by (Used in) Investing Activities	(72,187)	(41,564)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	110	885
Distributions to Noncontrolling Interests	(26,315)	(25,519)
Cash Paid for Deferred and Contingent Consideration	—	(5,050)
Short-Term Borrowing	30,000	50,000
Repayment of Short-Term Borrowing	(30,000)	(50,000)
Repayment of Subordinated Borrowings	(9,751)	(6,000)
Payment of Notes Payable - Mizuho	—	(120,000)
Issuance of Notes Payable	—	170,000
Debt Issuance Costs	—	(2,084)
Purchase of Treasury Stock and Noncontrolling Interests	(301,001)	(168,260)
Dividends - Class A Stockholders	(40,723)	(37,693)
Net Cash Provided by (Used in) Financing Activities	(377,680)	(193,721)
Effect of Exchange Rate Changes on Cash	5,541	(17,851)
Net Increase (Decrease) in Cash and Cash Equivalents	(118,669)	(2,735)
Cash and Cash Equivalents-Beginning of Period	558,524	448,764
Cash and Cash Equivalents-End of Period	$439,855	$446,029
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$16,745	$11,553
Payments for Income Taxes	$88,865	$75,213
Accrued Dividends	$7,054	$5,781
Settlement of Contingent Consideration	$10,780	$—
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization
Evercore Inc. (formerly known as Evercore Partners Inc.) and subsidiaries (the "Company") is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in Evercore LP, a Delaware limited partnership ("Evercore LP"). Subsequent to the Company's initial public offering, the Company became the sole general partner of Evercore LP. The Company operates from its offices and through its affiliates in North America, Europe, South America and Asia.
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
The Investment Management business includes the institutional asset management business through which the Company, directly and through affiliates, manages financial assets for sophisticated institutional investors and provides independent fiduciary services to corporate employee benefit plans and high net-worth individuals, the wealth management business through which the Company provides investment advisory and wealth management services for high net-worth individuals and associated entities, and the private equity business which holds interests in private equity funds which are not managed by the Company. The Company completed the previously announced sale of the business providing independent fiduciary services to institutions on October 18, 2017.
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

EVERCORE INC.
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
International Strategy & Investment (U.K.) Limited ("ISI U.K.") is also a VIE pursuant to ASC 810 and the Company is the primary beneficiary of this VIE. Specifically, the Company provides financial support through a transfer pricing agreement with this entity, which exposes the Company to losses that are potentially significant to the entity, and has decision making authority that significantly affects the economic performance of the entity. Following the adoption of ASU 2015-02, the Company also concluded that Evercore Partners International LLP ("Evercore U.K.") is a VIE and that the Company is the primary beneficiary of this VIE. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition ISI U.K. and Evercore U.K. assets of $123,224 and liabilities of $67,054 at September 30, 2017 and assets of $116,958 and liabilities of $90,260 at December 31, 2016.
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

EVERCORE INC.
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
ASU 2016-09 - In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 provides amendments to ASC No. 718, "Compensation - Stock Compensation," which simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective during interim and annual periods beginning after December 15, 2016, with early adoption permitted. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A common stock ("Class A Shares") under share-based payment arrangements being recognized in the Company's Provision for Income Taxes for the three and nine months ended September 30, 2017, rather than in Additional Paid-In-Capital under prior U.S. GAAP. The Company used the retrospective transition method for the presentation of excess tax benefits on the Statements of Cash Flows; as such, the Company classified excess tax benefits as an operating activity within Taxes Payable on the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016. The application of ASU 2016-09 will result in greater volatility in the effective tax rate and could be material to the results of operations and the classifications of cash flows in future periods depending upon the level of earnings and stock price of the Company, among other things. See Note 17 for further detail, including the impact of the application of ASU 2016-09 on the current period.
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

EVERCORE INC.
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
On May 8, 2017, the Company entered into an agreement to sell the Institutional Trust and Independent Fiduciary business of Evercore Trust Company, N.A. ("ETC"), which is a part of its Investment Management segment. As of September 30, 2017, the Company recorded $29,942 of Assets Held for Sale, comprised of $28,442 of goodwill, representing an allocation of goodwill based on the relative fair value of the business being sold to the total fair value of the Institutional Asset Management reporting unit, and $1,500 of accounts receivable. The Company also recorded $403 of Liabilities Held for Sale, comprised of deferred revenue. The transaction closed on October 18, 2017 at an adjusted purchase price of $34,354. The pretax gain on the transaction, which will be recognized in the fourth quarter of 2017, is estimated to be approximately $8,200.
During the second quarter of 2017, in accordance with ASC 350, the Company performed an impairment assessment of the goodwill remaining in the Institutional Asset Management reporting unit following the classification of the Institutional Trust and Independent Fiduciary business as Held for Sale. In determining the fair value of this reporting unit, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 17.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a compound annual growth rate in revenues of 11%.
As a result of the above analysis, the Company determined that the fair value of the remaining business in the Institutional Asset Management reporting unit was less than its carrying value. The Company adopted ASU 2017-04 during the second quarter of 2017. Accordingly, the Company recorded a goodwill impairment charge in the Investment Management segment of $7,107, which is included within Special Charges on the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2017. This charge resulted in a decrease of $3,694 to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the nine months ended September 30, 2017.
In addition, during the second quarter of 2017, following a sustained period of economic and political instability in Brazil and after concluding that the expected recovery in the merger and acquisition ("M&A") markets in Brazil would be delayed for the foreseeable future, management of G5 Holdings S.A. ("G5 | Evercore") experienced a decline in previously forecasted advisory backlog and revised their revenue forecast. As a result, the Company performed an assessment of the carrying value of its equity interest in G5 | Evercore for other-than-temporary impairment in accordance with ASC 323-10, "Investments - Equity Method and Joint Ventures."  In determining the fair value of its investment, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of G5 | Evercore, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of G5 | Evercore and applied a discount rate of 17.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes slight growth in revenues and earnings by the end of 2018, and, over the longer term, assumes a compound annual growth rate in revenues of 5% from the trailing twelve month period ended May 31, 2017.
As a result of the above analysis, the Company determined that the fair value of its investment in G5 | Evercore was less than its carrying value and concluded this loss in value was other-than-temporary. Accordingly, the Company recorded an impairment charge in the Investment Banking segment of $14,400, which is included in Special Charges on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017, resulting in a decrease in its investment in G5 | Evercore to its fair value of $11,555 as of May 31, 2017.
Acquisition and Transition Costs
The Company recognized $599 and $976 for the three and nine months ended September 30, 2017, respectively, and $339 and $10 for the three and nine months ended September 30, 2016, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. In addition, for the nine months ended September 30, 2016 acquisition and transition costs included the reversal of $733 of a provision for certain settlements previously established in the fourth quarter of 2015.
Special Charges
The Company recognized $21,507 for the nine months ended September 30, 2017, as Special Charges incurred related to an impairment charge of $7,107 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and an impairment charge of $14,400 associated with the impairment of the Company's investment in G5 | Evercore in the second quarter of 2017. See discussion above for further information.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $2,357 and $7,071 for the three and nine months ended September 30, 2017, respectively, and $2,582 and $8,659 for the three and nine months ended September 30, 2016, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $118 and $354 for the three and nine months ended September 30, 2017, respectively, and $117 and $460 for

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

the three and nine months ended September 30, 2016, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 5 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company's private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to ($14) and ($96) for the three and nine months ended September 30, 2017, respectively, and $1,433 and $10,182 for the three and nine months ended September 30, 2016, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $11,981 and $13,282 for the three and nine months ended September 30, 2016, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $12,803 and $17,862 as of September 30, 2017 and December 31, 2016, respectively.
The Company had $6,799 and $16,550 in subordinated borrowings, principally with an executive officer of the Company, as of September 30, 2017 and December 31, 2016, respectively. See Note 10 for further information.
Note 6 – Marketable Securities and Certificates of Deposit
The amortized cost and estimated fair value of the Company's Marketable Securities as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$7,098	$6	$4,069	$3,035	$6,470	$—	$3,945	$2,525
Debt Securities Carried by EGL	22,806	87	1	22,892	38,392	77	15	38,454
Investment Funds	22,307	4,167	66	26,408	23,665	1,854	11	25,508
Total	$52,211	$4,260	$4,136	$52,335	$68,527	$1,931	$3,971	$66,487
Scheduled maturities of the Company's available-for-sale debt securities within the Securities Investments portfolio as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$101	$101	$—	$—
Due after one year through five years	1,609	1,613	1,748	1,728
Total	$1,710	$1,714	$1,748	$1,728
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at September 30, 2017.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($26) for the nine months ended September 30, 2017, respectively, and ($12) and ($33) for the three and nine months ended September 30, 2016, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($340) and ($707) for the three and nine months ended September 30, 2017, respectively, and ($341) and ($680) for the three and nine months ended September 30, 2016, respectively.
Investment Funds
The Company invests in a portfolio of exchange traded funds and mutual funds as an economic hedge against the Company's deferred compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $1,013 and $2,570 for the three and nine months ended September 30, 2017, respectively, and $707 and $1,232 for the three and nine months ended September 30, 2016, respectively.
Certificates of Deposit
At September 30, 2017 the Company held certificates of deposit of $63,417 with certain banks with original maturities of six months or less when purchased.
Note 7 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.3 years, as of September 30, 2017, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of September 30, 2017 and December 31, 2016, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	September 30, 2017		December 31, 2016
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$22,632		$18,535
Securities Purchased Under Agreements to Resell	11,268	$11,264	12,585	$12,601
Total Assets	$33,900		$31,120
Liabilities
Securities Sold Under Agreements to Repurchase	$(33,912)	$(33,917)	$(31,150)	$(31,155)
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
On December 31, 2014, ECP II was terminated. The Company's investment at September 30, 2017 of $838 is comprised of its remaining interest in the general partner, including $814 in cash and $24 in securities. In addition, as of September 30, 2017, Discovery Americas I, L.P. (the "Discovery Fund"), was fully distributed.
A summary of the Company's investment in the private equity funds as of September 30, 2017 and December 31, 2016 was as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2017	December 31, 2016
ECP II	$838	$933
Discovery Fund	—	7,463
Glisco II	7,854	6,897
Glisco III	671	529
Trilantic IV	293	211
Trilantic V	6,120	5,709
Total Private Equity Funds	$15,776	$21,742
Net realized and unrealized gains (losses) on private equity fund investments were $1,208 and ($985) for the three and nine months ended September 30, 2017, respectively, and $171 and $6,302 for the three and nine months ended September 30, 2016, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2017, there was no previously distributed carried interest received from the Company's managed funds that was subject to repayment.
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
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III ("GCP III") and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $10,696 and $9,889 included in its Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of September 30, 2017 was $13,035, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the nine months ended September 30, 2017, $1,170 of this investment was allocated to Trilantic Fund V. From 2010 to 2016, $3,280 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $10,462 and $11,632 as of September 30, 2017 and December 31, 2016, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $1,130 was unfunded at September 30, 2017. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Cost Method Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for under the cost method of accounting and had a balance of $1,079 as of September 30, 2017 and December 31, 2016.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for under the cost method of accounting. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $2,172 and $2,463 as of September 30, 2017 and December 31, 2016, respectively.
Equity Method Investments
A summary of the Company's other investments accounted for under the equity method of accounting as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
G5 | Evercore	$12,238	$26,016
ABS	37,501	38,982
Atalanta Sosnoff	14,368	14,719
Luminis	5,611	—
Total	$69,718	$79,717
G5 | Evercore
In 2010, the Company made an investment accounted for under the equity method of accounting in G5 | Evercore. During the second quarter of 2017, following a sustained period of economic and political instability in Brazil and after concluding that the expected recovery in the M&A markets would be delayed for the foreseeable future, the Company performed an impairment assessment for its investment in G5 | Evercore and concluded that an other-than-temporary impairment had occurred. The Company recorded an impairment charge of $14,400, included in Special Charges on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017. See Note 4 for further information. At September 30, 2017, the Company's economic ownership interest in G5 | Evercore was 49%. This investment resulted in losses of ($93) and ($144) for the three and nine months ended September 30, 2017, respectively, and ($107) and ($78) for the three and nine months ended September 30, 2016, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. In addition, the investment is subject to currency translation from Brazilian Real to the U.S. Dollar.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At September 30, 2017, the Company's economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,676 and $4,919 for the three and nine months ended September 30, 2017, respectively, and $1,113 and $3,687 for the three and nine months ended September 30, 2016, respectively. included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities. The Company accounted for its interest in Atalanta Sosnoff under the equity method of accounting from that date forward. At September 30, 2017, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $190 and $621 for the three and nine months ended September 30, 2017, respectively, and $172 and $520 for the three and nine months ended September 30, 2016, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Luminis
On January 1, 2017, the Company acquired a 19% interest in Luminis and accounted for its interest under the equity method of accounting. This investment resulted in earnings of $54 and $111 for the three and nine months ended September 30, 2017, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $391 and $1,172 for the three and nine months ended September 30, 2017, respectively, and $884 and $2,648 for the three and nine months ended September 30, 2016, respectively.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at September 30, 2017 and December 31, 2016 are based on prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2017
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,736	$—	$44,736
Securities Investments (1)	4,414	1,714	—	6,128
Investment Funds	26,408	—	—	26,408
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,632	—	—	22,632
Total Assets Measured At Fair Value	$53,454	$46,450	$—	$99,904

	December 31, 2016
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities (1)	$—	$44,630	$—	$44,630
Securities Investments (1)	3,794	1,728	—	5,522
Investment Funds	25,508	—	—	25,508
Financial Instruments Owned and Pledged as Collateral at Fair Value	18,535	—	—	18,535
Total Assets Measured At Fair Value	$47,837	$46,358	$—	$94,195

(1)
Includes $24,937 and $9,173 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016, respectively.

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
The Company had no transfers between fair value levels during the nine months ended September 30, 2017 or the year ended December 31, 2016.

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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		September 30, 2017
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$414,918	$414,918	$—	$—	$414,918
Certificates of Deposit	63,417	—	63,417	—	63,417
Securities Purchased Under Agreements to Resell	11,268	—	11,268	—	11,268
Accounts Receivable	206,885	—	206,885	—	206,885
Receivable from Employees and Related Parties	16,934	—	16,934	—	16,934
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$33,001	$—	$33,001	$—	$33,001
Securities Sold Under Agreements to Repurchase	33,912	—	33,912	—	33,912
Payable to Employees and Related Parties	27,832	—	27,832	—	27,832
Notes Payable	168,282	—	170,284	—	170,284
Subordinated Borrowings	6,799	—	6,968	—	6,968

		December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$549,351	$549,351	$—	$—	$549,351
Securities Purchased Under Agreements to Resell	12,585	—	12,585	—	12,585
Accounts Receivable	230,522	—	230,522	—	230,522
Receivable from Employees and Related Parties	15,034	—	15,034	—	15,034
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$30,723	$—	$30,723	$—	$30,723
Securities Sold Under Agreements to Repurchase	31,150	—	31,150	—	31,150
Payable to Employees and Related Parties	27,366	—	27,366	—	27,366
Notes Payable	168,097	—	170,251	—	170,251
Subordinated Borrowings	16,550	—	16,803	—	16,803
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The carrying amounts reported on the Unaudited Condensed Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Certificates of Deposit, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivable from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payable to Employees and Related Parties and Assets Segregated for Bank Regulatory Requirements approximate fair value due to the short-term nature of these items.
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2017, the Company was in compliance with all of these covenants.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Notes Payable is comprised of the following as of September 30, 2017 and December 31, 2016:

			Carrying Value (a)
Note	Maturity Date	Effective Annual Interest Rate	September 30, 2017	December 31, 2016
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,662	$37,597
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,330	66,254
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,480	47,445
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,810	16,801
Total			$168,282	$168,097
(a) Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
The Company has subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In February and April 2017, the Company repaid $6,000 and $3,751, respectively, of the original borrowings. The Company had $6,799 and $16,550 in subordinated borrowings pursuant to these agreements as of September 30, 2017 and December 31, 2016, respectively.
Note 11 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on October 23, 2017, a quarterly cash dividend of $0.40 per share, to the holders of record of Class A Shares as of November 24, 2017, which will be paid on December 8, 2017. During the nine months ended September 30, 2017, the Company declared and paid or accrued dividends of $1.02 per share, totaling $47,776.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Treasury Stock – During the nine months ended September 30, 2017, the Company purchased 1,133 Class A Shares primarily from employees at values ranging from $50.90 to $81.52 per share (at an average cost per share of $77.89), primarily for the net settlement of stock-based compensation awards, and 2,757 Class A Shares at market values ranging from $67.37 to $78.81 per share (at an average cost per share of $73.75) pursuant to the Company's share repurchase program. The aggregate 3,889 Class A Shares were purchased at an average cost per share of $74.96 and the result of these purchases was an increase in Treasury Stock of $291,689 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2017.
LP Units – During the nine months ended September 30, 2017, 738 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $8 and $27,774, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2017.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2017, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,506) and ($39,460), respectively.
Note 12 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to the following interests in certain consolidated subsidiaries, which are not owned by the Company:

	September 30, 2017	September 30, 2016
Subsidiary:
Evercore LP	13%	14%
Evercore Wealth Management L.L.C. ("EWM")	38%	38%
Private Capital Advisory L.P. ("PCA")	26%	39%
The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the nine months ended September 30, 2017 and 2016 were as follows:

	For the Nine Months Ended September 30,
	2017	2016
Beginning balance	$256,033	$202,664

Comprehensive income (loss):
Net Income Attributable to Noncontrolling Interest	35,740	24,454
Other comprehensive income (loss)	1,264	(2,697)
Total comprehensive income	37,004	21,757

Evercore LP Units Purchased or Converted into Class A Shares	(29,393)	(9,164)

Amortization and Vesting of LP Units/Interests	7,294	66,357

Other Items:
Distributions to Noncontrolling Interests	(26,315)	(25,519)
Issuance of Noncontrolling Interest	8,279	885
Purchase of Noncontrolling Interest	(261)	(5,225)
Deconsolidation of GCP III	—	(5,808)
Other, net	(221)	(415)
Total other items	(18,518)	(36,082)

Ending balance	$252,420	$245,532
Other Comprehensive Income - Other comprehensive income (loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of $5 and $79 for the three and nine months ended September 30, 2017, respectively, and ($277) and ($644) for the three and nine months ended September 30, 2016, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $955 and $1,185 for the three and nine months ended September 30, 2017, respectively, and ($572) and ($2,053) for the three and nine months ended September 30, 2016, respectively.
Interests Purchased - On March 3, 2017, the Company purchased, at fair value, an additional 13% of PCA for $7,071, resulting in a decrease to Noncontrolling Interest of $261 and a decrease to Additional Paid-In Capital of $6,810, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2017.
During the nine months ended September 30, 2017, the Company purchased 32 LP Units and certain other rights from noncontrolling interest holders, resulting in a decrease to Noncontrolling Interest of $2,523 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2017.
On January 29, 2016, the Company purchased, at fair value, all of the noncontrolling interest in ECB for $6,482 resulting in a decrease to Noncontrolling Interest of $5,225 and a decrease to Additional Paid-In Capital of $1,257, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2016.
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
Note 13 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and nine months ended September 30, 2017 and 2016 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$45,911	$34,695	$144,866	$64,100
Denominator:
Weighted average Class A Shares outstanding, including vested restricted stock units ("RSUs")	39,045	38,912	39,873	39,259
Basic net income per share attributable to Evercore Inc. common shareholders	$1.18	$0.89	$3.63	$1.63
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$45,911	$34,695	$144,866	$64,100
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$45,911	$34,695	$144,866	$64,100
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,045	38,912	39,873	39,259
Assumed exchange of LP Units for Class A Shares (a)(b)	1,420	—	473	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,590	2,108	2,509	1,855
Shares that are contingently issuable (c)	981	2,714	2,032	2,971
Diluted weighted average Class A Shares outstanding	44,036	43,734	44,887	44,085
Diluted net income per share attributable to Evercore Inc. common shareholders	$1.04	$0.79	$3.23	$1.45

(a)
The Company has outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which convert into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately become exchangeable into Class A Shares on a one-for-one basis. During the three and nine months ended September 30, 2017, the LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

(b)
The Company also has outstanding Class A and E LP Units in Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and nine months ended September 30, 2017 and 2016, the LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,930 and 6,010 for the three and nine months ended September 30, 2017, respectively, and 6,410 and 6,440 for the three and nine months ended September 30, 2016, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $6,628 and $20,746 for the three and nine months ended September 30, 2017, respectively, and $5,972 and $11,235 for the three and nine months ended September 30, 2016, respectively. In computing

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

(c)
During the three and nine months ended September 30, 2017 and 2016, the Company had outstanding Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") which were contingently exchangeable into Class E LP Units, and ultimately Class A Shares, as well as outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. In July 2017, the Company exchanged all of the outstanding Class H LP Interests for a number of Class J LP Units. See Note 14 for a further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class G and H LP Interests and Class I-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Interests/Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 981 and 2,032 for the three and nine months ended September 30, 2017, respectively, and 2,714 and 2,971 for the three and nine months ended September 30, 2016, respectively.

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
Note 14 – Share-Based and Other Deferred Compensation
LP Units
Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that were unvested and vest ratably on October 31, 2015, 2016 and 2017 and become exchangeable once vested. The units will become exchangeable into Class A Shares of the Company subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $4,835 and $15,273 for the three and nine months ended September 30, 2017, respectively, and $5,133 and $15,683 for the three and nine months ended September 30, 2016, respectively.
The Company also issued 538 vested and 540 unvested Class G LP Interests, which vest ratably on February 15, 2016, 2017 and 2018. The Company's vested Class G LP Interests become exchangeable into Class A Shares of the Company in February 2016, 2017 and 2018 if certain earnings before interest and taxes, excluding underwriting, ("Management Basis EBIT") margin thresholds within a range of 12% to 16%, are achieved for the calendar year preceding the date the interests become exchangeable. In the event of death, disability or termination of employment without cause, unvested Class G LP Interests will be canceled or may vest based on determination of expected performance, based on a decision by Management.
In February 2017 and 2016, 368 and 371 Class G LP Interests achieved their performance targets and were converted to the same number of Class E LP Units, respectively.
In addition, in conjunction with the acquisition of ISI, the Company also issued 2,044 vested and 2,051 unvested Class H LP Interests, which would have vested ratably on February 15, 2018, 2019 and 2020. Subject to continued employment, the Company's vested Class H LP Interests would have become exchangeable in February 2018, 2019 and 2020, if certain average Management Basis EBIT and Management Basis EBIT margin thresholds, within ranges of $8,000 to $48,000 and 7% to 17%, respectively, were achieved for the three calendar years preceding the date the interests become exchangeable. In the event of death, disability or termination of employment without cause, unvested Class H LP Interests will be canceled or may vest based on determination of expected performance, based on a decision by Management.
In July 2017, the Company exchanged all of the outstanding 4,148 Class H LP Interests for 1,012 vested and 938 unvested Class J LP Units. These units will convert into an equal amount of Class E LP Units, and ultimately become

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which will entitle each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company will expense the previously unrecognized fair value of the Class H LP Interests ratably over the remaining vesting period. Compensation expense related to the Class J LP Units was $2,315 for the three and nine months ended September 30, 2017.
Based on Evercore ISI's results for the first nine months of 2017, as well as the Company's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business, the Company determined that the achievement of the remaining performance thresholds for the remaining Class G LP Interests was no longer probable at March 31, 2017, June 30, 2017 or September 30, 2017. Prior to the exchange into Class J LP Units, the Company had determined that the achievement of the remaining performance thresholds for certain of the Class H LP Interests was probable at March 31, 2017 and June 30, 2017. This determination assumed a Management Basis EBIT margin of 11.7% and an annual Management Basis EBIT of $26,904 being achieved in 2017 and a Management Basis EBIT margin of 14.0% and an annual Management Basis EBIT of $34,357 being achieved in 2018 and 2019 for Evercore ISI, which would have resulted in 2,005 Class H LP Interests vesting and becoming exchangeable into Class E LP Units. For the nine months ended September 30, 2016, the Company had determined that the achievement of certain of the remaining performance thresholds for the Class G and H LP Interests was probable and assumed a Management Basis EBIT margin of 15.9% and an annual Management Basis EBIT of $37,960 being achieved over the performance period for Evercore ISI. Accordingly, $2,003 of expense was recorded and $12,897 of expense was reversed for the three and nine months ended September 30, 2017, respectively, and $8,629 and $50,379 of expense was recorded for the three and nine months ended September 30, 2016, respectively, for the Class G and H LP Interests.
Assuming the maximum thresholds for the Class G LP Interests were considered probable of achievement at September 30, 2017, an additional $16,349 of expense would have been incurred in the third quarter ended September 30, 2017 and the remaining expense to be accrued over the future vesting period extending from October 1, 2017 to February 15, 2018 would be $2,456. In that circumstance, the total number of remaining Class G LP Interests that would vest and become exchangeable to Class E LP Units would be 366.
During the first quarter of 2017, the Company modified the terms of 19 Class E LP Units, 14 Class G LP Interests and 162 Class H LP Interests. The modification resulted in expense, included within compensation expense related to the Class E LP Units and Class G and H LP Interests above, of $3,532 for the nine months ended September 30, 2017, reflecting the reversal of all previous expense related to these awards and the subsequent amortization of the awards at the modified grant date fair value of $14,891. These awards were amortized ratably through June 30, 2017.
Other Performance-based Awards - In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Executive Chairman. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,164 and $3,455 for the three and nine months ended September 30, 2017, respectively.
Stock Incentive Plan
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 7,412 as of September 30, 2017.
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
Equity Grants
During the nine months ended September 30, 2017, pursuant to the 2016 Plan, the Company granted employees 2,620 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2017 had grant date fair values of $69.10 to $81.52 per share. During the nine months ended September 30, 2017, 2,424 Service-based Awards vested and 127 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $38,124 and $116,363 for the three and nine months ended September 30, 2017, respectively, and $29,505 and $86,783 for the three and nine months ended September 30, 2016, respectively.
Deferred Cash
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
In November 2016, the Company granted a restricted cash award in conjunction with the appointment of the Executive Chairman with a target payment amount of $35,000, of which $11,000 is schedule to vest on March 1, 2019 and $6,000 is scheduled to vest on each of the first four anniversaries of March 1, 2019, provided that the Executive Chairman continues to remain employed through each such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a six month prior written notice requirement) or a change in control. The Company has the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award.
In July 2017, the Company granted deferred cash awards of $27,500 to certain employees. These awards vest in five equal installments over the period ending June 30, 2022, subject to continued employment. The Company will record expense for these awards ratably over the vesting period.
Compensation expense related to deferred cash awards was $8,599 and $18,419 for the three and nine months ended September 30, 2017, respectively, and $4,281 and $11,399 for the three and nine months ended September 30, 2016, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 and January 1, 2017. These awards, which aggregate $49,400 of liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2017, will be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013) and in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $6,721 and $19,279 for the three and nine months ended September 30, 2017, respectively, and $6,117 and $13,595 for the three and nine months ended September 30, 2016, respectively. In conjunction with this plan, the Company distributed cash payments of $19,401 for the nine months ended September 30, 2017.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $5,021 and $14,050 for the three and nine months ended September 30, 2017, respectively, and $4,246 and $14,777 for the three and nine months ended September 30, 2016, respectively. The remaining unamortized amount of these awards was $27,468 as of September 30, 2017.
Separation Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $953 and $4,421 for the three and nine months ended September 30, 2017, respectively, and $845 and $4,068 for the three and nine months ended September 30, 2016, respectively. In conjunction with these arrangements, the Company distributed cash payments of $54 and $2,399 for the three and nine months ended September 30, 2017, respectively, and $617 and $2,379 for the three and nine months ended September 30, 2016, respectively.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2025. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $9,905 and $29,793 for the three and nine months ended September 30, 2017, respectively, and $9,311 and $25,065 for the three and nine months ended September 30, 2016, respectively.
Private Equity – As of September 30, 2017, the Company had unfunded commitments for capital contributions of $3,529 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Under the terms of the acquisition agreement for Protego Casa de Bolsa, S.A. de C.V., the Company was obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. Beginning in 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of September 30, 2017, the Company recorded Goodwill of $13,558 pursuant to this agreement. The Company’s investment in the Discovery Fund was fully distributed as of September 30, 2017. See Note 8 for further information.
Lines of Credit
On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. The Company was in compliance with these covenants as of September 30, 2017. Drawings under this facility bear interest at the prime rate. On February 2, 2017, East drew down $30,000 on this facility, which was repaid on March 10, 2017. The facility was renewed on June 14, 2017, and the maturity date was extended to June 22, 2018.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10,994 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments
In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At September 30, 2017, the Company had a remaining commitment for contingent consideration related to its acquisition of Kuna & Co. KG in 2015.
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
On September 19, 2016, EGL was named as a defendant in the First Amended and Supplemented Verified Class Action Complaint (the "Complaint"), filed in the Chancery Court of the State of Delaware in a case entitled City of Daytona Beach Police and Fire Pension Fund v. ExamWorks Group, Inc., et al. (C.A. No. 12481-VCL). The Complaint was brought on behalf of a purported class consisting of all ExamWorks common stockholders and purports to assert a claim against EGL for aiding and abetting breaches of fiduciary duties by ExamWorks officers and directors in connection with a merger transaction between ExamWorks and affiliates of Leonard Green & Partners, L.P. that was agreed to on April 26, 2016 and consummated on July 27, 2016. The Complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. The parties reached an agreement in principle to settle the case prior to trial which would result in no liability to EGL. The settlement has been approved by the court.
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of September 30, 2017 and December 31, 2016 was $192,300 and $119,644, respectively, which exceeded the minimum net capital requirement by $192,050 and $119,394, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2017.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to (1) maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require), (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 90 days coverage of ETC's operating expenses and (3) provide at least $10,000 of certain collateral held in a segregated account at a third-party depository institution. The collateral is included in Assets Segregated for Bank Regulatory Requirements on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company was in compliance with the aforementioned agreements as of September 30, 2017.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 17 – Income Taxes
The Company's Provision for Income Taxes was $28,815 and $69,566 for the three and nine months ended September 30, 2017, respectively, and $38,980 and $79,390 for the three and nine months ended September 30, 2016, respectively. The effective tax rate was 32% and 28% for the three and nine months ended September 30, 2017, respectively, and 45% and 47% for the three and nine months ended September 30, 2016, respectively. The effective tax rate for the three and nine months ended September 30, 2017 reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements of ($23,663) being recognized in the Company's Provision for Income Taxes for the nine months ended September 30, 2017 and resulted in a reduction in the effective tax rate of 9 percentage points for the nine months ended September 30, 2017. The effective tax rate for 2017 and 2016 also reflects the effect of certain nondeductible expenses, including expenses related to Class E, J and I-P LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. In addition, the effective tax rate for the nine months ended September 30, 2017 was impacted by a valuation allowance on deferred tax assets related to Evercore Brazil.
The Company reported a decrease in deferred tax assets of $218 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $3,244 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2017. The Company reported an increase in deferred tax assets of $519 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $6,306 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2016.
As of September 30, 2017, the Company had no unrecognized tax benefits.
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
The Company's segment information for the three and nine months ended September 30, 2017 and 2016 is prepared using the following methodology:

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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs or the reversal of expenses associated with the vesting of Class E LP Units, Class G and H LP Interests, and Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.

•
Special Charges - Includes expenses in 2017 related to the impairment of goodwill in the Company's Institutional Asset Management reporting unit and the impairment of the Company's investment in G5 | Evercore.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, as well as the reversal of a provision for certain settlements in 2016 which was previously established in the fourth quarter of 2015.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company's acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
One client accounted for more than 10% of the Company's consolidated Net Revenues for the three months ended September 30, 2017.
The following information presents each segment's contribution.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Banking
Net Revenues (1)	$388,299	$368,634	$1,115,478	$936,504
Operating Expenses	293,264	268,666	844,573	707,846
Other Expenses (2)	11,748	17,422	26,663	75,854
Operating Income	83,287	82,546	244,242	152,804
Income (Loss) from Equity Method Investments	(75)	(112)	(111)	(94)
Pre-Tax Income	$83,212	$82,434	$244,131	$152,710
Identifiable Segment Assets	$1,239,812	$1,114,565	$1,239,812	$1,114,565
Investment Management
Net Revenues (1)	$18,302	$17,680	$48,840	$58,179
Operating Expenses	14,027	14,843	40,441	46,357
Other Expenses (2)	492	298	7,976	811
Operating Income	3,783	2,539	423	11,011
Income from Equity Method Investments	1,902	1,290	5,618	4,223
Pre-Tax Income	$5,685	$3,829	$6,041	$15,234
Identifiable Segment Assets	$321,223	$347,065	$321,223	$347,065
Total
Net Revenues (1)	$406,601	$386,314	$1,164,318	$994,683
Operating Expenses	307,291	283,509	885,014	754,203
Other Expenses (2)	12,240	17,720	34,639	76,665
Operating Income	87,070	85,085	244,665	163,815
Income from Equity Method Investments	1,827	1,178	5,507	4,129
Pre-Tax Income	$88,897	$86,263	$250,172	$167,944
Identifiable Segment Assets	$1,561,035	$1,461,630	$1,561,035	$1,461,630

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Banking (A)	$(535)	$200	$(2,825)	$270
Investment Management (B)	66	522	376	337
Total Other Revenue, net	$(469)	$722	$(2,449)	$607

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2,488 and $7,494 for the three and nine months ended September 30, 2017, respectively, and $2,592 and $6,946 for the three and nine months ended September 30, 2016, respectively.

(B)	Investment Management Other Revenue, net, includes interest expense on the Notes Payable and the line of credit of $670 for the nine months ended September 30, 2016.

(2)	Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$9,249	$13,859	$4,980	$66,356
Special Charges	—	—	14,400	—
Acquisition and Transition Costs	107	41	107	(692)
Fair Value of Contingent Consideration	—	984	—	1,671
Intangible Asset and Other Amortization	2,392	2,538	7,176	8,519
Total Investment Banking	11,748	17,422	26,663	75,854
Investment Management
Special Charges	—	—	7,107	—
Acquisition and Transition Costs	492	298	869	702
Intangible Asset and Other Amortization	—	—	—	109
Total Investment Management	492	298	7,976	811
Total Other Expenses	$12,240	$17,720	$34,639	$76,665
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net Revenues: (1)
United States	$305,258	$322,128	$842,907	$714,983
Europe and Other	94,705	54,690	314,205	247,371
Latin America	7,107	8,774	9,655	31,722
Total	$407,070	$385,592	$1,166,767	$994,076
(1) Excludes Other Revenue and Interest Expense.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company's total assets are located in the following geographical areas:

	September 30, 2017	December 31, 2016
Total Assets:
United States	$1,280,698	$1,376,101
Europe and Other	207,605	190,380
Latin America	72,732	95,865
Total	$1,561,035	$1,662,346

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Evercore Inc.'s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.
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
Revenue trends in our advisory business generally are correlated to the volume of M&A activity and/or restructuring activity, which tends to be counter-cyclical to M&A. However, deviations from this trend can occur in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity. Revenue trends in our equities business are correlated to market volumes, which generally decrease in periods of unfavorable market or economic conditions. Revenue trends in our equities business may also be impacted by new regulation, such as the Markets in Financial Instruments

Directive II ("MiFID II"), which could impact the manner and degree in which institutional clients will pay for research going forward, including paying for research outright rather than through trade execution.
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
Other Revenue also includes income earned on marketable securities and certificates of deposit, cash and cash equivalents and assets segregated for regulatory purposes, as well as adjustments to amounts due pursuant to our tax receivable agreements, subsequent to its initial establishment, related to changes in state and local tax rates and gains (losses) resulting from foreign currency fluctuations.
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
Other Expenses
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs or the reversal of expenses associated with the vesting of Class E LP Units, Class G and H LP Interests and Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.

•	Special Charges - Includes expenses in 2017 related to the impairment of goodwill in our Institutional Asset Management reporting unit and the impairment of our investment in G5 | Evercore.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, as well as the reversal of a provision for certain settlements in 2016 which was previously established in the fourth quarter of 2015.

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
Noncontrolling Interest
We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors and other officers and their estate planning vehicles in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 12 to our unaudited condensed consolidated financial statements herein, Evercore Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.
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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2017 and 2016. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$388,834	$368,434	6%	$1,118,303	$936,234	19%
Investment Management Revenue	18,236	17,158	6%	48,464	57,842	(16%)
Other Revenue, Including Interest	4,944	5,509	(10%)	12,542	12,650	(1%)
Total Revenues	412,014	391,101	5%	1,179,309	1,006,726	17%
Interest Expense	5,413	4,787	13%	14,991	12,043	24%
Net Revenues	406,601	386,314	5%	1,164,318	994,683	17%
Expenses
Operating Expenses	307,291	283,509	8%	885,014	754,203	17%
Other Expenses	12,240	17,720	(31%)	34,639	76,665	(55%)
Total Expenses	319,531	301,229	6%	919,653	830,868	11%
Income Before Income from Equity Method Investments and Income Taxes	87,070	85,085	2%	244,665	163,815	49%
Income from Equity Method Investments	1,827	1,178	55%	5,507	4,129	33%
Income Before Income Taxes	88,897	86,263	3%	250,172	167,944	49%
Provision for Income Taxes	28,815	38,980	(26%)	69,566	79,390	(12%)
Net Income	60,082	47,283	27%	180,606	88,554	104%
Net Income Attributable to Noncontrolling Interest	14,171	12,588	13%	35,740	24,454	46%
Net Income Attributable to Evercore Inc.	$45,911	$34,695	32%	$144,866	$64,100	126%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$1.04	$0.79	32%	$3.23	$1.45	123%
As of September 30, 2017 and 2016 we employed approximately 1,575 and 1,500 people, respectively, worldwide.
Three Months Ended September 30, 2017 versus September 30, 2016
Net Revenues were $406.6 million for the three months ended September 30, 2017, an increase of $20.3 million, or 5%, versus Net Revenues of $386.3 million for the three months ended September 30, 2016. Investment Banking Revenue increased 6% and Investment Management Revenue increased 6% compared to the three months ended September 30, 2016. On September 30, 2016, we transferred ownership of our Mexican Private Equity business and related entities to Glisco. The results of the Mexican Private Equity business were consolidated for the three months ended September 30, 2016, which included Net Revenues of $1.5 million and Total Expenses of $0.9 million. Other Revenue for the three months ended September 30, 2017 was 10% lower than for the three months ended September 30, 2016, which was partially attributable to a gain recorded during the three months ended September 30, 2016 resulting from the transfer of ownership of the Mexican Private Equity business on September 30, 2016.
Total Operating Expenses were $307.3 million for the three months ended September 30, 2017, as compared to $283.5 million for the three months ended September 30, 2016, an increase of $23.8 million, or 8%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $237.5 million for the three months ended September 30, 2017, an increase of $19.7 million, or 9%, versus expense of $217.8 million for the three months ended September 30, 2016. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements. Headcount increased 5% from September 30, 2016 to September 30, 2017. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 14 to our unaudited condensed consolidated financial statements for further information. Non-compensation expenses as a component of Operating Expenses were $69.8 million for the three months ended September 30, 2017, an increase of $4.1 million, or 6%, versus non-compensation operating expenses of $65.7 million for the three months ended September 30, 2016. Non-compensation operating expenses increased compared to the three months ended September 30, 2016 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees. Non-compensation operating expenses for the three months ended September 30, 2017 included execution and clearing costs of $3.3 million, compared to $3.8 million for the three months ended September 30, 2016.
Total Other Expenses of $12.2 million for the three months ended September 30, 2017 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $9.2 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.6 million and intangible asset and other amortization of $2.4 million. Total Other Expenses of $17.7 million for the three months ended September 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $13.9 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.3 million, changes to the fair value of contingent consideration of $1.0 million and intangible asset and other amortization of $2.5 million.
Assuming the maximum thresholds for the Class G LP Interests were considered probable of achievement at September 30, 2017, an additional $16.3 million of expense would have been incurred for the three months ended September 30, 2017 and the remaining expense to be accrued over the future vesting period extending from October 1, 2017 to February 15, 2018 would be $2.5 million. In that circumstance, the total number of Class G LP Interests that would vest and become exchangeable to Class E LP Units would be 0.4 million.
In July 2017, the Company exchanged all of the outstanding 4.1 million Class H LP Interests for 1.0 million vested and 0.9 million unvested Class J LP Units. These units will convert into an equal number of Class E LP Units, and ultimately become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which will entitle each holder one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company will expense the previously unrecognized fair value of the Class H LP Interests ratably over the remaining vesting period.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 61% for the three months ended September 30, 2017, compared to 60% for the three months ended September 30, 2016.
Income from Equity Method Investments was $1.8 million for the three months ended September 30, 2017, as compared to $1.2 million for the three months ended September 30, 2016. The increase was primarily a result of an increase in earnings from ABS.
The provision for income taxes for the three months ended September 30, 2017 was $28.8 million, which reflected an effective tax rate of 32%. The provision for income taxes for the three months ended September 30, 2016 was $39.0 million, which reflected an effective tax rate of 45%. The provision for income taxes for 2017 and 2016 reflects the effect of certain nondeductible expenses, including expenses related to Class E, J and I-P LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $14.2 million for the three months ended September 30, 2017 compared to $12.6 million for the three months ended September 30, 2016. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income allocated to PCA during the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 versus September 30, 2016
Net Revenues were $1.2 billion for the nine months ended September 30, 2017, an increase of $169.6 million, or 17%, versus Net Revenues of $994.7 million for the nine months ended September 30, 2016. Investment Banking Revenue increased

19% and Investment Management Revenue decreased 16% compared to the nine months ended September 30, 2016. The results of the Mexican Private Equity business were consolidated for the nine months ended September 30, 2016, which included Net Revenues of $10.4 million and Total Expenses of $2.5 million. Other Revenue for the nine months ended September 30, 2017 was 1% lower than for the nine months ended September 30, 2016.
Total Operating Expenses were $885.0 million for the nine months ended September 30, 2017, as compared to $754.2 million for the nine months ended September 30, 2016, an increase of $130.8 million, or 17%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $684.2 million for the nine months ended September 30, 2017, an increase of $117.6 million, or 21%, versus expense of $566.6 million for the nine months ended September 30, 2016. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred compensation arrangements as well as increased annual incentive compensation related to the 17% increase in Net Revenues. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 14 to our unaudited condensed consolidated financial statements for further information. Non-compensation expenses as a component of Operating Expenses were $200.8 million for the nine months ended September 30, 2017, an increase of $13.2 million, or 7%, over non-compensation operating expenses of $187.6 million for the nine months ended September 30, 2016. Non-compensation operating expenses increased compared to the nine months ended September 30, 2016 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees. Non-compensation operating expenses for the nine months ended September 30, 2017 included execution and clearing costs of $10.5 million, compared to $12.9 million for the nine months ended September 30, 2016.
Total Other Expenses of $34.6 million for the nine months ended September 30, 2017 included Special Charges of $21.5 million, related to an impairment charge of $14.4 million associated with the impairment of our investment in G5 | Evercore and an impairment charge of $7.1 million related to the impairment of goodwill in the Institutional Asset Management reporting unit in the second quarter of 2017. Other Expenses for the nine months ended September 30, 2017 also included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $5.0 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI. The Company incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. See Note 14 to our unaudited condensed consolidated financial statements for further information. Other Expenses for the nine months ended September 30, 2017 also included Acquisition and Transition Costs of $1.0 million and intangible asset and other amortization of $7.2 million. Total Other Expenses of $76.7 million for the nine months ended September 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $66.4 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.01 million, changes to the fair value of contingent consideration of $1.7 million and intangible asset and other amortization of $8.6 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59% for the nine months ended September 30, 2017, compared to 64% for the nine months ended September 30, 2016.
Income from Equity Method Investments was $5.5 million for the nine months ended September 30, 2017, as compared to $4.1 million for the nine months ended September 30, 2016. The increase was primarily a result of an increase in earnings from ABS.
The provision for income taxes for the nine months ended September 30, 2017 was $69.6 million, which reflected an effective tax rate of 28%. The provision for income taxes for the nine months ended September 30, 2016 was $79.4 million, which reflected an effective tax rate of 47%. The effective tax rate for the nine months ended September 30, 2017 reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements of ($23.7) million being recognized in the Company's Provision for Income Taxes for the nine months ended September 30, 2017, and resulted in a reduction in the effective tax rate of 9 percentage points for the period. The provision for income taxes for 2017 and 2016 also reflects the effect of certain nondeductible expenses, including expenses related to Class E, J and I-P LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. In addition, the effective tax rate for the nine months ended September 30, 2017 was impacted by a valuation allowance on deferred tax assets related to Evercore Brazil.
Net Income Attributable to Noncontrolling Interest was $35.7 million for the nine months ended September 30, 2017 compared to $24.5 million for the nine months ended September 30, 2016. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income allocated to Evercore LP during the nine months ended September 30, 2017.
Impairment of Assets
During the second quarter of 2017, in accordance with ASC 350, the Company performed an impairment assessment of the goodwill remaining in the Institutional Asset Management reporting unit following the classification of the Institutional Trust and Independent Fiduciary business of ETC as Held for Sale. In determining the fair value of this reporting unit, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 17.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a compound annual growth rate in revenues of 11%.
As a result of the above analysis, the Company determined that the fair value of the remaining business in the Institutional Asset Management reporting unit was less than its carrying value. The Company adopted ASU 2017-04 during the second quarter of 2017. Accordingly, the Company recorded a goodwill impairment charge in the Investment Management segment of $7.1 million, which is included within Special Charges on the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2017. This charge resulted in a decrease of $3.7 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the nine months ended September 30, 2017.
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
As a result of the above analysis, the Company determined that the fair value of its investment in G5 | Evercore was less than its carrying value and concluded this loss in value was other-than-temporary. Accordingly, the Company recorded an impairment charge in the Investment Banking segment of $14.4 million, which is included in Special Charges on the Consolidated Statement of Operations for the nine months ended September 30, 2017, resulting in a decrease in its investment in G5 | Evercore to its fair value of $11.6 million as of May 31, 2017.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$332,753	$306,993	8%	$939,841	$743,853	26%
Commissions and Related Fees	45,047	53,512	(16%)	148,292	167,908	(12%)
Underwriting Fees	11,034	7,929	39%	30,170	24,473	23%
Total Investment Banking Revenue (1)	388,834	368,434	6%	1,118,303	936,234	19%
Other Revenue, net (2)	(535)	200	NM	(2,825)	270	NM
Net Revenues	388,299	368,634	5%	1,115,478	936,504	19%
Expenses
Operating Expenses	293,264	268,666	9%	844,573	707,846	19%
Other Expenses	11,748	17,422	(33%)	26,663	75,854	(65%)
Total Expenses	305,012	286,088	7%	871,236	783,700	11%
Operating Income (3)	83,287	82,546	1%	244,242	152,804	60%
Income (Loss) from Equity Method Investments (4)	(75)	(112)	33%	(111)	(94)	(18%)
Pre-Tax Income	$83,212	$82,434	1%	$244,131	$152,710	60%

(1)
Includes client related expenses of $7.9 million and $16.8 million for the three and nine months ended September 30, 2017, respectively, and $5.9 million and $16.4 million for the three and nine months ended September 30, 2016, respectively.

(2)
Includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2.5 million and $7.5 million for the three and nine months ended September 30, 2017, respectively, and $2.6 million and $6.9 million for the three and nine months ended September 30, 2016, respectively.

(3)
Includes Noncontrolling Interest of $1.9 million and $2.3 million for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

(4)	Equity in G5 | Evercore - Advisory and Luminis is classified as Income (Loss) from Equity Method Investments.

For the three months ended September 30, 2017, the dollar value of North American announced and completed M&A activity decreased 7% and increased 1%, respectively, compared to the three months ended September 30, 2016, while the dollar value of Global announced and completed M&A activity for the three months ended September 30, 2017 increased 4% and decreased 10%, respectively, compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, the dollar value of North American announced and completed M&A activity decreased 10% and 5%, respectively, compared to the nine months ended September 30, 2016, while the dollar value of Global announced and completed M&A activity increased 2% and decreased 8%, respectively, compared to the nine months ended September 30, 2016:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$336	$363	(7%)	$976	$1,087	(10%)
Value of North American M&A Deals Announced between $1 - 5 billion	$115	$134	(14%)	$372	$361	3%
Value of North American M&A Deals Completed	$436	$433	1%	$1,176	$1,237	(5%)
Value of Global M&A Deals Announced	$832	$800	4%	$2,408	$2,352	2%
Value of Global M&A Deals Announced between $1 - 5 billion	$256	$272	(6%)	$770	$726	6%
Value of Global M&A Deals Completed	$742	$820	(10%)	$2,222	$2,418	(8%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	210	211	—%	429	418	3%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	67	65	3%	181	164	10%

*	Source: Thomson Reuters October 5, 2017

**	Includes revenue generating clients only
Investment Banking Results of Operations
Three Months Ended September 30, 2017 versus September 30, 2016
Net Investment Banking Revenues were $388.3 million for the three months ended September 30, 2017 compared to $368.6 million for the three months ended September 30, 2016, which represented an increase of 5%. We earned advisory fees from 210 clients for the three months ended September 30, 2017 compared to 211 for the three months ended September 30, 2016. We had 67 fees in excess of $1.0 million for the three months ended September 30, 2017, compared to 65 for the three months ended September 30, 2016, representing a 3% increase. The increase in revenues from the three months ended September 30, 2016 primarily reflects an increase of $25.8 million, or 8%, in Advisory fees, principally driven by the number and composition of fees in excess of $1 million, taking into account the size and type of transaction and the nature of services provided, in our U.S. and U.K. businesses as well as higher fees earned from advising on capital transactions for private funds. The increase in revenues was also attributed to an increase of $3.1 million, or 39%, in Underwriting Fees, principally driven by higher volume in our U.S. business. These increases were partially offset by a decrease of $8.5 million, or 16%, in our Commissions and Related Fees, principally driven by institutional clients adjusting the level and composition of trading volumes in light of the broad movement to passive investing strategies and lower levels of volatility, impacting both payments for research and execution services.
Operating Expenses were $293.3 million for the three months ended September 30, 2017 compared to $268.7 million for the three months ended September 30, 2016, an increase of $24.6 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $227.4 million for the three months ended September 30, 2017, as compared to $207.6 million for the three months ended September 30, 2016, an increase of $19.8 million, or 10%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 14 to our unaudited condensed consolidated financial statements for further information. Non-compensation expenses, as a component of Operating Expenses, were $65.9 million for the three months ended September 30, 2017, as compared to $61.1 million for the three months ended September 30, 2016, an increase of $4.8 million, or 8%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business and increased new business costs associated with higher levels of global transaction activity.
Other Expenses of $11.7 million for the three months ended September 30, 2017 included compensation costs associated with the vesting of LP Units and certain other awards of $9.2 million primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.1 million and intangible asset and other amortization of $2.4 million. Other Expenses of $17.4 million for the three months ended September 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $13.9 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.04 million, changes to the fair value of contingent consideration of $1.0 million and intangible asset and other amortization of $2.5 million.
Nine Months Ended September 30, 2017 versus September 30, 2016
Net Investment Banking Revenues were $1.1 billion for the nine months ended September 30, 2017, compared to $936.5 million for the nine months ended September 30, 2016, which represented an increase of 19%. We earned advisory fees from 429 clients for the nine months ended September 30, 2017, compared to 418 for the nine months ended September 30, 2016, representing a 3% increase. We had 181 fees in excess of $1.0 million for the nine months ended September 30, 2017, compared to 164 for the nine months ended September 30, 2016, representing a 10% increase. The increase in revenues from the nine months ended September 30, 2016 primarily reflects an increase of $196.0 million, or 26%, in Advisory fees, principally driven by the number and composition of fees in excess of $1 million, taking into account the size and type of transaction and the nature of services provided, in our U.S. and U.K. businesses as well as higher fees earned from advising on capital transactions for private funds. The increase in revenues was also attributed to an increase of $5.7 million, or 23%, in Underwriting Fees, principally related to higher volume in our U.S. business. These increases were partially offset by a decrease of $19.6 million, or 12%, in our Commissions and Related Fees, principally driven by institutional clients adjusting the level and composition of trading volumes in light of the broad movement to passive investing strategies and lower levels of volatility, impacting both payments for research and execution services.
Operating Expenses were $844.6 million for the nine months ended September 30, 2017 compared to $707.8 million for the nine months ended September 30, 2016, an increase of $136.7 million, or 19%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $655.3 million for the nine months ended September 30, 2017, as compared to $533.6 million for the nine months ended September 30, 2016, an increase of $121.7 million, or 23%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 19% increase in Net Revenues. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 14 to our unaudited condensed consolidated financial statements for further information. Non-compensation expenses, as a component of Operating Expenses, were $189.3 million for the nine months ended September 30, 2017, as compared to $174.2 million for the nine months ended September 30, 2016, an increase of $15.1 million, or 9%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $26.7 million for the nine months ended September 30, 2017 included Special Charges of $14.4 million, associated with the impairment of our investment in G5 | Evercore, intangible asset and other amortization of $7.2 million, Acquisition and Transition Costs of $0.1 million and compensation costs associated with the vesting of LP Units and Interests and certain other awards of $5.0 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI. The Company incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. Other Expenses of $75.9 million for the nine months ended September 30, 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $66.4 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.7) million, primarily reflecting the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015, changes to the fair value of contingent consideration of $1.7 million and intangible asset and other amortization of $8.5 million.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(dollars in thousands)
Revenues
Investment Advisory and Management Fees:
Wealth Management	$10,232	$9,311	10%	$29,736	$27,180	9%
Institutional Asset Management	6,052	6,105	(1%)	17,301	17,690	(2%)
Private Equity	—	760	NM	—	3,457	NM
Total Investment Advisory and Management Fees	16,284	16,176	1%	47,037	48,327	(3%)
Realized and Unrealized Gains (Losses):
Institutional Asset Management	744	811	(8%)	2,412	3,213	(25%)
Private Equity	1,208	171	606%	(985)	6,302	NM
Total Realized and Unrealized Gains	1,952	982	99%	1,427	9,515	(85%)
Investment Management Revenue (1)	18,236	17,158	6%	48,464	57,842	(16%)
Other Revenue, net (2)	66	522	(87%)	376	337	12%
Net Investment Management Revenues	18,302	17,680	4%	48,840	58,179	(16%)
Expenses
Operating Expenses	14,027	14,843	(5%)	40,441	46,357	(13%)
Other Expenses	492	298	65%	7,976	811	883%
Total Expenses	14,519	15,141	(4%)	48,417	47,168	3%
Operating Income (3)	3,783	2,539	49%	423	11,011	(96%)
Income from Equity Method Investments (4)	1,902	1,290	47%	5,618	4,223	33%
Pre-Tax Income	$5,685	$3,829	48%	$6,041	$15,234	(60%)

(1)
Includes client related expenses of $0.2 million for the three and nine months ended September 30, 2017 and $0.3 million and $0.7 million for the three and nine months ended September 30, 2016, respectively.

(2)	Includes interest expense on the Notes Payable and the line of credit of $0.7 million for the nine months ended September 30, 2016.

(3)
Includes Noncontrolling Interest of $0.9 million and $2.4 million for the three and nine months ended September 30, 2017, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2016, respectively.

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

On May 8, 2017, we entered into an agreement to sell the Institutional Trust and Independent Fiduciary business, which is a part of ETC. This transaction closed on October 18, 2017. See Note 4 to our unaudited condensed consolidated financial statements for further information.
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
The Company's investment in the Discovery Fund was fully distributed as of September 30, 2017.
In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of September 30, 2017, there was no previously distributed carried interest received from our managed funds that was subject to repayment.
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
Assets Under Management
AUM for our Investment Management businesses of $9.0 billion at September 30, 2017 increased compared to $8.0 billion at December 31, 2016. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 66% and 64% of Level I investments, 30% and 32% of Level II investments and 4% of Level III investments as of September 30, 2017 and December 31, 2016, respectively. Institutional Asset Management maintained 83% and 82% of Level I investments and 17% and 18% of Level II investments as of September 30, 2017 and December 31, 2016, respectively.
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
The following table summarizes AUM activity for the nine months ended September 30, 2017:

	Wealth Management	Institutional Asset Management	Total
	(dollars in millions)
Balance at December 31, 2016	$6,473	$1,526	$7,999
Inflows	736	1,396	2,132
Outflows	(751)	(1,118)	(1,869)
Market Appreciation	496	203	699
Balance at September 30, 2017	$6,954	$2,007	$8,961

Unconsolidated Affiliates - Balance at September 30, 2017:
Atalanta Sosnoff	$—	$5,526	$5,526
G5 | Evercore	$2,050	$—	$2,050
ABS	$—	$5,110	$5,110
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of September 30, 2017:

	Wealth Management	Institutional Asset Management
Equities	58%	15%
Fixed Income	30%	85%
Liquidity (1)	7%	—%
Alternatives	5%	—%
Total	100%	100%
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
For the nine months ended September 30, 2017, AUM for Wealth Management increased 7%, primarily reflecting an increase due to market appreciation. Wealth Management outperformed the S&P 500 on a 1 year basis by 1% and lagged the S&P 500 on a 3 year basis by 2% during the period and lagged the fixed income composite on a 1 year basis by 10 basis points and tracked the fixed income composite on a 3 year basis. For the period, the S&P 500 was up 14%, while the fixed income composite increased by 4%.
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
For the nine months ended September 30, 2017, AUM for Institutional Asset Management increased 32%, reflecting a 18% increase due to flows and a 14% increase due to market appreciation. ECB's AUM increase from market appreciation partially reflects the impact of the fluctuation of foreign currency.
AUM from our unconsolidated affiliates increased 9% from December 31, 2016, related to positive performance in Atalanta Sosnoff, G5 | Evercore and ABS.

Three Months Ended September 30, 2017 versus September 30, 2016
Net Investment Management Revenues were $18.3 million for the three months ended September 30, 2017, compared to $17.7 million for the three months ended September 30, 2016. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services increased 1% from the three months ended September 30, 2016, primarily reflecting higher fees in Wealth Management of $0.9 million related to growth in AUM, partially offset by a lack of fees in Private Equity during the third quarter of 2017. Fee-based revenues included $0.01 million of revenues from performance fees for the three months ended September 30, 2017, compared to $0.04 million of revenues from performance fees for the three months ended September 30, 2016. Realized and Unrealized Gains increased from the prior year primarily resulting from higher gains in Private Equity in the third quarter of 2017. Income from Equity Method Investments increased from the three months ended September 30, 2016 primarily as a result of an increase in earnings from ABS.
Operating Expenses were $14.0 million for the three months ended September 30, 2017, as compared to $14.8 million for the three months ended September 30, 2016, a decrease of $0.8 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $10.2 million for the three months ended September 30, 2017, as compared to $10.3 million for the three months ended September 30, 2016, a decrease of $0.1 million, or 1%. The decrease was primarily due to the transfer of ownership of our Mexican Private Equity business and related entities to Glisco on September 30, 2016. Non-compensation expenses, as a component of Operating Expenses, were $3.8 million for the three months ended September 30, 2017, as compared to $4.5 million for the three months ended September 30, 2016, a decrease of $0.7 million, or 16%.
Other Expenses of $0.5 million and $0.3 million were related to Acquisition and Transition Costs for the three months ended September 30, 2017 and 2016, respectively.
Nine Months Ended September 30, 2017 versus September 30, 2016
Net Investment Management Revenues were $48.8 million for the nine months ended September 30, 2017, compared to $58.2 million for the nine months ended September 30, 2016. Investment Advisory and Management Fees earned from the management of client portfolios and other investment advisory services decreased 3% from the nine months ended September 30, 2016, primarily reflecting a lack of Private Equity fees during the nine months ended September 30, 2017, partially offset by higher fees in Wealth Management of $2.6 million related to growth in AUM. Fee-based revenues included $0.01 million of revenues from performance fees during the nine months ended September 30, 2017, compared to $0.2 million during the nine months ended September 30, 2016. Realized and Unrealized Gains decreased from the prior year primarily resulting from losses related to the wind-down of a Private Equity fund in Mexico in 2017. Income from Equity Method Investments increased from the nine months ended September 30, 2016, primarily as a result of an increase in earnings from our investment in ABS.
Operating Expenses were $40.4 million for the nine months ended September 30, 2017, as compared to $46.4 million for the nine months ended September 30, 2016, a decrease of $5.9 million, or 13%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $29.0 million for the nine months ended September 30, 2017, as compared to $33.0 million for the nine months ended September 30, 2016, a decrease of $4.0 million, or 12%. The decrease was primarily due to the transfer of ownership of our Mexican Private Equity business and related entities to Glisco on September 30, 2016. Non-compensation expenses, as a component of Operating Expenses, were $11.4 million for the nine months ended September 30, 2017, as compared to $13.4 million for the nine months ended September 30, 2016, a decrease of $2.0 million, or 15%.
Other Expenses of $8.0 million for the nine months ended September 30, 2017 included Special Charges of $7.1 million related to the impairment of goodwill in the Institutional Asset Management reporting unit in the second quarter of 2017 and Acquisition and Transition Costs of $0.9 million. Other Expenses of $0.8 million for the nine months ended September 30, 2016 included Acquisition and Transition Costs of $0.7 million and intangible asset and other amortization of $0.1 million.
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

	For the Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$180,606	$88,554
Non-cash charges	205,854	203,985
Other operating activities	(60,803)	(42,138)
Operating activities	325,657	250,401
Investing activities	(72,187)	(41,564)
Financing activities	(377,680)	(193,721)
Effect of exchange rate changes	5,541	(17,851)
Net Increase (Decrease) in Cash and Cash Equivalents	(118,669)	(2,735)
Cash and Cash Equivalents
Beginning of Period	558,524	448,764
End of Period	$439,855	$446,029
Nine Months Ended September 30, 2017. Cash and Cash Equivalents were $439.9 million at September 30, 2017, a decrease of $118.7 million versus Cash and Cash Equivalents of $558.5 million at December 31, 2016. Operating activities resulted in a net inflow of $325.7 million, primarily related to earnings, partially offset by a decrease in accrued compensation and benefits. Cash of $72.2 million was used in investing activities primarily related to purchases of certificates of deposit, furniture, equipment and leasehold improvements, which were partially offset by net proceeds from sales and maturities of marketable securities. Financing activities during the period used cash of $377.7 million, primarily for purchases of treasury stock and noncontrolling interest, the payment of dividends, distributions to noncontrolling interest holders and the repayment of outstanding subordinated borrowings.
Nine Months Ended September 30, 2016. Cash and Cash Equivalents were $446.0 million at September 30, 2016, a decrease of $2.7 million versus Cash and Cash Equivalents of $448.8 million at December 31, 2015. Operating activities resulted in a net inflow of $250.4 million, primarily related to earnings, partially offset by a decrease in accrued compensation and benefits. Cash of $41.6 million was used in investing activities primarily related to net purchases of our marketable securities, purchases of furniture, equipment and leasehold improvements and an increase in restricted cash. Financing activities during the period used cash of $193.7 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, treasury stock purchases and the repayment of the outstanding borrowings under the senior credit facility with Mizuho, partially offset by the issuance of the Private Placement Notes.
Liquidity and Capital Resources
General
Our current assets include Cash and Cash Equivalents, Marketable Securities and Certificates of Deposit and Accounts Receivable relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and EWM in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
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
On April 25, 2016, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. Further, on October 23, 2017, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of the lesser of $750.0 million worth of Class A

Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2017, we repurchased 2,788,830 Class A Shares and LP Units, at an average cost per share/unit of $73.81, for $205.8 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2017, we repurchased 1,132,602 Class A Shares, at an average cost per share of $77.89 for $88.2 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 3,921,432 Class A Shares and LP Units repurchased during the nine months ended September 30, 2017 were acquired for aggregate purchase consideration of $294.1 million, at an average cost per share/unit of $74.99.
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of our domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2017, we were in compliance with all of these covenants.
We used $120.0 million of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. The Company was in compliance with these covenants as of September 30, 2017. Drawings under this facility bear interest at the prime rate. On February 2, 2017, East drew down $30.0 million on this facility, which was repaid on March 10, 2017. The facility was renewed on June 14, 2017 and the maturity date was extended to June 22, 2018.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $11.0 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.

Other Commitments
We have subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In February and April 2017, we repaid $6.0 million and $3.8 million, respectively, of the original borrowings. As of September 30, 2017, we had $6.8 million in subordinated borrowings pursuant to these agreements.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.3 years, as of September 30, 2017, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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

As of September 30, 2017 and December 31, 2016, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	September 30, 2017		December 31, 2016
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$22,632		$18,535
Securities Purchased Under Agreements to Resell	11,268	$11,264	12,585	$12,601
Total Assets	33,900		31,120
Liabilities
Securities Sold Under Agreements to Repurchase	(33,912)	$(33,917)	(31,150)	$(31,155)
Net Liabilities	$(12)		$(30)
Risk Measures
VaR	$1		$5
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(1)		$(9)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$1		$9
Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
As of September 30, 2017, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740; hence, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $3.5 million and $4.6 million as of September 30, 2017 and December 31, 2016, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2023, depending on the timing and level of investments by our private equity funds.
On May 8, 2017, we entered into an agreement to sell the Institutional Trust and Independent Fiduciary business, which is a part of ETC. This transaction closed on October 18, 2017. See Note 4 to our unaudited condensed consolidated financial statements for further information.
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

Market and Investment Risk
We hold equity securities and invest in exchange traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of September 30, 2017, the fair value of our investments with these products, based on closing prices, was $27.7 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $2.8 million for the three months ended September 30, 2017.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.2 million for the three months ended September 30, 2017.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Mexico and the United Kingdom, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2017, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $6.0 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. As of September 30, 2017 and December 31, 2016, total receivables amounted to $206.9 million and $230.5 million, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the nine months ended September 30, 2017 and 2016.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, exchange traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2017, we had Marketable Securities of $52.3 million, of which 47% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.

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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
On September 19, 2016, EGL was named as a defendant in the First Amended and Supplemented Verified Class Action Complaint (the "Complaint"), filed in the Chancery Court of the State of Delaware in a case entitled City of Daytona Beach Police and Fire Pension Fund v. ExamWorks Group, Inc., et al. (C.A. No. 12481-VCL). The Complaint was brought on behalf of a purported class consisting of all ExamWorks common stockholders and purports to assert a claim against EGL for aiding and abetting breaches of fiduciary duties by ExamWorks officers and directors in connection with a merger transaction between ExamWorks and affiliates of Leonard Green & Partners, L.P. that was agreed to on April 26, 2016 and consummated on July 27, 2016. The Complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. The parties reached an agreement in principle to settle the case prior to trial which would result in no liability to EGL. The settlement has been approved by the court.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2017	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	118,716	$70.67	—	6,475,103
February 1 to February 28	958,748	78.91	—	6,475,103
March 1 to March 31	30,231	77.25	13,881	6,461,222
Total January 1 to March 31	1,107,695	$77.99	13,881	6,461,222

April 1 to April 30	138,797	$74.73	138,787	6,322,435
May 1 to May 31	1,618,725	73.47	1,616,932	4,705,503
June 1 to June 30	257,321	69.09	250,891	4,454,612
Total April 1 to June 30	2,014,843	$72.99	2,006,610	4,454,612

July 1 to July 31	13,101	$71.50	1,690	4,452,922
August 1 to August 31	639,932	76.87	624,412	3,828,510
September 1 to September 30	145,861	71.85	142,237	3,686,273
Total July 1 to September 30	798,894	$75.87	768,339	3,686,273

Total January 1 to September 30	3,921,432	$74.99	2,788,830	3,686,273

(1)
Includes the repurchase of 1,093,814, 8,233 and 30,555 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2017, June 30, 2017 and September 30, 2017, respectively.

(2)
On April 25, 2016, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. Further, on October 23, 2017, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

(3)	Includes the purchase of 30,363 and 1,690 LP Units from noncontrolling interest holders during the three months ended June 30, 2017 and September 30, 2017, respectively.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Evercore Inc., as filed with the Secretary of State of the State of Delaware on October 17, 2017 (filed herewith)

3.2
Amended and Restated By-Laws, dated August 29, 2017 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on September 1, 2017)

10.1
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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 2, 2017

Evercore Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer