Form 10-K
period 2017-12-31
Evercore Inc.
filed 2018-02-23
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2017 was approximately $2.8 billion, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $70.50 per share and on the par value of the registrant's Class B common stock, par value $0.01 per share.
The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of February 15, 2018, was 41,243,531. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of February 15, 2018 was 82 (excluding 18 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2018 annual meeting of stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

EVERCORE INC.

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
In this report, references to "Evercore," the "Company," "we," "us" and "our" refer to Evercore Inc. (formerly known as Evercore Partners Inc.), a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, references to (1) "Evercore Inc." refer solely to Evercore Inc. and not to any of its consolidated subsidiaries and (2) "Evercore LP" refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries. References to the "IPO" refer to our initial public offering on August 10, 2006 of 4,542,500 shares of our Class A common stock, including shares issued to the underwriters of the IPO pursuant to their election to exercise in full their overallotment option.
Forward-Looking Statements
This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "backlog," "believes," "expects," "potential," "probable," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.
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
Overview
Evercore is one of the leading independent investment banking advisory firms in the world based on the dollar volume of announced worldwide merger and acquisition ("M&A") transactions on which we have advised since 2000. When we use the term "independent investment banking advisory firm," we mean an investment banking firm that directly, or through its affiliates, does not engage in commercial banking or significant proprietary trading activities. We were founded on the belief that there is an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product capital intensive financial institutions. We believe that maintaining standards of excellence and integrity in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism and integrity.
We operate globally through two business segments:

•	Investment Banking; and

•	Investment Management.
Investment Banking
Our Investment Banking segment includes our global advisory business through which we deliver strategic corporate advisory, capital markets advisory and institutional equities services. In 2017, our Investment Banking segment generated $1.575 billion, or 96% of our revenues, excluding Other Revenue, net, ($1.364 billion, or 95%, in 2016 and $1.134 billion, or 92%, in 2015) and earned advisory fees from 574 client transactions.
At December 31, 2017, our strategic corporate advisory and capital markets advisory businesses had 87 Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and broad geographic reach.

Strategic Corporate Advisory
Evercore's strategic corporate advisory business provides differentiated strategic and tactical advice, as well as unparalleled execution to financial sponsors and both public and private companies across a broad range of industry sectors and geographies. We help our clients identify and pursue strategic priorities, devise strategies to enhance shareholder value, and develop new ideas and deeper perspective to achieve their goals.

•
Mergers and Acquisitions. In advising companies on an acquisition, merger or sale, we evaluate potential targets, provide valuation analyses, and evaluate and propose financial and strategic alternatives. We provide boards and management teams with independent judgment and deep expertise as they navigate their most important transactions and strategic decisions. We also advise as to the timing, structure, financing and pricing of a proposed transaction, as well as assist in negotiating and closing the deal.

•
Strategic Shareholder Advisory. Our extensive experience, insights into activist tactics, expertise in helping companies with shareholder communications and innovative defense strategies are instrumental in helping clients prepare for, avoid, and, if required, defend against activist investors and hostile takeover attempts. In public company situations, Evercore’s strategic shareholder advice is an integral part of our practice and is a decisive edge for clients seeking to obtain shareholder support for their transactions.

•
Special Committee Assignments. Evercore has a leading special committee practice which is driven by, and exemplifies, our overall commitment to independence, discretion, objectivity, and the delivery of unconflicted advice. Our team has a long history of providing impartial advice to special committees and assisting them to meet fiduciary duties and obligations in significant situations.

•
Transaction Structuring. Evercore provides integrated advice in connection with the structuring of public and private transactions - including mergers, spin-offs, sales, joint ventures, and capital markets offerings - intended to optimize tax, accounting, and other objectives of the deal.

•
Restructuring. Evercore provides independent financial restructuring advice to companies, creditors, shareholders, and other stakeholders, both in-and out-of-court. We specialize in providing critical and unbiased advice to clients on complex balance sheet issues and transformational situations.

Capital Markets Advisory
Evercore is a leading advisor on many of the largest and most complex corporate balance sheets in the global capital markets. Our flexible and integrated teams develop trust with clients by focusing on objectives and facts, not capital markets products. Functionally, Evercore can act as an independent advisor, capital placement agent, or underwriter based on each client's circumstances and preferences.

•
Equity Capital Markets. Evercore provides equity and equity-linked capital markets advice and execution designed to complement our firm's formidable corporate advisory platform. Our team provides its clients with independent advice, experienced judgment, and key insights on all aspects of capital formation and capital markets transactions.

•	Debt Advisory. Evercore provides independent advice to corporate clients on all debt capital markets products globally.

•
Private Placement Advisory. Evercore structures and executes private market transactions for public and private corporate clients who require direct private equity, credit or hybrid financing solutions.

•
Market Risk Management and Hedging. Evercore advises clients on all aspects of market-related risks arising from foreign exchange, interest rates, inflation and commodity prices in connection with cross-border M&A and financing transactions.

•
Private Capital Advisory. Evercore advises managers of private assets - private equity, private debt, real estate, infrastructure, etc. - seeking to recapitalize or liquidate their assets through a privately negotiated transaction (e.g. fund sales, asset refinancing and fund recapitalizations).

•
Private Funds Group. Evercore provides comprehensive global advisory services on capital raising for select private fund sponsors, advising and executing on all aspects of the fundraising process, including competitive positioning and market assessment, preparation of marketing materials, investor development and documentation.

Institutional Equities
At Evercore ISI, our experienced research, sales and trading professionals deliver superior client service on a content-led platform, striving to be the best independent equity research resource to support our clients' overall money management needs. At December 31, 2017, Evercore ISI had 31 senior research and distribution professionals.

•
Research. Evercore ISI has some of the best analysts in sell-side research, with the second highest number of analysts ranked number 1 by Institutional Investor in 2017. We also ranked #2 on a weighted basis and #3 in overall positions.

•
Sales. Our sales group offers research-driven equity products to more than 1,400 institutional clients in the U.S. and abroad. Our dedicated specialists provide access to our macro and fundamental research products and provide tailored solutions through conferences, roadshows and one-on-one meetings.

•
Trading. Evercore ISI’s trading professionals engage primarily in agency-only transactions, free of the potential conflicts of interest created by proprietary trading. Our team provides seamless execution, placing our clients’ interests first and executing every transaction with efficiency, objectivity and discretion.

•
Corporate Access. Our corporate access team provides strategic and customized analyses to determine targeted investors and regional strengths. We provide planning and execution of non-deal roadshows, field trips, sector and macro conferences.

Other
During 2017 our Investment Banking segment also included interests in Luminis Partners ("Luminis") and G5 Holdings S.A. ("G5"), which were accounted for under the equity method of accounting. Luminis is an independent corporate advisory firm based in Australia and G5 is an independent corporate advisory and investment management firm based in Brazil. On December 31, 2017, we exchanged all of our outstanding equity interests in G5 for debentures of G5. This investment will be accounted for as a held-to-maturity security going forward.
Investment Management
Our Investment Management segment includes wealth management and trust services through Evercore Wealth Management L.L.C. ("EWM") and investment management services in Mexico through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), as well as private equity through investments in entities that manage private equity funds. In 2017, our Investment Management segment generated revenue of $61.7 million or 4% of our revenues, excluding Other Revenue, net ($75.8 million, or 5%, in 2016 and $95.1 million, or 8%, in 2015).

•
Evercore Wealth Management. Evercore's U.S.-based Evercore Wealth Management serves high-net-worth individuals, foundations and endowments. Clients at EWM and our affiliated trust companies, Evercore Trust

Company, N.A. ("ETC") and Evercore Trust Company of Delaware ("ETCDE"), work directly with dedicated teams of independent thinkers to manage complex wealth and focus on delivering tangible results. As of December 31, 2017, EWM had $7.3 billion of assets under management ("AUM").

•
Evercore Casa de Bolsa. Evercore Casa de Bolsa is a Mexico-based asset management firm that provides specialized advice and portfolio management services focused on international, peso-denominated money market, fixed income and equity securities for institutional investors and high-net-worth individuals. ECB also focuses on raising capital in national and international markets for companies and entities with high growth potential. As of December 31, 2017, ECB had $1.6 billion of AUM.

•
Investments in Affiliates. We also hold interests in ABS Investment Management, LLC ("ABS") and Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") that are accounted for under the equity method of accounting. ABS is an institutionally focused hedge fund-of-funds manager and Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products.

•	Private Equity. Private equity includes our interests in entities that manage private equity funds.

–
Glisco Partners Inc. ("Glisco") assumes all responsibility for the management of the value-oriented, middle-market private equity funds in Mexico, Glisco Partners II, L.P. ("Glisco II") and Glisco Partners III, L.P. ("Glisco III"). We maintain a limited partner's interest in the funds and in the general partners of the funds, as well as in Glisco Manager Holdings LP, from which we receive our portion of the management fees earned by Glisco. The Company and its affiliates are passive investors and do not participate in the management of any Glisco sponsored funds.

–
While we do not intend to raise any Evercore-sponsored funds, we maintain a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners ("Trilantic"). In connection with the issuance of certain limited partnership interests in Trilantic, the Company became a limited partner of Trilantic and is entitled to receive 10% of the aggregate amount of carried interest in respect to all of the portfolio investments made by Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV"), up to $15.0 million. As part of the strategic alliance, the Company committed $5.0 million of the total capital commitments of Trilantic Capital Partners V L.P. ("Trilantic V"). The Company and its affiliates are passive investors and do not participate in the management of any Trilantic sponsored funds. We previously raised and managed Evercore-sponsored funds, but do not currently have specific plans to continue to do so.

•	The Investment Management segment also includes the results of businesses that were deconsolidated prior to December 31, 2017:

–	On October 18, 2017, we sold the Institutional Trust and Independent Fiduciary business of ETC. Following the sale, the remaining operations of ETC were integrated into EWM.

–
On September 30, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco.

–	On December 31, 2015, we deconsolidated our investment in Atalanta Sosnoff and currently account for our interest as an equity method investment.
Our Strategies for Growth
We expect to deploy the majority of our capital to continue to grow our Investment Banking businesses. We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:

•
Add Highly Qualified Investment Banking Professionals with Industry and Product Expertise. We hired nine new Senior Managing Directors in 2017, expanding our capabilities in the U.S. and Asia and increasing our presence in Industrials and Financial Services, as well as expanding our equity research capabilities. We intend to continue to recruit and promote high-caliber strategic corporate and capital markets advisory, as well as equity research, professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines and geographies which we have identified as particularly attractive. On occasion, these additions result from the acquisition of boutique independent advisory firms with leading professionals in a market or sector. Of equal importance, following our long-term strategy of developing internal talent, we also promoted four internal candidates to Senior Managing Director in our Advisory business in 2017 and intend to continue to promote our most talented professionals in the future.

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
People
As of December 31, 2017, we employed approximately 1,600 people worldwide. None of our employees are subject to any collective bargaining agreements, and we believe we have good relations with our employees.
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
Evercore is predominantly an independent investment banking advisory firm, and its competitors can be categorized into three main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS, (2) independent advisory firms such as Lazard and Rothschild and (3) boutiques, such as Centerview, Greenhill, Moelis, Perella Weinberg and PJT Partners, among others. We believe, and our clients have informed us, that firms which also engage in acquisition financing, significant proprietary trading in clients' securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since Evercore is able to avoid potential conflicts associated with these types of activities, we believe that Evercore is better able to develop trusted and long-term relationships with its clients than those of its competitors, which provide such services. In addition, we have a larger global presence and deeper sector expertise than many of the boutiques. Evercore ISI's business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
We believe that we face a range of competitors in our Investment Management business, with numerous other firms providing competitive services in each of our sectors. Evercore Wealth Management competes with domestic and global private banks, regional broker-dealers, independent broker-dealers, registered investment advisors, commercial banks, trust companies and other financial services firms offering wealth management services to clients, many of which have substantially greater resources and offer a broader range of services, and ECB faces substantial competition from a large number of asset management companies, many of which are larger, more established firms with greater brand name recognition and more extensive client networks and product offerings.
Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and in the other jurisdictions where we operate. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. ("EGL"), a wholly-owned subsidiary of ours through which we conduct our investment banking business, is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority ("FINRA") and is registered as a broker-dealer in various states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. The

SEC, FINRA, and regulators in various non-U.S. jurisdictions impose both conduct-based and disclosure-based requirements with respect to research reports and research analysts. State securities regulators also have regulatory or oversight authority over EGL. The Private Funds Group is impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in New York, Illinois, Ohio, California and New Mexico. Similar measures are being considered or have been implemented in other jurisdictions.
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
Three of our investment management businesses, EWM, ABS and Atalanta Sosnoff, are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, state and local political contributions, as well as general anti-fraud prohibitions. EWM is also an investment advisor to a mutual fund, which subjects EWM to additional regulations under the Investment Company Act of 1940 (the "1940 Act"). ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC"), is a member bank of the Federal Reserve System and is subject to the Patriot Act and to the state laws in the jurisdictions in which it operates. ETCDE is a limited purpose trust company regulated by the Office of the Delaware State Bank Commissioner. ETCDE is subject to the rules and regulations applicable to limited purpose trust companies operating in Delaware.
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
United Kingdom
Authorization by the Financial Conduct Authority ("FCA"). The FCA is responsible for regulating Evercore Partners International LLP ("Evercore U.K.") and International Strategy & Investment (U.K.) Limited ("ISI U.K."), the London vehicle of Evercore ISI. The Financial Services and Markets Act 2000 ("FSMA") is the basis for the United Kingdom's ("U.K.") financial services regulatory regime. FSMA is supported by secondary legislation and other rules made under FSMA, including the FCA Handbook of Rules and Guidance. A key FSMA provision is section 19, which contains a "general prohibition" against any person carrying on a "regulated activity" (or purporting to do so) in the U.K. unless he is an authorized or exempt person. It is a criminal offense to breach this general prohibition and certain agreements made in breach may not be enforceable. The

"regulated activities" are set out in the FSMA (Regulated Activities) Order 2001 (as amended). Evercore U.K. is authorized to carry out regulated activities including: advising on investments, arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. ISI U.K. is also authorized to carry out these activities and, additionally, is authorized to carry out the regulated activity of dealing in investments as agent. As U.K. authorized persons, Evercore U.K. and ISI U.K. are subject to the FCA's high-level principles for businesses, conduct of business obligations and organizational requirements. The FCA has extensive powers to supervise and intervene in the affairs of the firms. It can take a range of disciplinary enforcement actions, including public censure, restitution, fines or sanctions and the award of compensation.
FSMA also gives the FCA investigatory and enforcement powers in respect of contraventions of the European Union ("EU") Markets Abuse Regulation, which prohibits insider dealing, unlawful disclosure of inside information and market manipulation. The FCA is also able to prosecute a number of criminal offenses including, among other things, criminal insider dealing under the Criminal Justice Act 1993.
Regulatory Capital. Regulatory capital requirements form an integral part of the FCA's prudential supervision of FCA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties') financial stability. The FCA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high-level requirement for firms to have adequate financial resources. However, as a so-called "exempt-CAD firm," Evercore U.K. is subject only to limited minimum capital requirements. ISI U.K. is a so-called "BIPRU investment firm". As a result, it is potentially subject to a greater minimum regulatory capital requirement, currently based on its annual fixed expenditure (its "fixed overhead requirement"). The FCA may impose a higher capital requirement than the minimum requirement on BIPRU investment firms.
Anti-Money Laundering, Counter-Terrorist Financing and Anti-Bribery. The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (the "Money Laundering Regulations") came into force on June 26, 2017 and implemented the Fourth EU Money Laundering Directive ("MLD 4"). MLD 4 is designed to reinforce the efficacy of EU law in countering money laundering and terrorist financing and to ensure that the EU framework is aligned with the International Standards on Combating Money Laundering and the Financing of Terrorism and Proliferation adopted by the Financial Action Task Force in 2012. The Money Laundering Regulations impose numerous obligations on Evercore U.K. and ISI U.K. (and other "relevant persons"), including, among other things, obligations to take appropriate steps to assess the risks of money laundering and terrorist financing to which the business is subject and to maintain policies, controls and procedures to mitigate and manage the risks identified in the risk assessment. On December 15, 2017, the EU Parliament and the Council of the EU reached political agreement on a proposed directive to amend MLD 4 ("MLD 5"). The objectives of MLD 5 include, among other things, increasing the transparency of financial transactions and legal entities. Once MLD 5 has been formally adopted, the legislation would be published in the Official Journal of the EU, and enter into force 20 days after publication. Member states would then have 18 months from that date in which to bring into force national law and regulation implementing MLD 5.
The Proceeds of Crime Act 2002 and the Terrorism Act 2000 also contain a number of offenses in relation to money laundering and terrorist financing, respectively. Evercore U.K., ISI U.K. (and potentially other Evercore entities with a 'close connection' to the U.K.) are also subject to the U.K. Bribery Act 2010, which came into force on July 1, 2011. It provides for criminal penalties for bribery of, or receipt of a bribe from, public officials, corporations and individuals, as well as for the failure of an organization to prevent a person with whom it is associated from providing bribes for the organization's benefit.
Regulatory Framework in the European Union. Both Evercore U.K. and ISI U.K. have obtained the appropriate European investment services passport rights to provide cross-border services into a number of other members of the European Economic Area ("EEA"). Evercore U.K. has also obtained a passport to provide specific investment services from a Spanish branch. These "passports" derive from the pan-European regime established by the recast EU Markets in Financial Instruments Directive ("MiFID II"), which along with the Markets in Financial Instruments Regulation ("MiFIR"), regulates the provision of investment services and activities throughout the EEA. MiFID II provides investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as "host member states") on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This practice is known as "passporting."
MiFID II and MiFIR set out a number of investor protection and conduct of business rules, including strict restrictions on investment firms making or receiving so-called "inducements" including research published by broker-dealers such as EGL and

ISI U.K. MiFID II and MiFIR also set out a harmonized regime for access by non-European firms to the EU investment services market. This could impact the ability of Evercore entities outside of Europe to provide investment services within Europe.
Hong Kong
In Hong Kong, our subsidiary, Evercore Asia Limited ("Evercore Asia") is licensed by the Securities and Futures Commission ("SFC") to conduct certain corporate finance activities and securities dealing activities that are related to corporate finance. The compliance requirements of the SFC include, among other things, paid-up share capital, liquid capital and conduct of business requirements. The directors and certain officers, employees and other persons affiliated with Evercore Asia are also subject to SFC licensing and/or compliance requirements.
Singapore
In Singapore, Evercore Asia (Singapore) Pte. Ltd. maintains a Capital Market Services license issued by the Monetary Authority of Singapore ("MAS") for dealing in securities and advising on corporate finance. The compliance requirements of MAS include conduct of business requirements and rules relating to client assets, among other things.
Dubai
Financial services activities in or from the Dubai International Financial Authority, a free-zone located in the United Arab Emirates, Emirate of Dubai, are regulated by the Dubai Financial Services Authority ("DFSA") and are subject to licensing requirements. Evercore Advisory (Middle East) Limited maintains licenses issued by the DFSA for (i) advising on financial products, (ii) arranging credit and advising on credit and (iii) arranging deals in investments. The compliance requirements of the DFSA include, among other things, conduct of business requirements and anti-money laundering, counter-terrorist financing and sanctions requirements.
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
The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a regulated entity or its directors, officers or employees.

Item 1A.	Risk Factors
Risks Related to Our Business
Difficult market conditions may adversely affect our business in many ways, including reducing the volume of the transactions involving our Investment Banking business and reducing the value of the assets we manage in our Investment Management businesses, which, in each case, may materially reduce our revenue or income.
As a financial services firm, our businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, terrorism, political uncertainty, uncertainty in the U.S. federal fiscal policy and the fiscal policy of foreign governments and the timing and nature of regulatory reform. Unfavorable market or economic conditions, as well as volatility in the financial markets can materially reduce the demand for our services and present new challenges.
Revenue generated by our Investment Banking business is related to the volume and value of the transactions in which we are involved. The majority of our bankers are focused on covering clients in the context of providing M&A services and those activities generate a substantial portion of our revenues. During periods of unfavorable market and economic conditions, our operating results may be adversely affected by a decrease in the volume and value of M&A transactions and increasing price competition among financial services companies seeking advisory engagements. Additionally, our clients engaging in M&A transactions often rely on access to the credit and/or capital markets to finance their transactions. The uncertainty of available credit and the volatility of the capital markets and the fact that we do not provide financing or otherwise commit capital to clients can adversely affect the size, volume, timing and ability of such clients to successfully complete M&A transactions and adversely affect our Investment Banking business.
In the event of a decline in M&A activity, we may seek to generate greater business from our restructuring and capital advisory services and our Evercore ISI business. However, it is unlikely that we will be able to offset lower revenues in their entirety from our M&A activities with revenues generated from restructuring and capital advisory services or from our Evercore ISI business. Our restructuring services, which provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers, our capital advisory services, which provide corporations and financial sponsors with advice relating to a broad array of financing issues, and our Evercore ISI business, which provides equity research and agency-only securities sales and trading for institutional investors, are intentionally smaller than our M&A advisory business and we expect that they will remain that way for the foreseeable future.
Unfavorable market conditions may also lead to a reduction in revenues from our underwriting and placement agent activities, and to the extent that adverse economic market conditions affect M&A and capital raising activities generally, the demand for the research and other services provided by our Evercore ISI business could correspondingly decline.
During a market or general economic downturn, our Institutional Asset Management (through ECB) and Wealth Management businesses would also be expected to generate lower revenue because the management fees we receive are typically based on the market value of the securities that comprise the assets we manage. In addition, due to uncertainty or volatility in the market or in response to difficult market conditions, clients or prospective clients may withdraw funds from, or hesitate to allocate assets to, these businesses in favor of investments they perceive as offering greater opportunity or lower risk. Difficult market conditions can also materially adversely affect our ability to launch new products or offer new services in our Institutional Asset Management or Wealth Management businesses, which could negatively affect our ability to increase AUM. In each case, management fees based on AUM would be negatively affected. Moreover, difficult market conditions may negatively impact the private equity funds in which we hold interests by further reducing valuations and curtailing opportunities to exit and realize value from their investments.
We depend on our senior professionals, including our executive officers, and the loss of their services could have a material adverse effect on us.
Our senior leadership team's expertise, skill, reputation and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking business, including Advisory and Evercore ISI, is dependent on our senior Investment Banking professionals and on a small number of senior research analysts, traders and executives. In addition, EWM is dependent on a small number of senior portfolio managers and executives. Further, the operations and performance of G5, ABS and Atalanta Sosnoff are dependent on a small number of senior executives. Our professionals possess substantial experience and expertise and strong client relationships. However, they are not obligated to remain employed with us and the market for qualified professionals is highly competitive. If these personnel were to retire, join an existing competitor, form a competing company or otherwise leave us, it could jeopardize our relationships with clients and result in the loss of client engagements and revenues.
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
If we are unable to successfully identify and hire productive individuals to join our firm, we may not be able to implement our growth strategy successfully.
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
Our failure to deal appropriately with actual, potential or perceived conflicts of interest could damage our reputation and materially adversely affect our business.
As we have expanded the scope of our businesses and client base, we increasingly confront actual, potential and perceived conflicts of interest relating to our Investment Banking and Investment Management businesses. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business in a number of ways, including an inability to recruit additional professionals and a reluctance of potential clients and counterparties to do business with us. Additionally, client-imposed conflicts requirements could place additional limitations on us, for example, by limiting our ability to accept Investment Banking advisory engagements.
Policies, controls and procedures that we may be required to implement to address additional regulatory requirements, including as a result of additional foreign jurisdictions in which we operate, Evercore ISI's business and our underwriting activities, or to mitigate actual or potential conflicts of interest, may result in increased costs, including for additional personnel and infrastructure and information technology improvements, as well as limit our activities and reduce the positive synergies that we seek to cultivate across our businesses. For example, due to our equity research activities through Evercore ISI, we face potential conflicts of interest, including situations where our provision or publication of research conflicts with the interests of an advisory client, or allegations that research objectivity is being inappropriately impacted by advisory client considerations. Such conflicts may also arise if our Investment Banking advisory business has access to material non-public information that may not be shared with our equity research business or vice versa.
Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients while subjecting us to significant legal liability and reputational harm.
There is a risk that our employees could engage in fraud or misconduct that adversely affects our business. Our Investment Banking business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients and employees. We are also subject to a number of obligations and standards arising from our Investment Management business and our authority over the assets managed by our Investment Management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business may be adversely affected.
In addition, the U.S. Department of Justice and the SEC continue to devote greater resources to the enforcement of the Foreign Corrupt Practices Act, and the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that any of our employees have violated these laws (or similar laws of other jurisdictions in which we do business) could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial position or results of operations.
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
In recent years, particularly in highly volatile markets, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against M&A financial advisors has increased. Our business is also subject to regulation in the countries in which it operates. As this regulatory environment continues to change (in some cases potentially significantly) it is difficult to assess future litigation and regulatory risks. Regulatory changes make it harder for our clients to estimate future potential losses that may be incurred. Our M&A advisory activities may subject us to the risk of significant legal liability to our clients and third parties, including our clients' stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In addition, a portion of our M&A advisory fees are obtained from restructuring clients, and often these clients do not have sufficient resources to indemnify us for costs and expenses associated with third-party subpoenas and direct claims, to the extent such claims are not barred as part of the reorganization process. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. These indemnities also are dependent on our client's capacity to pay the amounts claimed. As a result, we may incur significant legal expenses in defending against litigation. In our Investment Management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liability or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or legal expenses incurred in defending against litigation could materially adversely affect our business, financial condition, operating results or liquidity or cause significant reputational harm to us, which could seriously harm our business.
Extensive and evolving regulation of our businesses exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and limits our ability to engage in certain activities.
As a participant in the financial services industry we are subject to extensive regulation by governmental and self-regulatory organizations in jurisdictions around the world, as described further under "Business - Regulation" above. As a result of market volatility and disruption over the past decade, the U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including legislation and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act. The full extent of the effects of these actions and legislative and regulatory initiatives is uncertain, both as to the financial capital markets and participants in general, and as to us in particular.
Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA, or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate the financial services industry. We may also be adversely affected by changes in the interpretation or enforcement of existing laws or regulations by these governmental authorities and self-regulatory organizations. For example, the current administration in the U.S. may ultimately repeal or modify certain regulations adopted since the financial crisis. Uncertainty about the timing and scope of any changes to existing laws and rules or the implementation of new law or rules by any regulatory authorities that regulate financial services firms or supervise financial markets, as well as the compliance costs associated with a new regulatory regime, may negatively impact our businesses in the short term, even if the long-term impact of any such changes are positive for our businesses. In addition, policies adopted by clients or prospective clients, which may exceed regulatory requirements may result in additional compliance costs that materially affect our business. Because certain of our larger competitors are subject to regulations that do not affect us to the same extent or at all, regulatory reforms may benefit them more than us, including by expanding their permitted activities, reducing their compliance costs or reducing restraints on compensation, any of which could enhance their ability to compete against us for advisory opportunities, for employees or otherwise in a manner that negatively impacts our business.
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
Specific regulatory changes may have a direct impact on the revenue of our Investment Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the investment management industry. For example, several states and municipalities in the United States have adopted "pay-to-play" rules, which could limit our ability to charge advisory fees, and could therefore affect the profitability of that portion of our business. In addition, the use of "soft dollars," where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Investment Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these costs. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Investment Management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the U.S. related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.
Furthermore, it is expected that MiFID II and MiFIR, which went into effect on January 3, 2018, will have significant and wide-ranging impacts on EU securities and derivatives markets as a result of enhanced investor protection and organizational requirements, including, among other things, (i) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (ii) enhanced regulation of algorithmic trading, (iii) the movement of trading in certain shares and derivatives onto regulated execution venues, (iv) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (v) restriction on the use of so-called dark pool trading, (vi) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (vii) commodity derivative position limits and reporting requirements, (viii) a move away from vertical silos in execution, clearing and settlement, (ix) an exchanged role for European Securities and Markets Authority ("ESMA") in supervising EU securities and derivatives markets and (x) new requirements regarding non-EU investment firms access to EU financial markets. Implementation of these measures may have direct and indirect impact on us and certain of our affiliates, including an adverse effect on the demand for our research and trading services from EU investors and an increase in legal and compliance costs.
A U.K. exit from the European Union could adversely impact our business and operations.
On March 29, 2017, the U.K. notified the EU of its intention to withdraw from the EU, following a referendum in June 2016. A U.K. exit from the EU, together with the ongoing negotiations around the terms of any exit, could adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and European euro, and introduce significant legal uncertainty and potentially divergent national laws and regulations. Our U.K. entities, Evercore U.K. and ISI U.K., primarily service European-domiciled clients. Adverse conditions arising from a U.K. exit from the EU could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise. A U.K. exit from the EU could also cause our U.K. entities to lose their EU financial services passport licenses, which allow them to operate on a cross-border and off-shore basis into all EU countries without obtaining regulatory approval outside of the U.K. Consequently, our legal, compliance and operational costs would increase.
We are exposed to risks and costs associated with protecting the integrity and security of our clients’, employees’ and others’ personal data and other sensitive information.
As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. These laws and regulations are increasing in complexity and number. For example, the European Union's General Data Protection Regulation ("GDPR"), which becomes effective in May 2018 and replaces the current data protection laws of each EU member state, requires companies to meet new and more stringent requirements regarding the handling of personal data, and failure to meet the GDPR requirements could result in penalties of up to four percent of worldwide revenue.

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
We face various operational risks related to our businesses on a day-to-day basis. We rely heavily on financial, accounting, communication and other data processing systems to securely process, transmit, and store sensitive and confidential client information, and communicate among our locations around the world and with our staff, clients, partners, and vendors. We also depend on third-party software and programs, as well as cloud-based storage platforms as part of our operations. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our or their control.
In addition, as we operate in a financial services industry, we are susceptible of attempts to gain unauthorized access of client, customer or other confidential information. We are also at risk for cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, which could result from an employee's or contractor's failure to follow data security procedures or as a result of actions by third parties, including actions by foreign governments. Although cyber-attacks have not, to date, had a material impact on our operations, breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to and disclose our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means, and could originate from a wide variety of sources, including state actors or other unknown third parties outside the firm. The increased use of mobile technologies can heighten these and other operational risks.
There can be no assurance that we or the third parties on whom we rely will be able to anticipate, detect or implement effective preventative measures against frequently changing cyber threats. We expect to incur significant costs in maintaining and enhancing appropriate protections to keep pace with increasingly sophisticated methods of attack. In addition to the implementation of data security measures, we require our employees to maintain the confidentiality of the proprietary information we hold. If an employee's failure to follow proper data security procedures results in the improper release of confidential information, or our systems are otherwise compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.
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
Our clients may be unable to pay us for our services.
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
Goodwill, other intangible assets and equity method investments represent a significant portion of our assets. We assess these assets at least annually for impairment, however, we may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. During 2017, we recorded an impairment charge of $14.4 million related to our equity method investment in G5 and an impairment charge of $7.1 million related to the goodwill in our Institutional Asset Management reporting unit. See Notes 4 and 9 to our consolidated financial statements for further information. The valuation of our reporting units, equity method investments or long-lived intangible assets requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, equity method investments or long-lived intangible assets, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill, equity method investments and long-lived intangible assets may be impaired in future periods.
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
As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains and losses on long-term investments and depreciation. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to our facts and circumstances is sometimes open to interpretation. Management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In addition, tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate.
For example, on December 22, 2017, President Trump signed into law a comprehensive tax reform bill informally known as the Tax Cuts and Jobs Act that significantly revised the Internal Revenue Code of 1986, as amended. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including a reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for certain net operating losses to 80% of current year taxable income, immediate deductions for certain new investments instead of deductions for depreciation expense over time, the modification or repeal of many business deductions and credits, and a partial shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with a transitional rule which taxes certain historic accumulated earnings and rules which prevent tax planning strategies which shift profits to low-tax jurisdictions). As a result of the Tax Cuts and Jobs Act and our reduced future income tax rate, our tax provision for 2017 included a charge of $143.3 million primarily resulting from the estimated re-measurement of our net deferred tax assets. See Note 20 to our consolidated financial statements for further information. We continue to examine the impact of this tax reform legislation, and as its overall impact is uncertain, we note that the Tax Cuts and Jobs Act could adversely affect our business and financial condition. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect our existing and any potentially new clients’ ability or desire to engage our services. The impact of this tax reform legislation on holders of our Class A common stock is also uncertain and could be adverse.
Our inability to successfully identify, consummate and integrate alliances such as through joint ventures or acquired businesses as part of our growth initiatives could have adverse consequences to our business.
We may expand our various businesses through additional acquisitions, entering into joint ventures and strategic alliances, and internally developing new opportunities that are complementary to our existing businesses and where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things:

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
Additionally, integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve a number of risks and present financial, managerial and operational challenges, including the following factors, among others:

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
For example, acquisitions and internally developed initiatives generally result in increased operating and administrative costs as the necessary infrastructure, information technology, legal and compliance systems, controls and personnel are put in place. Our inability to develop, integrate and manage acquired companies, joint ventures or other strategic relationships and growth initiatives in an efficient and cost-effective manner, or at all, could have material adverse short- and long-term effects on our operating results, financial condition and liquidity.
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
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking clients for advisory services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Investment Banking services accounted for 96%, 95% and 92% of our revenues, excluding Other Revenue, net, in 2017, 2016 and 2015, respectively, a substantial portion of which represents fees generated by our advisory services. We expect that we will continue to rely on Investment Banking fees from advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking advisory engagements or the market for advisory services would adversely affect our business.
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

A high percentage of our revenue is derived from a small number of Investment Banking clients, and the termination of any one advisory engagement could reduce our revenue and harm our operating results.
Our top five Investment Banking clients accounted for 13%, 10% and 9% of our revenues, excluding Other Revenue, net, in 2017, 2016 and 2015, respectively. The composition of the group comprising our largest Investment Banking clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our Investment Banking Revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed, however, no single client accounted for more than 10% of our revenues, excluding Other Revenue, net, for the years ended December 31, 2017, 2016 and 2015.
We face strong competition from other financial advisory firms, many of which have the ability to offer clients a wider range of products and services than we can offer, which could cause us to fail to win advisory mandates and subject us to pricing pressures that could materially adversely affect our revenue and profitability.
The financial advisory industry is intensely competitive, highly fragmented and subject to rapid change, and we expect it to remain so. We compete on both a global and regional basis, and on the basis of a number of factors, including the quality of our employees, industry knowledge, transaction execution skills, our products and services, innovation, reputation, strength of relationships and price. We have experienced intense competition over obtaining advisory mandates in recent years, and we may experience pricing pressures in our Investment Banking business in the future, as some of our competitors seek to obtain increased market share by reducing fees. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and financial professionals as we plan to deploy them on engagements. Any unexpected costs or unanticipated delays in connection with the performance of such engagements could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margins.
Several of our competitors include large financial institutions, many of which have far greater financial and other resources and greater name recognition than us and, unlike us, have the ability to offer a wider range of products, which may enhance their competitive position. They also regularly support services we do not provide, such as commercial lending and other financial services and products, which puts us at a competitive disadvantage and could result in pricing pressures or lost opportunities, which could materially adversely affect our revenue and profitability. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who have larger customer bases, have more professionals to serve their clients' needs and are able to provide financing or otherwise commit capital to clients that are often a crucial component of the Investment Banking transactions on which we advise.
In addition to our larger competitors, over the last few years a number of independent investment banks that offer only independent advisory services have emerged, with several showing rapid growth, stressing their lack of other businesses as a competitive advantage. As these independent firms or new entrants into the market seek to gain market share, there could be additional pricing and competitive pressures, which may impact our ability to implement our growth strategy and ultimately materially adversely affect our financial condition and results of operations.
Evercore ISI's business relies on non-affiliated third-party service providers.
Evercore ISI has entered into service agreements with third-party service providers for client order management, trade execution and settlement and clearance of client securities transactions. This business faces the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other intermediaries we use to facilitate our securities transactions. Our senior management and officers oversee and manage these relationships. Poor oversight and control or inferior performance or service on the part of the service provider could result in loss of customers and violations of applicable rules and regulations. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk.
Underwriting and trading activities expose us to risks.
We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be enforceable or available to us, for example, if the client is not financially able to satisfy its indemnification obligations in whole or part or the scope of the indemnity is not sufficient to protect us against financial or reputational losses arising from such liability. In addition, through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance sheet credit risk. We may have to purchase or sell securities at prevailing market prices in the event a customer fails to settle a trade on its original terms. We seek to manage the risks associated with customer trading activities through customer screening, internal review and trading procedures, but such procedures and processes may not be effective in all cases.
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
In connection with the organization of ETC, the OCC required the Company and Evercore LP to enter into a Capital and Liquidity Support Agreement, a Capital and Liquidity Maintenance Agreement and other related agreements (collectively, the "OCC Agreements"). The OCC Agreements require the Company's and Evercore LP's continuing obligation to provide ETC necessary capital and liquidity support in order to ensure that ETC continues to operate safely and soundly and in accordance with applicable laws and regulations. In particular, the OCC Agreements require that the Company and Evercore LP (1) maintain at least $5 million in Tier 1 capital in ETC or such other amount as the OCC may require and (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3.5 million or 180 days coverage of ETC's operating expenses.
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
We have made principal investments in Glisco II, Glisco III, Trilantic IV and Trilantic V. These funds generally invest in relatively high-risk, illiquid assets. In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of investments in the funds. The value of the investments in the funds is determined using fair value methodologies described in the funds' valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies used in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of the investments does not necessarily reflect the prices that would actually be obtained on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund values would result in losses for the applicable fund and the loss of potential incentive income and principal investments.
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

Risks Related to Our International Operations
A meaningful portion of our revenues are derived from our international operations, which are subject to certain risks.
In 2017, we earned 27% of our Total Revenues, excluding Other Revenue, and 27% of our Investment Banking Revenues from clients and private equity funds located outside of the United States. We intend to grow our non-U.S. business, and this growth is critical to our overall success. Many of our larger clients for our Investment Banking business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include, but are not limited to, the following:

•	greater difficulties managing and staffing foreign operations;

•	language and cultural differences;

•	fluctuations in foreign currency exchange rates that could adversely affect our results;

•	unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers;

•	restrictions on travel;

•	greater difficulties in collecting accounts receivable;

•	longer transaction cycles;

•	higher operating costs;

•	local labor conditions and regulations;

•	adverse consequences or restrictions on the repatriation of earnings;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	less stable political and economic environments; and

•	civil disturbances or other catastrophic events that reduce business activity.
As part of our day-to-day operations outside of the United States, we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our net revenue from continuing operations in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and, as a result, our investment advisory fees.
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
The cost of compliance with international broker-dealer, employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally.
Since we operate our business both in the U.S. and internationally, we are subject to many distinct broker-dealer, employment, labor, benefits and tax laws in each jurisdiction in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses.
Risks Related to Our Organizational Structure
We are required to pay some of our Senior Managing Directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received in connection with exchanges of Evercore LP partnership units ("LP Units") for shares and related transactions.
As of December 31, 2017, there were 3,533,968 vested Class A partnership units of Evercore LP ("Class A LP Units") held by some of our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
We have entered into a tax receivable agreement with some of our Senior Managing Directors that provides for the payment by us to these Senior Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Evercore LP attributable to our interest in Evercore LP, during the expected term of the tax receivable agreement, the payments that we may make to our Senior Managing Directors could be substantial. Recent changes in tax legislation may modify the amounts paid under the agreement. For example the Tax Cuts and Jobs Act includes a permanent reduction in the federal corporate income tax rate from 35% to 21%, which will likely reduce future amounts to be paid under the agreement with respect to tax years beginning in 2018. In addition, there are numerous other provisions which may also have an impact on the amount of tax to be paid. To the extent that there are future changes or modifications to the Tax Cuts and Jobs Act or other legislation that increases our federal corporate tax rate, our payment obligations under the tax receivable agreement could increase.
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
As of December 31, 2017, Evercore LP and its consolidated subsidiaries had approximately $560 million in cash and cash equivalents available for distribution without prior regulatory approval. Certain of the amounts held in regulated entities are subject to advance notification requirements to the relevant regulatory body prior to distribution, which could delay access to such capital.
If Evercore Inc. were deemed an "investment company" under the 1940 Act as a result of its ownership of Evercore LP, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
If Evercore Inc. were to cease participation in the management of Evercore LP, its interest in Evercore LP could be deemed an "investment security" for purposes of the 1940 Act. Generally, a person is deemed to be an "investment company" if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. Evercore Inc. will have no material assets other than its equity interest in Evercore LP. A determination that this interest was an investment security could result in Evercore Inc. being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act.
The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that Evercore Inc. will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen which would cause Evercore Inc. to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among Evercore Inc., Evercore LP or our Senior Managing Directors, or any combination thereof and materially adversely affect our business, financial condition and results of operations.
Risks Related to Our Class A Common Stock
Our Senior Managing Directors control a significant portion of the voting power in Evercore Inc., which may give rise to conflicts of interests.
Our Senior Managing Directors own shares of our Class A common stock and our Class B common stock. Our certificate of incorporation provides that the holders of the shares of our Class B common stock are entitled to a number of votes that is determined pursuant to a formula that relates to the number of LP Units held by such holders. Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit in Evercore LP held by such holder. Our Senior Managing Directors, and certain trusts benefiting their families, collectively have a significant portion of the voting power in Evercore Inc. As a result, our Senior Managing Directors have the ability to exercise influence over the election of the members of our board of directors and, therefore, influence over our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to exercise influence over the outcome of all matters requiring stockholder approval. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
As of December 31, 2017, we had a total of 39,102,154 shares of our Class A common stock outstanding. In addition, our current and former Senior Managing Directors own an aggregate of 3,533,968 Class A LP Units, which were all fully vested as of December 31, 2017. Further, in conjunction with our acquisition of the operating businesses of International Strategy & Investment ("ISI") and our acquisition of the noncontrolling interest in our Institutional Equities business that we did not already own, we issued consideration in the form of vested and unvested Class E limited partnership units of Evercore LP ("Class E LP Units") and vested and unvested Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") (which convert into Class E LP Units based on the satisfaction of multi-year performance goals). In July 2017, the Company exchanged all of the outstanding Class H LP Interests for a number of Class J limited partnership units of Evercore LP ("Class J LP Units"), which convert into Class E LP Units and ultimately become exchangeable into Class A Shares on a one-for-one basis. As of December 31, 2017, there were 1,901,088 vested Class E LP Units and 1,945,169 vested and unvested Class J LP Units outstanding. In addition, in conjunction with the appointment of the Executive Chairman in November 2016, we issued 400,000 unvested Class I-P units of Evercore LP ("Class I-P Units") which convert into Class I limited partnership units of Evercore LP ("Class I LP Units") based on the achievement of certain market and service conditions. Further, in November 2017, we issued 63,992 unvested Class K-P units of Evercore LP ("Class K-P Units") which convert into Class K limited partnership units of Evercore LP ("Class K LP Units") based on the achievement of certain defined benchmark results. Our amended and restated certificate of incorporation allows the exchange of Class A, Class E, Class I and Class K LP Units (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors and certain other employees of the Company are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions.
As of February 15, 2018, we had a total of 48,228,429 shares of Class A common stock outstanding and units and interests which were convertible, or potentially convertible, into Class A common stock. This is comprised of 41,243,531 shares of our Class A common stock outstanding, 2,887,855 Class A LP Units, 2,336,295 Class E LP Units, 1,296,756 Class J LP Units, 400,000 Class I-P Units and 63,992 Class K-P Units.
Further, as part of annual bonuses and incentive compensation, we award restricted stock units ("RSUs") to employees, as well as to new hires. As of December 31, 2017, 6,423,269 RSUs issued pursuant to the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan") and the Amended and Restated 2006 Evercore Inc. Stock Incentive Plan were outstanding. Of these RSUs, 113,860 were fully vested and 6,309,409 were unvested. Each RSU represents the holder's right to receive one share of our Class A common stock following the applicable vesting date. Should we issue RSUs in excess of the amount remaining as authorized for issuance under the Evercore Inc. 2016 Stock Incentive Plan, these awards would be accounted for as liability awards, with changes in the fair value of these awards reflected as compensation expense until authorization is obtained.
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
Our principal offices are located in leased office space at 55 East 52nd Street, New York, New York, at 666 Fifth Avenue, New York, New York, at 1 and 15 Stanhope Gate in London, U.K., and at Torre Virreyes, Pedregal 24, 15th Floor, Col. Molino del Rey, Del. Miguel Hidalgo in Mexico City, Mexico. We do not own any real property.

Item 3.	Legal Proceedings
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with Accounting Standards Codification ("ASC") 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol "EVR." At the close of business on February 15, 2018, there were seven Class A common stockholders of record. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners.
The following table sets forth for the periods indicated the high and low reported intra-day sale prices per share for the Class A common stock, as reported on the NYSE:

	2017		2016
	High	Low	High	Low
First Quarter	$83.30	$68.55	$53.19	$41.57
Second Quarter	$79.30	$66.80	$53.04	$40.36
Third Quarter	$81.50	$69.55	$52.96	$42.74
Fourth Quarter	$93.00	$75.25	$71.97	$50.54
There is no trading market for the Evercore Inc. Class B common stock. As of February 15, 2018, there were 82 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.40 per share of Class A common stock for the quarter ended December 31, 2017, $0.34 per share for the quarters ended September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, and $0.31 per share of Class A common stock for the quarters ended September 30, 2016, June 30, 2016 and March 31, 2016.
We pay dividend equivalents, in the form of unvested RSU awards, or deferred cash dividends, concurrently with the payment of dividends to the holders of Class A common shares, on all unvested RSU grants awarded in conjunction with annual bonuses and new hire awards granted after April 2012. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
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
Recent Sales of Unregistered Securities
None

Share Repurchases for the period January 1, 2017 through December 31, 2017

2017	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	118,716	$70.67	—	6,475,103
February 1 to February 28	958,748	78.91	—	6,475,103
March 1 to March 31	30,231	77.25	13,881	6,461,222
Total January 1 to March 31	1,107,695	$77.99	13,881	6,461,222

April 1 to April 30	138,797	$74.73	138,787	6,322,435
May 1 to May 31	1,618,725	73.47	1,616,932	4,705,503
June 1 to June 30	257,321	69.09	250,891	4,454,612
Total April 1 to June 30	2,014,843	$72.99	2,006,610	4,454,612

July 1 to July 31	13,101	$71.50	1,690	4,452,922
August 1 to August 31	639,932	76.87	624,412	3,828,510
September 1 to September 30	145,861	71.85	142,237	3,686,273
Total July 1 to September 30	798,894	$75.87	768,339	3,686,273

October 1 to October 31	18,113	$79.14	—	8,500,000
November 1 to November 30	6,079	80.02	—	8,500,000
December 1 to December 31	2,468	88.02	—	8,500,000
Total October 1 to December 31	26,660	$80.16	—	8,500,000

Total January 1 to December 31	3,948,092	$75.02	2,788,830	8,500,000

(1)
Includes the repurchase of 1,093,814, 8,233, 30,555 and 25,460 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively.

(2)
On April 25, 2016, our Board of Directors authorized the repurchase of Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. On October 23, 2017, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

(3)	Includes the purchase of 30,363 and 1,690 LP Units from noncontrolling interest holders during the three months ended June 30, 2017 and September 30, 2017, respectively.

Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III, Item 12 of this report.

Item 6.	Selected Financial Data
The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data." On October 18, 2017, the Company sold the Institutional Trust and Independent Fiduciary business of ETC. See Note 4 to the Company's consolidated financial statements for further information on business changes and developments.

	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues
Investment Banking Revenue	$1,575,168	$1,364,098	$1,133,860	$821,359	$666,806
Investment Management Revenue	61,685	75,807	95,129	98,751	95,759
Other Revenue, Including Interest	87,492	16,885	11,259	11,292	16,868
Total Revenues	1,724,345	1,456,790	1,240,248	931,402	779,433
Interest Expense	19,996	16,738	16,975	15,544	14,005
Net Revenues	1,704,349	1,440,052	1,223,273	915,858	765,428
Expenses
Operating Expenses	1,227,573	1,077,706	946,532	719,474	598,806
Other Expenses	47,965	101,172	148,071	25,437	36,447
Total Expenses	1,275,538	1,178,878	1,094,603	744,911	635,253
Income before Income from Equity Method Investments and Income Taxes	428,811	261,174	128,670	170,947	130,175
Income from Equity Method Investments	8,838	6,641	6,050	5,180	8,326
Income before Income Taxes	437,649	267,815	134,720	176,127	138,501
Provision for Income Taxes	258,442	119,303	77,030	68,756	63,689
Net Income from Continuing Operations	179,207	148,512	57,690	107,371	74,812
Net Income (Loss) from Discontinued Operations	—	—	—	—	(2,790)
Net Income	179,207	148,512	57,690	107,371	72,022
Net Income Attributable to Noncontrolling Interest	53,753	40,984	14,827	20,497	18,760
Net Income Attributable to Evercore Inc.	$125,454	$107,528	$42,863	$86,874	$53,262
Dividends Declared per Share	$1.42	$1.27	$1.15	$1.03	$0.91
Diluted Net Income (Loss) Per Share Attributable to Evercore Inc. Common Shareholders:
From Continuing Operations	$2.80	$2.43	$0.98	$2.08	$1.42
From Discontinued Operations	—	—	—	—	(0.04)
Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$2.80	$2.43	$0.98	$2.08	$1.38
STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$1,584,886	$1,662,346	$1,479,171	$1,446,556	$1,180,783
Long-term Liabilities	$324,466	$415,594	$363,906	$345,229	$296,661
Total Long-term Debt	$175,146	$184,647	$141,800	$127,776	$103,226
Total Liabilities	$788,518	$879,015	$771,955	$730,309	$580,820
Noncontrolling Interest	$252,404	$256,033	$202,664	$164,966	$97,382
Total Equity	$796,368	$783,331	$707,216	$712,233	$563,158

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Evercore Inc.'s consolidated financial statements and the related notes included elsewhere in this Form 10-K.
Key Financial Measures
Revenue
Total revenues reflect revenues from our Investment Banking and Investment Management business segments that include fees for services, transaction-related client reimbursements plus other revenue. Net revenues reflect total revenues less interest expense.
Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, activism and defense and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions and fees from research and our sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue consists of advisory fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court. Underwriting fees are recognized when the offering has been deemed to be completed, placement fees are generally recognized at the time of the client's acceptance of capital or capital commitments. Commissions and Related Fees includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and Related Fees also include subscription fees for the sales of research. Cash received before the subscription period ends is initially recorded as deferred revenue and recognized as revenue over the remaining subscription period.
Revenue trends in our advisory business generally are correlated to the volume of M&A activity and/or restructuring activity, which tends to be counter-cyclical to M&A. However, deviations from this trend can occur in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity. Revenue trends in our equities business are correlated to market volumes, which generally decrease in periods of low market volatility or unfavorable market or economic conditions. Revenue trends in our equities business may also be impacted by new regulation, such as MiFID II, which could impact the demand for our research and trading services from EU investors as well as the manner in which institutional clients pay for research, including paying for research in cash rather than through trading commissions.
Investment Management. Our Investment Management business includes operations related to the management of the Wealth Management, Institutional Asset Management and Private Equity businesses. Revenue sources primarily include management fees, which include fees earned from portfolio companies, fiduciary and consulting fees, performance fees (including carried interest) and gains (or losses) on our investments.
Management fees for third party clients generally represent a percentage of AUM. Fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement, are individually negotiated. Management fees from private equity operations are generally a percentage of committed capital or invested capital at rates agreed with the investment funds we manage or with the individual client. The Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we hold interests in. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships. As discussed in Note 4 to our consolidated financial statements, in 2016 we sold our Mexican Private Equity business. As a result, from the fourth quarter of 2016 forward, we are not managing any private equity funds and receive our share of such fees through the managers in which we hold interests.
Transaction-Related Client Reimbursements. In both our Investment Banking and Investment Management segments, we incur various transaction-related expenditures, such as travel and professional fees, in the course of performing our services. Pursuant to the engagement letters with our advisory clients or the contracts with the limited partners in the private equity funds we manage, these expenditures may be reimbursable. We define these expenses as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Client expense reimbursements are recorded as revenue on the Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.
Other Revenue and Interest Expense. Other Revenue and Interest Expense is derived from investing customer funds in financing transactions. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.
Other Revenue also includes income earned on marketable securities and certificates of deposit, cash and cash equivalents and assets segregated for regulatory purposes, as well as adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations.
In 2017, Other Revenue also includes a gain on the sale of the Institutional Trust and Independent Fiduciary business of ETC and the release of cumulative foreign exchange losses related to the restructuring of our equity method investment in G5.
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
The Company estimates forfeitures in the aggregate compensation cost to be amortized over the requisite service period of its awards. The Company periodically monitors its estimated forfeiture rate and adjusts its assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 and January 1, 2017. These awards are due to be paid, in cash or Class A Shares, at our discretion, in three equal installments in the first quarter of 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013) and in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements.
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

•
Other Acquisition Related Compensation Charges - Includes compensation charges in 2015 associated with deferred consideration, retention awards and related compensation for The Lexicon Partnership LLP ("Lexicon") employees.

•
Special Charges - Includes expenses in 2017 related to the impairment of goodwill in our Institutional Asset Management reporting unit, the impairment of our investment in G5 and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC. Expenses in 2016 related to an impairment charge associated with our investment in Atalanta Sosnoff. Expenses in 2015 primarily related to an impairment charge associated with the impairment of goodwill in our Institutional Asset Management reporting unit and charges related to the restructuring of our investment in Atalanta Sosnoff, primarily related to the conversion of certain of Atalanta Sosnoff's profits interests held by management to equity interests. Special Charges for 2015 also include separation benefits and costs associated with the termination of certain contracts within our Evercore ISI business and the finalization of a matter associated with the wind-down of our U.S. Private Equity business.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, as well as the reversal of a provision for certain settlements in 2016 which was previously established in the fourth quarter of 2015, and costs related to transitioning ISI's infrastructure in 2015.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of our acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in ABS, Atalanta Sosnoff, Luminis and G5 (through December 31, 2017, the date we exchanged all of our outstanding equity interests for debentures of G5) are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. We adopted Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") on January 1, 2017, which resulted in excess tax benefits and deficiencies from the delivery of Class A Shares under share-based payment arrangements being recognized in the Company's Provision for Income Taxes, rather than in Additional Paid-In-Capital under legacy accounting principles generally accepted in the United States of America ("U.S. GAAP"). In addition, net deferred tax assets are impacted by changes to statutory tax rates in the period of enactment, such as the enactment of the Tax Cuts and Jobs Act on December 22, 2017. See Note 20 to our consolidated financial statements for further information.
Noncontrolling Interest
We record noncontrolling interest relating to the ownership interests of our current and former Senior Managing Directors and other officers and their estate planning vehicles in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 15 to our consolidated financial statements herein, Evercore Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.

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

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2017, 2016 and 2015. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
	(dollars in thousands, except per share data)
Revenues
Investment Banking Revenue	$1,575,168	$1,364,098	$1,133,860	15%	20%
Investment Management Revenue	61,685	75,807	95,129	(19%)	(20%)
Other Revenue, Including Interest	87,492	16,885	11,259	418%	50%
Total Revenues	1,724,345	1,456,790	1,240,248	18%	17%
Interest Expense	19,996	16,738	16,975	19%	(1%)
Net Revenues	1,704,349	1,440,052	1,223,273	18%	18%
Expenses
Operating Expenses	1,227,573	1,077,706	946,532	14%	14%
Other Expenses	47,965	101,172	148,071	(53%)	(32%)
Total Expenses	1,275,538	1,178,878	1,094,603	8%	8%
Income Before Income from Equity Method Investments and Income Taxes	428,811	261,174	128,670	64%	103%
Income from Equity Method Investments	8,838	6,641	6,050	33%	10%
Income Before Income Taxes	437,649	267,815	134,720	63%	99%
Provision for Income Taxes	258,442	119,303	77,030	117%	55%
Net Income	179,207	148,512	57,690	21%	157%
Net Income Attributable to Noncontrolling Interest	53,753	40,984	14,827	31%	176%
Net Income Attributable to Evercore Inc.	$125,454	$107,528	$42,863	17%	151%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$2.80	$2.43	$0.98	15%	148%
2017 versus 2016
Net Revenues were $1.704 billion in 2017, an increase of $264.3 million, or 18%, versus Net Revenues of $1.440 billion in 2016. Investment Banking Revenue increased 15% and Investment Management Revenue decreased 19% compared to 2016. On October 18, 2017, we completed the sale of the Institutional Trust and Independent Fiduciary business of ETC. The results of this business were consolidated until October 18, 2017, which included Net Revenues of $15.9 million and Total Expenses of $18.2 million (Net Revenues of $20.2 million and Total Expenses of $18.3 million in 2016). On September 30, 2016, we transferred ownership of our Mexican Private Equity business and related entities to Glisco. The results of the Mexican Private Equity business were consolidated until September 30, 2016, which included Net Revenues of $10.4 million and Total Expenses of $2.5 million. Other Revenue in 2017 was 418% higher than in 2016, which was primarily attributable to an estimated gain of $77.5 million related to a reduction in the liability for amounts due pursuant to our tax receivable agreement, which was re-measured following the decrease in future income tax rates in the U.S., upon the enactment of the Tax Cuts and Jobs Act on December 22, 2017. Other Revenue in 2017 also included a gain of $7.8 million resulting from the sale of the Institutional Trust and Independent Fiduciary business of ETC. These gains were partially offset by a loss of $16.3 million related to the release of cumulative foreign exchange losses resulting from the restructuring of our equity method investment in G5 in 2017. See Note 4 to our consolidated financial statements for further information.
Total Operating Expenses were $1.228 billion in 2017, as compared to $1.078 billion in 2016, an increase of $149.9 million, or 14%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $951.1 million in 2017, an increase of $131.4 million, or 16%, versus expense of $819.7 million in 2016. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased incentive compensation related to the 18% increase in Net Revenues. Headcount increased 8% from 2016 to 2017. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 17 to our consolidated financial statements for further information. Non-compensation expenses as a component of Operating Expenses were $276.5 million in 2017, an increase of $18.5 million, or 7%, versus non-compensation operating expenses of $258.0 million in 2016. Non-compensation operating expenses increased compared to 2016 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees. Non-compensation operating expenses for 2017 included execution and clearing costs of $14.1 million, compared to $17.5 million for 2016.
Total Other Expenses of $48.0 million in 2017 included the following: Special Charges of $25.4 million (related to an impairment charge of $14.4 million associated with our investment in G5, an impairment charge of $7.1 million related to the goodwill in the Institutional Asset Management reporting unit and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC of $3.9 million), Acquisition and Transition Costs of $1.7 million, intangible asset and other amortization of $9.4 million and compensation costs associated with the vesting of LP Units and Interests and certain other awards of $11.4 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI. The Company incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on Management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. See Note 17 to our consolidated financial statements for further information. Total Other Expenses of $101.2 million in 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $80.8 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Special Charges of $8.1 million, related to an impairment charge associated with the impairment of our investment in Atalanta Sosnoff, Acquisition and Transition Costs of $0.1 million, changes to the fair value of contingent consideration of $1.1 million and intangible asset and other amortization of $11.0 million.
In July 2017, the Company exchanged all of the outstanding 4.1 million Class H LP Interests for 1.0 million vested and 0.9 million unvested Class J LP Units. These units will convert into an equal number of Class E LP Units, and ultimately become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder one vote on all matters submitted generally to holders of Class A and Class B common stock, for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company will expense the previously unrecognized fair value of the Class H LP Interests ratably over the remaining vesting period.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 56% for the year ended December 31, 2017, compared to 63% for the year ended December 31, 2016.
Income from Equity Method Investments was $8.8 million in 2017, as compared to $6.6 million in 2016. The increase was primarily a result of an increase in earnings from ABS in 2017, including an increase in performance fees.
The provision for income taxes in 2017 was $258.4 million, which reflected an effective tax rate of 59%. The provision for income taxes in 2016 was $119.3 million, which reflected an effective tax rate of 45%. In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in future years, our tax provision for 2017 includes a charge of $143.3 million resulting from the estimated re-measurement of net deferred tax assets, which relates principally to temporary differences between book and tax, primarily related to the step-up in basis associated with the exchange of partnership units, deferred compensation, amortization of goodwill and intangible assets and depreciation of fixed assets and leasehold improvements, as well as the write-down of foreign currency related deferred tax assets. This charge, as well as the reduction in the liability for amounts due pursuant to our tax receivable agreement described above, resulted in an increase in the effective tax rate of 27.1 percentage points for 2017. The effective tax rate for 2017 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A

Shares under share based-payment arrangements of $24.0 million being recognized in the Company's Provision for Income Taxes for the year ended December 31, 2017, and resulted in a reduction in the effective tax rate of 5.5 percentage points for 2017. The provision for income taxes for 2017 and 2016 also reflects the effect of certain nondeductible expenses, including expenses related to Class E, J, I-P and K-P LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. See Note 20 to our consolidated financial statements for further information.
Net Income Attributable to Noncontrolling Interest was $53.8 million in 2017 compared to $41.0 million in 2016. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income allocated to Evercore LP during the year ended December 31, 2017. Further, the effects of the Tax Cuts and Jobs Act described above are principally reflected on the Evercore Inc. (Parent Company Only) Financial Statements and therefore, were not allocated to Noncontrolling Interest. See Note 23 to our consolidated financial statements for further information.
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
Impairment of Assets
Investments
During the second quarter of 2017, following a sustained period of economic and political instability in Brazil and after concluding that the expected recovery in the M&A markets in Brazil would be delayed for the foreseeable future, G5 experienced a decline in previously forecasted advisory backlog and as such, management of G5 revised their revenue forecast. As a result, we performed an assessment of the carrying value of our equity interest in G5 for other-than-temporary impairment in accordance with ASC 323-10, "Investments - Equity Method and Joint Ventures" ("ASC 323-10"). In determining the fair value of our investment, we utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of G5, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of G5 and applied a discount rate of 17.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes slight growth in revenues and earnings by the end of 2018, and, over the longer term, assumes a compound annual growth rate in revenues of 5% from the trailing twelve month period ended May 31, 2017.
As a result of the above analysis, we determined that the fair value of our investment in G5 was less than its carrying value and concluded this loss in value was other-than-temporary. Accordingly, we recorded an impairment charge in the Investment Banking segment of $14.4 million, which is included in Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2017, resulting in a decrease in our investment in G5 to its fair value of $11.6 million as of May 31, 2017.
Goodwill
At November 30, 2017, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), we performed our annual Goodwill impairment assessment. We concluded that the fair value of our reporting units substantially exceeded their carrying values as of November 30, 2017, with the exception of our Institutional Asset Management reporting unit, which exceeded its carrying value by approximately 17% as of November 30, 2017.
During the second quarter of 2017, in accordance with ASC 350, we performed an impairment assessment of the goodwill remaining in the Institutional Asset Management reporting unit following the classification of the Institutional Trust and Independent Fiduciary business of ETC as Held for Sale. In determining the fair value of this reporting unit, we utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of 17.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a compound annual growth rate in revenues of 11%.

As a result of the above analysis, we determined that the fair value of the remaining business in the Institutional Asset Management reporting unit was less than its carrying value. We adopted ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04") during the second quarter of 2017. Accordingly, we recorded a goodwill impairment charge in the Investment Management segment of $7.1 million, which is included within Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2017. This charge resulted in a decrease of $3.7 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2017.
Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
	(dollars in thousands)
Revenues
Investment Banking Revenue:
Advisory Fees	$1,324,412	$1,096,829	$865,494	21%	27%
Commissions and Related Fees	204,929	231,005	228,229	(11%)	1%
Underwriting Fees	45,827	36,264	40,137	26%	(10%)
Investment Banking Revenue(1)	1,575,168	1,364,098	1,133,860	15%	20%
Other Revenue, net(2)	59,100	(239)	(2,945)	NM	92%
Net Revenues	1,634,268	1,363,859	1,130,915	20%	21%
Expenses
Operating Expenses	1,175,927	1,020,327	869,301	15%	17%
Other Expenses(3)	35,810	92,172	108,739	(61%)	(15%)
Total Expenses	1,211,737	1,112,499	978,040	9%	14%
Operating Income(4)	422,531	251,360	152,875	68%	64%
Income from Equity Method Investments(5)	277	1,370	978	(80%)	40%
Pre-Tax Income	$422,808	$252,730	$153,853	67%	64%

(1)	Includes client related expenses of $28.1 million, $24.5 million and $22.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $10.0 million, $9.6 million and $6.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Also includes an estimated gain of $77.5 million related to a reduction in the liability for amounts due pursuant to our tax receivable agreement and a loss of $16.3 million related to the release of cumulative foreign exchange losses resulting from the restructuring of our equity method investment in G5 for the year ended December 31, 2017.

(3)	Includes an impairment charge related to our investment in G5 of $14.4 million for the year ended December 31, 2017.

(4)	Includes Noncontrolling Interest of $6.6 million, $2.5 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(5)
Equity in G5 - Advisory (through December 31, 2017, the date we exchanged all of our outstanding equity interests for debentures of G5) and Luminis is classified as Income from Equity Method Investments.

For 2017, the dollar value of North American announced and completed M&A activity decreased 14% and 7%, respectively, compared to 2016, while the dollar value of Global announced and completed M&A activity for 2017 decreased 1% and 10%, respectively, compared to 2016. The dollar value of North American announced M&A activity between $1 - $5 billion decreased 7% compared to 2016, while the dollar value of Global announced M&A activity between $1 - $5 billion increased 2% compared to 2016:

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$1,516	$1,756	$1,968	(14%)	(11%)
Value of North American M&A Deals Announced between $1 - $5 billion	$486	$524	$436	(7%)	20%
Value of North American M&A Deals Completed	$1,483	$1,597	$1,620	(7%)	(1%)
Value of Global M&A Deals Announced	$3,571	$3,613	$4,373	(1%)	(17%)
Value of Global M&A Deals Announced between $1 - $5 billion	$1,072	$1,051	$1,018	2%	3%
Value of Global M&A Deals Completed	$2,974	$3,315	$3,384	(10%)	(2%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	574	568	484	1%	17%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	255	246	180	4%	37%

*	Source: Thomson Reuters January 2, 2018

**	Includes revenue generating clients only
Investment Banking Results of Operations
2017 versus 2016
Net Investment Banking Revenues were $1.634 billion in 2017 compared to $1.364 billion in 2016, which represented an increase of 20%. We earned advisory fees from 574 clients in 2017 compared to 568 in 2016. We had 255 fees in excess of $1.0 million in 2017, compared to 246 in 2016, representing a 4% increase. The increase in revenues from 2016 primarily reflects an increase of $227.6 million, or 21%, in Advisory fees, principally driven by the number, composition and size of fees in excess of $1 million and the nature of services provided, including activist defense. Advisory fees also benefited from higher fees earned from advising on capital transactions for private funds in 2017. The increase in revenues was also attributed to an increase of $9.6 million, or 26%, in Underwriting Fees, as we participated in 58 underwriting transactions (vs. 44 in 2016), 33 as a bookrunner (vs. 21 in 2016). These increases were partially offset by a decrease of $26.1 million, or 11%, in our Commissions and Related Fees, principally driven by the trend of institutional clients adjusting the level and composition of trading volumes as well as payments for research services under a broad movement to passive investing strategies and lower levels of volatility. Other Revenue, net, in 2017 was higher than in 2016 primarily as a result of an estimated gain of $77.5 million related to a reduction in the liability for amounts due pursuant to our tax receivable agreement, which was re-measured following the decrease in future income tax rates in the U.S., upon the enactment of the Tax Cuts and Jobs Act on December 22, 2017. This increase was partially offset by a loss of $16.3 million related to the release of cumulative foreign exchange losses resulting from the restructuring of our equity method investment in G5 in 2017.
Operating Expenses were $1.176 billion in 2017 compared to $1.020 billion in 2016, an increase of $155.6 million, or 15%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $915.1 million in 2017, as compared to $780.3 million in 2016, an increase of $134.8 million, or 17%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 20% increase in Net Revenues. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 17 to our consolidated financial statements for further information. Non-compensation expenses, as a component of Operating Expenses, were $260.9 million in 2017, as compared to $240.0 million in 2016, an increase of $20.9 million, or 9%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $35.8 million in 2017 included Special Charges of $14.4 million related to the impairment of our investment in G5, intangible asset and other amortization of $9.4 million, Acquisition and Transition Costs of $0.6 million and compensation costs associated with the vesting of LP Units and certain other awards of $11.4 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI. The Company incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on Management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. See Note 17 to our consolidated financial statements for further information. Other Expenses of $92.2 million in 2016 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $80.8 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.7) million, primarily reflecting the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015, changes to the fair value of contingent consideration of $1.1 million and intangible asset and other amortization of $10.9 million.
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

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 v. 2016	2016 v. 2015
	(dollars in thousands)
Revenues
Management Fees and Related Income:
Wealth Management	$40,288	$36,411	$34,659	11%	5%
Institutional Asset Management	6,580	8,014	9,251	(18%)	(13%)
Total Management Fees and Related Income	46,868	44,425	43,910	5%	1%
Private Equity Investments	(915)	8,582	6,325	NM	36%
Subtotal	45,953	53,007	50,235	(13%)	6%
Disposed and Restructured Businesses(1)	15,732	22,800	44,894	(31%)	(49%)
Investment Management Revenue(2)	61,685	75,807	95,129	(19%)	(20%)
Other Revenue, net(3)	8,396	386	(2,771)	NM	NM
Net Revenues	70,081	76,193	92,358	(8%)	(18%)
Expenses
Operating Expenses	51,646	57,379	77,231	(10%)	(26%)
Other Expenses(4)	12,155	9,000	39,332	35%	(77%)
Total Expenses	63,801	66,379	116,563	(4%)	(43%)
Operating Income (Loss)(5)	6,280	9,814	(24,205)	(36%)	NM
Income from Equity Method Investments(6)	8,561	5,271	5,072	62%	4%
Pre-Tax Income (Loss)	$14,841	$15,085	$(19,133)	(2%)	NM

(1)	Includes the Institutional Trust and Independent Fiduciary business of ETC, Management Fees from the Glisco funds and Atalanta Sosnoff, which were previously consolidated businesses.

(2)	Includes client related expenses of $0.2 million, $0.9 million and $0.07 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)
Includes interest expense on the Notes Payable and the line of credit of $0.7 million and $3.6 million for the years ended December 31, 2016 and 2015, respectively. Also includes a gain of $7.8 million related to the sale of the Institutional Trust and Independent Fiduciary business of ETC for the year ended December 31, 2017.

(4)
Includes an impairment charge related to the impairment of goodwill in the Institutional Asset Management reporting unit of $7.1 million for the year ended December 31, 2017 and an impairment charge related to the impairment of our equity method investment in Atalanta Sosnoff of $8.1 million for the year ended December 31, 2016. Also includes an impairment charge related to the impairment of goodwill in our Institutional Asset Management reporting unit of $28.5 million and charges of $7.1 million related to the restructuring of our investment in Atalanta Sosnoff for the year ended December 31, 2015. Also includes $3.9 million related to the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC for the year ended December 31, 2017.

(5)	Includes Noncontrolling Interest of $3.2 million, $2.9 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(6)
Equity in G5 - Wealth Management (through December 31, 2017, the date we exchanged all of our outstanding equity interests for debentures of G5), ABS and Atalanta Sosnoff (after its deconsolidation on December 31, 2015) is classified as Income from Equity Method Investments.

Investment Management Results of Operations
Our Investment Management segment includes:

•
Wealth Management - through EWM, ETC and ETCDE. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC and ETCDE primarily earn fees from negotiated trust services and fiduciary consulting arrangements.

•	Institutional Asset Management - through ECB. Fee-based revenues from ECB are primarily earned on a percentage of AUM.

•
Private Equity - through our investment interests in private equity funds. Glisco assumes all responsibility for the management of the funds in Mexico, Glisco II and Glisco III, and we maintain a limited partner's interest in the funds and in the general partners of the funds, as well as in Glisco Manager Holdings LP, from which we receive our portion of the management fees earned by Glisco. Prior to the Glisco transaction, we earned management fees on Glisco II and Glisco III of 2.25% and 2.0%, respectively, per annum of committed capital during its investment period, and 2.25% and 2.0%, respectively, per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earned carried interest of 20% based on the fund's performance, provided it exceeded preferred return hurdles to its limited partners. A significant portion of any gains recognized related to Evercore Capital Partners II, L.P. ("ECP II"), Glisco II and Glisco III, and any carried interest recognized by them, were distributed to certain of our private equity professionals. Our investment in Discovery Americas I, L.P. (the "Discovery Fund") was fully distributed as of December 31, 2017. We are also passive investors in Trilantic IV and Trilantic V. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of December 31, 2017, there was no previously distributed carried interest received from our managed funds that was subject to repayment.

•
We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

The Investment Management segment also includes the results of businesses that were deconsolidated or restructured prior to December 31, 2017:

•	On December 31, 2017, we exchanged all of our outstanding equity interests in G5 for debentures of G5. This investment will be accounted for as a held-to-maturity security going forward.

•	On October 18, 2017, we sold the Institutional Trust and Independent Fiduciary business of ETC. Following the sale, the remaining operations of ETC were integrated into EWM.

•
On September 30, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of the Mexican Private Equity business and related entities to Glisco.

•	On December 31, 2015, we deconsolidated our investment in Atalanta Sosnoff and accounted for our interest as an equity method investment from that date forward.
See Note 4 to our consolidated financial statements for further information.
Assets Under Management
AUM for our Investment Management businesses of $9.0 billion at December 31, 2017 increased compared to $8.0 billion at December 31, 2016. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients, and the amount of either the invested or committed capital of the Private Equity funds. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 64% of Level I investments, 32% of Level II investments and 4% of Level III investments as of December 31, 2017 and 2016. Institutional Asset Management maintained 81% and 82% of Level I investments and 19% and 18% of Level II investments as of December 31, 2017 and 2016, respectively. As noted above, Private Equity AUM is not presented at fair value, but reported at either invested or committed capital in line with fee arrangements.

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
The following table summarizes AUM activity for the years ended December 31, 2017 and 2016:

	Wealth Management	Institutional Asset Management	Private Equity	Total
	(dollars in millions)
Balance at December 31, 2015	$6,209	$1,655	$304	$8,168
Inflows	933	1,800	—	2,733
Outflows	(834)	(1,471)	—	(2,305)
Transfer of Ownership of Mexican Private Equity Business (September 30, 2016)	—	—	(304)	(304)
Market Appreciation (Depreciation)	165	(458)	—	(293)
Balance at December 31, 2016	$6,473	$1,526	$—	$7,999
Inflows	1,125	1,704	—	2,829
Outflows	(986)	(1,740)	—	(2,726)
Market Appreciation	718	143	—	861
Balance at December 31, 2017	$7,330	$1,633	$—	$8,963

Unconsolidated Affiliates - Balance at December 31, 2017:
Atalanta Sosnoff	$—	$5,793	$—	$5,793
ABS	$—	$5,395	$—	$5,395
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of December 31, 2017:

	Wealth Management	Institutional Asset Management
Equities	56%	21%
Fixed Income	32%	79%
Liquidity(1)	7%	—%
Alternatives	5%	—%
Total	100%	100%
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
In 2017, AUM for Wealth Management increased 13%, reflecting an 11% increase due to market appreciation and a 2% increase due to flows. Wealth Management outperformed the S&P 500 on a 1 year basis by 4% and lagged the S&P 500 on a 3 year basis by 2% during the period and lagged the fixed income composite on a 1 year basis by 10 basis points and tracked the fixed income composite on a 3 year basis. For the period, the S&P 500 was up 22%, while the fixed income composite increased by 3%.
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
In 2017, AUM for Institutional Asset Management increased 7%, reflecting a 9% increase due to market appreciation, partially offset by a 2% decrease due to flows. ECB's AUM increase from market appreciation partially reflects the impact of the fluctuation of foreign currency.
In 2016, AUM for Institutional Asset Management decreased 8%, reflecting a 28% decrease due to market depreciation, partially offset by a 20% increase due to flows. ECB's AUM decrease from market depreciation primarily reflects the impact of the fluctuation of foreign currency.
Our Private Equity business included the assets of funds which our Private Equity professionals managed. These funds included ECP II (terminated on December 31, 2014), and the Discovery Fund (fully distributed as of December 31, 2017), Glisco II and Glisco III prior to the closing of the Glisco transaction on September 30, 2016. See Note 9 to our consolidated financial statements for further information.
AUM from our unconsolidated affiliates increased 13% from December 31, 2016, related to positive performance in Atalanta Sosnoff and ABS. On December 31, 2017, we exchanged all of our outstanding equity interests in G5 for debentures of G5.
2017 versus 2016
Net Investment Management Revenues were $70.1 million in 2017, compared to $76.2 million in 2016. Management Fees and Related Income earned from the management of client portfolios and other investment advisory services increased 5% from 2016, primarily reflecting higher fees of $3.9 million in Wealth Management related to growth in AUM. Fee-based revenues included $0.1 million of revenues from performance fees during 2017 compared to $0.3 million of revenues from performance fees during 2016. Private Equity Investments decreased from 2016, driven by losses related to the wind-down of a Private Equity fund in Mexico in 2017 and higher performance fees in 2016. Disposed and Restructured Businesses decreased 31% from 2016, primarily reflecting the sale of the Institutional Trust and Independent Fiduciary business of ETC on October 18, 2017 and the transfer of ownership of the Mexican Private Equity business on September 30, 2016. Other Revenue, net, in 2017 was higher than in 2016 primarily as a result of a gain of $7.8 million related to the sale of the Institutional Trust and Independent Fiduciary business of ETC in 2017. Income from Equity Method Investments increased from 2016 primarily as a result of an increase in earnings from ABS in 2017, including an increase in performance fees.
Operating Expenses were $51.6 million in 2017, as compared to $57.4 million in 2016, a decrease of $5.7 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $36.0 million in 2017, as compared to $39.5 million in 2016, a decrease of $3.5 million, or 9%. The decrease was primarily due to the sale of the Institutional Trust and Independent Fiduciary business of ETC on October 18, 2017, as well as the transfer of ownership of our Mexican Private Equity business and related entities to Glisco on September 30, 2016. Non-compensation expenses, as a component of Operating Expenses, were $15.6 million in 2017, as compared to $17.9 million in 2016, a decrease of $2.3 million, or 13%.
Other Expenses of $12.2 million in 2017 included Special Charges of $11.0 million (related to the impairment of goodwill in the Institutional Asset Management reporting unit of $7.1 million and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC of $3.9 million) and Acquisition and Transition Costs of $1.1 million. Other Expenses of $9.0 million in 2016 included Special Charges of $8.1 million, related to an impairment charge associated with the impairment of our investment in Atalanta Sosnoff, Acquisition and Transition Costs of $0.8 million and intangible asset and other amortization of $0.1 million.
2016 versus 2015
Net Investment Management Revenues were $76.2 million in 2016, compared to $92.4 million in 2015. Management Fees and Related Income earned from the management of client portfolios and other investment advisory services increased 1% from 2015, primarily reflecting higher fees of $1.8 million in Wealth Management related to growth in AUM. Fee-based revenues included $0.3 million of revenues from performance fees during 2016 compared to $0.9 million during 2015. Private Equity Investments increased 36% from the prior year primarily resulting from higher gains and performance fees in our private equity funds. Disposed and Restructured Businesses decreased 49% from 2015, primarily reflecting the deconsolidation of Atalanta Sosnoff on December 31, 2015 and the transfer of ownership of the Mexican Private Equity business on September 30, 2016. Income from Equity Method Investments increased from 2015 primarily as a result of the inclusion of Atalanta Sosnoff's earnings in 2016.
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
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our repurchase agreements, Notes Payable, subordinated borrowings and the line of credit. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to Private Funds capital raising being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year's results. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our line of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$179,207	$148,512	$57,690
Non-cash charges	359,084	307,648	271,691
Other operating activities	(21,740)	(34,591)	38,290
Operating activities	516,551	421,569	367,671
Investing activities	(54,641)	(48,504)	(26,117)
Financing activities	(419,230)	(237,958)	(234,623)
Effect of exchange rate changes	8,383	(25,347)	(10,327)
Net Increase in Cash and Cash Equivalents	51,063	109,760	96,604
Cash and Cash Equivalents
Beginning of Period	558,524	448,764	352,160
End of Period	$609,587	$558,524	$448,764
2017. Cash and Cash Equivalents were $609.6 million at December 31, 2017, an increase of $51.1 million versus Cash and Cash Equivalents of $558.5 million at December 31, 2016. Operating activities resulted in a net inflow of $516.6 million, primarily related to earnings. Cash of $54.6 million was used in investing activities primarily related to purchases of certificates of deposit and furniture, equipment and leasehold improvements, which were partially offset by proceeds from the sale of the Institutional Trust and Independent Fiduciary business of ETC. Financing activities during the period used cash of $419.2 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of dividends and distributions to noncontrolling interest holders.
2016. Cash and Cash Equivalents were $558.5 million at December 31, 2016, an increase of $109.8 million versus Cash and Cash Equivalents of $448.8 million at December 31, 2015. Operating activities resulted in a net inflow of $421.6 million, primarily related to earnings. Cash of $48.5 million was used in investing activities primarily related to net purchases of marketable securities, purchases of furniture, equipment and leasehold improvements and an increase in restricted cash. Financing activities during the period used cash of $238.0 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, treasury stock purchases and the repayment of the outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho"), partially offset by the issuance of the Private Placement Notes.
2015. Cash and Cash Equivalents were $448.8 million at December 31, 2015, an increase of $96.6 million versus Cash and Cash Equivalents of $352.2 million at December 31, 2014. Operating activities resulted in a net inflow of $367.7 million, primarily related to earnings. Cash of $26.1 million was used in investing activities primarily related to purchases of furniture, equipment and leasehold improvements and net purchases of marketable securities and corporate investments, partially offset by distributions from private equity investments. Financing activities during the period used cash of $234.6 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, as well as treasury stock purchases.
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

We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing advisory transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our repurchase agreements, Notes Payable, subordinated borrowings, the line of credit and other financing arrangements and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. The value of these future deductions and amounts due pursuant to the tax receivable agreement were reduced upon the enactment of the Tax Cuts and Jobs Act on December 22, 2017. See "Results of Operations" for further information. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions, the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred.
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
Stock Incentive Plan
During 2016, our stockholders approved the 2016 Plan. The amended plan, among other things, authorizes an additional 10.0 million shares of our Class A Shares.
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
On April 25, 2016, our Board of Directors authorized the repurchase of Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of 7.5 million Class A Shares and/or LP Units for up to $450.0 million. On October 23, 2017, our Board of Directors authorized the repurchase of additional Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2017, we repurchased 2,788,830 Class A Shares and LP Units, at an average cost per share/unit of $73.81, for $205.8 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2017, we repurchased 1,159,262 Class A Shares, at an average cost per share of $77.95 for $90.4 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 3,948,092 Class A Shares and LP Units repurchased during 2017 were acquired for aggregate purchase consideration of $296.2 million, at an average cost per share/unit of $75.02.
On March 3, 2017, we purchased, at fair value, an additional 13% of Private Capital Advisory L.P. ("PCA") for $7.1 million and on December 11, 2017, we purchased, at fair value, an additional 1% of PCA for $1.4 million. On January 29, 2016, we purchased, at fair value, all of the noncontrolling interest in ECB for $6.5 million.
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of our domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2017, we were in compliance with all of these covenants.
We used $120.0 million of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Lines of Credit
On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. The Company was in compliance with these covenants as of December 31, 2017. Drawings under this facility bear interest at the prime rate. On February 2, 2017, East drew down $30.0 million on this facility, which was repaid on March 10, 2017. The facility was renewed on June 14, 2017 and the maturity date was extended to June 22, 2018. On January 2, 2018, East drew down $30.0 million on this facility.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10.2 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments
We have a long-term liability, Amounts Due Pursuant to Tax Receivable Agreements, which requires payments to certain Senior Managing Directors. This liability was re-measured following the decrease in future income tax rates in the U.S. in conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which resulted in a reduction of $77.5 million to the liability.
We have subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In February and April 2017, we repaid $6.0 million and $3.8 million, respectively, of the original borrowings. As of December 31, 2017, we had $6.8 million in subordinated borrowings pursuant to these agreements.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.5 years, as of December 31, 2017, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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
As of December 31, 2017 and 2016, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31, 2017		December 31, 2016
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$19,374		$18,535
Securities Purchased Under Agreements to Resell	10,645	$10,643	12,585	$12,601
Total Assets	30,019		31,120
Liabilities
Securities Sold Under Agreements to Repurchase	(30,027)	$(30,020)	(31,150)	$(31,155)
Net Liabilities	$(8)		$(30)
Risk Measures
VaR	$1		$5
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(1)		$(9)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$1		$9
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating Lease Obligations	$167,594	$35,436	$66,809	$52,091	$13,258
Tax Receivable Agreements	103,196	12,821	17,421	18,437	54,517
Notes Payable and Subordinated Borrowings, Including Interest	235,567	9,311	24,987	53,093	148,176
Investment Banking Commitments	51,783	6,046	19,909	17,219	8,609
Investment Management Commitments	3,408	3,408	—	—	—
Total	$561,548	$67,022	$129,126	$140,840	$224,560
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $3.4 million and $4.6 million as of December 31, 2017 and 2016, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2023, depending on the timing and level of investments by our private equity funds.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of December 31, 2017, the fair value of our investments with these products, based on closing prices, was $28.9 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $2.9 million for the year ended December 31, 2017.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.3 million for the year ended December 31, 2017.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in the United Kingdom and Mexico, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2017, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Consolidated Statement of Comprehensive Income was $5.4 million. Foreign Currency Translation Adjustment Gain (Loss), net, within the Consolidated Statement of Comprehensive Income for the year ended December 31, 2017 also included the reclassification of $16.3 million of cumulative foreign currency translation losses to Other Revenue, Including Interest on the Consolidated Statement of Operations for the year ended December 31, 2017. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.
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

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. As of December 31, 2017 and 2016, total receivables amounted to $185.0 million and $230.5 million, respectively, net of an allowance.
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to Private Funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the years ended December 31, 2017 and 2016.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2017, we had Marketable Securities of $65.0 million, of which 55% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
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
Commissions and Related Fees include commissions received from customers on agency-based brokerage transactions in listed and over-the-counter equities and are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, when earned. Commissions and Related Fees also include subscription fees for the sale of research. Cash received before the subscription period ends is initially recorded as deferred revenue and recognized as advisory fee revenue in Investment Banking Revenue on the Consolidated Statements of Operations over the remaining subscription period.
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

Marketable Securities
Investments in corporate and municipal bonds and other debt securities are accounted for as available-for-sale under ASC 320-10, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue on the Consolidated Statements of Operations. We invest in readily-marketable debt and equity securities which are managed by EWM. These securities are valued using quoted market prices on applicable exchanges or markets. The realized and unrealized gains and losses on these securities are included in the Consolidated Statements of Operations in Investment Management Revenue. Marketable Securities also include investments in municipal bonds and exchange-traded funds and mutual funds, which are carried at fair value, with changes in fair value recorded in Other Revenue on the Consolidated Statements of Operations.
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
Equity Compensation
Share-Based Payments – We account for share-based payments in accordance with ASC 718, "Compensation – Stock Compensation" ("ASC 718"). We grant employees performance-based awards that vest upon the occurrence of certain performance criteria being achieved. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. Significant judgment is required in determining the probability that the performance criteria will be achieved. The fair value of awards that vest from one to five years are amortized over the vesting period or requisite substantive service period, as required by ASC 718. See Note 17 to our consolidated financial statements for further information.
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
We adopted ASU 2016-09 effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. See Notes 2 and 3 to our consolidated financial statements for further information.
We adopted ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" prospectively as of December 31, 2015 and changed the presentation of deferred income tax assets and liabilities on the consolidated statement of financial condition such that we classify all deferred income tax assets and liabilities as noncurrent. Historically, we presented deferred income tax assets and liabilities as current and noncurrent on the Consolidated Statements of Financial Condition.

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
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company's historic and projected future taxable income for its U.S. and foreign operations. In 2017 and 2016, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. We also concluded that the net deferred tax assets of certain foreign subsidiaries required a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. See Note 20 to our consolidated financial statements for further information.
The Company estimates that Evercore Inc. must generate approximately $877 million of future taxable income to realize the gross deferred tax asset balance, including the valuation allowance, of approximately $219 million. The deferred tax balance is expected to reverse primarily over a period ranging from 5 to 15 taxable years. The Company evaluated Evercore Inc.'s historical U.S. taxable income, which has averaged approximately $84 million per year over the past 7 years, as well as the anticipated taxable income of approximately $263 million in 2017, and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company can carry forward net operating losses indefinitely, but limited to 80% of taxable income for that year under the enactment of the Tax Cuts and Jobs Act on December 22, 2017.
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
We adopted ASU 2017-04 effective April 1, 2017. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and requires companies to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. See Notes 2 and 3 to our consolidated financial statements for further information.
In addition to goodwill and intangible assets, we annually assess our equity method investments for impairment (or more frequently if circumstances indicate impairment may have occurred) per ASC 323-10.
We recorded an impairment charge of $14.4 million for the year ended December 31, 2017 related to our equity method investment in G5. We recorded a goodwill impairment charge of $7.1 million for the year ended December 31, 2017 related to the goodwill in our Institutional Asset Management reporting unit, which resulted in a decrease of $3.7 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes). We concluded there was no impairment of intangible assets or our other equity method investments during the year ended December 31, 2017. We recorded an impairment charge of $8.1 million for the year ended December 31, 2016 related to our equity method investment in Atalanta Sosnoff and concluded there was no impairment of goodwill, intangible assets, or our other equity method investments during the year ended December 31, 2016. This charge resulted in a decrease of $4.0 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2016. We recorded a goodwill impairment charge of $28.5 million for the year ended December 31, 2015 related to the goodwill in our Institutional Asset Management reporting unit and concluded there was no impairment of intangible assets and equity method investments during the year ended December 31, 2015. This charge resulted in a decrease of $9.8 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2015. See Note 4 to our consolidated financial statements for further information.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Evercore Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 23, 2018

We have served as the Company's auditor since 2003.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2017	2016
Assets
Current Assets
Cash and Cash Equivalents	$609,587	$558,524
Marketable Securities and Certificates of Deposit	128,559	66,487
Financial Instruments Owned and Pledged as Collateral at Fair Value	19,374	18,535
Securities Purchased Under Agreements to Resell	10,645	12,585
Accounts Receivable (net of allowances of $2,772 and $2,751 at December 31, 2017 and 2016, respectively)	184,993	230,522
Receivable from Employees and Related Parties	17,030	15,034
Other Current Assets	30,017	23,946
Total Current Assets	1,000,205	925,633
Investments	98,313	116,633
Deferred Tax Assets	198,894	305,424
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $70,264 and $53,668 at December 31, 2017 and 2016, respectively)	68,593	51,651
Goodwill	134,231	160,961
Intangible Assets (net of accumulated amortization of $32,018 and $24,690 at December 31, 2017 and 2016, respectively)	19,577	29,370
Assets Segregated for Bank Regulatory Requirements	—	10,200
Other Assets	65,073	62,474
Total Assets	$1,584,886	$1,662,346
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$340,165	$334,541
Accounts Payable and Accrued Expenses	34,111	30,723
Securities Sold Under Agreements to Repurchase	30,027	31,150
Payable to Employees and Related Parties	31,167	27,366
Taxes Payable	16,494	27,321
Other Current Liabilities	12,088	12,320
Total Current Liabilities	464,052	463,421
Notes Payable	168,347	168,097
Subordinated Borrowings	6,799	16,550
Amounts Due Pursuant to Tax Receivable Agreements	90,375	174,109
Other Long-term Liabilities	58,945	56,838
Total Liabilities	788,518	879,015
Commitments and Contingencies (Note 18)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 62,119,904 and 58,292,567 issued at December 31, 2017 and 2016, respectively, and 39,102,154 and 39,190,856 outstanding at December 31, 2017 and 2016, respectively)	621	582
Class B, par value $0.01 per share (1,000,000 shares authorized, 82 and 24 issued and outstanding at December 31, 2017 and 2016, respectively)	—	—
Additional Paid-In-Capital	1,600,699	1,368,122
Accumulated Other Comprehensive Income (Loss)	(31,411)	(50,096)
Retained Earnings	79,461	20,343
Treasury Stock at Cost (23,017,750 and 19,101,711 shares at December 31, 2017 and 2016, respectively)	(1,105,406)	(811,653)
Total Evercore Inc. Stockholders' Equity	543,964	527,298
Noncontrolling Interest	252,404	256,033
Total Equity	796,368	783,331
Total Liabilities and Equity	$1,584,886	$1,662,346

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Investment Banking Revenue	$1,575,168	$1,364,098	$1,133,860
Investment Management Revenue	61,685	75,807	95,129
Other Revenue, Including Interest	87,492	16,885	11,259
Total Revenues	1,724,345	1,456,790	1,240,248
Interest Expense	19,996	16,738	16,975
Net Revenues	1,704,349	1,440,052	1,223,273
Expenses
Employee Compensation and Benefits	962,512	900,590	788,175
Occupancy and Equipment Rental	53,448	45,304	47,703
Professional Fees	65,063	57,667	50,817
Travel and Related Expenses	64,179	57,465	55,388
Communications and Information Services	41,393	40,277	36,372
Depreciation and Amortization	24,819	24,800	27,927
Special Charges	25,437	8,100	41,144
Acquisition and Transition Costs	1,673	99	4,890
Other Operating Expenses	37,014	44,576	42,187
Total Expenses	1,275,538	1,178,878	1,094,603
Income Before Income from Equity Method Investments and Income Taxes	428,811	261,174	128,670
Income from Equity Method Investments	8,838	6,641	6,050
Income Before Income Taxes	437,649	267,815	134,720
Provision for Income Taxes	258,442	119,303	77,030
Net Income	179,207	148,512	57,690
Net Income Attributable to Noncontrolling Interest	53,753	40,984	14,827
Net Income Attributable to Evercore Inc.	$125,454	$107,528	$42,863
Net Income Attributable to Evercore Inc. Common Shareholders	$125,454	$107,528	$42,863
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,641	39,220	37,161
Diluted	44,826	44,193	43,699
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$3.16	$2.74	$1.15
Diluted	$2.80	$2.43	$0.98

Dividends Declared per Share of Class A Common Stock	$1.42	$1.27	$1.15
See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net Income	$179,207	$148,512	$57,690
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	381	(1,763)	(1,751)
Foreign Currency Translation Adjustment Gain (Loss), net	21,679	(17,531)	(16,287)
Other Comprehensive Income (Loss)	22,060	(19,294)	(18,038)
Comprehensive Income	201,267	129,218	39,652
Comprehensive Income Attributable to Noncontrolling Interest	57,128	37,247	10,941
Comprehensive Income Attributable to Evercore Inc.	$144,139	$91,971	$28,711

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2014	46,414,240	$464	$950,147	$(20,387)	$(17,814)	(10,159,116)	$(361,129)	$160,952	$712,233
Net Income	—	—	—	—	42,863	—	—	14,827	57,690
Other Comprehensive Income (Loss)	—	—	—	(14,152)	—	—	—	(3,886)	(18,038)
Treasury Stock Purchases, net	—	—	—	—	—	(5,467,172)	(283,283)	—	(283,283)
Evercore LP Units Purchased or Converted into Class A Common Stock	585,723	6	11,046	—	—	—	—	(12,012)	(960)
Equity-based Compensation Awards	2,795,051	28	123,357	—	—	—	—	82,734	206,119
Dividends and Equivalents	—	—	6,514	—	(52,840)	—	—	—	(46,326)
Noncontrolling Interest (Note 15)	—	—	1,331	—	—	—	—	(39,951)	(38,620)
Exercise of Warrants	5,454,545	54	118,347	—	—	—	—	—	118,401
Balance at December 31, 2015	55,249,559	552	1,210,742	(34,539)	(27,791)	(15,626,288)	(644,412)	202,664	707,216
Net Income	—	—	—	—	107,528	—	—	40,984	148,512
Other Comprehensive Income (Loss)	—	—	—	(15,557)	—	—	—	(3,737)	(19,294)
Treasury Stock Purchases, net	—	—	—	—	—	(3,475,423)	(167,241)	—	(167,241)
Evercore LP Units Purchased or Converted into Class A Common Stock	532,175	5	23,095	—	—	—	—	(16,480)	6,620
Equity-based Compensation Awards	2,510,833	25	127,706	—	—	—	—	81,392	209,123
Dividends and Equivalents	—	—	7,836	—	(59,394)	—	—	—	(51,558)
Noncontrolling Interest (Note 15)	—	—	(1,257)	—	—	—	—	(48,790)	(50,047)
Balance at December 31, 2016	58,292,567	582	1,368,122	(50,096)	20,343	(19,101,711)	(811,653)	256,033	783,331
Net Income	—	—	—	—	125,454	—	—	53,753	179,207
Other Comprehensive Income	—	—	—	18,685	—	—	—	3,375	22,060
Treasury Stock Purchases	—	—	—	—	—	(3,916,039)	(293,753)	—	(293,753)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,212,641	12	84,214	—	—	—	—	(47,263)	36,963
Equity-based Compensation Awards	2,614,696	27	156,826	—	—	—	—	14,922	171,775
Dividends	—	—	—	—	(66,336)	—	—	—	(66,336)
Noncontrolling Interest (Note 15)	—	—	(8,463)	—	—	—	—	(28,416)	(36,879)
Balance at December 31, 2017	62,119,904	$621	$1,600,699	$(31,411)	$79,461	(23,017,750)	$(1,105,406)	$252,404	$796,368

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net Income	$179,207	$148,512	$57,690
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(32)	1,124	5,517
Equity Method Investments	(513)	2,602	2,818
Equity-Based and Other Deferred Compensation	230,268	258,295	207,533
Impairment of Goodwill and Equity Method Investments	21,507	8,100	28,500
Gain on Sale of Institutional Trust and Independent Fiduciary business of ETC	(7,808)	—	—
Depreciation, Amortization and Accretion	26,032	25,223	29,636
Bad Debt Expense	2,579	2,261	1,314
Adjustment to Tax Receivable Agreement	(77,535)	—	—
Release of Cumulative Foreign Exchange Losses	16,266	—	—
Deferred Taxes	148,320	10,043	(3,627)
Decrease (Increase) in Operating Assets:
Marketable Securities	865	937	556
Financial Instruments Owned and Pledged as Collateral at Fair Value	35	18,249	46,018
Securities Purchased Under Agreements to Resell	2,642	(11,890)	4,726
Accounts Receivable	47,120	(64,522)	(46,442)
Receivable from Employees and Related Parties	(2,188)	5,934	(3,937)
Assets Segregated for Bank Regulatory Requirements	10,000	—	—
Other Assets	(11,667)	(33,080)	(3,903)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(25,892)	48,258	51,732
Accounts Payable and Accrued Expenses	1,149	(10,030)	5,418
Securities Sold Under Agreements to Repurchase	(2,701)	(6,387)	(50,803)
Payables to Employees and Related Parties	3,217	(1,581)	8,704
Taxes Payable	(10,849)	9,097	28,670
Other Liabilities	(33,471)	10,424	(2,449)
Net Cash Provided by Operating Activities	516,551	421,569	367,671
Cash Flows From Investing Activities
Investments Purchased	(997)	(2,047)	(819)
Distributions of Private Equity Investments	2,072	183	6,821
Marketable Securities:
Proceeds from Sales and Maturities	45,642	46,547	32,318
Purchases	(40,995)	(69,568)	(39,101)
Purchase of Certificates of Deposit	(63,417)	—	—
Cash Paid for Acquisitions and Deconsolidation of Cash, net of Cash Acquired	—	(2,877)	(5,647)
(Increase) Decrease in Restricted Cash	—	(2,303)	—
Loans Receivable	—	—	(3,500)
Purchase of Furniture, Equipment and Leasehold Improvements	(31,300)	(18,439)	(16,189)
Proceeds from Sale of Business	34,354	—	—
Net Cash Provided by (Used in) Investing Activities	(54,641)	(48,504)	(26,117)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	110	885	594
Distributions to Noncontrolling Interests	(36,374)	(38,154)	(23,723)
Payments Under Tax Receivable Agreement	(12,381)	(12,039)	(11,045)
Cash Paid for Deferred and Contingent Consideration	—	(5,050)	—
Short-Term Borrowing	30,000	50,000	45,000
Repayment of Short-Term Borrowing	(30,000)	(50,000)	(45,000)
Exercise of Warrants, net	—	—	6,416
Repayment of Subordinated Borrowings	(9,751)	(6,000)	—
Payment of Notes Payable - Mizuho	—	(120,000)	—
Issuance of Notes Payable	—	170,000	—
Debt Issuance Costs	—	(2,084)	—
Purchase of Treasury Stock and Noncontrolling Interests	(304,313)	(173,958)	(160,733)
Dividends - Class A Stockholders	(56,521)	(51,558)	(46,132)
Net Cash Provided by (Used in) Financing Activities	(419,230)	(237,958)	(234,623)
Effect of Exchange Rate Changes on Cash	8,383	(25,347)	(10,327)
Net Increase in Cash and Cash Equivalents	51,063	109,760	96,604
Cash and Cash Equivalents-Beginning of Period	558,524	448,764	352,160
Cash and Cash Equivalents-End of Period	$609,587	$558,524	$448,764

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$19,471	$14,074	$16,035
Payments for Income Taxes	$128,689	$106,126	$47,820
Accrued Dividends	$9,815	$7,836	$6,514
Settlement of Contingent Consideration	$10,780	$—	$—
Institutional Trust and Independent Fiduciary business of ETC Assets Deconsolidated	$81	$—	$—
Institutional Trust and Independent Fiduciary business of ETC Liabilities Deconsolidated	$1,489	$—	$—
Decrease in Goodwill from sale of Institutional Trust and Independent Fiduciary business of ETC	$28,442	$—	$—
Mexico Private Equity Assets Deconsolidated	$—	$8,302	$—
Mexico Private Equity Liabilities Deconsolidated	$—	$2,343	$—
Decrease in Noncontrolling Interest from Mexico Private Equity Deconsolidation	$—	$5,808	$—
Increase (Decrease) in Fair Value of Redeemable Noncontrolling Interest	$—	$—	$(1,331)
Receipt of Securities in Settlement of Accounts Receivable	$—	$—	$1,079
Atalanta Sosnoff Assets Deconsolidated	$—	$—	$2,053
Atalanta Sosnoff Liabilities Deconsolidated	$—	$—	$2,074
Decrease in Redeemable Noncontrolling Interest from Atalanta Sosnoff Deconsolidation	$—	$—	$2,683
Decrease in Noncontrolling Interest from Atalanta Sosnoff Deconsolidation	$—	$—	$16,090
Decrease in Goodwill from Atalanta Sosnoff Deconsolidation	$—	$—	$27,274
Decrease in Intangible Assets from Atalanta Sosnoff Deconsolidation	$—	$—	$13,924
Exchange of Notes Payable as Consideration for Exercise of Warrants	$—	$—	$118,347
Purchase of Treasury Stock in Exchange for Notes Issuance and Warrant Proceeds	$—	$—	$123,673
See Notes to Consolidated Financial Statements.

EVERCORE INC.
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
The Investment Banking segment includes the advisory business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures, shareholder activism and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on secondary transactions for private funds interests. The Investment Banking business also includes the Evercore ISI business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors.
The Investment Management segment includes the wealth management business through which the Company provides investment advisory and wealth management services for high net-worth individuals and associated entities, the institutional asset management business through which the Company, directly and through affiliates, manages financial assets for sophisticated institutional investors and provides independent fiduciary services to high net-worth individuals and the private equity business which holds interests in private equity funds which are not managed by the Company. The Company completed the sale of the Institutional Trust and Independent Fiduciary business of Evercore Trust Company, N.A. ("ETC") on October 18, 2017.
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
In February 2015, Accounting Standards Update ("ASU") No. 2015-02, "Amendments to the Consolidation Analysis," ("ASU 2015-02") was issued. This ASU eliminates the deferral of ASU No. 2010-10, "Amendments for Certain Investment Funds," which allows reporting entities with interests in certain investment funds to follow the consolidation guidance in Accounting Standards Codification ("ASC") 810, "Consolidation," ("ASC 810") and makes other changes to the variable interest model and the voting model. ASU 2015-02 modifies the evaluation performed by reporting entities on limited partnerships and similar entities and also impacts the evaluation performed by reporting entities on VIE determination, and determination of the primary beneficiary of a VIE.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

International Strategy & Investment (U.K.) Limited ("ISI U.K.") is also a VIE pursuant to ASC 810 and the Company is the primary beneficiary of this VIE. Specifically, the Company provides financial support through a transfer pricing agreement with this entity, which exposes the Company to losses that are potentially significant to the entity, and has decision making authority that significantly affects the economic performance of the entity. Following the adoption of ASU 2015-02, the Company also concluded that Evercore Partners International LLP ("Evercore U.K.") is a VIE and that the Company is the primary beneficiary of this VIE. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Consolidated Statements of Financial Condition ISI U.K. and Evercore U.K. assets of $126,078 and liabilities of $102,487 at December 31, 2017 and assets of $116,958 and liabilities of $90,260 at December 31, 2016. See Note 9 for further information on the Company's VIEs.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
At the time of the formation transaction, the members of Evercore LP (the "Members") received Class A limited partnership units of Evercore LP ("Class A LP Units") in consideration for their contribution of the various entities included in the historical combined financial statements of the Company. The Class A LP Units were subject to vesting requirements and transfer restrictions and are exchangeable on a one-for-one basis for shares of Class A common stock ("Class A Shares"). At December 31, 2013, all Class A LP Units were fully vested. On October 31, 2014, in conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI"), the Company issued vested and unvested Class E limited partnership units of Evercore LP ("Class E LP Units") and vested and unvested Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests"). At December 31, 2017, all Class E LP Units were fully vested and all of the Class G LP Interests either converted into Class E LP Units or were forfeited pursuant to their performance terms. In July 2017, the Company exchanged all of the outstanding Class H LP Interests for a number of Class J limited partnership units of Evercore LP ("Class J LP Units"). In 2016, in conjunction with the appointment of the Executive Chairman, the Company issued unvested Class I-P Units of Evercore LP ("Class I-P Units"). The Class I-P Units are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), which are exchangeable on a one-for-one basis for Class A Shares. In November 2017, the Company issued unvested Class K-P Units of Evercore LP ("Class K-P Units"), which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), which are ultimately exchangeable on a one-for-one basis for Class A Shares. See Note 17 for further information. The Company accounts for exchanges of Evercore LP partnership units ("LP Units") for Class A Shares based on the carrying amounts of the Members' LP Units immediately before the exchange.
The Company's interest in Evercore LP is within the scope of ASC 810-20, "Control of Partnerships and Similar Entities." The Company consolidates Evercore LP and records noncontrolling interest for the economic interest in Evercore LP held directly by others, which includes the Members.
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
Furniture, Equipment and Leasehold Improvements – Fixed assets, including equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Furniture, equipment and computer hardware and software are depreciated using the straight-line method over the estimated useful lives of the assets, primarily ranging from three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Certain costs associated with the acquisition or development of internal-use software are also capitalized. Once the software is ready for its intended use, the capitalized costs are amortized using the straight-line method over the estimated useful life of the software.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

contemplated in the engagement letter are determined to be substantially completed and (iv) collection is reasonably assured. The Company records Investment Banking Revenue on the Consolidated Statements of Operations for the following:
Advisory Fees – In general, advisory fees are paid at the time the Company signs an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter where the engagement letter will specify a future service period associated with that fee. In such circumstances, these retainer fees are initially recorded as deferred revenue, which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and subsequently recognized as advisory fee revenue in Investment Banking Revenue on the Consolidated Statements of Operations during the applicable time period within which the service is rendered. Revenues related to fairness or valuation opinions are recognized when the opinion has been rendered and delivered to the client and all other requirements for revenue recognition are satisfied. Success fees for advisory services, such as merger and acquisition ("M&A") advice, are recognized when the transaction(s) or event(s) are determined to be completed and all other requirements for revenue recognition are satisfied. In the event the Company was to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition and subsequently recognized as advisory fee revenue in Investment Banking Revenue on the Consolidated Statements of Operations when the conditions of completion have been satisfied.
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
Commissions and Related Fees – Commissions and Related Fees include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities and are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, when earned. The Company earns subscription fees for the sale of research. Cash received before the subscription period ends is initially recorded as deferred revenue in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Investment Banking Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered.
Taxes collected from customers and remitted to governmental authorities are presented on a net basis on the Consolidated Statements of Operations.
Investment Management Revenue – The Company's Investment Management business generates revenues from the management of client assets and the private equity funds.
Investment management fees for third-party clients are generally based on the value of the assets under management ("AUM") and any performance fees that may be negotiated with the client. These fees are generally recognized over the period that the related services are provided, based upon the beginning, ending or average value of the assets for the relevant period. Fees paid in advance of services rendered are initially recorded as deferred revenue, which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Investment Management Revenue on the Consolidated Statements of Operations ratably over the period in which the related service is rendered. Generally, to the extent performance fee arrangements have been negotiated, these fees are earned when the return on assets exceeds certain benchmark returns.
Management fees for private equity funds are contractual and are typically based on committed capital during the private equity funds' investment period, and on invested capital, thereafter. Management fees are recognized ratably over the period during which services are provided. The management fees may provide for a management fee offset for certain portfolio company fees the Company earns. The Company also records performance fee revenue from the private equity funds when the returns on the private equity funds' investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds' partnership agreements and are based on investment performance over the life of each investment partnership. The Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. As discussed in Note 4, in

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

2016 the Company sold its Mexican Private Equity business. As a result, from the fourth quarter of 2016 forward, the Company is not managing any private equity funds and receives its share of such fees through the managers in which the Company holds interests.
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
Other Revenue, Including Interest and Interest Expense – Other Revenue, Including Interest and Interest Expense is derived primarily from financing transactions. These transactions are principally repurchases and resales of Mexican government securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase transaction. Other Revenue also includes income (losses) on marketable securities and cash deposited with financial institutions and changes in amounts due pursuant to the Company's tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates. Interest Expense also includes interest expense associated with the Notes Payable, subordinated borrowings and the line of credit and other financing arrangements.
Client Expense Reimbursement – In the conduct of its financial advisory service engagements and in advising the private equity funds, the Company receives reimbursement for certain expenses incurred by the Company in the course of performing services. Transaction-related expenses, which are billable to clients, are recognized as revenue and recorded in Accounts Receivable on the later of the date of an executed engagement letter or the date the expense is incurred.
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
Marketable Securities and Certificates of Deposit– Marketable Securities include investments in corporate, municipal and other debt securities, as well as investments in readily-marketable equity securities, which are accounted for as available-for-sale under ASC 320-10, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized gains and losses are reported as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, while realized gains and losses on these securities are determined using the specific identification method and are included in Other Revenue, Including Interest on the Consolidated Statements of Operations. The readily-marketable debt and equity securities are valued using quoted market prices on applicable exchanges or markets. Marketable Securities also include investments in municipal bonds held at EGL and exchange-traded funds and mutual funds, which are carried at fair value, with changes in fair value recorded in Other Revenues, Including Interest on the Consolidated Statements of Operations. Marketable Securities transactions are recorded as of the trade date. Certificates of Deposit consist of investments with certain banks with original maturities of six months or less when purchased.

EVERCORE INC.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase – Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payable or receivable. As the maturities on these transactions are short-term in nature (i.e. mature on the next business day) and the underlying securities are debt instruments of the Mexican Government or its agencies, their carrying amounts approximate fair value. The Company periodically assesses the collectability or credit quality related to securities purchased under agreements to resell.
Investments – The Company's investments include investments in unconsolidated affiliated companies and other investments in private equity partnerships:
Affiliates – The Company has equity interests in ABS Investment Management, LLC ("ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") (after its deconsolidation on December 31, 2015), Luminis Partners ("Luminis") and G5 Holdings S.A. ("G5") (through December 31, 2017, the date the Company exchanged all of its outstanding equity interests for debentures of G5) and includes its share of the income (losses) within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.
The Company assesses its equity method investments annually for impairment, or more frequently if circumstances indicate impairment may have occurred. See Notes 4 and 9 for further information.
Private Equity – The investments of private equity funds consist primarily of investments in marketable and non-marketable securities of the portfolio companies. The underlying investments held by the private equity funds are valued based on quoted market prices or estimated fair value if there is no public market. The fair value of non-marketable securities is determined by giving consideration to a range of factors, including but not limited to, market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly-traded securities held by the private equity funds are valued using quoted market prices. The Company recognizes its allocable share of the changes in fair value of the private equity funds' underlying investments as realized and unrealized gains (losses) within Investment Management Revenue in the Consolidated Statements of Operations.
The Company also maintains investments in Glisco Manager Holdings LP, Trilantic Capital Partners ("Trilantic") and an equity security in a private company, which are accounted for under the cost method of accounting, as well as an investment in a debt security that is accounted for as a held-to-maturity security. See Note 9 for further information.
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
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by ASC 360, "Property, Plant, and Equipment".
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The discounted cash flow methodology begins with the forecasted adjusted cash flows from each of the reporting units and uses a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.
The Company adopted ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04") effective April 1, 2017. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and requires companies to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value.
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
Compensation expense recognized pursuant to share-based awards is based on the grant date fair value of the award. The fair value (as measured on the grant date) of awards that vest from one to five years ("Service-based Awards") is amortized over the vesting periods or requisite service periods as required under ASC 718, however, the vesting of some Service-based Awards will accelerate upon the occurrence of certain events. The Company amortizes the grant-date fair value of share-based compensation awards made to employees, who are or will become retirement eligible prior to the stated vesting date, over the expected substantive service period. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, unvested Service-based Awards are included in the diluted weighted average Class A Shares outstanding using the treasury stock method. Once vested, restricted stock units ("RSUs") and restricted stock are included in the basic and diluted weighted average Class A Shares outstanding. Expense relating to RSUs, restricted stock and LP Units is charged to Employee Compensation and Benefits within the Consolidated Statements of Operations.
Compensation expense is recognized pursuant to performance-based awards if it is probable that the performance condition will be achieved. See Note 17 for a discussion of the awards issued in conjunction with the Company's acquisition of the operating businesses of ISI, as well as the Company's Long-term Incentive Plan and other performance-based awards.
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
Deferred income taxes reflect the net tax effects of temporary differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected on the Company's Consolidated Statements of Financial Condition as deferred tax assets and liabilities. The Company accounts for the impact of changes in statutory income tax rates on deferred tax assets and liabilities in the year of enactment. Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets.
The Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") on January 1, 2017, which resulted in excess tax benefits and deficiencies from the delivery of Class A Shares under

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

share-based payment arrangements being recognized in the Company's Provision for Income Taxes, rather in Additional-Paid-In-Capital under prior U.S. GAAP. See Notes 3 and 20 for further information.
The Company adopted ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" prospectively as of December 31, 2015 and changed its presentation of deferred income tax assets and liabilities on its Consolidated Statements of Financial Condition such that the Company classifies all deferred income tax assets and liabilities as noncurrent. Historically, the Company presented deferred income tax assets and liabilities as current and noncurrent on the Consolidated Statements of Financial Condition.
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
Note 3 – Recent Accounting Pronouncements
ASU 2014-09 – In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides amendments to ASC 605, "Revenue Recognition" and creates ASC 606, "Revenue from Contracts with Customers," which changes the requirements for revenue recognition and amends the disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date," which provides amendments that defer the effective date of ASU 2014-09 by one year. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing," which provides clarification to identifying performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarification on certain issues identified in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition in ASU 2014-09. The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016.
The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method of transition, which requires a cumulative-effect adjustment as of the date of adoption. Following the adoption of ASU 2014-09, success related advisory fees, for which payment is generally dependent on the closing of a strategic transaction, a financing arrangement or some other defined outcome, will be considered variable consideration as defined by the standard. ASU 2014-09 requires that revenue be recognized when it is probable that variable consideration will not be reversed in a future period. Accordingly, revenue recognition for such fees could be accelerated under ASU 2014-09 in rare circumstances, which will require careful analysis and judgment. Under legacy U.S. GAAP, the Company recognized such fees upon closing regardless of the probability of the outcome. The effect of the timing of revenue recognition could be material to any given reporting period. Furthermore, legacy U.S. GAAP allows expenses related to underwriting transactions to be reflected net in related revenues. Under ASU 2014-09, those expenses will be presented gross in the results of operations.
Interpretive guidance on ASU 2014-09 continues to be issued and vetted, in particular by the AICPA industry task force on Broker-Dealers, the AICPA's Revenue Recognition Working Group and the AICPA's Financial Reporting Executive Committee (FinREC). The Company will continue to monitor and evaluate any additional guidance that is issued.
ASU 2016-01 - In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 provides amendments to ASC 825, "Financial Instruments," which change the requirements for certain aspects of recognition, measurement and presentation of financial assets and liabilities and amend the disclosure requirements. The amendments in this update are effective during interim and annual periods beginning after December 15, 2017. The amendments in this update should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and the amendments related to equity securities without readily determinable fair values should be applied prospectively. The Company holds available-for-sale equity securities of $1,244 within Marketable Securities on the Consolidated Statement of Financial Condition as of December 31, 2017. The Company anticipates that the adoption of this ASU will result in a cumulative effect adjustment of cumulative unrealized losses on available-for-sale equity securities included in Accumulated Other Comprehensive Income (Loss) to Retained Earnings of approximately ($4,100). Going forward, unrealized gains and losses on these securities will be recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations. The Company also holds equity securities without readily determinable fair values, which were accounted for under the cost method of accounting under legacy U.S. GAAP. Upon

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

adoption of this ASU, the Company elected to continue to measure each of its former cost method investments at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC 840, "Leases," and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The amendments in this update are effective using a modified retrospective approach at the beginning of the earliest period presented, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company anticipates adopting ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The adoption will result in the present value of the Company's lease commitments which have a term in excess of one year being reflected on the Company's Statements of Financial Condition as a long-term fixed asset with a corresponding long-term liability. The Company's lease commitments, as discussed in Note 18, primarily relate to office space. The lease-related assets will be amortized to expense over the life of the leases and the liability, and related interest expense, will be reduced as lease payments are made over the life of the lease. The net impact on the Company's earnings is not expected to be materially different from the current expense related to leases as required under legacy U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Consolidated Statements of Operations.
ASU 2016-07 - In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to the Equity Method of Accounting" ("ASU 2016-07"). ASU 2016-07 provides amendments to ASC 323, "Investments - Equity Method and Joint Ventures," which simplify the accounting for equity method investments by eliminating the requirement to adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective prospectively to increases in the level of ownership interest or degree of influence that results in the adoption of the equity method, during interim and annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-07 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2016-09 - In March 2016, the FASB issued ASU 2016-09 which provides amendments to ASC 718, which simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective during interim and annual periods beginning after December 15, 2016, with early adoption permitted. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements being recognized in the Company's Provision for Income Taxes for year ended December 31, 2017, rather than in Additional Paid-In-Capital under legacy U.S. GAAP. The Company used the retrospective transition method for the presentation of excess tax benefits on the Statements of Cash Flows; as such, the Company classified excess tax benefits as an operating activity within Taxes Payable on the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015. The application of ASU 2016-09 will result in greater volatility in the effective tax rate and could be material to the results of operations and the classifications of cash flows in future periods depending upon the level of earnings and stock price of the Company, among other things. See Note 20 for further detail, including the impact of the application of ASU 2016-09 on the 2017 results.
ASU 2016-13 - In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 provides amendments to ASC 326, "Financial Instruments - Credit Losses," which amend the guidance on the impairment of financial instruments and adds an impairment model (the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Entities will recognize an allowance for its estimate of expected credit losses as of the end of each reporting period. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company currently uses the specific identification method for establishing credit provisions and write-offs of its trade accounts receivable. The Company anticipates adopting ASU 2016-13 on January 1, 2020 and does not anticipate a material difference between the current method and the CECL model.
ASU 2016-15 - In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 provides amendments to ASC 230, "Statement of Cash Flows," which provide guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in this update are effective retrospectively, or prospectively, if retrospective application is impracticable, during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

ASU 2016-18 - In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU 2016-18"). ASU 2016-18 provides amendments to ASC 230, "Statement of Cash Flows," which require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. The amendments in this update are effective retrospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company anticipates that the adoption of this ASU will result in expanded disclosure on restricted cash balances.
ASU 2017-01 - In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 provides amendments to ASC 805, "Business Combinations," which clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2017-04 - In January 2017, the FASB issued ASU 2017-04. ASU 2017-04 provides amendments to ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2017-04 during the second quarter of 2017. See Note 4 for further information.
ASU 2017-09 - In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 provides amendments to ASC 718, which provide guidance and clarity around which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2018-02 - In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 provides amendments to ASC 220, “Income Statement - Reporting Other Comprehensive Income,” which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update are effective either in the period of adoption or retrospectively, to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Business Changes and Developments
Business Developments
Evercore Trust Company Transaction - On October 18, 2017, the Company sold the Institutional Trust and Independent Fiduciary business of ETC, which was a part of its Investment Management segment, for an adjusted purchase price of $34,842, including contingent consideration of $488. As a result of this transaction, the Company deconsolidated assets and liabilities of $28,523 and $1,489, respectively. The assets were primarily comprised of $28,442 of goodwill, representing an allocation of goodwill based on the relative fair value of the business being sold to the total fair value of the Institutional Asset Management reporting unit. This transaction resulted in a pre-tax gain on the sale of $7,808 included in Other Revenue, Including Interest on the Consolidated Statement of Operations for the year ended December 31, 2017. In conjunction with the sale, the Company incurred $3,930 of Special Charges, related to the transition of certain employees of the sold business. Following the sale of the Institutional Trust and Independent Fiduciary business of ETC, the remaining operations of ETC were integrated into Evercore Wealth Management L.L.C. ("EWM").
G5 Transaction - On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. These debentures were issued by G5 at a redemption value of $60 million Brazilian real and are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company will earn an annual coupon based on a percentage of revenues earned by G5 and G5 may be required to pre-pay a portion of the outstanding debentures subject to the achievement of certain revenue thresholds over the life of the debentures. The Company is entitled to one of six seats on the board of G5.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company recorded its investment in G5 as a held-to-maturity debt security of $10,995 within Investments on the Consolidated Statement of Financial Condition as of December 31, 2017, representing the fair value of the debentures at the date of the exchange, and will accrete its investment to its redemption value ratably from December 31, 2017 to December 31, 2027. The fair value of the debentures was determined to be approximately $37 million Brazilian real, which the Company determined was equivalent to the carrying value of the Company’s equity method investment in G5 at the time of the exchange. This transaction resulted in the reclassification of $16,266 of cumulative foreign currency translation losses in Accumulated Other Comprehensive Income (Loss) on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest on the Consolidated Statement of Operations for the year ended December 31, 2017. See Note 9 for further information.
Atalanta Sosnoff Transaction - During the fourth quarter of 2016, the founding member of Atalanta Sosnoff announced his intent to retire and entered into an agreement to sell all of his Series A-2 Capital Interests and Series B Capital Interests back to Atalanta Sosnoff. Concurrently, select members of Atalanta Sosnoff received Series C Capital Interests. The Company continues to own Series A-1 Capital Interests, representing a 49% economic interest. Following these transactions, the Company continues to hold a noncontrolling voting interest in the Management Committee of Atalanta Sosnoff, and accordingly continues to account for its interest in Atalanta Sosnoff as an equity method investment.
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
As a result of the above analysis, the Company determined that the fair value of its investment in Atalanta Sosnoff was less than its carrying value as of November 30, 2016. The Company concluded this loss in value was other-than-temporary. Accordingly, the Company recorded an impairment charge of $8,100, in Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2016, resulting in an investment in Atalanta Sosnoff at its fair value of $14,730 as of November 30, 2016. This charge resulted in a decrease of $3,980 to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2016.
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
As consideration for this transaction, the Company will receive a fixed percentage of the management fees earned by Glisco for a period of up to ten years as well as a portion of the carried interest in the next two successor funds. The Company committed to invest capital in those successor funds consistent with the level of carried interest it owns and will retain its carried interest and its capital interests in the existing funds. The Company is entitled to 20% of the carried interest in such successor funds. In conjunction with this transaction, the Company entered into a transition services agreement to provide operational support to Glisco for a period of up to 18 months.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

In addition, the Company maintains a limited partner's interest in Glisco Manager Holdings LP, from which the Company receives its portion of the management fees earned by Glisco. The Company's investment in Glisco Manager Holdings LP is accounted for under the cost method of accounting. See Note 9 for further information.
As a result of this transaction, on September 30, 2016 the Company deconsolidated assets and liabilities of $8,302 and $2,343, respectively, and recorded an investment in Glisco Manager Holdings LP of $2,519, representing the fair value of the deferred consideration resulting from this transaction. Furthermore, this resulted in a decrease in Noncontrolling Interest of $5,808 at September 30, 2016 related to GCP III. The transaction resulted in a gain on deconsolidation of $406, included in Other Revenue, Including Interest on the Consolidated Statement of Operations for the year ended December 31, 2016.
Goodwill and Intangible Assets
Goodwill associated with the Company's acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2015(1)	$115,276	$51,185	$166,461
Foreign Currency Translation and Other	(787)	(4,713)	(5,500)
Balance at December 31, 2016(1)	114,489	46,472	160,961
Impairment of Goodwill	—	(7,107)	(7,107)
Sale of the Institutional Trust and Independent Fiduciary business of ETC	—	(28,442)	(28,442)
Foreign Currency Translation and Other	8,819	—	8,819
Balance at December 31, 2017(2)	$123,308	$10,923	$134,231
(1) The amount of the Company's goodwill before accumulated impairment losses of $28,500 was $189,461 and $194,961 at December 31, 2016 and 2015, respectively.
(2) The amount of the Company's goodwill before accumulated impairment losses of $35,607 was $169,838 at December 31, 2017.
Intangible assets associated with the Company's acquisitions are as follows:

	December 31, 2017
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$42,000	$3,830	$45,830	$27,355	$1,977	$29,332
Other	5,320	445	5,765	2,407	279	2,686
Total	$47,320	$4,275	$51,595	$29,762	$2,256	$32,018

	December 31, 2016
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$44,311	$3,830	$48,141	$21,110	$1,586	$22,696
Non-compete/Non-solicit Agreements	—	154	154	—	124	124
Other	5,320	445	5,765	1,647	223	1,870
Total	$49,631	$4,429	$54,060	$22,757	$1,933	$24,690
Expense associated with the amortization of intangible assets was $9,793, $11,640 and $17,458 for the years ended December 31, 2017, 2016 and 2015, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Based on the intangible assets above, as of December 31, 2017, annual amortization of intangibles for each of the next five years is as follows:

2018	$9,199
2019	$7,866
2020	$1,182
2021	$996
2022	$334
At November 30, 2017, in accordance with ASC 350, the Company performed its annual goodwill impairment assessment. The Company concluded that the fair value of the reporting units substantially exceeded their carrying values as of November 30, 2017, with the exception of the Institutional Asset Management reporting unit, which exceeded its carrying value by approximately 17% as of November 30, 2017.
Impairments of Goodwill
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
As a result of the above analysis, the Company determined that the fair value of the remaining business in the Institutional Asset Management reporting unit was less than its carrying value. The Company adopted ASU 2017-04 during the second quarter of 2017. Accordingly, the Company recorded a goodwill impairment charge in the Investment Management segment of $7,107, which is included within Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2017. This charge resulted in a decrease of $3,694 to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2017.
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
In determining the fair value of this reporting unit, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. As a result of the analysis, the Company determined that the fair value of the Institutional Asset Management reporting unit was less than its carrying value as of August 31, 2015. Accordingly, during the third quarter of 2015, the Company began a Step 2 impairment assessment, which it completed during the fourth quarter of 2015. The Company recorded a goodwill impairment charge of $28,500 in the Investment Management segment, which is included within Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2015. This charge resulted in an impact of $9,785 on Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2015.
Note 5 – Acquisition and Transition Costs and Special Charges
Acquisition and Transition Costs
The Company recognized $1,673, $99 and $4,890 for the years ended December 31, 2017, 2016 and 2015, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. In addition, acquisition and transition costs in 2016 included the reversal of $733 of a provision for certain settlements previously

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

established in the fourth quarter of 2015 and acquisition and transition costs in 2015 included costs related to transitioning ISI's infrastructure.
Special Charges
The Company recognized $25,437 for the year ended December 31, 2017, as Special Charges related to an impairment charge of $7,107 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, an impairment charge of $14,400 associated with the impairment of the Company's investment in G5 and expenses of $3,930 associated with the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC. See Notes 4 and 9 for further information.
The Company recognized $8,100 for the year ended December 31, 2016, as Special Charges incurred related to an impairment charge associated with the Company's investment in Atalanta Sosnoff. See Note 4 for further information.
The Company recognized $41,144 for the year ended December 31, 2015, as Special Charges incurred related to an impairment charge of $28,500 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and charges of $7,145 related to the restructuring of the Company's investment in Atalanta Sosnoff, primarily related to the conversion of certain of Atalanta Sosnoff's profits interests held by management to equity interests. Special Charges in 2015 also included a charge of $2,151 for separation benefits and costs associated with the termination of certain contracts within the Company's Evercore ISI business as well as $3,348 for the finalization of a matter associated with the wind-down of the Company's U.S. Private Equity business.
Note 6 – Related Parties
Investment Management Revenue includes income from related parties earned from the Company's private equity funds for portfolio company fees, management fees, expense reimbursements and realized and unrealized gains and losses of private equity fund investments. Total Investment Management revenues from related parties amounted to ($101), $10,170 and $8,876 for the years ended December 31, 2017, 2016 and 2015, respectively.
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $13,312 for the year ended December 31, 2016.
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $22,309 and $17,862 as of December 31, 2017 and 2016, respectively.
The Company had $6,799 and $16,550 in subordinated borrowings, principally with an executive officer of the Company, as of December 31, 2017 and 2016, respectively. In February and April 2017, the Company repaid $6,000 and $3,751, respectively, of the original borrowings. See Note 12 for further information.
Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Advances to Employees	$15,930	$14,418
Personal Expenses Paid on Behalf of Employees and Related Parties	766	371
Reimbursable Expenses Relating to the Private Equity Funds	334	245
Receivable from Employees and Related Parties	$17,030	$15,034
Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2017 and 2016:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	December 31,
	2017	2016
Board of Director Fees	$350	$300
Amounts Due to U.K. Members	17,996	14,865
Amounts Due Pursuant to Tax Receivable Agreements(a)	12,821	12,201
Payable to Employees and Related Parties	$31,167	$27,366

(a)
Relates to the current portion of the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $90,375 and $174,109 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2017 and 2016, respectively.

Note 7 – Marketable Securities and Certificates of Deposit
The amortized cost and estimated fair value of the Company's Marketable Securities as of December 31, 2017 and 2016 were as follows:

	December 31, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments	$7,194	$—	$4,155	$3,039	$6,470	$—	$3,945	$2,525
Debt Securities Carried by EGL	34,233	87	26	34,294	38,392	77	15	38,454
Investment Funds	22,027	5,678	6	27,699	23,665	1,854	11	25,508
Total	$63,454	$5,765	$4,187	$65,032	$68,527	$1,931	$3,971	$66,487
Scheduled maturities of the Company's available-for-sale debt securities within the Securities Investments portfolio as of December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$204	$204	$—	$—
Due after one year through five years	1,602	1,591	1,748	1,728
Total	$1,806	$1,795	$1,748	$1,728
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2017.
Securities Investments
Securities Investments include equity and debt securities, which are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($38), ($46) and ($47) for the years ended December 31, 2017, 2016 and 2015, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($865), ($937) and ($556) for the years ended December 31, 2017, 2016 and 2015, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 17 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $4,088, $2,128 and ($26) for the years ended December 31, 2017, 2016 and 2015, respectively.
Certificates of Deposit
At December 31, 2017, the Company held certificates of deposit of $63,527 with certain banks with original maturities of six months or less when purchased.
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.5 years, as of December 31, 2017, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
As of December 31, 2017 and 2016, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	December 31, 2017		December 31, 2016
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$19,374		$18,535
Securities Purchased Under Agreements to Resell	10,645	$10,643	12,585	$12,601
Total Assets	$30,019		$31,120
Liabilities
Securities Sold Under Agreements to Repurchase	$(30,027)	$(30,020)	$(31,150)	$(31,155)
Note 9 – Investments
The Company's investments reported on the Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships, an equity security in a private company and investments in G5, Glisco Manager Holdings LP and Trilantic. The Company's investments are relatively high-risk and illiquid assets.
The Company's investments in ABS, Atalanta Sosnoff, Luminis and G5 are in voting interest entities. The Company's share of earnings (losses) on its investments in ABS, Atalanta Sosnoff (after its deconsolidation on December 31, 2015), Luminis and G5 (through December 31, 2017, the date the Company exchanged all of its outstanding equity interests for debentures of G5) are included within Income from Equity Method Investments on the Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Investment Management Revenue.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
G5	$—	$26,016
ABS	39,894	38,982
Atalanta Sosnoff	13,963	14,719
Luminis	5,999	—
Total	$59,856	$79,717
G5
In 2010, the Company made an investment accounted for under the equity method of accounting in G5. During the second quarter of 2017, following a sustained period of economic and political instability in Brazil and after concluding that the expected recovery in the M&A markets in Brazil would be delayed for the foreseeable future, G5 experienced a decline in previously forecasted advisory backlog and as such, management of G5 revised their revenue forecast. As a result, the Company performed an assessment of the carrying value of its equity interest in G5 for other-than-temporary impairment in accordance with ASC 323-10. In determining the fair value of its investment, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of G5, to yield an estimate of fair value. The discounted cash flow methodology began with the forecasted cash flows of G5 and applied a discount rate of 17.5%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes slight growth in revenues and earnings by the end of

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

2018, and, over the longer term, assumes a compound annual growth rate in revenues of 5% from the trailing twelve month period ended May 31, 2017.
As a result of the above analysis, the Company determined that the fair value of its investment in G5 was less than its carrying value and concluded this loss in value was other-than-temporary. Accordingly, the Company recorded an impairment charge in the Investment Banking segment of $14,400, which is included in Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2017, resulting in a decrease in its investment in G5 to its fair value of $11,555 as of May 31, 2017.
This investment resulted in earnings (losses) of ($144), $1,154 and $662 for the years ended December 31, 2017, 2016 and 2015, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. In addition, the investment is subject to currency translation from Brazilian Real to the U.S. Dollar. On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. See Note 4 and Debt Security Investment below for further information.
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At December 31, 2017, the Company's economic ownership interest in ABS was 45%. This investment resulted in earnings of $7,990, $4,913 and $5,388 for the years ended December 31, 2017, 2016 and 2015, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
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
At December 31, 2017, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $493 and $574 for the years ended December 31, 2017 and 2016, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired a 19% interest in Luminis and accounted for its interest under the equity method of accounting. This investment resulted in earnings of $499 for the year ended December 31, 2017, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $1,505, $3,533 and $2,484 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. See Note 4 for further information.
The Company recorded its investment in G5 as a held-to-maturity debt security of $10,995 within Investments on the Consolidated Statement of Financial Condition as of December 31, 2017, representing the fair value of the debentures at the

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

date of the exchange. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company will accrete its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027.
Investments in Private Equity
Private Equity Funds
The Company's investments related to private equity partnerships and associated entities include investments in Evercore Capital Partners II, L.P. ("ECP II"), Glisco II, Glisco III, Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV") and Trilantic Capital Partners V, L.P. ("Trilantic V"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of the unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
On September 30, 2016, the Company completed the transfer of ownership and control of the Mexican Private Equity business to Glisco, which is controlled by the principals of the business.
On December 31, 2014, ECP II was terminated. The Company's investment at December 31, 2017 of $833 is comprised of its remaining interest in the general partner, including $804 in cash and $29 in securities. In addition, as of December 31, 2017, Discovery Americas I, L.P. (the "Discovery Fund") was fully distributed.
A summary of the Company's investment in the private equity funds as of December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
ECP II	$833	$933
Discovery Fund	—	7,463
Glisco II	5,747	6,897
Glisco III	811	529
Trilantic IV	305	211
Trilantic V	6,116	5,709
Total Private Equity Funds	$13,812	$21,742
Net realized and unrealized gains (losses) on private equity fund investments were ($915), $7,616 and $5,086 for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, Trilantic V and Glisco II made distributions of $2,311 and $2,106, respectively. During the year ended December 31, 2016, Trilantic IV made distributions of $3,320. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2017, there was no previously distributed carried interest received from the Company's managed funds that was subject to repayment.
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
Following the Glisco transaction, the Company concluded that GCP II, GCP III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $8,730 and $9,889 included in its Consolidated Statements of Financial Condition at December 31, 2017 and 2016, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of December 31, 2017 and 2016 was $10,996 and $12,232, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A LP Units having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment under the cost method, subject to impairment. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During 2017, $1,233 of this investment was allocated to Trilantic Fund V. From 2010 to 2016, $3,280 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $10,399 and $11,632 as of December 31, 2017 and 2016, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $1,082 was unfunded at December 31, 2017. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.
Cost Method Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for under the cost method of accounting and had a balance of $1,079 as of December 31, 2017 and 2016.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for under the cost method of accounting. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $2,172 and $2,463 as of December 31, 2017 and 2016, respectively.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at December 31, 2017 and 2016 are based on prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$—	$44,648	$—	$44,648
Securities Investments(1)	4,336	1,795	—	6,131
Investment Funds	27,699	—	—	27,699
Financial Instruments Owned and Pledged as Collateral at Fair Value	19,374	—	—	19,374
Total Assets Measured At Fair Value	$51,409	$46,443	$—	$97,852

	December 31, 2016
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$—	$44,630	$—	$44,630
Securities Investments(1)	3,794	1,728	—	5,522
Investment Funds	25,508	—	—	25,508
Financial Instruments Owned and Pledged as Collateral at Fair Value	18,535	—	—	18,535
Total Assets Measured At Fair Value	$47,837	$46,358	$—	$94,195

(1)
Includes $13,446 and $9,173 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2017 and 2016, respectively.

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
The Company had no transfers between fair value levels during the years ended December 31, 2017 and 2016.
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
In addition, during the second quarter of 2017, the Company determined that the fair value of its equity method investment in G5 was $11,555. The fair value of the investment was estimated by utilizing both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The equity method investment is measured at fair value on a non-recurring basis as a Level III asset. See Note 9 for further information.

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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$596,141	$596,141	$—	$—	$596,141
Certificates of Deposit	63,527	—	63,527	—	63,527
Debt Security Investment	10,995	—	—	10,995	10,995
Securities Purchased Under Agreements to Resell	10,645	—	10,645	—	10,645
Accounts Receivable	184,993	—	184,993	—	184,993
Receivable from Employees and Related Parties	17,030	—	17,030	—	17,030
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$34,111	$—	$34,111	$—	$34,111
Securities Sold Under Agreements to Repurchase	30,027	—	30,027	—	30,027
Payable to Employees and Related Parties	31,167	—	31,167	—	31,167
Notes Payable	168,347	—	171,929	—	171,929
Subordinated Borrowings	6,799	—	6,859	—	6,859

		December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$549,351	$549,351	$—	$—	$549,351
Securities Purchased Under Agreements to Resell	12,585	—	12,585	—	12,585
Accounts Receivable	230,522	—	230,522	—	230,522
Receivable from Employees and Related Parties	15,034	—	15,034	—	15,034
Assets Segregated for Bank Regulatory Requirements	10,200	10,200	—	—	10,200
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$30,723	$—	$30,723	$—	$30,723
Securities Sold Under Agreements to Repurchase	31,150	—	31,150	—	31,150
Payable to Employees and Related Parties	27,366	—	27,366	—	27,366
Notes Payable	168,097	—	170,251	—	170,251
Subordinated Borrowings	16,550	—	16,803	—	16,803
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities:
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. See Note 4 for further information. The Company recorded its investment in G5 as a held-to-maturity debt security of $10,995 within Investments on the Consolidated Statement of Financial Condition as of December 31, 2017, representing the fair value of the debentures at the date of the exchange. In determining the fair value of this security at the time of the transaction, the Company applied the forecasted revenues of G5 to a Monte Carlo simulation framework.

EVERCORE INC.
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
The carrying amounts reported on the Consolidated Statements of Financial Condition for Cash and Cash Equivalents, Certificates of Deposit, Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase, Accounts Receivable, Receivable from Employees and Related Parties, Accounts Payable and Accrued Expenses, Payable to Employees and Related Parties and Assets Segregated for Bank Regulatory Requirements approximate fair value due to the short-term nature of these items.
Note 11 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2017	2016
Furniture and Equipment	$31,715	$27,288
Leasehold Improvements	72,199	54,993
Computer and Technology-related Equipment	34,943	23,038
Total	138,857	105,319
Less: Accumulated Depreciation and Amortization	(70,264)	(53,668)
Furniture, Equipment and Leasehold Improvements, Net	$68,593	$51,651
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $15,026, $13,160 and $10,469 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2017, the Company was in compliance with all of these covenants.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Notes Payable is comprised of the following as of December 31, 2017 and 2016:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	December 31, 2017	December 31, 2016
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,684	$37,597
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,356	66,254
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,493	47,445
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,814	16,801
Total			$168,347	$168,097

(a)	Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
The Company has subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In February and April 2017, the Company repaid $6,000 and $3,751, respectively, of the original borrowings. In April 2016, the Company repaid $6,000 of the original borrowings pursuant to a separate agreement. The Company had $6,799 and $16,550 in subordinated borrowings pursuant to these agreements as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, the future payments required on the Notes Payable and Subordinated Borrowings, including principal and interest were as follows:

2018	$9,311
2019	16,050
2020	8,937
2021	46,010
2022	7,083
Thereafter	148,176
Total	$235,567
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
The Company made no contributions for the years ended December 31, 2017, 2016 and 2015.
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
The Evercore Europe Plan, for employees starting after July 2011, has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue. Evercore Europe has a minimum annualized contribution of 15.0% of an

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

employee's salary. Employees are also eligible to contribute a percentage of their salary to the Evercore Europe Plan, however, any contribution made does not entitle them to a matching contribution from Evercore Europe.
The Company made contributions to the Evercore Europe Plan of $3,145, $3,524 and $3,808 for the years ended December 31, 2017, 2016 and 2015, respectively.
ISI U.K Personal Pension Plan – For employees of ISI U.K., a personal pension plan is available for all employees to contribute a percentage of their salary. The Company will contribute up to 5% of an employee's salary. The Company made contributions to the ISI U.K. Personal Pension Plan of $165 and $82 for the years ended December 31, 2017 and 2016, respectively.
Note 14 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on January 29, 2018, a quarterly cash dividend of $0.40 per share, to the holders of record of Class A Shares as of February 23, 2018, which will be paid on March 9, 2018. During the year ended December 31, 2017, the Company declared and paid dividends of $1.42 per share, totaling $56,521, and accrued deferred cash dividends on unvested RSUs, totaling $9,815. During the year ended December 31, 2016, the Company declared and paid dividends of $1.27 per share, totaling $51,558.
Treasury Stock – During the year ended December 31, 2017, the Company purchased 1,159 Class A Shares primarily from employees at values ranging from $50.90 to $90.50 per share (at an average cost per share of $77.95), primarily for the net settlement of stock-based compensation awards, and 2,757 Class A Shares at market values ranging from $67.37 to $78.81 per share (at an average cost per share of $73.75) pursuant to the Company's share repurchase program. The aggregate 3,916 Class A Shares were purchased at an average cost per share of $74.99 and the result of these purchases was an increase in Treasury Stock of $293,753 on the Company's Consolidated Statement of Financial Condition as of December 31, 2017. During the year ended December 31, 2016, the Company purchased 1,087 Class A Shares primarily from employees at values ranging from $44.30 to $70.65 per share (at an average cost per share of $47.63), primarily for the net settlement of stock-based compensation awards, and 2,388 net Class A Shares at market values ranging from $44.59 to $52.74 per share (at an average cost per share of $48.21) pursuant to the Company's share repurchase program. The aggregate 3,475 Class A Shares were purchased at an average cost per share of $48.03 and the result of these purchases was an increase in Treasury Stock of $167,241 on the Company's Consolidated Statement of Financial Condition as of December 31, 2016.
LP Units – During the year ended December 31, 2017, 1,213 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $12 and $44,729, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2017. See Note 20 for further discussion. During the year ended December 31, 2016, 532 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $5 and $16,242, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2016.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2017, Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,522) and ($25,889), respectively.
The G5 transaction resulted in the reclassification of $16,266 of cumulative foreign currency translation losses in Accumulated Other Comprehensive Income (Loss) on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest on the Consolidated Statement of Operations for the year ended December 31, 2017. See Note 4 for further information.
Note 15 – Noncontrolling Interest
Noncontrolling Interest recorded in the consolidated financial statements of the Company relates to the following interests in certain consolidated subsidiaries, which are not owned by the Company:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	December 31,
	2017	2016	2015
Subsidiary:
Evercore LP	12%	14%	14%
EWM	38%	38%	38%
Private Capital Advisory L.P. ("PCA")	25%	39%	39%
ECB	—%	—%	28%
The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Beginning balance	$256,033	$202,664	$160,952

Comprehensive Income (Loss):
Net Income Attributable to Noncontrolling Interest	53,753	40,984	14,827
Other Comprehensive Income (Loss)	3,375	(3,737)	(3,886)
Total Comprehensive Income	57,128	37,247	10,941

Evercore LP Units Purchased or Converted into Class A Shares	(47,263)	(16,480)	(12,012)

Amortization and Vesting of LP Units/Interests	14,922	81,392	82,734

Other Items:
Distributions to Noncontrolling Interests	(36,374)	(38,154)	(23,723)
Issuance of Noncontrolling Interest	8,460	885	594
Purchase of Noncontrolling Interest	(281)	(5,225)	—
Deconsolidation of GCP III	—	(5,808)	—
Deconsolidation of Atalanta Sosnoff	—	—	(16,090)
Other, net	(221)	(488)	(732)
Total Other Items	(28,416)	(48,790)	(39,951)

Ending balance	$252,404	$256,033	$202,664
Other Comprehensive Income - Other Comprehensive Income (Loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of $75, ($699) and ($1,083) for the years ended December 31, 2017, 2016 and 2015, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $3,300, ($3,038) and ($2,803) for the years ended December 31, 2017, 2016 and 2015, respectively.
Interests Issued - During the year ended December 31, 2017, the Company issued 112 Class A LP Units, primarily as settlement of contingent consideration, resulting in an increase to Noncontrolling Interest of $8,460 on the Company's Consolidated Statement of Financial Condition as of December 31, 2017.
Interests Purchased - On March 3, 2017, the Company purchased, at fair value, an additional 13% of PCA for $7,071 and on December 11, 2017, the Company purchased, at fair value, an additional 1% of PCA for $1,429. These purchases resulted in a decrease to Noncontrolling Interest of $281 and a decrease to Additional Paid-In-Capital of $8,219, on the Company's Consolidated Statement of Financial Condition as of December 31, 2017.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

During the year ended December 31, 2017, the Company purchased 32 LP Units and certain other rights from noncontrolling interest holders, resulting in a decrease to Noncontrolling Interest of $2,523 on the Company's Consolidated Statement of Financial Condition as of December 31, 2017. In addition, LP Units were exchanged for Class A Shares during the year ended December 31, 2017. See Note 14 for further information.
During the year ended December 31, 2016, the Company purchased 5 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $235 on the Company's Consolidated Statement of Financial Condition as of December 31, 2016.
During the year ended December 31, 2015, the Company purchased 26 LP Units and certain other rights from a noncontrolling interest holder, resulting in a decrease to Noncontrolling Interest of $353 and a decrease to Additional Paid-In-Capital of $770 as of December 31, 2015.
On January 29, 2016, the Company purchased, at fair value, all of the noncontrolling interest in ECB for $6,482 resulting in a decrease to Noncontrolling Interest of $5,225 and a decrease to Additional Paid-In-Capital of $1,257 on the Company's Consolidated Statement of Financial Condition as of December 31, 2016.
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
Note 16 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the years ended December 31, 2017, 2016 and 2015 are described and presented below.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2017	2016	2015
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$125,454	$107,528	$42,863
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,641	39,220	37,161
Basic net income per share attributable to Evercore Inc. common shareholders	$3.16	$2.74	$1.15
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$125,454	$107,528	$42,863
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$125,454	$107,528	$42,863
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,641	39,220	37,161
Assumed exchange of LP Units for Class A Shares(a)(b)	842	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,719	2,065	2,162
Shares that are contingently issuable(c)	1,624	2,908	1,747
Assumed conversion of Warrants issued(d)	—	—	2,629
Diluted weighted average Class A Shares outstanding	44,826	44,193	43,699
Diluted net income per share attributable to Evercore Inc. common shareholders	$2.80	$2.43	$0.98

(a)
The Company has outstanding Class J LP Units, which convert into Class E LP Units and ultimately become exchangeable into Class A Shares on a one-for-one basis. During the year ended December 31, 2017, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

(b)
The Company also has outstanding Class A and E LP Units in Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the years ended December 31, 2017, 2016 and 2015, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,920, 6,397 and 6,606 for the years ended December 31, 2017, 2016 and 2015, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $28,186, $18,196 and $7,697 for the years ended December 31, 2017, 2016 and 2015, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and, that it has adopted a conventional corporate tax structure and is taxed as a C

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Corporation in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

(c)
During the years ended December 31, 2017, 2016 and 2015, the Company had outstanding Class G and H LP Interests which were contingently exchangeable into Class E LP Units, and ultimately Class A Shares, as well as outstanding Class I-P Units which are contingently exchangeable into Class I LP Units, and ultimately Class A Shares, and outstanding Class K-P Units which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. In July 2017, the Company exchanged all of the outstanding Class H LP Interests for a number of Class J LP Units. See Note 17 for further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class G and H LP Interests and Class I-P and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Interests/Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 1,624, 2,908 and 1,747 for the years ended December 31, 2017, 2016 and 2015, respectively.

(d)	In November 2015, Mizuho exercised in full its outstanding Warrants to purchase 5,455 Class A Shares, of which the Company repurchased 2,355 shares.
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
Note 17 – Share-Based and Other Deferred Compensation
LP Units
Equities business - In conjunction with the acquisition of the operating businesses of ISI in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that vested ratably on October 31, 2015, 2016 and 2017 and became exchangeable into Class A Shares upon vesting, subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $17,962, $21,077 and $21,425 for the years ended December 31, 2017, 2016 and 2015, respectively. The Class E LP Units were fully expensed at December 31, 2017.
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
In addition, in conjunction with the acquisition of ISI, the Company also issued 2,044 vested and 2,051 unvested Class H LP Interests, which would have vested ratably on February 15, 2018, 2019 and 2020. Subject to continued employment, the Company's vested Class H LP Interests would have become exchangeable in February 2018, 2019 and 2020, if certain average Management Basis EBIT and Management Basis EBIT margin thresholds, within ranges of $8,000 to $48,000 and 7% to 17%, respectively, were achieved for the three calendar years preceding the date the interests become exchangeable. In the event of death, disability or termination of employment without cause, unvested Class H LP Interests could be canceled or vest based on determination of expected performance, based on a decision by Management.
In July 2017, the Company exchanged all of the outstanding 4,148 Class H LP Interests for 1,012 vested (963 of which are subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units will convert into an equal amount of Class E LP Units, and become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company will expense the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $6,020 for the year ended December 31, 2017.
Based on Evercore ISI's results for the year ended December 31, 2017, the Company determined that the achievement of the remaining performance thresholds for the remaining Class G LP Interests was no longer probable at December 31, 2017. Prior to the exchange into Class J LP Units in 2017, the Company had determined that the achievement of the remaining performance thresholds for certain of the Class H LP Interests was probable at March 31, 2017, but at a lower assumed performance level than previously determined. These determinations resulted in previously recognized expense for certain of the Class G and H LP Interests being reversed in 2017. The determination assumed a Management Basis EBIT margin of 11.7% and an annual Management Basis EBIT of $26,904 being achieved in 2017 and a Management Basis EBIT margin of 14.0% and an annual Management Basis EBIT of $34,357 being achieved in 2018 and 2019 for Evercore ISI, which would have resulted in 2,005 Class H LP Interests vesting and becoming exchangeable into Class E LP Units. Accordingly, $12,897 of expense was reversed for the year ended December 31, 2017 for the Class G and H LP Interests.
For the year ended December 31, 2016, the Company had determined that the achievement of certain of the remaining performance thresholds for the Class G and H LP Interests was probable and assumed a Management Basis EBIT margin of 16.1% and an annual Management Basis EBIT of $39,634 being achieved over the performance period for Evercore ISI. For the year ended December 31, 2015, the Company had determined that the achievement of certain of the remaining performance thresholds for the Class G and H LP Interests was probable and assumed a Management Basis EBIT margin of 15.2% and an annual Management Basis EBIT of $34,395 being achieved over the performance period for Evercore ISI. Accordingly, $59,357 and $61,111 of expense was recorded for the years ended December 31, 2016 and 2015, respectively, for the Class G and H LP Interests.
During the first quarter of 2017, the Company amended the terms of 19 Class E LP Units, 14 Class G LP Interests and 162 Class H LP Interests for an exiting employee. The amendment resulted in expense, included within compensation expense related to the Class E LP Units and Class G and H LP Interests above, of $3,532 for the year ended December 31, 2017, reflecting the reversal of all previous expense related to these awards and the subsequent amortization of the awards at the amended grant date fair value of $14,891. These awards were amortized ratably through June 30, 2017.
The following tables summarize activity related to the LP Units/Interests for the Company's equities business during the year ended December 31, 2017. In these tables, awards whose service conditions have not yet been achieved are reflected as unvested:

	Class E LP Units
	Number of Units	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2017	381	$19,703
Granted	20	1,609
Modified	—	—
Forfeited	(14)	(723)
Vested/Performance Achieved	(387)	(20,589)
Unvested Balance at December 31, 2017	—	$—

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	Class G LP Interests		Class H LP Interests
	Number of Interests	Grant Date Weighted Average Fair Value	Number of Interests	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2017	711	$36,817	4,046	$209,455
Granted	9	660	10	695
Modified	—	—	(4,046)	(209,639)
Forfeited	(365)	(19,109)	(10)	(511)
Vested/Performance Achieved	(355)	(18,368)	—	—
Unvested Balance at December 31, 2017	—	$—	—	$—

	Class J LP Units
	Number of Units	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2017	—	$—
Issued in Exchange for Class H LP Interests(a)	1,901	33,985
Granted	41	3,212
Modified	(4)	(91)
Forfeited	(41)	(834)
Vested/Performance Achieved	—	—
Unvested Balance at December 31, 2017	1,897	$36,272

(a)	Grant Date Weighted Average Fair Value reflects the previously unrecognized grant date fair value of the Class H LP Interests. See discussion of Class J LP Units above for further information.
Other Performance-based Awards - In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Executive Chairman. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $4,619 and $544 for the years ended December 31, 2017 and 2016, respectively.
In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. An additional 16 K-P Units may be issued contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. The Company determined the fair value of the award probable to vest to be $5,000 and will record expense for these units over the service period. Compensation expense related to this award was $197 for the year ended December 31, 2017.
As of December 31, 2017, the total compensation cost not yet recognized related to these LP Units, including awards which are subject to performance conditions, was $53,527. The weighted-average period over which this compensation cost is expected to be recognized is 31 months.
Stock Incentive Plan
In 2006 the Company's stockholders and board of directors adopted the Evercore Inc. 2006 Stock Incentive Plan. The total number of Class A Shares which could be issued under this plan was 20,000. During the second quarter of 2013, the

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Company's stockholders approved the Amended and Restated 2006 Evercore Inc. Stock Incentive Plan (the "2006 Plan"). The amended and restated plan, among other things, authorized an additional 5,000 shares of the Company's Class A Shares.
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 7,247 and 9,906 as of December 31, 2017 and 2016, respectively.
The Company also grants, at its discretion, dividend equivalents, in the form of unvested RSU awards, or deferred cash dividends, concurrently with the payment of dividends to the holders of Class A Shares, on all unvested RSU grants awarded in conjunction with annual bonuses as well as new hire awards. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
The Company estimates forfeitures in the aggregate compensation cost to be amortized over the requisite service period of its awards. The Company periodically monitors its estimated forfeiture rate and adjusts its assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.
The Company had 114 RSUs which were fully vested but not delivered as of December 31, 2017.
Equity Grants
2017 Equity Grants. During 2017, pursuant to the 2016 Plan, the Company granted employees 2,813 RSUs that are Service-based Awards. Service-based Awards granted during 2017 had grant date fair values of $69.10 to $85.68 per share. During 2017, 2,512 Service-based Awards vested and 154 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $156,353 for the year ended December 31, 2017.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2017:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2017	6,888	$346,448
Granted	2,813	220,315
Modified	—	—
Forfeited	(154)	(10,079)
Vested	(2,512)	(119,663)
Unvested Balance at December 31, 2017	7,035	$437,021
As of December 31, 2017, the total compensation cost related to unvested Service-based Awards not yet recognized was $258,804. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 30 months.
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

EVERCORE INC.
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
Deferred Cash
The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. The Company granted $3,750, $41,147 and $3,926 of deferred cash awards pursuant to the deferred cash compensation program during 2017, 2016 and 2012, respectively.
In November 2016, the Company granted a restricted cash award in conjunction with the appointment of the Executive Chairman with a target payment amount of $35,000, of which $11,000 is scheduled to vest on March 1, 2019 and $6,000 is scheduled to vest on each of the first four anniversaries of March 1, 2019, provided that the Executive Chairman continues to remain employed through each such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a six month prior written notice requirement) or a change in control. The Company has the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award.
In July 2017, the Company granted deferred cash awards of $27,500 to certain employees. These awards vest in five equal installments over the period ending June 30, 2022, subject to continued employment. The Company records expense for these awards ratably over the vesting period.
Compensation expense related to deferred cash awards was $24,677, $15,504 and $1,476 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the total compensation cost related to deferred cash awards not yet recognized was $76,271. The weighted-average period over which this compensation cost is expected to be recognized is 43 months.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 and January 1, 2017. These awards, which aggregate $47,299 of liabilities on the Consolidated Statement of Financial Condition as of December 31, 2017, are due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013) and in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $31,923, $35,258 and $6,192 for the years ended December 31, 2017, 2016 and 2015, respectively. In conjunction with this plan, the Company distributed cash payments of $34,157 for the year ended December 31, 2017, including $14,756 of payments made related to certain amounts due in the first quarter of 2018.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $20,969, $19,625 and $14,564 for the years ended December 31, 2017, 2016 and 2015, respectively. The remaining unamortized amount of these awards was $37,084 as of December 31, 2017.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Other
The total income tax benefit related to share-based compensation arrangements recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 was $53,402, $44,209 and $36,755, respectively. The benefit for 2017 does not reflect the impact of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. See Note 20 for further information.
In conjunction with the restructuring of the Company's investment in Atalanta Sosnoff, the Company incurred expense included in Special Charges of $6,333 related to the conversion of certain of Atalanta Sosnoff's profits interests to equity, resulting in an increase to Additional Paid-In-Capital of $6,333 for the year ended December 31, 2015.
During the first quarter of 2018, as part of the 2017 bonus awards, the Company granted to certain employees approximately 1,800 unvested RSUs pursuant to the 2016 Plan. These awards will generally vest over four years. In addition, during the first quarter of 2018, the Company granted approximately $83,000 of deferred cash to certain employees which is pursuant to the deferred cash compensation program. These awards will generally be expensed over a four-year vesting period.
Separation and Transition Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $6,655, $6,820 and $6,766 for the years ended December 31, 2017, 2016 and 2015, respectively. In conjunction with these arrangements, the Company distributed cash payments of $2,914, $3,622 and $3,805 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company also granted separation and transition benefits to certain employees, resulting in expense included in Special Charges of approximately $3,930 and $1,863 for the years ended December 31, 2017 and 2015, respectively. See Note 5 for further information.
Note 18 – Commitments and Contingencies
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2025. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $39,485, $33,405 and $34,180 for the years ended December 31, 2017, 2016 and 2015, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $5,398 and $5,387, which are secured by cash and included in Other Assets on the Consolidated Statements of Financial Condition as of December 31, 2017 and 2016, respectively.
The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $2,394, $2,449 and $1,990 for the years ended December 31, 2017, 2016 and 2015, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Consolidated Statements of Operations.
As of December 31, 2017, the approximate aggregate minimum future payments required on the operating leases are as follows:

2018	$35,436
2019	34,927
2020	31,882
2021	28,137
2022	23,954
Thereafter	13,258
Total	$167,594
Private Equity – As of December 31, 2017, the Company had unfunded commitments for capital contributions of $3,408 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

On February 11, 2010, the Company announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic and to collaborate on the future growth of Trilantic's business. See Note 9 for further information.
Under the terms of the acquisition agreement for Protego Casa de Bolsa, S.A. de C.V., the Company was obligated to pay the partners that sold Protego 90% of the return proceeds and performance fees received from Protego's investment in the general partner of the Discovery Fund. Beginning in 2014, the Company received distributions from Discovery Americas Associated L.P., the general partner of the Discovery Fund. Accordingly, as of December 31, 2017, the Company recorded Goodwill of $13,433 pursuant to this agreement. The Company’s investment in the Discovery Fund was fully distributed as of December 31, 2017. See Note 9 for further information.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. The Company was in compliance with these covenants as of December 31, 2017. Drawings under this facility bear interest at the prime rate. On February 2, 2017, East drew down $30,000 on this facility, which was repaid on March 10, 2017. The facility was renewed on June 14, 2017, and the maturity date was extended to June 22, 2018. On January 2, 2018, East drew down $30,000 on this facility.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10,222 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.

Tax Receivable Agreement – In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in future years, the Company's liability for amounts due pursuant to the tax receivable agreement was re-measured, which resulted in a reduction of $77,535 to the liability. As of December 31, 2017, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $103,196. The Company expects to pay to the counterparties to the Tax Receivable Agreement $12,821 within one year or less, $17,421 in one to three years, $18,437 in three to five years and $54,517 after five years.
Other Commitments – In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At December 31, 2017, the Company had a remaining commitment for contingent consideration related to its acquisition of Kuna & Co. KG in 2015.
Contingencies
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 19 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of December 31, 2017 and 2016 was $238,588 and $119,644, respectively, which exceeded the minimum net capital requirement by $238,338 and $119,394, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2017.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of December 31, 2017.
Note 20 – Income Taxes
As a result of the Company's formation and IPO, collectively referred to as the reorganization, the operating business entities of the Company were restructured and a portion of the Company's income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2017 and 2016 were $16,494 and $27,321, respectively.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available or computed analysis in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The Company has recognized a provisional tax impact related to the re-measurement of net deferred tax assets, the write down of other comprehensive income related to certain foreign subsidiaries, the valuation allowance and effects of the mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries within its consolidated financial statements for the year ended December 31, 2017. The Company’s estimated tax charge as a result of the Tax Cuts and Jobs Act could be subject to adjustments as the Company continues its analysis, which may be impacted by changes in interpretations and assumptions the Company has made in conjunction with the release of additional regulatory guidance that may be issued. The Company expects to record any adjustments to the estimated tax impact associated with the Tax Cuts and Jobs Act in the period in which the items are recognized.
The following table presents the U.S. and non-U.S. components of Income before income tax expense:

	For the Years Ended December 31,
	2017	2016	2015
U.S.	$379,407	$204,920	$81,157
Non-U.S.	4,489	21,911	38,736
Income before Income Tax Expense(a)	$383,896	$226,831	$119,893

(a)	Net of Noncontrolling Interest.
The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 consist of:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$85,371	$79,596	$56,064
Foreign	9,796	10,832	9,798
State and Local	14,955	18,832	14,795
Total Current	110,122	109,260	80,657
Deferred:
Federal	150,800	11,510	(1,196)
Foreign	(3,464)	(1,439)	659
State and Local	984	(28)	(3,090)
Total Deferred	148,320	10,043	(3,627)
Total	$258,442	$119,303	$77,030
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Increase Due to State and Local Taxes	3.1%	4.8%	7.0%
Rate Benefits as a Limited Liability Company/Flow Through	(2.3)%	(5.9)%	(5.9)%
Foreign Taxes	(1.1)%	0.7%	1.5%
Non-Deductible Expenses(1)	1.6%	9.9%	19.9%
ASU 2016-09 Benefit for Stock Compensation	(5.5)%	—%	—%
Tax Cuts and Jobs Act - Reduction to Tax Receivable Agreement Liability	(5.6)%	—%	—%
Tax Cuts and Jobs Act - Primarily Related to the Re-measurement of Net Deferred Tax Assets	32.7%	—%	—%
Valuation Allowances	1.1%	—%	—%
Other Adjustments	0.1%	—%	(0.3)%
Effective Income Tax Rate	59.1%	44.5%	57.2%

(1)	Primarily related to non-deductible share-based compensation expense.
In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in future years, the Company's tax provision for 2017 includes a charge of $143,261, resulting from the estimated re-measurement of net deferred tax assets, which relates principally to temporary differences between book and tax, primarily related to the step-up in basis associated with the exchange of partnership units, deferred compensation, amortization of goodwill and intangible assets and depreciation of fixed assets and leasehold improvements, as well as the write-down of foreign currency related deferred tax assets. This charge, as well as the reduction in the liability for amounts due pursuant to the Company's tax receivable agreement, resulted in an increase in the effective tax rate of 27.1 percentage points for 2017. See Note 18 for further information. The effective tax rate for the year ended December 31, 2017 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements of $24,003 being recognized in the Company's Provision for Income Taxes for the year ended December 31, 2017 and resulted in a reduction in the effective tax rate of 5.5 percentage points for 2017. The effective tax rate for 2017 and 2016 also reflects the effect of certain nondeductible expenses, including expenses related to Class E, J, I-P and K-P LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. In addition, the effective tax rate for the year ended December 31, 2017 was impacted by a valuation allowance on deferred tax assets related to Evercore Brazil.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, the previous undistributed earnings of certain foreign subsidiaries are subject to a mandatory deemed repatriation tax. Income taxes paid or payable to foreign jurisdictions partially reduce the repatriation tax as a foreign tax credit, based on a formula that includes earnings of certain foreign subsidiaries. The Company has computed the repatriation tax and determined that it should have sufficient foreign tax credits to offset the estimated charge; any additional liability would be immaterial.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Deferred Tax Assets:
Depreciation and Amortization	$26,319	$31,475
Compensation and Benefits	46,697	54,410
Step up in tax basis due to the exchange of LP Units for Class A Shares	106,360	202,257
Other	46,165	44,065
Total Deferred Tax Assets	$225,541	$332,207
Deferred Tax Liabilities:
Goodwill, Intangible Assets and Other	$20,241	$25,273
Total Deferred Tax Liabilities	$20,241	$25,273
Net Deferred Tax Assets Before Valuation Allowance	$205,300	$306,934
Valuation Allowance	(6,406)	(1,510)
Net Deferred Tax Assets	$198,894	$305,424
The $106,530 decrease in net deferred tax assets from December 31, 2016 to December 31, 2017 was primarily attributable to a decrease from the estimated re-measurement of net deferred tax assets resulting from the enactment of the Tax Cuts and Jobs Act on December 22, 2017. The re-measurement includes a charge of $143,261 resulting from the estimated re-measurement of net deferred tax assets, which relates principally to temporary differences between book and tax, primarily related to the step-up in basis associated with the exchange of partnership units, deferred compensation, amortization of goodwill and intangible assets and depreciation of fixed assets and leasehold improvements, as well as the write-down of foreign currency related deferred tax assets.
During 2017, the LP holders exchanged for Class A Shares and the Company purchased 1,218 Class A and Class E LP Units, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. The exchange of Class E and certain Class A LP Units resulted in a $27,765 step-up in the tax basis of the tangible and intangible assets of Evercore LP and a corresponding increase to Additional Paid-In-Capital on the Company's Consolidated Statement of Financial Condition as of December 31, 2017. Further, the exchange of 214 of such Class A LP Units triggered an additional liability under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $7,961, $6,767 and $1,194, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2017. See Note 14 for further discussion. This amount was offset by a $15,082 reduction in deferred tax assets related to the 2017 amortization of the tax basis in the tangible and intangible assets of Evercore LP and a write-down of $88,776 due to the re-measurement resulting from the enactment of the Tax Cuts and Jobs Act discussed above.
The Company reported a decrease in deferred tax assets of $207 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $4,046 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2017. The Company reported an increase in deferred tax assets of $688 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $9,347 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2016.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As a result of the impairment of the Company's investment in G5, Management has weighed both the positive and negative evidence and determined that the associated deferred tax asset will more likely than not, not be realized and therefore a valuation allowance of $4,896 is appropriate. The Company's affiliates generated approximately $5,054 of NYC unincorporated business tax credit carryforwards; a portion are set to expire in the 2017 tax year. Management has weighed both the positive and negative evidence and determined that it was appropriate to establish a valuation allowance of $1,510, on the amount of credits that are not expected to be realized.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company did not recognize any interest and penalties during the years ended December 31, 2017 and 2016. The Company had no unrecognized tax benefits from January 1, 2015 through December 31, 2017.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company and its affiliates are currently under examination by New York City for tax years 2011 through 2014. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2013.
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
As of December 31, 2017, the Company has securities purchased under agreements to resell of $10,645 for which the Company has received collateral with a fair value of $10,643. Additionally, the Company has securities sold under agreements to repurchase of $30,027, for which the Company has pledged collateral with a fair value of $30,020. The Company has established risk management procedures to monitor the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to provide coverage for probable losses from customer receivables and derives the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. At December 31, 2017 and 2016 total receivables amounted to $184,993 and $230,522, respectively, net of an allowance. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. The Company recorded bad debt expense of approximately $2,579, $2,261 and $1,314 for the years ended December 31, 2017, 2016 and 2015, respectively.
With respect to the Company's Marketable Securities portfolio, which is comprised of highly-rated corporate and municipal bonds, exchange-traded funds, mutual funds and equity securities, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2017, the Company had Marketable Securities of $65,032, of which 55% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+, and 45% were equity securities, exchange-traded funds and mutual funds.
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards, which include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. See Note 17 for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 22 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management, Wealth Management and Private Equity sectors. On October 18, 2017, the Company completed the sale of the Institutional Trust and Independent Fiduciary business of ETC, which was in the Investment Management segment. On September 30, 2016, the Company deconsolidated the assets and liabilities of its Mexican Private Equity business, which was in the Investment Management segment. On December 31, 2015, the Company deconsolidated the assets and liabilities of Atalanta Sosnoff, which was in the Investment Management segment, and accounted for its interest as an equity method investment from that date forward.
The Company's segment information for the years ended December 31, 2017, 2016 and 2015 is prepared using the following methodology:

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

•
Other Acquisition Related Compensation Charges - Includes compensation charges in 2015 associated with deferred consideration, retention awards and related compensation for The Lexicon Partnership LLP ("Lexicon") employees.

•
Special Charges - Includes expenses in 2017 related to the impairment of goodwill in the Institutional Asset Management reporting unit, the impairment of the Company's investment in G5 and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC. Expenses in 2016 related to an impairment charge associated with the Company's investment in Atalanta Sosnoff. Expenses in 2015 primarily related to an impairment charge associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and charges related to the restructuring of the Company's investment in Atalanta Sosnoff, primarily related to the conversion of certain of Atalanta Sosnoff's profits interests held by management to equity interests. Special Charges for 2015 also include separation benefits and costs associated with the termination of certain contracts within the Company's Evercore ISI business and the finalization of a matter associated with the wind-down of the Company's U.S. Private Equity business.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, as well as the reversal of a provision for certain settlements in 2016 which was previously established in the fourth quarter of 2015, and costs related to transitioning ISI's infrastructure in 2015.

•	Fair Value of Contingent Consideration - Includes expense associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company's acquisitions.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
The following information presents each segment's contribution.

	For the Years Ended December 31,
	2017	2016	2015
Investment Banking
Net Revenues(1)	$1,634,268	$1,363,859	$1,130,915
Operating Expenses	1,175,927	1,020,327	869,301
Other Expenses(2)	35,810	92,172	108,739
Operating Income	422,531	251,360	152,875
Income from Equity Method Investments	277	1,370	978
Pre-Tax Income	$422,808	$252,730	$153,853
Identifiable Segment Assets	$1,294,103	$1,302,351	$1,097,373
Investment Management
Net Revenues(1)	$70,081	$76,193	$92,358
Operating Expenses	51,646	57,379	77,231
Other Expenses(2)	12,155	9,000	39,332
Operating Income (Loss)	6,280	9,814	(24,205)
Income from Equity Method Investments	8,561	5,271	5,072
Pre-Tax Income (Loss)	$14,841	$15,085	$(19,133)
Identifiable Segment Assets	$290,783	$359,995	$381,798
Total
Net Revenues(1)	$1,704,349	$1,440,052	$1,223,273
Operating Expenses	1,227,573	1,077,706	946,532
Other Expenses(2)	47,965	101,172	148,071
Operating Income	428,811	261,174	128,670
Income from Equity Method Investments	8,838	6,641	6,050
Pre-Tax Income	$437,649	$267,815	$134,720
Identifiable Segment Assets	$1,584,886	$1,662,346	$1,479,171

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2017	2016	2015
Investment Banking(A)	$59,100	$(239)	$(2,945)
Investment Management(B)	8,396	386	(2,771)
Total Other Revenue, net	$67,496	$147	$(5,716)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $9,960, $9,578 and $6,041 for the years ended December 31, 2017, 2016 and 2015, respectively. Also includes an estimated gain of $77,535 related to a reduction in the liability for amounts due pursuant to the tax receivable agreement and a loss of $16,266 related to the release of cumulative foreign exchange losses resulting from the restructuring of the Company's equity method investment in G5 for the year ended December 31, 2017.

(B)
Investment Management Other Revenue, net, includes interest expense on the Notes Payable and the line of credit of $670 and $3,576 for the years ended December 31, 2016 and 2015. Also includes a gain of $7,808 related to the sale of the Institutional Trust and Independent Fiduciary business of ETC for the year ended December 31, 2017.

(2)	Other Expenses are as follows:

	For the Years Ended December 31,
	2017	2016	2015
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$11,444	$80,846	$83,673
Other Acquisition Related Compensation Charges	—	—	1,537
Special Charges	14,400	—	2,151
Acquisition and Transition Costs	555	(692)	4,879
Fair Value of Contingent Consideration	—	1,107	2,704
Intangible Asset and Other Amortization	9,411	10,911	13,795
Total Investment Banking	35,810	92,172	108,739
Investment Management
Special Charges	11,037	8,100	38,993
Acquisition and Transition Costs	1,118	791	11
Intangible Asset and Other Amortization	—	109	328
Total Investment Management	12,155	9,000	39,332
Total Other Expenses	$47,965	$101,172	$148,071
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients and private equity funds located and managed in the following geographical areas:

	For the Years Ended December 31,
	2017	2016	2015
Net Revenues:(1)
United States	$1,199,236	$1,056,796	$900,672
Europe and Other	422,322	338,285	287,884
Latin America	15,295	44,824	40,433
Total	$1,636,853	$1,439,905	$1,228,989
(1) Excludes Other Revenue and Interest Expense.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company's total assets are located in the following geographical areas:

	December 31,
	2017	2016
Total Assets:
United States	$1,284,163	$1,376,101
Europe and Other	234,984	190,380
Latin America	65,739	95,865
Total	$1,584,886	$1,662,346

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 23 – Evercore Inc. (Parent Company Only) Financial Statements
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2017	2016
ASSETS
Equity Investment in Subsidiary	$612,453	$598,279
Deferred Tax Assets	180,487	291,827
Goodwill	15,236	15,236
Other Assets	9,689	—
TOTAL ASSETS	$817,865	$905,342
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Payable to Related Party	$12,821	$12,201
Taxes Payable	—	21,341
Other Current Liabilities	2,358	2,296
Total Current Liabilities	15,179	35,838
Amounts Due Pursuant to Tax Receivable Agreements	90,375	174,109
Long-term Debt - Notes Payable	168,347	168,097
TOTAL LIABILITIES	273,901	378,044
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 62,119,904 and 58,292,567 issued at December 31, 2017 and 2016, respectively, and 39,102,154 and 39,190,856 outstanding at December 31, 2017 and 2016, respectively)	621	582
Class B, par value $0.01 per share (1,000,000 shares authorized, 82 and 24 issued and outstanding at December 31, 2017 and 2016, respectively)	—	—
Additional Paid-In-Capital	1,600,699	1,368,122
Accumulated Other Comprehensive Income (Loss)	(31,411)	(50,096)
Retained Earnings	79,461	20,343
Treasury Stock at Cost (23,017,750 and 19,101,711 shares at December 31, 2017 and 2016, respectively)	(1,105,406)	(811,653)
TOTAL STOCKHOLDERS' EQUITY	543,964	527,298
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$817,865	$905,342

See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
REVENUES
Other Revenue, Including Interest	$86,784	$8,385	$7,818
TOTAL REVENUES	86,784	8,385	7,818
Interest Expense	9,249	8,385	7,818
NET REVENUES	77,535	—	—
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	77,535	—	—
Equity in Income of Subsidiary	287,440	209,841	103,931
Provision for Income Taxes	239,521	102,313	61,068
NET INCOME	$125,454	$107,528	$42,863
See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$125,454	$107,528	$42,863
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Undistributed Income of Subsidiary	(209,905)	(209,841)	(103,931)
Adjustment to Tax Receivable Agreement	(77,535)	—	—
Deferred Taxes	153,344	12,453	(1,685)
Accretion on Long-term Debt	250	180	1,603
(Increase) Decrease in Operating Assets:
Other Assets	(9,689)	—	3,402
Increase (Decrease) in Operating Liabilities:
Taxes Payable	(21,341)	6,580	14,761
Net Cash Provided by (Used in) Operating Activities	(39,422)	(83,100)	(42,987)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	95,943	84,658	82,703
Net Cash Provided by Investing Activities	95,943	84,658	82,703
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of Warrants, Net	—	—	6,416
Payment of Notes Payable - Mizuho	—	(120,000)	—
Issuance of Notes Payable	—	170,000	—
Dividends	(56,521)	(51,558)	(46,132)
Net Cash Provided by (Used in) Financing Activities	(56,521)	(1,558)	(39,716)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of Year	—	—	—
CASH AND CASH EQUIVALENTS—End of Year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Accrued Dividends	$9,815	$7,836	$6,514
Exchange of Notes Payable as Consideration for Exercise of Warrants	$—	$—	$118,347
See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE INC.
(parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note A – Organization
Evercore Inc. (the "Company," formerly known as Evercore Partners Inc.) was incorporated as a Delaware corporation on July 21, 2005. The Company did not begin meaningful operations until the reorganization discussed below. Pursuant to a reorganization into a holding company structure, the Company became a holding company and its sole asset is a controlling equity interest in Evercore LP. As the sole general partner of Evercore LP, the Company operates and controls all of the business and affairs of Evercore LP and, through Evercore LP and its subsidiaries, continues to conduct the business now conducted by these subsidiaries.
Note B – Significant Accounting Policies
Basis of Presentation. The Statements of Financial Condition, Operations and Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Equity in Income of Subsidiary. The Equity in Income of Subsidiary represents the Company's share of income from Evercore LP.
Note C – Stockholders' Equity
The Company is authorized to issue 1,000,000 shares of Class A common stock ("Class A Shares"), par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2017, the Company has issued 62,120 Class A Shares. The Company canceled six shares of Class B common stock, which were held by a limited partner of Evercore LP during the twelve months ended December 31, 2017. During 2017, the Company purchased 1,159 Class A Shares primarily from employees at values ranging from $50.90 to $90.50 per share primarily for the net settlement of stock-based compensation awards and 2,757 Class A Shares at market values ranging from $67.37 to $78.81 per share pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $293,753 on the Company's Statement of Financial Condition as of December 31, 2017. During the year ended December 31, 2017, the Company declared and paid dividends of $1.42 per share, totaling $56,521, which were wholly funded by the Company's sole subsidiary, Evercore LP, and accrued deferred cash dividends on unvested RSUs, totaling $9,815. Dividends are paid and treasury shares are repurchased by a subsidiary of Evercore Inc.
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
Note E – Commitments and Contingencies
As of December 31, 2017, as discussed in Note 12 to the consolidated financial statements, the Company estimates the contractual obligations related to the Private Placement Notes to be $228,080. Pursuant to the Private Placement Notes, we expect to make payments to the notes' holders of $8,937 within one year or less, $17,874 in one to three years, $53,093 in three to five years and $148,176 after five years.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As discussed in Note 18 to the consolidated financial statements, in conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in future years, the Company's liability for amounts due pursuant to the tax receivable agreement was re-measured, which resulted in a reduction of $77,535 to the liability. As of December 31, 2017, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $103,196. The company expects to pay to the counterparties to the Tax Receivable Agreement $12,821 within one year or less, $17,421 in one to three years, $18,437 in three to five years and $54,517 after five years.
Note F – Income Taxes
In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in future years, the Company's tax provision for 2017 includes a charge resulting from the estimated re-measurement of net deferred tax assets. In addition, Other Revenue, Including Interest includes an estimated gain of $77,535 related to a reduction in the liability for amounts due pursuant to the Company's tax receivable agreement. See Note 20 to the consolidated financial statements for further information.

SUPPLEMENTAL FINANCIAL INFORMATION
(dollars in thousands, except per share data)
Consolidated Quarterly Results of Operations (unaudited)
The following represents the Company's unaudited quarterly results for the years ended December 31, 2017 and 2016. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net Revenues	$540,031	$406,601	$370,470	$387,247
Total Expenses	355,885	319,531	324,204	275,918
Income Before Income from Equity Method Investments and Income Taxes	184,146	87,070	46,266	111,329
Income from Equity Method Investments	3,331	1,827	2,070	1,610
Income Before Income Taxes	187,477	88,897	48,336	112,939
Provision for Income Taxes	188,876	28,815	22,459	18,292
Net Income (Loss)	(1,399)	60,082	25,877	94,647
Net Income Attributable to Noncontrolling Interest	18,013	14,171	7,693	13,876
Net Income (Loss) Attributable to Evercore Inc.	$(19,412)	$45,911	$18,184	$80,771
Net Income (Loss) Per Share Attributable to Evercore Inc. Common Shareholders
Basic	$(0.50)	$1.18	$0.45	$2.00
Diluted	$(0.50)	$1.04	$0.41	$1.76
Dividends Declared Per Share of Class A Common Stock	$0.40	$0.34	$0.34	$0.34

	For the Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net Revenues	$445,369	$386,314	$350,656	$257,713
Total Expenses	348,010	301,229	288,051	241,588
Income Before Income from Equity Method Investments and Income Taxes	97,359	85,085	62,605	16,125
Income from Equity Method Investments	2,512	1,178	1,664	1,287
Income Before Income Taxes	99,871	86,263	64,269	17,412
Provision for Income Taxes	39,913	38,980	30,676	9,734
Net Income	59,958	47,283	33,593	7,678
Net Income Attributable to Noncontrolling Interest	16,530	12,588	9,506	2,360
Net Income Attributable to Evercore Inc.	$43,428	$34,695	$24,087	$5,318
Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Basic	$1.11	$0.89	$0.61	$0.13
Diluted	$0.98	$0.79	$0.55	$0.12
Dividends Declared Per Share of Class A Common Stock	$0.34	$0.31	$0.31	$0.31

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rules 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in Internal Control - Integrated Framework" (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2017.
The Company's independent registered public accounting firm has issued its written attestation report on the Company's internal control over financial reporting, as included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Evercore Inc.
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 23, 2018

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
The information contained in the sections captioned "Compensation of Our Named Executive Officers," "Director Compensation" and "Compensation Committee Report" of the Proxy Statement is incorporated herein by reference.
Information regarding our compensation committee and compensation committee interlocks under the caption "Corporate Governance – Committees of the Board" is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2017

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	6,423,269	—	7,247,053
Equity compensation plans not approved by shareholders(3)	738,000	—	—
Total	7,161,269	—	7,247,053

(1)	Includes shares that may be issued upon the vesting of RSUs and dividend equivalents accrued thereon.

(2)	To date, we have issued RSUs which by their nature have no exercise price.

(3)
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

Exhibit Index

Exhibit Number	Description

2.1	Deed, dated as of June 7, 2011, by and between Evercore Partners Inc. and the Sellers named therein, regarding the sale and purchase of The Lexicon Partnership LLP(14)

3.1	Restated Certificate of Incorporation of Evercore Inc., as filed with the Secretary of State of the State of Delaware on October 17, 2017(34)

3.2	Amended and Restated By-Laws, dated August 29, 2017(33)

4.1	Indenture between Evercore Partners Inc. and The Bank of New York Mellon, as trustee, dated as of August 28, 2008(7)

4.2	Warrant, dated as of August 28, 2008(7)

10.1	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.2	Registration Rights Agreement, dated as of August 10, 2006(2)

10.3	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.4	*Employment Agreement between the Registrant and Robert B. Walsh(4)

10.5	*Evercore Partners Inc. 2006 Stock Incentive Plan(1)

10.6	*Evercore Partners Inc. 2006 Stock Incentive Plan(3)

10.7	*Evercore Partners Inc. 2006 Annual Incentive Plan(1)

10.8	*Employment Agreement between the Registrant and Adam B. Frankel(1)

10.9	Form of Indemnification Agreement between the Registrant and each of its directors(1)

10.10	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.11	*Service Agreement between Bernard J. Taylor and Braveheart Financial Services Limited, dated as of July 31, 2006(6)

10.12	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(5)

10.13	*Amendment to Restricted Stock Unit Award Agreement with Adam B. Frankel(8)

10.14	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman(9)

10.15	Subscription Agreement between the Registrant and Ralph L. Schlosstein(10)

10.16	*Employment Agreement between the Registrant and Ralph L. Schlosstein(10)

10.17	Contribution and Exchange Agreement, dated February 11, 2010(11)

10.18
Purchase and Sale Agreement, dated as of March 4, 2010, by and among Evercore Partners Inc., Atalanta Sosnoff Capital LLC ("Atalanta Sosnoff"), Representative, LLC, in its capacity as the representative, the sellers and Martin T. Sosnoff(12)

10.19	Registration Rights Agreement, dated May 28, 2010(13)

10.20	Amended and Restated Limited Liability Partnership Deed In Relation to Evercore Partners International LLP and Lexicon Partnership LLP, dated August 19, 2011(15)

10.21
Purchase and Sale Agreement, dated as of November 11, 2011, by and among Evercore, the Company, the Representative, in its capacity as the representative and the Sellers, regarding the purchase of a non-controlling interest in ABS Investment Management, LLC(16)

10.22	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors(17)

10.23	*Employment Agreement between the Registrant and Andrew Sibbald(19)

10.24	*Restricted Stock Unit Award Agreement effective as of January 29, 2013 between Evercore Partners Inc. and Ralph L. Schlosstein(18)

10.25	*Amended and Restated Evercore Partners Inc. 2006 Stock Incentive Plan(20)

10.26	*2014 Form Restricted Stock Unit Award Agreement for U.S. Employees(21)

10.27	*2014 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(21)

10.28	*2014 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(21)

10.29
Contribution and Exchange Agreement, dated as of August 3, 2014, among ISI Holding, Inc., ISI Holding II, Inc., ISI Management Holdings LLC, ISI Holding, LLC, Edward S. Hyman, the holders of the Management Holdings management units set forth on Annex A thereto, Evercore LP, Evercore Partners Inc. and the Founder, solely in his capacity as the holders' representative(22)

10.30	*Employment Agreement between the Registrant and Edward S. Hyman(23)

10.31
$120,000,000 Term Loan and Guarantee Agreement among Evercore Partners Inc. as Borrower, The Guarantors from time to time Party Thereto, The Several Lenders from time to time Parties Thereto, and Mizuho Bank, Ltd., as Administrative Agent, Dated as of November 2, 2015(24)

10.32	Modification Agreement, dated as of January 15, 2016, between Evercore Partners Services East L.L.C., as borrower, and First Republic Bank, as lender(25)

10.33	Third Amended and Restated Promissory Note, dated as of January 15, 2016, made by Evercore Partners Services East L.L.C., as borrower(25)

10.34	*Cash Unit Award Agreement(26)

10.35	*Form Restricted Stock Unit Award Agreement for U.S. Employees(26)

10.36	Form of Note Purchase Agreement(27)

10.37	Loan Agreement, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(28)

10.38	Borrowing Base Rider, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(28)

10.39	Committed Line of Credit Note, dated as of June 24, 2016, made by Evercore Partners Services East L.L.C., as borrower(28)

10.40	*Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(29)

10.41	*Employment Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(30)

10.42	*Incentive Subscription Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(30)

10.43	*Restricted Stock Unit Award Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(30)

10.44	*Confidentiality, Non-Solicitation and Proprietary Information Agreement, dated as of November 15, 2016, by and between Evercore Partners Inc. and John S. Weinberg(30)

10.45	*2017 Form Restricted Stock Unit Award Agreement for U.S. Employees(31)

10.46	*2017 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(31)

10.47	*2017 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(31)

10.48	Letter from PNC Bank, National Association, as lender, to Evercore Partners Services East L.L.C., as borrower, dated June 14, 2017(32)

10.49
Seventh Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of November 1, 2017, by and among Evercore Inc., as general partner, and the Limited Partners (as defined therein) of the Partnership (filed herewith)

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

101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements (filed herewith)

(1)	Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2006.

(4)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(5)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(6)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 14, 2008.

(7)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 28, 2008.

(8)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on March 13, 2009.

(9)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.

(10)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

(11)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.

(12)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.

(13)	Incorporated by Reference to the Registrant's Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

(14)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 9, 2011.

(15)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 25, 2011.

(16)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 14, 2011.

(17)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.

(18)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 29, 2013.

(19)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2013.

(20)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013.

(21)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 28, 2014.

(22)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 4, 2014.

(23)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2015.

(24)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2015.

(25)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 22, 2016.

(26)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2016.

(27)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 31, 2016.

(28)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016.

(29)	Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 28, 2016.

(30)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 18, 2016.

(31)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2017.

(32)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2017.

(33)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on September 1, 2017.

(34)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2017.

*	Management contract or compensatory plan.

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

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evercore Inc.

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer
Date: February 23, 2018
Each of the officers and directors of Evercore Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Ralph Schlosstein, John S. Weinberg, Roger C. Altman, Robert B. Walsh, Jason Klurfeld and Paul Pensa, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 23rd day of February, 2018.

Signature	Title

/s/ RALPH SCHLOSSTEIN	Chief Executive Officer (Principal Executive Officer) and Director
Ralph Schlosstein

/s/ JOHN S. WEINBERG	Chairman
John S. Weinberg

/s/ ROGER C. ALTMAN	Senior Chairman
Roger C. Altman

/s/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/s/ GAIL BLOCK HARRIS	Director
Gail Block Harris

/s/ ROBERT B. MILLARD	Director
Robert B. Millard

/s/ WILLARD J. OVERLOCK, JR.	Director
Willard J. Overlock, Jr.

/s/ SIR SIMON M. ROBERTSON	Director
Sir Simon M. Robertson

/s/ WILLIAM J. WHEELER	Director
William J. Wheeler

/s/ ROBERT B. WALSH	Chief Financial Officer (Principal Financial Officer)
Robert B. Walsh

/s/ PAUL PENSA	Controller (Principal Accounting Officer)
Paul Pensa