Form 10-Q
period 2018-03-31
Evercore Inc.
filed 2018-05-02
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 25, 2018 was 40,724,371. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 25, 2018 was 87 (excluding 13 shares of Class B common stock held by a subsidiary of the registrant).

In this report, references to "Evercore", the "Company", "we", "us", "our" refer to Evercore Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, references to (1) "Evercore Inc." refer solely to Evercore Inc., and not to any of its consolidated subsidiaries and (2) "Evercore LP" refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash and Cash Equivalents	$407,729	$609,587
Marketable Securities and Certificates of Deposit	96,350	128,559
Financial Instruments Owned and Pledged as Collateral at Fair Value	21,837	19,374
Securities Purchased Under Agreements to Resell	10,637	10,645
Accounts Receivable (net of allowances of $4,273 and $2,772 at March 31, 2018 and December 31, 2017, respectively)	223,106	184,993
Receivable from Employees and Related Parties	20,763	17,030
Other Current Assets	28,545	30,017
Total Current Assets	808,967	1,000,205
Investments	98,142	98,313
Deferred Tax Assets	219,072	198,894
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $75,250 and $70,264 at March 31, 2018 and December 31, 2017, respectively)	68,433	68,593
Goodwill	136,925	134,231
Intangible Assets (net of accumulated amortization of $34,317 and $32,018 at March 31, 2018 and December 31, 2017, respectively)	17,278	19,577
Other Assets	68,836	65,073
Total Assets	$1,417,653	$1,584,886
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$178,508	$340,165
Accounts Payable and Accrued Expenses	36,984	34,111
Securities Sold Under Agreements to Repurchase	32,476	30,027
Payable to Employees and Related Parties	44,807	31,167
Taxes Payable	4,506	16,494
Other Current Liabilities	27,026	12,088
Total Current Liabilities	324,307	464,052
Notes Payable	168,411	168,347
Subordinated Borrowings	99	6,799
Amounts Due Pursuant to Tax Receivable Agreements	97,456	90,375
Other Long-term Liabilities	53,047	58,945
Total Liabilities	643,320	788,518
Commitments and Contingencies (Note 16)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 65,391,119 and 62,119,904 issued at March 31, 2018 and December 31, 2017, respectively, and 40,951,720 and 39,102,154 outstanding at March 31, 2018 and December 31, 2017, respectively)	654	621
Class B, par value $0.01 per share (1,000,000 shares authorized, 87 and 82 issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	—	—
Additional Paid-In-Capital	1,666,292	1,600,699
Accumulated Other Comprehensive Income (Loss)	(26,049)	(31,411)
Retained Earnings	153,605	79,461
Treasury Stock at Cost (24,439,399 and 23,017,750 shares at March 31, 2018 and December 31, 2017, respectively)	(1,244,642)	(1,105,406)
Total Evercore Inc. Stockholders' Equity	549,860	543,964
Noncontrolling Interest	224,473	252,404
Total Equity	774,333	796,368
Total Liabilities and Equity	$1,417,653	$1,584,886

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Revenues
Investment Banking:(1)
Advisory Fees	$378,315	$312,284
Underwriting Fees	30,279	9,980
Commissions and Related Fees	43,034	49,684
Asset Management and Administration Fees(1)	11,755	15,282
Other Revenue, Including Interest and Investments(1)	4,529	4,793
Total Revenues	467,912	392,023
Interest Expense	4,349	4,776
Net Revenues	463,563	387,247
Expenses
Employee Compensation and Benefits	275,494	205,558
Occupancy and Equipment Rental	13,404	13,075
Professional Fees(1)	16,050	16,745
Travel and Related Expenses	16,356	14,980
Communications and Information Services	10,684	10,311
Depreciation and Amortization	6,648	5,799
Execution, Clearing and Custody Fees(1)	3,190	3,859
Special Charges	1,897	—
Acquisition and Transition Costs	21	—
Other Operating Expenses(1)	7,270	5,591
Total Expenses	351,014	275,918
Income Before Income from Equity Method Investments and Income Taxes	112,549	111,329
Income from Equity Method Investments	2,125	1,610
Income Before Income Taxes	114,674	112,939
Provision for Income Taxes	4,938	18,292
Net Income	109,736	94,647
Net Income Attributable to Noncontrolling Interest	14,193	13,876
Net Income Attributable to Evercore Inc.	$95,543	$80,771
Net Income Attributable to Evercore Inc. Common Shareholders	$95,543	$80,771
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,426	40,480
Diluted	45,463	45,936
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$2.36	$2.00
Diluted	$2.10	$1.76

Dividends Declared per Share of Class A Common Stock	$0.40	$0.34

(1)	Certain balances in the prior period were reclassified to conform to their current presentation. See Note 2 for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net Income	$109,736	$94,647
Other Comprehensive Income, net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(541)	(39)
Foreign Currency Translation Adjustment Gain, net	4,195	261
Other Comprehensive Income	3,654	222
Comprehensive Income	113,390	94,869
Comprehensive Income Attributable to Noncontrolling Interest	14,714	13,920
Comprehensive Income Attributable to Evercore Inc.	$98,676	$80,949

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2018
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2017	62,119,904	$621	$1,600,699	$(31,411)	$79,461	(23,017,750)	$(1,105,406)	$252,404	$796,368
Cumulative Effect of Accounting Change(1)	—	—	—	2,229	(2,229)	—	—	—	—
Net Income	—	—	—	—	95,543	—	—	14,193	109,736
Other Comprehensive Income	—	—	—	3,133	—	—	—	521	3,654
Treasury Stock Purchases	—	—	—	—	—	(1,421,649)	(139,236)	—	(139,236)
Evercore LP Units Converted into Class A Common Stock	860,115	9	47,915	—	—	—	—	(34,336)	13,588
Equity-based Compensation Awards	2,411,100	24	42,905	—	—	—	—	5,122	48,051
Dividends	—	—	—	—	(19,170)	—	—	—	(19,170)
Noncontrolling Interest (Note 13)	—	—	(25,227)	—	—	—	—	(13,431)	(38,658)
Balance at March 31, 2018	65,391,119	$654	$1,666,292	$(26,049)	$153,605	(24,439,399)	$(1,244,642)	$224,473	$774,333

	For the Three Months Ended March 31, 2017
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2016	58,292,567	$582	$1,368,122	$(50,096)	$20,343	(19,101,711)	$(811,653)	$256,033	$783,331
Net Income	—	—	—	—	80,771	—	—	13,876	94,647
Other Comprehensive Income	—	—	—	178	—	—	—	44	222
Treasury Stock Purchases	—	—	—	—	—	(1,107,695)	(86,383)	—	(86,383)
Evercore LP Units Converted into Class A Common Stock	628,930	7	23,622	—	—	—	—	(23,126)	503
Equity-based Compensation Awards	2,457,893	25	39,678	—	—	—	—	(21,372)	18,331
Dividends	—	—	—	—	(18,409)	—	—	—	(18,409)
Noncontrolling Interest (Note 13)	—	—	(7,054)	—	—	—	—	(707)	(7,761)
Balance at March 31, 2017	61,379,390	$614	$1,424,368	$(49,918)	$82,705	(20,209,406)	$(898,036)	$224,748	$784,481

(1)
The cumulative adjustment relates to the adoption of ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" on January 1, 2018, for which the Company recorded an adjustment to Retained Earnings to reflect cumulative unrealized losses, net of tax, on available-for-sale equity securities previously recorded in Accumulated Other Comprehensive Income (Loss). See Note 3 for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net Income	$109,736	$94,647
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(210)	(1,000)
Equity Method Investments	(384)	(582)
Equity-Based and Other Deferred Compensation	67,626	28,683
Depreciation, Amortization and Accretion	6,712	5,860
Bad Debt Expense	1,025	351
Deferred Taxes	(438)	(1,362)
Decrease (Increase) in Operating Assets:
Marketable Securities	(101)	147
Financial Instruments Owned and Pledged as Collateral at Fair Value	(972)	(13,175)
Securities Purchased Under Agreements to Resell	799	12,284
Accounts Receivable	(37,303)	30,415
Receivable from Employees and Related Parties	(3,708)	(3,017)
Other Assets	614	5,164
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(177,635)	(207,556)
Accounts Payable and Accrued Expenses	2,468	(2,696)
Securities Sold Under Agreements to Repurchase	169	883
Payables to Employees and Related Parties	13,640	9,095
Taxes Payable	(11,988)	(18,673)
Other Liabilities	(10,735)	(20,674)
Net Cash Provided by (Used in) Operating Activities	(40,685)	(81,206)
Cash Flows From Investing Activities
Investments Purchased	—	(1)
Distributions of Private Equity Investments	270	378
Marketable Securities:
Proceeds from Sales and Maturities	23,347	12,145
Purchases	(54,840)	(7,583)
Maturity of Certificates of Deposit	63,527	—
Purchase of Furniture, Equipment and Leasehold Improvements	(4,151)	(6,417)
Net Cash Provided by (Used in) Investing Activities	28,153	(1,478)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	60	60
Distributions to Noncontrolling Interests	(13,193)	(8,601)
Short-Term Borrowing	30,000	30,000
Repayment of Short-Term Borrowing	(30,000)	(30,000)
Repayment of Subordinated Borrowings	(6,700)	(6,000)
Purchase of Treasury Stock and Noncontrolling Interests	(155,597)	(93,454)
Dividends - Class A Stockholders	(16,538)	(16,035)
Net Cash Provided by (Used in) Financing Activities	(191,968)	(124,030)
Effect of Exchange Rate Changes on Cash	3,473	(497)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(201,027)	(207,211)
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	617,385	575,637
Cash, Cash Equivalents and Restricted Cash-End of Period	$416,358	$368,426

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$6,868	$6,809
Payments for Income Taxes	$19,833	$44,580
Accrued Dividends	$2,631	$2,374
Purchase of Noncontrolling Interest	$9,164	$—
Settlement of Contingent Consideration	$—	$10,780
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
The Investment Banking segment includes the advisory business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures, shareholder activism and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on secondary transactions for private funds interests. The Investment Banking business also includes the Evercore ISI business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors. On April 23, 2018, the Company announced the expansion of its advisory business to include a global real estate capital raising platform.
The Investment Management segment includes the wealth management business through which the Company provides investment advisory, wealth management and fiduciary services for high net-worth individuals and associated entities, the institutional asset management business through which the Company, directly and through affiliates, manages financial assets for sophisticated institutional investors and the private equity business which holds interests in private equity funds which are not managed by the Company. The Company completed the sale of the Institutional Trust and Independent Fiduciary business of Evercore Trust Company, N.A. ("ETC") on October 18, 2017.
Note 2 – Significant Accounting Policies
For a further discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2017. The December 31, 2017 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Position in Note 23 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
International Strategy & Investment (U.K.) Limited ("ISI U.K.") and Evercore Partners International LLP ("Evercore U.K.") are also VIEs and the Company is the primary beneficiary of these VIEs. Specifically for ISI U.K., the Company provides financial support through a transfer pricing agreement with this entity, which exposes the Company to losses that are potentially significant to the entity, and has decision making authority that significantly affects the economic performance of the entity. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition ISI U.K. and Evercore U.K. assets of $67,262 and liabilities of $54,059 at March 31, 2018 and assets of $126,078 and liabilities of $102,487 at December 31, 2017.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") on January 1, 2018 using the modified retrospective method of transition. The Company did not have a cumulative-effect adjustment as of the date of adoption. Following the adoption of ASU 2014-09, the Company’s accounting policies are as follows:
ASU 2014-09 provides a five step model to revenue recognition:
Step 1: Identify the contract(s) with a customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
The Company applies this model to its Investment Banking and Asset Management revenue streams.
Investment Banking Revenue - The Company earns investment banking fees from clients for providing advisory services on strategic matters, including mergers, acquisitions, divestitures, leveraged buyouts, restructurings, activism and defense and similar corporate finance matters. The Company's Investment Banking services also include services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Revenue is recognized as the Company satisfies performance obligations, upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for these services. The Company’s contracts with customers may include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For performance obligations satisfied over time, determining a measure of progress requires the Company to make significant judgments that affect the timing of revenue recognized. For certain advisory services, the Company has concluded that performance obligations are satisfied over time. This is based on the premise that the Company transfers control of services and the client simultaneously receives benefits from these services over the course of an engagement. For performance obligations satisfied at a point in time, determining when control transfers requires the Company to make significant judgments that affect the timing of when revenue is recognized. The Company records Investment Banking Revenue on the Unaudited Condensed Consolidated Statements of Operations for the following:
Advisory Fees - In general, advisory fees are paid at the time the Company signs an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive fixed retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter or over the course of the engagement, where the engagement letter will specify a future service period associated with those fees. The Company may also receive announcement fees upon announcement of a transaction in addition to success fees upon closing of a transaction or another defined outcome, both of which represent variable consideration. This variable consideration will be included in the transaction price, as defined, to the extent that it is probable that a significant reversal of revenue will not occur. With respect to retainer, announcement and success fees, there are no distinct performance obligations aside from advisory activities, which are generally focused on achieving a milestone

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(typically, the announcement and/or the closing of a transaction). These advisory services are provided over time throughout the contract period. The Company will recognize revenue when distinct services are performed and when it is probable that a reversal of revenue will not occur, which is generally upon the announcement or closing of a transaction. In circumstances in which retainer fees are received in advance of services, these fees are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, and subsequently recognized as advisory fee revenue in Advisory Fees on the Unaudited Condensed Consolidated Statements of Operations during the applicable time period within which the service is rendered. Announcement fees for advisory services are recognized upon announcement (the point at which it is determined that the reversal of revenue is not probable) and all other requirements for revenue recognition are satisfied. A portion of the announcement fee may be deferred based on the services remaining to be completed, if any. Success fees for advisory services, such as merger and acquisition advice, are recognized when it is determined that the reversal of revenue is not probable and all other requirements for revenue recognition are satisfied, which is generally at closing of the transaction.
With respect to fairness or valuation opinions, fees are fixed and there is a distinct performance obligation, since the opinion is rendered separate from any other advisory activities. Revenues related to fairness or valuation opinions are recognized at the point in time when the opinion has been rendered and delivered to the client. In the event the Company was to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition and subsequently recognized as advisory fee revenue in Advisory Fees on the Unaudited Condensed Consolidated Statements of Operations when the conditions of completion have been satisfied.
Placement fee revenues are attributable to capital raising on both corporations and financial sponsors. The Company recognizes placement fees in accordance with the terms of the engagement letter, which are generally contingent on the achievement of a capital commitment by an investor, at the time of the client's acceptance of capital or capital commitments.
Underwriting Fees - Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized at the point in time when the offering has been deemed to be completed by the lead manager of the underwriting group. When the offering is completed, the performance obligation has been satisfied and the Company recognizes the applicable management fee, selling concession and underwriting fee. Estimated offering expenses are presented gross in the Unaudited Condensed Consolidated Statements of Operations.
Commissions and Related Fees - Commissions and Related Fees include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price at the point in time of trade order execution is fixed. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis or, in the case of payments under commission sharing arrangements, when earned. The Company also earns subscription fees for the sales of research. The delivery of research under subscription arrangements represents a distinct performance obligation that is satisfied over time. The fees are fixed and are recognized over the period in which the performance obligation is satisfied. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, and is recognized in Commissions and Related Fees on the Unaudited Condensed Consolidated Statements of Operations ratably over the period in which the related services are rendered.
Taxes collected from customers and remitted to governmental authorities are presented on a net basis on the Consolidated Statements of Operations.
Asset Management and Administration Fees - The Company's Investment Management business generates revenues from the management of client assets and through interests in private equity funds which are not managed by the Company. The Company’s contracts with customers may include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For performance obligations satisfied over time, determining a measure of progress requires the Company to make significant judgments that affect the timing of revenue recognized.
Asset management fees for third-party clients are generally based on the value of the assets under management and any performance fees that may be negotiated with the client. The management of asset portfolios represents a distinct performance obligation that is satisfied over time. These fees are generally recognized over the period that the related services are provided and in which the performance obligation is satisfied, based upon the beginning, ending or average value of the assets for the relevant period. Fees paid in advance of services rendered are initially recorded as deferred revenue (a contract liability), which

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

is recorded in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, and are recognized in Asset Management and Administration Fees on the Unaudited Condensed Consolidated Statements of Operations ratably over the period in which the related service is rendered. Generally, to the extent performance fee arrangements have been negotiated, these fees are earned when the likelihood of clawback is mathematically improbable.
Fees generated for serving as an independent fiduciary and/or trustee are either based on a flat fee, are pre-negotiated with the client or are based on the value of assets under administration. The management of assets under administration represents a distinct performance obligation that is satisfied over time. For ongoing engagements, fees are billed quarterly either in advance or in arrears. Fees paid in advance of services rendered and satisfaction of the performance obligation are initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, and are recognized in Asset Management and Administration Fees on the Unaudited Condensed Consolidated Statements of Operations ratably over the period in which the related services are rendered and the performance obligation is satisfied.
The Company records performance fee revenue from the private equity funds when the returns on the private equity funds' investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds' partnership agreements and are based on investment performance over the life of each investment partnership. The Company records performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable.
Accounts Receivable and Contract Assets - Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to the Company's clients. The Company records Accounts Receivable, net of any allowance for doubtful accounts, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. The Company maintains an allowance for doubtful accounts to provide coverage for estimated losses from its client receivables. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of the client's creditworthiness and specifically reserves against exposure where the Company determines the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Unaudited Condensed Consolidated Statement of Financial Condition.
The Company records contract assets within Other Current Assets on the Unaudited Condensed Consolidated Statement of Financial Condition when payment is due from a client conditioned on future performance or the occurrence of other events. The Company also recognizes a contract asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. The Company applies a practical expedient to expense costs to obtain a contract as incurred when the amortization period is one year or less.
Reclassifications - During the first quarter of 2018, certain balances on the Unaudited Condensed Consolidated Statements of Operations for the prior period were reclassified to conform to their current presentation.
Execution, Clearing and Custody Fees - Other Operating Expenses of $3,526 and Professional Fees of $333 were reclassified to a new expense line item "Execution, Clearing and Custody Fees" on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.
Other Revenue, Including Interest and Investments - The Company renamed "Other Revenue, Including Interest" to "Other Revenue, Including Interest and Investments" on the Unaudited Condensed Consolidated Statements of Operations and reclassified ($10) of principal trading losses from Investment Banking Revenue and $1,064 of net realized and unrealized gains on private equity investments from Investment Management Revenue to "Other Revenue, Including Interest and Investments" for the three months ended March 31, 2017.
Investment Banking Revenue - Following the above reclassification, the Company disaggregated "Investment Banking Revenue" into "Advisory Fees," "Underwriting Fees" and "Commissions and Related Fees" on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Asset Management and Administration Fees - Following the above reclassification, the Company has renamed "Investment Management Revenue" to "Asset Management and Administration Fees" on the Unaudited Condensed Consolidated Statements of Operations, which includes management fees from the wealth management and institutional asset management businesses.
Note 3 – Recent Accounting Pronouncements
ASU 2014-09 – In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09. ASU 2014-09 provides amendments to ASC 605, "Revenue Recognition" and creates ASC 606, "Revenue from Contracts with Customers," which changes the requirements for revenue recognition and amends the disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date," which provides amendments that defer the effective date of ASU 2014-09 by one year. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing," which provides clarification to identifying performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarification on certain issues identified in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition in ASU 2014-09. The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016.
The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method of transition, which requires a cumulative-effect adjustment as of the date of adoption. The Company did not have a cumulative-effect adjustment as of the date of adoption. Following the adoption of ASU 2014-09, success related advisory fees, for which payment is generally dependent on the closing of a strategic transaction, a financing arrangement or some other defined outcome, are considered variable consideration as defined by the standard. ASU 2014-09 requires that revenue be recognized when it is probable that variable consideration will not be reversed in a future period. Accordingly, revenue recognition for such fees could be accelerated under ASU 2014-09 in rare circumstances, which will require careful analysis and judgment. Under legacy U.S. GAAP, the Company recognized such fees upon closing regardless of the probability of the outcome. The effect of the timing of revenue recognition could be material to any given reporting period. Furthermore, legacy U.S. GAAP allowed expenses related to underwriting transactions to be reflected net in related revenues. Under ASU 2014-09, those expenses are presented gross in the results of operations. See Notes 2 and 4 for further information.
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
The Company adopted ASU 2016-01 on January 1, 2018, which resulted in a cumulative effect adjustment of cumulative unrealized losses, net of tax, on available-for-sale equity securities included in Accumulated Other Comprehensive Income (Loss) to Retained Earnings of ($2,229). Following the adoption of ASU 2016-01, unrealized gains and losses on these securities are recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company also holds equity securities without readily determinable fair values, which were accounted for under the cost method of accounting under legacy U.S. GAAP. Following the adoption of ASU 2016-01, the Company elected to measure each of its former cost method investments at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. See Notes 7 and 9 for further information.
ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC 840, "Leases," and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The amendments in this update are effective using a modified retrospective approach at the beginning of the earliest period presented, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company anticipates adopting ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The adoption will result in the present value of the Company's lease commitments which have a term in excess of one year being reflected on the Company's Statements of Financial Condition as a long-term fixed asset with a corresponding long-term liability. The Company's lease commitments, as

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

discussed in Note 16, primarily relate to office space. The lease-related assets will be amortized to expense over the life of the leases and the liability, and related interest expense, will be reduced as lease payments are made over the life of the lease. The net impact on the Company's earnings is not expected to be materially different from the current expense related to leases as required under legacy U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Unaudited Condensed Consolidated Statements of Operations.
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
ASU 2016-15 - In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 provides amendments to ASC 230, "Statement of Cash Flows," ("ASC 230") which provide guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in this update are effective retrospectively, or prospectively, if retrospective application is impracticable, during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-15 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2016-18 - In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU 2016-18"). ASU 2016-18 provides amendments to ASC 230, which require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. The amendments in this update are effective retrospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-18 resulted in restricted cash balances being included in the Unaudited Condensed Consolidated Statements of Cash Flows and expanded disclosure on these restricted cash balances. See Note 16 for further information.
ASU 2017-01 - In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 provides amendments to ASC 805, "Business Combinations," which clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-01 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2017-09 - In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 provides amendments to ASC 718, "Compensation - Stock Compensation," which provide guidance and clarity around which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 4 – Revenue

The following table presents revenue recognized by the Company for the three months ended March 31, 2018:

For the Three Months Ended
March 31, 2018
Investment Banking:
Advisory Fees	$378,315
Underwriting Fees	30,279
Commissions and Related Fees	43,034
Total Investment Banking	$451,628

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$10,969
Institutional Asset Management	786
Total Investment Management	$11,755
Contract Balances
The change in the Company’s contract assets and liabilities during the period primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables and deferred revenue (contract liabilities) for the three months ended March 31, 2018 are as follows:

	Receivables (Current)(1)	Receivables (Long-term)(2)	Deferred Revenue (Contract Liabilities)(3)	Deferred Revenue (Long-term Contract Liabilities)(4)
Balance at January 1, 2018	$184,993	$34,008	$3,147	$1,834
Increase (Decrease)	38,113	7,011	2,113	(103)
Balance at March 31, 2018	$223,106	$41,019	$5,260	$1,731

(1)	Included in Accounts Receivable on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(3)	Included in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.

(4)	Included in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized revenue of $2,842 on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018, that was included in deferred revenue on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition as of January 1, 2018.
Generally, performance obligations under client arrangements will be settled within one year, therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
Note 5 – Special Charges and Intangible Asset Amortization
Special Charges
The Company recognized $1,897 for the three months ended March 31, 2018, as Special Charges incurred related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $2,190 and $2,357 for the three months ended March 31, 2018 and 2017, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $109 and $118 for the three months ended March 31, 2018 and 2017, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $18,203 and $22,309 as of March 31, 2018 and December 31, 2017, respectively.
The Company had $6,700 in subordinated borrowings with an executive officer of the Company as of December 31, 2017. In March 2018, the Company repaid all of these borrowings. See Note 11 for further information.
Note 7 – Marketable Securities and Certificates of Deposit
The amortized cost and estimated fair value of the Company's Marketable Securities as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments - Debt Securities	$4,683	$—	$13	$4,670	$1,806	$—	$11	$1,795
Securities Investments - Equity Securities	5,388	—	4,149	1,239	5,388	—	4,144	1,244
Debt Securities Carried by EGL	37,390	156	24	37,522	34,233	87	26	34,294
Investment Funds	48,993	3,933	7	52,919	22,027	5,678	6	27,699
Total	$96,454	$4,089	$4,193	$96,350	$63,454	$5,765	$4,187	$65,032
Scheduled maturities of the Company's available-for-sale debt securities within the Securities Investments portfolio as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,296	$3,295	$204	$204
Due after one year through five years	1,387	1,375	1,602	1,591
Total	$4,683	$4,670	$1,806	$1,795
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at March 31, 2018.
Securities Investments - Debt Securities
Securities Investments - Debt Securities are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($13) for the three months ended March 31, 2018 and 2017.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Securities Investments - Equity Securities
Securities Investments - Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, beginning on January 1, 2018, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized losses of ($11) and ($96) for the three months ended March 31, 2018 and 2017, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of $101 and ($147) for the three months ended March 31, 2018 and 2017, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($188) and $1,062 for the three months ended March 31, 2018 and 2017, respectively.
Certificates of Deposit
At December 31, 2017, the Company held certificates of deposit of $63,527 with certain banks with original maturities of six months or less when purchased. These certificates of deposit matured during the first quarter of 2018.
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.0 year, as of March 31, 2018, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
As of March 31, 2018 and December 31, 2017, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	March 31, 2018		December 31, 2017
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$21,837		$19,374
Securities Purchased Under Agreements to Resell	10,637	$10,638	10,645	$10,643
Total Assets	$32,474		$30,019
Liabilities
Securities Sold Under Agreements to Repurchase	$(32,476)	$(32,447)	$(30,027)	$(30,020)
Note 9 – Investments
The Company's investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships, an equity security in a private company and investments in G5 Holdings S.A. ("G5"), Glisco Manager Holdings LP and Trilantic Capital Partners ("Trilantic"). The Company's investments are relatively high-risk and illiquid assets.
The Company's investments in ABS Investment Management, LLC ("ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), Luminis Partners ("Luminis") and G5 are in voting interest entities. The Company's share of earnings (losses) on its investments in ABS, Atalanta Sosnoff, Luminis and G5 (through December 31, 2017, the date the Company exchanged all of its outstanding equity interests for debentures of G5) are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Other Revenue, Including Interest and Investments.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
ABS	$40,440	$39,894
Atalanta Sosnoff	13,802	13,963
Luminis	5,999	5,999
Total	$60,241	$59,856
ABS
In 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At March 31, 2018, the Company's economic ownership interest in ABS was 45%. This investment resulted in earnings of $1,872 and $1,531 for the three months ended March 31, 2018 and 2017, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities. The Company accounted for its interest in Atalanta Sosnoff under the equity method of accounting from that date forward. At March 31, 2018, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $253 and $105 for the three months ended March 31, 2018 and 2017, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired a 19% interest in Luminis and accounted for its interest under the equity method of accounting. This investment did not result in earnings for the three months ended March 31, 2018 and 2017.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets inherent in the investments of $222 and $390 for the three months ended March 31, 2018 and 2017, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company recorded its investment in G5 as a held-to-maturity debt security of $10,995 within Investments on the Unaudited Condensed Consolidated Statement of Financial Condition as of December 31, 2017, representing the fair value of the debentures at the date of the exchange. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company will accrete its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian Real to the U.S. Dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. This investment had a balance of $11,132 as of March 31, 2018.
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
On December 31, 2014, ECP II was terminated. The Company's investment at March 31, 2018 of $809 is comprised of its remaining interest in the general partner, including $782 in cash and $27 in securities.
A summary of the Company's investment in the private equity funds as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
ECP II	$809	$833
Glisco II and Glisco III	5,913	6,558
Trilantic IV and Trilantic V	6,839	6,421
Total Private Equity Funds	$13,561	$13,812

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Net realized and unrealized gains on private equity fund investments were $346 and $339 for the three months ended March 31, 2018 and 2017, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2018, there was no previously distributed carried interest received from the Company's managed funds that was subject to repayment.
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
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $7,950 and $8,730 included in its Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of March 31, 2018 and December 31, 2017 was $10,153 and $10,996, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the three months ended March 31, 2018, $307 of this investment was allocated to Trilantic Fund V. From 2010 to 2017, $4,513 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $10,092 and $10,399 as of March 31, 2018 and December 31, 2017, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $782 was unfunded at March 31, 2018. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.
Other Equity Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $1,079 as of March 31, 2018 and December 31, 2017.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $2,037 and $2,172 as of March 31, 2018 and December 31, 2017, respectively.

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
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities, listed derivatives and treasury bills. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at March 31, 2018 and December 31, 2017 are based on prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$119,600	$48,477	$—	$168,077
Securities Investments(2)	7,319	1,780	—	9,099
Investment Funds	52,919	—	—	52,919
Financial Instruments Owned and Pledged as Collateral at Fair Value	21,837	—	—	21,837
Total Assets Measured At Fair Value	$201,675	$50,257	$—	$251,932

	December 31, 2017
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$—	$44,648	$—	$44,648
Securities Investments(2)	4,336	1,795	—	6,131
Investment Funds	27,699	—	—	27,699
Financial Instruments Owned and Pledged as Collateral at Fair Value	19,374	—	—	19,374
Total Assets Measured At Fair Value	$51,409	$46,443	$—	$97,852

(1)
Includes $130,555 and $10,354 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017, respectively.

(2)
Includes $3,190 and $3,092 of treasury bills and municipal bonds classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017, respectively.

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
The Company had no transfers between fair value levels during the three months ended March 31, 2018 or the year ended December 31, 2017.
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities, which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition, are listed in the tables below.

		March 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$273,984	$273,984	$—	$—	$273,984
Debt Security Investment	11,132	—	—	11,132	11,132
Securities Purchased Under Agreements to Resell	10,637	—	10,637	—	10,637
Accounts Receivable	223,106	—	223,106	—	223,106
Receivable from Employees and Related Parties	20,763	—	20,763	—	20,763
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$36,984	$—	$36,984	$—	$36,984
Securities Sold Under Agreements to Repurchase	32,476	—	32,476	—	32,476
Payable to Employees and Related Parties	44,807	—	44,807	—	44,807
Notes Payable	168,411	—	165,290	—	165,290
Subordinated Borrowings	99	—	100	—	100

		December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$596,141	$596,141	$—	$—	$596,141
Certificates of Deposit	63,527	—	63,527	—	63,527
Debt Security Investment	10,995	—	—	10,995	10,995
Securities Purchased Under Agreements to Resell	10,645	—	10,645	—	10,645
Accounts Receivable	184,993	—	184,993	—	184,993
Receivable from Employees and Related Parties	17,030	—	17,030	—	17,030
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$34,111	$—	$34,111	$—	$34,111
Securities Sold Under Agreements to Repurchase	30,027	—	30,027	—	30,027
Payable to Employees and Related Parties	31,167	—	31,167	—	31,167
Notes Payable	168,347	—	171,929	—	171,929
Subordinated Borrowings	6,799	—	6,859	—	6,859

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 11 – Notes Payable and Subordinated Borrowings
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2018, the Company was in compliance with all of these covenants.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Notes Payable is comprised of the following as of March 31, 2018 and December 31, 2017:

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	March 31, 2018	December 31, 2017
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,707	$37,684
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,382	66,356
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,505	47,493
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,817	16,814
Total			$168,411	$168,347

(a)	Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
The Company has subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In March 2018, the Company repaid $6,700 and in February 2017, the Company repaid $6,000 of the original borrowings. The Company had $99 and $6,799 in subordinated borrowings pursuant to these agreements as of March 31, 2018 and December 31, 2017, respectively.
Note 12 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on April 24, 2018, a quarterly cash dividend of $0.50 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of May 25, 2018, which will be paid on June 8, 2018. During the three months ended March 31, 2018, the Company declared and paid dividends of $0.40 per share, totaling $16,539, and accrued deferred cash dividends on unvested RSUs, totaling $2,631.
Treasury Stock – During the three months ended March 31, 2018, the Company purchased 1,024 Class A Shares primarily from employees at values ranging from $89.98 to $101.35 per share (at an average cost per share of $99.60), primarily for the net settlement of stock-based compensation awards, and 398 Class A Shares at market values ranging from $89.93 to $95.98 per share (at an average cost per share of $93.68) pursuant to the Company's share repurchase program. The aggregate 1,422 Class A Shares were purchased at an average cost per share of $97.94 and the result of these purchases was an

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

increase in Treasury Stock of $139,236 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2018.
LP Units – During the three months ended March 31, 2018, 860 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $9 and $34,327, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2018.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2018, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net and Foreign Currency Translation Adjustment Gain (Loss), net, of ($3,753) and ($22,296), respectively.
The application of ASU 2016-01 resulted in the reclassification of ($2,229) of cumulative unrealized losses, net of tax, on Marketable Securities in Accumulated Other Comprehensive Income (Loss) to Retained Earnings on the Unaudited Condensed Consolidated Statement of Financial Condition as of January 1, 2018. See Note 3 for further information.
Note 13 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to the following interests in certain consolidated subsidiaries, which are not owned by the Company:

	March 31,
	2018	2017
Subsidiary:
Evercore LP	11%	13%
Evercore Wealth Management ("EWM")	38%	38%
Private Capital Advisory L.P. ("PCA")	10%	26%
The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the three months ended March 31, 2018 and 2017 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2018	2017
Beginning balance	$252,404	$256,033

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	14,193	13,876
Other Comprehensive Income	521	44
Total Comprehensive Income	14,714	13,920

Evercore LP Units Converted into Class A Shares	(34,336)	(23,126)

Amortization and Vesting of LP Units/Interests	5,122	(21,372)

Other Items:
Distributions to Noncontrolling Interests	(13,193)	(8,601)
Issuance of Noncontrolling Interest	60	8,229
Purchase of Noncontrolling Interest	(298)	(261)
Other, net	—	(74)
Total Other Items	(13,431)	(707)

Ending balance	$224,473	$224,748
Other Comprehensive Income - Other Comprehensive Income attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($81) and ($8) for the three months ended March 31, 2018 and 2017, respectively, and Foreign Currency Translation Adjustment Gain, net, of $602 and $52 for the three months ended March 31, 2018 and 2017, respectively.
Interests Issued - During the three months ended March 31, 2017, the Company issued 111 Class A LP Units as settlement of contingent consideration, resulting in an increase to Noncontrolling Interest of $8,169 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2017.
Interests Purchased - On March 29, 2018, the Company purchased, at fair value, an additional 15% of PCA for $25,525 (in cash and a note payable of $9,164, included in Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2018) and on March 3, 2017, the Company purchased, at fair value, an additional 13% of PCA for $7,071. These purchases resulted in a decrease to Noncontrolling Interest of $298 and $261 and a decrease to Additional Paid-In-Capital of $25,227 and $6,810, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2018 and 2017, respectively.
Note 14 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three months ended March 31, 2018 and 2017 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2018	2017
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$95,543	$80,771
Denominator:
Weighted average Class A Shares outstanding, including vested restricted stock units ("RSUs ")	40,426	40,480
Basic net income per share attributable to Evercore Inc. common shareholders	$2.36	$2.00
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$95,543	$80,771
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$95,543	$80,771
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,426	40,480
Assumed exchange of LP Units for Class A Shares(a)(b)	1,621	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	3,016	2,881
Shares that are contingently issuable(c)	400	2,575
Diluted weighted average Class A Shares outstanding	45,463	45,936
Diluted net income per share attributable to Evercore Inc. common shareholders	$2.10	$1.76

(a)
The Company has outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which convert into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately become exchangeable into Class A Shares on a one-for-one basis. During the three months ended March 31, 2018, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

(b)
The Company also has outstanding Class A and E LP Units in Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three months ended March 31, 2018 and 2017, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,226 and 6,098 for the three months ended March 31, 2018 and 2017, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $11,344 and $11,389 for the three months ended March 31, 2018 and 2017, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and, that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(c)
The Company previously had outstanding Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") which were contingently exchangeable into Class E LP Units, and ultimately Class A Shares, and has outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, and outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. In July 2017, the Company exchanged all of the outstanding Class H LP Interests for a number of Class J LP Units. As of December 31, 2017, all of the Class G LP Interests either converted into Class E LP Units or were forfeited pursuant to their performance terms. See Note 15 for further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class G and H LP Interests and Class I-P and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Interests/Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 400 and 2,575 for the three months ended March 31, 2018 and 2017, respectively.

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
Note 15 – Share-Based and Other Deferred Compensation
LP Units
Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that vested ratably on October 31, 2015, 2016 and 2017 and became exchangeable into Class A Shares upon vesting, subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $4,756 for the three months ended March 31, 2017. The Class E LP Units were fully expensed at December 31, 2017.
The Company also issued 538 vested and 540 unvested Class G LP Interests, which vested ratably and became exchangeable into Class A Shares of the Company in February 2016, 2017 and 2018 if certain earnings before interest and taxes, excluding underwriting, ("Management Basis EBIT") margin thresholds within a range of 12% to 16%, were achieved for the calendar year preceding the date the interests become exchangeable. In the event of death, disability or termination of employment without cause, unvested Class G LP Interests could be canceled or vest based on determination of expected performance, based on a decision by Management. As of December 31, 2017, all of the Class G LP Interests either converted into Class E LP Units or were forfeited pursuant to their performance terms.
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
In July 2017, the Company exchanged all of the outstanding 4,148 Class H LP Interests for 1,012 vested (963 of which are subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units convert into an equal amount of Class E LP Units, and become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company is expensing the previously unrecognized grant date fair

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $3,872 for the three months ended March 31, 2018.
Based on Evercore ISI's results for the first three months of 2017, as well as the Company's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business, the Company determined that the achievement of the remaining performance thresholds for certain of the Class G LP Interests was no longer probable at March 31, 2017. Prior to the exchange into Class J LP Units in 2017, the Company had determined that the achievement of the remaining performance thresholds for certain of the Class H LP Interests was probable at March 31, 2017, but at a lower assumed performance level than previously determined. These determinations resulted in previously recognized expense for certain of the Class G and H LP Interests being reversed during the first quarter of 2017. The determination assumed a Management Basis EBIT margin of 11.7% and an annual Management Basis EBIT of $26,904 being achieved in 2017 and a Management Basis EBIT margin of 14.0% and an annual Management Basis EBIT of $34,357 being achieved in 2018 and 2019 for Evercore ISI, which would have resulted in 2,005 Class H LP Interests vesting and becoming exchangeable into Class E LP Units. Accordingly, $26,224 of expense was reversed for the three months ended March 31, 2017 for the Class G and H LP Interests.
During the first quarter of 2017, the Company amended the terms of 19 Class E LP Units, 14 Class G LP Interests and 162 Class H LP Interests for an exiting employee. The amendment resulted in expense, included within compensation expense related to the Class E LP Units and Class G and H LP Interests above, of ($3,022) for the three months ended March 31, 2017, reflecting the reversal of all previous expense related to these awards and the subsequent amortization of the awards at the amended grant date fair value of $14,891. These awards were amortized ratably through June 30, 2017.
Other Performance-based Awards - In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Executive Chairman. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,139 for the three months ended March 31, 2018 and 2017.
In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. An additional 16 Class K-P Units may be issued contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. The Company determined the fair value of the award probable to vest to be $5,000 and will record expense for these units over the service period. Compensation expense related to this award was $296 for the three months ended March 31, 2018.
Stock Incentive Plan
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 5,484 and 7,455 as of March 31, 2018 and 2017, respectively.
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
Equity Grants
During the three months ended March 31, 2018, pursuant to the 2016 Plan, the Company granted employees 1,779 RSUs that are Service-based Awards. Service-based Awards granted during the three months ended March 31, 2018 had grant date fair values of $89.98 to $94.35 per share. During the three months ended March 31, 2018, 2,332 Service-based Awards vested and 16 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $42,731 and $41,044 for the three months ended March 31, 2018 and 2017, respectively.
Deferred Cash
The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. The Company granted $82,592, $3,750 and $41,147 of deferred cash awards pursuant to the deferred cash compensation program during the first quarter of 2018 and the years ended December 31, 2017 and 2016, respectively.
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
In 2017, the Company granted deferred cash awards of $29,500 to certain employees. These awards vest in five equal installments over the period ending June 30, 2022, subject to continued employment. The Company records expense for these awards ratably over the vesting period.
Compensation expense related to deferred cash awards was $12,591 and $4,398 for the three months ended March 31, 2018 and 2017, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 and January 1, 2017. These awards, which aggregate $49,290 of liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2018, are due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013) and in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $7,127 and $5,858 for the three months ended March 31, 2018 and 2017, respectively. In conjunction with this plan, the Company distributed cash payments of $4,532 and $19,401 for the three months ended March 31, 2018 and 2017, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Compensation expense related to these awards was $3,322 and $4,172 for the three months ended March 31, 2018 and 2017, respectively. The remaining unamortized amount of these awards was $37,394 as of March 31, 2018.
Separation and Transition Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $3,418 and $609 for the three months ended March 31, 2018 and 2017, respectively. In conjunction with these arrangements, the Company distributed cash payments of $2,875 and $111 for the three months ended March 31, 2018 and 2017, respectively.
Note 16 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2025. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $10,117 and $9,517 for the three months ended March 31, 2018 and 2017, respectively.
Private Equity – As of March 31, 2018, the Company had unfunded commitments for capital contributions of $3,206 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. The Company was in compliance with these covenants as of March 31, 2018. Drawings under this facility bear interest at the prime rate. On February 2, 2017, East drew down $30,000 on this facility, which was repaid on March 10, 2017. The facility was renewed on June 14, 2017, and the maturity date was extended to June 22, 2018. On January 2, 2018, East drew down $30,000 on this facility, which was repaid on March 2, 2018.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10,998 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments – In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At March 31, 2018, the Company had a remaining commitment for contingent consideration related to its acquisition of Kuna & Co. KG in 2015.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,
	2018	2017
Cash and Cash Equivalents	$407,729	$351,260
Restricted Cash included in Other Assets	8,629	17,166
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$416,358	$368,426

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
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
Note 17 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of March 31, 2018 and December 31, 2017 was $174,435 and $238,588, respectively, which exceeded the minimum net capital requirement by $174,185 and $238,338, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2018.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of March 31, 2018.
Note 18 – Income Taxes
The Company's Provision for Income Taxes was $4,938 and $18,292 for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate was 4% and 16% for the three months ended March 31, 2018 and 2017, respectively. In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in 2018 and future years, the Company's effective tax rate for the three months ended March 31, 2018 was reduced by 12 percentage points, before the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The effective tax rate for the three months ended March 31, 2018 and 2017 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of 2016-09 resulted in excess tax benefits from the delivery of Class A common stock under share-based payment arrangements of $21,864 and $22,957 being recognized in the Company's Provision for Income Taxes for the three months ended March 31, 2018 and 2017, respectively, and resulted in a reduction in the effective tax rate of 19 and 20 percentage points for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the three months ended March 31, 2018 and 2017 also reflects the effect of certain nondeductible expenses, including expenses related to Class E, J, I-P and K-P LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available or computed analysis in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The Company recognized a provisional tax impact related to the re-measurement of net deferred tax assets, the write down of other comprehensive income related to certain foreign subsidiaries, the valuation allowance and effects of the mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries within its consolidated financial statements for the year ended December 31, 2017. The Company's estimated tax charge as a result of the Tax Cuts and Jobs Act could be subject to adjustments as the Company continues its analysis, which may be impacted by changes in interpretations and assumptions the Company has made in conjunction with the release of additional regulatory guidance that may be issued. There were no changes to the provisional amounts recognized in 2017; the Company expects to record any adjustments to the estimated tax impact associated with the Tax Cuts and Jobs Act in the period in which the items are recognized.
Additionally, the Company expects to recognize the income tax effects associated with the new global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three months ended March 31, 2018, no additional income tax expense associated with the GILTI provisions has been reported and it is not expected to be material to the Company’s effective tax rate for the year.
The Company reported an increase in deferred tax assets of $166 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $1,095 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2018. The Company reported an increase in deferred tax assets of $21 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $140 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2017.
As of March 31, 2018, the Company had no unrecognized tax benefits.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations.
Note 19 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in the Institutional Asset Management and Wealth Management and interests in private equity funds which are not managed by the Company. On October 18, 2017, the Company completed the sale of the Institutional Trust and Independent Fiduciary business of ETC, which was in the Investment Management segment.
The Company's segment information for the three months ended March 31, 2018 and 2017 is prepared using the following methodology:

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
Each segment's Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, execution, clearing and custody fees, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities.

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

•	Special Charges - Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
One client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended March 31, 2018.
The following information presents each segment's contribution.

	For the Three Months Ended March 31,
	2018	2017
Investment Banking
Net Revenues(1)	$450,200	$370,770
Operating Expenses	331,683	281,592
Other Expenses(2)	8,037	(18,979)
Operating Income	110,480	108,157
Income (Loss) from Equity Method Investments	—	(149)
Pre-Tax Income	$110,480	$108,008
Identifiable Segment Assets	$1,148,662	$1,077,509
Investment Management
Net Revenues(1)	$13,363	$16,477
Operating Expenses	11,273	13,305
Other Expenses(2)	21	—
Operating Income	2,069	3,172
Income from Equity Method Investments	2,125	1,759
Pre-Tax Income	$4,194	$4,931
Identifiable Segment Assets	$268,991	$355,253
Total
Net Revenues(1)	$463,563	$387,247
Operating Expenses	342,956	294,897
Other Expenses(2)	8,058	(18,979)
Operating Income	112,549	111,329
Income from Equity Method Investments	2,125	1,610
Pre-Tax Income	$114,674	$112,939
Identifiable Segment Assets	$1,417,653	$1,432,762

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2018	2017
Investment Banking(A)	$(1,428)	$(1,178)
Investment Management(B)	1,608	1,195
Total Other Revenue, net	$180	$17

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2,261 and $2,581 for the three months ended March 31, 2018 and 2017, respectively. Also includes ($10) of principal trading losses for the three months ended March 31, 2017 to conform to the current presentation.

(B)	Includes $1,064 of net realized and unrealized gains on private equity investments for the three months ended March 31, 2017 to conform to the current presentation.

(2)	Other Expenses are as follows:

	For the Three Months Ended March 31,
	2018	2017
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$3,983	$(21,371)
Special Charges	1,897	—
Intangible Asset and Other Amortization	2,157	2,392
Total Investment Banking	8,037	(18,979)
Investment Management
Acquisition and Transition Costs	21	—
Total Investment Management	21	—
Total Other Expenses	$8,058	$(18,979)
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2018	2017
Net Revenues:(1)
United States	$386,517	$263,100
Europe and Other	65,230	122,911
Latin America	11,636	1,219
Total	$463,383	$387,230
(1) Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	March 31, 2018	December 31, 2017
Total Assets:
United States	$1,175,193	$1,284,163
Europe and Other	169,620	234,984
Latin America	72,840	65,739
Total	$1,417,653	$1,584,886

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" discussed in the Annual Report on Form 10-K for the year ended December 31, 2017. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law.
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
Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, activism and defense and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions and fees from research and our sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue consists of advisory fees that are dependent on the successful completion of a transaction. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court. Underwriting fees are recognized when the offering has been deemed to be completed, placement fees are generally recognized at the time of the client's acceptance of capital or capital commitments. Commissions and Related Fees includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and Related Fees also include subscription fees for the sales of research. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) and recognized as revenue over the remaining subscription period.
Revenue trends in our advisory business generally are correlated to the volume of merger and acquisition ("M&A") activity and/or restructuring activity, which tends to be counter-cyclical to M&A. However, deviations from this trend can occur in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity. Revenue trends in our equities business are correlated to market volumes, which generally decrease in periods of low market volatility or unfavorable market or economic conditions. Revenue trends in our equities business may also be impacted by new regulation, such as the Markets in Financial Instruments Directive II ("MiFID II"), which could impact the demand for our research and trading services from EU investors as well as the manner in which institutional clients pay for research, including paying for research in cash rather than through trading commissions.
Investment Management. Our Investment Management business includes operations related to the management of the Wealth Management and Institutional Asset Management businesses and interests in private equity funds which are not managed by the Company. Revenue sources primarily include management fees, which include fees earned from portfolio companies, fiduciary and consulting fees, performance fees (including carried interest) and gains (or losses) on our investments.
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
Transaction-Related Client Reimbursements. In both our Investment Banking and Investment Management segments, we incur various transaction-related expenditures, such as travel and professional fees, in the course of performing our services. Pursuant to the engagement letters with our advisory clients, these expenditures may be reimbursable. We define these expenses, which are associated with revenue activities earned over time, as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Client expense reimbursements are recorded as revenue on the Unaudited Condensed Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.
Other Revenue and Interest Expense. Other Revenue and Interest Expense is derived from investing customer funds in financing transactions. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.
Other Revenue also includes income earned on marketable securities and certificates of deposit, cash and cash equivalents and on our debt security investment in G5, as well as adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company.
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
Non-Compensation Expenses. The balance of our operating expenses includes costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information technology services, depreciation and amortization, execution, clearing and custody fees, acquisition and transition costs and other operating expenses. We refer to all of these expenses as non-compensation expenses.
Other Expenses
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs or the reversal of expenses associated with the vesting of Class E LP Units, Class G and H LP Interests and Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.

•	Special Charges - Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing our agency trading platform in the U.K.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.

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
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. We adopted ASU 2016-09 on January 1, 2017, which resulted in excess tax benefits and deficiencies from the delivery of Class A Shares under share-based payment arrangements being recognized in the Company's Provision for Income Taxes, rather than in Additional Paid-In-Capital under legacy U.S. GAAP. In addition, net deferred tax assets are impacted by changes to statutory tax rates in the period of enactment. See Note 18 to our unaudited condensed consolidated financial statements for further information.
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

Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2018 and 2017. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.
During the first quarter of 2018, certain balances for the prior period were reclassified to conform to their current presentation. We disaggregated "Investment Banking Revenue" into "Advisory Fees," "Underwriting Fees" and "Commissions and Related Fees" and renamed "Investment Management Revenue" to "Asset Management and Administration Fees," which includes management fees from our wealth management and institutional asset management businesses.

	For the Three Months Ended March 31,
	2018	2017	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$378,315	$312,284	21%
Underwriting Fees(1)	30,279	9,980	203%
Commissions and Related Fees	43,034	49,684	(13%)
Asset Management and Administration Fees	11,755	15,282	(23%)
Other Revenue, Including Interest and Investments(2)	4,529	4,793	(6%)
Total Revenues	467,912	392,023	19%
Interest Expense	4,349	4,776	(9%)
Net Revenues	463,563	387,247	20%
Expenses
Operating Expenses	342,956	294,897	16%
Other Expenses	8,058	(18,979)	NM
Total Expenses	351,014	275,918	27%
Income Before Income from Equity Method Investments and Income Taxes	112,549	111,329	1%
Income from Equity Method Investments	2,125	1,610	32%
Income Before Income Taxes	114,674	112,939	2%
Provision for Income Taxes	4,938	18,292	(73%)
Net Income	109,736	94,647	16%
Net Income Attributable to Noncontrolling Interest	14,193	13,876	2%
Net Income Attributable to Evercore Inc.	$95,543	$80,771	18%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$2.10	$1.76	19%

(1)
The application of ASU 2014-09 resulted in client related expenses for underwriting transactions being presented gross in related revenues and expenses for the three months ended March 31, 2018. Underwriting Fees reflect revenues for client related expenses of $2.1 million for the three months ended March 31, 2018.

(2)
Includes ($0.01) million of principal trading losses and $1.1 million of net realized and unrealized gains on private equity investments for the three months ended March 31, 2017 in order to conform to the current period's presentation.

As of March 31, 2018 and 2017, we employed approximately 1,600 and 1,500 people, respectively, worldwide.
Three Months Ended March 31, 2018 versus March 31, 2017
Net Revenues were $463.6 million for the three months ended March 31, 2018, an increase of $76.3 million, or 20%, versus Net Revenues of $387.2 million for the three months ended March 31, 2017. Advisory Fees increased 21%, Underwriting Fees increased 203% and Commissions and Related Fees decreased 13% compared to the three months ended March 31, 2017. Asset Management and Administration Fees decreased 23% compared to the three months ended March 31,

2017. On October 18, 2017, we completed the sale of the Institutional Trust and Independent Fiduciary business of ETC. The results of this business were consolidated for the three months ended March 31, 2017, which included Net Revenues of $4.9 million and Total Expenses of $4.4 million. Other Revenue, Including Interest and Investments for the three months ended March 31, 2018 was 6% lower than for the three months ended March 31, 2017.
Total Operating Expenses were $343.0 million for the three months ended March 31, 2018, as compared to $294.9 million for the three months ended March 31, 2017, an increase of $48.1 million, or 16%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $271.6 million for the three months ended March 31, 2018, an increase of $44.7 million, or 20%, versus expense of $226.9 million for the three months ended March 31, 2017. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased incentive compensation related to the 20% increase in Net Revenues. Headcount increased 7% from March 31, 2017 to March 31, 2018. Non-compensation expenses as a component of Operating Expenses were $71.4 million for the three months ended March 31, 2018, an increase of $3.4 million, or 5%, versus non-compensation operating expenses of $68.0 million for the three months ended March 31, 2017. Non-compensation operating expenses increased compared to the three months ended March 31, 2017 primarily driven by increased headcount and increased new business costs.
Total Other Expenses of $8.1 million for the three months ended March 31, 2018 included compensation costs associated with the vesting of Class J LP Units and certain other awards of $4.0 million granted in conjunction with the acquisition of ISI, Special Charges of $1.9 million primarily related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the UK, Acquisition and Transition Costs of $0.02 million and intangible asset and other amortization of $2.2 million. Total Other Expenses of ($19.0) million for the three months ended March 31, 2017 primarily included the reversal of $26.2 million of expense associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. Other Expenses for the three months ended March 31, 2017 also included compensation costs associated with the vesting of LP Units and certain other awards of $4.8 million and intangible asset and other amortization of $2.4 million.
In July 2017, the Company exchanged all of the outstanding 4.1 million Class H LP Interests for 1.0 million vested and 0.9 million unvested Class J LP Units. These units convert into an equal number of Class E LP Units, and ultimately become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder one vote on all matters submitted generally to holders of Class A and Class B common stock, for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company is expensing the previously unrecognized fair value of the Class H LP Interests ratably over the remaining vesting period.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59% for the three months ended March 31, 2018, compared to 53% for the three months ended March 31, 2017.
Income from Equity Method Investments was $2.1 million for the three months ended March 31, 2018, as compared to $1.6 million for the three months ended March 31, 2017. The increase was primarily a result of an increase in earnings from ABS, as associated AUM increased.
The provision for income taxes for the three months ended March 31, 2018 was $4.9 million, which reflected an effective tax rate of 4%. The provision for income taxes for the three months ended March 31, 2017 was $18.3 million, which reflected an effective tax rate of 16%. In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in 2018 and future years, our effective tax rate for the three months ended March 31, 2018 was reduced by 12 percentage points, before the impact of ASU 2016-09. The effective tax rate for the three months ended March 31, 2018 and 2017 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share based-payment arrangements of $21.9 million and $23.0 million being recognized in the Company's Provision for Income Taxes for the three months ended March 31, 2018 and 2017, respectively, and resulted in a reduction in the effective tax rate of 19 and 20 percentage points for the three months ended

March 31, 2018 and 2017, respectively. The provision for income taxes for 2018 and 2017 also reflects the effects of certain nondeductible expenses, including expenses related to Class E and J LP Units, Class I-P and K-P Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. See Note 18 to our unaudited condensed consolidated financial statements for further information.
Net Income Attributable to Noncontrolling Interest was $14.2 million for the three months ended March 31, 2018 compared to $13.9 million for the three months ended March 31, 2017. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income allocated to PCA during the three months ended March 31, 2018.
Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2018	2017	Change
	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)	$378,315	$312,284	21%
Underwriting Fees(2)	30,279	9,980	203%
Commissions and Related Fees	43,034	49,684	(13%)
Other Revenue, net(3)	(1,428)	(1,178)	(21%)
Net Revenues	450,200	370,770	21%
Expenses
Operating Expenses	331,683	281,592	18%
Other Expenses	8,037	(18,979)	NM
Total Expenses	339,720	262,613	29%
Operating Income(4)	110,480	108,157	2%
Income (Loss) from Equity Method Investments(5)	—	(149)	NM
Pre-Tax Income	$110,480	$108,008	2%

(1)	Includes client related expenses of $5.3 million and $6.7 million for the three months ended March 31, 2018 and 2017, respectively.

(2)
The application of ASU 2014-09 resulted in client related expenses for underwriting transactions being presented gross in related revenues and expenses for the three months ended March 31, 2018. Underwriting Fees reflect revenues for client related expenses of $2.1 million for the three months ended March 31, 2018.

(3)
Includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2.3 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively. Also includes ($0.01) million of principal trading losses that was previously included in Investment Banking Revenue for the three months ended March 31, 2017 to conform to the current presentation.

(4)	Includes Noncontrolling Interest of $0.1 million and ($0.7) million for the three months ended March 31, 2018 and 2017, respectively.

(5)
Equity in Luminis and G5 - Advisory (through December 31, 2017, the date we exchanged all of our outstanding equity interests for debentures of G5) is classified as Income from Equity Method Investments.

For the three months ended March 31, 2018, the dollar value of North American announced and completed M&A activity increased 40% and decreased 68%, respectively, compared to the three months ended March 31, 2017, while the dollar value of Global announced and completed M&A activity for the three months ended March 31, 2018 increased 60% and decreased 68%, respectively, compared to the three months ended March 31, 2017. The dollar value of North American announced M&A activity between $1 - $5 billion decreased 28% compared to the three months ended March 31, 2017, while the dollar value of Global announced M&A activity between $1 - $5 billion decreased 6% compared to the three months ended March 31, 2017:

	For the Three Months Ended March 31,
	2018	2017	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$453	$323	40%
Value of North American M&A Deals Announced between $1 - $5 billion	$98	$136	(28%)
Value of North American M&A Deals Completed	$95	$294	(68%)
Value of Global M&A Deals Announced	$1,206	$753	60%
Value of Global M&A Deals Announced between $1 - $5 billion	$238	$253	(6%)
Value of Global M&A Deals Completed	$196	$611	(68%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	201	163	23%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	63	53	19%

*	Source: Thomson Reuters April 13, 2018

**	Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
Three Months Ended March 31, 2018 versus March 31, 2017
Net Investment Banking Revenues were $450.2 million for the three months ended March 31, 2018 compared to $370.8 million for the three months ended March 31, 2017, which represented an increase of 21%. We earned advisory fees from 201 clients for the three months ended March 31, 2018 compared to 163 for the three months ended March 31, 2017, representing a 23% increase. We had 63 fees in excess of $1.0 million for the three months ended March 31, 2018, compared to 53 for the three months ended March 31, 2017, representing a 19% increase. The increase in revenues from the three months ended March 31, 2017 primarily reflects an increase of $66.0 million, or 21%, in Advisory Fees, as we supported clients in a wider variety of matters including strategic M&A, activism, restructuring and capital raising. The increase in revenues was also attributed to an increase of $20.3 million, or 203%, in Underwriting Fees, as we participated in 20 underwriting transactions (compared to 15 for the three months ended March 31, 2017), 17 of which were as a bookrunner (compared to 3 for the three months ended March 31, 2017). These increases were partially offset by a decrease of $6.7 million, or 13%, in our Commissions and Related Fees, principally driven by the trend of institutional clients adjusting the level of payments for research services.
Operating Expenses were $331.7 million for the three months ended March 31, 2018 compared to $281.6 million for the three months ended March 31, 2017, an increase of $50.1 million, or 18%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $263.6 million for the three months ended March 31, 2018, as compared to $217.5 million for the three months ended March 31, 2017, an increase of $46.1 million, or 21%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 21% increase in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $68.1 million for the three months ended March 31, 2018, as compared to $64.1 million for the three months ended March 31, 2017, an increase of $4.0 million, or 6%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business and increased new business costs.

Other Expenses of $8.0 million for the three months ended March 31, 2018 included compensation costs associated with the vesting of Class J LP Units and certain other awards of $4.0 million, granted in conjunction with the acquisition of ISI, Special Charges of $1.9 million related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the UK and intangible asset and other amortization of $2.2 million. Other Expenses of ($19.0) million for the three months ended March 31, 2017 primarily included the reversal of $26.2 million of expense associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. Other Expenses for the three months ended March 31, 2017 also included compensation costs associated with the vesting of LP Units and certain other awards of $4.8 million and intangible asset and other amortization of $2.4 million.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2018	2017	Change
	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$10,969	$9,643	14%
Institutional Asset Management	786	789	—%
Disposed and Restructured Businesses(1)(2)	—	4,850	NM
Asset Management and Administration Fees	11,755	15,282	(23%)
Other Revenue, net(3)	1,608	1,195	35%
Net Revenues	13,363	16,477	(19%)
Expenses
Operating Expenses	11,273	13,305	(15%)
Other Expenses	21	—	NM
Total Expenses	11,294	13,305	(15%)
Operating Income(4)	2,069	3,172	(35%)
Income from Equity Method Investments(5)	2,125	1,759	21%
Pre-Tax Income	$4,194	$4,931	(15%)

(1)	Includes the Institutional Trust and Independent Fiduciary business of ETC, which was previously a consolidated business.

(2)	Includes client related expenses of $0.02 million for the three months ended March 31, 2017.

(3)
$1.1 million of net realized and unrealized gains on private equity investments has been classified in Other Revenue, net, for the three months ended March 31, 2017 to conform to the current presentation.

(4)	Includes Noncontrolling Interest of $1.2 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

(5)
Equity in ABS, Atalanta Sosnoff and G5 - Wealth Management (through December 31, 2017, the date we exchanged all of our outstanding equity interests for debentures of G5), is classified as Income from Equity Method Investments.

Investment Management Results of Operations
Our Investment Management segment includes the following activities:

•
Wealth Management - conducted through EWM, ETC and Evercore Trust Company of Delaware ("ETCDE"). Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC and ETCDE primarily earn fees from negotiated trust services and fiduciary consulting arrangements.

•	Institutional Asset Management - conducted through ECB. Fee-based revenues from ECB are primarily earned on a percentage of AUM.

•
Private Equity - conducted through our investment interests in private equity funds. Glisco assumes all responsibility for the management of the funds in Mexico, Glisco II and Glisco III, and we maintain a limited partner's interest in the funds and in the general partners of the funds, as well as in Glisco Manager Holdings LP, from which we receive our portion of the management fees earned by Glisco. Prior to the Glisco transaction, we earned management fees on Glisco II and Glisco III of 2.25% and 2.0%, respectively, per annum of committed capital during its investment period, and 2.25% and 2.0%, respectively, per annum on net funded capital thereafter. In addition, the general partner of the private equity funds earned carried interest of 20% based on the fund's performance, provided it exceeded preferred return hurdles to its limited partners. A significant portion of any gains recognized related to ECP II, Glisco II and Glisco III, and any carried interest recognized by them, were distributed to certain of our private equity professionals. We are also passive investors in Trilantic IV and Trilantic V. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of March 31, 2018, there was no previously distributed carried interest received from our managed funds that was subject to repayment.

•
We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

The Investment Management segment also includes the results of the following businesses that were deconsolidated or restructured prior to March 31, 2018:

•	On December 31, 2017, we exchanged all of our outstanding equity interests in G5 for debentures of G5. This investment is accounted for as a held-to-maturity security going forward.

•	On October 18, 2017, we sold the Institutional Trust and Independent Fiduciary business of ETC. Following the sale, the remaining operations of ETC were integrated into EWM.
Assets Under Management
AUM for our Investment Management businesses of $9.4 billion at March 31, 2018 increased compared to $9.0 billion at December 31, 2017. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 65% and 64% of Level I investments, 31% and 32% of Level II investments and 4% of Level III investments as of March 31, 2018 and December 31, 2017, respectively. Institutional Asset Management maintained 84% and 81% of Level I investments and 16% and 19% of Level II investments as of March 31, 2018 and December 31, 2017, respectively.
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

The following table summarizes AUM activity for the three months ended March 31, 2018:

	Wealth Management	Institutional Asset Management	Total
	(dollars in millions)
Balance at December 31, 2017	$7,330	$1,633	$8,963
Inflows	349	350	699
Outflows	(160)	(328)	(488)
Market Appreciation	8	202	210
Balance at March 31, 2018	$7,527	$1,857	$9,384

Unconsolidated Affiliates - Balance at March 31, 2018:
Atalanta Sosnoff	$—	$5,761	$5,761
ABS	$—	$5,436	$5,436
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of March 31, 2018:

	Wealth Management	Institutional Asset Management
Equities	56%	22%
Fixed Income	30%	78%
Liquidity(1)	8%	—%
Alternatives	6%	—%
Total	100%	100%
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
For the three months ended March 31, 2018, AUM for Wealth Management increased 3%, primarily reflecting an increase due to flows. Wealth Management outperformed the S&P 500 on a 1 year basis by 6% and lagged the S&P 500 on a 3 year basis by 1% during the period and outperformed the fixed income composite on a 1 year basis by 30 basis points and tracked the fixed income composite on a 3 year basis. For the period, the S&P 500 and the fixed income composite were each down 1%.
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
For the three months ended March 31, 2018, AUM for Institutional Asset Management increased 14%, reflecting a 12% increase due to market appreciation and a 2% increase due to flows. ECB's AUM increase from market appreciation primarily reflects the impact of the fluctuation of foreign currency, as well as favorable market volatility.
AUM from our unconsolidated affiliates was flat compared to December 31, 2017, as ABS experienced a 1% increase which was offset by a 1% decrease in Atalanta Sosnoff's AUM. On December 31, 2017, we exchanged all of our outstanding equity interests in G5 for debentures of G5.

Three Months Ended March 31, 2018 versus March 31, 2017
Net Investment Management Revenues were $13.4 million for the three months ended March 31, 2018, compared to $16.5 million for the three months ended March 31, 2017. Asset Management and Administration Fees earned from the management of client portfolios decreased 23% from the three months ended March 31, 2017, following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017, partially offset by an increase of $1.3 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.01 million of revenues from performance fees for the three months ended March 31, 2018 and 2017. Income from Equity Method Investments increased from the three months ended March 31, 2017 primarily as a result of an increase in earnings from ABS as associated AUM increased.
Operating Expenses were $11.3 million for the three months ended March 31, 2018, as compared to $13.3 million for the three months ended March 31, 2017, a decrease of $2.0 million, or 15%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $8.0 million for the three months ended March 31, 2018, as compared to $9.4 million for the three months ended March 31, 2017, a decrease of $1.4 million, or 15%. Non-compensation expenses, as a component of Operating Expenses, were $3.3 million for the three months ended March 31, 2018, as compared to $3.9 million for the three months ended March 31, 2017, a decrease of $0.6 million, or 15%. Compensation and non-compensation expenses decreased following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017.
Other Expenses of $0.02 million for the three months ended March 31, 2018 included Acquisition and Transition Costs.
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

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$109,736	$94,647
Non-cash charges	74,331	31,950
Other operating activities	(224,752)	(207,803)
Operating activities	(40,685)	(81,206)
Investing activities	28,153	(1,478)
Financing activities	(191,968)	(124,030)
Effect of exchange rate changes	3,473	(497)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(201,027)	(207,211)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	617,385	575,637
End of Period	$416,358	$368,426

Three Months Ended March 31, 2018. Cash, Cash Equivalents and Restricted Cash were $416.4 million at March 31, 2018, a decrease of $201.0 million versus Cash, Cash Equivalents and Restricted Cash of $617.4 million at December 31, 2017. Operating activities resulted in a net outflow of $40.7 million, primarily related to the payment of 2017 bonus awards, partially offset by earnings. Cash of $28.2 million was provided by investing activities primarily related to the maturity of certificates of deposit, partially offset by net purchases of marketable securities. Financing activities during the period used cash of $192.0 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of dividends, distributions to noncontrolling interest holders and the repayment of outstanding subordinated borrowings.
Three Months Ended March 31, 2017. Cash, Cash Equivalents and Restricted Cash were $368.4 million at March 31, 2017, a decrease of $207.2 million versus Cash, Cash Equivalents and Restricted Cash of $575.6 million at December 31, 2016. Operating activities resulted in a net outflow of $81.2 million, primarily related to the payment of 2016 bonus awards. Cash of $1.5 million was used in investing activities primarily related to purchases of furniture, equipment and leasehold improvements, which were partially offset by net proceeds from sales and maturities of marketable securities. Financing activities during the period used cash of $124.0 million, primarily for purchases of treasury stock and noncontrolling interest, the payment of dividends, distributions to noncontrolling interest holders and the repayment of outstanding subordinated borrowings.
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
Changes in regulation, market structure or business activity arising from the ongoing discussions over the U.K.'s implementation of its separation from the European Union may have a negative impact on our business operations in the U.K., and globally, over the intermediate term. We will continue to monitor and manage the potential implications of the separation, including assessing opportunities that may arise, as the potential impact on the U.K. and European economy becomes more evident.
We assess our equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred. These circumstances could include unfavorable market conditions or the loss of key personnel of the investee.
For a further discussion of risks related to our business, refer to "Risk Factors" in our Form 10-K for the year ended December 31, 2017.
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
On October 23, 2017, our Board of Directors authorized the repurchase of Class A Shares and/or LP Units so that going forward we will be able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2018, we repurchased 397,980 Class A Shares and LP Units, at an average cost per share/unit of $93.68, for $37.3 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2018, we repurchased 1,023,671 Class A Shares, at an average cost per share of $99.60 for $102.0 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,421,651 Class A Shares and LP Units repurchased during the three months ended March 31, 2018 were acquired for aggregate purchase consideration of $139.2 million, at an average cost per share/unit of $97.94.
On March 29, 2018, we purchased, at fair value, an additional 15% of PCA for $25.5 million and on March 3, 2017, we purchased, at fair value, an additional 13% of PCA for $7.1 million.
Private Placement
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A Notes, $67.0 million aggregate principal amount of our 5.23% Series B Notes, $48.0 million aggregate principal amount of our 5.48% Series C Notes and $17.0 million aggregate principal amount of our 5.58% Series D Notes, pursuant to the Note Purchase Agreement dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date.

The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2018, we were in compliance with all of these covenants.
We used $120.0 million of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and us from incurring other indebtedness subject to specified exceptions. We were in compliance with these covenants as of March 31, 2018. Drawings under this facility bear interest at the prime rate. On February 2, 2017, East drew down $30.0 million on this facility, which was repaid on March 10, 2017. The facility was renewed on June 14, 2017 and the maturity date was extended to June 22, 2018. On January 2, 2018, East drew down $30.0 million on this facility, which was repaid on March 2, 2018.

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
We have subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings have a coupon of 5.5%, payable semi-annually. In March 2018, we repaid $6.7 million and in February 2017, we repaid $6.0 million of the original borrowings. As of March 31, 2018, we had $0.1 million in subordinated borrowings pursuant to these agreements.
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
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated

Statements of Financial Condition have an estimated average time to maturity of approximately 1.0 year, as of March 31, 2018, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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
As of March 31, 2018 and December 31, 2017, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	March 31, 2018		December 31, 2017
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$21,837		$19,374
Securities Purchased Under Agreements to Resell	10,637	$10,638	10,645	$10,643
Total Assets	32,474		30,019
Liabilities
Securities Sold Under Agreements to Repurchase	(32,476)	$(32,447)	(30,027)	$(30,020)
Net Liabilities	$(2)		$(8)
Risk Measures
VaR	$1		$1
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(3)		$(1)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$3		$1

Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
As of March 31, 2018, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority per ASC 740; hence, unrecognized tax benefits have been excluded from this disclosure.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $3.2 million and $3.4 million as of March 31, 2018 and December 31, 2017, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of March 31, 2018, the fair value of our investments with these products, based on closing prices, was $54.2 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $5.4 million for the three months ended March 31, 2018.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.0 million for the three months ended March 31, 2018.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in the United Kingdom and Mexico, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2018, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $4.2 million. It is currently not our intention to hedge our foreign currency exposure, and we will reevaluate this policy from time to time.

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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. As of March 31, 2018 and December 31, 2017, total receivables amounted to $223.1 million and $185.0 million, respectively, net of an allowance.
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the three months ended March 31, 2018 and 2017.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2018, we had Marketable Securities of $96.4 million, of which 44% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our unaudited condensed consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.
We adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method of transition. Following the adoption of ASU 2014-09, our accounting policies for revenue recognition are as follows:
Revenue Recognition
ASU 2014-09 provides a five step model to revenue recognition:
Step 1: Identify the contract(s) with a customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
The Company applies this model to its Investment Banking and Asset Management revenue streams.
Investment Banking Revenue
We earn investment banking fees from clients for providing advisory services on strategic matters, including mergers, acquisitions, divestitures, leveraged buyouts, restructurings, activism and defense and similar corporate finance matters. Our Investment Banking services also include services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Revenue is recognized as we satisfy performance obligations, upon transfer of control of promised services to customers in an amount that reflects the consideration we expect to receive in exchange for these services. Our contracts with customers may include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For performance obligations satisfied over time, determining a measure of progress requires us to make significant judgments that affect the timing of revenue recognized. For certain advisory services, we have concluded that performance obligations are satisfied over time. This is based on the premise that we transfer control of services and the client simultaneously receives benefits from these services over the course of an engagement. For performance obligations satisfied at a point in time, determining when control transfers requires us to make significant judgments that affect the timing of when revenue is recognized. We record Investment Banking Revenue on the Unaudited Condensed Consolidated Statements of Operations for the following:
In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, we may receive fixed retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter or over the course of the engagement, where the engagement letter will specify a future service period associated with those fees. We may also receive announcement fees upon announcement of a transaction in addition to success fees upon closing of a transaction or another defined outcome, both of which represent variable consideration. This variable consideration will be included in the transaction price, as defined, to the extent that it is probable that a significant reversal of revenue will not occur. With respect to retainer, announcement and success fees, there are no distinct performance obligations aside from advisory activities, which are generally focused on achieving a milestone (typically, the announcement and/or the closing of a transaction). These advisory services are provided over time throughout the contract period. We will recognize revenue when distinct services are performed and when it is probable that a reversal of revenue will not occur, which is generally upon the announcement or closing of a transaction. In circumstances in which retainer fees are received in advance of services, these fees are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, and subsequently recognized as advisory fee revenue in Advisory Fees on the Unaudited Condensed Consolidated Statements of Operations during the applicable time period within which the service is rendered. Announcement fees for advisory services are recognized upon announcement (the point at which it is determined that the reversal of revenue is not probable) and all other requirements for revenue recognition are satisfied. A portion of the announcement fee may be deferred based on the services remaining to be completed, if any. Success fees for advisory services, such as merger and acquisition advice, are recognized when it is determined that the reversal of revenue is not probable and all other requirements for revenue recognition are satisfied, which is generally at closing of the transaction.
With respect to fairness or valuation opinions, fees are fixed and there is a distinct performance obligation, since the opinion is rendered separate from any other advisory activities. Revenues related to fairness or valuation opinions are recognized at the point in time when the opinion has been rendered and delivered to the client and when it is no longer probable that a reversal of revenue may occur. In the event we were to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition and subsequently recognized as advisory fee revenue in Advisory Fees on the Unaudited Condensed Consolidated Statements of Operations when the conditions of completion have been satisfied.
Placement fee revenues are attributable to capital raising on both corporations and financial sponsors. We recognize placement fees in accordance with the terms of the engagement letter, which are generally contingent on the achievement of a capital commitment by an investor, at the time of the client's acceptance of capital or capital commitments.
Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized at the point in time when the offering has been deemed to be completed by the lead manager of the underwriting group. When the offering is completed, the performance obligation has been satisfied and we recognize the applicable management fee, selling concession and underwriting fee. Estimated offering expenses are presented gross in the Unaudited Condensed Consolidated Statements of Operations.
Commissions and Related Fees include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price at the point in time of trade order execution is fixed. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis or, in the case of payments under commission sharing arrangements, when earned. We also earn subscription fees for the sales of research. The delivery of research under subscription arrangements represents a distinct performance obligation that is satisfied over time. The fees are fixed and are recognized over the period in which the performance obligation is satisfied. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, and is recognized in Commissions and Related Fees on the Unaudited Condensed Consolidated Statements of Operations ratably over the period in which the related services are rendered.
Taxes collected from customers and remitted to governmental authorities are presented on a net basis on the Consolidated Statements of Operations.
Our Investment Management business generates revenues from the management of client assets and through interests in private equity funds which are not managed by us. Our contracts with customers may include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For performance obligations satisfied over time, determining a measure of progress requires us to make significant judgments that affect the timing of revenue recognized.
Asset management fees for third-party clients are generally based on the value of the assets under management and any performance fees that may be negotiated with the client. The management of asset portfolios represents a distinct performance obligation that is satisfied over time. These fees are generally recognized over the period that the related services are provided and in which the performance obligation is satisfied, based upon the beginning, ending or average value of the assets for the relevant period. Fees paid in advance of services rendered are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, and are recognized in Asset Management and Administration Fees on the Unaudited Condensed Consolidated Statements of Operations ratably over the period in which the related service is rendered. Generally, to the extent performance fee arrangements have been negotiated, these fees are earned when the likelihood of clawback is mathematically improbable.
Fees generated for serving as an independent fiduciary and/or trustee are either based on a flat fee, are pre-negotiated with the client or are based on the value of assets under administration. The management of assets under administration represents a distinct performance obligation that is satisfied over time. For ongoing engagements, fees are billed quarterly either in advance or in arrears. Fees paid in advance of services rendered and satisfaction of the performance obligation are initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, and are recognized in Asset Management and Administration Fees on the Unaudited Condensed Consolidated Statements of Operations ratably over the period in which the related services are rendered and the performance obligation is satisfied.
We record performance fee revenue from the private equity funds when the returns on the private equity funds' investments exceed certain threshold minimums. These performance fees, or carried interest, are computed in accordance with the underlying private equity funds' partnership agreements and are based on investment performance over the life of each investment partnership. We record performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable.
Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to our clients. We record Accounts Receivable, net of any allowance for doubtful accounts, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. We maintain an allowance for doubtful accounts to provide coverage for estimated losses from its client receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client's creditworthiness and specifically reserves against exposure where we determine the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Unaudited Condensed Consolidated Statement of Financial Condition.
We record contract assets within Other Current Assets on the Unaudited Condensed Consolidated Statement of Financial Condition when payment is due from a client conditioned on future performance or the occurrence of other events. We also recognize a contract asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. We apply a practical expedient to expense costs to obtain a contract as incurred when the amortization period is one year or less.

We adopted ASU 2016-01 effective January 1, 2018. ASU 2016-01 changes the requirements for certain aspects of recognition, measurement and presentation of financial assets and liabilities and amends the disclosure requirements. See Note 3 to our unaudited condensed consolidated financial statements for further information.
We adopted ASU 2016-18 effective January 1, 2018. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash equivalents. See Note 3 to our unaudited condensed consolidated financial statements for further information.
Recently Issued Accounting Standards
For a discussion of other recently issued accounting standards and their impact or potential impact on the Company's consolidated financial statements, see Note 3 to our unaudited condensed consolidated financial statements.

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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2018	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	4,125	$91.33	—	8,500,000
February 1 to February 28	1,089,499	99.33	132,602	8,367,398
March 1 to March 31	328,027	93.40	265,378	8,102,020
Total January 1 to March 31	1,421,651	$97.94	397,980	8,102,020

(1)	Includes the repurchase of 1,023,671 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2018.

(2)
On October 23, 2017, our Board of Directors authorized the repurchase of Class A Shares and/or LP Units so that going forward Evercore will be able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

The agreements and other documented filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 2, 2018

Evercore Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer