Form 10-Q
period 2018-06-30
Evercore Inc.
filed 2018-08-01
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 25, 2018 was 40,956,001. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 25, 2018 was 86 (excluding 14 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and Cash Equivalents	$403,929	$609,587
Marketable Securities and Certificates of Deposit	249,929	128,559
Financial Instruments Owned and Pledged as Collateral at Fair Value	18,761	19,374
Securities Purchased Under Agreements to Resell	10,625	10,645
Accounts Receivable (net of allowances of $3,426 and $2,772 at June 30, 2018 and December 31, 2017, respectively)	273,997	184,993
Receivable from Employees and Related Parties	21,099	17,030
Other Current Assets	18,585	30,017
Total Current Assets	996,925	1,000,205
Investments	89,582	98,313
Deferred Tax Assets	227,838	198,894
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $78,731 and $70,264 at June 30, 2018 and December 31, 2017, respectively)	66,830	68,593
Goodwill	132,669	134,231
Intangible Assets (net of accumulated amortization of $36,616 and $32,018 at June 30, 2018 and December 31, 2017, respectively)	14,979	19,577
Other Assets	83,701	65,073
Total Assets	$1,612,524	$1,584,886
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$285,646	$340,165
Accounts Payable and Accrued Expenses	39,737	34,111
Securities Sold Under Agreements to Repurchase	29,402	30,027
Payable to Employees and Related Parties	44,581	31,167
Taxes Payable	6,285	16,494
Other Current Liabilities	23,725	12,088
Total Current Liabilities	429,376	464,052
Notes Payable	168,477	168,347
Subordinated Borrowings	—	6,799
Amounts Due Pursuant to Tax Receivable Agreements	101,091	90,375
Other Long-term Liabilities	62,580	58,945
Total Liabilities	761,524	788,518
Commitments and Contingencies (Note 16)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 65,623,354 and 62,119,904 issued at June 30, 2018 and December 31, 2017, respectively, and 40,944,362 and 39,102,154 outstanding at June 30, 2018 and December 31, 2017, respectively)	656	621
Class B, par value $0.01 per share (1,000,000 shares authorized, 86 and 82 issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	—	—
Additional Paid-In-Capital	1,721,668	1,600,699
Accumulated Other Comprehensive Income (Loss)	(31,486)	(31,411)
Retained Earnings	198,815	79,461
Treasury Stock at Cost (24,678,992 and 23,017,750 shares at June 30, 2018 and December 31, 2017, respectively)	(1,265,927)	(1,105,406)
Total Evercore Inc. Stockholders' Equity	623,726	543,964
Noncontrolling Interest	227,274	252,404
Total Equity	851,000	796,368
Total Liabilities and Equity	$1,612,524	$1,584,886

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Investment Banking:(1)
Advisory Fees	$362,995	$294,804	$741,310	$607,088
Underwriting Fees	21,065	9,156	51,344	19,136
Commissions and Related Fees	51,076	53,824	94,110	103,508
Asset Management and Administration Fees(1)	12,170	15,471	23,925	30,753
Other Revenue, Including Interest and Investments(1)	6,239	2,017	10,768	6,810
Total Revenues	453,545	375,272	921,457	767,295
Interest Expense	5,068	4,802	9,417	9,578
Net Revenues	448,477	370,470	912,040	757,717
Expenses
Employee Compensation and Benefits	265,591	236,856	541,085	442,414
Occupancy and Equipment Rental	14,478	13,585	27,882	26,660
Professional Fees(1)	20,833	9,908	36,883	26,653
Travel and Related Expenses	17,622	16,883	33,978	31,863
Communications and Information Services	10,360	9,941	21,044	20,252
Depreciation and Amortization	6,746	6,047	13,394	11,846
Execution, Clearing and Custody Fees(1)	1,560	3,658	4,750	7,517
Special Charges	—	21,507	1,897	21,507
Acquisition and Transition Costs	—	377	21	377
Other Operating Expenses(1)	6,505	5,442	13,775	11,033
Total Expenses	343,695	324,204	694,709	600,122
Income Before Income from Equity Method Investments and Income Taxes	104,782	46,266	217,331	157,595
Income from Equity Method Investments	2,419	2,070	4,544	3,680
Income Before Income Taxes	107,201	48,336	221,875	161,275
Provision for Income Taxes	25,541	22,459	30,479	40,751
Net Income	81,660	25,877	191,396	120,524
Net Income Attributable to Noncontrolling Interest	12,729	7,693	26,922	21,569
Net Income Attributable to Evercore Inc.	$68,931	$18,184	$164,474	$98,955
Net Income Attributable to Evercore Inc. Common Shareholders	$68,931	$18,184	$164,474	$98,955
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,889	40,109	40,653	40,294
Diluted	45,299	44,706	45,377	45,319
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$1.69	$0.45	$4.05	$2.46
Diluted	$1.52	$0.41	$3.62	$2.18

Dividends Declared per Share of Class A Common Stock	$0.50	$0.34	$0.90	$0.68

(1)	Certain balances in the prior period were reclassified to conform to their current presentation. See Note 2 for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$81,660	$25,877	$191,396	$120,524
Other Comprehensive Income, net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	119	416	(422)	377
Foreign Currency Translation Adjustment Gain (Loss), net	(6,496)	900	(2,301)	1,161
Other Comprehensive Income (Loss)	(6,377)	1,316	(2,723)	1,538
Comprehensive Income	75,283	27,193	188,673	122,062
Comprehensive Income Attributable to Noncontrolling Interest	11,789	7,953	26,503	21,873
Comprehensive Income Attributable to Evercore Inc.	$63,494	$19,240	$162,170	$100,189

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2018
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2017	62,119,904	$621	$1,600,699	$(31,411)	$79,461	(23,017,750)	$(1,105,406)	$252,404	$796,368
Cumulative Effect of Accounting Change(1)	—	—	—	2,229	(2,229)	—	—	—	—
Net Income	—	—	—	—	164,474	—	—	26,922	191,396
Other Comprehensive Income (Loss)	—	—	—	(2,304)	—	—	—	(419)	(2,723)
Treasury Stock Purchases	—	—	—	—	—	(1,661,242)	(160,521)	—	(160,521)
Evercore LP Units Converted into Class A Common Stock	1,054,707	11	56,968	—	—	—	—	(41,565)	15,414
Equity-based Compensation Awards	2,448,743	24	89,459	—	—	—	—	9,997	99,480
Dividends	—	—	—	—	(42,891)	—	—	—	(42,891)
Noncontrolling Interest (Note 13)	—	—	(25,458)	—	—	—	—	(20,065)	(45,523)
Balance at June 30, 2018	65,623,354	$656	$1,721,668	$(31,486)	$198,815	(24,678,992)	$(1,265,927)	$227,274	$851,000

	For the Six Months Ended June 30, 2017
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2016	58,292,567	$582	$1,368,122	$(50,096)	$20,343	(19,101,711)	$(811,653)	$256,033	$783,331
Net Income	—	—	—	—	98,955	—	—	21,569	120,524
Other Comprehensive Income	—	—	—	1,234	—	—	—	304	1,538
Treasury Stock Purchases	—	—	—	—	—	(3,092,175)	(231,065)	—	(231,065)
Evercore LP Units Purchased or Converted into Class A Common Stock	654,832	7	24,545	—	—	—	—	(26,360)	(1,808)
Equity-based Compensation Awards	2,489,349	25	79,029	—	—	—	—	(3,119)	75,935
Dividends	—	—	—	—	(34,223)	—	—	—	(34,223)
Noncontrolling Interest (Note 13)	—	—	(7,054)	—	—	—	—	(8,074)	(15,128)
Balance at June 30, 2017	61,436,748	$614	$1,464,642	$(48,862)	$85,075	(22,193,886)	$(1,042,718)	$240,353	$699,104

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net Income	$191,396	$120,524
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	1,941	1,135
Equity Method Investments	3,673	2,698
Equity-Based and Other Deferred Compensation	141,225	99,237
Impairment of Goodwill and Equity Method Investments	—	21,507
Depreciation, Amortization and Accretion	13,523	11,969
Bad Debt Expense	1,622	1,140
Deferred Taxes	(1,576)	(6,425)
Decrease (Increase) in Operating Assets:
Marketable Securities	36	367
Financial Instruments Owned and Pledged as Collateral at Fair Value	508	3,876
Securities Purchased Under Agreements to Resell	(50)	(4,674)
Accounts Receivable	(92,014)	48,588
Receivable from Employees and Related Parties	(4,075)	(1,019)
Other Assets	(4,401)	9,134
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(81,922)	(128,598)
Accounts Payable and Accrued Expenses	6,506	(1,534)
Securities Sold Under Agreements to Repurchase	(447)	777
Payables to Employees and Related Parties	13,415	11,107
Taxes Payable	(11,125)	(18,266)
Other Liabilities	(3,728)	(15,739)
Net Cash Provided by Operating Activities	174,507	155,804
Cash Flows From Investing Activities
Investments Purchased	(45)	(49)
Distributions of Private Equity Investments	1,578	514
Marketable Securities:
Proceeds from Sales and Maturities	41,950	23,124
Purchases	(176,202)	(14,736)
Maturity of Certificates of Deposit	63,527	—
Purchase of Certificates of Deposit	(50,000)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(7,178)	(16,804)
Net Cash Provided by (Used in) Investing Activities	(126,370)	(7,951)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	830	110
Distributions to Noncontrolling Interests	(20,584)	(15,944)
Short-Term Borrowing	30,000	30,000
Repayment of Short-Term Borrowing	(30,000)	(30,000)
Repayment of Subordinated Borrowings	(6,799)	(9,751)
Purchase of Treasury Stock and Noncontrolling Interests	(185,373)	(240,377)
Dividends - Class A Stockholders	(37,019)	(29,510)
Net Cash Provided by (Used in) Financing Activities	(248,945)	(295,472)
Effect of Exchange Rate Changes on Cash	(1,576)	(54)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(202,384)	(147,673)
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	617,385	575,637
Cash, Cash Equivalents and Restricted Cash-End of Period	$415,001	$427,964
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$9,636	$9,322
Payments for Income Taxes	$32,796	$66,963
Accrued Dividends	$5,869	$4,714
Settlement of Contingent Consideration	$—	$10,780
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
The Investment Banking segment includes the advisory business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures, shareholder activism and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on secondary transactions for private funds interests. The Investment Banking business also includes the Evercore ISI business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors. On April 23, 2018, the Company announced the expansion of its global investment banking platform by establishing a Real Estate Capital Advisory business ("RECA") within its existing Private Capital Advisory L.P. ("PCA") business. See Note 5 for further information.
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
International Strategy & Investment (U.K.) Limited ("ISI U.K.") and Evercore Partners International LLP ("Evercore U.K.") are also VIEs and the Company is the primary beneficiary of these VIEs. Specifically for ISI U.K., the Company provides financial support through a transfer pricing agreement with this entity, which exposes the Company to losses that are potentially significant to the entity, and has decision making authority that significantly affects the economic performance of the entity. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition ISI U.K. and Evercore U.K. assets of $96,871 and liabilities of $68,714 at June 30, 2018 and assets of $126,078 and liabilities of $102,487 at December 31, 2017.
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
Reclassifications - During 2018, certain balances on the Unaudited Condensed Consolidated Statements of Operations for the prior period were reclassified to conform to their current presentation.
Execution, Clearing and Custody Fees - Other Operating Expenses of $3,363 and $6,889 for the three and six months ended June 30, 2017, respectively, and Professional Fees of $295 and $628 for the three and six months ended June 30, 2017, respectively, were reclassified to a new expense line item "Execution, Clearing and Custody Fees" on the Unaudited Condensed Consolidated Statements of Operations.
Other Revenue, Including Interest and Investments - The Company renamed "Other Revenue, Including Interest" to "Other Revenue, Including Interest and Investments" on the Unaudited Condensed Consolidated Statements of Operations and reclassified ($253) and ($263) of principal trading losses from Investment Banking Revenue for the three and six months ended June 30, 2017, respectively, and ($1,589) and ($525) of net realized and unrealized losses on private equity investments from Investment Management Revenue for the three and six months ended June 30, 2017, respectively, to "Other Revenue, Including Interest and Investments."
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
ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC 840, "Leases," and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The amendments in this update are effective using a modified retrospective approach at the beginning of the earliest period presented, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company anticipates adopting ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The Company is in the process of evaluating its lease agreements under ASU 2016-02, including its lease agreement to expand its New York headquarters signed on July 1, 2018. See Note 16 for further information. The adoption will result in the present value of the Company's lease commitments which have

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

a term in excess of one year being reflected on the Company's Statements of Financial Condition as a long-term asset with a corresponding long-term liability. The Company's lease commitments primarily relate to office space, as discussed in Note 16 and in Note 18 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The impact on the Company's earnings is not expected to be materially different from the current expense related to leases as required under legacy U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Unaudited Condensed Consolidated Statements of Operations.
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
ASU 2017-09 - In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 provides amendments to ASC 718, "Compensation - Stock Compensation," ("ASC 718") which provide guidance and clarity around which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2018-05 - In March 2018, the FASB issued ASU No. 2018-05, "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05"). ASU 2018-05 adds various SEC paragraphs to ASC 740, “Income

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Taxes,” ("ASC 740") pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 ("SAB 118"). The amendments in this update were effective upon issuance. See Note 18 for further information.
ASU 2018-07 - In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). ASU 2018-07 provides amendments to ASC 718 to align the accounting for share-based payment awards issued to employees and nonemployees, particularly surrounding the measurement date and impact of performance conditions. The amendments in this update are effective during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The amendments in this update should be applied by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the date of adoption, and prospectively for all new awards granted after the date of adoption. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue

The following table presents revenue recognized by the Company for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018

Investment Banking:
Advisory Fees	$362,995	$741,310
Underwriting Fees	21,065	51,344
Commissions and Related Fees	51,076	94,110
Total Investment Banking	$435,136	$886,764

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$11,297	$22,266
Institutional Asset Management	873	1,659
Total Investment Management	$12,170	$23,925
Following the adoption of ASU 2014-09, expenses related to underwriting transactions are presented gross in the results of operations of the Company, whereas under legacy U.S. GAAP these expenses were presented net. Underwriting Fees are gross of related non-compensation expenses of $1,677 and $3,797 in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018, respectively. Professional Fees, Travel and Related Expenses, Communications and Information Services and Other Operating Expenses in the Unaudited Condensed Consolidated Statements of Operations are gross of non-compensation expenses of $838, $168, $168 and $503, respectively, for the three months ended June 30, 2018 and $1,923, $375, $375 and $1,124, respectively, for the six months ended June 30, 2018.
Contract Balances
The change in the Company’s contract assets and liabilities during the period primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables and deferred revenue (contract liabilities) for the six months ended June 30, 2018 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	Receivables (Current)(1)	Receivables (Long-term)(2)	Deferred Revenue (Contract Liabilities)(3)	Deferred Revenue (Long-term Contract Liabilities)(4)
Balance at January 1, 2018	$184,993	$34,008	$3,147	$1,834
Increase (Decrease)	89,004	17,610	3,234	(103)
Balance at June 30, 2018	$273,997	$51,618	$6,381	$1,731

(1)	Included in Accounts Receivable on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(3)	Included in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.

(4)	Included in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized revenue of $2,402 and $5,244 on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018, respectively, that was previously included in deferred revenue on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
Note 5 – Business Developments, Special Charges and Intangible Asset Amortization
Business Developments

Real Estate Capital Advisory - On April 23, 2018, the Company announced the expansion of its global investment banking platform by establishing a Real Estate Capital Advisory business within its existing PCA business. This business is focused on secondary transactions for real estate oriented financial sponsors and private equity investors in conjunction with PCA’s existing fund monetization and recapitalization expertise. Certain RECA employees purchased interests in PCA, at fair value, resulting in an increase to Noncontrolling Interest of $770 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2018. See Note 13 for further information.

In conjunction with the establishment of the RECA business, the Company hired certain employees and entered into an arrangement with the former employer of these employees, which, among other things, provides for contingent consideration to be paid to the former employer of up to $4,463, based on the completion of certain client engagements. The Company accounted for this transaction as an asset acquisition and will recognize the contingent consideration paid as an expense in Professional Fees on the Company's Unaudited Condensed Consolidated Statements of Operations as the related revenue from the underlying engagements is realized. As of June 30, 2018, $1,033 was recognized pursuant to this arrangement.

The Company is the general partner of PCA. Concurrent with this transaction, the Company performed an assessment under ASC 810, "Consolidation," ("ASC 810"), and concluded that PCA remains a VIE following this transaction and determined that the Company is still the primary beneficiary of this VIE. Specifically, the Company's general partner interest provides the Company with the ability to make decisions that significantly impact the economic performance of PCA, while the limited partners do not possess substantive participating rights over PCA. The Company's assessment of the primary beneficiary included assessing which parties have the power to significantly impact the economic performance and the obligation to absorb losses, which could be potentially significant to the entity, or the right to receive benefits from the entity that could be potentially significant. The assets of PCA are not generally available to the Company and the liabilities are generally non-recourse to the Company.
Special Charges
The Company recognized $1,897 for the six months ended June 30, 2018, as Special Charges incurred related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K. The Company recognized $21,507 for the three and six months ended June 30, 2017, as Special Charges incurred related to an impairment charge of $7,107 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and an impairment charge of $14,400 associated with the impairment of the Company's investment in G5 Holdings S.A. ("G5").

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $2,190 and $4,380 for the three and six months ended June 30, 2018, respectively, and $2,357 and $4,714 for the three and six months ended June 30, 2017, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $109 and $218 for the three and six months ended June 30, 2018, respectively, and $118 and $236 for the three and six months ended June 30, 2017, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $19,338 and $22,309 as of June 30, 2018 and December 31, 2017, respectively.
The Company had $6,700 in subordinated borrowings with an executive officer of the Company as of December 31, 2017. In March 2018, the Company repaid all of these borrowings. See Note 11 for further information.
Note 7 – Marketable Securities and Certificates of Deposit
The amortized cost and estimated fair value of the Company's Marketable Securities as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments - Debt Securities	$3,645	$11	$—	$3,656	$1,806	$—	$11	$1,795
Securities Investments - Equity Securities	666	—	423	243	5,388	—	4,144	1,244
Debt Securities Carried by EGL	133,331	162	8	133,485	34,233	87	26	34,294
Investment Funds	57,093	5,460	8	62,545	22,027	5,678	6	27,699
Total	$194,735	$5,633	$439	$199,929	$63,454	$5,765	$4,187	$65,032
Scheduled maturities of the Company's available-for-sale debt securities within the Securities Investments portfolio as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,090	$3,101	$204	$204
Due after one year through five years	555	555	1,602	1,591
Total	$3,645	$3,656	$1,806	$1,795
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at June 30, 2018.
Securities Investments - Debt Securities
Securities Investments - Debt Securities are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($22) and ($35) for the three and six months ended June 30, 2018, respectively, and ($13) and ($26) for the three and six months ended June 30, 2017, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Securities Investments - Equity Securities
Securities Investments - Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, beginning on January 1, 2018, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($54) and ($65) for the three and six months ended June 30, 2018, respectively, and $21 and ($75) for the three and six months ended June 30, 2017, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of treasury bills and municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($136) and ($36) for the three and six months ended June 30, 2018, respectively, and ($220) and ($367) for the three and six months ended June 30, 2017, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $1,304 and $1,116 for the three and six months ended June 30, 2018, respectively, and $495 and $1,557 for the three and six months ended June 30, 2017, respectively.
Certificates of Deposit
At June 30, 2018, the Company held a certificate of deposit of $50,000 with a bank with an original maturity of six months when purchased. At December 31, 2017, the Company held certificates of deposit of $63,527 with certain banks with original maturities of six months or less when purchased, which matured during the first quarter of 2018.
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.5 years, as of June 30, 2018, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
As of June 30, 2018 and December 31, 2017, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	June 30, 2018		December 31, 2017
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$18,761		$19,374
Securities Purchased Under Agreements to Resell	10,625	$10,623	10,645	$10,643
Total Assets	$29,386		$30,019
Liabilities
Securities Sold Under Agreements to Repurchase	$(29,402)	$(29,411)	$(30,027)	$(30,020)
Note 9 – Investments
The Company's investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships, an equity security in a private company and investments in G5, Glisco Manager Holdings LP and Trilantic Capital Partners ("Trilantic"). The Company's investments are relatively high-risk and illiquid assets.
The Company's investments in ABS Investment Management, LLC ("ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), Luminis Partners ("Luminis") and G5 are in voting interest entities. The Company's share of earnings (losses) on these investments (through December 31, 2017 for G5, the date the Company exchanged all of its outstanding equity interests for debentures of G5) are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Other Revenue, Including Interest and Investments.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
ABS	$36,326	$39,894
Atalanta Sosnoff	13,562	13,963
Luminis	6,296	5,999
Total	$56,184	$59,856
ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS. At June 30, 2018, the Company's economic ownership interest in ABS was 46%. This investment resulted in earnings of $1,891 and $3,763 for the three and six months ended June 30, 2018, respectively, and $1,712 and $3,243 for the three and six months

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

ended June 30, 2017, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At June 30, 2018, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $231 and $484 for the three and six months ended June 30, 2018, respectively, and $326 and $431 for the three and six months ended June 30, 2017, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired a 19% interest in Luminis and accounted for its interest under the equity method of accounting. This investment resulted in earnings of $297 for the three and six months ended June 30, 2018 and $57 for the three and six months ended June 30, 2017, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $223 and $445 for the three and six months ended June 30, 2018, respectively, and $391 and $781 for the three and six months ended June 30, 2017, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company recorded its investment in G5 as a held-to-maturity debt security of $10,995 within Investments on the Unaudited Condensed Consolidated Statement of Financial Condition as of December 31, 2017, representing the fair value of the debentures at the date of the exchange. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company will accrete its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian Real to the U.S. Dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. This investment had a balance of $9,592 as of June 30, 2018.
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
On December 31, 2014, ECP II was terminated. The Company's investment at June 30, 2018 of $776 is comprised of its remaining interest in the general partner, including $765 in cash and $11 in securities.
A summary of the Company's investment in the private equity funds as of June 30, 2018 and December 31, 2017 was as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2018	December 31, 2017
ECP II	$776	$833
Glisco II and Glisco III	4,127	6,558
Trilantic IV and Trilantic V	5,760	6,421
Total Private Equity Funds	$10,663	$13,812
Net realized and unrealized gains (losses) on private equity fund investments were ($204) and $142 for the three and six months ended June 30, 2018, respectively, and ($2,532) and ($2,193) for the three and six months ended June 30, 2017, respectively. During the six months ended June 30, 2018, Glisco II, Trilantic IV and Trilantic V made distributions of $2,011, $194 and $997, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2018, there was no previously distributed carried interest received from the Company's managed funds that was subject to repayment.
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
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $6,208 and $8,730 included in its Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of June 30, 2018 and December 31, 2017 was $8,721 and $10,996, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the six months ended June 30, 2018, $417 of this investment was allocated to Trilantic Fund V. From 2010 to 2017, $4,513 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $9,982 and $10,399 as of June 30, 2018 and December 31, 2017, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $683 was unfunded at June 30, 2018. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Other Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $1,079 as of June 30, 2018 and December 31, 2017.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $2,082 and $2,172 as of June 30, 2018 and December 31, 2017, respectively.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at June 30, 2018 and December 31, 2017 are based on prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2018
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$108,539	$54,161	$—	$162,700
Securities Investments(2)	6,681	1,356	—	8,037
Investment Funds	62,545	—	—	62,545
Financial Instruments Owned and Pledged as Collateral at Fair Value	18,761	—	—	18,761
Other	—	115	—	115
Total Assets Measured At Fair Value	$196,526	$55,632	$—	$252,158

	December 31, 2017
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$—	$44,648	$—	$44,648
Securities Investments(2)	4,336	1,795	—	6,131
Investment Funds	27,699	—	—	27,699
Financial Instruments Owned and Pledged as Collateral at Fair Value	19,374	—	—	19,374
Total Assets Measured At Fair Value	$51,409	$46,443	$—	$97,852

(1)
Includes $29,215 and $10,354 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017, respectively.

(2)
Includes $4,138 and $3,092 of treasury bills and notes and municipal bonds classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017, respectively.

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
The Company had no transfers between fair value levels during for the six months ended June 30, 2018 or the year ended December 31, 2017.
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities, which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition, are listed in the tables below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		June 30, 2018
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$370,576	$370,576	$—	$—	$370,576
Certificates of Deposit	50,000	—	50,000	—	50,000
Debt Security Investment	9,592	—	—	9,592	9,592
Securities Purchased Under Agreements to Resell	10,625	—	10,625	—	10,625
Accounts Receivable	273,997	—	273,997	—	273,997
Receivable from Employees and Related Parties	21,099	—	21,099	—	21,099
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$39,737	$—	$39,737	$—	$39,737
Securities Sold Under Agreements to Repurchase	29,402	—	29,402	—	29,402
Payable to Employees and Related Parties	44,581	—	44,581	—	44,581
Notes Payable	168,477	—	166,037	—	166,037

		December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$596,141	$596,141	$—	$—	$596,141
Certificates of Deposit	63,527	—	63,527	—	63,527
Debt Security Investment	10,995	—	—	10,995	10,995
Securities Purchased Under Agreements to Resell	10,645	—	10,645	—	10,645
Accounts Receivable	184,993	—	184,993	—	184,993
Receivable from Employees and Related Parties	17,030	—	17,030	—	17,030
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$34,111	$—	$34,111	$—	$34,111
Securities Sold Under Agreements to Repurchase	30,027	—	30,027	—	30,027
Payable to Employees and Related Parties	31,167	—	31,167	—	31,167
Notes Payable	168,347	—	171,929	—	171,929
Subordinated Borrowings	6,799	—	6,859	—	6,859
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2018, the Company was in compliance with all of these covenants.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Notes Payable is comprised of the following as of June 30, 2018 and December 31, 2017:

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	June 30, 2018	December 31, 2017
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,729	$37,684
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,410	66,356
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,517	47,493
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,821	16,814
Total			$168,477	$168,347

(a)	Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
The Company had subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings had a coupon of 5.5%, payable semi-annually. In March 2018, the Company repaid $6,700 of the original borrowings and in May 2018, the Company repaid the remaining $99 of the original borrowings. In February and April 2017, the Company repaid $6,000 and $3,751, respectively, of the original borrowings. The Company had $6,799 in subordinated borrowings pursuant to these agreements as of December 31, 2017.
Note 12 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on July 23, 2018, a quarterly cash dividend of $0.50 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of August 31, 2018, which will be paid on September 14, 2018. During the six months ended June 30, 2018, the Company declared and paid dividends of $0.90 per share, totaling $37,022, and accrued deferred cash dividends on unvested RSUs, totaling $5,869.
Treasury Stock – During the six months ended June 30, 2018, the Company purchased 1,036 Class A Shares primarily from employees at values ranging from $89.98 to $107.68 per share (at an average cost per share of $99.66), primarily for the net settlement of stock-based compensation awards, and 625 Class A Shares at market values ranging from $85.91 to $95.98 per share (at an average cost per share of $91.61) pursuant to the Company's share repurchase program. The aggregate 1,661 Class A Shares were purchased at an average cost per share of $96.63 and the result of these purchases was an increase in Treasury Stock of $160,521 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2018.
LP Units – During the six months ended June 30, 2018, 1,055 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $11 and $41,554, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2018.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2018, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net and Foreign Currency Translation Adjustment Gain (Loss), net, of ($3,651) and ($27,835), respectively.

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
Note 13 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to the following approximate interests in certain consolidated subsidiaries, which are not owned by the Company:

	June 30,
	2018	2017
Subsidiary:
Evercore LP	11%	13%
Evercore Wealth Management ("EWM")(1)	44%	43%
PCA(1)	24%	26%
(1) Noncontrolling Interests represent a blended rate for multiple classes of interests.
The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the six months ended June 30, 2018 and 2017 were as follows:

	For the Six Months Ended June 30,
	2018	2017
Beginning balance	$252,404	$256,033

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	26,922	21,569
Other Comprehensive Income (Loss)	(419)	304
Total Comprehensive Income	26,503	21,873

Evercore LP Units Purchased or Converted into Class A Shares	(41,565)	(26,360)

Amortization and Vesting of LP Units/Interests	9,997	(3,119)

Other Items:
Distributions to Noncontrolling Interests	(20,584)	(15,944)
Issuance of Noncontrolling Interest	830	8,279
Purchase of Noncontrolling Interest	(311)	(261)
Other, net	—	(148)
Total Other Items	(20,065)	(8,074)

Ending balance	$227,274	$240,353
Other Comprehensive Income - Other Comprehensive Income attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of $17 and ($64) for the three and six months ended June 30, 2018, respectively, and $82 and $74 for the three and six months ended June 30, 2017, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($957) and ($355) for the three and six months ended June 30, 2018, respectively, and $178 and $230 for the three and six months ended June 30, 2017, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Interests Issued - During the second quarter of 2018, in conjunction with the establishment of the RECA business, certain employees of that business purchased interests, at fair value, in PCA, resulting in an increase to Noncontrolling Interest of $770 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2018. See Note 5 for further information.
During the six months ended June 30, 2017, the Company issued 111 Class A LP Units as settlement of contingent consideration, resulting in an increase to Noncontrolling Interest of $8,169 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2017.
Interests Purchased - On March 29, 2018, the Company purchased, at fair value, an additional 15% of PCA for $25,525 and on March 3, 2017, the Company purchased, at fair value, an additional 13% of PCA for $7,071. These purchases resulted in a decrease to Noncontrolling Interest of $298 and $261 and a decrease to Additional Paid-In-Capital of $25,227 and $6,810, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2018 and 2017, respectively.
During the six months ended June 30, 2017, the Company purchased 30 LP Units and certain other rights from noncontrolling interest holders, resulting in a decrease to Noncontrolling Interest of $2,391 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2017.
Note 14 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and six months ended June 30, 2018 and 2017 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$68,931	$18,184	$164,474	$98,955
Denominator:
Weighted average Class A Shares outstanding, including vested restricted stock units ("RSUs ")	40,889	40,109	40,653	40,294
Basic net income per share attributable to Evercore Inc. common shareholders	$1.69	$0.45	$4.05	$2.46
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$68,931	$18,184	$164,474	$98,955
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$68,931	$18,184	$164,474	$98,955
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,889	40,109	40,653	40,294
Assumed exchange of LP Units for Class A Shares(a)(b)	1,297	—	1,459	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,713	2,058	2,865	2,468
Shares that are contingently issuable(c)	400	2,539	400	2,557
Diluted weighted average Class A Shares outstanding	45,299	44,706	45,377	45,319
Diluted net income per share attributable to Evercore Inc. common shareholders	$1.52	$0.41	$3.62	$2.18

(a)
The Company has outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which convert into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately become exchangeable into Class A Shares on a one-for-one basis. During the three and six months ended June 30, 2018 and 2017, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

(b)
The Company also has outstanding Class A and E LP Units in Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and six months ended June 30, 2018 and 2017, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,132 and 5,179 for the three and six months ended June 30, 2018, respectively, and 6,005 and 6,051 for the three and six months ended June 30, 2017, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $9,114 and $20,459 for the three and six months ended June 30, 2018, respectively, and $2,728 and $14,118 for the three and six months ended June 30, 2017, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and, that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

(c)
The Company previously had outstanding Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") which were contingently exchangeable into Class E LP Units, and ultimately Class A Shares, and has outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, and outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. In July 2017, the Company exchanged all of the outstanding Class H LP Interests for a number of Class J LP Units. As of December 31, 2017, all of the Class G LP Interests either converted into Class E LP Units or were forfeited pursuant to their performance terms. See Note 15 for further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class G and H LP Interests and Class I-P and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Interests/Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 400 for the three and six months ended June 30, 2018 and 2,539 and 2,557 for the three and six months ended June 30, 2017, respectively.

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
Note 15 – Share-Based and Other Deferred Compensation
LP Units
Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that vested ratably on October 31, 2015, 2016 and 2017 and became exchangeable into Class A Shares upon vesting, subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $5,682 and $10,438 for the three and six months ended June 30, 2017, respectively. The Class E LP Units were fully expensed at December 31, 2017.
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
In July 2017, the Company exchanged all of the outstanding 4,148 Class H LP Interests for 1,012 vested (963 of which are subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units convert into an equal amount of Class E LP Units, and become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company is expensing the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $3,700 and $7,572 for the three and six months ended June 30, 2018, respectively.
Based on Evercore ISI's results for the first six months of 2017, as well as the Company's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business, the Company determined that the achievement of the remaining performance thresholds for certain of the Class G LP Interests was no longer probable at March 31, 2017 or June 30, 2017. Prior to the exchange into Class J LP Units in 2017, the Company had determined that the achievement of the remaining performance thresholds for certain of the Class H LP Interests was probable at June 30, 2017, but at a lower assumed performance level than previously determined. These determinations resulted in previously recognized expense of $26,224 for certain of the Class G and H LP Interests being reversed during the first quarter of 2017. The determination assumed a Management Basis EBIT margin of 11.7% and an annual Management Basis EBIT of $26,904 being achieved in 2017 and a Management Basis EBIT margin of 14.0% and an annual Management Basis EBIT of $34,357 being achieved in 2018 and 2019 for Evercore ISI, which would have resulted in 2,005 Class H LP Interests vesting and becoming exchangeable into Class E LP Units. Accordingly, $11,324 of expense was recorded and $14,900 of expense was reversed for the three and six months ended June 30, 2017, respectively, for the Class G and H LP Interests.
During the first quarter of 2017, the Company amended the terms of 19 Class E LP Units, 14 Class G LP Interests and 162 Class H LP Interests for an exiting employee. The amendment resulted in expense, included within compensation expense related to the Class E LP Units and Class G and H LP Interests above, of $6,554 and $3,532 for the three and six months ended June 30, 2017, respectively, reflecting the reversal of all previous expense related to these awards and the subsequent amortization of the awards at the amended grant date fair value of $14,891. These awards were amortized ratably through June 30, 2017.
Other Performance-based Awards - In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Executive Chairman. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,152 and $2,291 for the three and six months ended June 30, 2018 and 2017, respectively.
In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. An additional 16 Class K-P Units may be issued contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. The Company determined the fair value of the award probable to vest to be $5,000 and will record expense for these units over the service period. Compensation expense related to this award was $299 and $595 for the three and six months ended June 30, 2018, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Stock Incentive Plan
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 5,399 and 7,423 as of June 30, 2018 and 2017, respectively.
The Company also grants, at its discretion, dividend equivalents, in the form of unvested RSU awards, or deferred cash dividends, concurrently with the payment of dividends to the holders of Class A Shares, on all unvested RSU grants awarded in conjunction with annual bonuses, as well as new hire awards. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
The Company estimates forfeitures in the aggregate compensation cost to be amortized over the requisite service period of its awards. The Company periodically monitors its estimated forfeiture rate and adjusts its assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.
Equity Grants
During the six months ended June 30, 2018, pursuant to the 2016 Plan, the Company granted employees 1,885 RSUs that are Service-based Awards. Service-based Awards granted during the six months ended June 30, 2018 had grant date fair values of $86.23 to $109.85 per share. During the six months ended June 30, 2018, 2,417 Service-based Awards vested and 37 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $46,375 and $89,106 for the three and six months ended June 30, 2018, respectively, and $41,825 and $82,869 for the three and six months ended June 30, 2017, respectively.
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
Compensation expense related to deferred cash awards was $15,750 and $28,341 for the three and six months ended June 30, 2018, respectively, and $5,423 and $9,820 for the three and six months ended June 30, 2017, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 and January 1, 2017. These awards, which aggregate $56,222 of liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2018, are due to be paid, in cash or Class A Shares, at

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

the Company's discretion, in three equal installments in the first quarter of 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013) and in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $6,948 and $14,075 for the three and six months ended June 30, 2018, respectively, and $6,700 and $12,558 for the three and six months ended June 30, 2017, respectively. In conjunction with this plan, the Company distributed cash payments of $4,532 and $19,401 for the six months ended June 30, 2018 and 2017, respectively.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $4,787 and $8,109 for the three and six months ended June 30, 2018, respectively, and $4,857 and $9,030 for the three and six months ended June 30, 2017, respectively. The remaining unamortized amount of these awards was $37,282 as of June 30, 2018.
Separation and Transition Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $3,066 and $6,484 for the three and six months ended June 30, 2018, respectively, and $2,859 and $3,468 for the three and six months ended June 30, 2017, respectively. In conjunction with these arrangements, the Company distributed cash payments of $2,997 and $5,873 for the three and six months ended June 30, 2018, respectively, and $2,235 and $2,346 for the three and six months ended June 30, 2017, respectively.
Note 16 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2025. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $10,454 and $20,571 for the three and six months ended June 30, 2018, respectively, and $10,371 and $19,888 for the three and six months ended June 30, 2017, respectively.
On July 1, 2018, the Company entered into a new lease agreement for office space at its headquarters at 55 East 52nd St., New York, New York. Under the terms of the agreement, the Company committed to extend the lease term for its current space and add space on up to seven additional floors, three of which commence as of the lease’s effective date. The Company anticipates it will take possession of the remainder of these floors over the next five years. When all floors have commenced, the Company will have approximately 350,000 square feet of space at this location. The lease term for all current and prospective space will end on June 30, 2034. The Company anticipates that the approximate aggregate additional minimum future payments under this arrangement, net of rent abatement and certain other rent credits, will be as follows:

2018	$31
2019	629
2020	6,240
2021	11,671
2022	16,641
Thereafter	402,976
Total	$438,188

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Private Equity – As of June 30, 2018, the Company had unfunded commitments for capital contributions of $3,255 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. The Company was in compliance with these covenants as of June 30, 2018. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30,000 on this facility, which was repaid on March 2, 2018. The facility was renewed on June 21, 2018, and the maturity date was extended to June 21, 2019.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10,037 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments – In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At June 30, 2018, the Company had a remaining commitment for contingent consideration related to its acquisition of Kuna & Co. KG in 2015.
The Company also had a commitment at June 30, 2018 for contingent consideration related to an arrangement with the former employer of certain RECA employees. See Note 5 for further information.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,
	2018	2017
Cash and Cash Equivalents	$403,929	$410,212
Restricted Cash included in Other Assets	11,072	17,752
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$415,001	$427,964
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Foreign Exchange – The Company entered into foreign currency exchange forward contracts to sell 2.2 billion Japanese yen for $20,136 during the second quarter of 2018 to fix the exchange rate for Japanese yen denominated accounts receivable. These contracts settle during the third quarter of 2018. The contracts are recorded at their fair value of $115 as of June 30, 2018, and are included in Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
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
Note 17 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of June 30, 2018 and December 31, 2017 was $217,658 and $238,588, respectively, which exceeded the minimum net capital requirement by $217,408 and $238,338, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2018.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of June 30, 2018.
Note 18 – Income Taxes
The Company's Provision for Income Taxes was $25,541 and $30,479 for the three and six months ended June 30, 2018, respectively, and $22,459 and $40,751 for the three and six months ended June 30, 2017, respectively. The effective tax rate was 24% and 14% for the three and six months ended June 30, 2018, respectively, and 46% and 25% for the three and six months ended June 30, 2017, respectively. In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in 2018 and future years, the Company's effective tax rate for the three and six months ended June 30, 2018 was reduced by 13 and 12 percentage points, respectively, before the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The effective tax rate for the three and six months ended June 30, 2018 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of 2016-09 resulted in excess tax benefits from the delivery of Class A common stock under share-based payment arrangements of $22,222 and $23,172 being recognized in the Company's Provision for Income Taxes for the six months ended June 30, 2018 and 2017, respectively, and resulted in a reduction in the effective tax rate of 10 and 14 percentage points for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for 2018 and 2017 also reflects the effect of certain nondeductible expenses, including expenses related to Class E, J, I-P and K-P LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.
On December 22, 2017, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available or computed analysis in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The Company recognized a provisional tax impact related to the re-measurement of net deferred tax assets, the write down of other comprehensive income related to certain foreign subsidiaries, the valuation allowance and effects of the mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries within its consolidated financial statements for the year ended December 31, 2017. The Company's estimated tax charge as a result of the Tax Cuts and Jobs Act could be subject to adjustments as the Company continues its analysis, which may be impacted by changes in interpretations and assumptions the Company has made in conjunction with the release of additional regulatory guidance that may be issued. There were no changes to the provisional amounts recognized in 2017; the Company expects to record any adjustments to the estimated tax impact associated with the Tax Cuts and Jobs Act in the period in which the items are recognized.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Additionally, the Company expects to recognize the income tax effects associated with the new global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and six months ended June 30, 2018, no additional income tax expense associated with the GILTI provisions has been reported and it is not expected to be material to the Company’s effective tax rate for the year.
The Company reported an increase in deferred tax assets of $130 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $1,108 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2018. The Company reported a decrease in deferred tax assets of $205 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $629 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2017.
As of June 30, 2018, the Company had no unrecognized tax benefits.
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
The Company's segment information for the three and six months ended June 30, 2018 and 2017 is prepared using the following methodology:

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

•
Special Charges - Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K. Also includes expenses in 2017 related to the impairment of goodwill in the Company's Institutional Asset Management reporting unit and the impairment of the Company's investment in G5.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and six months ended June 30, 2018.
The following information presents each segment's contribution.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Investment Banking
Net Revenues(1)	$435,675	$356,409	$885,875	$727,179
Operating Expenses	327,137	269,717	658,820	551,309
Other Expenses(2)	5,880	33,894	13,917	14,915
Operating Income	102,658	52,798	213,138	160,955
Income (Loss) from Equity Method Investments	297	113	297	(36)
Pre-Tax Income	$102,955	$52,911	$213,435	$160,919
Identifiable Segment Assets	$1,354,810	$1,135,094	$1,354,810	$1,135,094
Investment Management
Net Revenues(1)	$12,802	$14,061	$26,165	$30,538
Operating Expenses	10,678	13,109	21,951	26,414
Other Expenses(2)	—	7,484	21	7,484
Operating Income (Loss)	2,124	(6,532)	4,193	(3,360)
Income from Equity Method Investments	2,122	1,957	4,247	3,716
Pre-Tax Income (Loss)	$4,246	$(4,575)	$8,440	$356
Identifiable Segment Assets	$257,714	$316,192	$257,714	$316,192
Total
Net Revenues(1)	$448,477	$370,470	$912,040	$757,717
Operating Expenses	337,815	282,826	680,771	577,723
Other Expenses(2)	5,880	41,378	13,938	22,399
Operating Income	104,782	46,266	217,331	157,595
Income from Equity Method Investments	2,419	2,070	4,544	3,680
Pre-Tax Income	$107,201	$48,336	$221,875	$161,275
Identifiable Segment Assets	$1,612,524	$1,451,286	$1,612,524	$1,451,286

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Investment Banking(A)	$539	$(1,375)	$(889)	$(2,553)
Investment Management(B)	632	(1,410)	2,240	(215)
Total Other Revenue, net	$1,171	$(2,785)	$1,351	$(2,768)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2,300 and $4,561 for the three and six months ended June 30, 2018, respectively, and $2,425 and $5,006 for the three and six months ended June 30, 2017, respectively. Also includes ($253) and ($263) of principal trading losses for the three and six months ended June 30, 2017, respectively, to conform to the current presentation.

(B)	Includes ($1,589) and ($525) of net realized and unrealized losses on private equity investments for the three and six months ended June 30, 2017, respectively, to conform to the current presentation.

(2)	Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$3,723	$17,102	$7,706	$(4,269)
Special Charges	—	14,400	1,897	14,400
Intangible Asset and Other Amortization	2,157	2,392	4,314	4,784
Total Investment Banking	5,880	33,894	13,917	14,915
Investment Management
Special Charges	—	7,107	—	7,107
Acquisition and Transition Costs	—	377	21	377
Total Investment Management	—	7,484	21	7,484
Total Other Expenses	$5,880	$41,378	$13,938	$22,399
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Revenues:(1)
United States	$346,225	$274,652	$732,742	$537,752
Europe and Other	91,933	96,589	157,163	219,500
Latin America	9,148	2,014	20,784	3,233
Total	$447,306	$373,255	$910,689	$760,485
(1) Excludes Other Revenue, Including Interest and Investments, and Interest Expense.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company's total assets are located in the following geographical areas:

	June 30, 2018	December 31, 2017
Total Assets:
United States	$1,355,434	$1,284,163
Europe and Other	188,487	234,984
Latin America	68,603	65,739
Total	$1,612,524	$1,584,886

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

•
Special Charges - Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing our agency trading platform in the U.K. Also includes expenses in 2017 related to the impairment of goodwill in the Company's Institutional Asset Management reporting unit and the impairment of the Company's investment in G5.

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
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. We adopted ASU 2016-09 on January 1, 2017, which resulted in excess tax benefits and deficiencies from the delivery of Class A Shares under share-based payment arrangements being recognized in the Company's Provision for Income Taxes, rather than in Additional Paid-In-Capital under legacy U.S. GAAP. In addition, net deferred tax assets are impacted by changes to statutory tax rates in the period of enactment. See Note 18 to our unaudited condensed consolidated financial statements for further information.
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

Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2018 and 2017. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.
During 2018, certain balances for the prior period were reclassified to conform to their current presentation. We disaggregated "Investment Banking Revenue" into "Advisory Fees," "Underwriting Fees" and "Commissions and Related Fees" and renamed "Investment Management Revenue" to "Asset Management and Administration Fees," which includes management fees from our wealth management and institutional asset management businesses.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$362,995	$294,804	23%	$741,310	$607,088	22%
Underwriting Fees(1)	21,065	9,156	130%	51,344	19,136	168%
Commissions and Related Fees	51,076	53,824	(5%)	94,110	103,508	(9%)
Asset Management and Administration Fees	12,170	15,471	(21%)	23,925	30,753	(22%)
Other Revenue, Including Interest and Investments(2)	6,239	2,017	209%	10,768	6,810	58%
Total Revenues	453,545	375,272	21%	921,457	767,295	20%
Interest Expense	5,068	4,802	6%	9,417	9,578	(2%)
Net Revenues	448,477	370,470	21%	912,040	757,717	20%
Expenses
Operating Expenses	337,815	282,826	19%	680,771	577,723	18%
Other Expenses	5,880	41,378	(86%)	13,938	22,399	(38%)
Total Expenses	343,695	324,204	6%	694,709	600,122	16%
Income Before Income from Equity Method Investments and Income Taxes	104,782	46,266	126%	217,331	157,595	38%
Income from Equity Method Investments	2,419	2,070	17%	4,544	3,680	23%
Income Before Income Taxes	107,201	48,336	122%	221,875	161,275	38%
Provision for Income Taxes	25,541	22,459	14%	30,479	40,751	(25%)
Net Income	81,660	25,877	216%	191,396	120,524	59%
Net Income Attributable to Noncontrolling Interest	12,729	7,693	65%	26,922	21,569	25%
Net Income Attributable to Evercore Inc.	$68,931	$18,184	279%	$164,474	$98,955	66%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$1.52	$0.41	271%	$3.62	$2.18	66%

(1)
The application of ASU 2014-09 resulted in client related expenses for underwriting transactions being presented gross in related revenues and expenses for the three and six months ended June 30, 2018. Underwriting Fees reflect revenues for client related expenses of $1.7 million and $3.8 million for the three and six months ended June 30, 2018, respectively.

(2)
Includes ($0.3) million of principal trading losses for the three and six months ended June 30, 2017 and ($1.6) million and ($0.5) million of net realized and unrealized losses on private equity investments for the three and six months ended June 30, 2017, respectively, in order to conform to the current period's presentation.

As of June 30, 2018 and 2017, we employed approximately 1,650 and 1,525 people, respectively, worldwide.
Three Months Ended June 30, 2018 versus June 30, 2017
Net Revenues were $448.5 million the three months ended June 30, 2018, an increase of $78.0 million, or 21%, versus Net Revenues of $370.5 million for the three months ended June 30, 2017. Advisory Fees increased 23%, Underwriting Fees increased 130% and Commissions and Related Fees decreased 5% compared to the three months ended June 30, 2017. Asset Management and Administration Fees decreased 21% compared to the three months ended June 30, 2017. On October 18, 2017, we completed the sale of the Institutional Trust and Independent Fiduciary business of ETC. The results of this business were consolidated for the three months ended June 30, 2017, which included Net Revenues of $4.9 million and Total Expenses of $4.5 million. Other Revenue, Including Interest and Investments for the three months ended June 30, 2018 was 209% higher than for the three months ended June 30, 2017.
Total Operating Expenses were $337.8 million for the three months ended June 30, 2018, as compared to $282.8 million for the three months ended June 30, 2017, an increase of $55.0 million, or 19%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $261.9 million for the three months ended June 30, 2018, an increase of $42.2 million, or 19%, versus expense of $219.7 million for the three months ended June 30, 2017. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased incentive compensation related to the 21% increase in Net Revenues. Headcount increased 8% from June 30, 2017 to June 30, 2018. Non-compensation expenses as a component of Operating Expenses were $75.9 million for the three months ended June 30, 2018, an increase of $12.8 million, or 20%, versus non-compensation operating expenses of $63.1 million for the three months ended June 30, 2017. Non-compensation operating expenses increased compared to the three months ended June 30, 2017 primarily driven by increased headcount.
Total Other Expenses of $5.9 million for the three months ended June 30, 2018 included compensation costs associated with the vesting of Class J LP Units and certain other awards of $3.7 million granted in conjunction with the acquisition of ISI and intangible asset and other amortization of $2.2 million. Total Other Expenses of $41.4 million for the three months ended June 30, 2017 included Special Charges of $21.5 million related to an impairment charge of $14.4 million associated with the impairment of our investment in G5 and an impairment charge of $7.1 million related to the impairment of goodwill in the Institutional Asset Management reporting unit. Other Expenses for the three months ended June 30, 2017 also included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $17.1 million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.4 million and intangible asset and other amortization of $2.4 million.
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
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59% for the three months ended June 30, 2018, compared to 64% for the three months ended June 30, 2017.
Income from Equity Method Investments was $2.4 million for the three months ended June 30, 2018, as compared to $2.1 million for the three months ended June 30, 2017. The increase was primarily a result of an increase in earnings from ABS, as associated AUM increased.
The provision for income taxes for the three months ended June 30, 2018 was $25.5 million, which reflected an effective tax rate of 24%. The provision for income taxes for the three months ended June 30, 2017 was $22.5 million, which reflected an effective tax rate of 46%. In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in 2018 and future years, our effective tax rate for the three months ended June 30, 2018 was reduced by 13 percentage points, before the impact of ASU 2016-09. The effective tax rate for the three months ended June 30, 2018 and 2017 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements of $0.4 million and $0.2 million being recognized in the Company's Provision for Income Taxes for the three months ended June 30, 2018 and 2017, respectively, and resulted in a reduction in the effective tax rate of 0.3 and 0.4 percentage points for the period. The provision for income taxes for 2018 and 2017 also reflects the effects of certain nondeductible expenses, including expenses related to Class E and J LP Units, Class I-P and K-P Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. See Note 18 to our unaudited condensed consolidated financial statements for further information.
Net Income Attributable to Noncontrolling Interest was $12.7 million for the three months ended June 30, 2018 compared to $7.7 million for the three months ended June 30, 2017. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income allocated to Evercore LP during the three months ended June 30, 2018.
Six Months Ended June 30, 2018 versus June 30, 2017
Net Revenues were $912.0 million for the six months ended June 30, 2018, an increase of $154.3 million, or 20%, versus Net Revenues of $757.7 million for the six months ended June 30, 2017. Advisory Fees increased 22%, Underwriting Fees increased 168% and Commissions and Related Fees decreased 9% compared to the six months ended June 30, 2017. Asset Management and Administration Fees decreased 22% compared to the six months ended June 30, 2017. The results of the ETC business were consolidated for the six months ended June 30, 2017, which included Net Revenues of $9.8 million and Total Expenses of $8.9 million. Other Revenue, Including Interest and Investments for the six months ended June 30, 2018 was 58% higher than for the six months ended June 30, 2017.
Total Operating Expenses were $680.8 million for the six months ended June 30, 2018, as compared to $577.7 million for the six months ended June 30, 2017, an increase of $103.0 million, or 18%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $533.4 million for the six months ended June 30, 2018, an increase of $86.7 million, or 19%, versus expense of $446.7 million for the six months ended June 30, 2017. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior new hires and increased compensation costs from share-based and other deferred compensation arrangements as well as increased annual incentive compensation related to the 20% increase in Net Revenues. Non-compensation expenses as a component of Operating Expenses were $147.4 million for the six months ended June 30, 2018, an increase of $16.4 million, or 13%, over non-compensation operating expenses of $131.0 million for the six months ended June 30, 2017. Non-compensation operating expenses increased compared to the six months ended June 30, 2017 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Total Other Expenses of $13.9 million for the six months ended June 30, 2018 included compensation costs associated with the vesting of Class J LP Units and certain other awards of $7.7 million, Special Charges of $1.9 million primarily related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K., Acquisition and Transition Costs of $0.02 million and intangible asset and other amortization of $4.3 million. Total Other Expenses of $22.4 million for the six months ended June 30, 2017 included Special Charges of $21.5 million related to an impairment charge of $14.4 million associated with the impairment of our investment in G5 and an impairment charge of $7.1 million related to the impairment of goodwill in the Institutional Asset Management reporting unit in the second quarter of 2017. Other Expenses for the six months ended June 30, 2017 also included compensation costs associated with the vesting of LP Units and Interests and certain other awards of ($4.3) million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI. The Company incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. See Note 15 to our unaudited condensed consolidated financial statements for further information. Other Expenses for the six months ended June 30, 2017 also included Acquisition and Transition Costs of $0.4 million and intangible asset and other amortization of $4.8 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59% for the six months ended June 30, 2018, compared to 58% for the six months ended June 30, 2017.

Income from Equity Method Investments was $4.5 million for the six months ended June 30, 2018, as compared to $3.7 million for the six months ended June 30, 2017. The increase was primarily a result of an increase in earnings from ABS, as associated AUM increased.
The provision for income taxes for the six months ended June 30, 2018 was $30.5 million, which reflected an effective tax rate of 14%. The provision for income taxes for the six months ended June 30, 2017 was $40.8 million, which reflected an effective tax rate of 25%. In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in 2018 and future years, our effective tax rate for the six months ended June 30, 2018 was reduced by 12 percentage points, before the impact of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements of $22.2 million and $23.2 million being recognized in the Company's Provision for Income Taxes for the six months ended June 30, 2018 and 2017, respectively, and resulted in a reduction in the effective tax rate of 10 and 14 percentage points for the period. The provision for income taxes for 2018 and 2017 also reflects the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units, Class I-P and K-P Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. In addition, the effective tax rate for the six months ended June 30, 2017 was impacted by a valuation allowance on deferred tax assets related to Evercore Brazil.
Net Income Attributable to Noncontrolling Interest was $26.9 million for the six months ended June 30, 2018 compared to $21.6 million for the six months ended June 30, 2017. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income allocated to Evercore LP during the six months ended June 30, 2018.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)	$362,995	$294,804	23%	$741,310	$607,088	22%
Underwriting Fees(2)	21,065	9,156	130%	51,344	19,136	168%
Commissions and Related Fees	51,076	53,824	(5%)	94,110	103,508	(9%)
Other Revenue, net(3)	539	(1,375)	NM	(889)	(2,553)	65%
Net Revenues	435,675	356,409	22%	885,875	727,179	22%
Expenses
Operating Expenses	327,137	269,717	21%	658,820	551,309	20%
Other Expenses	5,880	33,894	(83%)	13,917	14,915	(7%)
Total Expenses	333,017	303,611	10%	672,737	566,224	19%
Operating Income(4)	102,658	52,798	94%	213,138	160,955	32%
Income (Loss) from Equity Method Investments(5)	297	113	163%	297	(36)	NM
Pre-Tax Income	$102,955	$52,911	95%	$213,435	$160,919	33%

(1)
Includes client related expenses of $8.0 million and $13.3 million for the three and six months ended June 30, 2018, respectively, and $2.2 million and $8.9 million for the three and six months ended June 30, 2017, respectively.

(2)
The application of ASU 2014-09 resulted in client related expenses for underwriting transactions being presented gross in related revenues and expenses for the three and six months ended June 30, 2018. Underwriting Fees reflect revenues for client related expenses of $1.7 million and $3.8 million for the three and six months ended June 30, 2018, respectively.

(3)
Includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2.3 million and $4.6 million for the three and six months ended June 30, 2018, respectively, and $2.4 million and $5.0 million for the three and six months ended June 30, 2017, respectively. Also includes ($0.3) million of principal trading losses that were previously included in Investment Banking Revenue for the three and six months ended June 30, 2017 to conform to the current presentation.

(4)
Includes Noncontrolling Interest of $0.5 million and $0.6 million for the three and six months ended June 30, 2018, respectively, and $1.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

(5)
Equity in Luminis and G5 - Advisory (through December 31, 2017, the date we exchanged all of our outstanding equity interests for debentures of G5) is classified as Income from Equity Method Investments.

For the three months ended June 30, 2018, the dollar value of North American announced and completed M&A activity increased 58% and decreased 67%, respectively, compared to the three months ended June 30, 2017, while the dollar value of Global announced and completed M&A activity for the three months ended June 30, 2018 increased 48% and decreased 66%, respectively, compared to the three months ended June 30, 2017. The dollar value of North American and Global announced M&A activity between $1 - $5 billion increased 57% and 45%, respectively, compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, the dollar value of North American announced and completed M&A activity increased 52% and decreased 44%, respectively, compared to the six months ended June 30, 2017, while the dollar value of Global announced and completed M&A activity for the six months ended June 30, 2018 increased 55% and decreased 46%, respectively, compared to the six months ended June 30, 2017. The dollar value of North American and Global announced M&A activity between $1 - $5 billion increased 5% and 19%, respectively, compared to the six months ended June 30, 2017:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$488	$309	58%	$961	$632	52%
Value of North American M&A Deals Announced between $1 - $5 billion	$166	$106	57%	$255	$243	5%
Value of North American M&A Deals Completed	$93	$279	(67%)	$321	$574	(44%)
Value of Global M&A Deals Announced	$1,166	$786	48%	$2,387	$1,538	55%
Value of Global M&A Deals Announced between $1 - $5 billion	$350	$241	45%	$589	$496	19%
Value of Global M&A Deals Completed	$222	$650	(66%)	$683	$1,265	(46%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	216	192	13%	355	296	20%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	85	61	39%	146	114	28%

* Source: Thomson Reuters July 24, 2018
** Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
Three Months Ended June 30, 2018 versus June 30, 2017
Net Investment Banking Revenues were $435.7 million for the three months ended June 30, 2018 compared to $356.4 million for the three months ended June 30, 2017, which represented an increase of 22%. We earned advisory fees from 216 clients for the three months ended June 30, 2018 compared to 192 for the three months ended June 30, 2017, representing a 13% increase. We had 85 fees in excess of $1.0 million for the three months ended June 30, 2018, compared to 61 for the three months ended June 30, 2017, representing a 39% increase. The increase in revenues from the three months ended June 30, 2017 primarily reflects an increase of $68.2 million, or 23%, in Advisory Fees, as we continued to advise clients on a wide variety of matters including strategic M&A, activism, restructuring and capital raising. The increase in revenues was also attributed to an increase of $11.9 million, or 130%, in Underwriting Fees. We participated in 11 underwriting transactions (compared to 11 for the three months ended June 30, 2017), 8 of which were as a bookrunner (compared to 7 for the three months ended June 30, 2017). These increases were partially offset by a decrease of $2.7 million, or 5%, in our Commissions and Related Fees, principally driven by the trend of institutional clients adjusting the level of payments for research services.
Operating Expenses were $327.1 million for the three months ended June 30, 2018 compared to $269.7 million for the three months ended June 30, 2017, an increase of $57.4 million, or 21%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $254.4 million for the three months ended June 30, 2018, as compared to $210.4 million for the three months ended June 30, 2017, an increase of $44.0 million, or 21%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 22% increase in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $72.7 million for the three months ended June 30, 2018, as compared to $59.3 million for the three months ended June 30, 2017, an increase of $13.4 million, or 23%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business.
Other Expenses of $5.9 million for the three months ended June 30, 2018 included compensation costs associated with the vesting of Class J LP Units and certain other awards of $3.7 million, granted in conjunction with the acquisition of ISI, and intangible asset and other amortization of $2.2 million. Other Expenses of $33.9 million for the three months ended June 30, 2017 included compensation costs associated with the vesting of LP Units and certain other awards of $17.1 million, Special Charges of $14.4 million associated with the impairment of our investment in G5 and intangible asset and other amortization of $2.4 million.
Six Months Ended June 30, 2018 versus June 30, 2017
Net Investment Banking Revenues were $885.9 million for the six months ended June 30, 2018, compared to $727.2 million for the six months ended June 30, 2017, which represented an increase of 22%. We earned advisory fees from 355 clients for the six months ended June 30, 2018 compared to 296 for the six months ended June 30, 2017, representing a 20% increase. We had 146 fees in excess of $1.0 million for the six months ended June 30, 2018, compared to 114 for the six months ended June 30, 2017, representing a 28% increase. The increase in revenues from the six months ended June 30, 2017 primarily reflects an increase of $134.2 million, or 22%, in Advisory fees, as we continued to advise clients on a wide variety of matters including strategic M&A, activism, restructuring and capital raising. The increase in revenues was also partially attributed to an increase of $32.2 million, or 168%, in Underwriting Fees, as we participated in 31 underwriting transactions (compared to 26 in 2017), 25 of which were as a bookrunner (compared to 11 in 2017). These increases were partially offset by a decrease of $9.4 million, or 9%, in our Commissions and Related Fees, principally driven by the trend of institutional clients adjusting the level of payments for research services.
Operating Expenses were $658.8 million for the six months ended June 30, 2018 compared to $551.3 million for the six months ended June 30, 2017, an increase of $107.5 million, or 20%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $518.0 million for the six months ended June 30, 2018, as compared to $427.9 million for the six months ended June 30, 2017, an increase of $90.1 million, or 21%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 22% increase in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $140.8 million for the six months ended June 30, 2018, as compared to $123.4 million for the six months ended June 30, 2017, an increase of $17.4 million, or 14%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business.
Other Expenses of $13.9 million for the six months ended June 30, 2018 included compensation costs associated with the vesting of Class J LP Units and certain other awards of $7.7 million, granted in conjunction with the acquisition of ISI, Special Charges of $1.9 million related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K. and intangible asset and other amortization of $4.3 million. Other Expenses of $14.9 million for the six months ended June 30, 2017 included Special Charges of $14.4 million, associated with the impairment of our investment in G5, intangible asset and other amortization of $4.8 million and compensation costs associated with the vesting of LP Units and Interests and certain other awards of ($4.3) million, primarily related to Evercore LP Units and Interests granted in conjunction with the acquisition of ISI. The Company incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$11,297	$9,861	15%	$22,266	$19,504	14%
Institutional Asset Management	873	770	13%	1,659	1,559	6%
Disposed and Restructured Businesses(1)(2)	—	4,840	NM	—	9,690	NM
Asset Management and Administration Fees	12,170	15,471	(21%)	23,925	30,753	(22%)
Other Revenue, net(3)	632	(1,410)	NM	2,240	(215)	NM
Net Revenues	12,802	14,061	(9%)	26,165	30,538	(14%)
Expenses
Operating Expenses	10,678	13,109	(19%)	21,951	26,414	(17%)
Other Expenses	—	7,484	NM	21	7,484	(100%)
Total Expenses	10,678	20,593	(48%)	21,972	33,898	(35%)
Operating Income (Loss)(4)	2,124	(6,532)	NM	4,193	(3,360)	NM
Income from Equity Method Investments(5)	2,122	1,957	8%	4,247	3,716	14%
Pre-Tax Income (Loss)	$4,246	$(4,575)	NM	$8,440	$356	NM

(1)	Includes the Institutional Trust and Independent Fiduciary business of ETC, which was previously a consolidated business.

(2)	Includes client related expenses of $0.04 million and $0.05 million for the three months and six months ended June 30, 2017, respectively.

(3)
($1.6) million and ($0.5) million of net realized and unrealized losses on private equity investments have been classified in Other Revenue, net, for the three and six months ended June 30, 2017, respectively, to conform to the current presentation.

(4)
Includes Noncontrolling Interest of $1.1 million and $2.3 million for the three and six months ended June 30, 2018, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively.

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

•
Private Equity - conducted through our investment interests in private equity funds. Glisco assumes all responsibility for the management of the funds in Mexico, Glisco II and Glisco III, and we maintain a limited partner's interest in the funds and in the general partners of the funds, as well as in Glisco Manager Holdings LP, from which we receive our portion of the management fees earned by Glisco. We are also passive investors in Trilantic IV and Trilantic V. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of June 30, 2018, there was no previously distributed carried interest received from our managed funds that was subject to repayment.

•
We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

The Investment Management segment also includes the results of the following businesses that were deconsolidated or restructured prior to June 30, 2018:

•	On December 31, 2017, we exchanged all of our outstanding equity interests in G5 for debentures of G5. This investment is accounted for as a held-to-maturity security going forward.

•	On October 18, 2017, we sold the Institutional Trust and Independent Fiduciary business of ETC. Following the sale, the remaining operations of ETC were integrated into EWM.
Assets Under Management
AUM for our Investment Management businesses of $9.6 billion at June 30, 2018 increased compared to $9.0 billion at December 31, 2017. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 66% and 64% of Level I investments, 30% and 32% of Level II investments and 4% of Level III investments as of June 30, 2018 and December 31, 2017, respectively. Institutional Asset Management maintained 83% and 81% of Level I investments and 17% and 19% of Level II investments as of June 30, 2018 and December 31, 2017, respectively.
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

The following table summarizes AUM activity for the six months ended June 30, 2018:

	Wealth Management	Institutional Asset Management	Total
	(dollars in millions)
Balance at December 31, 2017	$7,330	$1,633	$8,963
Inflows	706	896	1,602
Outflows	(452)	(733)	(1,185)
Market Appreciation	139	88	227
Balance at June 30, 2018	$7,723	$1,884	$9,607

Unconsolidated Affiliates - Balance at June 30, 2018:
Atalanta Sosnoff	$—	$5,876	$5,876
ABS	$—	$5,468	$5,468
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of June 30, 2018:

	Wealth Management	Institutional Asset Management
Equities	58%	27%
Fixed Income	29%	73%
Liquidity(1)	8%	—%
Alternatives	5%	—%
Total	100%	100%
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
For the six months ended June 30, 2018, AUM for Wealth Management increased 5%, reflecting a 3% increase due to flows and a 2% increase due to market appreciation. Wealth Management outperformed the S&P 500 on a 1 year basis by 7% and lagged the S&P 500 on a 3 year basis by 1% during the period and outperformed the fixed income composite on a 1 and 3 year basis by 20 basis points and 10 basis points, respectively. For the period, the S&P 500 was up 3% and the fixed income composite was down 1%.
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
For the six months ended June 30, 2018, AUM for Institutional Asset Management increased 15%, reflecting a 10% increase due to flows and a 5% increase due to market appreciation. ECB's AUM increase from market appreciation primarily reflects the impact of the fluctuation of foreign currency, as well as favorable market volatility.
AUM from our unconsolidated affiliates increased 1% compared to December 31, 2017, related to positive performance in Atalanta Sosnoff and ABS. On December 31, 2017, we exchanged all of our outstanding equity interests in G5 for debentures of G5.

Three Months Ended June 30, 2018 versus June 30, 2017
Net Investment Management Revenues were $12.8 million for the three months ended June 30, 2018, compared to $14.1 million for the three months ended June 30, 2017. Asset Management and Administration Fees earned from the management of client portfolios decreased 21% from the three months ended June 30, 2017, following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017, partially offset by an increase of $1.4 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.01 million of revenues from performance fees for the three months ended June 30, 2017. Income from Equity Method Investments increased from the three months ended June 30, 2017, primarily as a result of an increase in earnings from ABS, as associated AUM increased.
Operating Expenses were $10.7 million for the three months ended June 30, 2018, as compared to $13.1 million for the three months ended June 30, 2017, a decrease of $2.4 million, or 19%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $7.5 million for the three months ended June 30, 2018, as compared to $9.3 million for the three months ended June 30, 2017, a decrease of $1.8 million, or 19%. Non-compensation expenses, as a component of Operating Expenses, were $3.2 million for the three months ended June 30, 2018, as compared to $3.8 million for the three months ended June 30, 2017, a decrease of $0.6 million, or 16%. Compensation and non-compensation expenses decreased following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017.
Other Expenses of $7.5 million for the three months ended June 30, 2017 included Special Charges of $7.1 million related to the impairment of goodwill in the Institutional Asset Management reporting unit and Acquisition and Transition Costs of $0.4 million.
Six Months Ended June 30, 2018 versus June 30, 2017
Net Investment Management Revenues were $26.2 million for the six months ended June 30, 2018, compared to $30.5 million for the six months ended June 30, 2017. Asset Management and Administration Fees earned from the management of client portfolios decreased 22% from the six months ended June 30, 2017, following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017, partially offset by an increase of $2.8 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.01 million of revenues from performance fees during the six months ended June 30, 2018 and 2017. Income from Equity Method Investments increased from the six months ended June 30, 2017, primarily as a result of an increase in earnings from our investment in ABS, as associated AUM increased.
Operating Expenses were $22.0 million for the six months ended June 30, 2018, as compared to $26.4 million for the six months ended June 30, 2017, a decrease of $4.5 million, or 17%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $15.5 million for the six months ended June 30, 2018, as compared to $18.7 million for the six months ended June 30, 2017, a decrease of $3.2 million, or 17%. Non-compensation expenses, as a component of Operating Expenses, were $6.5 million for the six months ended June 30, 2018, as compared to $7.7 million for the six months ended June 30, 2017, a decrease of $1.2 million, or 16%. Compensation and non-compensation expenses decreased following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017.
Other Expenses of $0.02 million for the six months ended June 30, 2018 included Acquisition and Transition Costs. Other Expenses of $7.5 million for the six months ended June 30, 2017 included Special Charges of $7.1 million related to the impairment of goodwill in the Institutional Asset Management reporting unit in the second quarter of 2017 and Acquisition and Transition Costs of $0.4 million.
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

	For the Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$191,396	$120,524
Non-cash charges	160,408	131,261
Other operating activities	(177,297)	(95,981)
Operating activities	174,507	155,804
Investing activities	(126,370)	(7,951)
Financing activities	(248,945)	(295,472)
Effect of exchange rate changes	(1,576)	(54)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(202,384)	(147,673)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	617,385	575,637
End of Period	$415,001	$427,964
Six Months Ended June 30, 2018. Cash, Cash Equivalents and Restricted Cash were $415.0 million at June 30, 2018, a decrease of $202.4 million versus Cash, Cash Equivalents and Restricted Cash of $617.4 million at December 31, 2017. Operating activities resulted in a net inflow of $174.5 million, primarily related to earnings, partially offset by an increase in accounts receivable and a decrease in accrued compensation and benefits. Cash of $126.4 million was used in investing activities primarily related to net purchases of marketable securities and purchases of certificates of deposit, which were partially offset by the maturity of certificates of deposit. Financing activities during the period used cash of $248.9 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of dividends, distributions to noncontrolling interest holders and the repayment of outstanding subordinated borrowings.
Six Months Ended June 30, 2017. Cash, Cash Equivalents and Restricted Cash were $428.0 million at June 30, 2017, a decrease of $147.7 million versus Cash, Cash Equivalents and Restricted Cash of $575.6 million at December 31, 2016. Operating activities resulted in a net inflow of $155.8 million, primarily related to earnings, partially offset by a decrease in accrued compensation and benefits. Cash of $8.0 million was used in investing activities primarily related to purchases of furniture, equipment and leasehold improvements, which were partially offset by net proceeds from sales and maturities of marketable securities. Financing activities during the period used cash of $295.5 million, primarily for purchases of treasury stock and noncontrolling interest, the payment of dividends, distributions to noncontrolling interest holders and the repayment of outstanding subordinated borrowings.
Liquidity and Capital Resources
General
Our current assets include Cash and Cash Equivalents, Marketable Securities and Accounts Receivable relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses, accrued liabilities related to improvements in our leased facilities, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and EWM in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
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
On October 23, 2017, our Board of Directors authorized the repurchase of Class A Shares and/or LP Units so that going forward we will be able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2018, we repurchased 625,327 Class A Shares and LP Units, at an average cost per share/unit of $91.61, for $57.3 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2018, we repurchased 1,035,915 Class A Shares, at an average cost per share of $99.66 for $103.2 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,661,242 Class A Shares and LP Units repurchased during the six months ended June 30, 2018 were acquired for aggregate purchase consideration of $160.5 million, at an average cost per share/unit of $96.63.
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2018, we were in compliance with all of these covenants.
We used $120.0 million of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and us from incurring other indebtedness subject to specified exceptions. We were in compliance with these covenants as of June 30, 2018. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30.0 million on this facility, which was repaid on March 2, 2018. The facility was renewed on June 21, 2018, and the maturity date was extended to June 21, 2019.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10.0 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments
We have a long-term liability, Amounts Due Pursuant to Tax Receivable Agreements, which requires payments to certain Senior Managing Directors.

We had subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings had a coupon of 5.5%, payable semi-annually. In March 2018, we repaid $6.7 million of the original borrowings and in May 2018, we repaid the remaining $0.1 million of the original borrowings. In February and April 2017, we repaid $6.0 million and $3.8 million, respectively, of the original borrowings.
We have made certain capital commitments with respect to our investment activities, as well as commitments related to contingent consideration from our acquisitions, which are included in the Contractual Obligations section below.
We had a commitment at June 30, 2018 for contingent consideration related to an arrangement with the former employer of certain RECA employees. For further information see Note 5 to our unaudited condensed consolidated financial statements.
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
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York. We expect to spend approximately $25 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. For further information on the approximate aggregate additional minimum future payments under this arrangement, see Note 16 to our unaudited condensed consolidated financial statements.
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.5 years, as of June 30, 2018, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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
As of June 30, 2018 and December 31, 2017, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	June 30, 2018		December 31, 2017
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$18,761		$19,374
Securities Purchased Under Agreements to Resell	10,625	$10,623	10,645	$10,643
Total Assets	29,386		30,019
Liabilities
Securities Sold Under Agreements to Repurchase	(29,402)	$(29,411)	(30,027)	$(30,020)
Net Liabilities	$(16)		$(8)
Risk Measures
VaR	$1		$1
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(1)		$(1)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$1		$1
Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York. Under the terms of the agreement, we committed to extend the lease term for our current space and add space on up to seven additional floors, three of which commence as of the lease’s effective date. We anticipate we will take possession of the remainder of these floors over the next five years. The lease term for all current and prospective space will end on June 30, 2034. When all floors have commenced, we will have approximately 350 thousand square feet of space at this location. For further information on the approximate aggregate additional minimum future payments under this arrangement, see Note 16 to our unaudited condensed consolidated financial statements.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $3.3 million and $3.4 million as of June 30, 2018 and December 31, 2017, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
We also had a commitment at June 30, 2018 for contingent consideration related to an arrangement with the former employer of certain RECA employees. For further information see Note 5 to our unaudited condensed consolidated financial statements.

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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of June 30, 2018, the fair value of our investments with these products, based on closing prices, was $62.8 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $6.3 million for the three months ended June 30, 2018.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.4 million for the three months ended June 30, 2018.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in the United Kingdom and Mexico, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2018, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($2.3) million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. As of June 30, 2018 and December 31, 2017, total receivables recorded in Accounts

Receivable amounted to $274.0 million and $185.0 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $51.6 million and $34.0 million, respectively.
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the six months ended June 30, 2018 and 2017.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2018, we had Marketable Securities of $199.9 million, of which 69% were corporate and municipal securities and treasury bills and notes, primarily with S&P ratings ranging from AAA to BB+.
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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2018	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	4,125	$91.33	—	8,500,000
February 1 to February 28	1,089,499	99.33	132,602	8,367,398
March 1 to March 31	328,027	93.40	265,378	8,102,020
Total January 1 to March 31	1,421,651	$97.94	397,980	8,102,020

April 1 to April 30	227,347	$87.98	227,347	7,874,673
May 1 to May 31	2,853	101.08	—	7,874,673
June 1 to June 30	9,391	105.93	—	7,874,673
Total April 1 to June 30	239,591	$88.84	227,347	7,874,673

Total January 1 to June 30	1,661,242	$96.63	625,327	7,874,673

(1)
Includes the repurchase of 1,023,671 and 12,244 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2018 and June 30, 2018, respectively.

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017, (ii) Condensed  Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

The agreements and other documented filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 1, 2018

Evercore Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer