Form 10-Q
period 2018-09-30
Evercore Inc.
filed 2018-11-01
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 24, 2018 was 40,471,185. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 24, 2018 was 86 (excluding 14 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and Cash Equivalents	$425,152	$609,587
Marketable Securities and Certificates of Deposit	311,128	128,559
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,493	19,374
Securities Purchased Under Agreements to Resell	3,616	10,645
Accounts Receivable (net of allowances of $2,956 and $2,772 at September 30, 2018 and December 31, 2017, respectively)	232,256	184,993
Receivable from Employees and Related Parties	23,872	17,030
Other Current Assets	68,296	30,017
Total Current Assets	1,086,813	1,000,205
Investments	89,008	98,313
Deferred Tax Assets	227,027	198,894
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $84,334 and $70,264 at September 30, 2018 and December 31, 2017, respectively)	68,825	68,593
Goodwill	133,367	134,231
Intangible Assets (net of accumulated amortization of $38,917 and $32,018 at September 30, 2018 and December 31, 2017, respectively)	12,678	19,577
Other Assets	87,889	65,073
Total Assets	$1,705,607	$1,584,886
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$330,510	$340,165
Accounts Payable and Accrued Expenses	41,669	34,111
Securities Sold Under Agreements to Repurchase	26,130	30,027
Payable to Employees and Related Parties	34,167	31,167
Taxes Payable	6,255	16,494
Other Current Liabilities	24,013	12,088
Total Current Liabilities	462,744	464,052
Notes Payable	168,543	168,347
Subordinated Borrowings	—	6,799
Amounts Due Pursuant to Tax Receivable Agreements	101,509	90,375
Other Long-term Liabilities	73,414	58,945
Total Liabilities	806,210	788,518
Commitments and Contingencies (Note 16)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 65,709,493 and 62,119,904 issued at September 30, 2018 and December 31, 2017, respectively, and 40,783,254 and 39,102,154 outstanding at September 30, 2018 and December 31, 2017, respectively)	657	621
Class B, par value $0.01 per share (1,000,000 shares authorized, 86 and 82 issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	—	—
Additional Paid-In-Capital	1,764,705	1,600,699
Accumulated Other Comprehensive Income (Loss)	(29,040)	(31,411)
Retained Earnings	224,627	79,461
Treasury Stock at Cost (24,926,239 and 23,017,750 shares at September 30, 2018 and December 31, 2017, respectively)	(1,292,863)	(1,105,406)
Total Evercore Inc. Stockholders' Equity	668,086	543,964
Noncontrolling Interest	231,311	252,404
Total Equity	899,397	796,368
Total Liabilities and Equity	$1,705,607	$1,584,886

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Investment Banking:(1)
Advisory Fees	$305,949	$332,753	$1,047,259	$939,841
Underwriting Fees	11,440	11,034	62,784	30,170
Commissions and Related Fees	45,337	45,390	139,447	148,898
Asset Management and Administration Fees(1)	12,678	16,284	36,603	47,037
Other Revenue, Including Interest and Investments(1)	10,058	6,553	20,826	13,363
Total Revenues	385,462	412,014	1,306,919	1,179,309
Interest Expense	4,203	5,413	13,620	14,991
Net Revenues	381,259	406,601	1,293,299	1,164,318
Expenses
Employee Compensation and Benefits	225,452	246,772	766,537	689,186
Occupancy and Equipment Rental	15,367	13,531	43,249	40,191
Professional Fees(1)	19,698	15,836	56,581	42,489
Travel and Related Expenses	16,880	15,113	50,858	46,976
Communications and Information Services	10,590	10,613	31,634	30,865
Depreciation and Amortization	6,815	6,421	20,209	18,267
Execution, Clearing and Custody Fees(1)	3,068	3,455	7,818	10,972
Special Charges	1,967	—	3,864	21,507
Acquisition and Transition Costs	—	599	21	976
Other Operating Expenses(1)	6,882	7,191	20,657	18,224
Total Expenses	306,719	319,531	1,001,428	919,653
Income Before Income from Equity Method Investments and Income Taxes	74,540	87,070	291,871	244,665
Income from Equity Method Investments	2,298	1,827	6,842	5,507
Income Before Income Taxes	76,838	88,897	298,713	250,172
Provision for Income Taxes	17,539	28,815	48,018	69,566
Net Income	59,299	60,082	250,695	180,606
Net Income Attributable to Noncontrolling Interest	9,838	14,171	36,760	35,740
Net Income Attributable to Evercore Inc.	$49,461	$45,911	$213,935	$144,866
Net Income Attributable to Evercore Inc. Common Shareholders	$49,461	$45,911	$213,935	$144,866
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,966	39,045	40,762	39,873
Diluted	45,858	44,036	45,542	44,887
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$1.21	$1.18	$5.25	$3.63
Diluted	$1.08	$1.04	$4.70	$3.23

Dividends Declared per Share of Class A Common Stock	$0.50	$0.34	$1.40	$1.02

(1)	Certain balances in the prior period were reclassified to conform to their current presentation. See Note 2 for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$59,299	$60,082	$250,695	$180,606
Other Comprehensive Income, net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(11)	24	(433)	401
Foreign Currency Translation Adjustment Gain, net	2,884	4,832	583	5,993
Other Comprehensive Income	2,873	4,856	150	6,394
Comprehensive Income	62,172	64,938	250,845	187,000
Comprehensive Income Attributable to Noncontrolling Interest	10,265	15,131	36,768	37,004
Comprehensive Income Attributable to Evercore Inc.	$51,907	$49,807	$214,077	$149,996

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2018
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2017	62,119,904	$621	$1,600,699	$(31,411)	$79,461	(23,017,750)	$(1,105,406)	$252,404	$796,368
Cumulative Effect of Accounting Change(1)	—	—	—	2,229	(2,229)	—	—	—	—
Net Income	—	—	—	—	213,935	—	—	36,760	250,695
Other Comprehensive Income	—	—	—	142	—	—	—	8	150
Treasury Stock Purchases	—	—	—	—	—	(1,908,489)	(187,457)	—	(187,457)
Evercore LP Units Converted into Class A Common Stock	1,080,554	11	58,256	—	—	—	—	(42,566)	15,701
Equity-based Compensation Awards	2,509,035	25	131,208	—	—	—	—	14,925	146,158
Dividends	—	—	—	—	(66,540)	—	—	—	(66,540)
Noncontrolling Interest (Note 13)	—	—	(25,458)	—	—	—	—	(30,220)	(55,678)
Balance at September 30, 2018	65,709,493	$657	$1,764,705	$(29,040)	$224,627	(24,926,239)	$(1,292,863)	$231,311	$899,397

	For the Nine Months Ended September 30, 2017
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2016	58,292,567	$582	$1,368,122	$(50,096)	$20,343	(19,101,711)	$(811,653)	$256,033	$783,331
Net Income	—	—	—	—	144,866	—	—	35,740	180,606
Other Comprehensive Income	—	—	—	5,130	—	—	—	1,264	6,394
Treasury Stock Purchases	—	—	—	—	—	(3,889,379)	(291,689)	—	(291,689)
Evercore LP Units Purchased or Converted into Class A Common Stock	737,739	8	27,774	—	—	—	—	(29,393)	(1,611)
Equity-based Compensation Awards	2,555,332	26	116,982	—	—	—	—	7,294	124,302
Dividends	—	—	—	—	(47,776)	—	—	—	(47,776)
Noncontrolling Interest (Note 13)	—	—	(7,054)	—	—	—	—	(18,518)	(25,572)
Balance at September 30, 2017	61,585,638	$616	$1,505,824	$(44,966)	$117,433	(22,991,090)	$(1,103,342)	$252,420	$727,985
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
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net Income	$250,695	$180,606
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(26)	239
Equity Method Investments	2,535	1,863
Equity-Based and Other Deferred Compensation	208,858	163,094
Impairment of Goodwill and Equity Method Investments	—	21,507
Depreciation, Amortization and Accretion	21,432	18,453
Bad Debt Expense	2,244	2,547
Deferred Taxes	(1,091)	(1,849)
Decrease (Increase) in Operating Assets:
Marketable Securities	242	707
Financial Instruments Owned and Pledged as Collateral at Fair Value	(2,142)	(1,526)
Securities Purchased Under Agreements to Resell	7,457	2,910
Accounts Receivable	(51,341)	23,423
Receivable from Employees and Related Parties	(6,878)	(2,102)
Other Assets	(59,145)	10,047
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(51,246)	(52,481)
Accounts Payable and Accrued Expenses	5,379	(96)
Securities Sold Under Agreements to Repurchase	(5,303)	(1,405)
Payables to Employees and Related Parties	3,001	471
Taxes Payable	(11,267)	(18,471)
Other Liabilities	(2,758)	(21,624)
Net Cash Provided by Operating Activities	310,646	326,313
Cash Flows From Investing Activities
Investments Purchased	(45)	(857)
Distributions of Private Equity Investments	2,143	1,140
Marketable Securities:
Proceeds from Sales and Maturities	162,318	38,436
Purchases	(304,950)	(22,347)
Maturity of Certificates of Deposit	63,527	—
Purchase of Certificates of Deposit	(100,000)	(63,417)
Purchase of Furniture, Equipment and Leasehold Improvements	(11,881)	(25,142)
Net Cash Provided by (Used in) Investing Activities	(188,888)	(72,187)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	1,165	110
Distributions to Noncontrolling Interests	(30,374)	(26,315)
Short-Term Borrowing	30,000	30,000
Repayment of Short-Term Borrowing	(30,000)	(30,000)
Repayment of Subordinated Borrowings	(6,799)	(9,751)
Purchase of Treasury Stock and Noncontrolling Interests	(212,959)	(301,001)
Dividends - Class A Stockholders	(57,448)	(40,723)
Net Cash Provided by (Used in) Financing Activities	(306,415)	(377,680)
Effect of Exchange Rate Changes on Cash	1,711	5,541
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(182,946)	(118,013)
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	617,385	575,637
Cash, Cash Equivalents and Restricted Cash-End of Period	$434,439	$457,624
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$16,008	$16,745
Payments for Income Taxes	$47,989	$88,865
Accrued Dividends	$9,092	$7,054
Settlement of Contingent Consideration	$—	$10,780

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
International Strategy & Investment (U.K.) Limited ("ISI U.K.") and Evercore Partners International LLP ("Evercore U.K.") are also VIEs and the Company is the primary beneficiary of these VIEs. Specifically for ISI U.K., the Company provides financial support through a transfer pricing agreement with this entity, which exposes the Company to losses that are potentially significant to the entity, and has decision making authority that significantly affects the economic performance of the entity. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition ISI U.K. and Evercore U.K. assets of $116,866 and liabilities of $75,482 at September 30, 2018 and assets of $126,078 and liabilities of $102,487 at December 31, 2017.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") on January 1, 2018 using the modified retrospective method of transition applied to contracts which were not completed as of January 1, 2018. The Company did not have a cumulative-effect adjustment as of the date of adoption. Following the adoption of ASU 2014-09, the Company’s accounting policies are as follows:
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
Advisory Fees - In general, advisory fees are paid at the time the Company signs an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive fixed retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter or over the course of the engagement, where the engagement letter will specify a future service period associated with those fees. The Company may also receive announcement fees upon announcement of a transaction in addition to success fees upon closing of a transaction or another defined outcome, both of which represent variable consideration. This variable consideration will be included in the transaction price, as defined, and recognized as revenue to the extent that it is probable that a significant reversal of revenue will not occur. When assessing probability, the Company applies careful analysis and judgment to the remaining factors necessary for completion of a transaction, including factors outside of the Company's control. A transaction can fail to be completed for many reasons which are outside of the Company’s control, including failure of parties to agree upon

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to approval of the court.
With respect to retainer, announcement and success fees, there are no distinct performance obligations aside from advisory activities, which are generally focused on achieving a milestone (typically, the announcement and/or the closing of a transaction). These advisory services are provided over time throughout the contract period. The Company recognizes revenue when distinct services are performed and when it is probable that a reversal of revenue will not occur, which is generally upon the announcement or closing of a transaction. Accordingly, in any given period, advisory fees recognized for certain transactions will relate to services performed in prior periods. In circumstances in which retainer fees are received in advance of services, these fees are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, and subsequently recognized as advisory fee revenue in Advisory Fees on the Unaudited Condensed Consolidated Statements of Operations during the applicable time period within which the service is rendered. Announcement fees for advisory services are recognized upon announcement (the point at which it is determined that the reversal of revenue is not probable) and all other requirements for revenue recognition are satisfied. A portion of the announcement fee may be deferred based on the services remaining to be completed, if any. Success fees for advisory services, such as merger and acquisition advice, are recognized when it is determined that the reversal of revenue is not probable and all other requirements for revenue recognition are satisfied, which is generally at closing of the transaction.
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
Taxes collected from customers and remitted to governmental authorities are presented on a net basis on the Unaudited Condensed Consolidated Statements of Operations.
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
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company records contract assets within Other Current Assets and Other Assets on the Unaudited Condensed Consolidated Statement of Financial Condition when payment is due from a client conditioned on future performance or the occurrence of other events. The Company also recognizes a contract asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. The Company applies a practical expedient to expense costs to obtain a contract as incurred when the amortization period is one year or less.
Reclassifications - During 2018, certain balances on the Unaudited Condensed Consolidated Statements of Operations for the prior period were reclassified to conform to their current presentation.
Execution, Clearing and Custody Fees - Other Operating Expenses of $3,140 and $10,029 for the three and nine months ended September 30, 2017, respectively, and Professional Fees of $315 and $943 for the three and nine months ended September 30, 2017, respectively, were reclassified to a new expense line item "Execution, Clearing and Custody Fees" on the Unaudited Condensed Consolidated Statements of Operations.
Other Revenue, Including Interest and Investments - The Company renamed "Other Revenue, Including Interest" to "Other Revenue, Including Interest and Investments" on the Unaudited Condensed Consolidated Statements of Operations and reclassified ($343) and ($606) of principal trading losses from Investment Banking Revenue for the three and nine months ended September 30, 2017, respectively, and $1,952 and $1,427 of net realized and unrealized gains on private equity investments from Investment Management Revenue for the three and nine months ended September 30, 2017, respectively, to "Other Revenue, Including Interest and Investments."

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
ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC 840, "Leases," and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an additional transition method to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to Retained Earnings for prior periods

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

as of the beginning of the fiscal year of adoption. The amendments in these updates are effective using a modified retrospective approach as of the date of adoption, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company anticipates adopting ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The Company is in the process of evaluating its lease agreements under ASU 2016-02, including its lease agreement to expand its New York headquarters signed on July 1, 2018. See Note 16 for further information. The adoption will result in the present value of the Company's lease commitments which have a term in excess of one year being reflected on the Company's Statements of Financial Condition as a long-term asset with a corresponding liability, classified as current and non-current. The Company's lease commitments primarily relate to office space, as discussed in Note 16 and in Note 18 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The impact on the Company's earnings is not expected to be materially different from the current expense related to leases as required under legacy U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Unaudited Condensed Consolidated Statements of Operations.
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
ASU 2018-05 - In March 2018, the FASB issued ASU No. 2018-05, "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05"). ASU 2018-05 adds various SEC paragraphs to ASC 740, “Income Taxes,” ("ASC 740") pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 ("SAB 118"). The amendments in this update were effective upon issuance. See Note 18 for further information.
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
ASU 2018-13 - In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 provides amendments to ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), which remove the requirements surrounding the disclosure and policy of transfers between fair value levels and the valuation processes for recurring Level 3 fair value measurements. In addition, ASU 2018-13 adds disclosure requirements for changes in unrealized gains and losses for Level 3 measurements and the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments on changes in unrealized gains and losses and unobservable inputs for Level 3 measurements should be applied prospectively, and all other amendments in this update should be applied retrospectively. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2018-15 - In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred for internal-use software as prescribed by ASC 350, "Intangibles - Goodwill and Other." The amendments in this update are effective either prospectively, for eligible costs incurred on or after the date this guidance is first applied, or retrospectively, during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 during the third quarter of 2018. The adoption of ASU 2018-15 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue

The following table presents revenue recognized by the Company for the three and nine months ended September 30, 2018:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018

Investment Banking:
Advisory Fees	$305,949	$1,047,259
Underwriting Fees	11,440	62,784
Commissions and Related Fees	45,337	139,447
Total Investment Banking	$362,726	$1,249,490

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$11,560	$33,826
Institutional Asset Management	1,118	2,777
Total Investment Management	$12,678	$36,603
Following the adoption of ASU 2014-09, expenses related to underwriting transactions are presented gross in the results of operations of the Company, whereas under legacy U.S. GAAP these expenses were presented net. Underwriting Fees are gross of related non-compensation expenses of $116 and $3,913 in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018, respectively. Professional Fees, Travel and Related Expenses, Communications and Information Services and Other Operating Expenses in the Unaudited Condensed Consolidated Statements of Operations are gross of non-compensation expenses of $34, $16, $16 and $50, respectively, for the three months ended September 30, 2018 and $1,957, $391, $391 and $1,174, respectively, for the nine months ended September 30, 2018.
Contract Balances
The change in the Company’s contract assets and liabilities during the period primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the nine months ended September 30, 2018 are as follows:

	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(4)	Deferred Revenue (Current Contract Liabilities)(5)	Deferred Revenue (Long-term Contract Liabilities)(6)
Balance at January 1, 2018	$184,993	$34,008	$—	$—	$3,147	$1,834
Increase (Decrease)	47,263	19,728	46,960	3,869	7,011	(103)
Balance at September 30, 2018	$232,256	$53,736	$46,960	$3,869	$10,158	$1,731

(1)	Included in Accounts Receivable on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(3)	Included in Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(4)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(5)	Included in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.

(6)	Included in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company's contract assets represent arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date. The application of ASC 606 resulted in advisory revenue of $50,829 being recognized on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the fourth quarter of 2018 under the legacy accounting standard. Under ASC 606, revenue is recognized when all material conditions for completion have been met and it is probable that a significant revenue reversal will not occur in a future period.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company recognized revenue of $3,740 and $8,984 on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018, respectively, that was previously included in deferred revenue on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
Note 5 – Business Developments, Acquisition and Transition Costs, Special Charges and Intangible Asset Amortization
Business Developments

Real Estate Capital Advisory - On April 23, 2018, the Company announced the expansion of its global investment banking platform by establishing a Real Estate Capital Advisory business within its existing PCA business. This business is focused on secondary transactions for real estate oriented financial sponsors and private equity investors in conjunction with PCA’s existing fund monetization and recapitalization expertise. Certain RECA employees purchased interests in PCA, at fair value, resulting in an increase to Noncontrolling Interest of $770 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2018. See Note 13 for further information.

In conjunction with the establishment of the RECA business, the Company hired certain employees and entered into an arrangement with the former employer of these employees, which, among other things, provides for contingent consideration to be paid to the former employer of up to $4,463, based on the completion of certain client engagements. The Company accounted for this transaction as an asset acquisition and will recognize the contingent consideration paid as an expense in Professional Fees on the Company's Unaudited Condensed Consolidated Statements of Operations as the related revenue from the underlying engagements is realized. The Company recognized $2,938 and $3,971 pursuant to this arrangement for the three and nine months ended September 30, 2018, respectively.

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

Acquisition and Transition Costs

The Company recognized $21 for the nine months ended September 30, 2018 and $599 and $976 for the three and nine months ended September 30, 2017, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions, divestitures, and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
Special Charges
The Company recognized $1,967 and $3,864 for the three and nine months ended September 30, 2018, respectively, as Special Charges incurred related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K. and separation benefits and related charges associated with the Company's businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of the Company's headquarters in New York. The Company recognized $21,507 for the nine months ended September 30, 2017, as Special Charges incurred related to an impairment charge of $7,107 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and an impairment charge of $14,400 associated with the impairment of the Company's investment in G5 Holdings S.A. ("G5").
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $2,191 and $6,571 for the three and nine months ended September 30, 2018, respectively, and $2,357 and $7,071 for the three and nine months ended September 30, 2017, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $110 and $328 for the three and nine months ended September 30, 2018, respectively, and $118 and $354 for the three and nine months ended September 30, 2017, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $18,692 and $22,309 as of September 30, 2018 and December 31, 2017, respectively.
The Company had $6,700 in subordinated borrowings with an executive officer of the Company as of December 31, 2017. In March 2018, the Company repaid all of these borrowings. See Note 11 for further information.
Note 7 – Marketable Securities and Certificates of Deposit
The amortized cost and estimated fair value of the Company's Marketable Securities as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments - Debt Securities	$1,298	$—	$5	$1,293	$1,806	$—	$11	$1,795
Securities Investments - Equity Securities	666	—	310	356	5,388	—	4,144	1,244
Debt Securities Carried by EGL	145,731	159	63	145,827	34,233	87	26	34,294
Investment Funds	55,940	7,716	4	63,652	22,027	5,678	6	27,699
Total	$203,635	$7,875	$382	$211,128	$63,454	$5,765	$4,187	$65,032
Scheduled maturities of the Company's available-for-sale debt securities within the Securities Investments portfolio as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$200	$200	$204	$204
Due after one year through five years	999	995	1,602	1,591
Due after five years through 10 years	99	98	—	—
Total	$1,298	$1,293	$1,806	$1,795
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at September 30, 2018.
Securities Investments - Debt Securities
Securities Investments - Debt Securities are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of $9 and ($26) for the three and nine months ended September 30, 2018, respectively, and ($26) for the nine months ended September 30, 2017.
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

Operations. The Company had net realized and unrealized gains (losses) of $114 and ($92) for the three and nine months ended September 30, 2018, respectively, and $32 and ($43) for the three and nine months ended September 30, 2017, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of treasury bills and municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($207) and ($242) for the three and nine months ended September 30, 2018, respectively, and ($340) and ($707) for the three and nine months ended September 30, 2017, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $3,004 and $4,120 for the three and nine months ended September 30, 2018, respectively, and $1,013 and $2,570 for the three and nine months ended September 30, 2017, respectively.
Certificates of Deposit
At September 30, 2018, the Company held certificates of deposit of $100,000 with a bank with original maturities of six months or less when purchased. At December 31, 2017, the Company held certificates of deposit of $63,527 with certain banks with original maturities of six months or less when purchased, which matured during the first quarter of 2018.
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.4 years, as of September 30, 2018, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
As of September 30, 2018 and December 31, 2017, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	September 30, 2018		December 31, 2017
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$22,493		$19,374
Securities Purchased Under Agreements to Resell	3,616	$3,622	10,645	$10,643
Total Assets	$26,109		$30,019
Liabilities
Securities Sold Under Agreements to Repurchase	$(26,130)	$(26,133)	$(30,027)	$(30,020)
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
The Company's investments in ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), Luminis Partners ("Luminis") and G5 are in voting interest entities. The Company's share of earnings (losses) on these investments (through December 31, 2017 for G5, the date the Company exchanged all of its outstanding equity interests for debentures of G5) are included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Other Revenue, Including Interest and Investments.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
ABS	$37,634	$39,894
Atalanta Sosnoff	13,393	13,963
Luminis	6,296	5,999
Total	$57,323	$59,856
ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for substantially equivalent ownership interests in ABS. At September 30, 2018, the Company's economic ownership interest in ABS was 46%. This investment resulted in earnings of $1,997 and $5,760 for the three and nine months ended September 30, 2018, respectively, and $1,676 and $4,919 for the three and nine months ended September 30, 2017, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At September 30, 2018, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $301 and $785 for the three and nine months ended September 30, 2018, respectively, and $190 and $621 for the three and nine months ended September 30, 2017, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired a 19% interest in Luminis and accounted for its interest under the equity method of accounting. This investment resulted in earnings of $297 for the nine months ended September 30, 2018 and $54 and $111 for the three and nine months ended September 30, 2017, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $223 and $669 for the three and nine months ended September 30, 2018, respectively, and $391 and $1,172 for the three and nine months ended September 30, 2017, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company recorded its investment in G5 as a held-to-maturity debt security of $10,995 within Investments on the Unaudited Condensed Consolidated Statement of Financial Condition as of December 31, 2017, representing the fair value of the debentures at the date of the exchange. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company will accrete its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian Real to the U.S. Dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. This investment had a balance of $9,305 as of September 30, 2018.
Investments in Private Equity
Private Equity Funds
The Company's investments related to private equity partnerships and associated entities include investments in Evercore Capital Partners II, L.P. ("ECP II"), Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III"), Glisco Capital Partners IV ("Glisco IV"), Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV") and Trilantic Capital Partners V, L.P. ("Trilantic V"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
During 2018, the Company made an investment of $45 in Glisco IV, the general partner of Glisco Partners IV, L.P.
On December 31, 2014, ECP II was terminated. The Company's investment at September 30, 2018 of $796 is comprised of its remaining interest in the general partner, including $788 in cash and $8 in securities.
A summary of the Company's investment in the private equity funds as of September 30, 2018 and December 31, 2017 was as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2018	December 31, 2017
ECP II	$796	$833
Glisco II, Glisco III and Glisco IV	3,713	6,558
Trilantic IV and Trilantic V	5,201	6,421
Total Private Equity Funds	$9,710	$13,812
Net realized and unrealized gains (losses) on private equity fund investments were ($337) and ($195) for the three and nine months ended September 30, 2018, respectively, and $1,208 and ($985) for the three and nine months ended September 30, 2017, respectively. During the nine months ended September 30, 2018, Glisco II, Trilantic IV and Trilantic V made distributions of $2,059, $194 and $1,549, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2018, there was no previously distributed carried interest received from the Company's managed funds that was subject to repayment.
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
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $5,277 and $8,730 included in its Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of September 30, 2018 and December 31, 2017 was $7,880 and $10,996, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the nine months ended September 30, 2018, $417 of this investment was allocated to Trilantic Fund V. From 2010 to 2017, $4,513 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $9,982 and $10,399 as of September 30, 2018 and December 31, 2017, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $632 was unfunded at September 30, 2018. The Company and Trilantic anticipate that the Company will participate in the successor funds to Trilantic Fund V. The Company further anticipates that participation in the successor fund will be at approximately $12,000.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Other Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $1,079 as of September 30, 2018 and December 31, 2017.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $1,609 and $2,172 as of September 30, 2018 and December 31, 2017, respectively.
Note 10 – Fair Value Measurements
ASC 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily-available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at September 30, 2018 and December 31, 2017 are based on prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2018
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$112,361	$56,660	$—	$169,021
Securities Investments(2)	6,342	1,942	—	8,284
Investment Funds	63,652	—	—	63,652
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,493	—	—	22,493
Total Assets Measured At Fair Value	$204,848	$58,602	$—	$263,450

	December 31, 2017
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$—	$44,648	$—	$44,648
Securities Investments(2)	4,336	1,795	—	6,131
Investment Funds	27,699	—	—	27,699
Financial Instruments Owned and Pledged as Collateral at Fair Value	19,374	—	—	19,374
Total Assets Measured At Fair Value	$51,409	$46,443	$—	$97,852

(1)
Includes $23,194 and $10,354 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017, respectively.

(2)
Includes $6,635 and $3,092 of treasury bills and notes and municipal bonds classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017, respectively.

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
The Company had no transfers between fair value levels during the nine months ended September 30, 2018 or the year ended December 31, 2017.
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities, which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition, are listed in the tables below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		September 30, 2018
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$395,323	$395,323	$—	$—	$395,323
Certificates of Deposit	100,000	—	100,000	—	100,000
Debt Security Investment	9,305	—	—	9,305	9,305
Securities Purchased Under Agreements to Resell	3,616	—	3,616	—	3,616
Accounts Receivable	232,256	—	232,256	—	232,256
Receivable from Employees and Related Parties	23,872	—	23,872	—	23,872
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$41,669	$—	$41,669	$—	$41,669
Securities Sold Under Agreements to Repurchase	26,130	—	26,130	—	26,130
Payable to Employees and Related Parties	34,167	—	34,167	—	34,167
Notes Payable	168,543	—	163,476	—	163,476

		December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$596,141	$596,141	$—	$—	$596,141
Certificates of Deposit	63,527	—	63,527	—	63,527
Debt Security Investment	10,995	—	—	10,995	10,995
Securities Purchased Under Agreements to Resell	10,645	—	10,645	—	10,645
Accounts Receivable	184,993	—	184,993	—	184,993
Receivable from Employees and Related Parties	17,030	—	17,030	—	17,030
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$34,111	$—	$34,111	$—	$34,111
Securities Sold Under Agreements to Repurchase	30,027	—	30,027	—	30,027
Payable to Employees and Related Parties	31,167	—	31,167	—	31,167
Notes Payable	168,347	—	171,929	—	171,929
Subordinated Borrowings	6,799	—	6,859	—	6,859
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2018, the Company was in compliance with all of these covenants.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Notes Payable is comprised of the following as of September 30, 2018 and December 31, 2017:

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	September 30, 2018	December 31, 2017
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,752	$37,684
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,437	66,356
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,530	47,493
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,824	16,814
Total			$168,543	$168,347

(a)	Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
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
Note 12 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on October 22, 2018, a quarterly cash dividend of $0.50 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of November 30, 2018, which will be paid on December 14, 2018. During the nine months ended September 30, 2018, the Company declared and paid dividends of $1.40 per share, totaling $57,448, and accrued deferred cash dividends on unvested RSUs, totaling $9,092.
Treasury Stock – During the nine months ended September 30, 2018, the Company purchased 1,060 Class A Shares primarily from employees at values ranging from $89.98 to $115.30 per share (at an average cost per share of $99.92), primarily for the net settlement of stock-based compensation awards, and 848 Class A Shares at market values ranging from $85.91 to $112.30 per share (at an average cost per share of $96.05) pursuant to the Company's share repurchase program. The aggregate 1,908 Class A Shares were purchased at an average cost per share of $98.20 and the result of these purchases was an increase in Treasury Stock of $187,457 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2018.
LP Units – During the nine months ended September 30, 2018, 1,081 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $11 and $42,555, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2018.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2018, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net and Foreign Currency Translation Adjustment Gain (Loss), net, of ($3,660) and ($25,380), respectively.

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
The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the nine months ended September 30, 2018 and 2017 were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Beginning balance	$252,404	$256,033

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	36,760	35,740
Other Comprehensive Income	8	1,264
Total Comprehensive Income	36,768	37,004

Evercore LP Units Purchased or Converted into Class A Shares	(42,566)	(29,393)

Amortization and Vesting of LP Units/Interests	14,925	7,294

Other Items:
Distributions to Noncontrolling Interests	(30,374)	(26,315)
Issuance of Noncontrolling Interest	1,165	8,279
Purchase of Noncontrolling Interest	(1,011)	(261)
Other, net	—	(221)
Total Other Items	(30,220)	(18,518)

Ending balance	$231,311	$252,420
Other Comprehensive Income - Other Comprehensive Income attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($2) and ($66) for the three and nine months ended September 30, 2018, respectively, and $5 and $79 for the three and nine months ended September 30, 2017, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $429 and $74 for the three and nine months ended September 30, 2018, respectively, and $955 and $1,185 for the three and nine months ended September 30, 2017, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Interests Issued - During the second quarter of 2018, in conjunction with the establishment of the RECA business, certain employees of that business purchased interests, at fair value, in PCA, resulting in an increase to Noncontrolling Interest of $770 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2018. See Note 5 for further information.
During the nine months ended September 30, 2017, the Company issued 111 Class A LP Units as settlement of contingent consideration, resulting in an increase to Noncontrolling Interest of $8,169 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2017.
Interests Purchased - On March 29, 2018, the Company purchased, at fair value, an additional 15% of PCA for $25,525 and on March 3, 2017, the Company purchased, at fair value, an additional 13% of PCA for $7,071. These purchases resulted in a decrease to Noncontrolling Interest of $298 and $261 and a decrease to Additional Paid-In-Capital of $25,227 and $6,810, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2018 and 2017, respectively.
During the nine months ended September 30, 2017, the Company purchased 32 LP Units and certain other rights from noncontrolling interest holders, resulting in a decrease to Noncontrolling Interest of $2,523 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2017.
Note 14 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and nine months ended September 30, 2018 and 2017 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$49,461	$45,911	$213,935	$144,866
Denominator:
Weighted average Class A Shares outstanding, including vested restricted stock units ("RSUs ")	40,966	39,045	40,762	39,873
Basic net income per share attributable to Evercore Inc. common shareholders	$1.21	$1.18	$5.25	$3.63
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$49,461	$45,911	$213,935	$144,866
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$49,461	$45,911	$213,935	$144,866
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,966	39,045	40,762	39,873
Assumed exchange of LP Units for Class A Shares(a)(b)	1,297	1,420	1,405	473
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	3,195	2,590	2,975	2,509
Shares that are contingently issuable(c)	400	981	400	2,032
Diluted weighted average Class A Shares outstanding	45,858	44,036	45,542	44,887
Diluted net income per share attributable to Evercore Inc. common shareholders	$1.08	$1.04	$4.70	$3.23

(a)
The Company has outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which convert into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately become exchangeable into Class A Shares on a one-for-one basis. During the three and nine months ended September 30, 2018 and 2017, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

(b)
The Company also has outstanding Class A and E LP Units in Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and nine months ended September 30, 2018 and 2017, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,018 and 5,125 for the three and nine months ended September 30, 2018, respectively, and 5,930 and 6,010 for the three and nine months ended September 30, 2017, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $6,423 and $26,881 for the three and nine months ended September 30, 2018, respectively, and $6,628 and $20,746 for the three and nine months ended September 30, 2017, respectively. In computing this adjustment, the Company

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and, that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

(c)
The Company previously had outstanding Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") which were contingently exchangeable into Class E LP Units, and ultimately Class A Shares, and has outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, and outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. In July 2017, the Company exchanged all of the outstanding Class H LP Interests for a number of Class J LP Units. As of December 31, 2017, all of the Class G LP Interests either converted into Class E LP Units or were forfeited pursuant to their performance terms. See Note 15 for further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class G and H LP Interests and Class I-P and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Interests/Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 400 for the three and nine months ended September 30, 2018 and 981 and 2,032 for the three and nine months ended September 30, 2017, respectively.

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
Note 15 – Share-Based and Other Deferred Compensation
LP Units
Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that vested ratably on October 31, 2015, 2016 and 2017 and became exchangeable into Class A Shares upon vesting, subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $4,835 and $15,273 for the three and nine months ended September 30, 2017, respectively. The Class E LP Units were fully expensed at December 31, 2017.
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

February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company is expensing the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $3,741 and $11,313 for the three and nine months ended September 30, 2018, respectively, and $2,315 for the three and nine months ended September 30, 2017.
Based on Evercore ISI's results for the first nine months of 2017, as well as the Company's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business, the Company determined that the achievement of the remaining performance thresholds for certain of the Class G LP Interests was no longer probable at March 31, 2017, June 30, 2017 or September 30, 2017. Prior to the exchange into Class J LP Units in 2017, the Company had determined that the achievement of the remaining performance thresholds for certain of the Class H LP Interests was probable at June 30, 2017, but at a lower assumed performance level than previously determined. These determinations resulted in previously recognized expense of $26,224 for certain of the Class G and H LP Interests being reversed during the first quarter of 2017. The determination assumed a Management Basis EBIT margin of 11.7% and an annual Management Basis EBIT of $26,904 being achieved in 2017 and a Management Basis EBIT margin of 14.0% and an annual Management Basis EBIT of $34,357 being achieved in 2018 and 2019 for Evercore ISI, which would have resulted in 2,005 Class H LP Interests vesting and becoming exchangeable into Class E LP Units. Accordingly, $2,003 of expense was recorded and $12,897 of expense was reversed for the three and nine months ended September 30, 2017, respectively, for the Class G and H LP Interests.
During the first quarter of 2017, the Company amended the terms of 19 Class E LP Units, 14 Class G LP Interests and 162 Class H LP Interests for an exiting employee. The amendment resulted in expense, included within compensation expense related to the Class E LP Units and Class G and H LP Interests above, of $3,532 for the nine months ended September 30, 2017, respectively, reflecting the reversal of all previous expense related to these awards and the subsequent amortization of the awards at the amended grant date fair value of $14,891. These awards were amortized ratably through June 30, 2017.
Other Performance-based Awards - In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Executive Chairman. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,164 and $3,455 for the three and nine months ended September 30, 2018 and 2017, respectively.
In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. An additional 16 Class K-P Units may be issued contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. The Company determined the fair value of the award probable to vest to be $5,000 and records expense for these units over the service period. Compensation expense related to this award was $302 and $897 for the three and nine months ended September 30, 2018, respectively.
Stock Incentive Plan
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 5,367 and 7,412 as of September 30, 2018 and 2017, respectively.
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
Equity Grants
During the nine months ended September 30, 2018, pursuant to the 2016 Plan, the Company granted employees 1,932 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2018 had grant date fair values of $86.23 to $114.80 per share. During the nine months ended September 30, 2018, 2,472 Service-based Awards vested and 51 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $41,679 and $130,785 for the three and nine months ended September 30, 2018, respectively, and $38,124 and $116,363 for the three and nine months ended September 30, 2017, respectively.
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
Compensation expense related to deferred cash awards was $13,147 and $41,328 for the three and nine months ended September 30, 2018, respectively, and $8,599 and $18,419 for the three and nine months ended September 30, 2017, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 and January 1, 2017. These awards, which aggregate $63,225 of liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2018, are due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013) and in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $7,007 and $21,082 for the three and nine months ended September 30, 2018, respectively, and $6,721 and $19,279 for the three and nine months ended September 30, 2017, respectively. In conjunction with this plan, the Company distributed cash payments of $4,532 and $19,401 for the nine months ended September 30, 2018 and 2017, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $5,701 and $13,810 for the three and nine months ended September 30, 2018, respectively, and $5,021 and $14,050 for the three and nine months ended September 30, 2017, respectively. The remaining unamortized amount of these awards was $39,408 as of September 30, 2018.
Separation and Transition Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $538 and $7,022 for the three and nine months ended September 30, 2018, respectively, and $953 and $4,421 for the three and nine months ended September 30, 2017, respectively. In conjunction with these arrangements, the Company distributed cash payments of $763 and $6,636 for the three and nine months ended September 30, 2018, respectively, and $54 and $2,399 for the three and nine months ended September 30, 2017, respectively. The Company also granted separation benefits to certain employees, resulting in expense included in Special Charges of approximately $781 and $2,024 for the three and nine months ended September 30, 2018, respectively. See Note 5 for further information.
Note 16 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2034. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $11,470 and $32,042 for the three and nine months ended September 30, 2018, respectively, and $9,905 and $29,793 for the three and nine months ended September 30, 2017, respectively.
On July 1, 2018, the Company entered into a new lease agreement for office space at its headquarters at 55 East 52nd St., New York, New York. Under the terms of the agreement, the Company committed to extend the lease term for its current space and add space on up to seven additional floors, three of which commence as of the lease’s effective date. The Company anticipates it will take possession of the remainder of these floors over the next five years. When all floors have commenced, the Company will have approximately 350,000 square feet of space at this location. The lease term for all current and prospective space will end on June 30, 2034. The Company anticipates that the approximate aggregate additional minimum future payments under this arrangement, net of rent abatement and certain other rent credits, will be as follows as of September 30, 2018:

2018	$15
2019	629
2020	6,240
2021	11,671
2022	16,641
Thereafter	402,976
Total	$438,172
Private Equity – As of September 30, 2018, the Company had unfunded commitments for capital contributions of $3,294 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness subject to specified exceptions. The Company was in compliance with these covenants as of September 30, 2018. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30,000 on this facility, which was repaid on March 2, 2018. The facility was renewed on June 21, 2018, and the maturity date was extended to June 21, 2019.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10,604 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments – In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At September 30, 2018, the Company had a remaining commitment for contingent consideration related to its acquisition of Kuna & Co. KG in 2015.
The Company also had a commitment at September 30, 2018 for contingent consideration related to an arrangement with the former employer of certain RECA employees. See Note 5 for further information.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,
	2018	2017
Cash and Cash Equivalents	$425,152	$439,855
Restricted Cash included in Other Assets	9,287	17,769
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$434,439	$457,624
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Foreign Exchange – The Company entered into foreign currency exchange forward contracts to sell 2.2 billion Japanese yen for $20,136 during the second quarter of 2018 to fix the exchange rate for Japanese yen denominated accounts receivable. These contracts settled during the third quarter of 2018.
Contingencies
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings (including the matter described below), individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Beginning in November 2016, several putative class actions were filed, and thereafter consolidated, in the U.S. District Court for the Eastern District of Texas relating to Adeptus Health Inc.'s ("Adeptus") June 2014 initial public offering and May 2015, July 2015 and June 2016 secondary offerings. Among others, the defendants included Adeptus and the underwriters in the offerings, including EGL. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy and was subsequently removed as a defendant. On November 21, 2017, plaintiffs filed a consolidated complaint that alleged as to the underwriters' violations of the Securities Act of 1933 in connection with the four offerings. The defendants filed motions to dismiss on February 5, 2018. On September 12, 2018, the defendants' motions to dismiss were granted as to the claims relating to the initial public offering and May 2015 secondary offering, but denied as to the claims relating to the July 2015 and June 2016 secondary offerings. EGL underwrote approximately 294 shares of common stock in the July 2015 secondary offering, representing an aggregate offering price of approximately $30.8 million, but did not underwrite any shares in the June 2016 secondary offering. On September 25, 2018, the plaintiffs filed an amended complaint relating to the July 2015 and June 2016 secondary offerings.
Note 17 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of September 30, 2018 and December 31, 2017 was $191,546 and $238,588, respectively, which exceeded the minimum net capital requirement by $191,296 and $238,338, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2018.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of September 30, 2018.
Note 18 – Income Taxes
The Company's Provision for Income Taxes was $17,539 and $48,018 for the three and nine months ended September 30, 2018, respectively, and $28,815 and $69,566 for the three and nine months ended September 30, 2017, respectively. The effective tax rate was 23% and 16% for the three and nine months ended September 30, 2018, respectively, and 32% and 28% for the three and nine months ended September 30, 2017, respectively. In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in 2018 and future years, the Company's effective tax rate for the three and nine months ended September 30, 2018 was reduced by 12 percentage points before the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The effective tax rate for the three and nine months ended September 30, 2018 and 2017 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A common stock under share-based payment arrangements of $22,830 and $23,663 being recognized in the Company's Provision for Income Taxes for the nine months ended September 30, 2018 and 2017, respectively, and resulted in a reduction in the effective tax rate of 8 and 9 percentage points for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for 2018 and 2017 also reflects the effect of certain nondeductible expenses, including expenses related to Class E, J, I-P and K-P LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.
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
Additionally, the Company expects to recognize the income tax effects associated with the new global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and nine months ended September 30, 2018, no additional income tax expense associated with the GILTI provisions has been reported and it is not expected to be material to the Company’s effective tax rate for the year.
The Company reported an increase in deferred tax assets of $133 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $73 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2018. The Company reported a decrease in deferred tax assets of $218 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $3,244 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2017.
As of September 30, 2018, the Company had no unrecognized tax benefits.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations.
Note 19 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in Institutional Asset Management and Wealth Management and interests in private equity funds which are not managed by the Company. On October 18, 2017, the Company completed the sale of the Institutional Trust and Independent Fiduciary business of ETC, which was in the Investment Management segment.
The Company's segment information for the three and nine months ended September 30, 2018 and 2017 is prepared using the following methodology:

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

•
Special Charges - Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K. and separation benefits and related charges associated with the Company's businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of the Company's headquarters in New York.

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

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and nine months ended September 30, 2018.
The following information presents each segment's contribution.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Banking
Net Revenues(1)	$366,834	$388,299	$1,252,709	$1,115,478
Operating Expenses	287,809	293,264	946,629	844,573
Other Expenses(2)	7,888	11,748	21,805	26,663
Operating Income	71,137	83,287	284,275	244,242
Income (Loss) from Equity Method Investments	—	(75)	297	(111)
Pre-Tax Income	$71,137	$83,212	$284,572	$244,131
Identifiable Segment Assets	$1,294,106	$1,239,812	$1,294,106	$1,239,812
Investment Management
Net Revenues(1)	$14,425	$18,302	$40,590	$48,840
Operating Expenses	11,022	14,027	32,973	40,441
Other Expenses(2)	—	492	21	7,976
Operating Income	3,403	3,783	7,596	423
Income from Equity Method Investments	2,298	1,902	6,545	5,618
Pre-Tax Income	$5,701	$5,685	$14,141	$6,041
Identifiable Segment Assets	$411,501	$321,223	$411,501	$321,223
Total
Net Revenues(1)	$381,259	$406,601	$1,293,299	$1,164,318
Operating Expenses	298,831	307,291	979,602	885,014
Other Expenses(2)	7,888	12,240	21,826	34,639
Operating Income	74,540	87,070	291,871	244,665
Income from Equity Method Investments	2,298	1,827	6,842	5,507
Pre-Tax Income	$76,838	$88,897	$298,713	$250,172
Identifiable Segment Assets	$1,705,607	$1,561,035	$1,705,607	$1,561,035

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Banking(A)	$4,108	$(878)	$3,219	$(3,431)
Investment Management(B)	1,747	2,018	3,987	1,803
Total Other Revenue, net	$5,855	$1,140	$7,206	$(1,628)

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2,300 and $6,861 for the three and nine months ended September 30, 2018, respectively, and $2,488 and $7,494 for the three and nine months ended September 30, 2017, respectively. Also includes ($343) and ($606) of principal trading losses for the three and nine months ended September 30, 2017, respectively, to conform to the current presentation.

(B)
Includes $1,952 and $1,427 of net realized and unrealized gains on private equity investments for the three and nine months ended September 30, 2017, respectively, to conform to the current presentation.

(2)	Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$3,764	$9,249	$11,470	$4,980
Special Charges	1,967	—	3,864	14,400
Acquisition and Transition Costs	—	107	—	107
Intangible Asset and Other Amortization	2,157	2,392	6,471	7,176
Total Investment Banking	7,888	11,748	21,805	26,663
Investment Management
Special Charges	—	—	—	7,107
Acquisition and Transition Costs	—	492	21	869
Total Investment Management	—	492	21	7,976
Total Other Expenses	$7,888	$12,240	$21,826	$34,639
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Revenues:(1)
United States	$290,944	$305,062	$1,023,686	$842,814
Europe and Other	82,063	94,654	239,226	314,154
Latin America	2,397	5,745	23,181	8,978
Total	$375,404	$405,461	$1,286,093	$1,165,946
(1) Excludes Other Revenue, Including Interest and Investments, and Interest Expense.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company's total assets are located in the following geographical areas:

	September 30, 2018	December 31, 2017
Total Assets:
United States	$1,438,902	$1,284,163
Europe and Other	200,020	234,984
Latin America	66,685	65,739
Total	$1,705,607	$1,584,886

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, activism and defense and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions and fees from research and our sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue consists of advisory fees for which realizations are dependent on the successful completion of transactions. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to approval of the court. Underwriting fees are recognized when the offering has been deemed to be completed, placement fees are generally recognized at the time of the client's acceptance of capital or capital commitments. Commissions and Related Fees includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and Related Fees also include subscription fees for the sales of research. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) and recognized as revenue over the remaining subscription period.
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
Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period, subject to retirement eligibility. With respect to annual awards, our retirement eligibility criteria stipulates that if an employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, the employee is eligible for retirement. Retirement eligibility allows for continued

vesting of awards after employees depart from the Company, provided they give the minimum advance notice, which is generally one year.
We estimate forfeitures in the aggregate compensation cost to be amortized over the requisite service period of its awards. We periodically monitor our estimated forfeiture rate and adjust our assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.
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

•
Special Charges - Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing our agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of our headquarters in New York. Also includes expenses in 2017 related to the impairment of goodwill in our Institutional Asset Management reporting unit and the impairment of our investment in G5.

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
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. We adopted ASU 2016-09 on January 1, 2017, which resulted in excess tax benefits and deficiencies from the delivery of Class A Shares under share-based payment arrangements being recognized in our Provision for Income Taxes, rather than in Additional Paid-In-Capital under legacy U.S. GAAP. In addition, net deferred tax assets are impacted by changes to statutory tax rates in the period of enactment. See Note 18 to our unaudited condensed consolidated financial statements for further information.
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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2018 and 2017. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, as well as the impact of the application of ASC 606 on the three and nine months ended September 30, 2018, see the discussion in "Business Segments" below.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees(1)	$305,949	$332,753	(8%)	$1,047,259	$939,841	11%
Underwriting Fees(2)	11,440	11,034	4%	62,784	30,170	108%
Commissions and Related Fees	45,337	45,390	—%	139,447	148,898	(6%)
Asset Management and Administration Fees	12,678	16,284	(22%)	36,603	47,037	(22%)
Other Revenue, Including Interest and Investments(3)	10,058	6,553	53%	20,826	13,363	56%
Total Revenues	385,462	412,014	(6%)	1,306,919	1,179,309	11%
Interest Expense	4,203	5,413	(22%)	13,620	14,991	(9%)
Net Revenues	381,259	406,601	(6%)	1,293,299	1,164,318	11%
Expenses
Operating Expenses	298,831	307,291	(3%)	979,602	885,014	11%
Other Expenses	7,888	12,240	(36%)	21,826	34,639	(37%)
Total Expenses	306,719	319,531	(4%)	1,001,428	919,653	9%
Income Before Income from Equity Method Investments and Income Taxes	74,540	87,070	(14%)	291,871	244,665	19%
Income from Equity Method Investments	2,298	1,827	26%	6,842	5,507	24%
Income Before Income Taxes	76,838	88,897	(14%)	298,713	250,172	19%
Provision for Income Taxes	17,539	28,815	(39%)	48,018	69,566	(31%)
Net Income	59,299	60,082	(1%)	250,695	180,606	39%
Net Income Attributable to Noncontrolling Interest	9,838	14,171	(31%)	36,760	35,740	3%
Net Income Attributable to Evercore Inc.	$49,461	$45,911	8%	$213,935	$144,866	48%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$1.08	$1.04	4%	$4.70	$3.23	46%

(1)
The application of ASC 606 resulted in advisory revenue of $50.8 million being recognized for the three and nine months ended September 30, 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the fourth quarter of 2018 under the legacy accounting standard.

(2)
The application of ASC 606 resulted in client related expenses for underwriting transactions being presented gross (previously presented net) in related revenues and expenses for the three and nine months ended September 30, 2018. Underwriting Fees reflect revenues for client related expenses of $0.1 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.

(3)
Includes ($0.3) million and ($0.6) million of principal trading losses for the three and nine months ended September 30, 2017, respectively, and $2.0 million and $1.4 million of net realized and unrealized gains on private equity investments for the three and nine months ended September 30, 2017, respectively, in order to conform to the current period's presentation.

As of September 30, 2018 and 2017, we employed approximately 1,700 and 1,575 people, respectively, worldwide.
Three Months Ended September 30, 2018 versus September 30, 2017
Net Revenues were $381.3 million for the three months ended September 30, 2018, a decrease of $25.3 million, or 6%, versus Net Revenues of $406.6 million for the three months ended September 30, 2017. The application of ASC 606 resulted in advisory revenue of $50.8 million being recognized for the three months ended September 30, 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the fourth quarter of 2018 under the legacy accounting standard. Advisory Fees decreased 8%, Underwriting

Fees increased 4% and Commissions and Related Fees were flat compared to the three months ended September 30, 2017. Asset Management and Administration Fees decreased 22% compared to the three months ended September 30, 2017. On October 18, 2017, we completed the sale of the Institutional Trust and Independent Fiduciary business of ETC. The results of this business were consolidated for the three months ended September 30, 2017, which included Net Revenues of $5.0 million and Total Expenses of $5.4 million. Other Revenue, Including Interest and Investments for the three months ended September 30, 2018 was 53% higher than for the three months ended September 30, 2017.
Total Operating Expenses were $298.8 million for the three months ended September 30, 2018, as compared to $307.3 million for the three months ended September 30, 2017, a decrease of $8.5 million, or 3%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $221.7 million for the three months ended September 30, 2018, a decrease of $15.8 million, or 7%, versus expense of $237.5 million for the three months ended September 30, 2017. The decrease was primarily due to decreased incentive compensation related to the 6% decrease in Net Revenues. Headcount increased 8% from September 30, 2017 to September 30, 2018. Non-compensation expenses as a component of Operating Expenses were $77.1 million for the three months ended September 30, 2018, an increase of $7.3 million, or 10%, versus non-compensation operating expenses of $69.8 million for the three months ended September 30, 2017. Non-compensation operating expenses increased compared to the three months ended September 30, 2017 primarily driven by increased headcount and increased occupancy costs.
Total Other Expenses of $7.9 million for the three months ended September 30, 2018 included compensation costs associated with the vesting of Class J LP Units and certain other awards of $3.8 million granted in conjunction with the acquisition of ISI, Special Charges of $2.0 million related to separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of our headquarters in New York, and intangible asset and other amortization of $2.2 million. Total Other Expenses of $12.2 million for the three months ended September 30, 2017 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $9.2 million granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.6 million and intangible asset and other amortization of $2.4 million.
In July 2017, we exchanged all of the outstanding 4.1 million Class H LP Interests for 1.0 million vested and 0.9 million unvested Class J LP Units. These units convert into an equal number of Class E LP Units, and ultimately become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder one vote on all matters submitted generally to holders of Class A and Class B common stock, for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that we determined were probable of being exchanged on the date of modification, we are expensing the previously unrecognized fair value of the Class H LP Interests ratably over the remaining vesting period.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59% for the three months ended September 30, 2018, compared to 61% for the three months ended September 30, 2017.
Income from Equity Method Investments was $2.3 million for the three months ended September 30, 2018, as compared to $1.8 million for the three months ended September 30, 2017. The increase was primarily a result of an increase in earnings from ABS, as associated AUM increased.
The provision for income taxes for the three months ended September 30, 2018 was $17.5 million, which reflected an effective tax rate of 23%. The provision for income taxes for the three months ended September 30, 2017 was $28.8 million, which reflected an effective tax rate of 32%. In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in 2018 and future years, our effective tax rate for the three months ended September 30, 2018 was reduced by 12 percentage points, before the impact of ASU 2016-09. The effective tax rate for the three months ended September 30, 2018 and 2017 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements of $0.6 million and $0.5 million being recognized in our Provision for Income Taxes for the three months ended September 30, 2018 and 2017, respectively, and resulted in a reduction in the effective tax rate of 0.8 and 0.6 percentage points for the three months ended September 30, 2018 and 2017, respectively. The provision for income taxes for 2018 and 2017 also reflects the effects of certain nondeductible expenses, including expenses related to Class E and J LP Units, Class I-P and K-P Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. See Note 18 to our unaudited condensed consolidated financial statements for further information.

Net Income Attributable to Noncontrolling Interest was $9.8 million for the three months ended September 30, 2018 compared to $14.2 million for the three months ended September 30, 2017. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income allocated to Evercore LP and PCA during the three months ended September 30, 2018.
Nine Months Ended September 30, 2018 versus September 30, 2017
Net Revenues were $1.3 billion for the nine months ended September 30, 2018, an increase of $129.0 million, or 11%, versus Net Revenues of $1.2 billion for the nine months ended September 30, 2017. The application of ASC 606 resulted in advisory revenue of $50.8 million being recognized for the nine months ended September 30, 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the fourth quarter of 2018 under the legacy accounting standard. Advisory Fees increased 11%, Underwriting Fees increased 108% and Commissions and Related Fees decreased 6% compared to the nine months ended September 30, 2017. Asset Management and Administration Fees decreased 22% compared to the nine months ended September 30, 2017. The results of the ETC business were consolidated for the nine months ended September 30, 2017, which included Net Revenues of $14.8 million and Total Expenses of $14.3 million. Other Revenue, Including Interest and Investments for the nine months ended September 30, 2018 was 56% higher than for the nine months ended September 30, 2017.
Total Operating Expenses were $979.6 million for the nine months ended September 30, 2018, as compared to $885.0 million for the nine months ended September 30, 2017, an increase of $94.6 million, or 11%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $755.1 million for the nine months ended September 30, 2018, an increase of $70.9 million, or 10%, versus expense of $684.2 million for the nine months ended September 30, 2017. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior new hires and increased compensation costs from share-based and other deferred compensation arrangements, as well as increased annual incentive compensation related to the 11% increase in Net Revenues. Non-compensation expenses as a component of Operating Expenses were $224.5 million for the nine months ended September 30, 2018, an increase of $23.7 million, or 12%, versus non-compensation operating expenses of $200.8 million for the nine months ended September 30, 2017. Non-compensation operating expenses increased compared to the nine months ended September 30, 2017 primarily driven by increased headcount, increased occupancy costs and higher professional fees.
Total Other Expenses of $21.8 million for the nine months ended September 30, 2018 included compensation costs associated with the vesting of Class J LP Units and certain other awards of $11.5 million granted in conjunction with the acquisition of ISI, Special Charges of $3.9 million primarily related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of our headquarters in New York, intangible asset and other amortization of $6.5 million and Acquisition and Transition Costs of $0.02 million. Total Other Expenses of $34.6 million for the nine months ended September 30, 2017 included Special Charges of $21.5 million related to an impairment charge of $14.4 million associated with our investment in G5 and an impairment charge of $7.1 million related to the goodwill in the Institutional Asset Management reporting unit in the second quarter of 2017. Other Expenses for the nine months ended September 30, 2017 also included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $5.0 million granted in conjunction with the acquisition of ISI. We incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. See Note 15 to our unaudited condensed consolidated financial statements for further information. Other Expenses for the nine months ended September 30, 2017 also included Acquisition and Transition Costs of $1.0 million and intangible asset and other amortization of $7.2 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59% for the nine months ended September 30, 2018 and 2017.
Income from Equity Method Investments was $6.8 million for the nine months ended September 30, 2018, as compared to $5.5 million for the nine months ended September 30, 2017. The increase was primarily a result of an increase in earnings from ABS, as associated AUM increased.
The provision for income taxes for the nine months ended September 30, 2018 was $48.0 million, which reflected an effective tax rate of 16%. The provision for income taxes for the nine months ended September 30, 2017 was $69.6 million, which reflected an effective tax rate of 28%. In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in 2018 and future years, our effective tax rate for the nine months ended September 30, 2018 was reduced by 12 percentage points, before the impact of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements of $22.8 million and $23.7 million being recognized in our Provision for Income Taxes for the nine months ended September 30, 2018 and 2017, respectively, and resulted in a reduction in the effective tax rate of 8 and 9 percentage points for the nine months ended September 30, 2018 and 2017, respectively. The provision for income taxes for 2018 and 2017 also reflects the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units, Class I-P and K-P Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. In addition, the effective tax rate for the nine months ended September 30, 2017 was impacted by a valuation allowance on deferred tax assets related to Evercore Brazil.
Net Income Attributable to Noncontrolling Interest was $36.8 million for the nine months ended September 30, 2018 compared to $35.7 million for the nine months ended September 30, 2017. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income allocated to Evercore LP during the nine months ended September 30, 2018.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)(2)	$305,949	$332,753	(8%)	$1,047,259	$939,841	11%
Underwriting Fees(3)	11,440	11,034	4%	62,784	30,170	108%
Commissions and Related Fees	45,337	45,390	—%	139,447	148,898	(6%)
Other Revenue, net(4)	4,108	(878)	NM	3,219	(3,431)	NM
Net Revenues	366,834	388,299	(6%)	1,252,709	1,115,478	12%
Expenses
Operating Expenses	287,809	293,264	(2%)	946,629	844,573	12%
Other Expenses	7,888	11,748	(33%)	21,805	26,663	(18%)
Total Expenses	295,697	305,012	(3%)	968,434	871,236	11%
Operating Income(5)	71,137	83,287	(15%)	284,275	244,242	16%
Income (Loss) from Equity Method Investments(6)	—	(75)	NM	297	(111)	NM
Pre-Tax Income	$71,137	$83,212	(15%)	$284,572	$244,131	17%

(1)
The application of ASC 606 resulted in advisory revenue of $50.8 million being recognized for the three and nine months ended September 30, 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the fourth quarter of 2018 under the legacy accounting standard.

(2)
Includes client related expenses of $9.7 million and $23.0 million for the three and nine months ended September 30, 2018, respectively, and $7.9 million and $16.8 million for the three and nine months ended September 30, 2017, respectively.

(3)
The application of ASC 606 resulted in client related expenses for underwriting transactions being presented gross (previously presented net) in related revenues and expenses for the three and nine months ended September 30, 2018. Underwriting Fees reflect revenues for client related expenses of $0.1 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.

(4)
Includes interest expense on the Notes Payable, subordinated borrowings and the line of credit of $2.3 million and $6.9 million for the three and nine months ended September 30, 2018, respectively, and $2.5 million and $7.5 million for the three and nine months ended September 30, 2017, respectively. Also includes ($0.3) million and ($0.6) million of principal trading losses that were previously included in Investment Banking Revenue for the three and nine months ended September 30, 2017, respectively, to conform to the current presentation.

(5)
Includes Noncontrolling Interest of $0.3 million and $0.9 million for the three and nine months ended September 30, 2018, respectively, and $1.9 million and $2.3 million for the three and nine months ended September 30, 2017, respectively.

(6)
Equity in Luminis and G5 - Advisory (through December 31, 2017, the date we exchanged all of our outstanding equity interests for debentures of G5) is classified as Income (Loss) from Equity Method Investments.

For the three months ended September 30, 2018, the dollar value of North American announced and completed M&A activity increased 17% and decreased 29%, respectively, compared to the three months ended September 30, 2017, while the dollar value of Global announced and completed M&A activity for the three months ended September 30, 2018 decreased 4% and 18%, respectively, compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, the dollar value of North American and Global announced M&A activity between $1 - $5 billion increased 24% and 16%, respectively, compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, the dollar value of North American announced and completed M&A activity increased 41% and decreased 10%, respectively, compared to the nine months ended September 30, 2017, while the dollar value of Global announced and completed M&A activity for the nine months ended September 30, 2018 increased 35% and decreased 5%, respectively, compared to the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the dollar value of North American and Global announced M&A activity between $1 - $5 billion increased 10% and 17%, respectively, compared to the nine months ended September 30, 2017:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$392	$336	17%	$1,352	$961	41%
Value of North American M&A Deals Announced between $1 - $5 billion	$126	$102	24%	$378	$343	10%
Value of North American M&A Deals Completed	$313	$441	(29%)	$1,081	$1,198	(10%)
Value of Global M&A Deals Announced	$790	$820	(4%)	$3,170	$2,349	35%
Value of Global M&A Deals Announced between $1 - $5 billion	$281	$243	16%	$861	$736	17%
Value of Global M&A Deals Completed	$659	$801	(18%)	$2,199	$2,326	(5%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	196	210	(7%)	458	429	7%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	62	67	(7%)	210	181	16%

* Source: Thomson Reuters October 2, 2018
** Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
Three Months Ended September 30, 2018 versus September 30, 2017
Net Investment Banking Revenues were $366.8 million for the three months ended September 30, 2018 compared to $388.3 million for the three months ended September 30, 2017, which represented a decrease of 6%. The application of ASC 606 resulted in advisory revenue of $50.8 million being recognized for the three months ended September 30, 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the fourth quarter of 2018 under the legacy accounting standard. We earned advisory fees from 196 clients for the three months ended September 30, 2018 compared to 210 for the three months ended September 30, 2017, representing a 7% decrease. We had 62 fees earned in excess of $1.0 million for the three months ended September 30, 2018, compared to 67 for the three months ended September 30, 2017, representing a 7% decrease. The decrease in revenues from the three months ended September 30, 2017 primarily reflects a decrease of $26.8 million, or 8%, in Advisory Fees, reflecting a decline in the number of fees in excess of $1 million. The decrease in revenues was partially offset by an increase of $0.4 million, or 4%, in Underwriting Fees. We participated in 12 underwriting transactions (compared to 13 for the three months ended September 30, 2017), 6 of which were as a bookrunner (compared to 8 for the three months ended September 30, 2017). Commissions and Related Fees for the three months ended September 30, 2018 were flat from the three months ended September 30, 2017.
Operating Expenses were $287.8 million for the three months ended September 30, 2018 compared to $293.3 million for the three months ended September 30, 2017, a decrease of $5.5 million, or 2%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $213.7 million for the three months ended September 30, 2018, as compared to $227.4 million for the three months ended September 30, 2017, a decrease of $13.7 million, or 6%. The decrease was primarily due to decreased incentive compensation related to the 6% decrease in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $74.1 million for the three months ended September 30, 2018, as compared to $65.9 million for the three months ended September 30, 2017, an increase of $8.2 million, or 12%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business and increased occupancy costs.
Other Expenses of $7.9 million for the three months ended September 30, 2018 included compensation costs associated with the vesting of Class J LP Units and certain other awards of $3.8 million granted in conjunction with the acquisition of ISI, Special Charges of $2.0 million related to separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of our headquarters in New York, and intangible asset and other amortization of $2.2 million. Other Expenses of $11.7 million for the three months ended September 30, 2017 included compensation costs associated with the vesting of LP Units and Interests and certain other awards of $9.2 million granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of $0.1 million and intangible asset and other amortization of $2.4 million.
Nine Months Ended September 30, 2018 versus September 30, 2017
Net Investment Banking Revenues were $1.3 billion for the nine months ended September 30, 2018, compared to $1.1 billion for the nine months ended September 30, 2017, which represented an increase of 12%. The application of ASC 606 resulted in advisory revenue of $50.8 million being recognized for the nine months ended September 30, 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the fourth quarter of 2018 under the legacy accounting standard. We earned advisory fees from 458 clients for the nine months ended September 30, 2018 compared to 429 for the nine months ended September 30, 2017, representing a 7% increase. We had 210 fees earned in excess of $1.0 million for the nine months ended September 30, 2018, compared to 181 for the nine months ended September 30, 2017, representing a 16% increase. The increase in revenues from the nine months ended September 30, 2017 primarily reflects an increase of $107.4 million, or 11%, in Advisory fees, as we continued to advise clients on a wide variety of matters including strategic M&A, activism, restructuring and capital raising. The increase in revenues was also partially attributed to an increase of $32.6 million, or 108%, in Underwriting Fees, as we participated in 43 underwriting transactions (compared to 39 in 2017), 31 of which were as a bookrunner (compared to 19 in 2017). These increases were partially offset by a decrease of $9.5 million, or 6%, in our Commissions and Related Fees, principally driven by the trend of institutional clients adjusting the level of payments for research services.
Operating Expenses were $946.6 million for the nine months ended September 30, 2018 compared to $844.6 million for the nine months ended September 30, 2017, an increase of $102.1 million, or 12%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $731.7 million for the nine months ended September 30, 2018, as compared to $655.3 million for the nine months ended September 30, 2017, an increase of $76.4 million, or 12%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $214.9 million for the nine months ended September 30, 2018, as compared to $189.3 million for the nine months ended September 30, 2017, an increase of $25.6 million, or 14%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business and increased occupancy costs.
Other Expenses of $21.8 million for the nine months ended September 30, 2018 included compensation costs associated with the vesting of Class J LP Units and certain other awards of $11.5 million granted in conjunction with the acquisition of ISI, Special Charges of $3.9 million related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of our headquarters in New York, and intangible asset and other amortization of $6.5 million. Other Expenses of $26.7 million for the nine months ended September 30, 2017 included Special Charges of $14.4 million associated with the impairment of our investment in G5, intangible asset and other amortization of $7.2 million, Acquisition and Transition Costs of $0.1 million and compensation costs associated with the vesting of LP Units and Interests and certain other awards of $5.0 million granted in conjunction with the acquisition of ISI. We incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$11,560	$10,232	13%	$33,826	$29,736	14%
Institutional Asset Management	1,118	1,079	4%	2,777	2,638	5%
Disposed and Restructured Businesses(1)(2)	—	4,973	NM	—	14,663	NM
Asset Management and Administration Fees	12,678	16,284	(22%)	36,603	47,037	(22%)
Other Revenue, net(3)	1,747	2,018	(13%)	3,987	1,803	121%
Net Revenues	14,425	18,302	(21%)	40,590	48,840	(17%)
Expenses
Operating Expenses	11,022	14,027	(21%)	32,973	40,441	(18%)
Other Expenses	—	492	NM	21	7,976	(100%)
Total Expenses	11,022	14,519	(24%)	32,994	48,417	(32%)
Operating Income(4)	3,403	3,783	(10%)	7,596	423	NM
Income from Equity Method Investments(5)	2,298	1,902	21%	6,545	5,618	17%
Pre-Tax Income	$5,701	$5,685	—%	$14,141	$6,041	134%

(1)	Includes the Institutional Trust and Independent Fiduciary business of ETC, which was sold in the fourth quarter of 2017.

(2)	Includes client related expenses of $0.2 million for the three and nine months ended September 30, 2017.

(3)
$2.0 million and $1.4 million of net realized and unrealized gains on private equity investments have been classified in Other Revenue, net, for the three and nine months ended September 30, 2017, respectively, to conform to the current presentation.

(4)
Includes Noncontrolling Interest of $1.1 million and $3.4 million for the three and nine months ended September 30, 2018, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2017, respectively.

(5)
Equity in ABS, Atalanta Sosnoff and G5 - Wealth Management (through December 31, 2017, the date we exchanged all of our outstanding equity interests for debentures of G5), is classified as Income from Equity Method Investments.

Investment Management Results of Operations
Our Investment Management segment includes the following activities:

•
Wealth Management - conducted through EWM and ETC. In August 2018, Evercore Trust Company of Delaware was combined within ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earn fees from negotiated trust services and fiduciary consulting arrangements.

•	Institutional Asset Management - conducted through ECB. Fee-based revenues from ECB are primarily earned on a percentage of AUM.

•
Private Equity - conducted through our investment interests in private equity funds. Glisco assumes all responsibility for the management of the funds in Mexico, Glisco II, Glisco III and Glisco IV, and we maintain a limited partner's interest in the funds and in the general partners of the funds, as well as in Glisco Manager Holdings LP, from which we receive our portion of the management fees earned by Glisco. We are also passive investors in Trilantic IV and Trilantic V. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of September 30, 2018, there was no previously distributed carried interest received from our managed funds that was subject to repayment.

•
We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

The Investment Management segment also includes the results of the following businesses that were deconsolidated or restructured prior to September 30, 2018:

•	On December 31, 2017, we exchanged all of our outstanding equity interests in G5 for debentures of G5. This investment is accounted for as a held-to-maturity security going forward.

•	On October 18, 2017, we sold the Institutional Trust and Independent Fiduciary business of ETC. Following the sale, the remaining operations of ETC were integrated into EWM.
Assets Under Management
AUM for our Investment Management businesses of $9.9 billion at September 30, 2018 increased compared to $9.0 billion at December 31, 2017. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 68% and 64% of Level I investments, 28% and 32% of Level II investments and 4% of Level III investments as of September 30, 2018 and December 31, 2017, respectively. Institutional Asset Management maintained 83% and 81% of Level I investments and 17% and 19% of Level II investments as of September 30, 2018 and December 31, 2017, respectively.
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

The following table summarizes AUM activity for the nine months ended September 30, 2018:

	Wealth Management	Institutional Asset Management	Total
	(dollars in millions)
Balance at December 31, 2017	$7,330	$1,633	$8,963
Inflows	978	1,221	2,199
Outflows	(616)	(1,225)	(1,841)
Market Appreciation	352	223	575
Balance at September 30, 2018	$8,044	$1,852	$9,896

Unconsolidated Affiliates - Balance at September 30, 2018:
Atalanta Sosnoff	$—	$6,223	$6,223
ABS	$—	$5,678	$5,678
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of September 30, 2018:

	Wealth Management	Institutional Asset Management
Equities	58%	30%
Fixed Income	28%	70%
Liquidity(1)	9%	—%
Alternatives	5%	—%
Total	100%	100%
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
For the nine months ended September 30, 2018, AUM for Wealth Management increased 10%, reflecting a 5% increase due to flows and a 5% increase due to market appreciation. Wealth Management outperformed the S&P 500 on a 1 year basis by 4% and lagged the S&P 500 on a 3 year basis by 2% during the period and outperformed the fixed income composite on a 1 and 3 year basis by 20 basis points. For the period, the S&P 500 was up 11% and the fixed income composite was down 1%.
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
For the nine months ended September 30, 2018, AUM for Institutional Asset Management increased 13%, primarily reflecting an increase due to market appreciation. ECB's AUM increase from market appreciation reflects favorable market volatility, as well as the impact of the fluctuation of foreign currency.
AUM from our unconsolidated affiliates increased 6% compared to December 31, 2017, related to positive performance in Atalanta Sosnoff and ABS. On December 31, 2017, we exchanged all of our outstanding equity interests in G5 for debentures of G5.

Three Months Ended September 30, 2018 versus September 30, 2017
Net Investment Management Revenues were $14.4 million for the three months ended September 30, 2018, compared to $18.3 million for the three months ended September 30, 2017. Asset Management and Administration Fees earned from the management of client portfolios decreased 22% from the three months ended September 30, 2017, following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017, partially offset by an increase of $1.3 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.4 million and $0.01 million of revenues from performance fees for the three months ended September 30, 2018 and 2017, respectively. Income from Equity Method Investments increased from the three months ended September 30, 2017, primarily as a result of an increase in earnings from ABS, as associated AUM increased.
Operating Expenses were $11.0 million for the three months ended September 30, 2018, as compared to $14.0 million for the three months ended September 30, 2017, a decrease of $3.0 million, or 21%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $8.0 million for the three months ended September 30, 2018, as compared to $10.2 million for the three months ended September 30, 2017, a decrease of $2.2 million, or 22%. Non-compensation expenses, as a component of Operating Expenses, were $3.0 million for the three months ended September 30, 2018, as compared to $3.8 million for the three months ended September 30, 2017, a decrease of $0.8 million, or 21%. Compensation and non-compensation expenses decreased following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017.
Other Expenses of $0.5 million for the three months ended September 30, 2017 were related to Acquisition and Transition Costs.
Nine Months Ended September 30, 2018 versus September 30, 2017
Net Investment Management Revenues were $40.6 million for the nine months ended September 30, 2018, compared to $48.8 million for the nine months ended September 30, 2017. Asset Management and Administration Fees earned from the management of client portfolios decreased 22% from the nine months ended September 30, 2017, following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017, partially offset by an increase of $4.1 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.4 million and $0.01 million of revenues from performance fees during the nine months ended September 30, 2018 and 2017, respectively. Income from Equity Method Investments increased from the nine months ended September 30, 2017, primarily as a result of an increase in earnings from our investment in ABS, as associated AUM increased.
Operating Expenses were $33.0 million for the nine months ended September 30, 2018, as compared to $40.4 million for the nine months ended September 30, 2017, a decrease of $7.5 million, or 18%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $23.4 million for the nine months ended September 30, 2018, as compared to $29.0 million for the nine months ended September 30, 2017, a decrease of $5.6 million, or 19%. Non-compensation expenses, as a component of Operating Expenses, were $9.6 million for the nine months ended September 30, 2018, as compared to $11.4 million for the nine months ended September 30, 2017, a decrease of $1.8 million, or 16%. Compensation and non-compensation expenses decreased following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017.
Other Expenses of $0.02 million for the nine months ended September 30, 2018 included Acquisition and Transition Costs. Other Expenses of $8.0 million for the nine months ended September 30, 2017 included Special Charges of $7.1 million related to the impairment of goodwill in the Institutional Asset Management reporting unit in the second quarter of 2017 and Acquisition and Transition Costs of $0.9 million.
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

	For the Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$250,695	$180,606
Non-cash charges	233,952	205,854
Other operating activities	(174,001)	(60,147)
Operating activities	310,646	326,313
Investing activities	(188,888)	(72,187)
Financing activities	(306,415)	(377,680)
Effect of exchange rate changes	1,711	5,541
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(182,946)	(118,013)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	617,385	575,637
End of Period	$434,439	$457,624
Nine Months Ended September 30, 2018. Cash, Cash Equivalents and Restricted Cash were $434.4 million at September 30, 2018, a decrease of $182.9 million versus Cash, Cash Equivalents and Restricted Cash of $617.4 million at December 31, 2017. Operating activities resulted in a net inflow of $310.6 million, primarily related to earnings, partially offset by an increase in accounts receivable and a decrease in accrued compensation and benefits. Cash of $188.9 million was used in investing activities primarily related to net purchases of marketable securities and net purchases of certificates of deposit. Financing activities during the period used cash of $306.4 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of dividends, distributions to noncontrolling interest holders and the repayment of outstanding subordinated borrowings.
Nine Months Ended September 30, 2017. Cash, Cash Equivalents and Restricted Cash were $457.6 million at September 30, 2017, a decrease of $118.0 million versus Cash, Cash Equivalents and Restricted Cash of $575.6 million at December 31, 2016. Operating activities resulted in a net inflow of $326.3 million, primarily related to earnings, partially offset by a decrease in accrued compensation and benefits. Cash of $72.2 million was used in investing activities primarily related to purchases of certificates of deposit, furniture, equipment and leasehold improvements, which were partially offset by net proceeds from sales and maturities of marketable securities. Financing activities during the period used cash of $377.7 million, primarily for purchases of treasury stock and noncontrolling interest, the payment of dividends, distributions to noncontrolling interest holders and the repayment of outstanding subordinated borrowings.
Liquidity and Capital Resources
General
Our current assets include Cash and Cash Equivalents, Marketable Securities, Accounts Receivable and contract assets included in Other Current Assets relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses, accrued liabilities related to improvements in our leased facilities, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and EWM in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.

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
On October 23, 2017, our Board of Directors authorized the repurchase of Class A Shares and/or LP Units so that going forward we will be able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2018, we repurchased 848,157 Class A Shares and LP Units, at an average cost per share/unit of $96.05, for $81.5 million pursuant to our repurchase program.

In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2018, we repurchased 1,060,332 Class A Shares, at an average cost per share of $99.92 for $105.9 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,908,489 Class A Shares and LP Units repurchased during the nine months ended September 30, 2018 were acquired for aggregate purchase consideration of $187.5 million, at an average cost per share/unit of $98.20.
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2018, we were in compliance with all of these covenants.
We used $120.0 million of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and us from incurring other indebtedness subject to specified exceptions. We were in compliance with these covenants as of September 30, 2018. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30.0 million on this facility, which was repaid on March 2, 2018. The facility was renewed on June 21, 2018, and the maturity date was extended to June 21, 2019.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10.6 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
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
We had a commitment at September 30, 2018 for contingent consideration related to an arrangement with the former employer of certain RECA employees. For further information see Note 5 to our unaudited condensed consolidated financial statements.
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
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York. We expect to spend approximately $27 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. For further information on the approximate aggregate additional minimum future payments under this arrangement, see Note 16 to our unaudited condensed consolidated financial statements.
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.4 years, as of September 30, 2018, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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
As of September 30, 2018 and December 31, 2017, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	September 30, 2018		December 31, 2017
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$22,493		$19,374
Securities Purchased Under Agreements to Resell	3,616	$3,622	10,645	$10,643
Total Assets	26,109		30,019
Liabilities
Securities Sold Under Agreements to Repurchase	(26,130)	$(26,133)	(30,027)	$(30,020)
Net Liabilities	$(21)		$(8)
Risk Measures
VaR	$1		$1
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(8)		$(1)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$8		$1
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $3.3 million and $3.4 million as of September 30, 2018 and December 31, 2017, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
We also had a commitment at September 30, 2018 for contingent consideration related to an arrangement with the former employer of certain RECA employees. For further information see Note 5 to our unaudited condensed consolidated financial statements.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of September 30, 2018, the fair value of our investments with these products, based on closing prices, was $64.0 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $6.4 million for the three months ended September 30, 2018.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.4 million for the three months ended September 30, 2018.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in the United Kingdom and Mexico, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and Evercore Partners Limited's revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2018, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $0.6 million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Credit Risks
We maintain cash and cash equivalents with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured ("FDIC") limits or enter into sweep arrangements where banks will periodically transfer a portion of our excess cash position to a money market fund. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institution or investment vehicles in which those deposits are held.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. As of September 30, 2018 and December 31, 2017, total receivables recorded in Accounts Receivable amounted to $232.3 million and $185.0 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $53.7 million and $34.0 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of

September 30, 2018, total contract assets recorded in Other Current Assets and Other Assets amounted to $47.0 million and $3.9 million, respectively.
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. We recorded minimal bad debt expense for each of the nine months ended September 30, 2018 and 2017.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2018, we had Marketable Securities of $211.1 million, of which 70% were corporate and municipal securities and treasury bills and notes, primarily with S&P ratings ranging from AAA to BB+.
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
We adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method of transition applied to contracts which were not completed as of January 1, 2018. Following the adoption of ASU 2014-09, our accounting policies for revenue recognition are as follows:
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

In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, we may receive fixed retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter or over the course of the engagement, where the engagement letter will specify a future service period associated with those fees. We may also receive announcement fees upon announcement of a transaction in addition to success fees upon closing of a transaction or another defined outcome, both of which represent variable consideration. This variable consideration will be included in the transaction price, as defined, and recognized as revenue to the extent that it is probable that a significant reversal of revenue will not occur. When assessing probability, we apply careful analysis and judgment to the remaining factors necessary for completion of a transaction, including factors outside of our control. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to approval of the court.
With respect to retainer, announcement and success fees, there are no distinct performance obligations aside from advisory activities, which are generally focused on achieving a milestone (typically, the announcement and/or the closing of a transaction). These advisory services are provided over time throughout the contract period. We recognize revenue when distinct services are performed and when it is probable that a reversal of revenue will not occur, which is generally upon the announcement or closing of a transaction. Accordingly, in any given period, advisory fees recognized for certain transactions will relate to services performed in prior periods. In circumstances in which retainer fees are received in advance of services, these fees are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, and subsequently recognized as advisory fee revenue in Advisory Fees on the Unaudited Condensed Consolidated Statements of Operations during the applicable time period within which the service is rendered. Announcement fees for advisory services are recognized upon announcement (the point at which it is determined that the reversal of revenue is not probable) and all other requirements for revenue recognition are satisfied. A portion of the announcement fee may be deferred based on the services remaining to be completed, if any. Success fees for advisory services, such as merger and acquisition advice, are recognized when it is determined that the reversal of revenue is not probable and all other requirements for revenue recognition are satisfied, which is generally at closing of the transaction.
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

Taxes collected from customers and remitted to governmental authorities are presented on a net basis on the Unaudited Condensed Consolidated Statements of Operations.
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
Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to our clients. We record Accounts Receivable, net of any allowance for doubtful accounts, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. We maintain an allowance for doubtful accounts to provide coverage for estimated losses from its client receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client's creditworthiness and specifically reserve against exposure where we determine the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transactions and private equity fee receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
We record contract assets within Other Current Assets and Other Assets on the Unaudited Condensed Consolidated Statement of Financial Condition when payment is due from a client conditioned on future performance or the occurrence of other events. We also recognize a contract asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. We apply a practical expedient to expense costs to obtain a contract as incurred when the amortization period is one year or less.
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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings (including the matter described below), individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
Beginning in November 2016, several putative class actions were filed, and thereafter consolidated, in the U.S. District Court for the Eastern District of Texas relating to Adeptus Health Inc.'s ("Adeptus") June 2014 initial public offering and May 2015, July 2015 and June 2016 secondary offerings. Among others, the defendants included Adeptus and the underwriters in the offerings, including EGL. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy and was subsequently removed as a defendant. On November 21, 2017, plaintiffs filed a consolidated complaint that alleged as to the underwriters' violation of the Securities Act of 1933 in connection with the four offerings. The defendants filed motions to dismiss on February 5, 2018. On September 12, 2018, the defendants' motions to dismiss were granted as to the claims relating to the initial public offering and May 2015 secondary offering, but denied as to the claims relating to the July 2015 and June 2016 secondary offerings. EGL underwrote 293,867 shares of common stock in the July 2015 secondary offering, representing an aggregate offering price of approximately $30.8 million, but did not underwrite any shares in the June 2016 secondary offering. On September 25, 2018, the plaintiffs filed an amended complaint relating to the July 2015 and June 2016 secondary offerings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2018	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	4,125	$91.33	—	8,500,000
February 1 to February 28	1,089,499	99.33	132,602	8,367,398
March 1 to March 31	328,027	93.40	265,378	8,102,020
Total January 1 to March 31	1,421,651	$97.94	397,980	8,102,020

April 1 to April 30	227,347	$87.98	227,347	7,874,673
May 1 to May 31	2,853	101.08	—	7,874,673
June 1 to June 30	9,391	105.93	—	7,874,673
Total April 1 to June 30	239,591	$88.84	227,347	7,874,673

July 1 to July 31	4,729	$107.16	—	7,874,673
August 1 to August 31	186,848	109.60	172,830	7,701,843
September 1 to September 30	55,670	106.00	50,000	7,651,843
Total July 1 to September 30	247,247	$108.74	222,830	7,651,843

Total January 1 to September 30	1,908,489	$98.20	848,157	7,651,843

(1)
Includes the repurchase of 1,023,671, 12,244 and 24,417 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively.

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

The agreements and other documented filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 1, 2018

Evercore Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer