Form 10-K
period 2018-12-31
Evercore Inc.
filed 2019-02-22
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2018 was approximately $4.3 billion, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $105.45 per share and on the par value of the registrant's Class B common stock, par value $0.01 per share.
The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of February 15, 2019, was 40,995,344. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of February 15, 2019 was 86 (excluding 14 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2019 annual meeting of stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

EVERCORE INC.

PART I
Available Information
Our website address is www.evercore.com. We make available, free of charge, on the For Investors section of our website (http://investors.evercore.com) our Annual Report on Form 10-K (this "Form 10-K"), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.evercore.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the "Email Alerts" section at http://investors.evercore.com. We do not intend for information contained in our website to be part of this Form 10-K.
The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
In this report, references to "Evercore," the "Company," "we," "us" and "our" refer to Evercore Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, references to (1) "Evercore Inc." refer solely to Evercore Inc. and not to any of its consolidated subsidiaries and (2) "Evercore LP" refer solely to Evercore LP, a Delaware limited partnership, and not to any of its consolidated subsidiaries. References to the "IPO" refer to our initial public offering on August 10, 2006 of 4,542,500 shares of our Class A common stock, including shares issued to the underwriters of the IPO pursuant to their election to exercise in full their overallotment option.
Forward-Looking Statements
This report contains, or incorporates by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "backlog," "believes," "expects," "potential," "probable," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.
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
Investment Banking
Our Investment Banking segment includes our global advisory business through which we deliver strategic corporate advisory, capital markets advisory and institutional equities services. In 2018, our Investment Banking segment generated $2.015 billion, or 98% of our revenues, excluding Other Revenue, net, ($1.576 billion, or 96%, in 2017 and $1.364 billion, or 96%, in 2016) and earned 663 Advisory fees from client transactions.
At December 31, 2018, our strategic corporate advisory and capital markets advisory businesses had 98 Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and broad geographic reach.

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

Capital Markets Advisory
Evercore is a leading advisor to clients on many of the largest and most complex corporate balance sheets in the global capital markets. Our flexible and integrated teams develop trust with clients by focusing on objectives and facts, not capital markets products. Functionally, Evercore can act as an independent advisor, capital placement agent, or underwriter based on each client's circumstances and preferences.

•
Equity Capital Markets. Evercore provides equity and equity-linked capital markets advice and execution designed to complement our firm's formidable corporate advisory platform. Our team provides its clients with independent advice, experienced judgment, and key insights on all aspects of capital formation and capital markets transactions. Our ECM team has the flexibility to engage with our corporate clients as an underwriter or an independent advisor.

•
Debt Advisory. Evercore provides independent advice to corporate clients on all debt capital markets products globally and, in conjunction with our Market Risk Management and Hedging team, on associated market related risks and hedging.

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

•
Private Capital Advisory. Evercore advises managers of private assets – private equity, private debt, real estate, infrastructure and others – seeking to recapitalize or liquidate their assets through a privately negotiated transaction (e.g. fund sales, asset refinancing and fund recapitalizations). In addition, Evercore provides advisory services focused on primary and secondary transactions for real estate oriented financial sponsors and private equity interests.

•
Private Funds. Evercore provides comprehensive global advisory services on capital raising for select private fund sponsors, including private equity, infrastructure and real estate, advising and executing on all aspects of the fundraising process, including competitive positioning and market assessment, preparation of marketing materials, investor development and documentation.

•
Restructuring. Evercore provides independent financial restructuring advice to companies, creditors, shareholders, and other stakeholders, both in-and out-of-court. We specialize in providing critical and unbiased advice to clients on complex balance sheet issues and transformational situations.

Institutional Equities
At Evercore ISI, our experienced research, sales and trading professionals deliver superior client service on a content-led platform, striving to be the best independent equity research resource to support our clients' overall money management needs. At December 31, 2018, Evercore ISI had 30 senior research and distribution professionals.

•
Research. Evercore ISI has some of the best analysts in sell-side research and was recognized as the top ranked independent firm by Institutional Investor in 2018. We also ranked #2 on a weighted basis and #4 in overall positions.

•
Sales. Our sales team offers research-driven equity products to more than 1,300 institutional clients in the U.S. and abroad. Our dedicated specialists provide access to our macro and fundamental research products and provide tailored solutions through conferences, roadshows and one-on-one meetings.

•
Trading. Evercore ISI’s trading professionals engage primarily in agency-only transactions, free of the potential conflicts of interest created by proprietary trading. Our team provides seamless execution, placing our clients’ interests first and executing transactions with efficiency, objectivity and discretion.

•
Corporate Access. Our corporate access team provides strategic and customized analyses to determine targeted investors and regional strengths. We provide planning and execution of non-deal roadshows, field trips, sector and macro conferences.

Other
Our Investment Banking segment also includes an interest in Luminis Partners ("Luminis"), which is accounted for under the equity method of accounting. Luminis is an independent corporate advisory firm based in Australia.
Investment Management
Our Investment Management segment includes wealth management and trust services through Evercore Wealth Management L.L.C. ("EWM") and investment management services in Mexico through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), as well as private equity through investments in entities that manage private equity funds. In 2018, our Investment Management segment generated revenue of $48.2 million or 2% of our revenues, excluding Other Revenue, net ($59.6 million, or 4%, in 2017 and $63.4 million, or 4%, in 2016).

•
Evercore Wealth and Trust. Evercore's U.S.-based Evercore Wealth Management serves high-net-worth individuals, foundations and endowments. Clients at EWM and our affiliated trust company, Evercore Trust Company, N.A. ("ETC"), work directly with dedicated teams of independent thinkers to manage complex wealth and focus on delivering tangible results. In 2018, Evercore Trust Company of Delaware ("ETCDE") was merged with and into ETC. As of December 31, 2018, EWM had $7.6 billion of assets under management ("AUM").

•
Evercore Casa de Bolsa. Evercore Casa de Bolsa is a Mexico-based asset management firm that provides specialized advice and portfolio management services focused on international, peso-denominated money market, fixed income and equity securities for institutional investors and high-net-worth individuals. ECB also focuses on raising capital in national and international markets for companies and entities with high growth potential. As of December 31, 2018, ECB had $1.6 billion of AUM.

•
Investments in Affiliates. We also hold interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS") and Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") that are accounted for under the equity method of accounting. ABS is an institutionally focused hedge fund-of-funds manager and Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products.

•	Private Equity. Private equity includes our interests in entities that manage private equity funds.

–
Glisco. We maintain a limited partner's interest in the value-oriented, middle-market private equity funds in Mexico, Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III") and Glisco Capital Partners IV, L.P. ("Glisco IV" and, together with Glisco II and Glisco III, the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds.

–
Trilantic. While we do not intend to raise any Evercore-sponsored funds, we maintain a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners ("Trilantic"). In connection with the issuance of certain limited partnership interests in Trilantic, we became a limited partner of Trilantic and are entitled to receive 10% of the aggregate amount of carried interest in respect to all of the portfolio investments made by Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV"), up to $15.0 million. As part of the strategic alliance, we committed $5.0 million of the total capital commitments of Trilantic Capital Partners V L.P. ("Trilantic V") and $12.0 million of the total capital commitments of Trilantic Capital Partners VI (North America) L.P. ("Trilantic VI"). We and our affiliates are passive investors and do not participate in the management of any Trilantic sponsored funds. We previously raised and managed Evercore-sponsored funds, but do not currently have specific plans to continue to do so.

•	The Investment Management segment also includes the results of the following businesses that were deconsolidated prior to December 31, 2018:

–	On October 18, 2017, we sold the Institutional Trust and Independent Fiduciary business of ETC. Following the sale, the remaining operations of ETC were combined within the EWM operating segment.

–	On September 30, 2016, we entered into an agreement to transfer ownership of the Mexican Private Equity business and related entities to Glisco.
Our Strategies for Growth
We expect to deploy the majority of our capital to continue to grow our Investment Banking businesses. We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:

•
Add Highly Qualified Investment Banking Professionals. We hired ten new Senior Managing Directors in 2018, expanding our capabilities in the U.S. and Europe and increasing our presence in Industrials and Consumer/Retail, as well as launching our real estate capital advisory team and expanding our equity research capabilities. We intend to continue to recruit and promote high-caliber strategic corporate, strategic and capital markets advisory, as well as equity research, professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines and geographies that we have identified as particularly attractive. On occasion, these additions result from the acquisition of boutique independent advisory firms with leading professionals in a market or sector. Of equal importance, following our long-term strategy of developing internal talent, we also promoted six internal candidates to Senior Managing Director in our Advisory business in 2018 and intend to continue to promote our most talented professionals in the future.

•
Achieve Organic Growth and Improved Profitability in Investment Management. We are focused on managing our current Investment Management business towards growth and improved profitability. We also continue to selectively evaluate opportunities to expand Wealth Management.

People
As of December 31, 2018, we employed approximately 1,700 people worldwide. None of our employees are subject to any collective bargaining agreements, and we believe we have good relations with our employees.
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
Evercore's investment banking competitors can be categorized into three main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS, (2) independent advisory firms such as Lazard and Rothschild and (3) boutiques, such as Centerview, Greenhill, Moelis, Perella Weinberg and PJT Partners, among others. We believe, and our clients have informed us, that firms that also engage in acquisition financing, significant proprietary trading in clients' securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since Evercore is able to avoid potential conflicts associated with these types of activities, we believe that Evercore is better able to develop trusted and long-term relationships with its clients than those of its competitors, which provide such services. In addition, we have a larger global presence and deeper sector expertise than many of the boutiques. Evercore ISI's business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
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
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and in the other jurisdictions where we operate. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. ("EGL"), a wholly-owned subsidiary of ours through which we conduct our U.S. investment banking business, is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority ("FINRA") and is registered as a broker-dealer in various states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. The SEC, FINRA, and regulators in various non-U.S. jurisdictions impose both conduct-based and disclosure-based requirements with respect to research reports and research analysts. State securities regulators also have regulatory or oversight authority over EGL. The Private Funds Group is impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. EGL is also subject to the SEC's Market Access Rule, Rule 15c3-5. The Market Access Rule requires EGL to have controls and procedures in place to limit financial exposure by establishing capital thresholds for its trading clients and implementing controls to prevent erroneous orders. Our broker-dealer subsidiaries are also subject to regulations, including the USA PATRIOT Act of 2001, as amended (the "Patriot Act"), which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Regulatory authorities are also increasingly focused on cyber security and vendor management. Failure to comply with any legal and regulatory requirements may result in monetary, regulatory and, in certain cases, criminal penalties.
We are also subject to the U.S. Foreign Corrupt Practices Act, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business.
Three of our investment management businesses, EWM, ABS and Atalanta Sosnoff, are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, state and local political contributions, as well as general anti-fraud prohibitions. EWM is also an investment advisor to a mutual fund, which subjects EWM to additional regulations under the Investment Company Act of 1940 (the "1940 Act"). ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC"), is a member bank of the Federal Reserve System and is subject to, among other things, the Patriot Act, the Bank Secrecy Act of 1970, as amended, the Gramm-Leach-Bliley Act of 1999, as amended, other federal banking laws and the state laws in the jurisdictions in which it operates.
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
United Kingdom
Authorization by the Financial Conduct Authority ("FCA"). The FCA is responsible for regulating Evercore Partners International LLP ("Evercore U.K.") and Evercore ISI International Limited ("ISI U.K."), the London vehicle of Evercore ISI. The Financial Services and Markets Act 2000 ("FSMA") is the basis for the United Kingdom's ("U.K.") financial services regulatory regime. FSMA is supported by secondary legislation and other rules made under FSMA, including the FCA Handbook of Rules and Guidance. A key FSMA provision is section 19, which contains a "general prohibition" against any person carrying on a "regulated activity" (or purporting to do so) in the U.K., unless he is an authorized or exempt person. It is a criminal offense to breach this general prohibition and certain agreements made in breach may not be enforceable. The "regulated activities" are set out in the FSMA (Regulated Activities) Order 2001 (as amended). Evercore U.K. is authorized to carry out regulated activities including: advising on investments, arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. ISI U.K. is also authorized to carry out these activities. As U.K. authorized persons, Evercore U.K.

and ISI U.K. are subject to the FCA's high-level principles for businesses, conduct of business obligations and organizational requirements. The FCA has extensive powers to supervise and intervene in the affairs of the firms. It can take a range of disciplinary enforcement actions, including public censure, restitution, fines or sanctions and the award of compensation.
FSMA also gives the FCA investigatory and enforcement powers in respect of contraventions of various European Union ("EU") regulations, including the Market Abuse Regulation, which prohibits insider dealing, unlawful disclosure of inside information and market manipulation. The FCA is also able to prosecute a number of criminal offenses including, among other things, criminal insider dealing under the Criminal Justice Act 1993 and criminal market manipulation under the Financial Services Act 2012.
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
Anti-Money Laundering, Counter-Terrorist Financing and Anti-Bribery. The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (the "Money Laundering Regulations") came into force on June 26, 2017 and implemented the Fourth EU Money Laundering Directive ("MLD 4"). MLD 4 is designed to reinforce the efficacy of EU law in countering money laundering and terrorist financing and to ensure that the EU framework is aligned with the International Standards on Combating Money Laundering and the Financing of Terrorism and Proliferation adopted by the Financial Action Task Force in 2012. The Money Laundering Regulations impose numerous obligations on Evercore U.K. and ISI U.K. (and other "relevant persons"), including, among other things, obligations to take appropriate steps to assess the risks of money laundering and terrorist financing to which the business is subject and to maintain policies, controls and procedures to mitigate and manage the risks identified in the risk assessment. The Fifth EU Money Laundering Directive ("MLD 5") came into force on July 9, 2018. It amends MLD 4, and must be transposed by member states by January 10, 2020. The objectives of MLD 5 include, among other things, extending the scope of MLD 4 to include a broader range of market participants, clarifying the enhanced due diligence requirements for client relationships or transactions involving high risk countries and improved access to beneficial ownership for customer due diligence information.
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
MiFID II and MiFIR set out a number of investor protection and conduct of business rules, including strict restrictions on investment firms making or receiving so-called "inducements" including research published by broker-dealers, such as EGL and ISI U.K. MiFID II and MiFIR also set out a harmonized regime for access by non-European firms to the EU investment services market. These place some limits on the ability of Evercore entities outside of Europe to provide investment services within Europe.
Hong Kong
In Hong Kong, our subsidiary, Evercore Asia Limited ("Evercore Asia") is licensed by the Securities and Futures Commission ("SFC") to conduct certain corporate finance activities and securities dealing and advising activities that are related to corporate finance. The compliance requirements of the SFC include, among other things, paid-up share capital, liquid capital and conduct of business requirements. The directors and certain officers, employees and other persons affiliated with Evercore Asia are also subject to SFC licensing and/or compliance requirements.
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
As a financial services firm, our businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, terrorism, political uncertainty, uncertainty in the U.S. federal fiscal or monetary policy and the fiscal and monetary policy of foreign governments and the timing and nature of regulatory reform. Unfavorable market or economic conditions, as well as volatility in the financial markets can materially reduce the demand for our services and present new challenges.
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
In the event of a decline in M&A activity, we may seek to generate greater business from our restructuring and capital advisory services and our Evercore ISI business. However, it is unlikely that we will be able to offset lower revenues in their entirety from our M&A activities with revenues generated from restructuring and capital advisory services or from our Evercore ISI business. Our restructuring services, which provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers, our capital advisory services, which provide corporations and financial sponsors with advice relating to a broad array of financing issues, and our Evercore ISI business, which provides equity research and agency securities trading for institutional investors, are intentionally smaller than our M&A advisory business and we expect that they will remain that way for the foreseeable future.
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
Our senior leadership team's expertise, skill, reputation and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking business, including Advisory and Evercore ISI, is dependent on our senior Investment Banking professionals and on a small number of senior research analysts, traders and executives. In addition, EWM is dependent on a small number of senior portfolio managers and executives. Further, the operations and performance of ABS and Atalanta Sosnoff are dependent on a small number of senior executives. Our professionals possess substantial experience and expertise and strong client relationships. However, they are not obligated to remain employed with us and the market for qualified professionals is highly competitive. If these personnel were to retire, join an existing competitor, form a competing company or otherwise leave us, it could jeopardize our relationships with clients and result in the loss of client engagements and revenues.
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
If we are unable to successfully identify, hire and retain productive individuals to join our firm, we may not be able to implement our growth strategy successfully.
Our growth strategy is based, in part, on our ability to attract and retain highly skilled and profitable senior professionals across all of our businesses. To the extent we award compensation based on our business performance, we may not be able to retain our professionals, which could result in increased recruiting expenses or our recruiting professionals at higher compensation levels.
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
Our revenue and profits are highly volatile, and we can experience significant fluctuations in quarterly results. We generally derive Investment Banking revenue from engagements that generate significant fees at key transaction milestones, such as closing, and the timing of these milestones is outside of our control. As a result, our financial results will likely fluctuate from quarter to quarter based on the timing of when those fees are earned. It may be difficult for us to achieve steady earnings growth on a quarterly basis, which could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.
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
Policies, controls and procedures that we may be required to implement to address additional regulatory requirements, including as a result of additional foreign jurisdictions in which we operate, Evercore ISI's business and our underwriting activities, or to mitigate actual or potential conflicts of interest, may result in increased costs, including for additional personnel and infrastructure and information technology improvements, as well as limit our activities and reduce the positive synergies that we seek to cultivate across our businesses. For example, due to our equity research activities through Evercore ISI, we face potential conflicts of interest, including situations where our publication of research may conflict with the interests of an advisory client, or allegations that research objectivity is being inappropriately impacted by advisory client considerations. Such conflicts may also arise if our Investment Banking advisory business has access to material non-public information that is not shared with our equity research business or vice versa.
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
The financial services industry faces substantial litigation and regulatory risks, and we may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.
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
Particularly in highly volatile markets, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against M&A financial advisors can be significant. Our business is also subject to regulation in the countries in which it operates. As this regulatory environment continues to change (in some cases potentially significantly) it is difficult to assess future litigation and regulatory risks. Regulatory changes make it harder for our clients to estimate future potential losses that may be incurred. Our M&A advisory activities may subject us to the risk of significant legal liability to our clients and third parties, including our clients' stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In addition, a portion of our M&A advisory fees are obtained from restructuring clients, and often these clients do not have sufficient resources to indemnify us for costs and expenses associated with third-party subpoenas and direct claims, to the extent such claims are not barred as part of the reorganization process. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. These indemnities also are dependent on our client's capacity to pay the amounts claimed. As a result, we may incur significant legal expenses in defending against litigation. In our Investment Management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liability or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or legal expenses incurred in defending against litigation could materially adversely affect our business, financial condition, operating results or liquidity or cause significant reputational harm to us, which could seriously harm our business.
Extensive and evolving regulation of our businesses exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and limits our ability to engage in certain activities.
As a participant in the financial services industry, we are subject to extensive regulation by governmental and self-regulatory organizations in jurisdictions around the world, as described further under "Business - Regulation" above. As a result of the financial crisis, the U.S. and other governments took unprecedented steps to try to stabilize the financial system, including various legislation and regulatory initiatives.
Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA, or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate the financial services industry. We may also be adversely affected by changes in the interpretation or enforcement of existing laws or regulations by these governmental authorities and self-regulatory organizations. For example, the current administration in the U.S. may ultimately repeal or modify certain regulations adopted since the financial crisis. Uncertainty about the timing and scope of any changes to existing laws and rules or the implementation of new laws or rules by any regulatory authorities that regulate financial services firms or supervise financial markets, as well as the compliance costs associated with a new regulatory regime, may negatively impact our businesses in the short term, even if the long-term impact of any such changes are positive for our businesses. In addition, policies adopted by clients or prospective clients, which may exceed regulatory requirements, may result in additional compliance costs that materially affect our business. Because certain of our larger competitors are subject to regulations that do not affect us to the same extent, or at all, regulatory reforms may benefit them more than us, including by expanding their permitted activities, reducing their compliance costs or reducing restraints on compensation, any of which could enhance their ability to compete against us for advisory opportunities, for employees or otherwise, in a manner that negatively impacts our business.
Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm, as well as fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as an investment advisor or broker-dealer. For example, we are subject to extensive bribery and anti-corruption regulation, which can present heightened risks for us due to certain jurisdictions in which we operate and our significant client relationships with governmental entities and certain businesses that receive support from government agencies. Our businesses are subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations or estimate the amount of monetary fines or penalties that could be assessed. In addition, adverse regulatory scrutiny of any of our strategic partners could have a material adverse effect on our business and reputation. For example, the SEC has focused on investment advisors, investigating and bringing enforcement actions where such advisors have breached or are alleged to have breached their fiduciary duties to clients. Any investigation by the SEC, even in the absence of wrongdoing, could damage our reputation with clients and adversely affect our operations.
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
Furthermore, it is expected that MiFID II and MiFIR, which went into effect on January 3, 2018, will have significant and wide-ranging impacts on EU securities and derivatives markets as a result of enhanced investor protection and organizational requirements, including, among other things, (i) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (ii) enhanced regulation of algorithmic trading, (iii) the movement of trading in certain shares and derivatives onto regulated execution venues, (iv) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (v) restriction on the use of so-called dark pool trading, (vi) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (vii) commodity derivative position limits and reporting requirements, (viii) a move away from vertical silos in execution, clearing and settlement, (ix) an enhanced role for European Securities and Markets Authority ("ESMA") in supervising EU securities and derivatives markets and (x) new requirements regarding non-EU investment firms access to EU financial markets. Implementation of these measures may have a direct and indirect impact on us and certain of our affiliates, including an adverse effect on the demand for our research and trading services from EU investors and an increase in legal and compliance costs.
A U.K. exit from the European Union could adversely impact our business and operations.
On March 29, 2017, the U.K. formally notified the EU of its intention to withdraw from the EU under Article 50 of the Treaty on European Union, following a referendum in June 2016. The result of this notification is that the U.K. could leave the EU as early as March 29, 2019. In the absence of an agreement providing otherwise, the U.K.'s exit from the EU would cause our U.K. entities to lose the EU financial services passport licenses which allow them to operate on a cross-border and off-shore basis into all EU countries without obtaining regulatory approval outside of the U.K., which would materially adversely affect the manner in which our U.K. entities operate. The outcome of negotiations between the U.K. and the EU remain highly uncertain. More generally, the U.K.'s exit from the EU, together with the ongoing negotiations around the terms of any exit, will likely increase our legal, compliance and operational costs, could also adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and European euro, and could introduce significant legal uncertainty and potentially divergent national laws and regulations. Our U.K. entities, Evercore U.K. and ISI U.K., primarily service European-domiciled or EU member clients, including in the U.K. Adverse conditions arising from a U.K. exit from the EU could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise.  Given there remains significant uncertainty about the short and long term impact of the U.K.'s exit from the EU on the ability of our U.K. entities to conduct business on a cross-border basis into the EU, we are taking certain actions to prepare for the possibility of this ability being restricted immediately upon the U.K.'s exit, including exploring the possibility of establishing an entity within the EU and using this entity to conduct business, both in the establishment jurisdiction and in other EU jurisdictions on a cross-border basis. There can be no assurances that we will be able to complete those actions or that any of those actions will provide us with the ability to conduct business on a cross-border basis in the EU.
Our business is subject to various cybersecurity risks.
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
In addition, as we operate in a financial services industry, we are susceptible to attempts to gain unauthorized access of client, customer or other confidential information. We are also at risk for cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, which could result from an employee's, contractor's or other third party vendor's failure to follow data security procedures or as a result of actions by third parties, including actions by governments. In 2018, one of our administrative assistants fell victim to a phishing attack, allowing access to the assistant’s email account and potentially impacting information of a limited number of clients and individuals. We contacted potentially impacted parties in relation to that phishing attack, and informed the appropriate regulators. Although cyber-attacks (including the phishing attack described in the foregoing sentences) have not, to date, had a material impact on our operations, breaches of our, or third-party, network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to and disclose our proprietary information or our client's proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means, and could originate from a wide variety of sources, including state actors or other unknown third parties outside the firm. The increased use of mobile technologies heighten these and other operational risks.
There can be no assurance that we, or the third parties on whom we rely, will be able to anticipate, detect or implement effective preventative measures against frequently changing cyber threats. We expect to incur significant costs in maintaining and enhancing appropriate protections to keep pace with increasingly sophisticated methods of attack. In addition to the implementation of data security measures, we require our employees to maintain the confidentiality of the proprietary information we hold. If an employee's failure to follow proper data security procedures results in the improper release of confidential information, or our systems are otherwise compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.
We are exposed to risks and costs associated with protecting the integrity and security of our clients’, employees’ and others’ personal data and other sensitive information.
As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. These laws and regulations are increasing in complexity and number. For example, the EU's General Data Protection Regulation ("GDPR") became effective on May 25, 2018 across all EU member states. The GDPR brought a number of changes, including requiring companies to meet new and more stringent requirements regarding the handling of personal data. Failure to meet the GDPR requirements could, in serious cases, result in penalties of up to four percent of worldwide revenue.
If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through cyber-attacks, systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue in the future. Potential liability in the event of a security breach of client data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages.
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
Our business is subject to various operational risks.
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
Our ability to make scheduled payments on, or to refinance, our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including the $170.0 million principal amount of the senior notes issued, (the "Private Placement Notes") subject to semi-annual interest payments as well as principal payments beginning in 2021. The final payments of all amounts outstanding, plus accrued interest, are due 2028. If our cash flows and capital resources are insufficient to fund our debt service obligations, including the principal and semi-annual interest payments noted above, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Private Placement Notes and other contractual commitments.
Our clients may be unable to pay us for our services.
We face the risk that certain clients may not have sufficient financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may, from time to time, encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. Certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees.
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
As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains and losses on long-term investments and depreciation. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to our facts and circumstances is sometimes open to interpretation. Management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In addition, tax laws, regulations or treaties newly enacted or enacted in the future, or interpretations of the recently enacted Tax Cuts and Jobs Act, may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate.
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
Risks Related to Our Investment Banking Business
A substantial portion of our revenue is derived from advisory assignments for Investment Banking clients, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in these engagements could have a material adverse effect on our financial condition and operating results.
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking clients for advisory services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Our Advisory and Underwriting services accounted for 88%, 84% and 79% of our revenues, excluding Other Revenue, net, in 2018, 2017 and 2016, respectively. We expect that we will continue to rely on Investment Banking fees from advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking advisory engagements or the market for advisory services would adversely affect our business.
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
Our top five Investment Banking clients accounted for 9%, 13% and 10% of our revenues, excluding Other Revenue, net, in 2018, 2017 and 2016, respectively. The composition of the group comprising our largest Investment Banking clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our Investment Banking Revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed, however, no single client accounted for more than 10% of our revenues, excluding Other Revenue, net, for the years ended December 31, 2018, 2017 and 2016.
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
In addition to our larger competitors, we face competition from a number of independent investment banks that offer only independent advisory services, which stress their lack of other businesses as a competitive advantage. As these independent firms or new entrants into the market seek to gain market share, there could be additional pricing and competitive pressures, which may impact our ability to implement our growth strategy and ultimately materially adversely affect our financial condition and results of operations.
Evercore ISI's business relies on non-affiliated third-party service providers.
Evercore ISI has entered into service agreements with third-party service providers for client order management, trade execution and settlement and clearance of client securities transactions and research distribution. This business faces the risk of operational failure of any of the vendors we use to facilitate our securities transactions. Our senior management and officers oversee and manage these relationships. Poor oversight and control or inferior performance or service on the part of the service provider could result in loss of customers and violations of applicable rules and regulations. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk.
Underwriting and trading activities expose us to risks.
We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be enforceable or available to us, for example, if the client is not financially able to satisfy its indemnification obligations in whole or part or the scope of the indemnity is not sufficient to protect us against financial or reputational losses arising from such liability. For example, we are involved in a securities law class action litigation where the issuer filed for Chapter 11 bankruptcy. In addition, through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance sheet credit risk. We may have to purchase or sell securities at prevailing market prices in the event a customer fails to settle a trade on its original terms. We seek to manage the risks associated with customer trading activities through customer screening, internal review and trading procedures, but such procedures and processes may not be effective in all cases.
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
Evercore Inc. and Evercore LP are party to a Capital and Liquidity Support Agreement, a Capital and Liquidity Maintenance Agreement and other related agreements with the OCC related to ETC (collectively, the "OCC Agreements"). The OCC Agreements require Evercore Inc. and Evercore LP to provide ETC necessary capital and liquidity support in order to ensure that ETC continues to operate safely and soundly and in accordance with applicable laws and regulations. In particular, the OCC Agreements require that Evercore Inc. and Evercore LP (1) maintain at least $5 million in Tier 1 capital in ETC or such other amount as the OCC may require and (2) maintain liquid assets in ETC in an amount at least equal to the greater of $3.5 million or 180 days coverage of ETC's operating expenses.

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
We have made principal investments in Glisco II, Glisco III, Glisco IV, Trilantic IV, Trilantic V and Trilantic VI. These funds generally invest in relatively high-risk, illiquid assets. In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of investments in the funds. The value of the investments in the funds is determined using fair value methodologies described in the funds' valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies used in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of the investments does not necessarily reflect the prices that would actually be obtained on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund values would result in losses for the applicable fund and the loss of potential incentive income and principal investments.
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
In 2018, we earned 23% of our Total Revenues, excluding Other Revenue, and 23% of our Investment Banking Revenues from clients and private equity funds located outside of the United States. We intend to grow our non-U.S. business, and this growth is critical to our overall success. Many of our larger clients for our Investment Banking business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include, but are not limited to, the following:

•	greater difficulties managing and staffing foreign operations;

•	language and cultural differences;

•	fluctuations in foreign currency exchange rates that could adversely affect our results;

•	unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers;

•	restrictions on travel;

•	greater difficulties in collecting accounts receivable;

•	longer transaction cycles;

•	higher operating costs;

•	local labor conditions and regulations;

•	adverse consequences or restrictions on the repatriation of earnings;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	less stable political and economic environments;

•	civil disturbances or other catastrophic events that reduce business activity;

•	international trade issues; and

•	a U.K. exit from the EU.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our net revenue from continuing operations in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Generally, we do not enter into any transactions to hedge our exposure to foreign exchange fluctuations in our foreign subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and, as a result, our investment advisory fees. On occasion, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of December 31, 2018.
Adverse economic conditions and political events in Mexico may result in disruptions to our business operations and adversely affect our revenue.
Our Mexican affiliate has all of its assets located in Mexico and most of its revenue derived from operations in Mexico. As a financial services firm, our businesses in Mexico are materially affected by Mexico's financial markets and economic conditions. For example, a lack of liquidity in Mexican government bonds could have a material adverse effect on our Mexico businesses. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. Mexico has had, and may continue to have, high real and nominal interest rates. In addition, the Mexican government exercises significant influence over many aspects of the Mexican economy; therefore, political events in Mexico, including a change in state and municipal political leadership, may result in disruptions to our business operations and adversely affect its revenue. Any action by the government, including changes in the regulation of Mexico's financial sector, could have an adverse effect on the operations of our Mexican business, especially the asset management business.
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
As of December 31, 2018, there were 2,597,410 vested Class A partnership units of Evercore LP ("Class A LP Units") held by some of our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
We have entered into a tax receivable agreement with some of our Senior Managing Directors that provides for the payment by us to these Senior Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Evercore LP attributable to our interest in Evercore LP, during the expected term of the tax receivable agreement, the payments that we may make to our Senior Managing Directors could be substantial. Recent changes in tax legislation may modify the amounts paid under the agreement. For example, the Tax Cuts and Jobs Act includes a permanent reduction in the federal corporate income tax rate from 35% to 21%, which will likely reduce future amounts to be paid under the agreement with respect to tax years beginning in 2018. In addition, there are numerous other provisions which may also have an impact on the amount of tax to be paid. To the extent that there are future changes or modifications to the Tax Cuts and Jobs Act or other legislation that increases our federal corporate tax rate, our payment obligations under the tax receivable agreement could increase.
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
Our only material asset is our interest in Evercore LP, and we are accordingly dependent upon distributions from Evercore LP to pay dividends, taxes and other expenses.
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
As of December 31, 2018, Evercore LP and its consolidated subsidiaries had approximately $640 million in cash and cash equivalents available for distribution without prior regulatory approval. Certain of the amounts held in regulated entities are subject to advance notification requirements to the relevant regulatory body prior to distribution, which could delay access to such capital.

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
Further, we have historically repurchased a significant number of shares of our Class A common stock in the open market. If we were to cease or were unable to repurchase shares of Class A common stock, or choose to allocate available capital to the repayment of borrowings or other expenditures, the number of shares outstanding would increase over time, diluting the ownership of existing stockholders.
As of December 31, 2018, we had a total of 39,748,576 shares of our Class A common stock outstanding. In addition, our current and former Senior Managing Directors own an aggregate of 2,597,410 Class A LP Units, which were all fully vested as of December 31, 2018. Further, as of December 31, 2018, there were 2,304,386 vested Class E limited partnership units of Evercore LP ("Class E LP Units") and 1,296,755 vested and unvested Class J limited partnership units of Evercore LP ("Class J LP Units") outstanding, which convert into Class E LP Units. In addition, 400,000 unvested Class I-P units of Evercore LP ("Class I-P Units") which convert into Class I limited partnership units of Evercore LP ("Class I LP Units") based on the achievement of certain market and service conditions, and 63,992 unvested Class K-P units of Evercore LP ("Class K-P Units"), which convert into Class K limited partnership units of Evercore LP ("Class K LP Units") based on the achievement of certain defined benchmark results, were outstanding as of December 31, 2018. Our amended and restated certificate of incorporation allows the exchange of Class A, Class E, Class I and Class K LP Units (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors and certain other employees of the Company are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions.
As of February 15, 2019, we had a total of 47,423,943 shares of Class A common stock outstanding and units which were convertible, or potentially convertible, into Class A common stock. This is comprised of 40,995,344 shares of our Class A common stock outstanding, 2,521,798 Class A LP Units, 2,794,467 Class E LP Units, 648,342 Class J LP Units, 400,000 Class I-P Units and 63,992 Class K-P Units.
Further, as part of annual bonuses and incentive compensation, we award restricted stock units ("RSUs") to employees, as well as to new hires. As of December 31, 2018, 5,887,408 RSUs issued pursuant to the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan") and the Amended and Restated 2006 Evercore Inc. Stock Incentive Plan were outstanding. Of these RSUs, 77,310 were fully vested and 5,810,098 were unvested. Each RSU represents the holder's right to receive one share of our Class A common stock following the applicable vesting date. Should we issue RSUs in excess of the amount remaining as authorized for issuance under the Evercore Inc. 2016 Stock Incentive Plan, these awards would be accounted for as liability awards, with changes in the fair value of these awards reflected as compensation expense until authorization is obtained.
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
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings (including the matter described below), individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with Accounting Standards Codification ("ASC") 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
Beginning in November 2016, several putative class actions were filed, and thereafter consolidated, in the U.S. District Court for the Eastern District of Texas relating to Adeptus Health Inc.'s ("Adeptus") June 2014 initial public offering and May 2015, July 2015 and June 2016 secondary offerings. Among others, the defendants included Adeptus and the underwriters in the offerings, including EGL. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy and was subsequently removed as a defendant. On November 21, 2017, plaintiffs filed a consolidated complaint that alleged as to the underwriters' violation of the Securities Act of 1933 in connection with the four offerings. The defendants filed motions to dismiss on February 5, 2018. On September 12, 2018, the defendants' motions to dismiss were granted as to the claims relating to the initial public offering and May 2015 secondary offering, but denied as to the claims relating to the July 2015 and June 2016 secondary offerings. EGL underwrote 293,867 shares of common stock in the July 2015 secondary offering, representing an aggregate offering price of approximately $30.8 million, but did not underwrite any shares in the June 2016 secondary offering. On September 25, 2018, the plaintiffs filed an amended complaint relating to the July 2015 and June 2016 secondary offerings. On December 7, 2018, the plaintiffs filed a motion for class certification and the defendants filed an opposition to the motion on February 8, 2019.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol "EVR." At the close of business on February 15, 2019, there were ten Class A common stockholders of record. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners.
There is no trading market for the Evercore Inc. Class B common stock. As of February 15, 2019, there were 86 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.50 per share of Class A common stock for the quarters ended December 31, 2018, September 30, 2018 and June 30, 2018, $0.40 per share for the quarters ended March 31, 2018 and December 31, 2017, and $0.34 per share for the quarters ended September 30, 2017, June 30, 2017 and March 31, 2017.
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
Recent Sales of Unregistered Securities
None

Share Repurchases for the period January 1, 2018 through December 31, 2018

2018	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	4,125	$91.33	—	8,500,000
February 1 to February 28	1,089,499	99.33	132,602	8,367,398
March 1 to March 31	328,027	93.40	265,378	8,102,020
Total January 1 to March 31	1,421,651	$97.94	397,980	8,102,020

April 1 to April 30	227,347	$87.98	227,347	7,874,673
May 1 to May 31	2,853	101.08	—	7,874,673
June 1 to June 30	9,391	105.93	—	7,874,673
Total April 1 to June 30	239,591	$88.84	227,347	7,874,673

July 1 to July 31	4,729	$107.16	—	7,874,673
August 1 to August 31	186,848	109.60	172,830	7,701,843
September 1 to September 30	55,670	106.00	50,000	7,651,843
Total July 1 to September 30	247,247	$108.74	222,830	7,651,843

October 1 to October 31	746,473	$87.16	738,644	6,913,199
November 1 to November 30	449,027	82.36	433,781	6,479,418
December 1 to December 31	1,699	82.26	—	6,479,418
Total October 1 to December 31	1,197,199	$85.35	1,172,425	6,479,418

Total January 1 to December 31	3,105,688	$93.24	2,020,582	6,479,418

(1)
Includes the repurchase of 1,023,671, 12,244, 24,417 and 24,774 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively.

(2)
In October 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, Evercore is able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III, Item 12 of this report.

Item 6.	Selected Financial Data
The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data." During 2018, certain balances for prior periods were reclassified to conform to their current presentation. We disaggregated "Investment Banking Revenue" into "Advisory Fees," "Underwriting Fees" and "Commissions and Related Fees" and renamed "Investment Management Revenue" to "Asset Management and Administration Fees," which includes management fees from our wealth management and institutional asset management businesses. See Note 5 to the Company's consolidated financial statements for further information on business changes and developments.

	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues
Investment Banking:(1)
Advisory Fees	$1,743,473	$1,324,412	$1,096,829	$865,494	$727,678
Underwriting Fees	71,691	45,827	36,264	40,137	28,101
Commissions and Related Fees	200,015	205,630	230,913	228,834	65,632
Asset Management and Administration Fees(1)	48,246	59,648	63,404	85,121	82,029
Other Revenue, Including Interest and Investments(1)	19,051	88,828	29,380	20,662	27,962
Total Revenues	2,082,476	1,724,345	1,456,790	1,240,248	931,402
Interest Expense	17,771	19,996	16,738	16,975	15,544
Net Revenues	2,064,705	1,704,349	1,440,052	1,223,273	915,858
Expenses
Operating Expenses	1,492,241	1,227,573	1,077,706	946,532	719,474
Other Expenses	30,387	47,965	101,172	148,071	25,437
Total Expenses	1,522,628	1,275,538	1,178,878	1,094,603	744,911
Income before Income from Equity Method Investments and Income Taxes	542,077	428,811	261,174	128,670	170,947
Income from Equity Method Investments	9,294	8,838	6,641	6,050	5,180
Income before Income Taxes	551,371	437,649	267,815	134,720	176,127
Provision for Income Taxes	108,520	258,442	119,303	77,030	68,756
Net Income	442,851	179,207	148,512	57,690	107,371
Net Income Attributable to Noncontrolling Interest	65,611	53,753	40,984	14,827	20,497
Net Income Attributable to Evercore Inc.	$377,240	$125,454	$107,528	$42,863	$86,874
Dividends Declared per Share	$1.90	$1.42	$1.27	$1.15	$1.03
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$8.33	$2.80	$2.43	$0.98	$2.08
STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$2,125,667	$1,584,886	$1,662,346	$1,479,171	$1,446,556
Long-term Liabilities	$368,037	$324,466	$415,594	$363,906	$345,229
Total Long-term Debt	$168,612	$175,146	$184,647	$141,800	$127,776
Total Liabilities	$1,117,728	$788,518	$879,015	$771,955	$730,309
Noncontrolling Interest	$249,819	$252,404	$256,033	$202,664	$164,966
Total Equity	$1,007,939	$796,368	$783,331	$707,216	$712,233

(1)	Certain balances in prior periods were reclassified to conform to their current presentation. See Note 2 for further information.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, activism and defense and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions and fees from research and our sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue consists of advisory fees for which realizations are dependent on the successful completion of transactions. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to approval of the court. Underwriting fees are recognized when the offering has been deemed to be completed and placement fees are generally recognized at the time of the client's acceptance of capital or capital commitments. Commissions and Related Fees includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and Related Fees also include subscription fees for the sales of research. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) and recognized as revenue over the remaining subscription period.
Revenue trends in our advisory business generally are correlated to the volume of M&A activity and/or restructuring activity, which tends to be counter-cyclical to M&A. However, deviations from this trend can occur in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity. Revenue trends in our equities business are correlated to market volumes, which generally decrease in periods of low market volatility or unfavorable market or economic conditions. Revenue trends in our equities business may also be impacted by new regulation, such as MiFID II, which could impact the demand for our research and trading services from EU investors, as well as the manner in which institutional clients pay for research, including paying for research in cash rather than through trading commissions.
Investment Management. Our Investment Management business includes operations related to the management of the Wealth Management and Institutional Asset Management businesses and interests in private equity funds which we do not manage. Revenue sources primarily include management fees, which include fees earned from portfolio companies, fiduciary and consulting fees, performance fees (including carried interest) and gains (or losses) on our investments.
Management fees for third party clients generally represent a percentage of AUM. Fiduciary and consulting fees, which are generally a function of the size and complexity of each engagement, are individually negotiated. In 2017, we completed the sale of the Institutional Trust and Independent Fiduciary business of ETC. We record performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we hold interests in. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships. In 2016, we sold our Mexican Private Equity business. As a result, from the fourth quarter of 2016 forward, we are not managing any private equity funds and receive our share of such fees through the managers in which we hold interests.
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
Other Revenue also includes income (losses) earned on marketable securities, including our investment funds which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on our debt security investment in G5 Holdings S.A. ("G5"), as well as adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in private equity funds which we do not manage.
In 2017, Other Revenue also includes a gain on the sale of the Institutional Trust and Independent Fiduciary business of ETC and the release of cumulative foreign exchange losses related to the restructuring of our former equity method investment in G5.
Interest Expense also includes interest expense associated with our Notes Payable, subordinated borrowings and lines of credit.
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
Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period, subject to retirement eligibility. With respect to annual awards, our retirement eligibility criteria stipulates that if an employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, the employee is eligible for retirement. Beginning in 2019, we implemented additional retirement eligibility qualifying criteria, for awards issued in 2019 and after, that stipulates if an employee has at least 10 years of continuous service and is at least 60 years of age, the employee is also eligible for retirement. Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give the minimum advance notice, which is generally six months to one year.
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
Other Expenses
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards - Includes amortization costs or the reversal of expenses associated with the vesting of Class E LP Units, Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") and Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.

•
Special Charges - Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing our agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York. Expenses in 2017 related to the impairment of goodwill in our Institutional Asset Management reporting unit, the impairment of our former equity method investment in G5 and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC. Expenses in 2016 related to an impairment charge associated with our investment in Atalanta Sosnoff.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, as well as the reversal of a provision for certain settlements in 2016 which was previously established in the fourth quarter of 2015.

•
Fair Value of Contingent Consideration - Includes expense, or the reversal of expense, associated with changes in the fair value of contingent consideration issued to the sellers of certain of our acquisitions.

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
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740") which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. We adopted Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") on January 1, 2017, which resulted in excess tax benefits and deficiencies from the delivery of Class A Shares under share-based payment arrangements being recognized in our Provision for Income Taxes, rather than in Additional Paid-In-Capital under legacy U.S. GAAP. In addition, net deferred tax assets are impacted by changes to statutory tax rates in the period of enactment, such as the enactment of the Tax Cuts and Jobs Act on December 22, 2017. See Note 21 to our consolidated financial statements for further information.
Noncontrolling Interest
We record noncontrolling interest relating to the ownership interests of certain of our current and former Senior Managing Directors and other officers and their estate planning vehicles in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 16 to our consolidated financial statements herein, Evercore Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.
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

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2018, 2017 and 2016. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, as well as the impact of the application of ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), on the year ended December 31, 2018, see the discussion in "Business Segments" below.
During 2018, certain balances for prior periods were reclassified to conform to their current presentation. We disaggregated "Investment Banking Revenue" into "Advisory Fees," "Underwriting Fees" and "Commissions and Related Fees" and renamed "Investment Management Revenue" to "Asset Management and Administration Fees," which includes management fees from our wealth management and institutional asset management businesses.

	For the Years Ended December 31,			Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees(1)	$1,743,473	$1,324,412	$1,096,829	32%	21%
Underwriting Fees(2)	71,691	45,827	36,264	56%	26%
Commissions and Related Fees	200,015	205,630	230,913	(3%)	(11%)
Asset Management and Administration Fees	48,246	59,648	63,404	(19%)	(6%)
Other Revenue, Including Interest and Investments(3)	19,051	88,828	29,380	(79%)	202%
Total Revenues	2,082,476	1,724,345	1,456,790	21%	18%
Interest Expense	17,771	19,996	16,738	(11%)	19%
Net Revenues	2,064,705	1,704,349	1,440,052	21%	18%
Expenses
Operating Expenses	1,492,241	1,227,573	1,077,706	22%	14%
Other Expenses	30,387	47,965	101,172	(37%)	(53%)
Total Expenses	1,522,628	1,275,538	1,178,878	19%	8%
Income Before Income from Equity Method Investments and Income Taxes	542,077	428,811	261,174	26%	64%
Income from Equity Method Investments	9,294	8,838	6,641	5%	33%
Income Before Income Taxes	551,371	437,649	267,815	26%	63%
Provision for Income Taxes	108,520	258,442	119,303	(58%)	117%
Net Income	442,851	179,207	148,512	147%	21%
Net Income Attributable to Noncontrolling Interest	65,611	53,753	40,984	22%	31%
Net Income Attributable to Evercore Inc.	$377,240	$125,454	$107,528	201%	17%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$8.33	$2.80	$2.43	198%	15%

(1)
The application of ASC 606 resulted in advisory revenue of $3.4 million being recognized in 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the first quarter of 2019 under the legacy accounting standard.

(2)
The application of ASC 606 resulted in client related expenses for underwriting transactions being presented gross (previously presented net) in related revenues and expenses for the year ended December 31, 2018. Underwriting Fees reflect revenues for client related expenses of $4.7 million for the year ended December 31, 2018.

(3)
Includes ($0.7) million and $0.1 million of principal trading gains (losses) for the years ended December 31, 2017 and 2016, respectively, and $2.0 million and $12.4 million of net realized and unrealized gains on private equity investments for the years ended December 31, 2017 and 2016, respectively, in order to conform to the current period's presentation.

2018 versus 2017
Net Revenues were $2.065 billion in 2018, an increase of $360.4 million, or 21%, versus Net Revenues of $1.704 billion in 2017. The application of ASC 606 resulted in advisory revenue of $3.4 million being recognized in 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the first quarter of 2019 under the legacy accounting standard. Advisory Fees increased 32%, Underwriting Fees increased 56% and Commissions and Related Fees decreased 3% compared to 2017. Asset Management and Administration Fees decreased 19% compared to 2017. For 2017, the results of the ETC business, which were consolidated until October 18, 2017, included Net Revenues of $15.9 million and Total Expenses of $18.2 million. Other Revenue, Including Interest and Investments, in 2018 was 79% lower than in 2017, which was primarily attributable to an estimated gain in 2017 of $77.5 million related to a reduction in the liability for amounts due pursuant to our tax receivable agreement, which was re-measured following the decrease in income tax rates in the U.S. in 2018 and future years upon the enactment of the Tax Cuts and Jobs Act on December 22, 2017. Other Revenue, Including Interest and Investments, in 2017 also included a gain of $7.8 million resulting from the sale of the Institutional Trust and Independent Fiduciary business of ETC. These gains were partially offset by a loss of $16.3 million related to the release of cumulative foreign exchange losses resulting from the restructuring of our former equity method investment in G5 in 2017. See Note 5 to our consolidated financial statements for further information. Other Revenue, Including Interest and Investments, in 2018 was also lower than 2017 as a result of losses from our marketable securities, including net realized and unrealized losses of $5.1 million on our investment funds which are used as an economic hedge against our deferred cash compensation program. See Note 8 to our consolidated financial statements for further information.
Total Operating Expenses were $1.492 billion in 2018, as compared to $1.228 billion in 2017, an increase of $264.7 million, or 22%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.182 billion in 2018, an increase of $230.9 million, or 24%, versus expense of $951.1 million in 2017. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior new hires and increased compensation costs from share-based and other deferred compensation arrangements, as well as increased annual incentive compensation related to the 21% increase in Net Revenues. Headcount increased 6% from 2017 to 2018. Non-compensation expenses as a component of Operating Expenses were $310.2 million in 2018, an increase of $33.7 million, or 12%, versus $276.5 million in 2017. Non-compensation operating expenses increased compared to 2017 primarily driven by increased headcount, increased occupancy costs, including higher expenses associated with the expansion of our headquarters in New York during 2018, and higher professional fees.
Total Other Expenses of $30.4 million in 2018 included compensation costs of $15.2 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $5.0 million primarily related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, intangible asset and other amortization of $8.6 million, Acquisition and Transition Costs of $0.02 million and changes to the fair value of contingent consideration of $1.5 million. Total Other Expenses of $48.0 million in 2017 included Special Charges of $25.4 million (related to an impairment charge of $14.4 million associated with our former equity method investment in G5, an impairment charge of $7.1 million related to the goodwill in the Institutional Asset Management reporting unit and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC of $3.9 million), Acquisition and Transition Costs of $1.7 million, intangible asset and other amortization of $9.4 million and compensation costs of $11.4 million associated with the vesting of LP Units and Interests and certain other awards granted in conjunction with the acquisition of ISI. We incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on Management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. See Note 18 to our consolidated financial statements for further information.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 58% for the year ended December 31, 2018, compared to 56% for the year ended December 31, 2017.
Income from Equity Method Investments was $9.3 million in 2018, as compared to $8.8 million in 2017. The increase was primarily a result of an increase in earnings from Atalanta Sosnoff.
The provision for income taxes in 2018 was $108.5 million, which reflected an effective tax rate of 20%. The provision for income taxes in 2017 was $258.4 million, which reflected an effective tax rate of 59%. The decrease in the tax provision from 2017 primarily reflects the impact of the Tax Cuts and Jobs Act, as noted below, which resulted in an increase in the effective tax rate for 2017 related to the re-measurement of net deferred tax assets, as well as the reduction in the effective tax rate in 2018. The provision for income taxes for 2018 and 2017 also reflects the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units, Class I-P and K-P Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.
In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in 2018 and future years, our effective tax rate for 2018 was reduced by 12 percentage points, before the impact of ASU 2016-09, described below. Further, the tax provision for 2017 includes a charge of $143.3 million primarily resulting from the estimated re-measurement of net deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act. These deferred tax assets relate principally to temporary differences between book and tax, primarily related to the step-up in basis associated with the exchange of partnership units, deferred compensation, amortization of goodwill and intangible assets and depreciation of fixed assets and leasehold improvements, as well as the write-down of foreign currency related deferred tax assets. This charge, as well as the reduction in the liability for amounts due pursuant to our tax receivable agreement described above, resulted in an increase in the effective tax rate of 27.1 percentage points for 2017.
The effective tax rate for 2018 and 2017 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements of $23.4 million and $24.0 million being recognized in our Provision for Income Taxes in 2018 and 2017, respectively, and resulted in a reduction in the effective tax rate of 4.2 and 5.5 percentage points in 2018 and 2017, respectively.
Net Income Attributable to Noncontrolling Interest was $65.6 million in 2018 compared to $53.8 million in 2017. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income allocated to Evercore LP during the year ended December 31, 2018.
2017 versus 2016
Net Revenues were $1.704 billion in 2017, an increase of $264.3 million, or 18%, versus Net Revenues of $1.440 billion in 2016. Advisory Fees increased 21%, Underwriting Fees increased 26% and Commissions and Related Fees decreased 11% compared to 2016. Asset Management and Administration Fees decreased 6% compared to 2016. On October 18, 2017, we completed the sale of the Institutional Trust and Independent Fiduciary business of ETC. The results of this business were consolidated until October 18, 2017, which included Net Revenues of $15.9 million and Total Expenses of $18.2 million (Net Revenues of $20.2 million and Total Expenses of $18.3 million in 2016). On September 30, 2016, we transferred ownership of our Mexican Private Equity business and related entities to Glisco. The results of the Mexican Private Equity business were consolidated until September 30, 2016, which included Net Revenues of $10.4 million and Total Expenses of $2.5 million. Other Revenue, Including Interest and Investments, in 2017 was 202% higher than in 2016, which was primarily attributable to an estimated gain of $77.5 million related to a reduction in the liability for amounts due pursuant to our tax receivable agreement, which was re-measured following the decrease in future income tax rates in the U.S., upon the enactment of the Tax Cuts and Jobs Act on December 22, 2017. Other Revenue, Including Interest and Investments, in 2017 also included a gain of $7.8 million resulting from the sale of the Institutional Trust and Independent Fiduciary business of ETC. These gains were partially offset by a loss of $16.3 million related to the release of cumulative foreign exchange losses resulting from the restructuring of our former equity method investment in G5 in 2017. See Note 5 to our consolidated financial statements for further information.
Total Operating Expenses were $1.228 billion in 2017, as compared to $1.078 billion in 2016, an increase of $149.9 million, or 14%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $951.1 million in 2017, an increase of $131.4 million, or 16%, versus expense of $819.7 million in 2016. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased incentive compensation related to the 18% increase in Net Revenues. Headcount increased 8% from 2016 to 2017. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 18 to our consolidated financial statements for further information. Non-compensation expenses as a component of Operating Expenses were $276.5 million in 2017, an increase of $18.5 million, or 7%, versus $258.0 million in 2016. Non-compensation operating expenses increased compared to 2016 primarily driven by increased headcount, increased new business costs associated with higher levels of global transaction activity and higher professional fees.

Total Other Expenses of $48.0 million in 2017 included Special Charges of $25.4 million (related to an impairment charge of $14.4 million associated with our former equity method investment in G5, an impairment charge of $7.1 million related to the goodwill in the Institutional Asset Management reporting unit and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC of $3.9 million), Acquisition and Transition Costs of $1.7 million, intangible asset and other amortization of $9.4 million and compensation costs of $11.4 million associated with the vesting of LP Units and Interests and certain other awards granted in conjunction with the acquisition of ISI. We incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on Management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. See Note 18 to our consolidated financial statements for further information. Total Other Expenses of $101.2 million in 2016 included compensation costs of $80.8 million associated with the vesting of LP Units and Interests and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $8.1 million related to an impairment charge associated with our investment in Atalanta Sosnoff, Acquisition and Transition Costs of $0.1 million, changes to the fair value of contingent consideration of $1.1 million and intangible asset and other amortization of $11.0 million.
In July 2017, we exchanged all of the outstanding 4.1 million Class H LP Interests for 1.0 million vested and 0.9 million unvested Class J LP Units. These units convert into an equal number of Class E LP Units, and ultimately become exchangeable into Class A Shares, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder one vote on all matters submitted generally to holders of Class A and Class B common stock, for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that we determined were probable of being exchanged on the date of modification, we will expense the previously unrecognized fair value of the Class H LP Interests ratably over the remaining vesting period.
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
The provision for income taxes in 2017 was $258.4 million, which reflected an effective tax rate of 59%. The provision for income taxes in 2016 was $119.3 million, which reflected an effective tax rate of 45%. In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in future years, our tax provision for 2017 includes a charge of $143.3 million resulting from the estimated re-measurement of net deferred tax assets, which relates principally to temporary differences between book and tax, primarily related to the step-up in basis associated with the exchange of partnership units, deferred compensation, amortization of goodwill and intangible assets and depreciation of fixed assets and leasehold improvements, as well as the write-down of foreign currency related deferred tax assets. This charge, as well as the reduction in the liability for amounts due pursuant to our tax receivable agreement described above, resulted in an increase in the effective tax rate of 27.1 percentage points for 2017. The effective tax rate for 2017 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share based-payment arrangements of $24.0 million being recognized in our Provision for Income Taxes in 2017, and resulted in a reduction in the effective tax rate of 5.5 percentage points for 2017. The provision for income taxes for 2017 and 2016 also reflects the effect of certain nondeductible expenses, including expenses related to Class E, J, I-P and K-P LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. See Note 21 to our consolidated financial statements for further information.
Net Income Attributable to Noncontrolling Interest was $53.8 million in 2017 compared to $41.0 million in 2016. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income allocated to Evercore LP during the year ended December 31, 2017. Further, the effects of the Tax Cuts and Jobs Act described above are principally reflected on the Evercore Inc. (Parent Company Only) Financial Statements and therefore, were not allocated to Noncontrolling Interest. See Note 24 to our consolidated financial statements for further information.

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
Goodwill
At November 30, 2018, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), we performed our annual Goodwill impairment assessment. We concluded that the fair value of our reporting units substantially exceeded their carrying values as of November 30, 2018, with the exception of our Institutional Asset Management reporting unit, which exceeded its carrying value by approximately 14% as of November 30, 2018. Our Institutional Asset Management reporting unit included $3.4 million of goodwill as of December 31, 2018.
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

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)(2)	$1,743,473	$1,324,412	$1,096,829	32%	21%
Underwriting Fees(3)(4)	71,691	45,827	36,264	56%	26%
Commissions and Related Fees	200,015	205,630	230,913	(3%)	(11%)
Other Revenue, net(5)	(3,156)	58,399	(147)	NM	NM
Net Revenues	2,012,023	1,634,268	1,363,859	23%	20%
Expenses
Operating Expenses	1,448,301	1,175,927	1,020,327	23%	15%
Other Expenses(6)	30,366	35,810	92,172	(15%)	(61%)
Total Expenses	1,478,667	1,211,737	1,112,499	22%	9%
Operating Income(7)	533,356	422,531	251,360	26%	68%
Income from Equity Method Investments(8)	518	277	1,370	87%	(80%)
Pre-Tax Income	$533,874	$422,808	$252,730	26%	67%

(1)
The application of ASC 606 resulted in advisory revenue of $3.4 million being recognized in 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the first quarter of 2019 under the legacy accounting standard.

(2)	Includes client related expenses of $31.5 million, $27.0 million and $24.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
The application of ASC 606 resulted in client related expenses for underwriting transactions being presented gross (previously presented net) in related revenues and expenses for the year ended December 31, 2018. Underwriting Fees reflect revenues for client related expenses of $4.7 million for the year ended December 31, 2018.

(4)	Includes expenses associated with revenue sharing engagements with third parties of $1.1 million for the year ended December 31, 2017.

(5)
Includes interest expense on the Notes Payable, subordinated borrowings and lines of credit of $9.2 million, $10.0 million and $9.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, and includes an estimated gain of $77.5 million related to a reduction in the liability for amounts due pursuant to the tax receivable agreement and a loss of $16.3 million related to the release of cumulative foreign exchange losses resulting from the restructuring of our former equity method investment in G5 for the year ended December 31, 2017. Also includes ($0.7) million and $0.1 million of principal trading gains (losses) that were previously included in Investment Banking Revenue for the years ended December 31, 2017 and 2016, respectively, to conform to the current presentation.

(6)	Includes an impairment charge related to our former equity method investment in G5 of $14.4 million for the year ended December 31, 2017.

(7)	Includes Noncontrolling Interest of $2.7 million, $6.6 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(8)
Equity in Luminis and G5 - Advisory (through December 31, 2017, the date we exchanged all of our outstanding equity interests for debentures of G5) is classified as Income from Equity Method Investments.

For 2018, the dollar value of North American announced and completed M&A activity increased 27% and 18%, respectively, compared to 2017, while the dollar value of Global announced and completed M&A activity for 2018 increased 18% and 14%, respectively, compared to 2017. The dollar value of North American announced M&A activity between $1 - $5 billion increased 17% compared to 2017, while the dollar value of Global announced M&A activity between $1 - $5 billion increased 13% compared to 2017:

	For the Years Ended December 31,			Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$1,768	$1,396	$1,705	27%	(18%)
Value of North American M&A Deals Announced between $1 - $5 billion	$508	$435	$448	17%	(3%)
Value of North American M&A Deals Completed	$1,775	$1,508	$1,614	18%	(7%)
Value of Global M&A Deals Announced	$3,927	$3,336	$3,488	18%	(4%)
Value of Global M&A Deals Announced between $1 - $5 billion	$1,124	$994	$932	13%	7%
Value of Global M&A Deals Completed	$3,467	$3,040	$3,394	14%	(10%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	663	574	568	16%	1%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	345	255	246	35%	4%

* Source: Thomson Reuters January 7, 2019
** Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
2018 versus 2017
Net Investment Banking Revenues were $2.012 billion in 2018, compared to $1.634 billion in 2017, which represented an increase of 23%. The application of ASC 606 resulted in advisory revenue of $3.4 million being recognized in 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the first quarter of 2019 under the legacy accounting standard. We earned 663 fees from Advisory clients in 2018 compared to 574 in 2017, representing a 16% increase. We had 345 fees earned in excess of $1.0 million in 2018, compared to 255 in 2017, representing a 35% increase. The increase in revenues from 2017 primarily reflects an increase of $419.1 million, or 32%, in Advisory fees, as we continued to broaden our advisory capabilities and advise clients on a wide variety of matters including strategic M&A, activism, restructuring and capital raising. The increase in revenues was also partially attributed to an increase of $25.9 million, or 56%, in Underwriting Fees, resulting principally from an increase in our role and participation in offerings in 2018. We participated in 50 underwriting transactions in 2018 (compared to 58 in 2017), 35 of which were as a bookrunner (compared to 33 in 2017). These increases were partially offset by a decrease of $5.6 million, or 3%, in our Commissions and Related Fees, principally driven by the trend of institutional clients adjusting the level of payments for research services. Other Revenue, net, in 2018 was lower than 2017, primarily as a result of an estimated gain of $77.5 million in 2017 related to a reduction in the liability for amounts due pursuant to our tax receivable agreement, which was re-measured following the decrease in income tax rates in the U.S. in 2018 and future years upon the enactment of the Tax Cuts and Jobs Act on December 22, 2017. This was partially offset by a loss of $16.3 million related to the release of cumulative foreign exchange losses resulting from the restructuring of our former equity method investment in G5 in 2017. Other Revenue, net, in 2018 was also lower than 2017 as a result of losses from our marketable securities, including net realized and unrealized losses of $5.1 million on our investment funds which are used as an economic hedge against our deferred cash compensation program. See Note 8 to our consolidated financial statements for further information.
Operating Expenses were $1.448 billion in 2018, compared to $1.176 billion in 2017, an increase of $272.4 million, or 23%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.151 billion in 2018, as compared to $915.1 million in 2017, an increase of $235.9 million, or 26%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 23% increase in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $297.3 million in 2018, as compared to $260.9 million in 2017, an increase of $36.4 million, or 14%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased occupancy costs, including higher expenses associated with the expansion of our headquarters in New York during 2018, and higher professional fees.
Other Expenses of $30.4 million in 2018 included compensation costs of $15.2 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $5.0 million related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, intangible asset and other amortization of $8.6 million and changes to the fair value of contingent consideration of $1.5 million. Other Expenses of $35.8 million in 2017 included Special Charges of $14.4 million related to the impairment of our former equity method investment in G5, intangible asset and other amortization of $9.4 million, Acquisition and Transition Costs of $0.6 million and compensation costs of $11.4 million associated with the vesting of LP Units and Interests and certain other awards granted in conjunction with the acquisition of ISI. We incurred an expense reversal in the first quarter of 2017 associated with Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business.
2017 versus 2016
Net Investment Banking Revenues were $1.634 billion in 2017 compared to $1.364 billion in 2016, which represented an increase of 20%. We earned 574 fees from Advisory clients in 2017 compared to 568 in 2016. We had 255 fees in excess of $1.0 million in 2017, compared to 246 in 2016, representing a 4% increase. The increase in revenues from 2016 primarily reflects an increase of $227.6 million, or 21%, in Advisory fees, principally driven by the number, composition and size of fees in excess of $1 million and the nature of services provided, including activist defense. Advisory fees also benefited from higher fees earned from advising on capital transactions for private funds in 2017. The increase in revenues was also attributed to an increase of $9.6 million, or 26%, in Underwriting Fees, as we participated in 58 underwriting transactions (compared to 44 in 2016), 33 of which were as a bookrunner (compared to 21 in 2016). These increases were partially offset by a decrease of $25.3 million, or 11%, in our Commissions and Related Fees, principally driven by the trend of institutional clients adjusting the level and composition of trading volumes, as well as payments for research services under a broad movement to passive investing strategies and lower levels of volatility. Other Revenue, net, in 2017 was higher than in 2016 primarily as a result of an estimated gain of $77.5 million related to a reduction in the liability for amounts due pursuant to our tax receivable agreement, which was re-measured following the decrease in future income tax rates in the U.S., upon the enactment of the Tax Cuts and Jobs Act on December 22, 2017. This increase was partially offset by a loss of $16.3 million related to the release of cumulative foreign exchange losses resulting from the restructuring of our former equity method investment in G5 in 2017.
Operating Expenses were $1.176 billion in 2017 compared to $1.020 billion in 2016, an increase of $155.6 million, or 15%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $915.1 million in 2017, as compared to $780.3 million in 2016, an increase of $134.8 million, or 17%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 20% increase in Net Revenues. The increase in Employee Compensation and Benefits Expense, as a component of Operating Expenses, was also due to increased costs related to awards issued in conjunction with the appointment of our Executive Chairman in November 2016. See Note 18 to our consolidated financial statements for further information. Non-compensation expenses, as a component of Operating Expenses, were $260.9 million in 2017, as compared to $240.0 million in 2016, an increase of $20.9 million, or 9%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased new business costs associated with higher levels of global transaction activity and higher professional fees.
Other Expenses of $35.8 million in 2017 included Special Charges of $14.4 million related to the impairment of our former equity method investment in G5, intangible asset and other amortization of $9.4 million, Acquisition and Transition Costs of $0.6 million and compensation costs of $11.4 million associated with the vesting of LP Units and Interests and certain other awards granted in conjunction with the acquisition of ISI. We incurred an expense reversal in the first quarter of 2017 associated with

Evercore LP Interests granted in conjunction with the acquisition of ISI, as the achievement of certain of the remaining performance thresholds for the remaining Class G and H LP Interests was no longer probable at March 31, 2017. This assessment was based on Management's revised outlook for the Evercore ISI business, including strategic decisions to increase the compensation ratio for this business. See Note 18 to our consolidated financial statements for further information. Other Expenses of $92.2 million in 2016 included compensation costs of $80.8 million associated with the vesting of LP Units and Interests and certain other awards granted in conjunction with the acquisition of ISI, Acquisition and Transition Costs of ($0.7) million, primarily reflecting the reversal of a provision for certain settlements in 2016 previously established in the fourth quarter of 2015, changes to the fair value of contingent consideration of $1.1 million and intangible asset and other amortization of $10.9 million.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$44,875	$40,288	$36,411	11%	11%
Institutional Asset Management	3,371	3,628	4,193	(7%)	(13%)
Disposed and Restructured Businesses(1)(2)	—	15,732	22,800	NM	(31%)
Asset Management and Administration Fees	48,246	59,648	63,404	(19%)	(6%)
Other Revenue, net(3)(4)	4,436	10,433	12,789	(57%)	(18%)
Net Revenues	52,682	70,081	76,193	(25%)	(8%)
Expenses
Operating Expenses	43,940	51,646	57,379	(15%)	(10%)
Other Expenses(5)	21	12,155	9,000	(100%)	35%
Total Expenses	43,961	63,801	66,379	(31%)	(4%)
Operating Income(6)	8,721	6,280	9,814	39%	(36%)
Income from Equity Method Investments(7)	8,776	8,561	5,271	3%	62%
Pre-Tax Income	$17,497	$14,841	$15,085	18%	(2%)

(1)	Includes the Institutional Trust and Independent Fiduciary business of ETC, which was sold in the fourth quarter of 2017, and Management Fees from the Glisco funds.

(2)	Includes client related expenses of $0.2 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.

(3)
$2.0 million and $12.4 million of net realized and unrealized gains on private equity investments have been classified in Other Revenue, net, for the years ended December 31, 2017 and 2016, respectively, to conform to the current presentation.

(4)
Includes interest expense on the Notes Payable and lines of credit of $0.7 million for the year ended December 31, 2016. Also includes a gain of $7.8 million related to the sale of the Institutional Trust and Independent Fiduciary business of ETC for the year ended December 31, 2017.

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

(6)	Includes Noncontrolling Interest of $4.3 million, $3.2 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(7)
Equity in ABS, Atalanta Sosnoff and G5 - Wealth Management (through December 31, 2017, the date we exchanged all of our outstanding equity interests for debentures of G5), is classified as Income from Equity Method Investments.

Investment Management Results of Operations
Our Investment Management segment includes the following activities:

•
Wealth Management - conducted through EWM and ETC. In August 2018, ETCDE was combined within ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earn fees from negotiated trust services and fiduciary consulting arrangements.

•	Institutional Asset Management - conducted through ECB. Fee-based revenues from ECB are primarily earned on a percentage of AUM.

•
Private Equity - conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV and Trilantic V and we committed $12.0 million of the total capital commitments of Trilantic VI. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of December 31, 2018, there was no previously distributed carried interest received from our managed funds that was subject to repayment.

•
We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

The Investment Management segment also includes the results of the following businesses that were deconsolidated or restructured prior to December 31, 2018:

•	On December 31, 2017, we exchanged all of our outstanding equity interests in G5 for debentures of G5. This investment is accounted for as a held-to-maturity security going forward.

•	On October 18, 2017, we sold the Institutional Trust and Independent Fiduciary business of ETC. Following the sale, the remaining operations of ETC were integrated into EWM.

•	On September 30, 2016, we entered into an agreement to transfer ownership of the Mexican Private Equity business and related entities to Glisco.
See Note 5 to our consolidated financial statements for further information.
Assets Under Management
AUM for our Investment Management businesses of $9.1 billion at December 31, 2018 increased compared to $9.0 billion at December 31, 2017. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 63% and 64% of Level I investments, 32% and 32% of Level II investments and 5% and 4% of Level III investments as of December 31, 2018 and 2017, respectively. Institutional Asset Management maintained 82% and 81% of Level I investments and 18% and 19% of Level II investments as of December 31, 2018 and 2017, respectively.
The fees that we receive for providing investment advisory and management services are primarily driven by the level and composition of AUM. Accordingly, client flows, market movements, foreign currency fluctuations and changes in our product mix will impact the level of management fees we receive from our investment management businesses. Fees vary with the type of assets managed and the channel in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products. Clients will increase or reduce the aggregate amount of AUM that we manage for a number of reasons, including changes in the level of assets that they have available for investment purposes, their overall asset allocation strategy, our relative performance versus competitors offering similar investment products and the quality of our service. The fees we earn are also impacted by our investment performance, as the appreciation or depreciation in the value of the assets that we manage directly impacts our fees.

The following table summarizes AUM activity for the years ended December 31, 2018 and 2017:

	Wealth Management	Institutional Asset Management	Total
	(dollars in millions)
Balance at December 31, 2016	$6,473	$1,526	$7,999
Inflows	1,125	1,704	2,829
Outflows	(986)	(1,740)	(2,726)
Market Appreciation	718	143	861
Balance at December 31, 2017	$7,330	$1,633	$8,963
Inflows	1,208	1,536	2,744
Outflows	(759)	(1,657)	(2,416)
Market Appreciation (Depreciation)	(219)	63	(156)
Balance at December 31, 2018	$7,560	$1,575	$9,135

Unconsolidated Affiliates - Balance at December 31, 2018:
Atalanta Sosnoff	$—	$5,654	$5,654
ABS	$—	$5,215	$5,215
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of December 31, 2018:

	Wealth Management	Institutional Asset Management
Equities	54%	29%
Fixed Income	31%	71%
Liquidity(1)	10%	—%
Alternatives	5%	—%
Total	100%	100%
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
In 2018, AUM for Wealth Management increased 3%, reflecting a 6% increase due to flows, partially offset by a 3% decrease due to market depreciation. Wealth Management lagged the S&P 500 by approximately 1% during the period on both a 1 and 3 year basis. Wealth Management lagged the fixed income composite by approximately 40 basis points on a 1 year basis and tracked the fixed income composite on a 3 year basis. For the period, the S&P 500 was down approximately 4% and the fixed income composite was up approximately 1%.
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
In 2018, AUM for Institutional Asset Management decreased 4%, primarily reflecting a 7% decrease due to flows, partially offset by a 3% increase due to market appreciation. ECB's AUM market appreciation reflects favorable market volatility, as well as the impact of the fluctuation of foreign currency. ECB outperformed the equities index and performed within a reasonable range of the fixed income index on a 1 year basis.
In 2017, AUM for Institutional Asset Management increased 7%, reflecting a 9% increase due to market appreciation, partially offset by a 2% decrease due to flows. ECB's AUM increase from market appreciation partially reflects the impact of the fluctuation of foreign currency.
AUM from our unconsolidated affiliates decreased 3% compared to December 31, 2017, related to negative performance in Atalanta Sosnoff and ABS.
2018 versus 2017
Net Investment Management Revenues were $52.7 million in 2018, compared to $70.1 million in 2017. Asset Management and Administration Fees earned from the management of client portfolios decreased 19% from 2017, following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017, partially offset by an increase of $4.6 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.4 million and $0.1 million of revenues from performance fees during 2018 and 2017, respectively. Other Revenue, net, in 2018 was lower than in 2017 primarily as a result of a gain of $7.8 million related to the sale of the Institutional Trust and Independent Fiduciary business of ETC in 2017. Income from Equity Method Investments increased from 2017, primarily as a result of an increase in earnings from our investment in Atalanta Sosnoff.
Operating Expenses were $43.9 million in 2018, as compared to $51.6 million in 2017, a decrease of $7.7 million, or 15%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $31.0 million in 2018, as compared to $36.0 million in 2017, a decrease of $5.0 million, or 14%. Non-compensation expenses, as a component of Operating Expenses, were $12.9 million in 2018, as compared to $15.6 million in 2017, a decrease of $2.7 million, or 17%. Compensation and non-compensation expenses decreased following the sale of the Institutional Trust and Independent Fiduciary business of ETC in the fourth quarter of 2017.
Other Expenses of $0.02 million in 2018 included Acquisition and Transition Costs. Other Expenses of $12.2 million in 2017 included Special Charges of $11.0 million (related to the impairment of goodwill in the Institutional Asset Management reporting unit of $7.1 million and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC of $3.9 million) and Acquisition and Transition Costs of $1.1 million.
2017 versus 2016
Net Investment Management Revenues were $70.1 million in 2017, compared to $76.2 million in 2016. Asset Management and Administration Fees earned from the management of client portfolios decreased 6% from 2016, primarily reflecting losses related to the wind-down of a Private Equity fund in Mexico in 2017, the sale of the Institutional Trust and Independent Fiduciary business of ETC in 2017 and the transfer of ownership of the Mexican Private Equity business in 2016. These decreases were partially offset by an increase of $3.9 million in fees from Wealth Management clients related to growth in AUM. Fee-based revenues included $0.1 million of revenues from performance fees during 2017 compared to $0.3 million of revenues from performance fees during 2016. Other Revenue, net, in 2017 was 18% lower than in 2016 primarily as a result of higher net realized and unrealized gains from investments in private equity funds which we do not manage in 2016, partially offset by a gain of $7.8 million related to the sale of the Institutional Trust and Independent Fiduciary business of ETC in 2017. Income from Equity Method Investments increased from 2016 primarily as a result of an increase in earnings from ABS in 2017, including an increase in performance fees.

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
Other Expenses of $12.2 million in 2017 included Special Charges of $11.0 million (related to the impairment of goodwill in the Institutional Asset Management reporting unit of $7.1 million and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC of $3.9 million) and Acquisition and Transition Costs of $1.1 million. Other Expenses of $9.0 million in 2016 included Special Charges of $8.1 million, related to an impairment charge associated with our investment in Atalanta Sosnoff, Acquisition and Transition Costs of $0.8 million and intangible asset and other amortization of $0.1 million.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our repurchase agreements, Notes Payable, subordinated borrowings and lines of credit, and the payment of income taxes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year's results. Likewise, payments to fund investments related to our deferred cash compensation plans are funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$442,851	$179,207	$148,512
Non-cash charges	334,335	359,084	307,648
Other operating activities	72,388	(31,055)	(34,274)
Operating activities	849,574	507,236	421,886
Investing activities	(212,566)	(54,641)	(46,201)
Financing activities	(452,927)	(419,230)	(237,958)
Effect of exchange rate changes	(1,370)	8,383	(25,347)
Net Increase in Cash, Cash Equivalents and Restricted Cash	182,711	41,748	112,380
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	617,385	575,637	463,257
End of Period	$800,096	$617,385	$575,637
2018. Cash, Cash Equivalents and Restricted Cash were $800.1 million at December 31, 2018, an increase of $182.7 million versus Cash, Cash Equivalents and Restricted Cash of $617.4 million at December 31, 2017. Operating activities resulted in a net inflow of $849.6 million, primarily related to earnings. Cash of $212.6 million was used in investing activities primarily related to purchases of furniture, equipment and leasehold improvements, primarily related to the expansion of our headquarters in New

York, and net purchases of marketable securities and certificates of deposit. Financing activities during the period used cash of $452.9 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of dividends and distributions to noncontrolling interest holders.
2017. Cash, Cash Equivalents and Restricted Cash were $617.4 million at December 31, 2017, an increase of $41.8 million versus Cash, Cash Equivalents and Restricted Cash of $575.6 million at December 31, 2016. Operating activities resulted in a net inflow of $507.2 million, primarily related to earnings. Cash of $54.6 million was used in investing activities primarily related to purchases of certificates of deposit and furniture, equipment and leasehold improvements, which were partially offset by proceeds from the sale of the Institutional Trust and Independent Fiduciary business of ETC. Financing activities during the period used cash of $419.2 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of dividends and distributions to noncontrolling interest holders.
2016. Cash, Cash Equivalents and Restricted Cash were $575.6 million at December 31, 2016, an increase of $112.4 million versus Cash, Cash Equivalents and Restricted Cash of $463.3 million at December 31, 2015. Operating activities resulted in a net inflow of $421.9 million, primarily related to earnings. Cash of $46.2 million was used in investing activities primarily related to net purchases of marketable securities and purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $238.0 million, primarily for the payment of dividends and distributions to noncontrolling interest holders, treasury stock purchases and the repayment of the outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho"), partially offset by the issuance of the Private Placement Notes.
Liquidity and Capital Resources
General
Our current assets include Cash and Cash Equivalents, Marketable Securities and Certificates of Deposit, Accounts Receivable and contract assets, included in Other Current Assets, relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses, accrued liabilities related to improvements in our leased facilities, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements and related investments are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and EWM in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing advisory transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our repurchase agreements, Notes Payable, subordinated borrowings, lines of credit and other financing arrangements and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. The value of these future deductions and amounts pursuant to the Tax Receivable Agreement were reduced upon the enactment of the Tax Cuts and Jobs Act of December 22, 2017. See "Results of Operations" for further information. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.
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
Stock Incentive Plan
During 2016, our stockholders approved the 2016 Plan. The amended plan, among other things, authorized an additional 10.0 million shares of our Class A Shares. As of December 31, 2018, we had 5,349,124 shares remaining under this plan.
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to reduce the dilutive effect of equity awards granted. In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
In October 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2018, we repurchased 2,020,582 Class A Shares and LP Units, at an average cost per share/unit of $89.81, for $181.6 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2018, we repurchased 1,085,106 Class A Shares, at an average cost per share of $99.64 for $108.1 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 3,105,688 Class A Shares and LP Units repurchased during 2018 were acquired for aggregate purchase consideration of $289.7 million, at an average cost per share/unit of $93.24.
On March 29, 2018, we purchased, at fair value, an additional 15% of Private Capital Advisory L.P. ("PCA") for $25.5 million. On March 3, 2017, we purchased, at fair value, an additional 13% of PCA for $7.1 million, and on December 11, 2017, we purchased, at fair value, an additional 1% of PCA for $1.4 million. On January 29, 2016, we purchased, at fair value, all of the noncontrolling interest in ECB for $6.5 million.
Private Placement
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A senior notes due 2021 (the "Series A Notes"), $67.0 million aggregate principal amount of our 5.23%

Series B senior notes due 2023 (the "Series B Notes"), $48.0 million aggregate principal amount of our 5.48% Series C senior notes due 2026 (the "Series C Notes") and $17.0 million aggregate principal amount of our 5.58% Series D senior notes due 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "Private Placement Notes"), pursuant to a note purchase agreement (the "Note Purchase Agreement") dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2018, we were in compliance with all of these covenants.
We used $120.0 million of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Lines of Credit
On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants as well as certain debt covenants that prohibit East and us from incurring other indebtedness subject to specified exceptions. We were in compliance with these covenants as of December 31, 2018. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30.0 million on this facility, which was repaid on March 2, 2018. The facility was most recently renewed on June 21, 2018, and the maturity date was extended to June 21, 2019.

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
Other Commitments
We have a long-term liability, Amounts Due Pursuant to Tax Receivable Agreements, which requires payments to certain Senior Managing Directors. This liability was re-measured following the decrease in income tax rates in the U.S. in 2018 and future years in conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which resulted in a reduction of $77.5 million to the liability, for the year ended December 31, 2017.
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
We had a commitment at December 31, 2018 for contingent consideration related to an arrangement with the former employer of certain Real Estate Capital Advisory ("RECA") employees. For further information see Note 5 to our consolidated financial statements.
Pursuant to deferred compensation and deferred consideration arrangements, we are obligated to make cash payments in future periods. For further information see Note 18 to our consolidated financial statements.
Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 20 to our consolidated financial statements.

On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York. We expect to spend approximately $20 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. For further information see Note 19 to our consolidated financial statements.
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.2 years, as of December 31, 2018, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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
As of December 31, 2018 and 2017, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31,
	2018		2017
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$22,349		$19,374
Securities Purchased Under Agreements to Resell	2,696	$2,701	10,645	$10,643
Total Assets	$25,045		$30,019
Liabilities
Securities Sold Under Agreements to Repurchase	(25,075)	$(25,099)	(30,027)	$(30,020)
Net Liabilities	$(30)		$(8)
Risk Measures
VaR	$6		$1
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(1)		$(1)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$1		$1
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating Lease Obligations	$585,756	$36,537	$78,620	$67,149	$403,450
Tax Receivable Agreements	103,572	9,161	19,304	20,002	55,105
Notes Payable	219,142	8,937	54,947	79,414	75,844
Investment Banking Commitments	88,772	20,116	24,846	43,810	—
Investment Management Commitments	15,244	15,244	—	—	—
Total	$1,012,486	$89,995	$177,717	$210,375	$534,399
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York. Under the terms of the agreement, we committed to extend the lease term for our current space and add space on up to seven additional floors, three of which commenced as of the lease’s effective date. We anticipate we will take possession of the remainder of these floors over the next five years. The lease term for all current and prospective space will end on June 30, 2034. When all floors have commenced, we will have approximately 350 thousand square feet of space at this location. For further information see Note 19 to our consolidated financial statements.
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $15.2 million and $3.4 million as of December 31, 2018 and 2017, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
We also had a commitment at December 31, 2018 for contingent consideration related to an arrangement with the former employer of certain RECA employees. For further information see Note 5 to our consolidated financial statements.

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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of December 31, 2018, the fair value of our investments with these products, based on closing prices, was $55.0 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $5.5 million for the year ended December 31, 2018.
See "Liquidity and Capital Resources" above for a discussion of collateralized financing transactions at ECB.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.7 million for the year ended December 31, 2018.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in the United Kingdom and Mexico, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues have been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and our European revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2018, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Consolidated Statement of Comprehensive Income was ($1.2) million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time. On occasion, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of December 31, 2018.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded minimal bad debt expense for each of the years ended December 31, 2018 and 2017.
As of December 31, 2018 and 2017, total receivables recorded in Accounts Receivable amounted to $309.1 million and $185.0 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $60.9 million and $34.0 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2018, total contract assets recorded in Other Current Assets and Other Assets amounted to $2.8 million and $0.5 million, respectively.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2018, we had Marketable Securities of $204.6 million, of which 73% were corporate and municipal securities and treasury bills and notes, primarily with S&P ratings ranging from AAA to BB+.
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
Revenue Recognition
We adopted ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), effective January 1, 2018 using the modified retrospective method of transition applied to contracts which were not completed as of January 1, 2018. ASU 2014-09 creates ASC 606, "Revenue from Contracts with Customers," ("ASC 606"), which provides a five step model to revenue recognition as follows:
Step 1: Identify the contract(s) with a customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
We apply this model to our Investment Banking and Asset Management revenue streams. Prior to January 1, 2018, we recorded revenue in accordance with ASC 605, "Revenue Recognition" ("ASC 605"). Under ASC 605, we recognized success related advisory fees upon closing of the transaction regardless of the probability of the outcome, which differs under ASC 606 as described further below. Furthermore, ASC 605 allowed expenses related to underwriting transactions to be reflected net in related revenues; under ASC 606, those expenses are presented gross in the results of operations.
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
In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, we may receive fixed retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter or over the course of the engagement, where the engagement letter will specify a future service period associated with those fees. We may also receive announcement fees upon announcement of a transaction in addition to success fees upon closing of a transaction or another defined outcome, both of which represent variable consideration. This variable consideration will be included in the transaction price, as defined, and recognized as revenue to the extent that it is probable that a significant reversal of revenue will not occur. When assessing probability, we apply careful analysis and judgment to the remaining factors necessary for completion of a transaction, including factors outside of our control. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to approval of the court.
With respect to retainer, announcement and success fees, there are no distinct performance obligations aside from advisory activities, which are generally focused on achieving a milestone (typically, the announcement and/or the closing of a transaction). These advisory services are provided over time throughout the contract period. We recognize revenue when distinct services are performed and when it is probable that a reversal of revenue will not occur, which is generally upon the announcement or closing of a transaction. Accordingly, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. In circumstances in which retainer fees are received in advance of services, these fees are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and subsequently recognized as advisory fee revenue in Advisory Fees on the Consolidated Statements of Operations during the applicable time period within which the service is rendered. Announcement fees for advisory services are recognized upon announcement (the point at which it is determined that the reversal of revenue is not probable) and all other requirements for revenue recognition are satisfied. A portion of the announcement fee may be deferred based on the services remaining to be completed, if any. Success fees for advisory services, such as merger and acquisition advice, are recognized when it is determined that the reversal of revenue is not probable and all other requirements for revenue recognition are satisfied, which is generally at closing of the transaction.
With respect to fairness or valuation opinions, fees are fixed and there is a distinct performance obligation, since the opinion is rendered separate from any other advisory activities. Revenues related to fairness or valuation opinions are recognized at the point in time when the opinion has been rendered and delivered to the client and when it is no longer probable that a reversal of revenue may occur. In the event we were to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition and subsequently recognized as advisory fee revenue in Advisory Fees on the Consolidated Statements of Operations when the conditions of completion have been satisfied.
Placement fee revenues are attributable to capital raising on both corporations and financial sponsors. We recognize placement fees in accordance with the terms of the engagement letter, which are generally contingent on the achievement of a capital commitment by an investor, at the time of the client's acceptance of capital or capital commitments.
Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized at the point in time when the offering has been deemed to be completed by the lead manager of the underwriting group. When the offering is completed, the performance obligation has been satisfied and we recognize the applicable management fee, selling concession and underwriting fee. Offering expenses are presented gross in the Consolidated Statements of Operations.
Commissions and Related Fees include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price at the point in time of trade order execution is fixed. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis or, in the case of payments under commission sharing arrangements, when earned. We also earn subscription fees for the sales of research. The delivery of research under subscription arrangements represents a distinct performance obligation that is satisfied over time. The fees are fixed and are recognized over the period in which the performance obligation is satisfied. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Commissions and Related Fees on the Consolidated Statements of Operations ratably over the period in which the related services are rendered.
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
Asset management fees for third-party clients are generally based on the value of the assets under management and any performance fees that may be negotiated with the client. The management of asset portfolios represents a distinct performance obligation that is satisfied over time. These fees are generally recognized over the period that the related services are provided and in which the performance obligation is satisfied, based upon the beginning, ending or average value of the assets for the relevant period. Fees paid in advance of services rendered are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Asset Management and Administration Fees on the Consolidated Statements of Operations ratably over the period in which the related service is rendered. Generally, to the extent performance fee arrangements have been negotiated, these fees are earned when the likelihood of clawback is mathematically improbable.
Fees generated for serving as an independent fiduciary and/or trustee are either based on a flat fee, are pre-negotiated with the client or are based on the value of assets under administration. The management of assets under administration represents a distinct performance obligation that is satisfied over time. For ongoing engagements, fees are billed quarterly either in advance or in arrears. Fees paid in advance of services rendered and satisfaction of the performance obligation are initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Asset Management and Administration Fees on the Consolidated Statements of Operations ratably over the period in which the related services are rendered and the performance obligation is satisfied.
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
Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to our clients. We record Accounts Receivable, net of any allowance for doubtful accounts, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. We maintain an allowance for doubtful accounts to provide coverage for estimated losses from our client receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client's creditworthiness and specifically reserve against exposure where we determine the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.
We record contract assets within Other Current Assets and Other Assets on the Consolidated Statements of Financial Condition when payment is due from a client conditioned on future performance or the occurrence of other events. We also recognize a contract asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. We apply a practical expedient to expense costs to obtain a contract as incurred when the amortization period is one year or less.

Valuation
The valuation of our investments in securities and of our financial investments in the funds we manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Effective January 1, 2008, we adopted ASC 820, which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 11 to the consolidated financial statements for further information. Level I investments include financial instruments owned and pledged as collateral and readily-marketable equity securities. Level II investments include our investments in corporate and municipal bonds and other debt securities.
We adopted ASC 825, "Financial Instruments" ("ASC 825"), which permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We have not elected to apply the fair value option to any specific financial assets or liabilities.
Marketable Securities
Marketable Securities include investments in U.S. treasury securities, corporate, municipal and other debt securities and investments in readily-marketable equity securities, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities" following the adoption of ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01") in January 2018. The securities are carried at fair value on the Consolidated Statements of Financial Condition; the debt securities are valued based on quoted prices that exist in the marketplace for similar issues and the equity securities are valued using quoted market prices on applicable exchanges or markets. Marketable Securities transactions are recorded as of the trade date.
We invest in readily marketable debt and equity securities which are managed by EWM, as well as in a portfolio of exchange-traded funds and mutual funds as an economic hedge against our deferred cash compensation program. The debt securities are classified as available-for-sale and any unrealized gains and losses are recorded as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, and realized gains and losses on these securities are included in Other Revenue, Including Interest and Investments on the Consolidated Statements of Operations. Realized and unrealized gains and losses on the equity securities are recorded in Other Revenue, Including Interest and Investments, beginning on January 1, 2018, from the application of ASU 2016-01. EGL also invests in a fixed income portfolio consisting of U.S. treasury securities and municipal bonds, which are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities.
Financial Instruments Owned and Pledged as Collateral at Fair Value
Our Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. We pledge our Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements which permits the counterparty to pledge the securities.
Equity and Other Deferred Compensation
We account for share-based payments in accordance with ASC 718, "Compensation – Stock Compensation" ("ASC 718"). We grant employees performance-based awards that vest upon the occurrence of certain performance criteria being achieved. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. Significant judgment is required in determining the probability that the performance criteria will be achieved. The fair value of awards that vest from one to five years are amortized over the vesting period or requisite substantive service period, as required by ASC 718. See Note 18 to our consolidated financial statements for further information.
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
We adopted ASU 2016-09 effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price be reflected in income tax expense. See Note 2 to our consolidated financial statements for further information.
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
ASC 740 provides a benefit recognition model with a two-step approach consisting of "more-likely-than-not" recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. This standard also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 21 to our consolidated financial statements herein in regard to the impact of the adoption of this standard on the consolidated financial statements.
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company's historic and projected future taxable income for its U.S. and foreign operations. In 2018 and 2017, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. We also concluded that the net deferred tax assets of certain foreign subsidiaries required a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. See Note 21 to our consolidated financial statements for further information.
The Company estimates that Evercore Inc. must generate approximately $1 billion of future taxable income to realize the gross deferred tax asset balance, including the valuation allowance, of approximately $260 million. The deferred tax balance is expected to reverse primarily over a period ranging from 5 to 15 taxable years. The Company evaluated Evercore Inc.'s historical U.S. taxable income, which has averaged approximately $120 million per year over the past 7 years, as well as the anticipated taxable income of approximately $529 million in 2018, and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company can carry forward net operating losses indefinitely, but limited to 80% of taxable income for that year under the enactment of the Tax Cuts and Jobs Act on December 22, 2017.
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

We adopted ASU 2017-04 effective April 1, 2017. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and requires companies to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. See Note 2 to our consolidated financial statements for further information.
In addition to goodwill and intangible assets, we annually assess our equity method investments for impairment (or more frequently if circumstances indicate impairment may have occurred) per ASC 323-10.
We concluded there was no impairment of goodwill, intangible assets or equity method investments during the year ended December 31, 2018.
We recorded an impairment charge of $14.4 million for the year ended December 31, 2017 related to our former equity method investment in G5. We recorded a goodwill impairment charge of $7.1 million for the year ended December 31, 2017 related to the goodwill in our Institutional Asset Management reporting unit, which resulted in a decrease of $3.7 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes). We concluded there was no impairment of intangible assets or our other equity method investments during the year ended December 31, 2017. We recorded an impairment charge of $8.1 million for the year ended December 31, 2016 related to our equity method investment in Atalanta Sosnoff and concluded there was no impairment of goodwill, intangible assets, or our other equity method investments during the year ended December 31, 2016. This charge resulted in a decrease of $4.0 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2016. See Notes 5 and 10 to our consolidated financial statements for further information.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Evercore Inc.
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
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
February 22, 2019

We have served as the Company's auditor since 2003.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2018	2017
Assets
Current Assets
Cash and Cash Equivalents	$790,590	$609,587
Marketable Securities and Certificates of Deposit	304,627	128,559
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,349	19,374
Securities Purchased Under Agreements to Resell	2,696	10,645
Accounts Receivable (net of allowances of $6,037 and $2,772 at December 31, 2018 and 2017, respectively)	309,075	184,993
Receivable from Employees and Related Parties	23,836	17,030
Other Current Assets	28,444	30,017
Total Current Assets	1,481,617	1,000,205
Investments	90,644	98,313
Deferred Tax Assets	241,092	198,894
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $89,494 and $70,264 at December 31, 2018 and 2017, respectively)	81,069	68,593
Goodwill	131,387	134,231
Intangible Assets (net of accumulated amortization of $41,217 and $32,018 at December 31, 2018 and 2017, respectively)	10,378	19,577
Other Assets	89,480	65,073
Total Assets	$2,125,667	$1,584,886
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$602,122	$340,165
Accounts Payable and Accrued Expenses	37,948	34,111
Securities Sold Under Agreements to Repurchase	25,075	30,027
Payable to Employees and Related Parties	31,894	31,167
Taxes Payable	33,621	16,494
Other Current Liabilities	19,031	12,088
Total Current Liabilities	749,691	464,052
Notes Payable	168,612	168,347
Subordinated Borrowings	—	6,799
Amounts Due Pursuant to Tax Receivable Agreements	94,411	90,375
Other Long-term Liabilities	105,014	58,945
Total Liabilities	1,117,728	788,518
Commitments and Contingencies (Note 19)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 65,872,014 and 62,119,904 issued at December 31, 2018 and 2017, respectively, and 39,748,576 and 39,102,154 outstanding at December 31, 2018 and 2017, respectively)	659	621
Class B, par value $0.01 per share (1,000,000 shares authorized, 86 and 82 issued and outstanding at December 31, 2018 and 2017, respectively)	—	—
Additional Paid-In-Capital	1,818,100	1,600,699
Accumulated Other Comprehensive Income (Loss)	(30,434)	(31,411)
Retained Earnings	364,882	79,461
Treasury Stock at Cost (26,123,438 and 23,017,750 shares at December 31, 2018 and 2017, respectively)	(1,395,087)	(1,105,406)
Total Evercore Inc. Stockholders' Equity	758,120	543,964
Noncontrolling Interest	249,819	252,404
Total Equity	1,007,939	796,368
Total Liabilities and Equity	$2,125,667	$1,584,886

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues
Investment Banking:(1)
Advisory Fees	$1,743,473	$1,324,412	$1,096,829
Underwriting Fees	71,691	45,827	36,264
Commissions and Related Fees	200,015	205,630	230,913
Asset Management and Administration Fees(1)	48,246	59,648	63,404
Other Revenue, Including Interest and Investments(1)	19,051	88,828	29,380
Total Revenues	2,082,476	1,724,345	1,456,790
Interest Expense	17,771	19,996	16,738
Net Revenues	2,064,705	1,704,349	1,440,052
Expenses
Employee Compensation and Benefits	1,197,173	962,512	900,590
Occupancy and Equipment Rental	58,971	53,448	45,304
Professional Fees(1)	82,393	63,857	56,401
Travel and Related Expenses	68,754	64,179	57,465
Communications and Information Services	41,319	41,393	40,277
Depreciation and Amortization	27,054	24,819	24,800
Execution, Clearing and Custody Fees(1)	11,470	14,778	17,544
Special Charges	5,012	25,437	8,100
Acquisition and Transition Costs	21	1,673	99
Other Operating Expenses(1)	30,461	23,442	28,298
Total Expenses	1,522,628	1,275,538	1,178,878
Income Before Income from Equity Method Investments and Income Taxes	542,077	428,811	261,174
Income from Equity Method Investments	9,294	8,838	6,641
Income Before Income Taxes	551,371	437,649	267,815
Provision for Income Taxes	108,520	258,442	119,303
Net Income	442,851	179,207	148,512
Net Income Attributable to Noncontrolling Interest	65,611	53,753	40,984
Net Income Attributable to Evercore Inc.	$377,240	$125,454	$107,528
Net Income Attributable to Evercore Inc. Common Shareholders	$377,240	$125,454	$107,528
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,595	39,641	39,220
Diluted	45,279	44,826	44,193
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$9.29	$3.16	$2.74
Diluted	$8.33	$2.80	$2.43

(1)	Certain balances in prior periods were reclassified to conform to their current presentation. See Note 2 for further information.

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net Income	$442,851	$179,207	$148,512
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(275)	381	(1,763)
Foreign Currency Translation Adjustment Gain (Loss), net	(1,180)	21,679	(17,531)
Other Comprehensive Income (Loss)	(1,455)	22,060	(19,294)
Comprehensive Income	441,396	201,267	129,218
Comprehensive Income Attributable to Noncontrolling Interest	65,408	57,128	37,247
Comprehensive Income Attributable to Evercore Inc.	$375,988	$144,139	$91,971

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other	Retained
	Class A Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	(Deficit)	Shares	Dollars	Interest	Equity
Balance at December 31, 2015	55,249,559	$552	$1,210,742	$(34,539)	$(27,791)	(15,626,288)	$(644,412)	$202,664	$707,216
Net Income	—	—	—	—	107,528	—	—	40,984	148,512
Other Comprehensive Income (Loss)	—	—	—	(15,557)	—	—	—	(3,737)	(19,294)
Treasury Stock Purchases, net	—	—	—	—	—	(3,475,423)	(167,241)	—	(167,241)
Evercore LP Units Purchased or Converted into Class A Common Stock	532,175	5	23,095	—	—	—	—	(16,480)	6,620
Equity-based Compensation Awards	2,510,833	25	127,706	—	—	—	—	81,392	209,123
Dividends and Equivalents	—	—	7,836	—	(59,394)	—	—	—	(51,558)
Noncontrolling Interest (Note 16)	—	—	(1,257)	—	—	—	—	(48,790)	(50,047)
Balance at December 31, 2016	58,292,567	582	1,368,122	(50,096)	20,343	(19,101,711)	(811,653)	256,033	783,331
Net Income	—	—	—	—	125,454	—	—	53,753	179,207
Other Comprehensive Income	—	—	—	18,685	—	—	—	3,375	22,060
Treasury Stock Purchases	—	—	—	—	—	(3,916,039)	(293,753)	—	(293,753)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,212,641	12	84,214	—	—	—	—	(47,263)	36,963
Equity-based Compensation Awards	2,614,696	27	156,826	—	—	—	—	14,922	171,775
Dividends	—	—	—	—	(66,336)	—	—	—	(66,336)
Noncontrolling Interest (Note 16)	—	—	(8,463)	—	—	—	—	(28,416)	(36,879)
Balance at December 31, 2017	62,119,904	621	1,600,699	(31,411)	79,461	(23,017,750)	(1,105,406)	252,404	796,368
Cumulative Effect of Accounting Change (1)	—	—	—	2,229	(2,229)	—	—	—	—
Net Income	—	—	—	—	377,240	—	—	65,611	442,851
Other Comprehensive Income (Loss)	—	—	—	(1,252)	—	—	—	(203)	(1,455)
Treasury Stock Purchases	—	—	—	—	—	(3,105,688)	(289,681)	—	(289,681)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,181,669	12	70,550	—	—	—	—	(46,594)	23,968
Equity-based Compensation Awards	2,570,441	26	172,309	—	—	—	—	19,860	192,195
Dividends	—	—	—	—	(89,590)	—	—	—	(89,590)
Noncontrolling Interest (Note 16)	—	—	(25,458)	—	—	—	—	(41,259)	(66,717)
Balance at December 31, 2018	65,872,014	$659	$1,818,100	$(30,434)	$364,882	(26,123,438)	$(1,395,087)	$249,819	$1,007,939
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
See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net Income	$442,851	$179,207	$148,512
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	10,718	(32)	1,124
Equity Method Investments	1,352	(513)	2,602
Equity-Based and Other Deferred Compensation	293,507	230,268	258,295
Impairment of Goodwill and Equity Method Investments	—	21,507	8,100
Gain on Sale of Institutional Trust and Independent Fiduciary business of ETC	—	(7,808)	—
Depreciation, Amortization and Accretion	29,374	26,032	25,223
Bad Debt Expense	3,365	2,579	2,261
Adjustment to Tax Receivable Agreement	—	(77,535)	—
Release of Cumulative Foreign Exchange Losses	—	16,266	—
Deferred Taxes	(3,981)	148,320	10,043
Decrease (Increase) in Operating Assets:
Marketable Securities	(546)	865	937
Financial Instruments Owned and Pledged as Collateral at Fair Value	(2,961)	35	18,249
Securities Purchased Under Agreements to Resell	8,166	2,642	(11,890)
Accounts Receivable	(130,956)	47,120	(64,522)
Receivable from Employees and Related Parties	(6,849)	(2,188)	5,934
Other Assets	(21,830)	(10,982)	(32,763)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	208,088	(25,892)	48,258
Accounts Payable and Accrued Expenses	5,496	1,149	(10,030)
Securities Sold Under Agreements to Repurchase	(5,183)	(2,701)	(6,387)
Payables to Employees and Related Parties	4,387	3,217	(1,581)
Taxes Payable	16,099	(10,849)	9,097
Other Liabilities	(1,523)	(33,471)	10,424
Net Cash Provided by Operating Activities	849,574	507,236	421,886
Cash Flows From Investing Activities
Investments Purchased	(95)	(997)	(2,047)
Distributions of Private Equity Investments	2,143	2,072	183
Marketable Securities:
Proceeds from Sales and Maturities	191,779	45,642	46,547
Purchases	(336,596)	(40,995)	(69,568)
Maturity of Certificates of Deposit	63,527	—	—
Purchase of Certificates of Deposit	(100,000)	(63,417)	—
Cash Paid for Acquisitions and Deconsolidation of Cash, net of Cash Acquired	—	—	(2,877)
Purchase of Furniture, Equipment and Leasehold Improvements	(33,324)	(31,300)	(18,439)
Proceeds from Sale of Business	—	34,354	—
Net Cash Provided by (Used in) Investing Activities	(212,566)	(54,641)	(46,201)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	1,165	110	885
Distributions to Noncontrolling Interests	(41,413)	(36,374)	(38,154)
Payments Under Tax Receivable Agreement	(13,345)	(12,381)	(12,039)
Cash Paid for Deferred and Contingent Consideration	—	—	(5,050)
Short-Term Borrowings	30,000	30,000	50,000
Repayment of Short-Term Borrowings	(30,000)	(30,000)	(50,000)
Repayment of Subordinated Borrowings	(6,799)	(9,751)	(6,000)
Payment of Notes Payable - Mizuho	—	—	(120,000)
Issuance of Notes Payable	—	—	170,000
Debt Issuance Costs	—	—	(2,084)
Purchase of Treasury Stock and Noncontrolling Interests	(315,233)	(304,313)	(173,958)
Dividends - Class A Stockholders	(77,302)	(56,521)	(51,558)
Net Cash Provided by (Used in) Financing Activities	(452,927)	(419,230)	(237,958)
Effect of Exchange Rate Changes on Cash	(1,370)	8,383	(25,347)
Net Increase in Cash, Cash Equivalents and Restricted Cash	182,711	41,748	112,380
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	617,385	575,637	463,257
Cash, Cash Equivalents and Restricted Cash-End of Period	$800,096	$617,385	$575,637

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$17,818	$19,471	$14,074
Payments for Income Taxes	$86,232	$128,689	$106,126
Accrued Dividends	$12,288	$9,815	$7,836
Settlement of Contingent Consideration	$—	$10,780	$—
Institutional Trust and Independent Fiduciary business of ETC Assets Deconsolidated	$—	$81	$—
Institutional Trust and Independent Fiduciary business of ETC Liabilities Deconsolidated	$—	$1,489	$—
Decrease in Goodwill from sale of Institutional Trust and Independent Fiduciary business of ETC	$—	$28,442	$—
Mexico Private Equity Assets Deconsolidated	$—	$—	$8,302
Mexico Private Equity Liabilities Deconsolidated	$—	$—	$2,343
Decrease in Noncontrolling Interest from Mexico Private Equity Deconsolidation	$—	$—	$5,808

See Notes to Consolidated Financial Statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization
Evercore Inc. and subsidiaries (the "Company") is an investment banking and investment management firm, incorporated in Delaware on July 21, 2005 and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in, and is the sole general partner of, Evercore LP, a Delaware limited partnership ("Evercore LP"). The Company operates from its offices and through its affiliates in North America, Europe, South America and Asia.
The Investment Banking segment includes the advisory business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures, shareholder activism and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on secondary transactions for private funds interests, as well as on primary and secondary transactions for real estate oriented financial sponsors and private equity interests. The Investment Banking business also includes the Evercore ISI business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors.
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
Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Position in Note 24.
Evercore ISI International Limited ("ISI U.K.") and Evercore Partners International LLP ("Evercore U.K.") are also VIEs and the Company is the primary beneficiary of these VIEs. Specifically for ISI U.K., the Company provides financial support through a transfer pricing agreement with this entity, which exposes the Company to losses that are potentially significant to the entity, and has decision making authority that significantly affects the economic performance of the entity. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Consolidated Statements of Financial Condition ISI U.K. and Evercore U.K. assets of $190,223 and liabilities of $122,460 at December 31, 2018 and assets of $126,078 and liabilities of $102,487 at December 31, 2017. See Note 10 for further information on the Company's VIEs.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
At the time of the formation transaction, the members of Evercore LP (the "Members") received Class A limited partnership units of Evercore LP ("Class A LP Units") in consideration for their contribution of the various entities included in the historical combined financial statements of the Company. The Class A LP Units were subject to vesting requirements and transfer restrictions

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

and are exchangeable on a one-for-one basis for shares of Class A common stock ("Class A Shares"). At December 31, 2013, all Class A LP Units were fully vested. On October 31, 2014, in conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI"), the Company issued vested and unvested Class E limited partnership units of Evercore LP ("Class E LP Units") and vested and unvested Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests"). At December 31, 2017, all Class E LP Units were fully vested and all of the Class G LP Interests either converted into Class E LP Units or were forfeited pursuant to their performance terms. In 2017, the Company exchanged all of the outstanding Class H LP Interests for a number of Class J limited partnership units of Evercore LP ("Class J LP Units"). In 2016, in conjunction with the appointment of the Executive Chairman, the Company issued unvested Class I-P Units of Evercore LP ("Class I-P Units"). The Class I-P Units are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), which are exchangeable on a one-for-one basis for Class A Shares. In 2017, the Company issued unvested Class K-P Units of Evercore LP ("Class K-P Units"), which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), which are ultimately exchangeable on a one-for-one basis for Class A Shares. See Note 18 for further information. The Company accounts for exchanges of Evercore LP partnership units ("LP Units") for Class A Shares based on the carrying amounts of the Members' LP Units immediately before the exchange.
The Company's interest in Evercore LP is within the scope of Accounting Standards Codification ("ASC") 810-20, "Control of Partnerships and Similar Entities." The Company consolidates Evercore LP and records noncontrolling interest for the economic interest in Evercore LP held directly by others, which includes the Members.
Revenue Recognition – The Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") on January 1, 2018 using the modified retrospective method of transition applied to contracts which were not completed as of January 1, 2018. The Company did not have a cumulative-effect adjustment as of the date of adoption. ASU 2014-09 creates ASC 606, "Revenue from Contracts with Customers," ("ASC 606"), which provides a five step model to revenue recognition as follows:
Step 1: Identify the contract(s) with a customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
The Company applies this model to its Investment Banking and Asset Management revenue streams. Prior to January 1, 2018, the Company recorded revenue in accordance with ASC 605, "Revenue Recognition" ("ASC 605"). Under ASC 605, the Company recognized success related advisory fees upon closing of the transaction regardless of the probability of the outcome, which differs under ASC 606 as described further below. Furthermore, ASC 605 allowed expenses related to underwriting transactions to be reflected net in related revenues; under ASC 606, those expenses are presented gross in the results of operations.
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
Advisory Fees – In general, advisory fees are paid at the time the Company signs an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive fixed retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter or over the course of the engagement, where the engagement letter will specify a future service period associated with those fees. The Company may also receive announcement fees upon announcement of a transaction in addition to success fees upon closing of a transaction or another defined outcome, both of which represent variable consideration. This variable

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

consideration will be included in the transaction price, as defined, and recognized as revenue to the extent that it is probable that a significant reversal of revenue will not occur. When assessing probability, the Company applies careful analysis and judgment to the remaining factors necessary for completion of a transaction, including factors outside of the Company's control. A transaction can fail to be completed for many reasons which are outside of the Company’s control, including failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to approval of the court.
With respect to retainer, announcement and success fees, there are no distinct performance obligations aside from advisory activities, which are generally focused on achieving a milestone (typically, the announcement and/or the closing of a transaction). These advisory services are provided over time throughout the contract period. The Company recognizes revenue when distinct services are performed and when it is probable that a reversal of revenue will not occur, which is generally upon the announcement or closing of a transaction. Accordingly, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. In circumstances in which retainer fees are received in advance of services, these fees are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and subsequently recognized as advisory fee revenue in Advisory Fees on the Consolidated Statements of Operations during the applicable time period within which the service is rendered. Announcement fees for advisory services are recognized upon announcement (the point at which it is determined that the reversal of revenue is not probable) and all other requirements for revenue recognition are satisfied. A portion of the announcement fee may be deferred based on the services remaining to be completed, if any. Success fees for advisory services, such as merger and acquisition ("M&A") advice, are recognized when it is determined that the reversal of revenue is not probable and all other requirements for revenue recognition are satisfied, which is generally at closing of the transaction.
With respect to fairness or valuation opinions, fees are fixed and there is a distinct performance obligation, since the opinion is rendered separate from any other advisory activities. Revenues related to fairness or valuation opinions are recognized at the point in time when the opinion has been rendered and delivered to the client. In the event the Company was to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition and subsequently recognized as advisory fee revenue in Advisory Fees on the Consolidated Statements of Operations when the conditions of completion have been satisfied.
Placement fee revenues are attributable to capital raising on both corporations and financial sponsors. The Company recognizes placement fees in accordance with the terms of the engagement letter, which are generally contingent on the achievement of a capital commitment by an investor, at the time of the client's acceptance of capital or capital commitments.
Underwriting Fees – Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized at the point in time when the offering has been deemed to be completed by the lead manager of the underwriting group. When the offering is completed, the performance obligation has been satisfied and the Company recognizes the applicable management fee, selling concession and underwriting fee. Offering expenses are presented gross in the Consolidated Statements of Operations.
Commissions and Related Fees – Commissions and Related Fees include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price at the point in time of trade order execution is fixed. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis or, in the case of payments under commission sharing arrangements, when earned. The Company also earns subscription fees for the sales of research. The delivery of research under subscription arrangements represents a distinct performance obligation that is satisfied over time. The fees are fixed and are recognized over the period in which the performance obligation is satisfied. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Commissions and Related Fees on the Consolidated Statements of Operations ratably over the period in which the related services are rendered.
Taxes collected from customers and remitted to governmental authorities are presented on a net basis on the Consolidated Statements of Operations.
Asset Management and Administration Fees – The Company's Investment Management business generates revenues from the management of client assets and through interests in private equity funds which are not managed by the Company. The Company’s contracts with customers may include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

significant judgment. For performance obligations satisfied over time, determining a measure of progress requires the Company to make significant judgments that affect the timing of revenue recognized.
Asset management fees for third-party clients are generally based on the value of the assets under management and any performance fees that may be negotiated with the client. The management of asset portfolios represents a distinct performance obligation that is satisfied over time. These fees are generally recognized over the period that the related services are provided and in which the performance obligation is satisfied, based upon the beginning, ending or average value of the assets for the relevant period. Fees paid in advance of services rendered are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Asset Management and Administration Fees on the Consolidated Statements of Operations ratably over the period in which the related service is rendered. Generally, to the extent performance fee arrangements have been negotiated, these fees are earned when the likelihood of clawback is mathematically improbable.
Fees generated for serving as an independent fiduciary and/or trustee are either based on a flat fee, are pre-negotiated with the client or are based on the value of assets under administration. The management of assets under administration represents a distinct performance obligation that is satisfied over time. For ongoing engagements, fees are billed quarterly either in advance or in arrears. Fees paid in advance of services rendered and satisfaction of the performance obligation are initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Asset Management and Administration Fees on the Consolidated Statements of Operations ratably over the period in which the related services are rendered and the performance obligation is satisfied.
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
Other Revenue, Including Interest and Investments, and Interest Expense – Other Revenue and Interest Expense is derived from investing customer funds in financing transactions. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction.
Other Revenue also includes income (losses) earned on marketable securities, including our investment funds which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on the Company’s debt security investment in G5 Holdings S.A. ("G5"), as well as adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company.
Interest Expense also includes interest expense associated with the Company’s Notes Payable, subordinated borrowings and lines of credit.
Client Expense Reimbursement – In the conduct of its financial advisory service engagements, the Company receives reimbursement for certain expenses incurred by the Company in the course of performing services. Transaction-related expenses, which are billable to clients, are recognized as revenue and recorded in Accounts Receivable on the later of the date of an executed engagement letter or the date the expense is incurred.
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
ASC 810 "Consolidation" ("ASC 810") requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Noncontrolling Interest is presented as a component of Total Equity on the Consolidated Statements of

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Financial Condition and below Net Income on the Consolidated Statements of Operations. In addition, there is an allocation of the components of Total Comprehensive Income between controlling interests and noncontrolling interests. Changes in a parent's ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions.
Fair Value of Financial Instruments – The majority of the Company's assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investments, marketable securities, financial instruments owned and pledged as collateral, repurchase and reverse repurchase agreements, receivables and payables and accruals. See Note 11 for further information.
Cash and Cash Equivalents – Cash and Cash Equivalents consist of short-term highly-liquid investments with original maturities of three months or less.
Marketable Securities and Certificates of Deposit – Marketable Securities include investments in U.S. Treasury securities, corporate, municipal and other debt securities and investments in readily-marketable equity securities, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities," ("ASC 321-10") following the adoption of ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01") in January 2018. The securities are carried at fair value on the Consolidated Statements of Financial Condition; the debt securities are valued based on quoted prices that exist in the marketplace for similar issues and the equity securities are valued using quoted market prices on applicable exchanges or markets. Marketable Securities transactions are recorded as of the trade date.

The Company invests in readily marketable debt and equity securities which are managed by Evercore Wealth Management L.L.C. ("EWM"), as well as in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company’s deferred cash compensation program. The debt securities are classified as available-for-sale and any unrealized gains and losses are recorded as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, and realized gains and losses on these securities are included in Other Revenue, Including Interest and Investments on the Consolidated Statements of Operations. Realized and unrealized gains and losses on the equity securities are recorded in Other Revenue, Including Interest and Investments, beginning on January 1, 2018, from the application of ASU 2016-01. EGL also invests in a fixed income portfolio consisting of U.S. Treasury securities and municipal bonds, which are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments on the Consolidated Statements of Operations, as required for broker-dealers in securities. Certificates of Deposit consist of investments with certain banks with original maturities of six months or less when purchased.
Financial Instruments Owned and Pledged as Collateral at Fair Value – The Company's Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company pledges the Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements, which permits the counterparty to pledge the securities.
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
Accounts Receivable and Contract Assets – Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to the Company's clients. The Company records Accounts Receivable, net of any allowance for doubtful accounts, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. The Company maintains an allowance for doubtful accounts to provide coverage for estimated losses from its client receivables. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of the client's creditworthiness and specifically reserves against exposure where the Company determines the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.
The Company records contract assets within Other Current Assets and Other Assets on the Consolidated Statements of Financial Condition when payment is due from a client conditioned on future performance or the occurrence of other events. The Company also recognizes a contract asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. The Company applies a practical expedient to expense costs to obtain a contract as incurred when the amortization period is one year or less.
Investments – The Company's investments include investments in unconsolidated affiliated companies and other investments in private equity partnerships:
Affiliates – The Company has equity interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), Luminis Partners ("Luminis") and G5 (through December 31, 2017, the date the Company exchanged all of its outstanding equity interests for debentures of G5) and includes its share of the income (losses) within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.
The Company assesses its equity method investments annually for impairment, or more frequently if circumstances indicate impairment may have occurred. See Note 10 for further information.
Private Equity – The investments in private equity funds consist primarily of investments in marketable and non-marketable securities of the portfolio companies. The underlying investments held by the private equity funds are valued based on quoted market prices or estimated fair value if there is no public market. The fair value of non-marketable securities is determined by giving consideration to a range of factors, including but not limited to, market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-marketable securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly-traded securities held by the private equity funds are valued using quoted market prices. The Company recognizes its allocable share of the changes in fair value of the private equity funds' underlying investments as realized and unrealized gains (losses) within Other Revenue, Including Interest and Investments, in the Consolidated Statements of Operations.
The Company also maintains investments in Glisco Manager Holdings LP, Trilantic Capital Partners ("Trilantic") and an equity security in a private company, which are accounted for as equity securities without readily determinable fair values in accordance with ASC 321-10, as well as an investment in a debt security that is accounted for as a held-to-maturity security. The Company assesses its investments quarterly for impairment, or more frequently if circumstances indicate impairment may have occurred. See Note 10 for further information.
Furniture, Equipment and Leasehold Improvements – Fixed assets, including equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Furniture, equipment and computer hardware and software are depreciated using the straight-line method over the estimated useful lives of the assets, primarily ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Certain costs associated with the acquisition or development of internal-use software and cloud computing arrangements are also capitalized. Once the software is ready for its intended use, the capitalized costs are amortized using the straight-line method over the estimated useful life of the software or hosting arrangement.
Goodwill and Intangible Assets – Goodwill is tested for impairment annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether any goodwill allocated to its applicable reporting unit is impaired by comparing the fair value of each reporting unit with its respective carrying amount. For acquired businesses, contingent consideration is recognized and measured at fair value as of the acquisition date and at subsequent reporting periods.
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
See Note 5 for further information.
Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), severance, deferred cash and share-based compensation. Cash bonuses are accrued over the respective service periods to which they relate and deferred cash and share-based bonuses are expensed prospectively over their requisite service period.
Share-Based Payments and Other Deferred Compensation – The Company accounts for share-based payments in accordance with ASC 718, "Compensation – Stock Compensation" ("ASC 718"). See Note 18 for further information.
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
Compensation expense is recognized pursuant to performance-based awards if it is probable that the performance condition will be achieved. See Note 18 for a discussion of the awards issued in conjunction with the Company's acquisition of the operating businesses of ISI, as well as the Company's Long-term Incentive Plan and other performance-based awards.
Awards classified as liabilities as required under ASC 718, such as cash settled share-based awards, are re-measured at fair value at each reporting period.
Foreign Currency Translation – Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Changes in Equity and Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income. Exchange gains and losses arising from translating intercompany balances of a long-term investment nature are recorded in the foreign currency translation account while transactional exchange gains and losses are included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations.
Income Taxes – The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of its assets and liabilities, as disclosed in Note 21.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") on January 1, 2017, which resulted in excess tax benefits and deficiencies from the delivery of Class A Shares under share-based payment arrangements being recognized in the Company's Provision for Income Taxes, rather than in Additional Paid-In-Capital under legacy U.S. GAAP. See Note 21 for further information.
ASC 740 provides a benefit recognition model with a two-step approach consisting of "more-likely-than-not" recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 21 for further information.
Reclassifications – During 2018, certain balances on the Consolidated Statements of Operations for prior periods were reclassified to conform to their current presentation.
Execution, Clearing and Custody Fees – Other Operating Expenses of $13,572 and $16,278 for the years ended December 31, 2017 and 2016, respectively, and Professional Fees of $1,206 and $1,266 for the years ended December 31, 2017 and 2016, respectively, were reclassified to a new expense line item, "Execution, Clearing and Custody Fees" on the Consolidated Statements of Operations.
Other Revenue, Including Interest and Investments – The Company renamed "Other Revenue, Including Interest" to "Other Revenue, Including Interest and Investments" on the Consolidated Statements of Operations and reclassified ($701) and $92 of principal trading gains (losses) from Investment Banking Revenue for the years ended December 31, 2017 and 2016, respectively, and $2,037 and $12,403 of net realized and unrealized gains on private equity investments from Investment Management Revenue for the years ended December 31, 2017 and 2016, respectively, to "Other Revenue, Including Interest and Investments."
Investment Banking Revenue – Following the above reclassifications, the Company disaggregated "Investment Banking Revenue" into "Advisory Fees," "Underwriting Fees" and "Commissions and Related Fees" on the Consolidated Statements of Operations.
Asset Management and Administration Fees – Following the above reclassifications, the Company renamed "Investment Management Revenue" to "Asset Management and Administration Fees" on the Consolidated Statements of Operations, which includes management fees from the wealth management and institutional asset management businesses.
Note 3 – Recent Accounting Pronouncements
ASU 2014-09 – In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09. ASU 2014-09 provides amendments to ASC 605 and creates ASC 606, which changes the requirements for revenue recognition and amends the disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date," which provided amendments that defer the effective date of ASU 2014-09 by one year. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing," which provides clarification to identifying performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarification on certain issues identified in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition in ASU 2014-09. The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016.
The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method of transition applied to contracts which were not completed as of January 1, 2018, which requires a cumulative-effect adjustment as of the date of adoption. The Company did not have a cumulative-effect adjustment as of the date of adoption. Following the adoption of ASU 2014-09, success related advisory fees, for which payment is generally dependent on the closing of a strategic transaction, a financing arrangement or some other defined outcome, are considered variable consideration as defined by the standard. ASU 2014-09 requires that revenue be recognized when it is probable that variable consideration will not be reversed in a future period. Accordingly, revenue recognition for such fees could be accelerated under ASU 2014-09 in certain circumstances, which will require careful analysis and judgment. Under legacy U.S. GAAP, the Company recognized such fees upon closing regardless of the probability of the outcome. The effect of the timing of revenue recognition could be material to any given reporting period. Furthermore, legacy U.S. GAAP allowed expenses related to underwriting transactions to be reflected net in related revenues. Under ASU 2014-09, those expenses are presented gross in the results of operations. See Notes 2 and 4 for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

ASU 2016-01 - In January 2016, the FASB issued ASU 2016-01. ASU 2016-01 provides amendments to ASC 825, "Financial Instruments," which change the requirements for certain aspects of recognition, measurement and presentation of financial assets and liabilities and amend the disclosure requirements. The amendments in this update are effective during interim and annual periods beginning after December 15, 2017. The amendments in this update should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and the amendments related to equity securities without readily determinable fair values should be applied prospectively.
The Company adopted ASU 2016-01 on January 1, 2018, which resulted in a cumulative effect adjustment of cumulative unrealized losses, net of tax, on available-for-sale equity securities included in Accumulated Other Comprehensive Income (Loss) to Retained Earnings of ($2,229). Following the adoption of ASU 2016-01, unrealized gains and losses on these securities are recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company also holds equity securities without readily determinable fair values, which were accounted for under the cost method of accounting under legacy U.S. GAAP. Following the adoption of ASU 2016-01, the Company elected to measure each of its former cost method investments at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. See Notes 2, 8 and 10 for further information.
ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC 840, "Leases," and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an additional transition method to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to Retained Earnings for prior periods as of the beginning of the fiscal year of adoption. The amendments in these updates are effective using a modified retrospective approach as of the date of adoption, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The adoption will result in the present value of the Company's lease commitments which have a term in excess of one year being reflected on the Company's Statements of Financial Condition as a long-term asset with a corresponding liability, classified as current and non-current. The Company's lease commitments primarily relate to office space, as discussed in Note 19. The impact on the Company's earnings is not expected to be materially different from the current expense related to leases as required under legacy U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Consolidated Statements of Operations. The Company currently anticipates that it will record estimated lease liabilities of approximately $210 million on its Consolidated Statements of Financial Condition as of January 1, 2019, along with associated right-of-use assets, which will reflect the lease liabilities recognized, subject to certain adjustments for lease incentives and initial direct costs.
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
ASU 2016-18 - In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU 2016-18"). ASU 2016-18 provides amendments to ASC 230, which require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. The amendments in this update are effective retrospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-18 resulted in restricted cash balances being included in the Consolidated Statements of Cash Flows and expanded disclosure on these restricted cash balances. See Note 19 for further information.

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
ASU 2018-02 - In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 provides amendments to ASC 220, "Income Statement - Reporting Comprehensive Income," which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update are effective either in the period of adoption or retrospectively, to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-02 on January 1, 2019 and did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. As such, there was no impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2018-05 - In March 2018, the FASB issued ASU No. 2018-05, "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05"). ASU 2018-05 adds various SEC paragraphs to ASC 740 pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 ("SAB 118"). The amendments in this update were effective upon issuance. See Note 21 for further information.
ASU 2018-07 - In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). ASU 2018-07 provides amendments to ASC 718 to align the accounting for share-based payment awards issued to employees and nonemployees, particularly surrounding the measurement date and impact of performance conditions. The amendments in this update are effective during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The amendments in this update should be applied by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the date of adoption, and prospectively for all new awards granted after the date of adoption. The Company adopted ASU 2018-07 on January 1, 2019, which resulted in a minimal cumulative effect adjustment to Retained Earnings.
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
ASU 2018-15 - In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred for internal-use software as prescribed by ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). The amendments in this update are effective either prospectively, for eligible costs incurred on or after the date this guidance is first applied, or retrospectively, during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 during the third quarter of 2018. The adoption of ASU 2018-15 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

ASU 2018-17 - In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities." The amendments in this update state that any indirect interest held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments are required to be retrospectively applied with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue

The following table presents revenue recognized by the Company for the year ended December 31, 2018:

For the Year Ended
December 31, 2018
Investment Banking:
Advisory Fees	$1,743,473
Underwriting Fees	71,691
Commissions and Related Fees	200,015
Total Investment Banking	$2,015,179

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$44,875
Institutional Asset Management	3,371
Total Investment Management	$48,246
Following the adoption of ASU 2014-09, expenses related to underwriting transactions are presented gross in the results of operations of the Company, whereas under legacy U.S. GAAP these expenses were presented net. Underwriting Fees are gross of related non-compensation expenses of $4,680 in the Consolidated Statements of Operations for the year ended December 31, 2018. Professional Fees, Travel and Related Expenses, Communications and Information Services and Other Operating Expenses in the Consolidated Statements of Operations are gross of non-compensation expenses of $2,340, $460, $476 and $1,404, respectively, for the year ended December 31, 2018.
Contract Balances
The change in the Company’s contract assets and liabilities during the period primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the year ended December 31, 2018 are as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(4)	Deferred Revenue (Current Contract Liabilities)(5)	Deferred Revenue (Long-term Contract Liabilities)(6)
Balance at January 1, 2018	$184,993	$34,008	$—	$—	$3,147	$1,834
Increase (Decrease)	124,082	26,940	2,833	541	869	(103)
Balance at December 31, 2018	$309,075	$60,948	$2,833	$541	$4,016	$1,731

(1)	Included in Accounts Receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other Assets on the Consolidated Statements of Financial Condition.

(3)	Included in Other Current Assets on the Consolidated Statements of Financial Condition.

(4)	Included in Other Assets on the Consolidated Statements of Financial Condition.

(5)	Included in Other Current Liabilities on the Consolidated Statements of Financial Condition.

(6)	Included in Other Long-term Liabilities on the Consolidated Statements of Financial Condition.
The Company's contract assets represent arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date. The application of ASC 606 resulted in advisory revenue of $3,374 being recognized on the Consolidated Statements of Operations for the year ended December 31, 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the first quarter of 2019 under the legacy accounting standard. Under ASC 606, revenue is recognized when all material conditions for completion have been met and it is probable that a significant revenue reversal will not occur in a future period.
The Company recognized revenue of $16,468 on the Consolidated Statements of Operations for the year ended December 31, 2018 that was previously included in deferred revenue on the Company’s Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
Note 5 – Business Changes and Developments
Business Developments
Real Estate Capital Advisory - On April 23, 2018, the Company announced the expansion of its global investment banking platform by establishing a Real Estate Capital Advisory business within its existing Private Capital Advisory L.P. ("PCA") business. This business is focused on primary and secondary transactions for real estate oriented financial sponsors and private equity investors in conjunction with PCA’s existing fund monetization and recapitalization expertise. Certain Real Estate Capital Advisory ("RECA") employees purchased interests in PCA, at fair value, resulting in an increase to Noncontrolling Interest of $770 on the Company's Consolidated Statement of Financial Condition as of December 31, 2018. See Note 16 for further information.
In conjunction with the establishment of the RECA business, the Company hired certain employees and entered into an arrangement with the former employer of these employees, which, among other things, provides for contingent consideration to be paid to the former employer of up to $4,463, based on the completion of certain client engagements. The Company accounted for this transaction as an asset acquisition and has recognized the contingent consideration paid as an expense in Professional Fees on the Company's Consolidated Statements of Operations as the related revenue from the underlying engagements is realized. The Company recognized expenses of $3,971 pursuant to this arrangement for the year ended December 31, 2018.
The Company is the general partner of PCA. Concurrent with this transaction, the Company performed an assessment under ASC 810, and concluded that PCA remains a VIE following this transaction and determined that the Company is still the primary beneficiary of this VIE. Specifically, the Company's general partner interest provides the Company with the ability to make decisions that significantly impact the economic performance of PCA, while the limited partners do not possess substantive participating rights over PCA. The Company's assessment of the primary beneficiary included assessing which parties have the power to significantly impact the economic performance and the obligation to absorb losses, which could be potentially significant to the entity, or the right to receive benefits from the entity that could be potentially significant. The assets of PCA are not generally available to the Company and the liabilities are generally non-recourse to the Company.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Evercore Trust Company Transaction - On October 18, 2017, the Company sold the Institutional Trust and Independent Fiduciary business of Evercore Trust Company, N.A. ("ETC"), which was a part of its Investment Management segment, for an adjusted purchase price of $34,842, including contingent consideration of $488. As a result of this transaction, the Company deconsolidated assets and liabilities of $28,523 and $1,489, respectively. The assets were primarily comprised of $28,442 of goodwill, representing an allocation of goodwill based on the relative fair value of the business being sold to the total fair value of the Institutional Asset Management reporting unit. This transaction resulted in a pre-tax gain on the sale of $7,808 included in Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2017. In conjunction with the sale, the Company incurred $3,930 of Special Charges, related to the transition of certain employees of the sold business. Following the sale of the Institutional Trust and Independent Fiduciary business of ETC, the remaining operations of ETC were combined within the EWM operating segment.
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
The Company recorded its investment in G5 as a held-to-maturity debt security of $10,995 within Investments on the Consolidated Statement of Financial Condition as of December 31, 2017, representing the fair value of the debentures at the date of the exchange, and will accrete its investment to its redemption value ratably from December 31, 2017 to December 31, 2027. The fair value of the debentures was determined to be approximately $37 million Brazilian real, which the Company determined was equivalent to the carrying value of the Company’s equity method investment in G5 at the time of the exchange. This transaction resulted in the reclassification of $16,266 of cumulative foreign currency translation losses in Accumulated Other Comprehensive Income (Loss) on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2017. See Note 10 for further information.
Goodwill and Intangible Assets
Goodwill associated with the Company's acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2016(1)	$114,489	$46,472	$160,961
Impairment of Goodwill	—	(7,107)	(7,107)
Sale of the Institutional Trust and Independent Fiduciary business of ETC	—	(28,442)	(28,442)
Foreign Currency Translation and Other	8,819	—	8,819
Balance at December 31, 2017(2)	123,308	10,923	134,231
Foreign Currency Translation and Other	(2,844)	—	(2,844)
Balance at December 31, 2018(2)	$120,464	$10,923	$131,387
(1) The amount of the Company's goodwill before accumulated impairment losses of $28,500 was $189,461 at December 31, 2016.
(2) The amount of the Company's goodwill before accumulated impairment losses of $35,607 was $166,994 and $169,838 at December 31, 2018 and 2017, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Intangible assets associated with the Company's acquisitions are as follows:

	December 31, 2018
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$42,000	$3,830	$45,830	$35,356	$2,360	$37,716
Other	5,320	445	5,765	3,167	334	3,501
Total	$47,320	$4,275	$51,595	$38,523	$2,694	$41,217

	December 31, 2017
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$42,000	$3,830	$45,830	$27,355	$1,977	$29,332
Other	5,320	445	5,765	2,407	279	2,686
Total	$47,320	$4,275	$51,595	$29,762	$2,256	$32,018
Expense associated with the amortization of intangible assets was $9,199, $9,793 and $11,640 for the years ended December 31, 2018, 2017 and 2016, respectively.
Based on the intangible assets above, as of December 31, 2018, annual amortization of intangibles for each of the next five years is as follows:

2019	$7,866
2020	$1,182
2021	$996
2022	$334
2023	$—
At November 30, 2018, in accordance with ASC 350, the Company performed its annual goodwill impairment assessment. The Company concluded that the fair value of the reporting units substantially exceeded their carrying values as of November 30, 2018, with the exception of the Institutional Asset Management reporting unit, which exceeded its carrying value by approximately 14% as of November 30, 2018. Goodwill on the Consolidated Statements of Financial Condition includes $3,396 related to the Institutional Asset Management reporting unit as of December 31, 2018.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 6 – Acquisition and Transition Costs and Special Charges

Acquisition and Transition Costs

The Company recognized $21, $1,673 and $99 for the years ended December 31, 2018, 2017 and 2016, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions, divestitures, and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services. In addition, acquisition and transition costs in 2016 included the reversal of $733 of a provision for certain settlements previously established in the fourth quarter of 2015.
Special Charges
The Company recognized $5,012 for the year ended December 31, 2018, as Special Charges incurred related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K. and separation benefits and related charges associated with the Company's businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York.
The Company recognized $25,437 for the year ended December 31, 2017, as Special Charges incurred related to a charge of $7,107 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, a charge of $14,400 associated with the impairment of the Company's former equity method investment in G5, and expenses of $3,930 associated with the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC. See Notes 5 and 10 for further information.
The Company recognized $8,100 for the year ended December 31, 2016, as Special Charges incurred related to a charge associated with the impairment of the Company's investment in Atalanta Sosnoff. See Note 10 for further information.
Note 7 – Related Parties
Investment Banking Revenue includes advisory fees earned from clients that have a Senior Managing Director as a member of their Board of Directors of $13,312 for the year ended December 31, 2016.
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $16,359 and $22,309 as of December 31, 2018 and 2017, respectively.
The Company had $6,700 in subordinated borrowings with an executive officer of the Company as of December 31, 2017. In March 2018, the Company repaid all of these borrowings. See Note 13 for further information.
Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
Advances to Employees	$22,889	$15,930
Personal Expenses Paid on Behalf of Employees and Related Parties	692	766
Reimbursable Expenses Relating to the Private Equity Funds	255	334
Receivable from Employees and Related Parties	$23,836	$17,030

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
Board of Director Fees	$566	$350
Amounts Due to U.K. Members	22,167	17,996
Amounts Due Pursuant to Tax Receivable Agreements(a)	9,161	12,821
Payable to Employees and Related Parties	$31,894	$31,167

(a)
Relates to the current portion of the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $94,411 and $90,375 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2018 and 2017, respectively.

Note 8 – Marketable Securities and Certificates of Deposit
The amortized cost and estimated fair value of the Company's Marketable Securities as of December 31, 2018 and 2017 were as follows:

	December 31, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments - Debt Securities	$1,622	$10	$—	$1,632	$1,806	$—	$11	$1,795
Securities Investments - Equity Securities	666	—	410	256	5,388	—	4,144	1,244
Debt Securities Carried by EGL	147,009	954	—	147,963	34,233	87	26	34,294
Investment Funds	56,296	402	1,922	54,776	22,027	5,678	6	27,699
Total	$205,593	$1,366	$2,332	$204,627	$63,454	$5,765	$4,187	$65,032
Scheduled maturities of the Company's available-for-sale debt securities within the Securities Investments portfolio as of December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$391	$391	$204	$204
Due after one year through five years	1,231	1,241	1,602	1,591
Total	$1,622	$1,632	$1,806	$1,795
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2018.
Securities Investments - Debt Securities
Securities Investments - Debt Securities are classified as available-for-sale securities within Marketable Securities on the Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($28), ($38) and ($46) for the years ended December 31, 2018, 2017 and 2016, respectively.
Securities Investments - Equity Securities
Securities Investments - Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, beginning on January 1, 2018, on the Consolidated Statements of Operations. The Company

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

had net realized and unrealized gains (losses) of ($193), $64 and ($1,403) for the years ended December 31, 2018, 2017 and 2016, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills and municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of $546, ($865) and ($937) for the years ended December 31, 2018, 2017 and 2016, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 18 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($5,113), $4,088 and $2,128 for the years ended December 31, 2018, 2017 and 2016, respectively.
Certificates of Deposit
At December 31, 2018 and 2017, the Company held certificates of deposit of $100,000 and $63,527, respectively, with certain banks with original maturities of six months or less when purchased, which matured during the first quarter of 2019 and 2018, respectively.
Note 9 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 2.2 years, as of December 31, 2018, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2018 and 2017, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	December 31,
	2018		2017
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$22,349		$19,374
Securities Purchased Under Agreements to Resell	2,696	$2,701	10,645	$10,643
Total Assets	$25,045		$30,019
Liabilities
Securities Sold Under Agreements to Repurchase	$(25,075)	$(25,099)	$(30,027)	$(30,020)
Note 10 – Investments
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
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
ABS	$38,699	$39,894
Atalanta Sosnoff	13,291	13,963
Luminis	6,517	5,999
Total	$58,507	$59,856
ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC.  Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC are substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At December 31, 2018, the Company's economic ownership interest in ABS was 46%. This investment resulted in earnings of $7,565, $7,990 and $4,913 for the years ended December 31, 2018, 2017 and 2016, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At December 31, 2018, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $1,211, $493 and $574 for the years ended December 31, 2018, 2017 and 2016, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
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
Luminis
On January 1, 2017, the Company acquired a 19% interest in Luminis and accounted for its interest under the equity method of accounting. This investment resulted in earnings of $518 and $499 for the years ended December 31, 2018 and 2017, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $893, $1,505 and $3,533 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
In 2010, the Company made an investment accounted for under the equity method of accounting in G5. During the second quarter of 2017, following a sustained period of economic and political instability in Brazil and after concluding that the expected recovery in the M&A markets in Brazil would be delayed for the foreseeable future, G5 experienced a decline in previously forecasted advisory backlog and as such, management of G5 revised their revenue forecast. As a result, the Company performed an assessment of the carrying value of its equity interest in G5 for other-than-temporary impairment in accordance with ASC 323-10, "Investments - Equity Method and Joint Ventures." In determining the fair value of its investment, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations.
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
This investment resulted in earnings (losses) of ($144) and $1,154 for the years ended December 31, 2017 and 2016, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. See Note 5 and Debt Security Investment below for further information.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. See Note 5 for further information.
The Company recorded its investment in G5 as a held-to-maturity debt security of $10,995 within Investments on the Consolidated Statement of Financial Condition as of December 31, 2017, representing the fair value of the debentures at the date of the exchange. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company is accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. This investment had a balance of $9,717 as of December 31, 2018.

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
On December 31, 2014, ECP II was terminated. The Company's investment at December 31, 2018 of $795 is comprised of its remaining interest in the general partner, including $786 in cash and $9 in securities. In addition, as of December 31, 2017, Discovery Americas I, L.P. was fully distributed. On September 30, 2016, the Company completed the transfer of ownership and control of the Mexican Private Equity business Glisco Partners Inc. ("Glisco"), which is controlled by the principals of the business.
A summary of the Company's investments in the private equity funds as of December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
ECP II	$795	$833
Glisco II, Glisco III and Glisco IV	3,880	6,558
Trilantic IV and Trilantic V	5,125	6,421
Total Private Equity Funds	$9,800	$13,812
Net realized and unrealized gains (losses) on private equity fund investments were ($397), ($915) and $7,616 for the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018, Glisco II, Trilantic IV and Trilantic V made distributions of $2,059, $194 and $1,549, respectively. During the year ended December 31, 2017, Glisco II and Trilantic V made distributions of $2,106 and $2,311, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2018, there was no previously distributed carried interest received from the Company's managed funds that was subject to repayment.
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
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III ("GCP III") and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $5,445 and $8,730 included in its Consolidated Statements of Financial Condition at December 31, 2018 and 2017, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of December 31, 2018 and 2017 was $8,048 and $10,996, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A LP Units having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During 2018, $467 of this investment was allocated to Trilantic Fund V. From 2010 to 2017, $4,513 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $9,932 and $10,399 as of December 31, 2018 and 2017, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $582 was unfunded at December 31, 2018. The Company also has a $12,000 commitment to invest in Trilantic Fund VI, all of which was unfunded at December 31, 2018. The Company funded $2,200 of this commitment in January 2019.
Other Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $1,079 as of December 31, 2018 and 2017.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $1,609 and $2,172 as of December 31, 2018 and 2017, respectively.
Note 11 – Fair Value Measurements
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at December 31, 2018 and 2017 are based on prices provided by external pricing services.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$109,577	$62,801	$—	$172,378
Securities Investments(2)	6,232	1,982	—	8,214
Investment Funds	54,776	—	—	54,776
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,349	—	—	22,349
Total Assets Measured At Fair Value	$192,934	$64,783	$—	$257,717

	December 31, 2017
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$—	$44,648	$—	$44,648
Securities Investments(2)	4,336	1,795	—	6,131
Investment Funds	27,699	—	—	27,699
Financial Instruments Owned and Pledged as Collateral at Fair Value	19,374	—	—	19,374
Total Assets Measured At Fair Value	$51,409	$46,443	$—	$97,852

(1)
Includes $24,415 and $10,354 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2018 and 2017, respectively.

(2)
Includes $6,326 and $3,092 of treasury bills and notes and municipal bonds classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2018 and 2017, respectively.

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
The Company had no transfers between fair value levels during the years ended December 31, 2018 and 2017.
During the second quarter of 2017, the Company determined that the fair value of the Institutional Asset Management reporting unit was $14,401. The fair value of the reporting unit was estimated by utilizing both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. Goodwill is measured at fair value on a non-recurring basis as a Level III asset. See Note 5 for further information.
In addition, during the second quarter of 2017, the Company determined that the fair value of its former equity method investment in G5 was $11,555. The fair value of the investment was estimated by utilizing both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The equity method investment is measured at fair value on a non-recurring basis as a Level III asset. See Note 10 for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Statements of Financial Condition, are listed in the tables below.

		December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$759,849	$759,849	$—	$—	$759,849
Certificates of Deposit	100,000	—	100,000	—	100,000
Debt Security Investment	9,717	—	—	9,717	9,717
Securities Purchased Under Agreements to Resell	2,696	—	2,696	—	2,696
Receivables(1)	370,023	—	369,636	—	369,636
Contract Assets(2)	3,374	—	3,348	—	3,348
Receivable from Employees and Related Parties	23,836	—	23,836	—	23,836
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,948	$—	$37,948	$—	$37,948
Securities Sold Under Agreements to Repurchase	25,075	—	25,075	—	25,075
Payable to Employees and Related Parties	31,894	—	31,894	—	31,894
Notes Payable	168,612	—	166,555	—	166,555

		December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$596,141	$596,141	$—	$—	$596,141
Certificates of Deposit	63,527	—	63,527	—	63,527
Debt Security Investment	10,995	—	—	10,995	10,995
Securities Purchased Under Agreements to Resell	10,645	—	10,645	—	10,645
Accounts Receivable	184,993	—	184,993	—	184,993
Receivable from Employees and Related Parties	17,030	—	17,030	—	17,030
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$34,111	$—	$34,111	$—	$34,111
Securities Sold Under Agreements to Repurchase	30,027	—	30,027	—	30,027
Payable to Employees and Related Parties	31,167	—	31,167	—	31,167
Notes Payable	168,347	—	171,929	—	171,929
Subordinated Borrowings	6,799	—	6,859	—	6,859

(1)
Includes Accounts Receivable and Long-term receivables included in Other Assets on the Consolidated Statements of Financial Condition. The adoption of ASU 2016-01 in 2018 resulted in the Company prospectively including the fair value of its receivables that are due in excess of one year in the above table.

(2)	Includes current and long-term contract assets included in Other Current Assets and Other Assets on the Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 12 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2018	2017
Furniture and Equipment	$39,349	$31,715
Leasehold Improvements	91,597	72,199
Computer and Technology-related	39,617	34,943
Total	170,563	138,857
Less: Accumulated Depreciation and Amortization	(89,494)	(70,264)
Furniture, Equipment and Leasehold Improvements, Net	$81,069	$68,593
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $17,855, $15,026 and $13,160 for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the Company recognized Special Charges of $2,058 for the year ended December 31, 2018 related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York. See Note 6 for further information.
Note 13 – Notes Payable and Subordinated Borrowings
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2018, the Company was in compliance with all of these covenants.
The Company used $120,000 of the net proceeds from the Private Placement Notes to repay outstanding borrowings under the senior credit facility with Mizuho Bank, Ltd. ("Mizuho") on March 30, 2016 and used the remaining net proceeds for general corporate purposes.
Notes Payable is comprised of the following as of December 31, 2018 and 2017:

			Carrying Value(a)
			December 31,
Note	Maturity Date	Effective Annual Interest Rate	2018	2017
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,776	$37,684
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,466	66,356
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,542	47,493
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,828	16,814
Total			$168,612	$168,347

(a)	Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.

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
As of December 31, 2018, the future payments required on the Notes Payable, including principal and interest, were as follows:

2019	$8,937
2020	8,937
2021	46,010
2022	7,083
2023	72,331
Thereafter	75,844
Total	$219,142
Note 14 – Employee Benefit Plans
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
The Company made no contributions for the years ended December 31, 2018, 2017 and 2016.
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
The Evercore Europe Plan, for employees starting after July 2011, has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue. Evercore Europe has a minimum annualized contribution of 15.0% of an employee's salary. Employees are also eligible to contribute a percentage of their salary to the Evercore Europe Plan, however, any contribution made does not entitle them to a matching contribution from Evercore Europe.
The Company made contributions to the Evercore Europe Plan of $2,915, $3,145 and $3,524 for the years ended December 31, 2018, 2017 and 2016, respectively.
ISI U.K. Personal Pension Plan – For employees of ISI U.K., a personal pension plan is available for all employees to contribute a percentage of their salary. The Company contributed up to 5% of an employee's salary through March 2018; starting in April 2018, the Company will contribute up to 6% of an employee's salary. The Company made contributions to the ISI U.K. Personal Pension Plan of $137, $165 and $82 for the years ended December 31, 2018, 2017 and 2016, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 15 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on January 29, 2019, a quarterly cash dividend of $0.50 per share, to the holders of record of shares of Class A Shares as of February 22, 2019, which will be paid on March 8, 2019. During the year ended December 31, 2018, the Company declared and paid dividends of $1.90 per share, totaling $77,302, and accrued deferred cash dividends on unvested RSUs, totaling $12,288. During the year ended December 31, 2017, the Company declared and paid dividends of $1.42 per share, totaling $56,521, and accrued deferred cash dividends on unvested RSUs, totaling $9,815.
Treasury Stock – During the year ended December 31, 2018, the Company purchased 1,085 Class A Shares primarily from employees at values ranging from $79.47 to $115.30 per share (at an average cost per share of $99.64), primarily for the net settlement of stock-based compensation awards, and 2,021 Class A Shares at market values ranging from $80.05 to $112.30 per share (at an average cost per share of $89.81) pursuant to the Company's share repurchase program. The aggregate 3,106 Class A Shares were purchased at an average cost per share of $93.24 and the result of these purchases was an increase in Treasury Stock of $289,681 on the Company's Consolidated Statement of Financial Condition as of December 31, 2018. During the year ended December 31, 2017, the Company purchased 1,159 Class A Shares primarily from employees at values ranging from $50.90 to $90.50 per share (at an average cost per share of $77.95), primarily for the net settlement of stock-based compensation awards, and 2,757 Class A Shares at market values ranging from $67.37 to $78.81 per share (at an average cost per share of $73.75) pursuant to the Company's share repurchase program. The aggregate 3,916 Class A Shares were purchased at an average cost per share of $74.99 and the result of these purchases was an increase in Treasury Stock of $293,753 on the Company's Consolidated Statement of Financial Condition as of December 31, 2017.
LP Units – During the year ended December 31, 2018, 1,182 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $12 and $46,583, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2018. See Note 21 for further discussion. During the year ended December 31, 2017, 1,213 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $12 and $44,729, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2017.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2018, Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($3,525) and ($26,909), respectively.
The application of ASU 2016-01 resulted in the reclassification of $2,229 of cumulative unrealized losses, net of tax, on Marketable Securities in Accumulated Other Comprehensive Income (Loss) to Retained Earnings on the Consolidated Statement of Financial Condition as of January 1, 2018. See Note 3 for further information.
The G5 transaction resulted in the reclassification of $16,266 of cumulative foreign currency translation losses in Accumulated Other Comprehensive Income (Loss) on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2017. See Note 5 for further information.
Note 16 – Noncontrolling Interest
Noncontrolling Interest recorded in the consolidated financial statements of the Company relates to the following approximate interests in certain consolidated subsidiaries, which are not owned by the Company:

	December 31,
	2018	2017	2016
Subsidiary:
Evercore LP	11%	12%	14%
EWM(1)	43%	42%	42%
PCA(1)	24%	25%	39%
(1) Noncontrolling Interests represent a blended rate for multiple classes of interests.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Beginning balance	$252,404	$256,033	$202,664

Comprehensive Income (Loss):
Net Income Attributable to Noncontrolling Interest	65,611	53,753	40,984
Other Comprehensive Income (Loss)	(203)	3,375	(3,737)
Total Comprehensive Income	65,408	57,128	37,247

Evercore LP Units Purchased or Converted into Class A Shares	(46,594)	(47,263)	(16,480)

Amortization and Vesting of LP Units/Interests	19,860	14,922	81,392

Other Items:
Distributions to Noncontrolling Interests	(41,413)	(36,374)	(38,154)
Issuance of Noncontrolling Interest	1,165	8,460	885
Purchase of Noncontrolling Interest	(1,011)	(281)	(5,225)
Deconsolidation of GCP III	—	—	(5,808)
Other, net	—	(221)	(488)
Total Other Items	(41,259)	(28,416)	(48,790)

Ending balance	$249,819	$252,404	$256,033
Other Comprehensive Income - Other Comprehensive Income (Loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($43), $75 and ($699) for the years ended December 31, 2018, 2017 and 2016, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($160), $3,300 and ($3,038) for the years ended December 31, 2018, 2017 and 2016, respectively.
Interests Issued - During 2018, in conjunction with the establishment of the RECA business, certain employees of that business purchased interests, at fair value, in PCA, resulting in an increase to Noncontrolling Interest of $770 on the Company's Consolidated Statement of Financial Condition as of December 31, 2018. See Note 5 for further information.
During the year ended December 31, 2017, the Company issued 112 Class A LP Units primarily as settlement of contingent consideration, resulting in an increase to Noncontrolling Interest of $8,460 on the Company's Consolidated Statement of Financial Condition as of December 31, 2017.
Interests Purchased - On March 29, 2018, the Company purchased, at fair value, an additional 15% of PCA for $25,525. On March 3, 2017, the Company purchased, at fair value, an additional 13% of PCA for $7,071, and on December 11, 2017, the Company purchased, at fair value, an additional 1% of PCA for $1,429. These purchases resulted in a decrease to Noncontrolling Interest of $298 and $281 and a decrease to Additional Paid-In-Capital of $25,227 and $8,219, on the Company's Consolidated Statements of Financial Condition as of December 31, 2018 and 2017, respectively.
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
In addition, LP Units were exchanged for Class A Shares during the years ended December 31, 2018, 2017 and 2016. See Note 15 for further information.
On January 29, 2016, the Company purchased, at fair value, all of the noncontrolling interest in ECB for $6,482, resulting in a decrease to Noncontrolling Interest of $5,225 and a decrease to Additional Paid-In-Capital of $1,257 on the Company's Consolidated Statement of Financial Condition as of December 31, 2016.
GCP III - On July 19, 2016, the Company and the principals of its Mexican Private Equity business entered into an agreement to transfer ownership of its Mexican Private Equity business and related entities to Glisco. Upon the closing of this transaction, which occurred on September 30, 2016, the Company deconsolidated the noncontrolling interest in GCP III of $5,808.
Note 17 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the years ended December 31, 2018, 2017 and 2016 are described and presented below.

	For the Years Ended December 31,
	2018	2017	2016
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$377,240	$125,454	$107,528
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,595	39,641	39,220
Basic net income per share attributable to Evercore Inc. common shareholders	$9.29	$3.16	$2.74
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$377,240	$125,454	$107,528
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$377,240	$125,454	$107,528
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,595	39,641	39,220
Assumed exchange of LP Units for Class A Shares(a)(b)	1,378	842	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,906	2,719	2,065
Shares that are contingently issuable(c)	400	1,624	2,908
Diluted weighted average Class A Shares outstanding	45,279	44,826	44,193
Diluted net income per share attributable to Evercore Inc. common shareholders	$8.33	$2.80	$2.43

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(a)
The Company has outstanding Class J LP Units, which convert into Class E LP Units and ultimately become exchangeable into Class A Shares on a one-for-one basis. During the years ended December 31, 2018 and 2017, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

(b)
The Company also has outstanding Class A and E LP Units in Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the years ended December 31, 2018, 2017 and 2016, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,075, 5,920 and 6,397 for the years ended December 31, 2018, 2017 and 2016, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $46,060, $28,186 and $18,196 for the years ended December 31, 2018, 2017 and 2016, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

(c)
The Company previously had outstanding Class G and H LP Interests which were contingently exchangeable into Class E LP Units, and ultimately Class A Shares, and has outstanding Class I-P Units which are contingently exchangeable into Class I LP Units, and ultimately Class A Shares, and outstanding Class K-P Units which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. In July 2017, the Company exchanged all of the outstanding Class H LP Interests for a number of Class J LP Units. As of December 31, 2017, all of the Class G LP Interests either converted into Class E LP Units or were forfeited pursuant to their performance terms. See Note 18 for further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class G and H LP Interests and Class I-P and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Interests/Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 400, 1,624 and 2,908 for the years ended December 31, 2018, 2017 and 2016, respectively.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of the Company. The shares of Class B common stock do not share in the earnings of the Company and no earnings are allocable to such class. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.
Note 18 – Share-Based and Other Deferred Compensation
LP Units
Equities business - In conjunction with the acquisition of the operating businesses of ISI in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that vested ratably on October 31, 2015, 2016 and 2017 and became exchangeable into Class A Shares upon vesting, subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $17,962 and $21,077 for the years ended December 31, 2017 and 2016, respectively. The Class E LP Units were fully expensed at December 31, 2017.
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
In July 2017, the Company exchanged all of the outstanding 4,148 Class H LP Interests for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units convert into an equal amount of Class E LP Units, and become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company is expensing the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $15,054 and $6,020 for the years ended December 31, 2018 and 2017, respectively.
On February 15, 2019, 632 Class J LP Units vested and were converted to an equal amount of Class E LP Units.
Based on Evercore ISI's results for the year ended December 31, 2017, as well as the Company's revised outlook for the Evercore ISI business, the Company determined that the achievement of the remaining performance thresholds for certain of the Class G LP Interests was no longer probable at December 31, 2017. Prior to the exchange into Class J LP Units in 2017, the Company had determined that the achievement of the remaining performance thresholds for certain of the Class H LP Interests was probable at June 30, 2017, but at a lower assumed performance level than previously determined. These determinations resulted in previously recognized expense of $26,224 for certain of the Class G and H LP Interests being reversed during the first quarter of 2017. The determination assumed a Management Basis EBIT margin of 11.7% and an annual Management Basis EBIT of $26,904 being achieved in 2017 and a Management Basis EBIT margin of 14.0% and an annual Management Basis EBIT of $34,357 being achieved in 2018 and 2019 for Evercore ISI, which would have resulted in 2,005 Class H LP Interests vesting and becoming exchangeable into Class E LP Units. Accordingly, $12,897 of expense was reversed for the year ended December 31, 2017 for the Class G and H LP Interests.
For the year ended December 31, 2016, the Company had determined that the achievement of certain of the remaining performance thresholds for the Class G and H LP Interests was probable and assumed a Management Basis EBIT margin of 16.1% and an annual Management Basis EBIT of $39,634 being achieved over the performance period for Evercore ISI. Accordingly, $59,357 of expense was recorded for the year ended December 31, 2016 for the Class G and H LP Interests.
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
The following table summarizes activity related to the LP Units for the Company's equities business during the year ended December 31, 2018. In this table, awards whose service conditions have not yet been achieved are reflected as unvested:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	Class J LP Units
	Number of Units	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2018	1,897	$36,272
Granted	—	—
Modified	—	—
Forfeited	—	—
Vested	(632)	(12,091)
Unvested Balance at December 31, 2018	1,265	$24,181
Other Performance-based Awards - In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Executive Chairman. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $4,619 for the years ended December 31, 2018 and 2017 and $544 for the year ended December 31, 2016.
In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. An additional 16 Class K-P Units may be issued contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. The Company determined the fair value of the award probable to vest to be $5,000 and records expense for these units over the service period. Compensation expense related to this award was $1,200 and $197 for the years ended December 31, 2018 and 2017, respectively.
As of December 31, 2018, the total compensation cost not yet recognized related to the Class J LP Units, I-P and K-P Units, including awards which are subject to performance conditions, was $33,034. The weighted-average period over which this compensation cost is expected to be recognized is 19 months.
Stock Incentive Plan
In 2006 the Company's stockholders and board of directors adopted the Evercore Inc. 2006 Stock Incentive Plan. The total number of Class A Shares which could be issued under this plan was 20,000. During the second quarter of 2013, the Company's stockholders approved the Amended and Restated 2006 Evercore Inc. Stock Incentive Plan (the "2006 Plan"). The amended and restated plan, among other things, authorized an additional 5,000 shares of the Company's Class A Shares.
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 5,349 and 7,247 as of December 31, 2018 and 2017, respectively.
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
The Company had 77 RSUs which were fully vested but not delivered as of December 31, 2018.
Equity Grants
2018 Equity Grants. During 2018, pursuant to the 2016 Plan, the Company granted employees 1,968 RSUs that are Service-based Awards. Service-based Awards granted during 2018 had grant date fair values of $81.84 to $114.80 per share. During 2018, 2,523 Service-based Awards vested and 70 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $171,354 for the year ended December 31, 2018.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2018:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2018	7,035	$437,021
Granted	1,968	186,964
Modified	—	—
Forfeited	(70)	(5,394)
Vested	(2,523)	(149,686)
Unvested Balance at December 31, 2018	6,410	$468,905
As of December 31, 2018, the total compensation cost related to unvested Service-based Awards not yet recognized was $267,579. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 25 months.
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
Deferred Cash
The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to a notional investment portfolio and vests ratably over four years and requires payment upon vesting. The Company granted $82,592, $3,750 and $41,147 of deferred cash awards pursuant to the deferred cash compensation program during the years ended December 31, 2018, 2017 and 2016, respectively.
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
Compensation expense related to deferred cash awards was $58,430, $24,677 and $15,504 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the total compensation cost related to deferred cash awards not yet recognized was $111,800. The weighted-average period over which this compensation cost is expected to be recognized is 30 months.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 (the "2013 Long-term Incentive Plan") and January 1, 2017 (the "2017 Long-term Incentive Plan"). These awards, which aggregate $19,489 of current liabilities and $65,406 of long-term liabilities, on the Consolidated Statement of Financial Condition as of December 31, 2018, are due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2017, 2018 and 2019 (for the 2013 Long-term Incentive Plan) and in the first quarter of 2021, 2022 and 2023 (for the 2017 Long-term Incentive Plan), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $42,745, $31,923 and $35,258 for the years ended December 31, 2018, 2017 and 2016, respectively. In conjunction with this plan, the Company distributed cash payments of $4,532 and $34,157 during the years ended December 31, 2018 and 2017, respectively.
The performance period for the 2013 Long-term Incentive Plan ended on December 31, 2016. As of December 31, 2018, for the 2013 Long-term Incentive Plan, the total remaining expense to be accrued for this plan over the future vesting period ending January 31, 2019 is $191. The performance period for the 2017 Long-term Incentive Plan ends on December 31, 2020. As of December 31, 2018, for the 2017 Long-term Incentive Plan, based on the Company's current assessment of the probability of the level of benchmarks being achieved, the total remaining expense to be accrued for this plan over the future vesting period ending January 31, 2023 is $93,939.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $17,971, $20,969 and $19,625 for the years ended December 31, 2018, 2017 and 2016, respectively. The remaining unamortized amount of these awards was $36,464 as of December 31, 2018.
Other
The total income tax benefit related to share-based compensation arrangements recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 was $39,958, $53,402 and $44,209, respectively. The benefit for 2017 does not reflect the impact of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. See Note 21 for further information.
During the first quarter of 2019, as part of the 2018 bonus awards, the Company granted to certain employees approximately 2,400 unvested RSUs pursuant to the 2016 Plan. These awards will generally vest over four years. In addition, during the first quarter of 2019, the Company granted approximately $93,000 of deferred cash to certain employees which is pursuant to the deferred cash compensation program. These awards will generally be expensed over a four-year vesting period.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Separation and Transition Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $9,420, $6,655 and $6,820 for the years ended December 31, 2018, 2017 and 2016, respectively. In conjunction with these arrangements, the Company distributed cash payments of $8,565, $2,914 and $3,622 for the years ended December 31, 2018, 2017 and 2016, respectively. The Company also granted separation and transition benefits to certain employees, resulting in expense included in Special Charges of approximately $2,024 and $3,930 for the years ended December 31, 2018 and 2017, respectively. See Note 6 for further information.
Note 19 – Commitments and Contingencies
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2034. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $43,893, $39,485 and $33,405 for the years ended December 31, 2018, 2017 and 2016, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $5,502 and $5,398, which are secured by cash and included in Other Assets on the Consolidated Statements of Financial Condition as of December 31, 2018 and 2017, respectively.
The Company has entered into various operating leases for the use of certain office equipment. Rental expense for office equipment totaled $3,338, $2,394 and $2,449 for the years ended December 31, 2018, 2017 and 2016, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Consolidated Statements of Operations.
On July 1, 2018, the Company entered into a new lease agreement for office space at its headquarters at 55 East 52nd St., New York, New York. Under the terms of the agreement, the Company committed to extend the lease term for its current space and add space on up to seven additional floors, three of which commenced as of the lease’s effective date. The Company anticipates it will take possession of the remainder of these floors over the next five years. When all floors have commenced, the Company will have approximately 350,000 square feet of space at this location. The lease term for all current and prospective space will end on June 30, 2034.
As of December 31, 2018, the approximate aggregate minimum future payments required on the operating leases, net of rent abatement and certain other rent credits, are as follows:

2019	$36,537
2020	39,059
2021	39,561
2022	39,585
2023	27,564
Thereafter	403,450
Total	$585,756
Private Equity – As of December 31, 2018, the Company had unfunded commitments for capital contributions of $15,244 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
On February 11, 2010, the Company announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic and to collaborate on the future growth of Trilantic's business. See Note 10 for further information.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company was in compliance with these covenants as of December 31, 2018. Drawings under this facility

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

bear interest at the prime rate. On January 2, 2018, East drew down $30,000 on this facility, which was repaid on March 2, 2018. The facility was most recently renewed on June 21, 2018, and the maturity date was extended to June 21, 2019.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10,175 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.

Tax Receivable Agreement – As of December 31, 2018, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $103,572. The Company expects to pay to the counterparties to the Tax Receivable Agreement $9,161 within one year or less, $19,304 in one to three years, $20,002 in three to five years and $55,105 after five years.
Other Commitments – In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. At December 31, 2018, the Company had a remaining commitment for contingent consideration related to its acquisition of Kuna & Co. KG in 2015.
The Company also had a commitment at December 31, 2018 for contingent consideration related to an arrangement with the former employer of certain RECA employees. See Note 5 for further information.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2018	2017	2016
Cash and Cash Equivalents	$790,590	$609,587	$558,524
Restricted Cash included in Other Assets	9,506	7,798	17,113
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$800,096	$617,385	$575,637
Restricted Cash included in Other Assets on the Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Foreign Exchange – On occasion, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of December 31, 2018.
The Company entered into foreign currency exchange forward contracts to sell 3.8 billion Japanese yen for $35,598 during the first quarter of 2019 as an economic hedge against the exchange rate risk for Japanese yen denominated accounts receivable in EGL.
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
Beginning in November 2016, several putative class actions were filed, and thereafter consolidated, in the U.S. District Court for the Eastern District of Texas relating to Adeptus Health Inc.'s ("Adeptus") June 2014 initial public offering and May 2015, July 2015 and June 2016 secondary offerings. Among others, the defendants included Adeptus and the underwriters in the offerings, including EGL. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy and was subsequently removed as a defendant. On November 21, 2017, plaintiffs filed a consolidated complaint that alleged as to the underwriters' violations of the Securities Act of 1933 in connection with the four offerings. The defendants filed motions to dismiss on February 5, 2018. On September 12, 2018, the defendants' motions to dismiss were granted as to the claims relating to the initial public offering and May 2015 secondary offering, but denied as to the claims relating to the July 2015 and June 2016 secondary offerings. EGL underwrote approximately 294 shares of common stock in the July 2015 secondary offering, representing an aggregate offering price of approximately $30.8 million, but did not underwrite any shares in the June 2016 secondary offering. On September 25, 2018, the plaintiffs filed an amended complaint relating to the July 2015 and June 2016 secondary offerings. On December 7, 2018, the plaintiffs filed a motion for class certification and the defendants filed an opposition to the motion on February 8, 2019.
Note 20 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of December 31, 2018 and 2017 was $331,097 and $238,588, respectively, which exceeded the minimum net capital requirement by $330,847 and $238,338, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2018.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of December 31, 2018.
Note 21 – Income Taxes
As a result of the Company's formation and initial public offering, collectively referred to as the reorganization, the operating business entities of the Company were restructured and a portion of the Company's income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2018 and 2017 were $33,621 and $16,494, respectively.
On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available or computed analysis in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The Company recognized a provisional tax impact related to the re-measurement of net deferred tax assets, the write down of other comprehensive income related to certain foreign subsidiaries, the valuation allowance and effects of the mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries within its consolidated financial statements for the year ended December 31, 2017. During 2018, the Company finalized the provisional tax impact.
Additionally, the Company expects to recognize the income tax effects associated with the new global intangible low-taxed income ("GILTI") provisions in the period incurred. For the year ended December 31, 2018, no additional income tax expense associated with the GILTI provisions has been reported and it is not expected to be material to the Company’s effective tax rate for the year.
The following table presents the U.S. and non-U.S. components of Income before income tax expense:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2018	2017	2016
U.S.	$449,171	$379,407	$204,920
Non-U.S.	36,589	4,489	21,911
Income before Income Tax Expense(a)	$485,760	$383,896	$226,831

(a)	Net of Noncontrolling Interest.
The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 consist of:

	For the Years Ended December 31,
	2018	2017	2016
Current:
Federal	$80,690	$85,371	$79,596
Foreign	7,360	9,796	10,832
State and Local	24,451	14,955	18,832
Total Current	112,501	110,122	109,260
Deferred:
Federal	(4,771)	150,800	11,510
Foreign	(61)	(3,464)	(1,439)
State and Local	851	984	(28)
Total Deferred	(3,981)	148,320	10,043
Total	$108,520	$258,442	$119,303
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	21.0%	35.0%	35.0%
Increase Due to State and Local Taxes	3.6%	3.1%	4.8%
Rate Benefits as a Limited Liability Company/Flow Through	(2.6)%	(2.3)%	(5.9)%
Foreign Taxes	0.2%	(1.1)%	0.7%
Non-Deductible Expenses(1)	1.2%	1.6%	9.9%
ASU 2016-09 Benefit for Stock Compensation	(4.2)%	(5.5)%	—%
Tax Cuts and Jobs Act - Reduction to Tax Receivable Agreement Liability	—%	(5.6)%	—%
Tax Cuts and Jobs Act - Primarily Related to the Re-measurement of Net Deferred Tax Assets	0.1%	32.7%	—%
Valuation Allowances	0.3%	1.1%	—%
Other Adjustments	0.1%	0.1%	—%
Effective Income Tax Rate	19.7%	59.1%	44.5%

(1)	Primarily related to non-deductible share-based compensation expense.
In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in 2018 and in future years, the Company's tax provision for 2017 includes a charge of $143,261, resulting from the estimated re-measurement of net deferred tax assets, which relates principally to temporary differences between book and tax, primarily related to the step-up in basis associated with the exchange of partnership units, deferred compensation, amortization of goodwill and intangible assets and depreciation of fixed assets and leasehold improvements, as well as the write-down of foreign currency related deferred tax assets. This charge, as well as the reduction in the liability for amounts due pursuant to the Company's tax receivable agreement, resulted in an increase in the effective tax rate of 27.1 percentage points for 2017. During 2018, the

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Company finalized the provisional tax impact of the Tax Cuts and Jobs Act resulting in an additional charge of $399, primarily related to the re-measurement of net deferred tax assets. In conjunction with the enactment of the Tax Cuts and Jobs Act, the Company's effective tax rate for the year ended December 31, 2018 was reduced by 12.3 percentage points before the impact of ASU 2016-09. The effective tax rate for the years ended December 31, 2018 and 2017 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price be reflected in income tax expense. The application of ASU 2016-09 resulted in excess tax benefits from the delivery of Class A Shares under share-based payment arrangements of $23,350 and $24,003 being recognized in the Company's Provision for Income Taxes for the years ended December 31, 2018 and 2017, respectively, and resulted in a reduction in the effective tax rate of 4.2 and 5.5 percentage points for the years ended December 31, 2018 and 2017, respectively. The effective tax rate for 2018 and 2017 also reflects the effect of certain nondeductible expenses, including expenses related to Class E, J, I-P and K-P LP Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments. In addition, the effective tax rate for the year ended December 31, 2017 was impacted by a valuation allowance on deferred tax assets related to Evercore Brazil.
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
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred Tax Assets:
Depreciation and Amortization	$33,738	$26,319
Compensation and Benefits	61,541	46,697
Step up in tax basis due to the exchange of LP Units for Class A Shares(1)	111,108	106,360
Step up in tax basis due to the exchange of LP Units for Class A Shares(2)	37,079	25,883
Other	24,720	20,282
Total Deferred Tax Assets	$268,186	$225,541
Deferred Tax Liabilities:
Goodwill, Intangible Assets and Other	$18,873	$20,241
Total Deferred Tax Liabilities	$18,873	$20,241
Net Deferred Tax Assets Before Valuation Allowance	$249,313	$205,300
Valuation Allowance	(8,221)	(6,406)
Net Deferred Tax Assets	$241,092	$198,894

(1)	Step-up in the tax basis associated with the exchange of LP Units for holders which have a tax receivable agreement.

(2)	Step-up in the tax basis associated with the exchange of LP Units for holders which do not have a tax receivable agreement.
The $42,198 increase in net deferred tax assets from December 31, 2017 to December 31, 2018 was primarily attributable to the $14,844 increase in compensation and benefits, as well as the step-up in basis of the tangible and intangible assets of Evercore LP, as discussed below.
During 2018, the LP holders exchanged for Class A Shares and the Company purchased 1,182 Class A and Class E LP Units, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. The exchange of Class E and certain Class A LP Units resulted in a $13,973 step-up in the tax basis of the tangible and intangible assets of Evercore LP and a corresponding increase to Additional Paid-In-Capital on the Company's Consolidated Statement of Financial Condition as of December 31, 2018. Further, the exchange of 551 of such Class A LP Units triggered an additional liability under the tax receivable

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

agreement that was entered into in 2006 between the Company and the LP Unit holders. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $15,526, $13,197 and $2,329, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2018. See Note 15 for further discussion.
The Company reported an increase in deferred tax assets of $86 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $439 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2018. The Company reported a decrease in deferred tax assets of $207 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $4,046 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2017.
The Company's affiliates generated approximately $6,581 of NYC unincorporated business tax credit carryforwards; a portion were set to expire in the 2018 tax year. Management has weighed both the positive and negative evidence and determined that it was appropriate to establish a valuation allowance of $3,249, on the amount of credits that are not expected to be realized.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company did not recognize any interest and penalties during the years ended December 31, 2018 and 2017. The Company had no unrecognized tax benefits from January 1, 2016 through December 31, 2018.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company and its affiliates are currently under examination by New York City for tax years 2011 through 2014. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2014.
Note 22 – Concentrations of Credit Risk
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
As of December 31, 2018, the Company has securities purchased under agreements to resell of $2,696 for which the Company has received collateral with a fair value of $2,701. Additionally, the Company has securities sold under agreements to repurchase of $25,075, for which the Company has pledged collateral with a fair value of $25,099. The Company has established risk management procedures to monitor the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to provide coverage for probable losses from customer receivables and derives the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

At December 31, 2018 and 2017 total receivables amounted to $309,075 and $184,993, respectively, net of an allowance, and total receivables recorded in Other Assets amounted to $60,948 and $34,008, respectively. The Company recorded bad debt expense of approximately $3,365, $2,579 and $2,261 for the years ended December 31, 2018, 2017 and 2016, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2018, total contract assets recorded in Other Current Assets and Other Assets amounted to $2,833 and $541, respectively.
With respect to the Company's Marketable Securities portfolio, which is comprised of highly-rated corporate and municipal bonds, exchange-traded funds, mutual funds and equity securities, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2018, the Company had Marketable Securities of $204,627, of which 73% were corporate and municipal securities, primarily with S&P ratings ranging from AAA to BB+, and 27% were equity securities, exchange-traded funds and mutual funds.
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards, which include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. See Note 18 for further information.
Note 23 – Segment Operating Results
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
The Company's segment information for the years ended December 31, 2018, 2017 and 2016 is prepared using the following methodology:

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
Other Revenue, net, included in each segment's Net Revenues includes income (losses) earned on marketable securities, including our investment funds which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on the Company’s debt security investment in G5, as well as adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company. Other Revenue, net, also includes interest expense associated with the Company’s Notes Payable, subordinated borrowings and lines of credit, as well as revenue and expenses associated with repurchase or resale transactions.
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

•
Special Charges - Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K. and separation benefits and related charges associated with the Company's businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York. Expenses in 2017 related to the impairment of goodwill in the Company's Institutional Asset Management reporting unit, the impairment of the Company's former equity method investment in G5, and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC. Expenses in 2016 related to an impairment charge associated with the Company's investment in Atalanta Sosnoff.

•
Acquisition and Transition Costs - Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services. Expenses in 2016 also include the reversal of a provision for certain settlements in 2016, which was previously established in the fourth quarter of 2015.

•
Fair Value of Contingent Consideration - Includes expense, or the reversal of expense, associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company's acquisitions.

•	Intangible Asset and Other Amortization - Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2018	2017	2016
Investment Banking
Net Revenues(1)	$2,012,023	$1,634,268	$1,363,859
Operating Expenses	1,448,301	1,175,927	1,020,327
Other Expenses(2)	30,366	35,810	92,172
Operating Income	533,356	422,531	251,360
Income from Equity Method Investments	518	277	1,370
Pre-Tax Income	$533,874	$422,808	$252,730
Identifiable Segment Assets	$1,923,783	$1,294,103	$1,302,351
Investment Management
Net Revenues(1)	$52,682	$70,081	$76,193
Operating Expenses	43,940	51,646	57,379
Other Expenses(2)	21	12,155	9,000
Operating Income	8,721	6,280	9,814
Income from Equity Method Investments	8,776	8,561	5,271
Pre-Tax Income	$17,497	$14,841	$15,085
Identifiable Segment Assets	$201,884	$290,783	$359,995
Total
Net Revenues(1)	$2,064,705	$1,704,349	$1,440,052
Operating Expenses	1,492,241	1,227,573	1,077,706
Other Expenses(2)	30,387	47,965	101,172
Operating Income	542,077	428,811	261,174
Income from Equity Method Investments	9,294	8,838	6,641
Pre-Tax Income	$551,371	$437,649	$267,815
Identifiable Segment Assets	$2,125,667	$1,584,886	$1,662,346

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2018	2017	2016
Investment Banking(A)	$(3,156)	$58,399	$(147)
Investment Management(B)	4,436	10,433	12,789
Total Other Revenue, net	$1,280	$68,832	$12,642

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and lines of credit of $9,201, $9,960 and $9,578 for the years ended December 31, 2018, 2017 and 2016, respectively, and includes an estimated gain of $77,535 related to a reduction in the liability for amounts due pursuant to the tax receivable agreement and a loss of $16,266 related to the release of cumulative foreign exchange losses resulting from the restructuring of the Company's former equity method investment in G5 for the year ended December 31, 2017. Also includes ($701) and $92 of principal trading gains (losses) for the years ended December 31, 2017 and 2016, respectively, to conform to the current presentation.

(B)
Investment Management Other Revenue, net, includes interest expense on the Notes Payable and lines of credit of $670 for the year ended December 31, 2016, and includes a gain of $7,808 related to the sale of the Institutional Trust and Independent Fiduciary business of ETC for the year ended December 31, 2017. Also includes $2,037 and $12,403 of net realized and unrealized gains on private equity investments for the years ended December 31, 2017 and 2016, respectively, to conform to the current presentation.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(2)	Other Expenses are as follows:

	For the Years Ended December 31,
	2018	2017	2016
Investment Banking
Amortization of LP Units / Interests and Certain Other Awards	$15,241	$11,444	$80,846
Special Charges	5,012	14,400	—
Acquisition and Transition Costs	—	555	(692)
Fair Value of Contingent Consideration	1,485	—	1,107
Intangible Asset and Other Amortization	8,628	9,411	10,911
Total Investment Banking	30,366	35,810	92,172
Investment Management
Special Charges	—	11,037	8,100
Acquisition and Transition Costs	21	1,118	791
Intangible Asset and Other Amortization	—	—	109
Total Investment Management	21	12,155	9,000
Total Other Expenses	$30,387	$47,965	$101,172
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Years Ended December 31,
	2018	2017	2016
Net Revenues:(1)
United States	$1,591,883	$1,199,231	$1,057,633
Europe and Other	438,602	422,271	337,957
Latin America	32,940	14,015	31,820
Total	$2,063,425	$1,635,517	$1,427,410
(1) Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	December 31,
	2018	2017
Total Assets:
United States	$1,757,589	$1,284,163
Europe and Other	298,917	234,984
Latin America	69,161	65,739
Total	$2,125,667	$1,584,886

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 24 – Evercore Inc. (Parent Company Only) Financial Statements
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2018	2017
ASSETS
Equity Investment in Subsidiary	$824,239	$612,453
Deferred Tax Assets	223,936	180,487
Goodwill	15,236	15,236
Other Assets	—	9,689
TOTAL ASSETS	$1,063,411	$817,865
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Payable to Related Party	$9,161	$12,821
Taxes Payable	30,749	—
Other Current Liabilities	2,358	2,358
Total Current Liabilities	42,268	15,179
Amounts Due Pursuant to Tax Receivable Agreements	94,411	90,375
Long-term Debt - Notes Payable	168,612	168,347
TOTAL LIABILITIES	305,291	273,901
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 65,872,014 and 62,119,904 issued at December 31, 2018 and 2017, respectively, and 39,748,576 and 39,102,154 outstanding at December 31, 2018 and 2017, respectively)	659	621
Class B, par value $0.01 per share (1,000,000 shares authorized, 86 and 82 issued and outstanding at December 31, 2018 and 2017, respectively)	—	—
Additional Paid-In-Capital	1,818,100	1,600,699
Accumulated Other Comprehensive Income (Loss)	(30,434)	(31,411)
Retained Earnings	364,882	79,461
Treasury Stock at Cost (26,123,438 and 23,017,750 shares at December 31, 2018 and 2017, respectively)	(1,395,087)	(1,105,406)
TOTAL STOCKHOLDERS' EQUITY	758,120	543,964
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,063,411	$817,865

See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017	2016
REVENUES
Other Revenue, Including Interest and Investments	$9,202	$86,784	$8,385
TOTAL REVENUES	9,202	86,784	8,385
Interest Expense	9,202	9,249	8,385
NET REVENUES	—	77,535	—
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	—	77,535	—
Equity in Income of Subsidiary	473,978	287,440	209,841
Provision for Income Taxes	96,738	239,521	102,313
NET INCOME	$377,240	$125,454	$107,528
See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$377,240	$125,454	$107,528
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Undistributed Income of Subsidiary	(473,978)	(209,905)	(209,841)
Adjustment to Tax Receivable Agreement	—	(77,535)	—
Deferred Taxes	(5,311)	153,344	12,453
Accretion on Long-term Debt	265	250	180
(Increase) Decrease in Operating Assets:
Other Assets	9,689	(9,689)	—
Increase (Decrease) in Operating Liabilities:
Taxes Payable	30,749	(21,341)	6,580
Net Cash Provided by (Used in) Operating Activities	(61,346)	(39,422)	(83,100)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	138,648	95,943	84,658
Net Cash Provided by Investing Activities	138,648	95,943	84,658
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Notes Payable - Mizuho	—	—	(120,000)
Issuance of Notes Payable	—	—	170,000
Dividends	(77,302)	(56,521)	(51,558)
Net Cash Provided by (Used in) Financing Activities	(77,302)	(56,521)	(1,558)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of Year	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of Year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Accrued Dividends	$12,288	$9,815	$7,836
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
Equity Investment in Subsidiary and Equity in Income of Subsidiary. Equity Investment in Subsidiary includes the Company's receivable from Evercore LP for senior notes owed by Evercore LP to the Company having similar terms as described below in Note D – issuance of Notes Payable. The Equity in Income of Subsidiary represents the Company's share of income from Evercore LP.
Note C – Stockholders' Equity
The Company is authorized to issue 1,000,000 shares of Class A common stock ("Class A Shares"), par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2018, the Company has issued 65,872 Class A Shares. The Company canceled one share of Class B common stock, which was held by a limited partner of Evercore LP during the twelve months ended December 31, 2018. During 2018, the Company purchased 1,085 Class A Shares primarily from employees at values ranging from $79.47 to $115.30 per share primarily for the net settlement of stock-based compensation awards and 2,021 Class A Shares at market values ranging from $80.05 to $112.30 per share pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $289,681 on the Company's Statement of Financial Condition as of December 31, 2018. During the year ended December 31, 2018, the Company declared and paid dividends of $1.90 per share, totaling $77,302, which were wholly funded by the Company's sole subsidiary, Evercore LP, and accrued deferred cash dividends on unvested RSUs, totaling $12,288. Dividends are paid and treasury shares are repurchased by a subsidiary of Evercore Inc.
As discussed in Note 18 to the consolidated financial statements, both the Evercore LP partnership units and restricted stock units are exchangeable into Class A Shares on a one-for-one basis once vested.
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
Note E – Commitments and Contingencies
As of December 31, 2018, as discussed in Note 13 to the consolidated financial statements, the Company estimates the contractual obligations related to the Private Placement Notes to be $219,142. Pursuant to the Private Placement Notes, we expect to make payments to the notes' holders of $8,937 within one year or less, $54,947 in one to three years, $79,414 in three to five years and $75,844 after five years.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2018, as discussed in Note 19 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $103,572. The company expects to pay to the counterparties to the Tax Receivable Agreement $9,161 within one year or less, $19,304 in one to three years, $20,002 in three to five years and $55,105 after five years.

SUPPLEMENTAL FINANCIAL INFORMATION
(dollars in thousands, except per share data)
Consolidated Quarterly Results of Operations (unaudited)
The following represents the Company's unaudited quarterly results for the years ended December 31, 2018 and 2017. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net Revenues	$771,406	$381,259	$448,477	$463,563
Total Expenses	521,200	306,719	343,695	351,014
Income Before Income from Equity Method Investments and Income Taxes	250,206	74,540	104,782	112,549
Income from Equity Method Investments	2,452	2,298	2,419	2,125
Income Before Income Taxes	252,658	76,838	107,201	114,674
Provision for Income Taxes	60,502	17,539	25,541	4,938
Net Income	192,156	59,299	81,660	109,736
Net Income Attributable to Noncontrolling Interest	28,851	9,838	12,729	14,193
Net Income Attributable to Evercore Inc.	$163,305	$49,461	$68,931	$95,543
Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Basic	$4.07	$1.21	$1.69	$2.36
Diluted	$3.67	$1.08	$1.52	$2.10
Dividends Declared Per Share of Class A Common Stock	$0.50	$0.50	$0.50	$0.40

	For the Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net Revenues	$540,031	$406,601	$370,470	$387,247
Total Expenses	355,885	319,531	324,204	275,918
Income Before Income from Equity Method Investments and Income Taxes	184,146	87,070	46,266	111,329
Income from Equity Method Investments	3,331	1,827	2,070	1,610
Income Before Income Taxes	187,477	88,897	48,336	112,939
Provision for Income Taxes	188,876	28,815	22,459	18,292
Net Income (Loss)	(1,399)	60,082	25,877	94,647
Net Income Attributable to Noncontrolling Interest	18,013	14,171	7,693	13,876
Net Income (Loss) Attributable to Evercore Inc.	$(19,412)	$45,911	$18,184	$80,771
Net Income (Loss) Per Share Attributable to Evercore Inc. Common Shareholders
Basic	$(0.50)	$1.18	$0.45	$2.00
Diluted	$(0.50)	$1.04	$0.41	$1.76
Dividends Declared Per Share of Class A Common Stock	$0.40	$0.34	$0.34	$0.34

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in Internal Control - Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2018.
The Company's independent registered public accounting firm has issued its written attestation report on the Company's internal control over financial reporting, as included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Evercore Inc.
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 22, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2019

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
The Company posts its Code of Business Conduct and Ethics on the Corporate Governance webpage within the For Investors section of its website at http://investors.evercore.com under the link "Governance Documents." The Company's Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Executive Chairman, our Senior Chairman, our Chief Executive Officer and President, our Chief Financial Officer and our Principal Accounting Officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2018

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	5,887,408	—	5,349,124
Equity compensation plans not approved by shareholders(3)	612,000	—	—
Total	6,499,408	—	5,349,124

(1)	Includes shares that may be issued upon the vesting of RSUs and dividend equivalents accrued thereon.

(2)	To date, we have issued RSUs which by their nature have no exercise price.

(3)
Reflects 612,000 RSUs granted to John S. Weinberg in connection with his employment with the Company as its Executive Chairman. The RSUs were awarded in reliance on the employment inducement exception provided under Section 303A.08 of the New York Stock Exchange Listed Company Manual. See Note 18 to our consolidated financial statements for more information.

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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Evercore Inc., as filed with the Secretary of State of the State of Delaware on October 17, 2017(27)

3.2	Amended and Restated By-Laws, dated August 29, 2017(26)

10.1	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.2	Registration Rights Agreement, dated as of August 10, 2006(2)

10.3	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.4	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(4)

10.5	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman(5)

10.6	*Employment Agreement between the Registrant and Robert B. Walsh(3)

10.7	Form of Indemnification Agreement between the Registrant and each of its directors(1)

10.8	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.9	*Employment Agreement between the Registrant and Ralph L. Schlosstein(6)

10.10	Contribution and Exchange Agreement, dated February 11, 2010(7)

10.11
Purchase and Sale Agreement, dated as of March 4, 2010, by and among Evercore Partners Inc., Atalanta Sosnoff Capital LLC, Representative, LLC, in its capacity as the representative, the sellers and Martin T. Sosnoff(8)

10.12	Registration Rights Agreement, dated May 28, 2010(9)

10.13	Amended and Restated Limited Liability Partnership Deed In Relation to Evercore Partners International LLP and Lexicon Partnership LLP, dated August 19, 2011(10)

10.14
Purchase and Sale Agreement, dated as of November 11, 2011, by and among Evercore, the Company, the Representative, in its capacity as the representative and the Sellers, regarding the purchase of a non-controlling interest in ABS Investment Management, LLC(11)

10.15	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors(12)

10.16	*Employment Agreement between Evercore Partners International LLP and Andrew Sibbald(14)

10.17	*Restricted Stock Unit Award Agreement effective as of January 29, 2013 between Evercore Partners Inc. and Ralph L. Schlosstein(13)

10.18	*Amended and Restated Evercore Partners Inc. 2006 Stock Incentive Plan(15)

10.19	*2014 Form Restricted Stock Unit Award Agreement for U.S. Employees(16)

10.20	*2014 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(16)

10.21	*2014 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(16)

10.22
Contribution and Exchange Agreement, dated as of August 3, 2014, among ISI Holding, Inc., ISI Holding II, Inc., ISI Management Holdings LLC, ISI Holding, LLC, Edward S. Hyman, the holders of the Management Holdings management units set forth on Annex A thereto, Evercore LP, Evercore Partners Inc. and the Founder, solely in his capacity as the holders' representative(17)

10.23	*Employment Agreement between the Registrant and Edward S. Hyman(18)

10.24	*Cash Unit Award Agreement(19)

10.25	*Form Restricted Stock Unit Award Agreement for U.S. Employees(19)

10.26	Form of Note Purchase Agreement(20)

10.27	Loan Agreement, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(21)

10.28	Borrowing Base Rider, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(21)

10.29	Committed Line of Credit Note, dated as of June 24, 2016, made by Evercore Partners Services East L.L.C., as borrower(21)

10.30	*Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(22)

10.31	*Employment Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(23)

10.32	*Incentive Subscription Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(23)

10.33	*Restricted Stock Unit Award Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(23)

10.34	*Confidentiality, Non-Solicitation and Proprietary Information Agreement, dated as of November 15, 2016, by and between Evercore Partners Inc. and John S. Weinberg(23)

10.35	*2017 Form Restricted Stock Unit Award Agreement for U.S. Employees(24)

10.36	*2017 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(24)

10.37	*2017 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(24)

10.38	Letter from PNC Bank, National Association, as lender, to Evercore Partners Services East L.L.C., as borrower, dated June 14, 2017(25)

10.39
Seventh Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of November 1, 2017, by and among Evercore Inc., as general partner, and the Limited Partners (as defined therein) of the Partnership(28)

10.40	Letter from PNC Bank, National Association, as lender, to Evercore Partners Services East L.L.C., as borrower, dated June 21, 2018 (filed herewith)

10.41	*2019 Form Restricted Stock Unit Award Agreement for U.S. Employees (filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 17 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements (filed herewith)

(1)	Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(4)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(5)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.

(6)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

(7)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.

(8)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.

(9)	Incorporated by Reference to the Registrant's Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

(10)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 25, 2011.

(11)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 14, 2011.

(12)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.

(13)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 29, 2013.

(14)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2013.

(15)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013.

(16)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 28, 2014.

(17)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 4, 2014.

(18)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2015.

(19)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2016.

(20)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 31, 2016.

(21)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016.

(22)	Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 28, 2016.

(23)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 18, 2016.

(24)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2017.

(25)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2017.

(26)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on September 1, 2017.

(27)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2017.

(28)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 23, 2018.

*	Management contract or compensatory plan.

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
Date: February 22, 2019
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 22nd day of February, 2019.

Signature	Title

/s/ RALPH SCHLOSSTEIN	Chief Executive Officer (Principal Executive Officer) and Director
Ralph Schlosstein

/s/ JOHN S. WEINBERG	Chairman
John S. Weinberg

/s/ ROGER C. ALTMAN	Senior Chairman
Roger C. Altman

/s/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/s/ ELLEN V. FUTTER	Director
Ellen V. Futter

/s/ GAIL BLOCK HARRIS	Director
Gail Block Harris

/s/ ROBERT B. MILLARD	Director
Robert B. Millard

/s/ WILLARD J. OVERLOCK, JR.	Director
Willard J. Overlock, Jr.

/s/ SIR SIMON M. ROBERTSON	Director
Sir Simon M. Robertson

/s/ WILLIAM J. WHEELER	Director
William J. Wheeler

/s/ SARAH K. WILLIAMSON	Director
Sarah K. Williamson

/s/ KENDRICK R. WILSON III	Director
Kendrick R. Wilson III

/s/ ROBERT B. WALSH	Chief Financial Officer (Principal Financial Officer)
Robert B. Walsh

/s/ PAUL PENSA	Controller (Principal Accounting Officer)
Paul Pensa