Form 10-Q
period 2019-03-31
Evercore Inc.
filed 2019-05-02
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
001-32975
(Commission File Number)
____________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	EVR	New York Stock Exchange
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 24, 2019 was 41,065,359. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 24, 2019 was 86 (excluding 14 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Current Assets
Cash and Cash Equivalents	$338,343	$790,590
Marketable Securities and Certificates of Deposit	213,483	304,627
Financial Instruments Owned and Pledged as Collateral at Fair Value	16,978	22,349
Securities Purchased Under Agreements to Resell	8,570	2,696
Accounts Receivable (net of allowances of $7,551 and $6,037 at March 31, 2019 and December 31, 2018, respectively)	357,001	309,075
Receivable from Employees and Related Parties	22,207	23,836
Other Current Assets	31,754	28,444
Total Current Assets	988,336	1,481,617
Investments	92,306	90,644
Deferred Tax Assets	252,857	241,092
Operating Lease Right-of-Use Assets	187,029	—
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $95,587 and $89,494 at March 31, 2019 and December 31, 2018, respectively)	92,900	81,069
Goodwill	132,686	131,387
Intangible Assets (net of accumulated amortization of $43,517 and $41,217 at March 31, 2019 and December 31, 2018, respectively)	8,078	10,378
Other Assets	90,745	89,480
Total Assets	$1,844,937	$2,125,667
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$113,650	$602,122
Accounts Payable and Accrued Expenses	38,709	37,948
Securities Sold Under Agreements to Repurchase	25,552	25,075
Payable to Employees and Related Parties	45,036	31,894
Short-Term Borrowings	30,000	—
Operating Lease Liabilities	32,648	—
Taxes Payable	1,015	33,621
Other Current Liabilities	10,982	19,031
Total Current Liabilities	297,592	749,691
Operating Lease Liabilities	186,294	—
Notes Payable	168,679	168,612
Amounts Due Pursuant to Tax Receivable Agreements	94,411	94,411
Other Long-term Liabilities	92,003	105,014
Total Liabilities	838,979	1,117,728
Commitments and Contingencies (Note 17)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 68,441,333 and 65,872,014 issued at March 31, 2019 and December 31, 2018, respectively, and 41,068,385 and 39,748,576 outstanding at March 31, 2019 and December 31, 2018, respectively)	684	659
Class B, par value $0.01 per share (1,000,000 shares authorized, 86 issued and outstanding at March 31, 2019 and December 31, 2018)	—	—
Additional Paid-In-Capital	1,890,069	1,818,100
Accumulated Other Comprehensive Income (Loss)	(28,507)	(30,434)
Retained Earnings	408,281	364,882
Treasury Stock at Cost (27,372,948 and 26,123,438 shares at March 31, 2019 and December 31, 2018, respectively)	(1,502,780)	(1,395,087)
Total Evercore Inc. Stockholders' Equity	767,747	758,120
Noncontrolling Interest	238,211	249,819
Total Equity	1,005,958	1,007,939
Total Liabilities and Equity	$1,844,937	$2,125,667

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Revenues
Investment Banking:
Advisory Fees	$325,844	$378,315
Underwriting Fees	26,920	30,279
Commissions and Related Fees	41,937	43,034
Asset Management and Administration Fees	12,383	11,755
Other Revenue, Including Interest and Investments	12,335	4,529
Total Revenues	419,419	467,912
Interest Expense	4,092	4,349
Net Revenues	415,327	463,563
Expenses
Employee Compensation and Benefits	247,632	275,494
Occupancy and Equipment Rental	16,217	13,404
Professional Fees	18,824	16,050
Travel and Related Expenses	17,664	16,356
Communications and Information Services	11,146	10,684
Depreciation and Amortization	7,038	6,648
Execution, Clearing and Custody Fees	3,019	3,190
Special Charges	1,029	1,897
Acquisition and Transition Costs	108	21
Other Operating Expenses	8,840	7,270
Total Expenses	331,517	351,014
Income Before Income from Equity Method Investments and Income Taxes	83,810	112,549
Income from Equity Method Investments	2,211	2,125
Income Before Income Taxes	86,021	114,674
Provision for Income Taxes	7,821	4,938
Net Income	78,200	109,736
Net Income Attributable to Noncontrolling Interest	10,968	14,193
Net Income Attributable to Evercore Inc.	$67,232	$95,543
Net Income Attributable to Evercore Inc. Common Shareholders	$67,232	$95,543
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,497	40,426
Diluted	44,155	45,463
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$1.66	$2.36
Diluted	$1.52	$2.10

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net Income	$78,200	$109,736
Other Comprehensive Income, net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(607)	(541)
Foreign Currency Translation Adjustment Gain, net	2,859	4,195
Other Comprehensive Income	2,252	3,654
Comprehensive Income	80,452	113,390
Comprehensive Income Attributable to Noncontrolling Interest	11,293	14,714
Comprehensive Income Attributable to Evercore Inc.	$69,159	$98,676

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2019
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2018	65,872,014	$659	$1,818,100	$(30,434)	$364,882	(26,123,438)	$(1,395,087)	$249,819	$1,007,939
Net Income	—	—	—	—	67,232	—	—	10,968	78,200
Other Comprehensive Income	—	—	—	1,927	—	—	—	325	2,252
Treasury Stock Purchases	—	—	—	—	—	(1,249,510)	(107,693)	—	(107,693)
Evercore LP Units Converted into Class A Common Stock	237,367	2	16,292	—	—	—	—	(10,423)	5,871
Equity-based Compensation Awards	2,331,952	23	55,677	—	—	—	—	5,506	61,206
Dividends	—	—	—	—	(23,833)	—	—	—	(23,833)
Noncontrolling Interest (Note 14)	—	—	—	—	—	—	—	(17,984)	(17,984)
Balance at March 31, 2019	68,441,333	$684	$1,890,069	$(28,507)	$408,281	(27,372,948)	$(1,502,780)	$238,211	$1,005,958

	For the Three Months Ended March 31, 2018
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2017	62,119,904	$621	$1,600,699	$(31,411)	$79,461	(23,017,750)	$(1,105,406)	$252,404	$796,368
Cumulative Effect of Accounting Change(1)	—	—	—	2,229	(2,229)	—	—	—	—
Net Income	—	—	—	—	95,543	—	—	14,193	109,736
Other Comprehensive Income	—	—	—	3,133	—	—	—	521	3,654
Treasury Stock Purchases	—	—	—	—	—	(1,421,649)	(139,236)	—	(139,236)
Evercore LP Units Converted into Class A Common Stock	860,115	9	47,915	—	—	—	—	(34,336)	13,588
Equity-based Compensation Awards	2,411,100	24	42,905	—	—	—	—	5,122	48,051
Dividends	—	—	—	—	(19,170)	—	—	—	(19,170)
Noncontrolling Interest (Note 14)	—	—	(25,227)	—	—	—	—	(13,431)	(38,658)
Balance at March 31, 2018	65,391,119	$654	$1,666,292	$(26,049)	$153,605	(24,439,399)	$(1,244,642)	$224,473	$774,333
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

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net Income	$78,200	$109,736
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(6,207)	(210)
Equity Method Investments	(910)	(384)
Equity-Based and Other Deferred Compensation	96,951	67,626
Depreciation, Amortization and Accretion	16,614	6,712
Bad Debt Expense	1,353	1,025
Deferred Taxes	(6,598)	(438)
Decrease (Increase) in Operating Assets:
Marketable Securities	(49)	(101)
Financial Instruments Owned and Pledged as Collateral at Fair Value	5,741	(972)
Securities Purchased Under Agreements to Resell	(5,887)	799
Accounts Receivable	(47,194)	(37,303)
Receivable from Employees and Related Parties	1,654	(3,708)
Other Assets	(3,382)	614
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(519,492)	(177,635)
Accounts Payable and Accrued Expenses	(1,257)	2,468
Securities Sold Under Agreements to Repurchase	119	169
Payables to Employees and Related Parties	13,141	13,640
Taxes Payable	(32,606)	(11,988)
Other Liabilities	(2,939)	(10,735)
Net Cash Provided by (Used in) Operating Activities	(412,748)	(40,685)
Cash Flows From Investing Activities
Investments Purchased	(2,440)	—
Distributions of Private Equity Investments	364	270
Marketable Securities:
Proceeds from Sales and Maturities	136,606	23,347
Purchases	(138,493)	(54,840)
Maturity of Certificates of Deposit	100,000	63,527
Purchase of Furniture, Equipment and Leasehold Improvements	(15,644)	(4,151)
Net Cash Provided by Investing Activities	80,393	28,153
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	—	60
Distributions to Noncontrolling Interests	(17,984)	(13,193)
Short-Term Borrowings	30,000	30,000
Repayment of Short-Term Borrowings	—	(30,000)
Repayment of Subordinated Borrowings	—	(6,700)
Purchase of Treasury Stock and Noncontrolling Interests	(107,693)	(155,597)
Dividends	(27,471)	(16,538)
Net Cash Provided by (Used in) Financing Activities	(123,148)	(191,968)
Effect of Exchange Rate Changes on Cash	3,868	3,473
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(451,635)	(201,027)
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	800,096	617,385
Cash, Cash Equivalents and Restricted Cash-End of Period	$348,461	$416,358

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$6,297	$6,868
Payments for Income Taxes	$50,736	$19,833
Accrued Dividends	$3,336	$2,631
Purchase of Noncontrolling Interest	$—	$9,164

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization
Evercore Inc. and subsidiaries (the "Company") is an investment banking and investment management firm, incorporated in Delaware and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in, and is the sole general partner of, Evercore LP, a Delaware limited partnership ("Evercore LP"). The Company operates from its offices and through its affiliates in North America, Europe, the Middle East and Asia.
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
The Investment Management segment includes the wealth management business through which the Company provides investment advisory, wealth management and fiduciary services for high net-worth individuals and associated entities, the institutional asset management business through which the Company, directly and through affiliates, manages financial assets for sophisticated institutional investors and the private equity business, which holds interests in private equity funds which are not managed by the Company.
Note 2 – Significant Accounting Policies
For a further discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2018. The December 31, 2018 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
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
Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Position in Note 24 to

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Evercore ISI International Limited ("ISI U.K."), Evercore Partners International LLP ("Evercore U.K.") and Evercore (Japan) Ltd. ("Evercore Japan") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for ISI U.K. and Evercore Japan (as of January 1, 2019 for Evercore Japan), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition ISI U.K., Evercore U.K. and Evercore Japan assets of $116,198 and liabilities of $89,316 at March 31, 2019 and ISI U.K. and Evercore U.K. assets of $190,223 and liabilities of $122,460 at December 31, 2018.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
The Company adopted ASC 842, "Leases" ("ASC 842") on January 1, 2019, using the modified retrospective method of transition. The Company did not have a cumulative-effect adjustment as of the date of adoption. The Company elected to apply the package of practical expedients, which does not require reassessment of whether contracts are or contain leases, of lease classification and of initial direct costs. The Company also elected the transition option in Accounting Standards Update ("ASU") No. 2018-11, "Leases (Topic 842): Targeted Improvements," ("ASU 2018-11") to not apply the new lease standard in comparative periods presented in financial statements in the year of adoption. Following the adoption of ASC 842, the Company includes all leases, including short-term leases, on its Unaudited Condensed Consolidated Statements of Financial Condition. The Company does not separate lease and non-lease components of contracts.
Following the adoption of ASC 842, the present value of the Company's lease commitments are reflected as long-term assets, within Operating Lease Right-of-Use Assets, with corresponding liabilities classified as current and non-current, within Operating Lease Liabilities on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company's right to use the underlying assets for their lease terms and lease liabilities represent the Company's obligation to make lease payments arising from these leases. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Right-of-use assets are subject to certain adjustments for lease incentives and initial direct costs. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any residual value guarantees.
Operating lease expense is included in Occupancy and Equipment Rental on the Company's Unaudited Condensed Consolidated Statements of Operations (which did not change from the legacy U.S. GAAP presentation). See Notes 3 and 10 for further information.
Note 3 – Recent Accounting Pronouncements
ASU 2016-02 – In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC 840, "Leases" ("ASC 840") and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. In July 2018, the FASB issued ASU 2018-11, which provides an additional transition method to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to Retained Earnings for prior periods as of the beginning of the fiscal year of adoption. The amendments in these updates are effective using a modified retrospective approach as of the date of adoption, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The adoption resulted in the present value of the Company's lease commitments being reflected on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as a long-term asset with a corresponding liability, classified as current and non-current. Right-of-use assets are subject to certain adjustments for lease incentives and initial direct costs. The Company's lease commitments primarily relate to office space, as discussed in Note 10. The impact on the Company's earnings is not materially different from the prior expense related to leases as required under legacy U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Unaudited Condensed Consolidated Statements of Operations, and there was no impact on the Company's cash flows. The Company recorded lease liabilities of $218,942 on its Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2019, along with associated right-of-use assets of $187,029, which reflect the lease liabilities recognized, subject to certain adjustments for lease incentives and initial direct costs.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

ASU 2016-13 – In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 provides amendments to ASC 326, "Financial Instruments - Credit Losses," which amend the guidance on the impairment of financial instruments and adds an impairment model (the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Entities will recognize an allowance for its estimate of expected credit losses as of the end of each reporting period. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company currently uses the specific identification method for establishing credit provisions and write-offs of its trade accounts receivable. The Company anticipates adopting ASU 2016-13 on January 1, 2020 and does not anticipate a material difference between the current method and the CECL model.
ASU 2018-02 – In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 provides amendments to ASC 220, "Income Statement - Reporting Comprehensive Income," which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update are effective either in the period of adoption or retrospectively, to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-02 on January 1, 2019 and did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. As such, there was no impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2018-07 – In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). ASU 2018-07 provides amendments to ASC 718, "Compensation - Stock Compensation" ("ASC 718") to align the accounting for share-based payment awards issued to employees and nonemployees, particularly surrounding the measurement date and impact of performance conditions. The amendments in this update are effective during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The amendments in this update should be applied by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the date of adoption, and prospectively for all new awards granted after the date of adoption. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2018-13 – In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 provides amendments to ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), which remove the requirements surrounding the disclosure and policy of transfers between fair value levels and the valuation processes for recurring Level 3 fair value measurements. In addition, ASU 2018-13 adds disclosure requirements for changes in unrealized gains and losses for Level 3 measurements and the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments on changes in unrealized gains and losses and unobservable inputs for Level 3 measurements should be applied prospectively, and all other amendments in this update should be applied retrospectively. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2018-17 – In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities" ("ASU 2018-17"). ASU 2018-17 provides amendments to ASC 810, "Consolidation" ("ASC 810"), which states that any indirect interest held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments are required to be retrospectively applied with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue

The following table presents revenue recognized by the Company for the three months ended March 31, 2019 and 2018:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2019	2018
Investment Banking:
Advisory Fees	$325,844	$378,315
Underwriting Fees	26,920	30,279
Commissions and Related Fees	41,937	43,034
Total Investment Banking	$394,701	$451,628

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$11,438	$10,969
Institutional Asset Management	945	786
Total Investment Management	$12,383	$11,755
Contract Balances
The change in the Company’s contract assets and liabilities during the periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended March 31, 2019
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(4)	Deferred Revenue (Current Contract Liabilities)(5)	Deferred Revenue (Long-term Contract Liabilities)(6)
Balance at January 1, 2019	$309,075	$60,948	$2,833	$541	$4,016	$1,731
Increase (Decrease)	47,926	(152)	(2,833)	2,073	2,327	—
Balance at March 31, 2019	$357,001	$60,796	$—	$2,614	$6,343	$1,731

	For the Three Months Ended March 31, 2018
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(4)	Deferred Revenue (Current Contract Liabilities)(5)	Deferred Revenue (Long-term Contract Liabilities)(6)
Balance at January 1, 2018	$184,993	$34,008	$—	$—	$3,147	$1,834
Increase (Decrease)	38,113	7,011	—	—	2,113	(103)
Balance at March 31, 2018	$223,106	$41,019	$—	$—	$5,260	$1,731

(1)	Included in Accounts Receivable on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(3)	Included in Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(4)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(5)	Included in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.

(6)	Included in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized revenue of $2,466 and $2,842 on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively, that was previously included in deferred revenue on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 5 – Special Charges and Intangible Asset Amortization
Special Charges
The Company recognized $1,029 for the three months ended March 31, 2019, as Special Charges incurred related to the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of the Company's headquarters in New York. The Company recognized $1,897 for the three months ended March 31, 2018 as Special Charges incurred related separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $2,190 for the three months ended March 31, 2019 and 2018, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $110 and $109 for the three months ended March 31, 2019 and 2018, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $16,307 and $16,359 as of March 31, 2019 and December 31, 2018, respectively.
Note 7 – Marketable Securities and Certificates of Deposit
The amortized cost and estimated fair value of the Company's Marketable Securities as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments - Debt Securities	$1,836	$22	$—	$1,858	$1,622	$10	$—	$1,632
Securities Investments - Equity Securities	666	—	259	407	666	—	410	256
Debt Securities Carried by EGL	145,349	1,055	2	146,402	147,009	954	—	147,963
Investment Funds	62,906	2,056	146	64,816	56,296	402	1,922	54,776
Total	$210,757	$3,133	$407	$213,483	$205,593	$1,366	$2,332	$204,627
Scheduled maturities of the Company's available-for-sale debt securities within the Securities Investments portfolio as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$489	$490	$391	$391
Due after one year through five years	1,347	1,368	1,231	1,241
Total	$1,836	$1,858	$1,622	$1,632
Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at March 31, 2019.
Securities Investments - Debt Securities
Securities Investments - Debt Securities are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($3) and ($13) for the three months ended March 31, 2019 and 2018, respectively.
Securities Investments - Equity Securities
Securities Investments - Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $152 and ($11) for the three months ended March 31, 2019 and 2018, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills and municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains of $49 and $101 for the three months ended March 31, 2019 and 2018, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 16 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $6,587 and ($188) for the three months ended March 31, 2019 and 2018, respectively.
Futures
In April 2019, the Company entered into three month futures contracts on a stock index fund with a notional amount of $14,815 for $680, as an economic hedge against the Company's deferred cash compensation program. In accordance with ASC 815, "Derivatives and Hedging," ("ASC 815") these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
Certificates of Deposit
At December 31, 2018, the Company held certificates of deposit of $100,000 with certain banks with original maturities of six months or less when purchased. These certificates of deposit matured during the first quarter of 2019.
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 2.1 years, as of March 31, 2019, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.

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
As of March 31, 2019 and December 31, 2018, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	March 31, 2019		December 31, 2018
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$16,978		$22,349
Securities Purchased Under Agreements to Resell	8,570	$8,577	2,696	$2,701
Total Assets	$25,548		$25,045
Liabilities
Securities Sold Under Agreements to Repurchase	$(25,552)	$(25,532)	$(25,075)	$(25,099)
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
The Company's investments in ABS Investment Management Holdings, LP and ABS Investment Management GP LLC (collectively, "ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") and Luminis Partners ("Luminis") are in voting interest entities. The Company's share of earnings (losses) on these investments is included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
ABS	$39,787	$38,699
Atalanta Sosnoff	12,858	13,291
Luminis	6,174	6,517
Total	$58,819	$58,507

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC.  Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC are substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At March 31, 2019, the Company's economic ownership interest in ABS was 46%. This investment resulted in earnings of $1,731 and $1,872 for the three months ended March 31, 2019 and 2018, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At March 31, 2019, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $225 and $253 for the three months ended March 31, 2019 and 2018, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At March 31, 2019, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $255 for the three months ended March 31, 2019, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $171 and $222 for the three months ended March 31, 2019 and 2018, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company records its investment in G5 as a held-to-maturity debt security within Investments on the Unaudited Condensed Consolidated Statements of Financial Condition. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company is accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. This investment had a balance of $9,227 and $9,717 as of March 31, 2019 and December 31, 2018, respectively.
Investments in Private Equity
Private Equity Funds
The Company's investments related to private equity partnerships and associated entities include investments in Evercore Capital Partners II, L.P. ("ECP II"), Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III"), Glisco Capital Partners IV ("Glisco IV"), Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV"), Trilantic Capital Partners V, L.P. ("Trilantic V") and Trilantic Capital Partners VI (North America), L.P. ("Trilantic VI"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
During the three months ended March 31, 2019, the Company made an investment of $2,313 in Trilantic VI.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

On December 31, 2014, ECP II was terminated. The Company's investment at March 31, 2019 of $774 is comprised of its remaining interest in the general partner, including $770 in cash and $4 in securities.
A summary of the Company's investments in the private equity funds as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
ECP II	$774	$795
Glisco II, Glisco III and Glisco IV	3,763	3,880
Trilantic IV, Trilantic V and Trilantic VI	9,845	5,125
Total Private Equity Funds	$14,382	$9,800
Net realized and unrealized gains (losses) on private equity fund investments were ($4) and $346 for the three months ended March 31, 2019 and 2018, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2019, there was no previously distributed carried interest received from the funds that was subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Evercore Partners II, L.L.C. ("EP II L.L.C."), the former general partner of ECP II, is a VIE pursuant to ASC 810. The Company owned 8%-9% of the carried interest earned by the general partner of ECP II. The Company's assessment of the design of EP II L.L.C. resulted in the determination that the Company is not acting as an agent for other members of the general partner and is a passive holder of interests in the fund, evidenced by the fact that the Company is a non-voting, non-managing member of the general partner and, therefore, has no authority in directing the management operations of the general partner. Furthermore, the Company does not have the obligation to absorb significant losses or the right to receive benefits that could potentially have a significant impact to EP II L.L.C. Accordingly, the Company has concluded that it is not the primary beneficiary of EP II L.L.C. and has not consolidated EP II L.L.C. in the Company's unaudited condensed consolidated financial statements.
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $4,959 and $5,445 included in its Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2019 and December 31, 2018, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of March 31, 2019 and December 31, 2018 was $7,540 and $8,048, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the three months ended March 31, 2019, $72 and $2,313 of this investment was allocated to Trilantic Fund V and VI, respectively. From 2010 to 2018, $4,980 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $7,546 and $9,932 as of March 31, 2019 and December 31, 2018, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $582 was unfunded at March 31, 2019. The Company also has a $12,000 commitment to invest in Trilantic Fund VI, of which $9,687 was unfunded at March 31, 2019. The Company funded $2,313 of this commitment during the three months ended March 31, 2019.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Other Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $1,079 as of March 31, 2019 and December 31, 2018.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $1,253 and $1,609 as of March 31, 2019 and December 31, 2018, respectively.
Note 10 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2034. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $11,036 and $10,117 for the three months ended March 31, 2019 and 2018, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $5,509 and $5,502, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018, respectively.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other IT related equipment). Rental expense for office equipment totaled $923 and $459 for the three months ended March 31, 2019 and 2018, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.
The Company uses its secured incremental borrowing rate to determine the present value of its right-of-use assets and lease liabilities. The determination of an appropriate incremental borrowing rate requires significant assumptions and judgment. The Company's incremental borrowing rate was calculated based on the Company's recent debt issuances and current market conditions. The Company scales the rates appropriately depending on the life of the leases.
The Company incurred net operating cash outflows of $2,973 for the three months ended March 31, 2019 related to its operating leases, which were net of cash received from lease incentives of $6,198.
Upon adoption of ASC 842 on January 1, 2019, the Company recorded Right-of-Use Assets on its statement of financial condition of $180,935. Other information as it relates to the Company's operating leases is as follows:

For the Three Months Ended
March 31, 2019
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$14,573

March 31, 2019
Weighted-average remaining lease term - operating leases	8.9 years
Weighted-average discount rate - operating leases	5.55%

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

As of March 31, 2019, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2019	$28,781
2020	41,601
2021	41,941
2022	35,054
2023	21,442
Thereafter	165,688
Total minimum lease payments	334,507
Less: Tenant Improvement Allowances	(27,541)
Less: Imputed Interest	(88,024)
Present value of lease liabilities	218,942
Less: Current lease liabilities	(32,648)
Long-term lease liabilities	$186,294
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included in the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces between 2019 and 2023 with lease terms of 7 to 15 years. The additional minimum future payments under these arrangements are $252,300 as of March 31, 2019.
As of December 31, 2018, the approximate aggregate minimum future payments required on the operating leases, net of rent abatement and certain other rent credits, under legacy U.S. GAAP (ASC 840), were as follows:

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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at March 31, 2019 and December 31, 2018 are based on prices provided by external pricing services.

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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$108,794	$64,768	$—	$173,562
Securities Investments(2)	6,380	2,053	—	8,433
Investment Funds	64,816	—	—	64,816
Financial Instruments Owned and Pledged as Collateral at Fair Value	16,978	—	—	16,978
Other	—	21	—	21
Total Assets Measured At Fair Value	$196,968	$66,842	$—	$263,810

	December 31, 2018
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$109,577	$62,801	$—	$172,378
Securities Investments(2)	6,232	1,982	—	8,214
Investment Funds	54,776	—	—	54,776
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,349	—	—	22,349
Total Assets Measured At Fair Value	$192,934	$64,783	$—	$257,717

(1)
Includes $27,160 and $24,415 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018, respectively.

(2)
Includes $6,168 and $6,326 of treasury bills and notes and municipal bonds classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018, respectively.

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
The Company had no transfers between fair value levels during the three months ended March 31, 2019 or the year ended December 31, 2018.
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities, which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition, are listed in the tables below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		March 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$305,015	$305,015	$—	$—	$305,015
Debt Security Investment	9,227	—	—	9,227	9,227
Securities Purchased Under Agreements to Resell	8,570	—	8,570	—	8,570
Receivables(1)	417,797	—	412,700	—	412,700
Contract Assets(2)	2,614	—	2,369	—	2,369
Receivable from Employees and Related Parties	22,207	—	22,207	—	22,207
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$38,709	$—	$38,709	$—	$38,709
Securities Sold Under Agreements to Repurchase	25,552	—	25,552	—	25,552
Payable to Employees and Related Parties	45,036	—	45,036	—	45,036
Notes Payable	168,679	—	168,442	—	168,442

		December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$759,849	$759,849	$—	$—	$759,849
Certificates of Deposit	100,000	—	100,000	—	100,000
Debt Security Investment	9,717	—	—	9,717	9,717
Securities Purchased Under Agreements to Resell	2,696	—	2,696	—	2,696
Receivables(1)	370,023	—	369,636	—	369,636
Contract Assets(2)	3,374	—	3,348	—	3,348
Receivable from Employees and Related Parties	23,836	—	23,836	—	23,836
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,948	$—	$37,948	$—	$37,948
Securities Sold Under Agreements to Repurchase	25,075	—	25,075	—	25,075
Payable to Employees and Related Parties	31,894	—	31,894	—	31,894
Notes Payable	168,612	—	166,555	—	166,555

(1)	Includes Accounts Receivable and Long-term receivables included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Includes current and long-term contract assets included in Other Current Assets and Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
Note 12 – Notes Payable
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
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2019, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of March 31, 2019 and December 31, 2018:

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	March 31, 2019	December 31, 2018
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,800	$37,776
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,493	66,466
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,555	47,542
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,831	16,828
Total			$168,679	$168,612

(a)	Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 13 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on April 23, 2019, a quarterly cash dividend of $0.58 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of May 31, 2019, which will be paid on June 14, 2019. During the three months ended March 31, 2019, the Company declared and paid dividends of $0.50 per share, totaling $20,497, and accrued deferred cash dividends on unvested restricted stock units ("RSUs"), totaling $3,336. The Company also paid deferred cash dividends of $6,974 during the three months ended March 31, 2019.
Treasury Stock – During the three months ended March 31, 2019, the Company purchased 979 Class A Shares primarily from employees at market values ranging from $71.11 to $93.53 per share (at an average cost per share of $89.53), primarily for the net settlement of stock-based compensation awards, and 270 Class A Shares at market values ranging from $73.18 to $76.12 per share (at an average cost per share of $74.07) pursuant to the Company's share repurchase program. The aggregate 1,249 Class A Shares were purchased at an average cost per share of $86.19 and the result of these purchases was an increase in Treasury Stock of $107,693 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2019.
LP Units – During the three months ended March 31, 2019, 237 Evercore LP partnership units ("LP Units") were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $2 and $10,421, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2019.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2019, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,043) and ($24,464), respectively.
The application of ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" resulted in the reclassification of $2,229 of cumulative unrealized losses, net of tax, on Marketable Securities in Accumulated Other Comprehensive Income (Loss) to Retained Earnings on the Unaudited Condensed Consolidated Statement of Financial Condition as of January 1, 2018.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 14 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to the following approximate interests in certain consolidated subsidiaries, which are not owned by the Company:

	March 31,
	2019	2018
Subsidiary:
Evercore LP	11%	11%
Evercore Wealth Management ("EWM")(1)	40%	41%
Private Capital Advisory L.P. ("PCA")(1)	10%	10%
(1) Noncontrolling Interests represent a blended rate for multiple classes of interests.
The Noncontrolling Interests for Evercore LP, EWM and PCA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
Beginning balance	$249,819	$252,404

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	10,968	14,193
Other Comprehensive Income	325	521
Total Comprehensive Income	11,293	14,714

Evercore LP Units Converted into Class A Shares	(10,423)	(34,336)

Amortization and Vesting of LP Units	5,506	5,122

Other Items:
Distributions to Noncontrolling Interests	(17,984)	(13,193)
Issuance of Noncontrolling Interest	—	60
Purchase of Noncontrolling Interest	—	(298)
Total Other Items	(17,984)	(13,431)

Ending balance	$238,211	$224,473
Other Comprehensive Income - Other Comprehensive Income attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($89) and ($81) for the three months ended March 31, 2019 and 2018, respectively, and Foreign Currency Translation Adjustment Gain, net, of $414 and $602 for the three months ended March 31, 2019 and 2018, respectively.
Interests Purchased - On March 29, 2018, the Company purchased, at fair value, an additional 15% of PCA for $25,525 (in cash and a note payable of $9,164, included in Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2018). This purchase resulted in a decrease to Noncontrolling Interest of $298 and a decrease to Additional Paid-In-Capital of $25,227, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2018.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 15 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three months ended March 31, 2019 and 2018 are described and presented below.

	For the Three Months Ended March 31,
	2019	2018
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$67,232	$95,543
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,497	40,426
Basic net income per share attributable to Evercore Inc. common shareholders	$1.66	$2.36
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$67,232	$95,543
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$67,232	$95,543
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,497	40,426
Assumed exchange of LP Units for Class A Shares(a)(b)	973	1,621
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,285	3,016
Shares that are contingently issuable(c)	400	400
Diluted weighted average Class A Shares outstanding	44,155	45,463
Diluted net income per share attributable to Evercore Inc. common shareholders	$1.52	$2.10

(a)
The Company has outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which convert into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately become exchangeable into Class A Shares on a one-for-one basis. During the three months ended March 31, 2019 and 2018, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

(b)
The Company also has outstanding Class A and E LP Units in Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three months ended March 31, 2019 and 2018, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,088 and 5,226 for the three months ended March 31, 2019 and 2018, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $8,170 and $11,344 for the three months ended March 31, 2019 and 2018, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

(c)
The Company has outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, and outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 400 for the three months ended March 31, 2019 and 2018.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of the Company. The shares of Class B common stock do not share in the earnings of the Company and no earnings are allocable to such class. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.
Note 16 – Share-Based and Other Deferred Compensation
LP Units
Equities business - In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Evercore LP units and interests which have been treated as compensation.
In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H limited partnership interests of Evercore LP ("Class H LP Interests") for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units convert into an equal amount of Class E LP Units, and become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company is expensing the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $4,049 and $3,872 for the three months ended March 31, 2019 and 2018, respectively.
On February 15, 2019, 632 Class J LP Units vested and were converted to an equal amount of Class E LP Units.
Other Performance-based Awards - In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Executive Chairman. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,139 for the three months ended March 31, 2019 and 2018.
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

December 31, 2021. The Company determined the fair value of the award probable to vest to be $5,000 and records expense for these units over the service period. Compensation expense related to this award was $296 for the three months ended March 31, 2019 and 2018.
Stock Incentive Plan
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 2,901 and 5,484 as of March 31, 2019 and 2018, respectively.
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
Equity Grants
During the three months ended March 31, 2019, pursuant to the 2016 Plan, the Company granted employees 2,467 RSUs that are Service-based Awards. Service-based Awards granted during the three months ended March 31, 2019 had grant date fair values of $72.11 to $93.53 per share, with an average value of $90.11 per share. During the three months ended March 31, 2019, 2,298 Service-based Awards vested and 19 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $55,618 and $42,731 for the three months ended March 31, 2019 and 2018, respectively.
Deferred Cash
The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and vests ratably over four years and requires payment upon vesting. The Company granted $93,366 of deferred cash awards pursuant to the deferred cash compensation program during the first quarter of 2019.
In November 2016, the Company granted a restricted cash award in conjunction with the appointment of the Executive Chairman with a target payment amount of $35,000, of which $11,000 vested on March 1, 2019 and $6,000 is scheduled to vest on each of the first four anniversaries of March 1, 2019, provided that the Executive Chairman continues to remain employed through each such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a six month prior written notice requirement) or a change in control. The Company has the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award.
In 2017, the Company granted deferred cash awards of $29,500 to certain employees. These awards vest in five equal installments over the period ending June 30, 2022, subject to continued employment. The Company records expense for these awards ratably over the vesting period.
Compensation expense related to deferred cash awards was $27,393 and $12,591 for the three months ended March 31, 2019 and 2018, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

beginning January 1, 2013 (the "2013 Long-term Incentive Plan") and January 1, 2017 (the "2017 Long-term Incentive Plan"). The 2013 Long-term Incentive Plan was paid in cash in installments in 2017, 2018 and the first quarter of 2019. The 2017 Long-term Incentive Plan, which aggregates $73,823 of long-term liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2019, is due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2021, 2022 and 2023, subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $8,410 and $7,127 for the three months ended March 31, 2019 and 2018, respectively. In conjunction with this plan, the Company distributed cash payments of $19,516 and $4,532 for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, for the 2017 Long-term Incentive Plan, based on the Company's current assessment of the probability of the level of benchmarks being achieved, the total remaining expense to be accrued for this plan over the future vesting period ending March 15, 2023 is $86,170.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $3,605 and $3,322 for the three months ended March 31, 2019 and 2018, respectively. The remaining unamortized amount of these awards was $36,357 as of March 31, 2019.
Separation and Transition Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $3,275 and $3,418 for the three months ended March 31, 2019 and 2018, respectively. In conjunction with these arrangements, the Company distributed cash payments of $1,724 and $2,875 for the three months ended March 31, 2019 and 2018, respectively.
Note 17 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Private Equity – As of March 31, 2019, the Company had unfunded commitments for capital contributions of $12,910 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company was in compliance with these covenants as of March 31, 2019. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30,000 on this facility, which was repaid on March 2, 2018. The facility was most recently renewed on June 21, 2018, and the maturity date was extended to June 21, 2019. On March 11, 2019, East drew down $30,000 on this facility.

ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $10,286 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments – In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $2,008 of its commitment for contingent consideration related to its acquisition of Kuna &

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Co, KG during the three months ended March 31, 2019. At March 31, 2019, the Company had a remaining commitment of $333 for contingent consideration related to its acquisition of Kuna & Co. KG.
The Company also had a commitment at March 31, 2019 for contingent consideration related to an arrangement with the former employer of certain Real Estate Capital Advisory ("RECA") employees, which provides for contingent consideration to be paid to the former employer of up to $4,463, based on the completion of certain client engagements. The Company recognized expenses of $3,971 in Professional Fees on the Company's Consolidated Statements of Operations in 2018 pursuant to this arrangement.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,
	2019	2018
Cash and Cash Equivalents	$338,343	$407,729
Restricted Cash included in Other Assets	10,118	8,629
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$348,461	$416,358
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
The Company entered into foreign currency exchange forward contracts to sell 3.8 billion Japanese yen for $35,598 during the first quarter of 2019 as an economic hedge against the exchange rate risk for Japanese yen denominated accounts receivable in EGL. The contracts are recorded at their fair value of $22 as of March 31, 2019, and are included in Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition. These contracts settled in April 2019.
Contingencies
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings (including the matter described below), individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" ("ASC 450") when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
Beginning on or about November 16, 2016, several putative securities class action complaints were filed against Adeptus Health Inc. ("Adeptus") and certain others, including EGL as underwriter, in connection with Adeptus' June 2014 initial public offering and May 2015, July 2015 and June 2016 secondary public offerings. The cases were consolidated in the U.S. District Court for the Eastern District of Texas where a consolidated complaint was filed asserting, in part, that the offering materials issued in connection with the four public offerings violated the U.S. Securities Act of 1933 by containing alleged misstatements and

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

omissions. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy and was subsequently removed as a defendant. On November 21, 2017, the plaintiffs filed a consolidated complaint, and the defendants filed motions to dismiss on February 5, 2018. On September 12, 2018, the defendants' motions to dismiss were granted as to the claims relating to the initial public offering and the May 2015 secondary public offering, but denied as to the claims relating to the July 2015 and June 2016 secondary public offerings. EGL underwrote approximately 293 shares of common stock in the July 2015 secondary public offering, representing an aggregate offering price of approximately $30.8 million, but did not underwrite any shares in the June 2016 secondary public offering. On September 25, 2018, the plaintiffs filed an amended complaint relating only to the July 2015 and June 2016 secondary public offerings. On December 7, 2018, the plaintiffs filed a motion for class certification, and the defendants filed briefs in opposition. On February 16, 2019, the plaintiffs filed a second amended complaint after having been granted leave to amend by the court. On March 4, 2019, the defendants filed a motion to dismiss as to the second amended complaint.
Note 18 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of March 31, 2019 and December 31, 2018 was $189,194 and $331,097, respectively, which exceeded the minimum net capital requirement by $188,944 and $330,847, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2019.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of March 31, 2019.
Note 19 – Income Taxes
The Company's Provision for Income Taxes was $7,821 and $4,938 for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate was 9% and 4% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate reflects excess tax benefits from the delivery of Class A common stock under share-based payment arrangements of $12,161 and $21,864 being recognized in the Company's Provision for Income Taxes for the three months ended March 31, 2019 and 2018, respectively, and resulted in a reduction in the effective tax rate of 14 and 19 percentage points for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate for the three months ended March 31, 2019 and 2018 also reflects the effect of certain nondeductible expenses, including expenses related to Class J, I-P and K-P LP Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company expects to recognize the income tax effects associated with the new global intangible low-taxed income ("GILTI") provisions in the period incurred. For three months ended March 31, 2019, no additional income tax expense associated with the GILTI provisions has been reported and it is not expected to be material to the Company’s effective tax rate for the year.
The Company reported an increase in deferred tax assets of $185 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $890 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2019. The Company reported an increase in deferred tax assets of $166 associated with changes in Unrealized Gain (Loss) on Marketable Securities and a decrease of $1,095 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2018.
As of March 31, 2019, the Company had no unrecognized tax benefits.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 20 – Segment Operating Results
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
The Company's segment information for the three months ended March 31, 2019 and 2018 is prepared using the following methodology:

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
Each segment's Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, execution, clearing and custody fees, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, technology, human capital, facilities management and senior management activities.
Other Expenses include the following:

•
Amortization of LP Units and Certain Other Awards - Includes amortization costs associated with the vesting of Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.

•
Special Charges - Includes expenses in 2019 related to the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of the Company's headquarters in New York. Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K.

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
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended March 31, 2019.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2019	2018
Investment Banking
Net Revenues(1)	$401,188	$450,200
Operating Expenses	311,910	331,683
Other Expenses(2)	7,258	8,037
Operating Income	82,020	110,480
Income from Equity Method Investments	255	—
Pre-Tax Income	$82,275	$110,480
Identifiable Segment Assets	$1,650,115	$1,148,662
Investment Management
Net Revenues(1)	$14,139	$13,363
Operating Expenses	12,241	11,273
Other Expenses(2)	108	21
Operating Income	1,790	2,069
Income from Equity Method Investments	1,956	2,125
Pre-Tax Income	$3,746	$4,194
Identifiable Segment Assets	$194,822	$268,991
Total
Net Revenues(1)	$415,327	$463,563
Operating Expenses	324,151	342,956
Other Expenses(2)	7,366	8,058
Operating Income	83,810	112,549
Income from Equity Method Investments	2,211	2,125
Pre-Tax Income	$86,021	$114,674
Identifiable Segment Assets	$1,844,937	$1,417,653

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2019	2018
Investment Banking(A)	$6,487	$(1,428)
Investment Management	1,756	1,608
Total Other Revenue, net	$8,243	$180

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and lines of credit of $2,264 and $2,261 for the three months ended March 31, 2019 and 2018, respectively.

(2)	Other Expenses are as follows:

	For the Three Months Ended March 31,
	2019	2018
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,072	$3,983
Special Charges	1,029	1,897
Intangible Asset and Other Amortization	2,157	2,157
Total Investment Banking	7,258	8,037
Investment Management
Acquisition and Transition Costs	108	21
Total Investment Management	108	21
Total Other Expenses	$7,366	$8,058
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2019	2018
Net Revenues:(1)
United States	$274,122	$386,517
Europe and Other	129,284	65,230
Latin America	3,678	11,636
Total	$407,084	$463,383
(1) Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	March 31, 2019	December 31, 2018
Total Assets:
United States	$1,522,403	$1,757,589
Europe and Other	255,642	298,917
Latin America	66,892	69,161
Total	$1,844,937	$2,125,667

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Evercore Inc.'s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.
Forward-Looking Statements
This report contains, or incorporates by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "backlog," "believes," "expects," "potential," "probable," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" discussed in the Annual Report on Form 10-K for the year ended December 31, 2018. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law.
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
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 and January 1, 2017. These awards were paid, and are due to be paid, in cash or Class A Shares, at our discretion, in three equal installments in the first quarter of 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013) and in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements.
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
Other Expenses
Other Expenses include the following:

•
Amortization of LP Units and Certain Other Awards - Includes amortization costs associated with the vesting of Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.

•
Special Charges - Includes expenses in 2019 related to the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of our headquarters in New York. Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing our agency trading platform in the U.K.

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
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in ABS, Atalanta Sosnoff and Luminis are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes" which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. Excess tax benefits and deficiencies from the delivery of Class A Shares under share-based payment arrangements are recognized in our Provision for Income Taxes. In addition, net deferred tax assets are impacted by changes to statutory tax rates in the period of enactment.
Noncontrolling Interest
We record noncontrolling interest relating to the ownership interests of certain of our current and former Senior Managing Directors and other officers and their estate planning vehicles in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 14 to our unaudited condensed consolidated financial statements herein, Evercore Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.

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

Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2019 and 2018. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended March 31,
	2019	2018	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$325,844	$378,315	(14%)
Underwriting Fees	26,920	30,279	(11%)
Commissions and Related Fees	41,937	43,034	(3%)
Asset Management and Administration Fees	12,383	11,755	5%
Other Revenue, Including Interest and Investments	12,335	4,529	172%
Total Revenues	419,419	467,912	(10%)
Interest Expense	4,092	4,349	(6%)
Net Revenues	415,327	463,563	(10%)
Expenses
Operating Expenses	324,151	342,956	(5%)
Other Expenses	7,366	8,058	(9%)
Total Expenses	331,517	351,014	(6%)
Income Before Income from Equity Method Investments and Income Taxes	83,810	112,549	(26%)
Income from Equity Method Investments	2,211	2,125	4%
Income Before Income Taxes	86,021	114,674	(25%)
Provision for Income Taxes	7,821	4,938	58%
Net Income	78,200	109,736	(29%)
Net Income Attributable to Noncontrolling Interest	10,968	14,193	(23%)
Net Income Attributable to Evercore Inc.	$67,232	$95,543	(30%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$1.52	$2.10	(28%)
As of March 31, 2019 and 2018, we employed approximately 1,750 and 1,600 people, respectively, worldwide.
Three Months Ended March 31, 2019 versus March 31, 2018
Net Revenues were $415.3 million for the three months ended March 31, 2019, a decrease of $48.2 million, or 10%, versus Net Revenues of $463.6 million for the three months ended March 31, 2018. Advisory Fees decreased 14%, Underwriting Fees decreased 11% and Commissions and Related Fees decreased 3% compared to the three months ended March 31, 2018. Asset Management and Administration Fees increased 5% compared to the three months ended March 31, 2018. Other Revenue, Including Interest and Investments, for the three months ended March 31, 2019 was 172% higher than for the three months ended March 31, 2018, which was primarily attributable to gains on the investment funds portfolio which is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $324.2 million for the three months ended March 31, 2019, as compared to $343.0 million for the three months ended March 31, 2018, a decrease of $18.8 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $243.6 million for the three months ended March 31, 2019, a decrease of $28.0 million, or 10%, versus expense of $271.6 million for the three months ended March 31, 2018. The decrease was primarily due to decreased incentive compensation related to the 10% decrease in Net Revenues. Headcount increased 9% from March 31, 2018 to March 31, 2019. Non-compensation expenses, as a component of Operating Expenses, were $80.6 million for the three months ended

March 31, 2019, an increase of $9.2 million, or 13%, versus $71.4 million for the three months ended March 31, 2018. Non-compensation operating expenses increased compared to the three months ended March 31, 2018, primarily driven by increased headcount, increased occupancy costs, including higher expenses associated with the expansion of our headquarters in New York, and higher professional fees.
Total Other Expenses of $7.4 million for the three months ended March 31, 2019 included compensation costs of $4.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $1.0 million, primarily related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, intangible asset and other amortization of $2.2 million and Acquisition and Transition Costs of $0.1 million. Total Other Expenses of $8.1 million for the three months ended March 31, 2018 included compensation costs of $4.0 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $1.9 million, primarily related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K., Acquisition and Transition Costs of $0.02 million and intangible asset and other amortization of $2.2 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 60% for the three months ended March 31, 2019, compared to 59% for the three months ended March 31, 2018.
Income from Equity Method Investments was $2.2 million for the three months ended March 31, 2019, as compared to $2.1 million for the three months ended March 31, 2018. The increase was primarily a result of an increase in earnings from Luminis during the three months ended March 31, 2019.
The provision for income taxes for the three months ended March 31, 2019 was $7.8 million, which reflected an effective tax rate of 9%. The provision for income taxes for the three months ended March 31, 2018 was $4.9 million, which reflected an effective tax rate of 4%. The provision for income taxes for the three months ended March 31, 2019 and 2018 reflects the impact of the deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price of $12.2 million and $21.9 million, respectively, as well as the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units, and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $11.0 million for the three months ended March 31, 2019 compared to $14.2 million for the three months ended March 31, 2018. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income allocated to Evercore LP during the three months ended March 31, 2019.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2019	2018	Change
	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)	$325,844	$378,315	(14%)
Underwriting Fees(2)	26,920	30,279	(11%)
Commissions and Related Fees	41,937	43,034	(3%)
Other Revenue, net(3)	6,487	(1,428)	NM
Net Revenues	401,188	450,200	(11%)
Expenses
Operating Expenses	311,910	331,683	(6%)
Other Expenses	7,258	8,037	(10%)
Total Expenses	319,168	339,720	(6%)
Operating Income(4)	82,020	110,480	(26%)
Income from Equity Method Investments(5)	255	—	NM
Pre-Tax Income	$82,275	$110,480	(26%)

(1)	Includes client related expenses of $7.6 million and $5.3 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes client related expenses of $2.4 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively.

(3)	Includes interest expense on the Notes Payable, subordinated borrowings and lines of credit of $2.3 million for the three months ended March 31, 2019 and 2018.

(4)	Includes Noncontrolling Interest of $0.4 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

(5)	Equity in Luminis is classified as Income from Equity Method Investments.

For the three months ended March 31, 2019, the dollar value of North American announced and completed M&A activity increased 11% and 36%, respectively, compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, the dollar value of Global announced M&A deals decreased 17% and Global completed M&A activity increased 11%, compared to the three months ended March 31, 2018. The dollar value of North American announced M&A activity between $1 - $5 billion decreased 22% and the dollar value of Global announced M&A activity between $1 - $5 billion decreased 25% compared to the three months ended March 31, 2018:

	For the Three Months Ended March 31,
	2019	2018	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$529	$476	11%
Value of North American M&A Deals Announced between $1 - $5 billion	$71	$91	(22%)
Value of North American M&A Deals Completed	$408	$301	36%
Value of Global M&A Deals Announced	$946	$1,139	(17%)
Value of Global M&A Deals Announced between $1 - $5 billion	$178	$237	(25%)
Value of Global M&A Deals Completed	$757	$684	11%
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	217	201	8%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	69	63	10%

* Source: Thomson Reuters April 2, 2019
** Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
Three Months Ended March 31, 2019 versus March 31, 2018
Net Investment Banking Revenues were $401.2 million for the three months ended March 31, 2019, compared to $450.2 million for the three months ended March 31, 2018, which represented a decrease of 11%. We earned 217 fees from Advisory clients for the three months ended March 31, 2019 compared to 201 for the three months ended March 31, 2018, representing an 8% increase. We had 69 fees earned in excess of $1.0 million for the three months ended March 31, 2019, compared to 63 for the three months ended March 31, 2018, representing a 10% increase. The decrease in revenues from the three months ended March 31, 2018 primarily reflects a decrease of $52.5 million, or 14%, in Advisory fees, resulting from a decline in revenue earned from large transactions. The decrease in revenues from the three months ended March 31, 2018 was also partially attributed to a decrease of $3.4 million, or 11%, in Underwriting Fees, primarily due to a decrease in fees from our Mexico business, which was partially offset by an increase in fees from our U.S. business. We participated in 22 underwriting transactions for the three months ended March 31, 2019 (compared to 20 for the three months ended March 31, 2018), 16 of which were as a bookrunner (compared to 17 for the three months ended March 31, 2018). Commissions and Related Fees decreased $1.1 million, or 3%, principally driven by the trend of institutional clients adjusting the level of payments for research services. Other Revenue, net, for the three months ended March 31, 2019 was higher than the three months ended March 31, 2018, primarily reflecting gains on the investment funds portfolio which is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $311.9 million for the three months ended March 31, 2019, compared to $331.7 million for the three months ended March 31, 2018, a decrease of $19.8 million, or 6%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $235.0 million for the three months ended March 31, 2019, as compared to $263.6 million for the three months ended March 31, 2018, a decrease of $28.6 million, or 11%. The decrease was primarily due to decreased incentive compensation related to the 11% decrease in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $76.9 million for the three months ended March 31, 2019, as compared to $68.1 million for the three months ended March 31, 2018, an increase of $8.8 million, or 13%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased occupancy costs, including higher expenses associated with the expansion of our headquarters in New York, and higher professional fees.
Other Expenses of $7.3 million for the three months ended March 31, 2019 included compensation costs of $4.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $1.0 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and intangible asset and other amortization of $2.2 million. Other Expenses of $8.0 million for the three months ended March 31, 2018 included compensation costs of $4.0 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $1.9 million related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K. and intangible asset and other amortization of $2.2 million.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2019	2018	Change
	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$11,438	$10,969	4%
Institutional Asset Management	945	786	20%
Asset Management and Administration Fees	12,383	11,755	5%
Other Revenue, net	1,756	1,608	9%
Net Revenues	14,139	13,363	6%
Expenses
Operating Expenses	12,241	11,273	9%
Other Expenses	108	21	414%
Total Expenses	12,349	11,294	9%
Operating Income(1)	1,790	2,069	(13%)
Income from Equity Method Investments(2)	1,956	2,125	(8%)
Pre-Tax Income	$3,746	$4,194	(11%)

(1)	Includes Noncontrolling Interest of $0.9 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following activities:

•
Wealth Management - conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements.

•	Institutional Asset Management - conducted through ECB. Fee-based revenues from ECB are primarily earned on a percentage of AUM.

•
Private Equity - conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of March 31, 2019, there was no previously distributed carried interest received from the funds that was subject to repayment.

•
We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

Assets Under Management
AUM for our Investment Management businesses of $9.8 billion at March 31, 2019 increased compared to $9.1 billion at December 31, 2018. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 67% and 63% of Level I investments, 29% and 32% of Level II investments and 4% and 5% of Level III investments as of March 31, 2019 and December 31, 2018, respectively. Institutional Asset Management maintained 81% and 82% of Level I investments and 19% and 18% of Level II investments as of March 31, 2019 and December 31, 2018, respectively.
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
The following table summarizes AUM activity for the three months ended March 31, 2019:

	Wealth Management	Institutional Asset Management	Total
	(dollars in millions)
Balance at December 31, 2018	$7,560	$1,575	$9,135
Inflows	213	301	514
Outflows	(183)	(297)	(480)
Market Appreciation	537	49	586
Balance at March 31, 2019	$8,127	$1,628	$9,755

Unconsolidated Affiliates - Balance at March 31, 2019:
Atalanta Sosnoff	$—	$6,232	$6,232
ABS	$—	$5,558	$5,558
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of March 31, 2019:

	Wealth Management	Institutional Asset Management
Equities	57%	30%
Fixed Income	28%	70%
Liquidity(1)	10%	—%
Alternatives	5%	—%
Total	100%	100%
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
For the three months ended March 31, 2019, AUM for Wealth Management increased 8%, primarily reflecting an increase due to market appreciation. Wealth Management lagged the S&P 500 on a 1 year basis by approximately 2% and outperformed the S&P 500 on a 3 year basis by approximately 1% during the period. Wealth Management lagged the fixed income composite on a 1 and 3 year basis by approximately 60 basis points and 10 basis points, respectively. For the period, the S&P 500 was up approximately 14% and the fixed income composite was up approximately 2%.
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
For the three months ended March 31, 2019, AUM for Institutional Asset Management increased 3%, primarily reflecting an increase due to market appreciation. ECB's AUM market appreciation reflects favorable market volatility, as well as the impact of the fluctuation of foreign currency. ECB outperformed the fixed income index on two of their three portfolios and lagged the equities index for the three months ended March 31, 2019.
AUM from our unconsolidated affiliates increased 8% compared to December 31, 2018, related to positive performance in Atalanta Sosnoff and ABS.
Three Months Ended March 31, 2019 versus March 31, 2018
Net Investment Management Revenues were $14.1 million for the three months ended March 31, 2019, compared to $13.4 million for the three months ended March 31, 2018. Asset Management and Administration Fees earned from the management of client portfolios increased 5% from the three months ended March 31, 2018, primarily driven by an increase of $0.5 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.01 million of revenues from performance fees for the three months ended March 31, 2019 and 2018. Income from Equity Method Investments decreased from the three months ended March 31, 2018, primarily as a result of a decrease in earnings from our investment in ABS.
Operating Expenses were $12.2 million for the three months ended March 31, 2019, as compared to $11.3 million for the three months ended March 31, 2018, an increase of $1.0 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $8.5 million for the three months ended March 31, 2019, as compared to $8.0 million for the three months ended March 31, 2018, an increase of $0.5 million, or 6%. Non-compensation expenses, as a component of Operating Expenses, were $3.7 million for the three months ended March 31, 2019, as compared to $3.3 million for the three months ended March 31, 2018, an increase of $0.4 million, or 12%.
Other Expenses included Acquisition and Transition Costs of $0.1 million and $0.02 million for the three months ended March 31, 2019 and 2018, respectively.

Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including bonuses to our employees and interest expense on our repurchase agreements, Notes Payable, subordinated borrowings and lines of credit, and the payment of income taxes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year's results. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$78,200	$109,736
Non-cash charges	101,203	74,331
Other operating activities	(592,151)	(224,752)
Operating activities	(412,748)	(40,685)
Investing activities	80,393	28,153
Financing activities	(123,148)	(191,968)
Effect of exchange rate changes	3,868	3,473
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(451,635)	(201,027)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	800,096	617,385
End of Period	$348,461	$416,358
Three Months Ended March 31, 2019. Cash, Cash Equivalents and Restricted Cash were $348.5 million at March 31, 2019, a decrease of $451.6 million versus Cash, Cash Equivalents and Restricted Cash of $800.1 million at December 31, 2018. Operating activities resulted in a net outflow of $412.7 million, primarily related to the payment of 2018 bonus awards, partially offset by earnings. Cash of $80.4 million was provided by investing activities primarily related to the maturity of certificates of deposit, partially offset by purchases of furniture, equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York. Financing activities during the period used cash of $123.1 million, primarily for purchases of treasury stock, the payment of dividends and distributions to noncontrolling interest holders, partially offset by short-term borrowings.
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
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing advisory transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our repurchase agreements, Notes Payable, lines of credit and other financing arrangements and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.
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

For a further discussion of risks related to our business, refer to "Risk Factors" in our Form 10-K for the year ended December 31, 2018.
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to offset the dilutive effect of equity awards granted as compensation (see Note 16 to our unaudited condensed consolidated financial statements for further information). The amount of cash required for these share repurchases is a function of the mix of equity and deferred cash compensation awarded for the annual bonus awards (see further discussion on deferred compensation under Other Commitments below). In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2019, we repurchased 270,030 Class A Shares, at an average cost per share of $74.07, for $20.0 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2019, we repurchased 979,480 Class A Shares, at an average cost per share of $89.53 for $87.7 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,249,510 Class A Shares repurchased during the three months ended March 31, 2019, were acquired for aggregate purchase consideration of $107.7 million, at an average cost per share of $86.19.
On March 29, 2018, we purchased, at fair value, an additional 15% of PCA for $25.5 million.
Private Placement
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A Notes, $67.0 million aggregate principal amount of our 5.23% Series B Notes, $48.0 million aggregate principal amount of our 5.48% Series C Notes and $17.0 million aggregate principal amount of our 5.58% Series D Notes pursuant to the Note Purchase Agreement dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the Private Placement Notes is payable semi-annually and the Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the Private Placement Notes plus accrued and unpaid interest to the prepayment date. The Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2019, we were in compliance with all of these covenants.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We were in compliance with these covenants as of March 31, 2019. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30.0 million on this facility, which was repaid on March 2, 2018. The facility was most recently renewed on June 21, 2018, and the maturity date was extended to June 21, 2019. On March 11, 2019, East drew down $30.0 million on this facility.

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
We had a commitment at March 31, 2019 for contingent consideration related to an arrangement with the former employer of certain RECA employees. For further information see Note 17 to our unaudited condensed consolidated financial statements.
Pursuant to deferred compensation and deferred consideration arrangements, we are obligated to make cash payments in future periods. Further, we make investments to hedge the economic risk of the return on deferred compensation. For further information see Notes 7 and 16 to our unaudited condensed consolidated financial statements.
Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 18 to our unaudited condensed consolidated financial statements.
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York. We expect to spend approximately $28 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. For further information see Note 10 to our unaudited condensed consolidated financial statements.
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 2.1 years, as of March 31, 2019, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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
As of March 31, 2019 and December 31, 2018, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	March 31, 2019		December 31, 2018
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$16,978		$22,349
Securities Purchased Under Agreements to Resell	8,570	$8,577	2,696	$2,701
Total Assets	$25,548		$25,045
Liabilities
Securities Sold Under Agreements to Repurchase	(25,552)	$(25,532)	(25,075)	$(25,099)
Net Liabilities	$(4)		$(30)
Risk Measures
VaR	$3		$6
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(1)		$(1)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$1		$1
Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York. Under the terms of the agreement, we committed to extend the lease term for our current space and add space on up to seven additional floors, three of which commenced as of the lease’s effective date. We anticipate we will take possession of the remainder of these floors over the next five years. The lease term for all current and prospective space will end on June 30, 2034. When all floors have commenced, we will have approximately 350 thousand square feet of space at this location. For further information see Note 10 to our unaudited condensed consolidated financial statements.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $12.9 million and $15.2 million as of March 31, 2019 and December 31, 2018, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.

We also had a commitment at March 31, 2019 for contingent consideration related to an arrangement with the former employer of certain RECA employees. For further information see Note 17 to our unaudited condensed consolidated financial statements.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of March 31, 2019, the fair value of our investments with these products, based on closing prices, was $65.2 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $6.5 million for the three months ended March 31, 2019.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.7 million for the three months ended March 31, 2019.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in the United Kingdom and Mexico, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues has been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and our European revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2019, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $2.9 million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
In April 2019, we entered into three month futures contracts on a stock index fund with a notional amount of $14.8 million for $0.7 million, as an economic hedge against our deferred cash compensation program. In accordance with ASC 815, these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded minimal bad debt expense for each of the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, total receivables recorded in Accounts Receivable amounted to $357.0 million and $309.1 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $60.8 million and $60.9 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of March 31, 2019, there were no contract assets recorded in Other Current Assets, and total contract assets recorded in Other Assets amounted to $2.6 million. As of December 31, 2018, total contract assets recorded in Other Current Assets and Other Assets amounted to $2.8 million and $0.5 million, respectively.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2019, we had Marketable Securities of $213.5 million, of which 69% were corporate and municipal securities and treasury bills and notes, primarily with S&P ratings ranging from AAA to BB+.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.
We adopted ASC 842 on January 1, 2019, which requires the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. See Notes 2 and 3 to our unaudited condensed consolidated financial statements for further information.
Recently Issued Accounting Standards
For a discussion of other recently issued accounting standards and their impact or potential impact on our consolidated financial statements, see Note 3 to our unaudited condensed consolidated financial statements.

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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings (including the matter described below), individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450 when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
Beginning on or about November 16, 2016, several putative securities class action complaints were filed against Adeptus and certain others, including EGL as underwriter, in connection with Adeptus’ June 2014 initial public offering and May 2015, July 2015, and June 2016 secondary public offerings. The cases were consolidated in the U.S. District Court for the Eastern District of Texas where a consolidated complaint was filed asserting, in part, that the offering materials issued in connection with the four public offerings violated the U.S. Securities Act of 1933 by containing alleged misstatements and omissions. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy and was subsequently removed as a defendant. On November 21, 2017, the plaintiffs filed a consolidated complaint, and the defendants filed motions to dismiss on February 5, 2018. On September 12, 2018, the defendants' motions to dismiss were granted as to the claims relating to the initial public offering and the May 2015 secondary public offering, but denied as to the claims relating to the July 2015 and June 2016 secondary public offerings. EGL underwrote approximately 293,250 shares of common stock in the July 2015 secondary public offering, representing an aggregate offering price of approximately $30.8 million, but did not underwrite any shares in the June 2016 secondary public offering. On September 25, 2018, the plaintiffs filed an amended complaint relating only to the July 2015 and June 2016 secondary public offerings. On December 7, 2018, the plaintiffs filed a motion for class certification, and the defendants filed briefs in opposition. On February 16, 2019, the plaintiffs filed a second amended complaint after having been granted leave to amend by the court. On March 4, 2019, the defendants filed a motion to dismiss as to the second amended complaint.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2019	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	272,004	$74.05	270,030	6,209,388
February 1 to February 28	912,817	89.29	—	6,209,388
March 1 to March 31	64,689	93.53	—	6,209,388
Total January 1 to March 31	1,249,510	$86.19	270,030	6,209,388

(1)	Includes the repurchase of 979,480 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2019.

(2)
On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, Evercore is able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, are formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 2, 2019

Evercore Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer