Form 10-Q
period 2019-06-30
Evercore Inc.
filed 2019-08-01
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 24, 2019 was 39,871,985. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 24, 2019 was 87 (excluding 13 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash and Cash Equivalents	$374,321	$790,590
Marketable Securities and Certificates of Deposit	217,049	304,627
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,798	22,349
Securities Purchased Under Agreements to Resell	2,975	2,696
Accounts Receivable (net of allowances of $7,359 and $6,037 at June 30, 2019 and December 31, 2018, respectively)	316,878	309,075
Receivable from Employees and Related Parties	19,709	23,836
Other Current Assets	109,834	28,444
Total Current Assets	1,063,564	1,481,617
Investments	89,520	90,644
Deferred Tax Assets	272,140	241,092
Operating Lease Right-of-Use Assets	178,241	—
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $101,600 and $89,494 at June 30, 2019 and December 31, 2018, respectively)	103,510	81,069
Goodwill	131,600	131,387
Intangible Assets (net of accumulated amortization of $45,816 and $41,217 at June 30, 2019 and December 31, 2018, respectively)	5,779	10,378
Other Assets	95,395	89,480
Total Assets	$1,939,749	$2,125,667
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$245,061	$602,122
Accounts Payable and Accrued Expenses	46,144	37,948
Securities Sold Under Agreements to Repurchase	25,781	25,075
Payable to Employees and Related Parties	45,651	31,894
Operating Lease Liabilities	33,360	—
Taxes Payable	3,918	33,621
Other Current Liabilities	12,056	19,031
Total Current Liabilities	411,971	749,691
Operating Lease Liabilities	184,553	—
Notes Payable	168,748	168,612
Amounts Due Pursuant to Tax Receivable Agreements	94,411	94,411
Other Long-term Liabilities	105,231	105,014
Total Liabilities	964,914	1,117,728
Commitments and Contingencies (Note 17)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 68,508,501 and 65,872,014 issued at June 30, 2019 and December 31, 2018, respectively, and 39,864,606 and 39,748,576 outstanding at June 30, 2019 and December 31, 2018, respectively)	685	659
Class B, par value $0.01 per share (1,000,000 shares authorized, 87 and 86 issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	—	—
Additional Paid-In-Capital	1,916,503	1,818,100
Accumulated Other Comprehensive Income (Loss)	(31,988)	(30,434)
Retained Earnings	463,002	364,882
Treasury Stock at Cost (28,643,895 and 26,123,438 shares at June 30, 2019 and December 31, 2018, respectively)	(1,609,916)	(1,395,087)
Total Evercore Inc. Stockholders' Equity	738,286	758,120
Noncontrolling Interest	236,549	249,819
Total Equity	974,835	1,007,939
Total Liabilities and Equity	$1,939,749	$2,125,667

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Investment Banking:
Advisory Fees	$443,580	$362,995	$769,424	$741,310
Underwriting Fees	16,910	21,065	43,830	51,344
Commissions and Related Fees	48,660	51,076	90,597	94,110
Asset Management and Administration Fees	12,419	12,170	24,802	23,925
Other Revenue, Including Interest and Investments	13,640	6,239	25,975	10,768
Total Revenues	535,209	453,545	954,628	921,457
Interest Expense	4,163	5,068	8,255	9,417
Net Revenues	531,046	448,477	946,373	912,040
Expenses
Employee Compensation and Benefits	314,323	265,591	561,955	541,085
Occupancy and Equipment Rental	18,062	14,478	34,279	27,882
Professional Fees	20,511	20,833	39,335	36,883
Travel and Related Expenses	19,397	17,622	37,061	33,978
Communications and Information Services	11,481	10,360	22,627	21,044
Depreciation and Amortization	7,666	6,746	14,704	13,394
Execution, Clearing and Custody Fees	3,199	1,560	6,218	4,750
Special Charges	1,029	—	2,058	1,897
Acquisition and Transition Costs	—	—	108	21
Other Operating Expenses	8,544	6,505	17,384	13,775
Total Expenses	404,212	343,695	735,729	694,709
Income Before Income from Equity Method Investments and Income Taxes	126,834	104,782	210,644	217,331
Income from Equity Method Investments	2,453	2,419	4,664	4,544
Income Before Income Taxes	129,287	107,201	215,308	221,875
Provision for Income Taxes	32,030	25,541	39,851	30,479
Net Income	97,257	81,660	175,457	191,396
Net Income Attributable to Noncontrolling Interest	15,515	12,729	26,483	26,922
Net Income Attributable to Evercore Inc.	$81,742	$68,931	$148,974	$164,474
Net Income Attributable to Evercore Inc. Common Shareholders	$81,742	$68,931	$148,974	$164,474
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,546	40,889	40,522	40,653
Diluted	43,376	45,299	43,766	45,377
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$2.02	$1.69	$3.68	$4.05
Diluted	$1.88	$1.52	$3.40	$3.62

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$97,257	$81,660	$175,457	$191,396
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Marketable Securities and Investments, net	(63)	119	(670)	(422)
Foreign Currency Translation Adjustment Gain (Loss), net	(4,007)	(6,496)	(1,148)	(2,301)
Other Comprehensive Income (Loss)	(4,070)	(6,377)	(1,818)	(2,723)
Comprehensive Income	93,187	75,283	173,639	188,673
Comprehensive Income Attributable to Noncontrolling Interest	14,926	11,789	26,219	26,503
Comprehensive Income Attributable to Evercore Inc.	$78,261	$63,494	$147,420	$162,170

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended June 30, 2019
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2019	68,441,333	$684	$1,890,069	$(28,507)	$408,281	(27,372,948)	$(1,502,780)	$238,211	$1,005,958
Net Income	—	—	—	—	81,742	—	—	15,515	97,257
Other Comprehensive Income (Loss)	—	—	—	(3,481)	—	—	—	(589)	(4,070)
Treasury Stock Purchases	—	—	—	—	—	(1,270,947)	(107,136)	—	(107,136)
Evercore LP Units Converted into Class A Common Stock	19,529	—	13,035	—	—	—	—	(754)	12,281
Equity-based Compensation Awards	47,639	1	54,881	—	—	—	—	6,610	61,492
Dividends	—	—	—	—	(27,021)	—	—	—	(27,021)
Noncontrolling Interest (Note 14)	—	—	(41,482)	—	—	—	—	(22,444)	(63,926)
Balance at June 30, 2019	68,508,501	$685	$1,916,503	$(31,988)	$463,002	(28,643,895)	$(1,609,916)	$236,549	$974,835

	For the Six Months Ended June 30, 2019
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2018	65,872,014	$659	$1,818,100	$(30,434)	$364,882	(26,123,438)	$(1,395,087)	$249,819	$1,007,939
Net Income	—	—	—	—	148,974	—	—	26,483	175,457
Other Comprehensive Income (Loss)	—	—	—	(1,554)	—	—	—	(264)	(1,818)
Treasury Stock Purchases	—	—	—	—	—	(2,520,457)	(214,829)	—	(214,829)
Evercore LP Units Converted into Class A Common Stock	256,896	2	29,327	—	—	—	—	(11,177)	18,152
Equity-based Compensation Awards	2,379,591	24	110,558	—	—	—	—	12,116	122,698
Dividends	—	—	—	—	(50,854)	—	—	—	(50,854)
Noncontrolling Interest (Note 14)	—	—	(41,482)	—	—	—	—	(40,428)	(81,910)
Balance at June 30, 2019	68,508,501	$685	$1,916,503	$(31,988)	$463,002	(28,643,895)	$(1,609,916)	$236,549	$974,835

	For the Three Months Ended June 30, 2018
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2018	65,391,119	$654	$1,666,292	$(26,049)	$153,605	(24,439,399)	$(1,244,642)	$224,473	$774,333
Net Income	—	—	—	—	68,931	—	—	12,729	81,660
Other Comprehensive Income (Loss)	—	—	—	(5,437)	—	—	—	(940)	(6,377)
Treasury Stock Purchases	—	—	—	—	—	(239,593)	(21,285)	—	(21,285)
Evercore LP Units Converted into Class A Common Stock	194,592	2	9,053	—	—	—	—	(7,229)	1,826
Equity-based Compensation Awards	37,643	—	46,554	—	—	—	—	4,875	51,429
Dividends	—	—	—	—	(23,721)	—	—	—	(23,721)
Noncontrolling Interest (Note 14)	—	—	(231)	—	—	—	—	(6,634)	(6,865)
Balance at June 30, 2018	65,623,354	$656	$1,721,668	$(31,486)	$198,815	(24,678,992)	$(1,265,927)	$227,274	$851,000

	For the Six Months Ended June 30, 2018
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2017	62,119,904	$621	$1,600,699	$(31,411)	$79,461	(23,017,750)	$(1,105,406)	$252,404	$796,368
Cumulative Effect of Accounting Change(1)	—	—	—	2,229	(2,229)	—	—	—	—
Net Income	—	—	—	—	164,474	—	—	26,922	191,396
Other Comprehensive Income (Loss)	—	—	—	(2,304)	—	—	—	(419)	(2,723)
Treasury Stock Purchases	—	—	—	—	—	(1,661,242)	(160,521)	—	(160,521)
Evercore LP Units Converted into Class A Common Stock	1,054,707	11	56,968	—	—	—	—	(41,565)	15,414
Equity-based Compensation Awards	2,448,743	24	89,459	—	—	—	—	9,997	99,480
Dividends	—	—	—	—	(42,891)	—	—	—	(42,891)
Noncontrolling Interest (Note 14)	—	—	(25,458)	—	—	—	—	(20,065)	(45,523)
Balance at June 30, 2018	65,623,354	$656	$1,721,668	$(31,486)	$198,815	(24,678,992)	$(1,265,927)	$227,274	$851,000
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

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net Income	$175,457	$191,396
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Net (Gains) Losses on Investments, Marketable Securities and Contingent Consideration	(9,985)	1,941
Equity Method Investments	3,402	3,673
Equity-Based and Other Deferred Compensation	192,286	141,225
Depreciation, Amortization and Accretion	28,214	13,523
Bad Debt Expense	1,750	1,622
Deferred Taxes	(12,427)	(1,576)
Decrease (Increase) in Operating Assets:
Marketable Securities	(514)	36
Financial Instruments Owned and Pledged as Collateral at Fair Value	120	508
Securities Purchased Under Agreements to Resell	(210)	(50)
Accounts Receivable	(9,800)	(92,014)
Receivable from Employees and Related Parties	4,133	(4,075)
Other Assets	(87,498)	(4,401)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(411,865)	(81,922)
Accounts Payable and Accrued Expenses	(176)	6,506
Securities Sold Under Agreements to Repurchase	68	(447)
Payables to Employees and Related Parties	13,757	13,415
Taxes Payable	(29,702)	(11,125)
Other Liabilities	7,911	(3,728)
Net Cash Provided by (Used in) Operating Activities	(135,079)	174,507
Cash Flows From Investing Activities
Investments Purchased	(2,819)	(45)
Distributions of Private Equity Investments	364	1,578
Marketable Securities:
Proceeds from Sales and Maturities	263,490	41,950
Purchases	(266,486)	(176,202)
Maturity of Certificates of Deposit	100,000	63,527
Purchase of Certificates of Deposit	—	(50,000)
Purchase of Furniture, Equipment and Leasehold Improvements	(26,282)	(7,178)
Net Cash Provided by (Used in) Investing Activities	68,267	(126,370)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	—	830
Distributions to Noncontrolling Interests	(31,696)	(20,584)
Short-Term Borrowings	30,000	30,000
Repayment of Short-Term Borrowings	(30,000)	(30,000)
Repayment of Subordinated Borrowings	—	(6,799)
Purchase of Treasury Stock and Noncontrolling Interests	(265,043)	(185,373)
Dividends	(50,797)	(37,019)
Net Cash Provided by (Used in) Financing Activities	(347,536)	(248,945)
Effect of Exchange Rate Changes on Cash	(1,133)	(1,576)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(415,481)	(202,384)
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	800,096	617,385
Cash, Cash Equivalents and Restricted Cash-End of Period	$384,615	$415,001

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$8,400	$9,636
Payments for Income Taxes	$79,357	$32,796
Accrued Dividends	$7,125	$5,869
Purchase of Noncontrolling Interest	$2,701	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 – Organization
Evercore Inc., together with its subsidiaries (the "Company"), is an investment banking and investment management firm, incorporated in Delaware and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in, and is the sole general partner of, Evercore LP, a Delaware limited partnership ("Evercore LP"). The Company operates from its offices and through its affiliates in North America, Europe, the Middle East and Asia.
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
Evercore ISI International Limited ("ISI U.K."), Evercore Partners International LLP ("Evercore U.K.") and Evercore (Japan) Ltd. ("Evercore Japan") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for ISI U.K. and Evercore Japan (as of January 1, 2019 for Evercore Japan), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition ISI U.K., Evercore U.K. and Evercore Japan assets of $161,095 and liabilities of $101,937 at June 30, 2019 and ISI U.K. and Evercore U.K. assets of $190,223 and liabilities of $122,460 at December 31, 2018.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
The Company adopted ASC 842, "Leases" ("ASC 842") on January 1, 2019, using the modified retrospective method of transition. The Company did not have a cumulative-effect adjustment as of the date of adoption. The Company elected to apply the package of practical expedients, which does not require reassessment of whether contracts are or contain leases, of lease classification and of initial direct costs. The Company also elected the transition option in Accounting Standards Update ("ASU") No. 2018-11, "Leases (Topic 842): Targeted Improvements," ("ASU 2018-11") to not apply the new lease standard in comparative periods presented in financial statements in the year of adoption. Following the adoption of ASC 842, the Company includes all leases, including short-term leases, on its Unaudited Condensed Consolidated Statements of Financial Condition. The Company does not separate lease and non-lease components of contracts for leases for the use of office equipment. Operating leases for office space generally contain payments for real estate taxes, common area maintenance and other operating expenses in addition to rent payments; the Company does not include these as part of the lease component.
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
Note 3 – Recent Accounting Pronouncements
ASU 2016-02 – In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC 840, "Leases" ("ASC 840") and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. In July 2018, the FASB issued ASU 2018-11, which provides an additional transition method to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to Retained Earnings for prior periods as of the beginning of the fiscal year of adoption. The amendments in these updates are effective using a modified retrospective approach as of the date of adoption, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The adoption resulted in the present value of the Company's lease commitments being reflected on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as a long-term asset with a corresponding liability, classified as current and non-current. Right-of-use assets are subject to certain adjustments for lease incentives and initial direct costs. The Company's lease commitments primarily relate to office space, as discussed in Note 10. The impact on the Company's earnings is not materially different from the prior expense related to leases as required under legacy U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Unaudited Condensed Consolidated Statements of Operations, and there was no impact on the Company's cash flows. The Company recorded lease liabilities of $217,913 on its Unaudited Condensed Consolidated

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Statements of Financial Condition as of June 30, 2019, along with associated right-of-use assets of $178,241, which reflect the lease liabilities recognized, subject to certain adjustments for lease incentives and initial direct costs.
ASU 2016-13 – In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 provides amendments to ASC 326, "Financial Instruments - Credit Losses," which amend the guidance on the impairment of financial instruments and adds an impairment model (the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Entities will recognize an allowance for its estimate of expected credit losses as of the end of each reporting period. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company currently uses the specific identification method for establishing credit provisions and write-offs of its trade accounts receivable. The Company anticipates adopting ASU 2016-13 on January 1, 2020. The Company is currently assessing the impact of this update but does not anticipate a material difference between the current method and the CECL model.
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
ASU 2018-07 – In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). ASU 2018-07 provides amendments to ASC 718, "Compensation - Stock Compensation" to align the accounting for share-based payment awards issued to employees and nonemployees, particularly surrounding the measurement date and impact of performance conditions. The amendments in this update are effective during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The amendments in this update should be applied by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the date of adoption, and prospectively for all new awards granted after the date of adoption. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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
Note 4 – Revenue

The following table presents revenue recognized by the Company for the three and six months ended June 30, 2019 and 2018:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investment Banking:
Advisory Fees	$443,580	$362,995	$769,424	$741,310
Underwriting Fees	16,910	21,065	43,830	51,344
Commissions and Related Fees	48,660	51,076	90,597	94,110
Total Investment Banking	$509,150	$435,136	$903,851	$886,764

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$11,815	$11,297	$23,253	$22,266
Institutional Asset Management	604	873	1,549	1,659
Total Investment Management	$12,419	$12,170	$24,802	$23,925

Contract Balances
The change in the Company’s contract assets and liabilities during the periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the six months ended June 30, 2019 and 2018 are as follows:

	For the Six Months Ended June 30, 2019
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(4)	Deferred Revenue (Current Contract Liabilities)(5)	Deferred Revenue (Long-term Contract Liabilities)(6)
Balance at January 1, 2019	$309,075	$60,948	$2,833	$541	$4,016	$1,731
Increase (Decrease)	7,803	1,700	72,701	6,740	1,049	(812)
Balance at June 30, 2019	$316,878	$62,648	$75,534	$7,281	$5,065	$919

	For the Six Months Ended June 30, 2018
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(4)	Deferred Revenue (Current Contract Liabilities)(5)	Deferred Revenue (Long-term Contract Liabilities)(6)
Balance at January 1, 2018	$184,993	$34,008	$—	$—	$3,147	$1,834
Increase (Decrease)	89,004	17,610	—	—	3,234	(103)
Balance at June 30, 2018	$273,997	$51,618	$—	$—	$6,381	$1,731

(1)	Included in Accounts Receivable on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(3)	Included in Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(4)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(5)	Included in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.

(6)	Included in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized revenue of $5,027 and $7,493 on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019, respectively, and $2,402 and $5,244 for the three and six months ended June 30, 2018, respectively, that was previously included in deferred revenue on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.

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
Note 5 – Special Charges and Intangible Asset Amortization
Special Charges
The Company recognized $1,029 and $2,058 for the three and six months ended June 30, 2019, respectively, as Special Charges incurred related to the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of the Company's headquarters in New York. The Company recognized $1,897 for the six months ended June 30, 2018, as Special Charges incurred related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $2,190 for the three months ended June 30, 2019 and 2018 and $4,380 for the six months ended June 30, 2019 and 2018, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $109 and $219 for the three and six months ended June 30, 2019, respectively, and $109 and $218 for the three and six months ended June 30, 2018, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $14,038 and $16,359 as of June 30, 2019 and December 31, 2018, respectively.
Note 7 – Marketable Securities and Certificates of Deposit
The amortized cost and estimated fair value of the Company's Marketable Securities as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Investments - Debt Securities	$1,933	$35	$—	$1,968	$1,622	$10	$—	$1,632
Securities Investments - Equity Securities	666	—	218	448	666	—	410	256
Debt Securities Carried by EGL	148,179	1,538	—	149,717	147,009	954	—	147,963
Investment Funds	61,784	3,132	—	64,916	56,296	402	1,922	54,776
Total	$212,562	$4,705	$218	$217,049	$205,593	$1,366	$2,332	$204,627

Scheduled maturities of the Company's available-for-sale debt securities within the Securities Investments portfolio as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$618	$620	$391	$391
Due after one year through five years	1,315	1,348	1,231	1,241
Total	$1,933	$1,968	$1,622	$1,632

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at June 30, 2019.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Securities Investments - Debt Securities
Securities Investments - Debt Securities are classified as available-for-sale securities within Marketable Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($3) and ($6) for the three and six months ended June 30, 2019, respectively, and ($22) and ($35) for the three and six months ended June 30, 2018, respectively.
Securities Investments - Equity Securities
Securities Investments - Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $41 and $193 for the three and six months ended June 30, 2019, respectively, and ($54) and ($65) for the three and six months ended June 30, 2018, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills and municipal bonds. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of $465 and $514 for the three and six months ended June 30, 2019, respectively, and ($136) and ($36) for the three and six months ended June 30, 2018, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 16 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $2,112 and $8,699 for the three and six months ended June 30, 2019, respectively, and $1,304 and $1,116 for the three and six months ended June 30, 2018, respectively.
Futures
In April 2019, the Company entered into three month futures contracts on a stock index fund with a notional amount of $14,815 for $680, as an economic hedge against the Company's deferred cash compensation program. These contracts settled in June 2019. In accordance with ASC 815, "Derivatives and Hedging," ("ASC 815") these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized gains of $59 for the three and six months ended June 30, 2019.
Certificates of Deposit
At December 31, 2018, the Company held certificates of deposit of $100,000 with certain banks with original maturities of six months or less when purchased. These certificates of deposit matured during the first quarter of 2019.
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.5 years, as of June 30, 2019, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
As of June 30, 2019 and December 31, 2018, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	June 30, 2019		December 31, 2018
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$22,798		$22,349
Securities Purchased Under Agreements to Resell	2,975	$2,974	2,696	$2,701
Total Assets	$25,773		$25,045
Liabilities
Securities Sold Under Agreements to Repurchase	$(25,781)	$(25,776)	$(25,075)	$(25,099)

Note 9 – Investments
The Company's investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships, equity securities in private companies and investments in G5 Holdings S.A. ("G5"), Glisco Manager Holdings LP and Trilantic Capital Partners ("Trilantic"). The Company's investments are relatively high-risk and illiquid assets.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of June 30, 2019 and December 31, 2018 was as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2019	December 31, 2018
ABS	$36,172	$38,699
Atalanta Sosnoff	12,726	13,291
Luminis	5,608	6,517
Total	$54,506	$58,507

ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC.  Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC are substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At June 30, 2019, the Company's economic ownership interest in ABS was 46%. This investment resulted in earnings of $1,921 and $3,652 for the three and six months ended June 30, 2019, respectively, and $1,891 and $3,763 for the three and six months ended June 30, 2018, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At June 30, 2019, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $313 and $538 for the three and six months ended June 30, 2019, respectively, and $231 and $484 for the three and six months ended June 30, 2018, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At June 30, 2019, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $219 and $474 for the three and six months ended June 30, 2019, respectively, and $297 for the three and six months ended June 30, 2018, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $171 and $342 for the three and six months ended June 30, 2019, respectively, and $223 and $445 for the three and six months ended June 30, 2018, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company records its investment in G5 as a held-to-maturity debt security within Investments on the Unaudited Condensed Consolidated Statements of Financial Condition. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company is accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. This investment had a balance of $9,509 and $9,717 as of June 30, 2019 and December 31, 2018, respectively.

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
During the six months ended June 30, 2019, the Company made an investment of $2,642 in Trilantic VI.
On December 31, 2014, ECP II was terminated. The Company's investment at June 30, 2019 of $765 is comprised of its remaining interest in the general partner, comprised in cash.
A summary of the Company's investments in the private equity funds as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
ECP II	$765	$795
Glisco II, Glisco III and Glisco IV	3,919	3,880
Trilantic IV, Trilantic V and Trilantic VI	10,412	5,125
Total Private Equity Funds	$15,096	$9,800

Net realized and unrealized gains (losses) on private equity fund investments were ($123) and ($127) for the three and six months ended June 30, 2019, respectively, and ($204) and $142 for the three and six months ended June 30, 2018, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2019, there was no previously distributed carried interest received from the funds that was subject to repayment.
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
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $5,108 and $5,445 included in its Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2019 and December 31, 2018, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of June 30, 2019 and December 31, 2018 was $7,672 and $8,048, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the six months ended June 30, 2019, $147 and $2,642 of this investment was allocated to Trilantic Fund V and VI, respectively. From 2010 to 2018, $4,980 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $7,143 and $9,932 as of June 30, 2019 and December 31, 2018, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $436 was unfunded at June 30, 2019. The Company also has a $12,000 commitment to invest in Trilantic Fund VI, of which $9,358 was unfunded at June 30, 2019. The Company funded $2,642 of this commitment during the six months ended June 30, 2019.
Other Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $1,079 as of June 30, 2019 and December 31, 2018.
In May 2019, the Company received preferred equity securities in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $934 as of June 30, 2019.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $1,253 and $1,609 as of June 30, 2019 and December 31, 2018, respectively.
Note 10 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2034. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $12,221 and $23,256 for the three and six months ended June 30, 2019, respectively, and $10,454 and $20,571 for the three and six months ended June 30, 2018, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $5,518 and $5,502, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018, respectively.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other IT related equipment). Rental expense for office equipment totaled $1,004 and $1,927 for the three and six months ended June 30, 2019, respectively, and $799 and $1,259 for the three and six months ended June 30, 2018, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.
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
The Company incurred net operating cash outflows of $8,485 for the six months ended June 30, 2019 related to its operating leases, which were net of cash received from lease incentives of $10,062.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Upon adoption of ASC 842 on January 1, 2019, the Company recorded Right-of-Use Assets on its statement of financial condition of $180,935. Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$1,418	$15,997

		June 30, 2019
Weighted-average remaining lease term - operating leases		9.0 years
Weighted-average discount rate - operating leases		5.57%

As of June 30, 2019, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2019	$19,093
2020	40,389
2021	42,534
2022	36,282
2023	22,224
Thereafter	165,763
Total minimum lease payments	326,285
Less: Tenant Improvement Allowances	(23,678)
Less: Imputed Interest	(84,694)
Present value of lease liabilities	217,913
Less: Current lease liabilities	(33,360)
Long-term lease liabilities	$184,553
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included in the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces between 2019 and 2023 with lease terms of 7 to 15 years. The additional minimum future payments under these arrangements are $252,274 as of June 30, 2019.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds, Other Debt Securities and Securities Investments held at June 30, 2019 and December 31, 2018 are based on prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$106,378	$68,652	$—	$175,030
Securities Investments(2)	6,424	2,113	—	8,537
Investment Funds	64,916	—	—	64,916
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,798	—	—	22,798
Total Assets Measured At Fair Value	$200,516	$70,765	$—	$271,281

	December 31, 2018
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities(1)	$109,577	$62,801	$—	$172,378
Securities Investments(2)	6,232	1,982	—	8,214
Investment Funds	54,776	—	—	54,776
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,349	—	—	22,349
Total Assets Measured At Fair Value	$192,934	$64,783	$—	$257,717

(1)
Includes $25,313 and $24,415 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018, respectively.

(2)
Includes $6,121 and $6,326 of treasury bills and notes and municipal bonds classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018, respectively.

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
The Company had no transfers between fair value levels during the six months ended June 30, 2019 or the year ended December 31, 2018.

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

		June 30, 2019
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$342,887	$342,887	$—	$—	$342,887
Debt Security Investment	9,509	—	—	9,509	9,509
Securities Purchased Under Agreements to Resell	2,975	—	2,975	—	2,975
Receivables(1)	379,526	—	376,785	—	376,785
Contract Assets(2)	82,815	—	81,989	—	81,989
Receivable from Employees and Related Parties	19,709	—	19,709	—	19,709
Closely-held Equity Securities	2,013	—	—	2,013	2,013
Financial Liabilities:
Accounts Payable and Accrued Expenses	$46,144	$—	$46,144	$—	$46,144
Securities Sold Under Agreements to Repurchase	25,781	—	25,781	—	25,781
Payable to Employees and Related Parties	45,651	—	45,651	—	45,651
Notes Payable	168,748	—	174,673	—	174,673

		December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$759,849	$759,849	$—	$—	$759,849
Certificates of Deposit	100,000	—	100,000	—	100,000
Debt Security Investment	9,717	—	—	9,717	9,717
Securities Purchased Under Agreements to Resell	2,696	—	2,696	—	2,696
Receivables(1)	370,023	—	369,636	—	369,636
Contract Assets(2)	3,374	—	3,348	—	3,348
Receivable from Employees and Related Parties	23,836	—	23,836	—	23,836
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,948	$—	$37,948	$—	$37,948
Securities Sold Under Agreements to Repurchase	25,075	—	25,075	—	25,075
Payable to Employees and Related Parties	31,894	—	31,894	—	31,894
Notes Payable	168,612	—	166,555	—	166,555

(1)	Includes Accounts Receivable and Long-term receivables included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Includes current and long-term contract assets included in Other Current Assets and Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 12 – Notes Payable
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes, including: $38,000 aggregate principal amount of its 4.88% Series A senior notes due 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its 5.23% Series B senior notes due 2023 (the "Series B Notes"), $48,000 aggregate principal amount of its 5.48% Series C senior notes due 2026 (the "Series C Notes") and $17,000 aggregate principal amount of its 5.58% Series D senior notes due 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to a note purchase agreement (the "2016 Note Purchase Agreement") dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2019, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of June 30, 2019 and December 31, 2018:

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	June 30, 2019	December 31, 2018
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,823	$37,776
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,522	66,466
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,568	47,542
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,835	16,828
Total			$168,748	$168,612

(a)	Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
On August 1, 2019, the Company issued $175,000 and £25,000 of senior unsecured notes through private placement. These notes reflect a weighted average life of 12 years and a weighted average stated interest rate of 4.26%. These notes include: $75,000 aggregate principal amount of its 4.34% Series E senior notes due 2029, $60,000 aggregate principal amount of its 4.44% Series F senior notes due 2031, $40,000 aggregate principal amount of its 4.54% Series G senior notes due 2033 and £25,000 aggregate principal amount of its 3.33% Series H senior notes due 2033 (collectively, the "2019 Private Placement Notes"), each of which were issued pursuant to a note purchase agreement dated as of August 1, 2019 (the "2019 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default.
The Company intends to use the proceeds from the 2019 Private Placement Notes to fund investments in its business, including facilities and technology, and for other general corporate purposes.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 13 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on July 23, 2019, a quarterly cash dividend of $0.58 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of August 30, 2019, which will be paid on September 13, 2019. During the three and six months ended June 30, 2019, the Company declared and paid dividends of $0.58 and $1.08 per share, respectively, totaling $23,232 and $43,729, respectively, and accrued deferred cash dividends on unvested restricted stock units ("RSUs"), totaling $3,789 and $7,125, respectively. The Company also paid deferred cash dividends of $99 and $7,068 during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2018, the Company declared and paid dividends of $0.50 and $0.90 per share, respectively, totaling $20,483 and $37,022, respectively, and accrued deferred cash dividends on unvested RSUs, totaling $3,238 and $5,869, respectively.
Treasury Stock – During the three months ended June 30, 2019, the Company purchased 19 Class A Shares primarily from employees at market values ranging from $77.84 to $96.22 per share (at an average cost per share of $90.79), primarily for the net settlement of stock-based compensation awards, and 1,252 Class A Shares at market values ranging from $77.86 to $92.33 per share (at an average cost per share of $84.20) pursuant to the Company's share repurchase program. The aggregate 1,271 Class A Shares were purchased at an average cost per share of $84.30, and the result of these purchases was an increase in Treasury Stock of $107,136 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2019.
During the six months ended June 30, 2019, the Company purchased 998 Class A Shares primarily from employees at market values ranging from $71.11 to $96.22 per share (at an average cost per share of $89.55), primarily for the net settlement of stock-based compensation awards, and 1,522 Class A Shares at market values ranging from $73.18 to $92.33 per share (at an average cost per share of $82.40) pursuant to the Company's share repurchase program. The aggregate 2,520 Class A Shares were purchased at an average cost per share of $85.23, and the result of these purchases was an increase in Treasury Stock of $214,829 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2019.
LP Units – During the three and six months ended June 30, 2019, 20 and 257 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares. This resulted in increases to Common Stock of $2 for the six months ended June 30, 2019 and Additional Paid-In-Capital of $754 and $11,177 for the three and six months ended June 30, 2019, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2019.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2019, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Marketable Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,097) and ($27,891), respectively.
The application of ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" resulted in the reclassification of $2,229 of cumulative unrealized losses, net of tax, on Marketable Securities in Accumulated Other Comprehensive Income (Loss) to Retained Earnings on the Unaudited Condensed Consolidated Statement of Financial Condition as of January 1, 2018.
Note 14 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to the following approximate interests in certain consolidated subsidiaries, which are not owned by the Company. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits or losses to the controlling and noncontrolling interest holders, then the net income or loss of these entities is allocated based on these special allocations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	June 30,
	2019	2018
Subsidiary:
Evercore LP	12%	11%
Evercore Wealth Management ("EWM")(1)	33%	44%
Private Capital Advisory ("PCA")(2)	—%	10%
Real Estate Capital Advisory ("RECA")(3)	38%	38%

(1) Noncontrolling Interests represent a blended rate for multiple classes of interests.
(2) Noncontrolling Interests represent the Common Interests of Private Capital Advisory L.P.
(3) Noncontrolling Interests represent the Class R Interests of Private Capital Advisory L.P.
The Noncontrolling Interests for Evercore LP, EWM and RECA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$238,211	$224,473	$249,819	$252,404

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	15,515	12,729	26,483	26,922
Other Comprehensive Income (Loss)	(589)	(940)	(264)	(419)
Total Comprehensive Income	14,926	11,789	26,219	26,503

Evercore LP Units Converted into Class A Shares	(754)	(7,229)	(11,177)	(41,565)

Amortization and Vesting of LP Units	6,610	4,875	12,116	9,997

Other Items:
Distributions to Noncontrolling Interests	(13,712)	(7,391)	(31,696)	(20,584)
Issuance of Noncontrolling Interest	2,701	770	2,701	830
Purchase of Noncontrolling Interest	(11,433)	(13)	(11,433)	(311)
Total Other Items	(22,444)	(6,634)	(40,428)	(20,065)

Ending balance	$236,549	$227,274	$236,549	$227,274

Other Comprehensive Income – Other Comprehensive Income attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Marketable Securities and Investments, net, of ($9) and ($98) for the three and six months ended June 30, 2019, respectively, and $17 and ($64) for the three and six months ended June 30, 2018, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($580) and ($166) for the three and six months ended June 30, 2019, respectively, and ($957) and ($355) for the three and six months ended June 30, 2018, respectively.
Interests Issued – During the second quarter of 2018, in conjunction with the establishment of the RECA business, certain employees of that business purchased Class R Interests, at fair value, in Private Capital Advisory L.P., resulting in an increase to Noncontrolling Interest of $770 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2018.
Interests Purchased – On May 31, 2019, the Company purchased, at fair value, the remaining 10% of the Private Capital Advisory L.P. Common Interests for $28,382. This purchase resulted in a decrease to Noncontrolling Interest of $6,674 and a

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

decrease to Additional Paid-In-Capital of $21,708, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2019.
On May 31, 2019, the Company also purchased, at fair value, an additional 17% of the EWM Class A Units for $24,533 (in cash of $21,832 and the issuance of 31 Class A LP Units having a fair value of $2,701). This purchase resulted in a net decrease to Noncontrolling Interest of $4,759 and a decrease to Additional Paid-In-Capital of $19,774, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2019.
On March 29, 2018, the Company purchased, at fair value, an additional 15% of the Private Capital Advisory L.P. Common Interests for $25,525. This purchase resulted in a decrease to Noncontrolling Interest of $298 and a decrease to Additional Paid-In-Capital of $25,227, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2018.
Note 15 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and six months ended June 30, 2019 and 2018 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$81,742	$68,931	$148,974	$164,474
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,546	40,889	40,522	40,653
Basic net income per share attributable to Evercore Inc. common shareholders	$2.02	$1.69	$3.68	$4.05
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$81,742	$68,931	$148,974	$164,474
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$81,742	$68,931	$148,974	$164,474
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,546	40,889	40,522	40,653
Assumed exchange of LP Units for Class A Shares(a)(b)	648	1,297	810	1,459
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	1,782	2,713	2,034	2,865
Shares that are contingently issuable(c)	400	400	400	400
Diluted weighted average Class A Shares outstanding	43,376	45,299	43,766	45,377
Diluted net income per share attributable to Evercore Inc. common shareholders	$1.88	$1.52	$3.40	$3.62

(a)
The Company has outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which convert into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately become exchangeable into Class A Shares on a one-for-one basis. During the three and six months ended June 30, 2019 and 2018, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

(b)
The Company also has outstanding Class A and E LP Units in Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and six months ended June 30, 2019 and 2018, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

shareholders if the effect would have been dilutive were 5,312 and 5,201 for the three and six months ended June 30, 2019, respectively, and 5,132 and 5,179 for the three and six months ended June 30, 2018, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $11,021 and $19,191 for the three and six months ended June 30, 2019, respectively, and $9,114 and $20,459 for the three and six months ended June 30, 2018, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

(c)
The Company has outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, and outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 400 for the three and six months ended June 30, 2019 and 2018.

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
In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H limited partnership interests of Evercore LP ("Class H LP Interests") for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units convert into an equal amount of Class E LP Units, and become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company is expensing the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $3,700 and $7,749 for the three and six months ended June 30, 2019, respectively, and $3,700 and $7,572 for the three and six months ended June 30, 2018, respectively.
On February 15, 2019, 632 Class J LP Units vested and were converted to an equal amount of Class E LP Units.
Other Performance-based Awards - In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Executive Chairman. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

conditions. Compensation expense related to this award was $1,152 and $2,291 for the three and six months ended June 30, 2019 and 2018, respectively.
In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. An additional 16 Class K-P Units may be issued contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. The Company determined the fair value of the award probable to vest as of June 30, 2019 to be $5,000 and records expense for these units over the service period.
In June 2019, the Company issued 220 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent and based upon the achievement of certain defined benchmark results and continued service through February 4, 2023 for the first tranche, which consists of 120 Class K-P Units convertible into a number of Class K LP Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units convertible into a number of Class K LP Units. The Company determined the fair value of the award probable to vest as of June 30, 2019 to be $5,771 and records expense for these units over the service period.
Compensation expense related to the Class K-P Units was $338 and $634 for the three and six months ended June 30, 2019, respectively, and $299 and $595 for the three and six months ended June 30, 2018, respectively.
Stock Incentive Plan
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 2,872 and 5,399 as of June 30, 2019 and 2018, respectively.
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
Equity Grants
During the six months ended June 30, 2019, pursuant to the 2016 Plan, the Company granted employees 2,526 RSUs that are Service-based Awards. Service-based Awards granted during the six months ended June 30, 2019 had grant date fair values of $72.11 to $96.22 per share, with an average value of $91.34 per share. During the six months ended June 30, 2019, 2,346 Service-based Awards vested and 49 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $56,526 and $112,144 for the three and six months ended June 30, 2019, respectively, and $46,375 and $89,106 for the three and six months ended June 30, 2018, respectively.
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
Compensation expense related to deferred cash awards was $25,375 and $52,768 for the three and six months ended June 30, 2019, respectively, and $15,750 and $28,341 for the three and six months ended June 30, 2018, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 (the "2013 Long-term Incentive Plan") and January 1, 2017 (the "2017 Long-term Incentive Plan"). The 2013 Long-term Incentive Plan was paid in cash in installments in 2017, 2018 and the first quarter of 2019. The 2017 Long-term Incentive Plan, which aggregates $82,021 of long-term liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2019, is due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2021, 2022 and 2023, subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $8,216 and $16,626 for the three and six months ended June 30, 2019, respectively, and $6,948 and $14,075 for the three and six months ended June 30, 2018, respectively. In conjunction with this plan, the Company distributed cash payments of $19,516 and $4,532 for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, for the 2017 Long-term Incentive Plan, based on the Company's current assessment of the probability of the level of benchmarks being achieved, the total remaining expense to be accrued for this plan over the future vesting period ending March 15, 2023 is $77,933.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $5,741 and $9,346 for the three and six months ended June 30, 2019, respectively, and $4,787 and $8,109 for the three and six months ended June 30, 2018, respectively. The remaining unamortized amount of these awards was $32,582 as of June 30, 2019.
Separation and Transition Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $1,538 and $4,813 for the three and six months ended June 30, 2019, respectively, and $3,066 and $6,484 for the three and six months ended June 30, 2018, respectively. In conjunction with these arrangements, the Company distributed cash payments of $1,533 and $3,257 for the three and six months ended June 30, 2019, respectively, and $2,997 and $5,873 for the three and six months ended June 30, 2018, respectively.
Note 17 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Private Equity – As of June 30, 2019, the Company had unfunded commitments for capital contributions of $12,418 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of June 30, 2019. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30,000 on this facility, which was repaid on March 2, 2018. On March 11, 2019, East drew down $30,000 on this facility, which was repaid on May 3, 2019. On June 21, 2019, East amended this facility with PNC such that, among other things, the interest rate provisions were modified to LIBOR plus 125 basis points and the maturity date was extended to October 31, 2020 (as amended, the "Existing PNC Facility").
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20,000, to be used for working capital and other corporate activities. The facility is unsecured and matures on October 31, 2020, subject to an extension agreed to between East and PNC. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility bear interest at LIBOR plus 150 basis points. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $7,800 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments – In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $2,008 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the six months ended June 30, 2019. At June 30, 2019, the Company had a remaining commitment of $313 for contingent consideration related to its acquisition of Kuna & Co. KG.
The Company also had a commitment at June 30, 2019 for contingent consideration related to an arrangement with the former employer of certain RECA employees, which provides for contingent consideration to be paid to the former employer of up to $4,463, based on the completion of certain client engagements. The Company recognized expenses of $1,033 for the three and six months ended June 30, 2018 in Professional Fees on the Company's Unaudited Condensed Consolidated Statements of Operations pursuant to this arrangement.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,
	2019	2018
Cash and Cash Equivalents	$374,321	$403,929
Restricted Cash included in Other Assets	10,294	11,072
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$384,615	$415,001

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
Note 18 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of June 30, 2019 and December 31, 2018 was $228,797 and $331,097, respectively, which exceeded the minimum net capital requirement by $228,547 and $330,847, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2019.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of June 30, 2019.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 19 – Income Taxes
The Company's Provision for Income Taxes was $32,030 and $39,851 for the three and six months ended June 30, 2019, respectively, and $25,541 and $30,479 for the three and six months ended June 30, 2018, respectively. The effective tax rate was 25% and 19% for the three and six months ended June 30, 2019, respectively, and 24% and 14% for the three and six months ended June 30, 2018, respectively. The effective tax rate reflects net excess tax benefits associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price of $12,130 and $22,222 being recognized in the Company's Provision for Income Taxes for the six months ended June 30, 2019 and 2018, respectively, and resulted in a reduction in the effective tax rate of 6 and 10 percentage points for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate for 2019 and 2018 also reflects the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units and Class I-P and K-P LP Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company expects to recognize the income tax effects associated with the new global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and six months ended June 30, 2019, no additional income tax expense associated with the GILTI provisions has been reported and it is not expected to be material to the Company’s effective tax rate for the year.
The Company reported an increase in deferred tax assets of $205 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $262 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2019. The Company reported an increase in deferred tax assets of $130 associated with changes in Unrealized Gain (Loss) on Marketable Securities and an increase of $1,108 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2018.
As of June 30, 2019, there was $615 of unrecognized tax benefits that, if recognized, $501 would affect the effective tax rate. The Company anticipates approximately $122 of unrecognized tax benefits may be recognized within the year, as a result of the lapse in the statute of limitations.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $184 and $11, respectively, during the three months ended June 30, 2019. The Company expects to reverse interest and penalty charges of $38 and $3 as a lapse in the statute of limitations within the year.
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
The Company's segment information for the three and six months ended June 30, 2019 and 2018 is prepared using the following methodology:

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
Other Expenses include the following:

•
Amortization of LP Units and Certain Other Awards – Includes amortization costs associated with the vesting of Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.

•
Special Charges – Includes expenses in 2019 related to the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of the Company's headquarters in New York. Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K.

•
Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.

•	Intangible Asset and Other Amortization – Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and six months ended June 30, 2019.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investment Banking
Net Revenues(1)	$516,386	$435,675	$917,574	$885,875
Operating Expenses	385,378	327,137	697,288	658,820
Other Expenses(2)	6,909	5,880	14,167	13,917
Operating Income	124,099	102,658	206,119	213,138
Income from Equity Method Investments	219	297	474	297
Pre-Tax Income	$124,318	$102,955	$206,593	$213,435
Identifiable Segment Assets	$1,749,339	$1,354,810	$1,749,339	$1,354,810
Investment Management
Net Revenues(1)	$14,660	$12,802	$28,799	$26,165
Operating Expenses	11,925	10,678	24,166	21,951
Other Expenses(2)	—	—	108	21
Operating Income	2,735	2,124	4,525	4,193
Income from Equity Method Investments	2,234	2,122	4,190	4,247
Pre-Tax Income	$4,969	$4,246	$8,715	$8,440
Identifiable Segment Assets	$190,410	$257,714	$190,410	$257,714
Total
Net Revenues(1)	$531,046	$448,477	$946,373	$912,040
Operating Expenses	397,303	337,815	721,454	680,771
Other Expenses(2)	6,909	5,880	14,275	13,938
Operating Income	126,834	104,782	210,644	217,331
Income from Equity Method Investments	2,453	2,419	4,664	4,544
Pre-Tax Income	$129,287	$107,201	$215,308	$221,875
Identifiable Segment Assets	$1,939,749	$1,612,524	$1,939,749	$1,612,524

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investment Banking(A)	$7,236	$539	$13,723	$(889)
Investment Management	2,241	632	3,997	2,240
Total Other Revenue, net	$9,477	$1,171	$17,720	$1,351

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and lines of credit of $2,304 and $4,568 for the three and six months ended June 30, 2019, respectively, and $2,300 and $4,561 for the three and six months ended June 30, 2018, respectively.

(2)	Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investment Banking
Amortization of LP Units and Certain Other Awards	$3,723	$3,723	$7,795	$7,706
Special Charges	1,029	—	2,058	1,897
Intangible Asset and Other Amortization	2,157	2,157	4,314	4,314
Total Investment Banking	6,909	5,880	14,167	13,917
Investment Management
Acquisition and Transition Costs	—	—	108	21
Total Investment Management	—	—	108	21
Total Other Expenses	$6,909	$5,880	$14,275	$13,938

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Revenues:(1)
United States	$386,545	$346,225	$660,667	$732,742
Europe and Other	130,144	91,933	259,428	157,163
Latin America	4,880	9,148	8,558	20,784
Total	$521,569	$447,306	$928,653	$910,689
(1) Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	June 30, 2019	December 31, 2018
Total Assets:
United States	$1,592,362	$1,757,589
Europe and Other	281,959	298,917
Latin America	65,428	69,161
Total	$1,939,749	$2,125,667

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Investment Management. Our Investment Management business includes operations related to the management of the Wealth Management and Institutional Asset Management businesses and interests in private equity funds which we do not manage. Revenue sources primarily include management fees, which include fees earned from portfolio companies, fiduciary fees, performance fees (including carried interest) and gains (or losses) on our investments.
Management fees for third party clients generally represent a percentage of assets under management ("AUM"). Fiduciary fees, which are generally a function of the size and complexity of each engagement, are individually negotiated. We record performance fees upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. Portfolio company fees include monitoring, director and transaction fees associated with services provided to the portfolio companies of the private equity funds we hold interests in. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.
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
From time to time, we also grant performance awards to certain individuals which include both performance and service based vesting requirements. See Note 16 to our unaudited condensed consolidated financial statements for further information.
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
Other Expenses
Other Expenses include the following:

•
Amortization of LP Units and Certain Other Awards – Includes amortization costs associated with the vesting of Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.

•
Special Charges – Includes expenses in 2019 related to the acceleration of depreciation expense for leasehold improvements in conjunction with the previously announced expansion of our headquarters in New York. Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing our agency trading platform in the U.K.

•
Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.

•	Intangible Asset and Other Amortization – Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in ABS, Atalanta Sosnoff and Luminis are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes" which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. Excess tax benefits and deficiencies associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price are recognized in our Provision for Income Taxes. In addition, net deferred tax assets are impacted by changes to statutory tax rates in the period of enactment.
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

Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2019 and 2018. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$443,580	$362,995	22%	$769,424	$741,310	4%
Underwriting Fees	16,910	21,065	(20%)	43,830	51,344	(15%)
Commissions and Related Fees	48,660	51,076	(5%)	90,597	94,110	(4%)
Asset Management and Administration Fees	12,419	12,170	2%	24,802	23,925	4%
Other Revenue, Including Interest and Investments	13,640	6,239	119%	25,975	10,768	141%
Total Revenues	535,209	453,545	18%	954,628	921,457	4%
Interest Expense	4,163	5,068	(18%)	8,255	9,417	(12%)
Net Revenues	531,046	448,477	18%	946,373	912,040	4%
Expenses
Operating Expenses	397,303	337,815	18%	721,454	680,771	6%
Other Expenses	6,909	5,880	18%	14,275	13,938	2%
Total Expenses	404,212	343,695	18%	735,729	694,709	6%
Income Before Income from Equity Method Investments and Income Taxes	126,834	104,782	21%	210,644	217,331	(3%)
Income from Equity Method Investments	2,453	2,419	1%	4,664	4,544	3%
Income Before Income Taxes	129,287	107,201	21%	215,308	221,875	(3%)
Provision for Income Taxes	32,030	25,541	25%	39,851	30,479	31%
Net Income	97,257	81,660	19%	175,457	191,396	(8%)
Net Income Attributable to Noncontrolling Interest	15,515	12,729	22%	26,483	26,922	(2%)
Net Income Attributable to Evercore Inc.	$81,742	$68,931	19%	$148,974	$164,474	(9%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$1.88	$1.52	24%	$3.40	$3.62	(6%)
As of June 30, 2019 and 2018, we employed approximately 1,800 and 1,650 people, respectively, worldwide.
Three Months Ended June 30, 2019 versus June 30, 2018
Net Revenues were $531.0 million for the three months ended June 30, 2019, an increase of $82.6 million, or 18%, versus Net Revenues of $448.5 million for the three months ended June 30, 2018. Advisory Fees increased 22%, Underwriting Fees decreased 20% and Commissions and Related Fees decreased 5% compared to the three months ended June 30, 2018. Asset Management and Administration Fees increased 2% compared to the three months ended June 30, 2018. Other Revenue, Including Interest and Investments, for the three months ended June 30, 2019 was 119% higher than for the three months ended June 30, 2018, which was primarily attributable to gains on the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $397.3 million for the three months ended June 30, 2019, as compared to $337.8 million for the three months ended June 30, 2018, an increase of $59.5 million, or 18%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $310.6 million for the three months ended June 30, 2019, an increase of $48.7 million, or 19%, versus expense of $261.9 million for the three months ended June 30, 2018. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred compensation arrangements, as well as increased annual incentive compensation related to the 18% increase in Net Revenues. Headcount increased 9% from June 30, 2018 to June 30, 2019. Non-compensation expenses, as a component of Operating Expenses, were $86.7 million for the three months ended June 30, 2019, an increase of $10.8 million, or 14%, versus $75.9 million for the three months ended June 30, 2018. Non-compensation operating expenses increased compared to the three months ended June 30, 2018, primarily driven by increased headcount, increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, and increased costs related to technology initiatives.
Total Other Expenses of $6.9 million for the three months ended June 30, 2019 included compensation costs of $3.7 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $1.0 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and intangible asset and other amortization of $2.2 million. Total Other Expenses of $5.9 million for the three months ended June 30, 2018 included compensation costs of $3.7 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI and intangible asset and other amortization of $2.2 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59% for the three months ended June 30, 2019, flat compared to the three months ended June 30, 2018.
Income from Equity Method Investments was $2.5 million for the three months ended June 30, 2019, as compared to $2.4 million for the three months ended June 30, 2018. The increase was primarily a result of an increase in earnings from ABS and Atalanta Sosnoff during the three months ended June 30, 2019.
The provision for income taxes for the three months ended June 30, 2019 was $32.0 million, which reflected an effective tax rate of 25%. The provision for income taxes for the three months ended June 30, 2018 was $25.5 million, which reflected an effective tax rate of 24%. The provision for income taxes for the three months ended June 30, 2019, reflects an additional tax expense of $0.03 million and for the three months ended June 30, 2018 an additional deduction of $0.4 million due to the impact associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price, the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $15.5 million for the three months ended June 30, 2019 compared to $12.7 million for the three months ended June 30, 2018. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income allocated to Evercore LP during the three months ended June 30, 2019.
Six Months Ended June 30, 2019 versus June 30, 2018
Net Revenues were $946.4 million for the six months ended June 30, 2019, an increase of $34.3 million, or 4%, versus Net Revenues of $912.0 million for the six months ended June 30, 2018. Advisory Fees increased 4%, Underwriting Fees decreased 15% and Commissions and Related Fees decreased 4% compared to the six months ended June 30, 2018. Asset Management and Administration Fees increased 4% compared to the six months ended June 30, 2018. Other Revenue, Including Interest and Investments, for the six months ended June 30, 2019 was 141% higher than for the six months ended June 30, 2018, which was primarily attributable to gains on the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $721.5 million for the six months ended June 30, 2019, as compared to $680.8 million for the six months ended June 30, 2018, an increase of $40.7 million, or 6%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $554.2 million for the six months ended June 30, 2019, an increase of $20.8 million, or 4%, versus expense of $533.4 million for the six months ended June 30, 2018. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $167.3 million for the six months ended June 30, 2019, an increase of $19.9 million, or 14%, versus $147.4 million for the six months ended June 30, 2018. Non-compensation operating expenses increased compared to the six months ended June 30, 2018, primarily driven by increased headcount, increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, increased costs related to technology initiatives and increased professional fees. In addition, the increase in Non-compensation expenses versus last year also reflects an increase in client related expenses which are subject to reimbursement from clients currently and in future periods.
Total Other Expenses of $14.3 million for the six months ended June 30, 2019 included compensation costs of $7.8 million associated with the vesting of Class J LP Units and certain other awards, Special Charges of $2.1 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, Acquisition and Transition Costs of $0.1 million and intangible asset and other amortization of $4.3 million. Total Other Expenses of $13.9 million for the six months ended June 30, 2018 included compensation costs of $7.7 million associated with the vesting of Class J LP Units and certain other awards, Special Charges of $1.9 million primarily related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K., Acquisition and Transition Costs of $0.02 million and intangible asset and other amortization of $4.3 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59% for the six months ended June 30, 2019, flat compared to the six months ended June 30, 2018.
Income from Equity Method Investments was $4.7 million for the six months ended June 30, 2019, as compared to $4.5 million for the six months ended June 30, 2018. The increase was primarily a result of an increase in earnings from Luminis and Atalanta Sosnoff during the six months ended June 30, 2019.
The provision for income taxes for the six months ended June 30, 2019 was $39.9 million, which reflected an effective tax rate of 19%. The provision for income taxes for the six months ended June 30, 2018 was $30.5 million, which reflected an effective tax rate of 14%. The provision for income taxes for the six months ended June 30, 2019 and 2018 reflects the net impact of the deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price of $12.1 million and $22.2 million, respectively, the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $26.5 million for the six months ended June 30, 2019 compared to $26.9 million for the six months ended June 30, 2018. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income allocated to Private Capital Advisory L.P. during the six months ended June 30, 2019.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)	$443,580	$362,995	22%	$769,424	$741,310	4%
Underwriting Fees(2)	16,910	21,065	(20%)	43,830	51,344	(15%)
Commissions and Related Fees	48,660	51,076	(5%)	90,597	94,110	(4%)
Other Revenue, net(3)	7,236	539	NM	13,723	(889)	NM
Net Revenues	516,386	435,675	19%	917,574	885,875	4%
Expenses
Operating Expenses	385,378	327,137	18%	697,288	658,820	6%
Other Expenses	6,909	5,880	18%	14,167	13,917	2%
Total Expenses	392,287	333,017	18%	711,455	672,737	6%
Operating Income(4)	124,099	102,658	21%	206,119	213,138	(3%)
Income from Equity Method Investments(5)	219	297	(26%)	474	297	60%
Pre-Tax Income	$124,318	$102,955	21%	$206,593	$213,435	(3%)

(1)
Includes client related expenses of $7.1 million and $14.6 million for the three and six months ended June 30, 2019, respectively, and $8.0 million and $13.3 million for the three and six months ended June 30, 2018, respectively.

(2)
Includes client related expenses of $0.8 million and $3.3 million for the three and six months ended June 30, 2019, respectively, and $1.7 million and $3.8 million for the three and six months ended June 30, 2018, respectively.

(3)	Includes interest expense on the Notes Payable, subordinated borrowings and lines of credit of $2.3 million and $4.6 million for the three and six months ended June 30, 2019 and 2018, respectively.

(4)
Includes Noncontrolling Interest of $0.1 million and $0.5 million for the three and six months ended June 30, 2019, respectively, and $0.5 million and $0.6 million for the three and six months ended June 30, 2018, respectively.

(5)	Equity in Luminis is classified as Income from Equity Method Investments.

For the three months ended June 30, 2019, the dollar value of North American announced and completed M&A activity increased 29% and decreased 37%, respectively, compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, the dollar value of Global announced and completed M&A activity decreased 7% and 28%, respectively, compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, the dollar value of North American and Global announced M&A activity between $1 - $5 billion decreased 37% and 33%, respectively, compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, the dollar value of North American announced and completed M&A activity increased 22% and decreased 6%, respectively, compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, the dollar value of Global announced and completed M&A activity decreased 11% and 9%, respectively, compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, the dollar value of North American and Global announced M&A activity between $1 - $5 billion decreased 33% and 30%, respectively, compared to the six months ended June 30, 2018:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$622	$483	29%	$1,161	$953	22%
Value of North American M&A Deals Announced between $1 - $5 billion	$100	$158	(37%)	$170	$253	(33%)
Value of North American M&A Deals Completed	$302	$476	(37%)	$723	$772	(6%)
Value of Global M&A Deals Announced	$1,042	$1,119	(7%)	$2,000	$2,251	(11%)
Value of Global M&A Deals Announced between $1 - $5 billion	$223	$331	(33%)	$401	$572	(30%)
Value of Global M&A Deals Completed	$648	$905	(28%)	$1,443	$1,585	(9%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	225	216	4%	362	355	2%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	81	85	(5%)	149	146	2%

* Source: Thomson Reuters July 11, 2019
** Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
Three Months Ended June 30, 2019 versus June 30, 2018
Net Investment Banking Revenues were $516.4 million for the three months ended June 30, 2019, compared to $435.7 million for the three months ended June 30, 2018, which represented an increase of 19%. We earned 225 fees from Advisory clients for the three months ended June 30, 2019, compared to 216 for the three months ended June 30, 2018, representing a 4% increase. We had 81 fees earned in excess of $1.0 million for the three months ended June 30, 2019, compared to 85 for the three months ended June 30, 2018, representing a 5% decrease. The increase in revenues from the three months ended June 30, 2018 primarily reflects an increase of $80.6 million, or 22%, in Advisory Fees, reflecting an increase in the number and size of Advisory fees. Underwriting Fees decreased $4.2 million, or 20%, compared to the three months ended June 30, 2018. The decrease in Underwriting Fees from the three months ended June 30, 2018 primarily reflects a decrease in the size of certain transactions versus the prior year. We participated in 16 underwriting transactions for the three months ended June 30, 2019 (compared to 11 for the three months ended June 30, 2018), 10 of which were as a bookrunner (compared to 8 for the three months ended June 30, 2018). Commissions and Related Fees decreased $2.4 million, or 5%, principally driven by the trend of institutional clients adjusting the level of payments for research services. Other Revenue, net, for the three months ended June 30, 2019 was higher than the three months ended June 30, 2018, primarily reflecting gains on the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $385.4 million for the three months ended June 30, 2019, compared to $327.1 million for the three months ended June 30, 2018, an increase of $58.2 million, or 18%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $302.2 million for the three months ended June 30, 2019, as compared to $254.4 million for the three months ended June 30, 2018, an increase of $47.8 million, or 19%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements, as well as increased annual incentive compensation related to the 19% increase in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $83.2 million for the three months ended June 30, 2019, as compared to $72.7 million for the three months ended June 30, 2018, an increase of $10.5 million, or 14%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, and increased costs related to technology initiatives.
Other Expenses of $6.9 million for the three months ended June 30, 2019 included compensation costs of $3.7 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $1.0 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and intangible asset and other amortization of $2.2 million. Other Expenses of $5.9 million for the three months ended June 30, 2018 included compensation costs of $3.7 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI and intangible asset and other amortization of $2.2 million.
Six Months Ended June 30, 2019 versus June 30, 2018
Net Investment Banking Revenues were $917.6 million for the six months ended June 30, 2019, compared to $885.9 million for the six months ended June 30, 2018, which represented an increase of 4%. We earned 362 fees from Advisory clients for the six months ended June 30, 2019, compared to 355 for the six months ended June 30, 2018, representing a 2% increase. We had 149 fees earned in excess of $1.0 million for the six months ended June 30, 2019, compared to 146 for the six months ended June 30, 2018, representing a 2% increase. The increase in revenues from the six months ended June 30, 2018 primarily reflects an increase of $28.1 million, or 4%, in Advisory Fees, reflecting an increase in the number and size of Advisory fees. Underwriting Fees decreased $7.5 million, or 15%, compared to the six months ended June 30, 2018. The decrease in Underwriting Fees from the six months ended June 30, 2018 primarily reflects a decrease in the size of certain transactions versus the prior year. We participated in 39 underwriting transactions for the six months ended June 30, 2019 (compared to 31 in 2018), 27 of which were as a bookrunner (compared to 25 in 2018). Commissions and Related Fees decreased $3.5 million, or 4%, principally driven by the trend of institutional clients adjusting the level of payments for research services. Other Revenue, net, for the six months ended June 30, 2019, was higher than the six months ended June 30, 2018, primarily reflecting gains on the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $697.3 million for the six months ended June 30, 2019, compared to $658.8 million for the six months ended June 30, 2018, an increase of $38.5 million, or 6%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $537.2 million for the six months ended June 30, 2019, as compared to $518.0 million for the six months ended June 30, 2018, an increase of $19.2 million, or 4%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred and incentive compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $160.1 million for the six months ended June 30, 2019, as compared to $140.8 million for the six months ended June 30, 2018, an increase of $19.3 million, or 14%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, increased costs related to technology initiatives and increased professional fees. In addition, the increase in Non-compensation expenses versus last year also reflects an increase in client related expenses which are subject to reimbursement from clients currently and in future periods.
Other Expenses of $14.2 million for the six months ended June 30, 2019 included compensation costs of $7.8 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $2.1 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and intangible asset and other amortization of $4.3 million. Other Expenses of $13.9 million for the six months ended June 30, 2018 included compensation costs of $7.7 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $1.9 million related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K. and intangible asset and other amortization of $4.3 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$11,815	$11,297	5%	$23,253	$22,266	4%
Institutional Asset Management	604	873	(31%)	1,549	1,659	(7%)
Asset Management and Administration Fees	12,419	12,170	2%	24,802	23,925	4%
Other Revenue, net	2,241	632	255%	3,997	2,240	78%
Net Revenues	14,660	12,802	15%	28,799	26,165	10%
Expenses
Operating Expenses	11,925	10,678	12%	24,166	21,951	10%
Other Expenses	—	—	NM	108	21	414%
Total Expenses	11,925	10,678	12%	24,274	21,972	10%
Operating Income(1)	2,735	2,124	29%	4,525	4,193	8%
Income from Equity Method Investments(2)	2,234	2,122	5%	4,190	4,247	(1%)
Pre-Tax Income	$4,969	$4,246	17%	$8,715	$8,440	3%

(1)
Includes Noncontrolling Interest of $0.8 million and $1.7 million for the three and six months ended June 30, 2019, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2018, respectively.

(2)	Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following activities:

•	Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.

•	Institutional Asset Management – conducted through ECB. Fee-based revenues from ECB are primarily earned on a percentage of AUM.

•
Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of June 30, 2019, there was no previously distributed carried interest received from the funds that was subject to repayment.

•
We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

Assets Under Management
AUM for our Investment Management businesses of $10.1 billion at June 30, 2019 increased compared to $9.1 billion at December 31, 2018. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 68% and 63% of Level I investments, 28% and 32% of Level II investments and 4% and 5% of Level III investments as of June 30, 2019 and December 31, 2018, respectively. Institutional Asset Management maintained 80% and 82% of Level I investments and 20% and 18% of Level II investments as of June 30, 2019 and December 31, 2018, respectively.
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
The following table summarizes AUM activity for the six months ended June 30, 2019:

	Wealth Management	Institutional Asset Management	Total
	(dollars in millions)
Balance at December 31, 2018	$7,560	$1,575	$9,135
Inflows	414	544	958
Outflows	(369)	(518)	(887)
Market Appreciation	738	131	869
Balance at June 30, 2019	$8,343	$1,732	$10,075

Unconsolidated Affiliates - Balance at June 30, 2019:
Atalanta Sosnoff	$—	$6,391	$6,391
ABS	$—	$5,616	$5,616
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of June 30, 2019:

	Wealth Management	Institutional Asset Management
Equities	58%	31%
Fixed Income	27%	69%
Liquidity(1)	10%	—%
Alternatives	5%	—%
Total	100%	100%
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
For the six months ended June 30, 2019, AUM for Wealth Management increased 10%, primarily reflecting an increase due to market appreciation. Wealth Management lagged the S&P 500 on a 1 year basis by approximately 3% and outperformed the S&P 500 on a 3 year basis by approximately 2% during the period. Wealth Management lagged the fixed income composite on a 1 and 3 year basis by approximately 50 basis points and 20 basis points, respectively. For the period, the S&P 500 was up approximately 19% and the fixed income composite was up approximately 4%.

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
For the six months ended June 30, 2019, AUM for Institutional Asset Management increased 10%, reflecting an 8% increase due to market appreciation and a 2% increase due to flows. ECB's AUM market appreciation reflects favorable market volatility, as well as the impact of the fluctuation of foreign currency. ECB outperformed the fixed income index on two of their three portfolios and lagged the equities index for the six months ended June 30, 2019.
AUM from our unconsolidated affiliates increased 10% compared to December 31, 2018, related to positive performance in Atalanta Sosnoff and ABS.
Three Months Ended June 30, 2019 versus June 30, 2018
Net Investment Management Revenues were $14.7 million for the three months ended June 30, 2019, compared to $12.8 million for the three months ended June 30, 2018, which represented an increase of 15%. Asset Management and Administration Fees earned from the management of client portfolios increased 2% from the three months ended June 30, 2018, primarily driven by an increase of $0.5 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.01 million of revenues from performance fees for the three months ended June 30, 2019. Income from Equity Method Investments increased from the three months ended June 30, 2018, primarily as a result of an increase in earnings from our investments in Atalanta Sosnoff and ABS.
Operating Expenses were $11.9 million for the three months ended June 30, 2019, as compared to $10.7 million for the three months ended June 30, 2018, an increase of $1.2 million, or 12%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $8.4 million for the three months ended June 30, 2019, as compared to $7.5 million for the three months ended June 30, 2018, an increase of $0.9 million, or 12%. Non-compensation expenses, as a component of Operating Expenses, were $3.5 million for the three months ended June 30, 2019, as compared to $3.2 million for the three months ended June 30, 2018, an increase of $0.3 million, or 9%.
Six Months Ended June 30, 2019 versus June 30, 2018
Net Investment Management Revenues were $28.8 million for the six months ended June 30, 2019, compared to $26.2 million for the six months ended June 30, 2018, which represented an increase of 10%. Asset Management and Administration Fees earned from the management of client portfolios increased 4% from the six months ended June 30, 2018, primarily driven by an increase of $1.0 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.01 million of revenues from performance fees during the six months ended June 30, 2019 and 2018. Income from Equity Method Investments decreased from the six months ended June 30, 2018, primarily as a result of a decrease in earnings from our investment in ABS in 2019.
Operating Expenses were $24.2 million for the six months ended June 30, 2019, as compared to $22.0 million for the six months ended June 30, 2018, an increase of $2.2 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $17.0 million for the six months ended June 30, 2019, as compared to $15.5 million for the six months ended June 30, 2018, an increase of $1.5 million, or 10%. Non-compensation expenses, as a component of Operating Expenses, were $7.2 million for the six months ended June 30, 2019, as compared to $6.5 million for the six months ended June 30, 2018, an increase of $0.7 million, or 11%.
Other Expenses of $0.1 million and $0.02 million for the six months ended June 30, 2019 and 2018, respectively, included Acquisition and Transition Costs.

Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including incentive compensation to our employees and interest expense on our repurchase agreements, Notes Payable, subordinated borrowings and lines of credit, and the payment of income taxes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year's results. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$175,457	$191,396
Non-cash charges	203,240	160,408
Other operating activities	(513,776)	(177,297)
Operating activities	(135,079)	174,507
Investing activities	68,267	(126,370)
Financing activities	(347,536)	(248,945)
Effect of exchange rate changes	(1,133)	(1,576)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(415,481)	(202,384)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	800,096	617,385
End of Period	$384,615	$415,001
Six Months Ended June 30, 2019. Cash, Cash Equivalents and Restricted Cash were $384.6 million at June 30, 2019, a decrease of $415.5 million versus Cash, Cash Equivalents and Restricted Cash of $800.1 million at December 31, 2018. Operating activities resulted in a net outflow of $135.1 million, primarily related to the payment of 2018 incentive compensation, partially offset by earnings. Cash of $68.3 million was provided by investing activities primarily related to the maturity of certificates of deposit, partially offset by purchases of furniture, equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York. Financing activities during the period used cash of $347.5 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of dividends and distributions to noncontrolling interest holders.
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

Liquidity and Capital Resources
General
Our current assets include Cash and Cash Equivalents, Marketable Securities and Certificates of Deposit, Accounts Receivable and contract assets, included in Other Current Assets, relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses, accrued liabilities related to improvements in our leased facilities, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements and related investments are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and certain other entities in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
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
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions, the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred.
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
On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2019, we repurchased 1,522,139 Class A Shares, at an average cost per share of $82.40, for $125.4 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2019, we repurchased 998,318 Class A Shares, at an average cost per share of $89.55 for $89.4 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 2,520,457 Class A Shares repurchased during the six months ended June 30, 2019, were acquired for aggregate purchase consideration of $214.8 million, at an average cost per share of $85.23.
On May 31, 2019, we purchased, at fair value, the remaining 10% of the Private Capital Advisory L.P. Common Interests for $28.4 million. On May 31, 2019, we purchased, at fair value, an additional 17% of the EWM Class A Units for $24.5 million (in cash of $21.8 million and the issuance of 31,383 Class A LP Units having a fair value of $2.7 million). On March 29, 2018, we purchased, at fair value, an additional 15% of Private Capital Advisory L.P. for $25.5 million.
Private Placement
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A Notes, $67.0 million aggregate principal amount of our 5.23% Series B Notes, $48.0 million aggregate principal amount of our 5.48% Series C Notes and $17.0 million aggregate principal amount of our 5.58% Series D Notes pursuant to the 2016 Note Purchase Agreement dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2019, we were in compliance with all of these covenants.
On August 1, 2019, we issued $175.0 million and £25.0 million of senior unsecured notes through private placement. These notes reflect a weighted average life of 12 years and a weighted average stated interest rate of 4.26%. These notes include: $75.0 million aggregate principal amount of our 4.34% Series E senior notes due 2029, $60.0 million aggregate principal amount of our 4.44% Series F senior notes due 2031, $40.0 million aggregate principal amount of our 4.54% Series G senior notes due 2033 and £25.0 million aggregate principal amount of our 3.33% Series H senior notes due 2033, each of which were issued pursuant to the 2019 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.

Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default.
We intend to use the proceeds from the 2019 Private Placement Notes to fund investments in our business, including facilities and technology, and for other general corporate purposes.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of June 30, 2019. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30.0 million on this facility, which was repaid on March 2, 2018. On March 11, 2019, East drew down $30.0 million on this facility, which was repaid on May 3, 2019. On June 21, 2019, East amended this facility with PNC such that, among other things, the interest rate provisions were modified to LIBOR plus 125 basis points and the maturity date was extended to October 31, 2020.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20.0 million, to be used for working capital and other corporate activities. The facility is unsecured and matures on October 31, 2020, subject to an extension agreed to between East and PNC. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility bear interest at LIBOR plus 150 basis points. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $7.8 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
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
We had a commitment at June 30, 2019 for contingent consideration related to an arrangement with the former employer of certain RECA employees. For further information see Note 17 to our unaudited condensed consolidated financial statements.
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
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York. We expect to spend approximately $31 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. For further information see Note 10 to our unaudited condensed consolidated financial statements.
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.5 years, as of June 30, 2019, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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
As of June 30, 2019 and December 31, 2018, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	June 30, 2019		December 31, 2018
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$22,798		$22,349
Securities Purchased Under Agreements to Resell	2,975	$2,974	2,696	$2,701
Total Assets	$25,773		$25,045
Liabilities
Securities Sold Under Agreements to Repurchase	$(25,781)	$(25,776)	$(25,075)	$(25,099)
Net Liabilities	$(8)		$(30)
Risk Measures
VaR	$1		$6
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(20)		$(1)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$20		$1
Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $12.4 million and $15.2 million as of June 30, 2019 and December 31, 2018, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of June 30, 2019, the fair value of our investments with these products, based on closing prices, was $65.4 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $6.5 million for the three months ended June 30, 2019.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.9 million for the three months ended June 30, 2019.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in the United Kingdom and Mexico, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our Latin American revenues has been, and will continue to be, derived from contracts denominated in Mexican pesos and Brazilian real and our European revenue and expenses are denominated primarily in British pounds sterling and euro. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2019, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($1.1) million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
In April 2019, we entered into three month futures contracts on a stock index fund with a notional amount of $14.8 million for $0.7 million, as an economic hedge against our deferred cash compensation program. These contracts settled in June 2019. In accordance with ASC 815, these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded minimal bad debt expense for each of the six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, total receivables recorded in Accounts Receivable amounted to $316.9 million and $309.1 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $62.6 million and $60.9 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of June 30, 2019, total contract assets recorded in Other Current Assets amounted to $75.5 million, and total contract assets recorded in Other Assets amounted to $7.3 million. As of December 31, 2018, total contract assets recorded in Other Current Assets and Other Assets amounted to $2.8 million and $0.5 million, respectively.
With respect to our Marketable Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2019, we had Marketable Securities of

$217.0 million, of which 70% were corporate and municipal securities and treasury bills and notes, primarily with S&P ratings ranging from AAA to BB+.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2019	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	272,004	$74.05	270,030	6,209,388
February 1 to February 28	912,817	89.29	—	6,209,388
March 1 to March 31	64,689	93.53	—	6,209,388
Total January 1 to March 31	1,249,510	$86.19	270,030	6,209,388

April 1 to April 30	17,782	$91.31	11,600	6,197,788
May 1 to May 31	1,070,004	85.12	1,061,586	5,136,202
June 1 to June 30	183,161	78.83	178,923	4,957,279
Total April 1 to June 30	1,270,947	$84.30	1,252,109	4,957,279

Total January 1 to June 30	2,520,457	$85.23	1,522,139	4,957,279

(1)
Includes the repurchase of 979,480 and 18,838 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2019 and June 30, 2019, respectively.

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

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description
4.1	Form of 4.34% Series E senior notes due 2029 (included in Exhibit 10.1)

4.2	Form of 4.44% Series F senior notes due 2031 (included in Exhibit 10.1)

4.3	Form of 4.54% Series G senior notes due 2033 (included in Exhibit 10.1)

4.4	Form of 3.33% Series H senior notes due 2033 (included in Exhibit 10.1)

10.1	Form of Note Purchase Agreement, dated as of August 1, 2019 (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Date: August 1, 2019

Evercore Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer