Form 10-Q
period 2019-09-30
Evercore Inc.
filed 2019-10-31
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 23, 2019 was 39,085,998. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 23, 2019 was 87 (excluding 13 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash and Cash Equivalents	$304,718	$790,590
Investment Securities and Certificates of Deposit	620,100	304,627
Financial Instruments Owned and Pledged as Collateral at Fair Value	23,643	22,349
Securities Purchased Under Agreements to Resell	1,423	2,696
Accounts Receivable (net of allowances of $1,943 and $6,037 at September 30, 2019 and December 31, 2018, respectively)	305,672	309,075
Receivable from Employees and Related Parties	20,655	23,836
Other Current Assets	51,187	28,444
Total Current Assets	1,327,398	1,481,617
Investments	87,854	90,644
Deferred Tax Assets	275,909	241,092
Operating Lease Right-of-Use Assets	183,083	—
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $108,382 and $89,494 at September 30, 2019 and December 31, 2018, respectively)	112,929	81,069
Goodwill	129,500	131,387
Intangible Assets (net of accumulated amortization of $48,115 and $41,217 at September 30, 2019 and December 31, 2018, respectively)	3,480	10,378
Other Assets	90,950	89,480
Total Assets	$2,211,103	$2,125,667
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$284,422	$602,122
Accounts Payable and Accrued Expenses	46,779	37,948
Securities Sold Under Agreements to Repurchase	25,062	25,075
Payable to Employees and Related Parties	28,748	31,894
Operating Lease Liabilities	34,270	—
Taxes Payable	753	33,621
Other Current Liabilities	12,975	19,031
Total Current Liabilities	433,009	749,691
Operating Lease Liabilities	192,673	—
Notes Payable	372,526	168,612
Amounts Due Pursuant to Tax Receivable Agreements	94,411	94,411
Other Long-term Liabilities	115,196	105,014
Total Liabilities	1,207,815	1,117,728
Commitments and Contingencies (Note 17)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 68,573,861 and 65,872,014 issued at September 30, 2019 and December 31, 2018, respectively, and 39,436,023 and 39,748,576 outstanding at September 30, 2019 and December 31, 2018, respectively)	686	659
Class B, par value $0.01 per share (1,000,000 shares authorized, 87 and 86 issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	—	—
Additional Paid-In-Capital	1,968,179	1,818,100
Accumulated Other Comprehensive Income (Loss)	(34,789)	(30,434)
Retained Earnings	479,558	364,882
Treasury Stock at Cost (29,137,838 and 26,123,438 shares at September 30, 2019 and December 31, 2018, respectively)	(1,648,951)	(1,395,087)
Total Evercore Inc. Stockholders' Equity	764,683	758,120
Noncontrolling Interest	238,605	249,819
Total Equity	1,003,288	1,007,939
Total Liabilities and Equity	$2,211,103	$2,125,667

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Investment Banking:
Advisory Fees	$320,885	$305,949	$1,090,309	$1,047,259
Underwriting Fees	17,598	11,440	61,428	62,784
Commissions and Related Fees	46,820	45,337	137,417	139,447
Asset Management and Administration Fees	12,650	12,678	37,452	36,603
Other Revenue, Including Interest and Investments	9,911	10,058	35,886	20,826
Total Revenues	407,864	385,462	1,362,492	1,306,919
Interest Expense	5,666	4,203	13,921	13,620
Net Revenues	402,198	381,259	1,348,571	1,293,299
Expenses
Employee Compensation and Benefits	241,702	225,452	803,657	766,537
Occupancy and Equipment Rental	16,946	15,367	51,225	43,249
Professional Fees	21,577	19,698	60,912	56,581
Travel and Related Expenses	17,589	16,880	54,650	50,858
Communications and Information Services	12,146	10,590	34,773	31,634
Depreciation and Amortization	8,419	6,815	23,123	20,209
Execution, Clearing and Custody Fees	3,265	3,068	9,483	7,818
Special Charges	1,029	1,967	3,087	3,864
Acquisition and Transition Costs	380	—	488	21
Other Operating Expenses	8,801	6,882	26,185	20,657
Total Expenses	331,854	306,719	1,067,583	1,001,428
Income Before Income from Equity Method Investments and Income Taxes	70,344	74,540	280,988	291,871
Income from Equity Method Investments	2,562	2,298	7,226	6,842
Income Before Income Taxes	72,906	76,838	288,214	298,713
Provision for Income Taxes	20,402	17,539	60,253	48,018
Net Income	52,504	59,299	227,961	250,695
Net Income Attributable to Noncontrolling Interest	9,226	9,838	35,709	36,760
Net Income Attributable to Evercore Inc.	$43,278	$49,461	$192,252	$213,935
Net Income Attributable to Evercore Inc. Common Shareholders	$43,278	$49,461	$192,252	$213,935
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,704	40,966	40,246	40,762
Diluted	42,789	45,858	43,437	45,542
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$1.09	$1.21	$4.78	$5.25
Diluted	$1.01	$1.08	$4.43	$4.70

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$52,504	$59,299	$227,961	$250,695
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(45)	(11)	(715)	(433)
Foreign Currency Translation Adjustment Gain (Loss), net	(3,258)	2,884	(4,406)	583
Other Comprehensive Income (Loss)	(3,303)	2,873	(5,121)	150
Comprehensive Income	49,201	62,172	222,840	250,845
Comprehensive Income Attributable to Noncontrolling Interest	8,724	10,265	34,943	36,768
Comprehensive Income Attributable to Evercore Inc.	$40,477	$51,907	$187,897	$214,077

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended September 30, 2019
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2019	68,508,501	$685	$1,916,503	$(31,988)	$463,002	(28,643,895)	$(1,609,916)	$236,549	$974,835
Net Income	—	—	—	—	43,278	—	—	9,226	52,504
Other Comprehensive Income (Loss)	—	—	—	(2,801)	—	—	—	(502)	(3,303)
Treasury Stock Purchases	—	—	—	—	—	(493,943)	(39,035)	—	(39,035)
Evercore LP Units Converted into Class A Common Stock	24,789	1	1,501	—	—	—	—	(1,010)	492
Equity-based Compensation Awards	40,571	—	50,175	—	—	—	—	6,993	57,168
Dividends	—	—	—	—	(26,722)	—	—	—	(26,722)
Noncontrolling Interest (Note 14)	—	—	—	—	—	—	—	(12,651)	(12,651)
Balance at September 30, 2019	68,573,861	$686	$1,968,179	$(34,789)	$479,558	(29,137,838)	$(1,648,951)	$238,605	$1,003,288

	For the Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2018	65,872,014	$659	$1,818,100	$(30,434)	$364,882	(26,123,438)	$(1,395,087)	$249,819	$1,007,939
Net Income	—	—	—	—	192,252	—	—	35,709	227,961
Other Comprehensive Income (Loss)	—	—	—	(4,355)	—	—	—	(766)	(5,121)
Treasury Stock Purchases	—	—	—	—	—	(3,014,400)	(253,864)	—	(253,864)
Evercore LP Units Converted into Class A Common Stock	281,685	3	30,828	—	—	—	—	(12,187)	18,644
Equity-based Compensation Awards	2,420,162	24	160,733	—	—	—	—	19,109	179,866
Dividends	—	—	—	—	(77,576)	—	—	—	(77,576)
Noncontrolling Interest (Note 14)	—	—	(41,482)	—	—	—	—	(53,079)	(94,561)
Balance at September 30, 2019	68,573,861	$686	$1,968,179	$(34,789)	$479,558	(29,137,838)	$(1,648,951)	$238,605	$1,003,288

	For the Three Months Ended September 30, 2018
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2018	65,623,354	$656	$1,721,668	$(31,486)	$198,815	(24,678,992)	$(1,265,927)	$227,274	$851,000
Net Income	—	—	—	—	49,461	—	—	9,838	59,299
Other Comprehensive Income	—	—	—	2,446	—	—	—	427	2,873
Treasury Stock Purchases	—	—	—	—	—	(247,247)	(26,936)	—	(26,936)
Evercore LP Units Converted into Class A Common Stock	25,847	—	1,288	—	—	—	—	(1,001)	287
Equity-based Compensation Awards	60,292	1	41,749	—	—	—	—	4,928	46,678
Dividends	—	—	—	—	(23,649)	—	—	—	(23,649)
Noncontrolling Interest (Note 14)	—	—	—	—	—	—	—	(10,155)	(10,155)
Balance at September 30, 2018	65,709,493	$657	$1,764,705	$(29,040)	$224,627	(24,926,239)	$(1,292,863)	$231,311	$899,397

	For the Nine Months Ended September 30, 2018
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2017	62,119,904	$621	$1,600,699	$(31,411)	$79,461	(23,017,750)	$(1,105,406)	$252,404	$796,368
Cumulative Effect of Accounting Change(1)	—	—	—	2,229	(2,229)	—	—	—	—
Net Income	—	—	—	—	213,935	—	—	36,760	250,695
Other Comprehensive Income	—	—	—	142	—	—	—	8	150
Treasury Stock Purchases	—	—	—	—	—	(1,908,489)	(187,457)	—	(187,457)
Evercore LP Units Converted into Class A Common Stock	1,080,554	11	58,256	—	—	—	—	(42,566)	15,701
Equity-based Compensation Awards	2,509,035	25	131,208	—	—	—	—	14,925	146,158
Dividends	—	—	—	—	(66,540)	—	—	—	(66,540)
Noncontrolling Interest (Note 14)	—	—	(25,458)	—	—	—	—	(30,220)	(55,678)
Balance at September 30, 2018	65,709,493	$657	$1,764,705	$(29,040)	$224,627	(24,926,239)	$(1,292,863)	$231,311	$899,397
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

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net Income	$227,961	$250,695
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(9,330)	(26)
Equity Method Investments	2,516	2,535
Equity-Based and Other Deferred Compensation	278,422	208,858
Depreciation, Amortization and Accretion	49,174	21,432
Bad Debt Expense	2,569	2,244
Deferred Taxes	(14,621)	(1,091)
Decrease (Increase) in Operating Assets:
Investment Securities	(459)	242
Financial Instruments Owned and Pledged as Collateral at Fair Value	(1,351)	(2,142)
Securities Purchased Under Agreements to Resell	1,299	7,457
Accounts Receivable	(1,567)	(51,341)
Receivable from Employees and Related Parties	3,153	(6,878)
Other Assets	(25,491)	(59,145)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(389,446)	(51,246)
Accounts Payable and Accrued Expenses	4,059	5,379
Securities Sold Under Agreements to Repurchase	18	(5,303)
Payables to Employees and Related Parties	(3,147)	3,001
Taxes Payable	(32,868)	(11,267)
Other Liabilities	64	(2,758)
Net Cash Provided by Operating Activities	90,955	310,646
Cash Flows From Investing Activities
Investments Purchased	(3,822)	(45)
Distributions of Private Equity Investments	1,698	2,143
Investment Securities:
Proceeds from Sales and Maturities	376,934	162,318
Purchases	(570,783)	(304,950)
Maturity of Certificates of Deposit	100,000	63,527
Purchase of Certificates of Deposit	(211,861)	(100,000)
Purchase of Furniture, Equipment and Leasehold Improvements	(46,155)	(11,881)
Net Cash Provided by (Used in) Investing Activities	(353,989)	(188,888)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	600	1,165
Distributions to Noncontrolling Interests	(44,947)	(30,374)
Short-Term Borrowings	30,000	30,000
Repayment of Short-Term Borrowings	(30,000)	(30,000)
Repayment of Subordinated Borrowings	—	(6,799)
Issuance of Notes Payable	205,718	—
Debt Issuance Costs	(2,032)	—
Purchase of Treasury Stock and Noncontrolling Interests	(304,078)	(212,959)
Dividends	(73,875)	(57,448)
Net Cash Provided by (Used in) Financing Activities	(218,614)	(306,415)
Effect of Exchange Rate Changes on Cash	(4,869)	1,711
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(486,517)	(182,946)
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	800,096	617,385
Cash, Cash Equivalents and Restricted Cash-End of Period	$313,579	$434,439

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$14,750	$16,008
Payments for Income Taxes	$120,929	$47,989
Accrued Dividends	$10,903	$9,092
Purchase of Noncontrolling Interest	$2,701	$—

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
Evercore ISI International Limited ("ISI U.K."), Evercore Partners International LLP ("Evercore U.K.") and Evercore (Japan) Ltd. ("Evercore Japan") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for ISI U.K. and Evercore Japan (as of January 1, 2019 for Evercore Japan), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition ISI U.K., Evercore U.K. and Evercore Japan assets of $181,300 and liabilities of $82,039 at September 30, 2019 and ISI U.K. and Evercore U.K. assets of $190,223 and liabilities of $122,460 at December 31, 2018.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
The Company adopted Accounting Standards Codification ("ASC") 842, "Leases" ("ASC 842") on January 1, 2019, using the modified retrospective method of transition. The Company did not have a cumulative-effect adjustment as of the date of adoption. The Company elected to apply the package of practical expedients, which does not require reassessment of whether contracts are or contain leases, of lease classification and of initial direct costs. The Company also elected the transition option in Accounting Standards Update ("ASU") No. 2018-11, "Leases (Topic 842): Targeted Improvements," ("ASU 2018-11") to not apply the new lease standard in comparative periods presented in financial statements in the year of adoption. Following the adoption of ASC 842, the Company includes all leases, including short-term leases, on its Unaudited Condensed Consolidated Statements of Financial Condition. The Company does not separate lease and non-lease components of contracts for leases for the use of office equipment. Operating leases for office space generally contain payments for real estate taxes, common area maintenance and other operating expenses in addition to rent payments; the Company does not include these as part of the lease component.
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
Investment Securities – During the third quarter of 2019, the Company renamed "Marketable Securities and Certificates of Deposit" to "Investment Securities and Certificates of Deposit" on the Unaudited Condensed Consolidated Statements of Financial Condition.
Note 3 – Recent Accounting Pronouncements
ASU 2016-02 – In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC 840, "Leases" ("ASC 840") and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. In July 2018, the FASB issued ASU 2018-11, which provides an additional transition method to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to Retained Earnings for prior periods as of the beginning of the fiscal year of adoption. The amendments in these updates are effective using a modified retrospective approach as of the date of adoption, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The adoption resulted in the present value of the Company's lease commitments being reflected on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as a long-term asset with a corresponding liability, classified as current and non-current. Right-of-use assets are subject to certain adjustments for lease incentives and initial direct costs. The Company's lease commitments primarily relate to office space, as discussed in Note 10. The impact on the Company's earnings is not materially

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

different from the prior expense related to leases as required under legacy U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Unaudited Condensed Consolidated Statements of Operations, and there was no impact on the Company's cash flows. The Company recorded lease liabilities of $226,943 on its Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2019, along with associated right-of-use assets of $183,083, which reflect the lease liabilities recognized, subject to certain adjustments for lease incentives and initial direct costs.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 4 – Revenue

The following table presents revenue recognized by the Company for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Banking:
Advisory Fees	$320,885	$305,949	$1,090,309	$1,047,259
Underwriting Fees	17,598	11,440	61,428	62,784
Commissions and Related Fees	46,820	45,337	137,417	139,447
Total Investment Banking	$385,303	$362,726	$1,289,154	$1,249,490

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$12,155	$11,560	$35,408	$33,826
Institutional Asset Management	495	1,118	2,044	2,777
Total Investment Management	$12,650	$12,678	$37,452	$36,603

Contract Balances
The change in the Company’s contract assets and liabilities during the periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the nine months ended September 30, 2019 and 2018 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Nine Months Ended September 30, 2019
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(4)	Deferred Revenue (Current Contract Liabilities)(5)	Deferred Revenue (Long-term Contract Liabilities)(6)
Balance at January 1, 2019	$309,075	$60,948	$2,833	$541	$4,016	$1,731
Increase (Decrease)	(3,403)	3,628	(1,799)	1,787	912	(1,116)
Balance at September 30, 2019	$305,672	$64,576	$1,034	$2,328	$4,928	$615

	For the Nine Months Ended September 30, 2018
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(4)	Deferred Revenue (Current Contract Liabilities)(5)	Deferred Revenue (Long-term Contract Liabilities)(6)
Balance at January 1, 2018	$184,993	$34,008	$—	$—	$3,147	$1,834
Increase (Decrease)	47,263	19,728	46,960	3,869	7,011	(103)
Balance at September 30, 2018	$232,256	$53,736	$46,960	$3,869	$10,158	$1,731

(1)	Included in Accounts Receivable on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(3)	Included in Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(4)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(5)	Included in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.

(6)	Included in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized revenue of $3,377 and $10,870 on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019, respectively, and $3,740 and $8,984 for the three and nine months ended September 30, 2018, respectively, that was previously included in deferred revenue on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
Note 5 – Special Charges and Intangible Asset Amortization
Special Charges
The Company recognized $1,029 and $3,087 for the three and nine months ended September 30, 2019, respectively, as Special Charges incurred related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York. The Company recognized $1,967 and $3,864 for the three and nine months ended September 30, 2018, respectively, as Special Charges incurred related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K. and separation benefits and related charges associated with the Company's businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $2,190 and $6,570 for the three and nine months ended September 30, 2019, respectively, and $2,191 and $6,571 for the three and nine months ended September 30, 2018, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $109 and $328 for the three and nine months ended September 30, 2019, respectively, and $110 and $328 for the three and nine months ended September 30, 2018, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 6 – Related Parties
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $14,106 and $16,359 as of September 30, 2019 and December 31, 2018, respectively.
Note 7 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$114,361	$93	$—	$114,454	$1,622	$10	$—	$1,632
Equity Securities	666	—	188	478	666	—	410	256
Debt Securities Carried by Broker-Dealers	228,184	1,500	3	229,681	147,009	954	—	147,963
Investment Funds	60,172	3,454	—	63,626	56,296	402	1,922	54,776
Total Investment Securities (carried at fair value)	$403,383	$5,047	$191	$408,239	$205,593	$1,366	$2,332	$204,627

Certificates of Deposit (carried at contract value)				211,861				100,000

Total Investment Securities and Certificates of Deposit				$620,100				$304,627

Scheduled maturities of the Company's available-for-sale debt securities as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$112,945	$113,000	$391	$391
Due after one year through five years	1,416	1,454	1,231	1,241
Total	$114,361	$114,454	$1,622	$1,632

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at September 30, 2019.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($3) and ($9) for the three and nine months ended September 30, 2019, respectively, and $9 and ($26) for the three and nine months ended September 30, 2018, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $30 and $223 for the three and nine months ended September 30, 2019, respectively, and $114 and ($92) for the three and nine months ended September 30, 2018, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Debt Securities Carried by Broker-Dealers
EGL and other broker-dealers invest in fixed income portfolios consisting primarily of U.S. Treasury bills, municipal bonds and other debt securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($55) and $459 for the three and nine months ended September 30, 2019, respectively, and ($207) and ($242) for the three and nine months ended September 30, 2018, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 16 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $532 and $9,231 for the three and nine months ended September 30, 2019, respectively, and $3,004 and $4,120 for the three and nine months ended September 30, 2018, respectively.
Futures
In April 2019, the Company entered into three month futures contracts on a stock index fund with a notional amount of $14,815 for $680, as an economic hedge against the Company's deferred cash compensation program. These contracts settled in June 2019. In accordance with ASC 815, "Derivatives and Hedging," ("ASC 815") these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized gains of $59 for the nine months ended September 30, 2019.
Certificates of Deposit
At September 30, 2019, the Company held certificates of deposit of $211,861 with certain banks with original maturities of six months or less when purchased.
At December 31, 2018, the Company held certificates of deposit of $100,000 with certain banks with original maturities of six months or less when purchased. These certificates of deposit matured during the first quarter of 2019.
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.0 year, as of September 30, 2019, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
As of September 30, 2019 and December 31, 2018, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	September 30, 2019		December 31, 2018
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$23,643		$22,349
Securities Purchased Under Agreements to Resell	1,423	$1,426	2,696	$2,701
Total Assets	$25,066		$25,045
Liabilities
Securities Sold Under Agreements to Repurchase	$(25,062)	$(25,053)	$(25,075)	$(25,099)

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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
ABS	$37,442	$38,699
Atalanta Sosnoff	12,536	13,291
Luminis	5,183	6,517
Total	$55,161	$58,507

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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC are substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At September 30, 2019, the Company's economic ownership interest in ABS was 46%. This investment resulted in earnings of $1,936 and $5,588 for the three and nine months ended September 30, 2019, respectively, and $1,997 and $5,760 for the three and nine months ended September 30, 2018, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At September 30, 2019, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $344 and $882 for the three and nine months ended September 30, 2019, respectively, and $301 and $785 for the three and nine months ended September 30, 2018, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At September 30, 2019, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $282 and $756 for the three and nine months ended September 30, 2019, respectively, and $297 for the nine months ended September 30, 2018, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $171 and $513 for the three and nine months ended September 30, 2019, respectively, and $223 and $669 for the three and nine months ended September 30, 2018, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company records its investment in G5 as a held-to-maturity debt security within Investments on the Unaudited Condensed Consolidated Statements of Financial Condition. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company is accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. This investment had a balance of $8,851 and $9,717 as of September 30, 2019 and December 31, 2018, respectively.
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
During the nine months ended September 30, 2019, the Company made an investment of $3,015 in Trilantic VI.
On December 31, 2014, ECP II was terminated. ECP II has been fully distributed as of September 30, 2019.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

A summary of the Company's investments in the private equity funds as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
ECP II	$—	$795
Glisco II, Glisco III and Glisco IV	3,919	3,880
Trilantic IV, Trilantic V and Trilantic VI	10,532	5,125
Total Private Equity Funds	$14,451	$9,800

Net realized and unrealized gains (losses) on private equity fund investments were ($49) and ($176) for the three and nine months ended September 30, 2019, respectively, and ($337) and ($195) for the three and nine months ended September 30, 2018, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2019, there was no previously distributed carried interest received from the funds that was subject to repayment.
General Partners of Private Equity Funds which are VIEs
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $4,754 and $5,445 included in its Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2019 and December 31, 2018, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of September 30, 2019 and December 31, 2018 was $7,318 and $8,048, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A limited partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the nine months ended September 30, 2019, $146 and $3,015 of this investment was allocated to Trilantic Fund V and VI, respectively. From 2010 to 2018, $4,980 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $6,771 and $9,932 as of September 30, 2019 and December 31, 2018, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $436 was unfunded at September 30, 2019. The Company also has a $12,000 commitment to invest in Trilantic Fund VI, of which $8,985 was unfunded at September 30, 2019. The Company funded $3,015 of this commitment during the nine months ended September 30, 2019.
Other Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $1,079 as of September 30, 2019 and December 31, 2018.
In May 2019, the Company received preferred equity securities in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $642 as of September 30, 2019.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $899 and $1,609 as of September 30, 2019 and December 31, 2018, respectively.
Note 10 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2034. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes occupancy rental expense relating to operating leases of $11,769 and $35,025 for the three and nine months ended September 30, 2019, respectively, and $11,470 and $32,042 for the three and nine months ended September 30, 2018, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $5,527 and $5,502, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018, respectively.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other IT related equipment). Rental expense for office equipment totaled $1,132 and $3,059 for the three and nine months ended September 30, 2019, respectively, and $939 and $2,198 for the three and nine months ended September 30, 2018, respectively. Rental expense for office equipment is included in Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations.
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
The Company incurred net operating cash outflows of $15,778 for the nine months ended September 30, 2019 related to its operating leases, which were net of cash received from lease incentives of $12,854.
Upon adoption of ASC 842 on January 1, 2019, the Company recorded Right-of-Use Assets on its statement of financial condition of $180,935. Other information as it relates to the Company's operating leases is as follows:

For the Nine Months Ended
September 30, 2019
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$28,909

September 30, 2019
Weighted-average remaining lease term - operating leases	9.0 years
Weighted-average discount rate - operating leases	5.53%

As of September 30, 2019, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

2019	$10,098
2020	43,731
2021	44,436
2022	37,702
2023	23,535
Thereafter	172,359
Total minimum lease payments	331,861
Less: Tenant Improvement Allowances	(20,885)
Less: Imputed Interest	(84,033)
Present value of lease liabilities	226,943
Less: Current lease liabilities	(34,270)
Long-term lease liabilities	$192,673
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included in the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces between 2019 and 2023 with lease terms of 3 to 15 years. The additional minimum future payments under these arrangements are $255,185 as of September 30, 2019.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds and Other Debt Securities held at September 30, 2019 and December 31, 2018 are based on prices provided by external pricing services.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities Carried by Broker-Dealers	$177,652	$52,029	$—	$229,681
Other Debt and Equity Securities(1)	115,774	2,147	—	117,921
Investment Funds	63,626	—	—	63,626
Financial Instruments Owned and Pledged as Collateral at Fair Value	23,643	—	—	23,643
Total Assets Measured At Fair Value	$380,695	$54,176	$—	$434,871

	December 31, 2018
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities Carried by Broker-Dealers(2)	$109,577	$62,801	$—	$172,378
Other Debt and Equity Securities(1)	6,232	1,982	—	8,214
Investment Funds	54,776	—	—	54,776
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,349	—	—	22,349
Total Assets Measured At Fair Value	$192,934	$64,783	$—	$257,717

(1)
Includes $2,989 and $6,326 of treasury bills and notes and municipal bonds classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018, respectively.

(2)
Includes $24,415 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statement of Financial Condition as of December 31, 2018.

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
The Company had no transfers between fair value levels during the nine months ended September 30, 2019 or the year ended December 31, 2018.
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities, which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition, are listed in the tables below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

		September 30, 2019
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$301,729	$301,729	$—	$—	$301,729
Certificates of Deposit	211,861	—	211,861	—	211,861
Debt Security Investment	8,851	—	—	8,851	8,851
Securities Purchased Under Agreements to Resell	1,423	—	1,423	—	1,423
Receivables(1)	370,248	—	367,232	—	367,232
Contract Assets(2)	3,362	—	3,169	—	3,169
Receivable from Employees and Related Parties	20,655	—	20,655	—	20,655
Closely-held Equity Securities	1,721	—	—	1,721	1,721
Financial Liabilities:
Accounts Payable and Accrued Expenses	$46,779	$—	$46,779	$—	$46,779
Securities Sold Under Agreements to Repurchase	25,062	—	25,062	—	25,062
Payable to Employees and Related Parties	28,748	—	28,748	—	28,748
Notes Payable	372,526	—	381,061	—	381,061

		December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$759,849	$759,849	$—	$—	$759,849
Certificates of Deposit	100,000	—	100,000	—	100,000
Debt Security Investment	9,717	—	—	9,717	9,717
Securities Purchased Under Agreements to Resell	2,696	—	2,696	—	2,696
Receivables(1)	370,023	—	369,636	—	369,636
Contract Assets(2)	3,374	—	3,348	—	3,348
Receivable from Employees and Related Parties	23,836	—	23,836	—	23,836
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,948	$—	$37,948	$—	$37,948
Securities Sold Under Agreements to Repurchase	25,075	—	25,075	—	25,075
Payable to Employees and Related Parties	31,894	—	31,894	—	31,894
Notes Payable	168,612	—	166,555	—	166,555

(1)	Includes Accounts Receivable and Long-term receivables included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Includes current and long-term contract assets included in Other Current Assets and Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2019, the Company was in compliance with all of these covenants.
On August 1, 2019, the Company issued $175,000 and £25,000 of senior unsecured notes through private placement. These notes reflect a weighted average life of 12 years and a weighted average stated interest rate of 4.26%. These notes include: $75,000 aggregate principal amount of its 4.34% Series E senior notes due 2029 (the "Series E Notes"), $60,000 aggregate principal amount of its 4.44% Series F senior notes due 2031 (the "Series F Notes"), $40,000 aggregate principal amount of its 4.54% Series G senior notes due 2033 (the "Series G Notes") and £25,000 aggregate principal amount of its 3.33% Series H senior notes due 2033 (the "Series H Notes" and together with the Series E Notes, the Series F Notes and the Series G Notes, the "2019 Private Placement Notes"), each of which were issued pursuant to a note purchase agreement dated as of August 1, 2019 (the "2019 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2019, the Company was in compliance with all of these covenants.
The Company intends to use the proceeds from the 2019 Private Placement Notes to fund investments in its business, including facilities and technology, and for other general corporate purposes.
Notes Payable is comprised of the following as of September 30, 2019 and December 31, 2018:

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	September 30, 2019	December 31, 2018
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,848	$37,776
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,551	66,466
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,582	47,542
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,839	16,828
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,265	—
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,413	—
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,608	—
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	30,420	—
Total			$372,526	$168,612

(a)	Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Note 13 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on October 22, 2019, a quarterly cash dividend of $0.58 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of November 29, 2019, which will be paid on December 13, 2019. During the three and nine months ended September 30, 2019, the Company declared and paid dividends of $0.58 and $1.66 per share, respectively, totaling $22,944 and $66,673, respectively, and accrued deferred cash dividends on unvested restricted stock units ("RSUs"), totaling $3,778 and $10,903, respectively. The Company also paid deferred cash dividends of $134 and $7,202 during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, the Company declared and paid dividends of $0.50 and $1.40 per share, respectively, totaling $20,426 and $57,448, respectively, and accrued deferred cash dividends on unvested RSUs, totaling $3,223 and $9,092, respectively.
Treasury Stock – During the three months ended September 30, 2019, the Company purchased 17 Class A Shares primarily from employees at market values ranging from $76.49 to $89.82 per share (at an average cost per share of $83.36), primarily for the net settlement of stock-based compensation awards, and 477 Class A Shares at market values ranging from $75.91 to $79.99 per share (at an average cost per share of $78.87) pursuant to the Company's share repurchase program. The aggregate 494 Class A Shares were purchased at an average cost per share of $79.03, and the result of these purchases was an increase in Treasury Stock of $39,035 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2019.
During the nine months ended September 30, 2019, the Company purchased 1,015 Class A Shares primarily from employees at market values ranging from $71.11 to $96.22 per share (at an average cost per share of $89.45), primarily for the net settlement of stock-based compensation awards, and 1,999 Class A Shares at market values ranging from $73.18 to $92.33 per share (at an average cost per share of $81.56) pursuant to the Company's share repurchase program. The aggregate 3,014 Class A Shares were purchased at an average cost per share of $84.22, and the result of these purchases was an increase in Treasury Stock of $253,864 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2019.
LP Units – During the three and nine months ended September 30, 2019, 25 and 282 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares. This resulted in increases to Common Stock of $1 and $3 for the three and nine months ended September 30, 2019, respectively, and Additional Paid-In-Capital of $1,010 and $12,187 for the three and nine months ended September 30, 2019, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2019.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2019, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,135) and ($30,654), respectively.
The application of ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" resulted in the reclassification of $2,229 of cumulative unrealized losses, net of tax, on Investment Securities in Accumulated Other Comprehensive Income (Loss) to Retained Earnings on the Unaudited Condensed Consolidated Statement of Financial Condition as of January 1, 2018.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	September 30,
	2019	2018
Subsidiary:
Evercore LP	12%	11%
Evercore Wealth Management ("EWM")(1)	20%	44%
Private Capital Advisory ("PCA")(2)	—%	10%
Real Estate Capital Advisory ("RECA")(3)	38%	38%

(1) Noncontrolling Interests represent a blended rate for multiple classes of interests.
(2) Noncontrolling Interests represent the Common Interests of Private Capital Advisory L.P.
(3) Noncontrolling Interests represent the Class R Interests of Private Capital Advisory L.P.
The Noncontrolling Interests for Evercore LP, EWM and RECA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$236,549	$227,274	$249,819	$252,404

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	9,226	9,838	35,709	36,760
Other Comprehensive Income (Loss)	(502)	427	(766)	8
Total Comprehensive Income	8,724	10,265	34,943	36,768

Evercore LP Units Converted into Class A Shares	(1,010)	(1,001)	(12,187)	(42,566)

Amortization and Vesting of LP Units	6,993	4,928	19,109	14,925

Other Items:
Distributions to Noncontrolling Interests	(13,251)	(9,790)	(44,947)	(30,374)
Issuance of Noncontrolling Interest	600	335	3,301	1,165
Purchase of Noncontrolling Interest	—	(700)	(11,433)	(1,011)
Total Other Items	(12,651)	(10,155)	(53,079)	(30,220)

Ending balance	$238,605	$231,311	$238,605	$231,311

Other Comprehensive Income – Other Comprehensive Income attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Securities and Investments, net, of ($7) and ($105) for the three and nine months ended September 30, 2019, respectively, and ($2) and ($66) for the three and nine months ended September 30, 2018, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($495) and ($661) for the three and nine months ended September 30, 2019, respectively, and $429 and $74 for the three and nine months ended September 30, 2018, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

Interests Purchased – On May 31, 2019, the Company purchased, at fair value, the remaining 10% of the Private Capital Advisory L.P. Common Interests for $28,382. This purchase resulted in a decrease to Noncontrolling Interest of $6,674 and a decrease to Additional Paid-In-Capital of $21,708, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2019.
On May 31, 2019, the Company also purchased, at fair value, an additional 17% of the EWM Class A Units for $24,533 (in cash of $21,832 and the issuance of 31 Class A LP Units having a fair value of $2,701). This purchase resulted in a net decrease to Noncontrolling Interest of $4,759 and a decrease to Additional Paid-In-Capital of $19,774, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2019.
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
Note 15 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and nine months ended September 30, 2019 and 2018 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$43,278	$49,461	$192,252	$213,935
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,704	40,966	40,246	40,762
Basic net income per share attributable to Evercore Inc. common shareholders	$1.09	$1.21	$4.78	$5.25
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$43,278	$49,461	$192,252	$213,935
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$43,278	$49,461	$192,252	$213,935
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,704	40,966	40,246	40,762
Assumed exchange of LP Units for Class A Shares(a)(b)	648	1,297	756	1,405
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,037	3,195	2,035	2,975
Shares that are contingently issuable(c)	400	400	400	400
Diluted weighted average Class A Shares outstanding	42,789	45,858	43,437	45,542
Diluted net income per share attributable to Evercore Inc. common shareholders	$1.01	$1.08	$4.43	$4.70

(a)
The Company has outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which convert into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately become exchangeable into Class A Shares on a one-for-one basis. During the three and nine months ended September 30, 2019 and 2018, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

(b)
The Company also has outstanding Class A and E LP Units in Evercore LP, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and nine months ended September 30, 2019 and 2018, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,310 and 5,238 for the three and nine months ended September 30, 2019, respectively, and 5,018 and 5,125 for the three and nine months ended September 30, 2018, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $6,804 and $25,996 for the three and nine months ended September 30, 2019, respectively, and $6,423 and $26,881 for the three and nine months ended September 30, 2018, respectively. In computing this adjustment, the Company

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

(c)
The Company has outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, and outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 400 for the three and nine months ended September 30, 2019 and 2018.

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
Note 16 – Share-Based and Other Deferred Compensation
LP Units
Equities business – In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Evercore LP units and interests which have been treated as compensation.
In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H limited partnership interests of Evercore LP ("Class H LP Interests") for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units convert into an equal amount of Class E LP Units, and become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company is expensing the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $4,527 and $12,276 for the three and nine months ended September 30, 2019, respectively, and $3,741 and $11,313 for the three and nine months ended September 30, 2018, respectively.
On February 15, 2019, 632 Class J LP Units vested and were converted to an equal amount of Class E LP Units.
Other Performance-based Awards – In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Executive Chairman. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,164 and $3,455 for the three and nine months ended September 30, 2019 and 2018, respectively.
In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent upon

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

the achievement of certain defined benchmark results and continued service through December 31, 2021. An additional 16 Class K-P Units may be issued contingent upon the achievement of certain defined benchmark results (which were probable of achievement as of September 30, 2019) and continued service through December 31, 2021. The Company determined the fair value of the award probable to vest as of September 30, 2019 to be $6,250 and records expense for these units over the service period.
In June 2019, the Company issued 220 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent and based upon the achievement of certain defined benchmark results and continued service through February 4, 2023 for the first tranche, which consists of 120 Class K-P Units convertible into a number of Class K LP Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units convertible into a number of Class K LP Units. The Company determined the fair value of the award probable to vest as of September 30, 2019 to be $5,771 and records expense for these units over the service period.
Compensation expense related to the Class K-P Units was $1,277 and $1,911 for the three and nine months ended September 30, 2019, respectively, and $302 and $897 for the three and nine months ended September 30, 2018, respectively.
Stock Incentive Plan
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 2,869 and 5,367 as of September 30, 2019 and 2018, respectively.
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
Equity Grants
During the nine months ended September 30, 2019, pursuant to the 2016 Plan, the Company granted employees 2,564 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2019 had grant date fair values of $72.11 to $96.22 per share, with an average value of $91.24 per share. During the nine months ended September 30, 2019, 2,412 Service-based Awards vested and 87 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $50,152 and $162,296 for the three and nine months ended September 30, 2019, respectively, and $41,679 and $130,785 for the three and nine months ended September 30, 2018, respectively.
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
Compensation expense related to deferred cash awards was $20,688 and $73,456 for the three and nine months ended September 30, 2019, respectively, and $13,147 and $41,328 for the three and nine months ended September 30, 2018, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 (the "2013 Long-term Incentive Plan") and January 1, 2017 (the "2017 Long-term Incentive Plan"). The 2013 Long-term Incentive Plan was paid in cash in installments in 2017, 2018 and the first quarter of 2019. The 2017 Long-term Incentive Plan, which aggregates $90,258 of long-term liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2019, is due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2021, 2022 and 2023, subject to employment at the time of payment. These awards are subject to retirement eligibility requirements. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $8,302 and $24,928 for the three and nine months ended September 30, 2019, respectively, and $7,007 and $21,082 for the three and nine months ended September 30, 2018, respectively. In conjunction with this plan, the Company distributed cash payments of $19,516 and $4,532 for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, for the 2017 Long-term Incentive Plan, based on the Company's current assessment of the probability of the level of benchmarks being achieved, the total remaining expense to be accrued for this plan over the future vesting period ending March 15, 2023 is $69,569.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $6,631 and $15,976 for the three and nine months ended September 30, 2019, respectively, and $5,701 and $13,810 for the three and nine months ended September 30, 2018, respectively. The remaining unamortized amount of these awards was $33,392 as of September 30, 2019.
Separation and Transition Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $2,762 and $7,575 for the three and nine months ended September 30, 2019, respectively, and $538 and $7,022 for the three and nine months ended September 30, 2018, respectively. In conjunction with these arrangements, the Company distributed cash payments of $1,204 and $4,461 for the three and nine months ended September 30, 2019, respectively, and $763 and $6,636 for the three and nine months ended September 30, 2018, respectively. The Company also granted separation benefits to certain employees, resulting in expense included in Special Charges of approximately $781 and $2,024 for the three and nine months ended September 30, 2018, respectively. See Note 5 for further information.
Note 17 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Private Equity – As of September 30, 2019, the Company had unfunded commitments for capital contributions of $12,045 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2019. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30,000 on this facility, which was repaid on March 2, 2018. On March 11, 2019, East drew down $30,000 on this facility, which was repaid on May 3, 2019. On June 21, 2019, East amended this facility with PNC such that, among other things, the interest rate provisions were modified to LIBOR plus 125 basis points and the maturity date was extended to October 31, 2020 (as amended, the "Existing PNC Facility").
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20,000, to be used for working capital and other corporate activities. The facility is unsecured and matures on October 31, 2020, subject to an extension agreed to between East and PNC. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2019. Drawings under this facility bear interest at LIBOR plus 150 basis points. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of September 30, 2019.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $7,599 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments – In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $2,008 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the nine months ended September 30, 2019. At September 30, 2019, the Company had a remaining commitment of $312 for contingent consideration related to its acquisition of Kuna & Co. KG.
The Company also had a commitment at September 30, 2019 for contingent consideration related to an arrangement with the former employer of certain RECA employees, which provides for contingent consideration to be paid to the former employer of up to $4,463, based on the completion of certain client engagements. The Company recognized expenses of $2,938 and $3,971 for the three and nine months ended September 30, 2018, respectively, in Professional Fees on the Company's Unaudited Condensed Consolidated Statements of Operations pursuant to this arrangement.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,
	2019	2018
Cash and Cash Equivalents	$304,718	$425,152
Restricted Cash included in Other Assets	8,861	9,287
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$313,579	$434,439

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
Beginning on or about November 16, 2016, several putative securities class action complaints were filed against Adeptus Health Inc. ("Adeptus") and certain others, including EGL as underwriter, in connection with Adeptus' June 2014 initial public offering and May 2015, July 2015 and June 2016 secondary public offerings. The cases were consolidated in the U.S. District Court for the Eastern District of Texas where a consolidated complaint was filed asserting, in part, that the offering materials issued in connection with the four public offerings violated the U.S. Securities Act of 1933 by containing alleged misstatements and omissions. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy and was subsequently removed as a defendant. On November 21, 2017, the plaintiffs filed a consolidated complaint, and the defendants filed motions to dismiss on February 5, 2018. On September 12, 2018, the defendants' motions to dismiss were granted as to the claims relating to the initial public offering and the May 2015 secondary public offering, but denied as to the claims relating to the July 2015 and June 2016 secondary public offerings. EGL underwrote approximately 293 shares of common stock in the July 2015 secondary public offering, representing an aggregate offering price of approximately $30,800, but did not underwrite any shares in the June 2016 secondary public offering. On September 25, 2018, the plaintiffs filed an amended complaint relating only to the July 2015 and June 2016 secondary public offerings. On December 7, 2018, the plaintiffs filed a motion for class certification, and the defendants filed briefs in opposition. On February 16, 2019, the plaintiffs filed a second amended complaint after having been granted leave to amend by the court. On March 4, 2019, the defendants filed a motion to dismiss as to the second amended complaint.
Note 18 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of September 30, 2019 and December 31, 2018 was $253,013 and $331,097, respectively, which exceeded the minimum net capital requirement by $252,763 and $330,847, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2019.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of September 30, 2019.
Note 19 – Income Taxes
The Company's Provision for Income Taxes was $20,402 and $60,253 for the three and nine months ended September 30, 2019, respectively, and $17,539 and $48,018 for the three and nine months ended September 30, 2018, respectively. The effective tax rate was 28% and 21% for the three and nine months ended September 30, 2019, respectively, and 23% and 16% for the three and nine months ended September 30, 2018, respectively. The effective tax rate reflects net excess tax benefits associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price of $12,176 and $22,830 being recognized in the Company's Provision for Income Taxes for the nine months ended September 30, 2019 and 2018, respectively, and resulted in a reduction in the effective tax rate of 4 and 8 percentage points for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate for 2019 and 2018 also reflects the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company expects to recognize the income tax effects associated with the new global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and nine months ended September 30, 2019, no additional income tax expense associated with the GILTI provisions has been reported and it is not expected to be material to the Company’s effective tax rate for the year.
The Company reported an increase in deferred tax assets of $219 associated with changes in Unrealized Gain (Loss) on Investment Securities and an increase of $1,333 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2019. The Company reported an increase in deferred tax assets of $133 associated with changes in Unrealized Gain (Loss) on Investment Securities and an increase of $73 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2018.
As of September 30, 2019, there were $494 of unrecognized tax benefits that, if recognized, $402 would affect the effective tax rate. The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $18 and $1, respectively, during the three months ended September 30, 2019, and $202 and $12, respectively, during the nine months ended September 30, 2019.
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
The Company's segment information for the three and nine months ended September 30, 2019 and 2018 is prepared using the following methodology:

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
Other Revenue, net, included in each segment's Net Revenues includes interest income and income (losses) earned on investment securities, including our investment funds which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on the Company’s debt security investment in G5, as well as

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company. Other Revenue, net, also includes interest expense associated with the Company’s Notes Payable, subordinated borrowings and lines of credit, as well as revenue and expenses associated with repurchase or resale transactions.
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
One client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended September 30, 2019.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Banking
Net Revenues(1)	$388,012	$366,834	$1,305,586	$1,252,709
Operating Expenses	311,697	287,809	1,008,985	946,629
Other Expenses(2)	7,917	7,888	22,084	21,805
Operating Income	68,398	71,137	274,517	284,275
Income from Equity Method Investments	282	—	756	297
Pre-Tax Income	$68,680	$71,137	$275,273	$284,572
Identifiable Segment Assets	$2,018,087	$1,294,106	$2,018,087	$1,294,106
Investment Management
Net Revenues(1)	$14,186	$14,425	$42,985	$40,590
Operating Expenses	12,040	11,022	36,206	32,973
Other Expenses(2)	200	—	308	21
Operating Income	1,946	3,403	6,471	7,596
Income from Equity Method Investments	2,280	2,298	6,470	6,545
Pre-Tax Income	$4,226	$5,701	$12,941	$14,141
Identifiable Segment Assets	$193,016	$411,501	$193,016	$411,501
Total
Net Revenues(1)	$402,198	$381,259	$1,348,571	$1,293,299
Operating Expenses	323,737	298,831	1,045,191	979,602
Other Expenses(2)	8,117	7,888	22,392	21,826
Operating Income	70,344	74,540	280,988	291,871
Income from Equity Method Investments	2,562	2,298	7,226	6,842
Pre-Tax Income	$72,906	$76,838	$288,214	$298,713
Identifiable Segment Assets	$2,211,103	$1,705,607	$2,211,103	$1,705,607

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and share / unit amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Banking(A)	$2,709	$4,108	$16,432	$3,219
Investment Management	1,536	1,747	5,533	3,987
Total Other Revenue, net	$4,245	$5,855	$21,965	$7,206

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and lines of credit of $3,786 and $8,354 for the three and nine months ended September 30, 2019, respectively, and $2,300 and $6,861 for the three and nine months ended September 30, 2018, respectively.

(2)	Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Banking
Amortization of LP Units and Certain Other Awards	$4,551	$3,764	$12,346	$11,470
Special Charges	1,029	1,967	3,087	3,864
Acquisition and Transition Costs	180	—	180	—
Intangible Asset and Other Amortization	2,157	2,157	6,471	6,471
Total Investment Banking	7,917	7,888	22,084	21,805
Investment Management
Acquisition and Transition Costs	200	—	308	21
Total Investment Management	200	—	308	21
Total Other Expenses	$8,117	$7,888	$22,392	$21,826

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net Revenues:(1)
United States	$317,203	$290,944	$977,870	$1,023,686
Europe and Other	77,779	82,063	337,207	239,226
Latin America	2,971	2,397	11,529	23,181
Total	$397,953	$375,404	$1,326,606	$1,286,093
(1) Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	September 30, 2019	December 31, 2018
Total Assets:
United States	$1,867,620	$1,757,589
Europe and Other	280,056	298,917
Latin America	63,427	69,161
Total	$2,211,103	$2,125,667

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Investment Management. Our Investment Management business includes operations related to the Wealth Management and Institutional Asset Management businesses and interests in private equity funds which we do not manage. Revenue sources primarily include management fees, which include fees earned from portfolio companies, fiduciary fees, performance fees (including carried interest) and gains (or losses) on our investments.
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
Other Revenue also includes interest income and income (losses) earned on investment securities, including our investment funds which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on our debt security investment in G5, as well as adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in private equity funds which we do not manage.
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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2019 and 2018. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$320,885	$305,949	5%	$1,090,309	$1,047,259	4%
Underwriting Fees	17,598	11,440	54%	61,428	62,784	(2%)
Commissions and Related Fees	46,820	45,337	3%	137,417	139,447	(1%)
Asset Management and Administration Fees	12,650	12,678	—%	37,452	36,603	2%
Other Revenue, Including Interest and Investments	9,911	10,058	(1%)	35,886	20,826	72%
Total Revenues	407,864	385,462	6%	1,362,492	1,306,919	4%
Interest Expense	5,666	4,203	35%	13,921	13,620	2%
Net Revenues	402,198	381,259	5%	1,348,571	1,293,299	4%
Expenses
Operating Expenses	323,737	298,831	8%	1,045,191	979,602	7%
Other Expenses	8,117	7,888	3%	22,392	21,826	3%
Total Expenses	331,854	306,719	8%	1,067,583	1,001,428	7%
Income Before Income from Equity Method Investments and Income Taxes	70,344	74,540	(6%)	280,988	291,871	(4%)
Income from Equity Method Investments	2,562	2,298	11%	7,226	6,842	6%
Income Before Income Taxes	72,906	76,838	(5%)	288,214	298,713	(4%)
Provision for Income Taxes	20,402	17,539	16%	60,253	48,018	25%
Net Income	52,504	59,299	(11%)	227,961	250,695	(9%)
Net Income Attributable to Noncontrolling Interest	9,226	9,838	(6%)	35,709	36,760	(3%)
Net Income Attributable to Evercore Inc.	$43,278	$49,461	(13%)	$192,252	$213,935	(10%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$1.01	$1.08	(6%)	$4.43	$4.70	(6%)
As of September 30, 2019 and 2018, we employed approximately 1,900 and 1,700 people, respectively, worldwide.
Three Months Ended September 30, 2019 versus September 30, 2018
Net Revenues were $402.2 million for the three months ended September 30, 2019, an increase of $20.9 million, or 5%, versus Net Revenues of $381.3 million for the three months ended September 30, 2018. Advisory Fees increased 5%, Underwriting Fees increased 54% and Commissions and Related Fees increased 3% compared to the three months ended September 30, 2018. Asset Management and Administration Fees were flat compared to the three months ended September 30, 2018. Other Revenue, Including Interest and Investments, for the three months ended September 30, 2019 decreased 1% compared to the three months ended September 30, 2018.
Total Operating Expenses were $323.7 million for the three months ended September 30, 2019, as compared to $298.8 million for the three months ended September 30, 2018, an increase of $24.9 million, or 8%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $237.2 million for the three months ended September 30, 2019, an increase of $15.5 million, or 7%, versus expense of $221.7 million for the three months ended September 30, 2018. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred compensation arrangements. Headcount increased 12% from September 30, 2018 to September 30, 2019. Non-compensation expenses, as a component of Operating Expenses, were $86.5 million for the three months ended September 30, 2019, an increase of $9.4 million, or 12%, versus $77.1 million for the three months ended September 30, 2018. Non-compensation operating expenses increased compared to the three months ended September 30, 2018, primarily driven by increased headcount, increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, increased costs related to technology initiatives and increased professional fees.
Total Other Expenses of $8.1 million for the three months ended September 30, 2019 included compensation costs of $4.6 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $1.0 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, Acquisition and Transition Costs of $0.4 million and intangible asset and other amortization of $2.2 million. Total Other Expenses of $7.9 million for the three months ended September 30, 2018 included compensation costs of $3.8 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $2.0 million related to separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and intangible asset and other amortization of $2.2 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 60% for the three months ended September 30, 2019, compared to 59% for the three months ended September 30, 2018.
Income from Equity Method Investments was $2.6 million for the three months ended September 30, 2019, as compared to $2.3 million for the three months ended September 30, 2018. The increase was primarily a result of an increase in earnings from Luminis during the three months ended September 30, 2019.
The provision for income taxes for the three months ended September 30, 2019 was $20.4 million, which reflected an effective tax rate of 28%. The provision for income taxes for the three months ended September 30, 2018 was $17.5 million, which reflected an effective tax rate of 23%. The provision for income taxes for the three months ended September 30, 2019 and 2018 reflects the impact of the deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price of $0.05 million and $0.6 million, respectively, the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $9.2 million for the three months ended September 30, 2019 compared to $9.8 million for the three months ended September 30, 2018. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income allocated to EWM and Private Capital Advisory L.P. during the three months ended September 30, 2019, as a result of the purchases of additional EWM Class A Units and the remaining Private Capital Advisory L.P. Common Interests during 2019.
Nine Months Ended September 30, 2019 versus September 30, 2018
Net Revenues were $1.35 billion for the nine months ended September 30, 2019, an increase of $55.3 million, or 4%, versus Net Revenues of $1.29 billion for the nine months ended September 30, 2018. Advisory Fees increased 4%, Underwriting Fees decreased 2% and Commissions and Related Fees decreased 1% compared to the nine months ended September 30, 2018. Asset Management and Administration Fees increased 2% compared to the nine months ended September 30, 2018. Other Revenue, Including Interest and Investments, for the nine months ended September 30, 2019 increased 72% compared to the nine months ended September 30, 2018, which was primarily attributable to gains on the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $1.05 billion for the nine months ended September 30, 2019, as compared to $979.6 million for the nine months ended September 30, 2018, an increase of $65.6 million, or 7%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $791.3 million for the nine months ended September 30, 2019, an increase of $36.2 million, or 5%, versus expense of $755.1 million for the nine months ended September 30, 2018. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred compensation arrangements. Non-compensation expenses as a component of Operating Expenses were $253.9 million for the nine months ended September 30, 2019, an increase of $29.4 million, or 13%, versus $224.5 million for the nine months ended September 30, 2018. Non-compensation operating expenses increased compared to the nine months ended September 30, 2018, primarily driven by increased headcount, increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, increased costs related to technology initiatives and increased professional fees. In addition, the increase in Non-compensation expenses versus last year also reflects an increase in client related expenses which are subject to reimbursement from clients currently and in future periods.
Total Other Expenses of $22.4 million for the nine months ended September 30, 2019 included compensation costs of $12.3 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $3.1 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, Acquisition and Transition Costs of $0.5 million and intangible asset and other amortization of $6.5 million. Total Other Expenses of $21.8 million for the nine months ended September 30, 2018 included compensation costs of $11.5 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $3.9 million primarily related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, Acquisition and Transition Costs of $0.02 million and intangible asset and other amortization of $6.5 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 60% for the nine months ended September 30, 2019, compared to 59% for the nine months ended September 30, 2018.
Income from Equity Method Investments was $7.2 million for the nine months ended September 30, 2019, as compared to $6.8 million for the nine months ended September 30, 2018. The increase was primarily a result of an increase in earnings from Luminis during the nine months ended September 30, 2019.
The provision for income taxes for the nine months ended September 30, 2019 was $60.3 million, which reflected an effective tax rate of 21%. The provision for income taxes for the nine months ended September 30, 2018 was $48.0 million, which reflected an effective tax rate of 16%. The provision for income taxes for the nine months ended September 30, 2019 and 2018 reflects the net impact of the deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price of $12.2 million and $22.8 million, respectively, the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $35.7 million for the nine months ended September 30, 2019 compared to $36.8 million for the nine months ended September 30, 2018. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income allocated to EWM and Private Capital Advisory L.P. during the nine months ended September 30, 2019, as a result of the purchases of additional EWM Class A Units and the remaining Private Capital Advisory L.P. Common Interests during 2019.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)	$320,885	$305,949	5%	$1,090,309	$1,047,259	4%
Underwriting Fees(2)	17,598	11,440	54%	61,428	62,784	(2%)
Commissions and Related Fees	46,820	45,337	3%	137,417	139,447	(1%)
Other Revenue, net(3)	2,709	4,108	(34%)	16,432	3,219	410%
Net Revenues	388,012	366,834	6%	1,305,586	1,252,709	4%
Expenses
Operating Expenses	311,697	287,809	8%	1,008,985	946,629	7%
Other Expenses	7,917	7,888	—%	22,084	21,805	1%
Total Expenses	319,614	295,697	8%	1,031,069	968,434	6%
Operating Income(4)	68,398	71,137	(4%)	274,517	284,275	(3%)
Income from Equity Method Investments(5)	282	—	NM	756	297	155%
Pre-Tax Income	$68,680	$71,137	(3%)	$275,273	$284,572	(3%)

(1)
Includes client related expenses of $7.9 million and $22.5 million for the three and nine months ended September 30, 2019, respectively, and $9.7 million and $23.0 million for the three and nine months ended September 30, 2018, respectively.

(2)
Includes client related expenses of $1.6 million and $4.9 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.

(3)
Includes interest expense on the Notes Payable, subordinated borrowings and lines of credit of $3.8 million and $8.4 million for the three and nine months ended September 30, 2019, respectively, and $2.3 million and $6.9 million for the three and nine months ended September 30, 2018, respectively.

(4)	Includes Noncontrolling Interest of $0.5 million for the nine months ended September 30, 2019 and $0.3 million and $0.9 million for the three and nine months ended September 30, 2018, respectively.

(5)	Equity in Luminis is classified as Income from Equity Method Investments.

For the three months ended September 30, 2019, the dollar value of North American announced and completed M&A activity decreased 31% and increased 32%, respectively, compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, the dollar value of Global announced and completed M&A activity decreased 9% and increased 6%, respectively, compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, the dollar value of North American and Global announced M&A activity between $1 - $5 billion decreased 23% and 19%, respectively, compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, the dollar value of North American announced and completed M&A activity both increased 6% compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the dollar value of Global announced and completed M&A activity decreased 9% and 2%, respectively, compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the dollar value of North American and Global announced M&A activity between $1 - $5 billion decreased 29% and 26%, respectively, compared to the nine months ended September 30, 2018:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$291	$421	(31%)	$1,457	$1,373	6%
Value of North American M&A Deals Announced between $1 - $5 billion	$103	$134	(23%)	$269	$381	(29%)
Value of North American M&A Deals Completed	$424	$322	32%	$1,171	$1,100	6%
Value of Global M&A Deals Announced	$776	$850	(9%)	$2,794	$3,069	(9%)
Value of Global M&A Deals Announced between $1 - $5 billion	$229	$283	(19%)	$627	$849	(26%)
Value of Global M&A Deals Completed	$759	$716	6%	$2,258	$2,308	(2%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	213	196	9%	489	458	7%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	74	62	19%	223	210	6%

* Source: Refinitiv October 2, 2019
** Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
Three Months Ended September 30, 2019 versus September 30, 2018
Net Investment Banking Revenues were $388.0 million for the three months ended September 30, 2019, compared to $366.8 million for the three months ended September 30, 2018, which represented an increase of 6%. We earned 213 fees from Advisory clients for the three months ended September 30, 2019, compared to 196 for the three months ended September 30, 2018, representing a 9% increase. We had 74 fees earned in excess of $1.0 million for the three months ended September 30, 2019, compared to 62 for the three months ended September 30, 2018, representing a 19% increase. The increase in revenues from the three months ended September 30, 2018 primarily reflects an increase of $14.9 million, or 5%, in Advisory Fees, reflecting an increase in the number and size of fees. Underwriting Fees increased $6.2 million, or 54%, compared to the three months ended September 30, 2018. The increase in Underwriting Fees from the three months ended September 30, 2018 primarily reflects an increase in the number of transactions versus the prior year. We participated in 18 underwriting transactions for the three months ended September 30, 2019 (compared to 12 for the three months ended September 30, 2018), 10 of which were as a bookrunner (compared to 6 for the three months ended September 30, 2018). Commissions and Related Fees increased $1.5 million, or 3%, principally driven by the increase in global volumes.
Operating Expenses were $311.7 million for the three months ended September 30, 2019, compared to $287.8 million for the three months ended September 30, 2018, an increase of $23.9 million, or 8%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $228.5 million for the three months ended September 30, 2019, as compared to $213.7 million for the three months ended September 30, 2018, an increase of $14.8 million, or 7%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $83.2 million for the three months ended September 30, 2019, as compared to $74.1 million for the three months ended September 30, 2018, an increase of $9.1 million, or 12%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, increased costs related to technology initiatives and increased professional fees.
Other Expenses of $7.9 million for the three months ended September 30, 2019 included compensation costs of $4.6 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $1.0 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, Acquisition and Transition Costs of $0.2 million and intangible asset and other amortization of $2.2 million. Other Expenses of $7.9 million for the three months ended September 30, 2018 included compensation costs of $3.8 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $2.0 million related to separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and intangible asset and other amortization of $2.2 million.
Nine Months Ended September 30, 2019 versus September 30, 2018
Net Investment Banking Revenues were $1.31 billion for the nine months ended September 30, 2019, compared to $1.25 billion for the nine months ended September 30, 2018, which represented an increase of 4%. We earned 489 fees from Advisory clients for the nine months ended September 30, 2019, compared to 458 for the nine months ended September 30, 2018, representing a 7% increase. We had 223 fees earned in excess of $1.0 million for the nine months ended September 30, 2019, compared to 210 for the nine months ended September 30, 2018, representing a 6% increase. The increase in revenues from the nine months ended September 30, 2018 primarily reflects an increase of $43.1 million, or 4%, in Advisory Fees, reflecting an increase in the number and size of fees. Underwriting Fees decreased $1.4 million, or 2%, compared to the nine months ended September 30, 2018. The decrease in Underwriting Fees from the nine months ended September 30, 2018 primarily reflects a decrease in the size of certain transactions versus the prior year. We participated in 57 underwriting transactions for the nine months ended September 30, 2019 (compared to 43 in 2018), 37 of which were as a bookrunner (compared to 31 in 2018). Commissions and Related Fees decreased $2.0 million, or 1%, principally driven by the trend of institutional clients adjusting the level of payments for research services. Other Revenue, net, for the nine months ended September 30, 2019, was higher than the nine months ended September 30, 2018, primarily reflecting gains on the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $1.01 billion for the nine months ended September 30, 2019, compared to $946.6 million for the nine months ended September 30, 2018, an increase of $62.4 million, or 7%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $765.7 million for the nine months ended September 30, 2019, as compared to $731.7 million for the nine months ended September 30, 2018, an increase of $34.0 million, or 5%. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased compensation costs from share-based and other deferred compensation arrangements. Non-compensation expenses, as a component of Operating Expenses, were $243.3 million for the nine months ended September 30, 2019, as compared to $214.9 million for the nine months ended September 30, 2018, an increase of $28.4 million, or 13%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, increased costs related to technology initiatives and increased professional fees. In addition, the increase in Non-compensation expenses versus last year also reflects an increase in client related expenses which are subject to reimbursement from clients currently and in future periods.
Other Expenses of $22.1 million for the nine months ended September 30, 2019 included compensation costs of $12.3 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $3.1 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, Acquisition and Transition Costs of $0.2 million and intangible asset and other amortization of $6.5 million. Other Expenses of $21.8 million for the nine months ended September 30, 2018 included compensation costs of $11.5 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $3.9 million related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and intangible asset and other amortization of $6.5 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$12,155	$11,560	5%	$35,408	$33,826	5%
Institutional Asset Management	495	1,118	(56%)	2,044	2,777	(26%)
Asset Management and Administration Fees	12,650	12,678	—%	37,452	36,603	2%
Other Revenue, net	1,536	1,747	(12%)	5,533	3,987	39%
Net Revenues	14,186	14,425	(2%)	42,985	40,590	6%
Expenses
Operating Expenses	12,040	11,022	9%	36,206	32,973	10%
Other Expenses	200	—	NM	308	21	NM
Total Expenses	12,240	11,022	11%	36,514	32,994	11%
Operating Income(1)	1,946	3,403	(43%)	6,471	7,596	(15%)
Income from Equity Method Investments(2)	2,280	2,298	(1%)	6,470	6,545	(1%)
Pre-Tax Income	$4,226	$5,701	(26%)	$12,941	$14,141	(8%)

(1)
Includes Noncontrolling Interest of $0.4 million and $2.1 million for the three and nine months ended September 30, 2019, respectively, and $1.1 million and $3.4 million for the three and nine months ended September 30, 2018, respectively.

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

•
Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of September 30, 2019, there was no previously distributed carried interest received from the funds that was subject to repayment.

•
We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

Assets Under Management
AUM for our Investment Management businesses of $10.3 billion at September 30, 2019 increased compared to $9.1 billion at December 31, 2018. The amounts of AUM presented in the table below reflect the assets for which we charge a management fee. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 69% and 63% of Level I investments, 27% and 32% of Level II investments and 4% and 5% of Level III investments as of September 30, 2019 and December 31, 2018, respectively. Institutional Asset Management maintained 83% and 82% of Level I investments and 17% and 18% of Level II investments as of September 30, 2019 and December 31, 2018, respectively.
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
The following table summarizes AUM activity for the nine months ended September 30, 2019:

	Wealth Management(1)	Institutional Asset Management	Total
	(dollars in millions)
Balance at December 31, 2018	$7,560	$1,575	$9,135
Inflows	828	809	1,637
Outflows	(588)	(848)	(1,436)
Market Appreciation	829	91	920
Balance at September 30, 2019	$8,629	$1,627	$10,256

Unconsolidated Affiliates - Balance at September 30, 2019:
Atalanta Sosnoff	$—	$6,361	$6,361
ABS	$—	$5,678	$5,678
(1) Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $318.5 million and $172.2 million as of September 30, 2019 and December 31, 2018, respectively.
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of September 30, 2019:

	Wealth Management	Institutional Asset Management
Equities	56%	31%
Fixed Income	27%	69%
Liquidity(1)	12%	—%
Alternatives	5%	—%
Total	100%	100%
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
For the nine months ended September 30, 2019, AUM for Wealth Management increased 14%, reflecting an 11% increase due to market appreciation and a 3% increase due to flows. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by approximately 1% and 2%, respectively, during the period. Wealth Management lagged the fixed income composite on a 1 and 3 year basis by approximately 50 basis points and 20 basis points, respectively. For the period, the S&P 500 was up approximately 21% and the fixed income composite was up approximately 5%.
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
For the nine months ended September 30, 2019, AUM for Institutional Asset Management increased 3%, reflecting a 6% increase due to market appreciation, partially offset by a 3% decrease due to flows. ECB's AUM market appreciation reflects favorable market volatility, as well as the impact of the fluctuation of foreign currency. ECB outperformed the equities index and outperformed the fixed income index on two of their three portfolios for the nine months ended September 30, 2019.
AUM from our unconsolidated affiliates increased 11% compared to December 31, 2018, related to positive performance in Atalanta Sosnoff and ABS.
Three Months Ended September 30, 2019 versus September 30, 2018
Net Investment Management Revenues were $14.2 million for the three months ended September 30, 2019, compared to $14.4 million for the three months ended September 30, 2018, which represented a decrease of 2%. Asset Management and Administration Fees earned from the management of client portfolios were flat from the three months ended September 30, 2018. Fee-based revenues included $0.01 million and $0.4 million of revenues from performance fees for the three months ended September 30, 2019 and 2018, respectively. Income from Equity Method Investments decreased from the three months ended September 30, 2018, primarily as a result of a decrease in earnings from our investment in ABS.
Operating Expenses were $12.0 million for the three months ended September 30, 2019, as compared to $11.0 million for the three months ended September 30, 2018, an increase of $1.0 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $8.6 million for the three months ended September 30, 2019, as compared to $8.0 million for the three months ended September 30, 2018, an increase of $0.6 million, or 8%. Non-compensation expenses, as a component of Operating Expenses, were $3.4 million for the three months ended September 30, 2019, as compared to $3.0 million for the three months ended September 30, 2018, an increase of $0.4 million, or 13%.
Other Expenses of $0.2 million for the three months ended September 30, 2019 included Acquisition and Transition Costs.
Nine Months Ended September 30, 2019 versus September 30, 2018
Net Investment Management Revenues were $43.0 million for the nine months ended September 30, 2019, compared to $40.6 million for the nine months ended September 30, 2018, which represented an increase of 6%. Asset Management and Administration Fees earned from the management of client portfolios increased 2% from the nine months ended September 30, 2018, primarily driven by an increase of $1.6 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.02 million and $0.4 million of revenues from performance fees during the nine months ended September 30, 2019 and 2018, respectively. Income from Equity Method Investments decreased from the nine months ended September 30, 2018, primarily as a result of a decrease in earnings from our investment in ABS in 2019.
Operating Expenses were $36.2 million for the nine months ended September 30, 2019, as compared to $33.0 million for the nine months ended September 30, 2018, an increase of $3.2 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $25.6 million for the nine months ended September 30, 2019, as compared to $23.4 million for the nine months ended September 30, 2018, an increase of $2.2 million, or 9%. Non-compensation expenses, as a component of Operating Expenses, were $10.6 million for the nine months ended September 30, 2019, as compared to $9.6 million for the nine months ended September 30, 2018, an increase of $1.0 million, or 10%.
Other Expenses of $0.3 million and $0.02 million for the nine months ended September 30, 2019 and 2018, respectively, included Acquisition and Transition Costs.

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

	For the Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$227,961	$250,695
Non-cash charges	308,730	233,952
Other operating activities	(445,736)	(174,001)
Operating activities	90,955	310,646
Investing activities	(353,989)	(188,888)
Financing activities	(218,614)	(306,415)
Effect of exchange rate changes	(4,869)	1,711
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(486,517)	(182,946)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	800,096	617,385
End of Period	$313,579	$434,439
Nine Months Ended September 30, 2019. Cash, Cash Equivalents and Restricted Cash were $313.6 million at September 30, 2019, a decrease of $486.5 million versus Cash, Cash Equivalents and Restricted Cash of $800.1 million at December 31, 2018. Operating activities resulted in a net inflow of $91.0 million, primarily related to earnings, partially offset by the payment of 2018 incentive compensation. Cash of $354.0 million was used in investing activities primarily related to net purchases of investment securities and certificates of deposit and purchases of furniture, equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York. Financing activities during the period used cash of $218.6 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2019 Private Placement Notes. For further information see Note 12 to our unaudited condensed consolidated financial statements.
Nine Months Ended September 30, 2018. Cash, Cash Equivalents and Restricted Cash were $434.4 million at September 30, 2018, a decrease of $182.9 million versus Cash, Cash Equivalents and Restricted Cash of $617.4 million at December 31, 2017. Operating activities resulted in a net inflow of $310.6 million, primarily related to earnings, partially offset by an increase in accounts receivable and a decrease in accrued compensation and benefits. Cash of $188.9 million was used in investing activities primarily related to net purchases of investment securities and net purchases of certificates of deposit. Financing activities during the period used cash of $306.4 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of dividends, distributions to noncontrolling interest holders and the repayment of outstanding subordinated borrowings.

Liquidity and Capital Resources
General
Our current assets include Cash and Cash Equivalents, Investment Securities and Certificates of Deposit, Accounts Receivable and contract assets, included in Other Current Assets, relating to Investment Banking and Investment Management revenues. Our current liabilities include accrued expenses, accrued liabilities related to improvements in our leased facilities, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements and related investments are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and certain other entities in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
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
On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2019, we repurchased 1,998,719 Class A Shares, at an average cost per share of $81.56, for $163.0 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2019, we repurchased 1,015,681 Class A Shares, at an average cost per share of $89.45 for $90.9 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 3,014,400 Class A Shares repurchased during the nine months ended September 30, 2019, were acquired for aggregate purchase consideration of $253.9 million, at an average cost per share of $84.22.
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
Private Placements
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2019, we were in compliance with all of these covenants.
On August 1, 2019, we issued $175.0 million and £25.0 million of senior unsecured notes through private placement. These notes reflect a weighted average life of 12 years and a weighted average stated interest rate of 4.26%. These notes include: $75.0 million aggregate principal amount of our 4.34% Series E Notes, $60.0 million aggregate principal amount of our 4.44% Series F Notes, $40.0 million aggregate principal amount of our 4.54% Series G Notes and £25.0 million aggregate principal amount of our 3.33% Series H Notes, each of which were issued pursuant to the 2019 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.

Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2019, we were in compliance with all of these covenants.
We intend to use the proceeds from the 2019 Private Placement Notes to fund investments in our business, including facilities and technology, and for other general corporate purposes.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2019. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30.0 million on this facility, which was repaid on March 2, 2018. On March 11, 2019, East drew down $30.0 million on this facility, which was repaid on May 3, 2019. On June 21, 2019, East amended this facility with PNC such that, among other things, the interest rate provisions were modified to LIBOR plus 125 basis points and the maturity date was extended to October 31, 2020.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20.0 million, to be used for working capital and other corporate activities. The facility is unsecured and matures on October 31, 2020, subject to an extension agreed to between East and PNC. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2019. Drawings under this facility bear interest at LIBOR plus 150 basis points. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of September 30, 2019.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $7.6 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
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
We had a commitment at September 30, 2019 for contingent consideration related to an arrangement with the former employer of certain RECA employees. For further information see Note 17 to our unaudited condensed consolidated financial statements.
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

On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York. We expect to spend approximately $35 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. For further information see Note 10 to our unaudited condensed consolidated financial statements.
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.0 year, as of September 30, 2019, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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
As of September 30, 2019 and December 31, 2018, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	September 30, 2019		December 31, 2018
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)
	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$23,643		$22,349
Securities Purchased Under Agreements to Resell	1,423	$1,426	2,696	$2,701
Total Assets	$25,066		$25,045
Liabilities
Securities Sold Under Agreements to Repurchase	$(25,062)	$(25,053)	$(25,075)	$(25,099)
Net Liabilities	$4		$(30)
Risk Measures
VaR	$1		$6
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(16)		$(1)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$16		$1
Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $12.0 million and $15.2 million as of September 30, 2019 and December 31, 2018, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of September 30, 2019, the fair value of our investments with these products, based on closing prices, was $64.1 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $6.4 million for the three months ended September 30, 2019.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $4.1 million for the three months ended September 30, 2019.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe, Asia and Mexico, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our European, Asian and Latin American revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Mexican pesos, Brazilian real). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2019, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($4.4) million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded minimal bad debt expense for each of the nine months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, total receivables recorded in Accounts Receivable amounted to $305.7 million and $309.1 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $64.6 million and $60.9 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of September 30, 2019, total contract assets recorded in Other Current Assets and Other Assets amounted to $1.0 million and $2.3 million, respectively. As of December 31, 2018, total contract assets recorded in Other Current Assets and Other Assets amounted to $2.8 million and $0.5 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2019, we had Investment Securities of $408.2 million, of which 84% were corporate and municipal securities and treasury bills and notes, primarily with S&P ratings ranging from AAA to BB+.

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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2019	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	272,004	$74.05	270,030	6,209,388
February 1 to February 28	912,817	89.29	—	6,209,388
March 1 to March 31	64,689	93.53	—	6,209,388
Total January 1 to March 31	1,249,510	$86.19	270,030	6,209,388

April 1 to April 30	17,782	$91.31	11,600	6,197,788
May 1 to May 31	1,070,004	85.12	1,061,586	5,136,202
June 1 to June 30	183,161	78.83	178,923	4,957,279
Total April 1 to June 30	1,270,947	$84.30	1,252,109	4,957,279

July 1 to July 31	4,829	$88.94	—	4,957,279
August 1 to August 31	362,128	78.95	355,764	4,601,515
September 1 to September 30	126,986	78.87	120,816	4,480,699
Total July 1 to September 30	493,943	$79.03	476,580	4,480,699

Total January 1 to September 30	3,014,400	$84.22	1,998,719	4,480,699

(1)
Includes the repurchase of 979,480, 18,838 and 17,363 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2019, June 30, 2019 and September 30, 2019, respectively.

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

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description
10.1	Amended and Restated 2016 Evercore Inc. Stock Incentive Plan, Israeli Appendix (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: October 31, 2019

Evercore Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer